Form 10-Q
period 1996-03-31
DECKERS OUTDOOR CORP
filed 1996-05-14
CIK 910521

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                       Commission File Number  0-22446

                         DECKERS OUTDOOR CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                                   95-3015862
(State or other jurisdiction of               IRS Employer Identification
 incorporation or organization)

1140 Mark Avenue, Carpinteria, California                 93013
 (Address of principal executive offices)              (zip code)

Registrant's telephone number, including area code    (805) 684-7722

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      X       No
                                  ----------       ----------

The number of shares outstanding of Registrant's Common Stock, par value $.01 on April 30, 1996 was 9,242,375.

                         DECKERS OUTDOOR CORPORATION
                              AND SUBSIDIARIES
                             Table of Contents

                                                                           Page
Part I.  Financial Information

        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 31, 1996 and December 31, 1995                             1

           Condensed Consolidated Statements of Earnings for the
           Three-Month Period Ended March 31, 1996 and 1995                 2

           Condensed Consolidated Statements of Cash Flows for
           the Three-Month Period Ended March 31, 1996 and 1995            3-4

           Notes to Condensed Consolidated Financial Statements            5-7

        Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8-10

Part II.  Other Information

        Item 1.  Legal Proceedings                                         11

        Item 2.  Changes in Securities                                     11

        Item 3.  Defaults upon Senior Securities                           11

        Item 4.  Submission of Matters to a Vote of Security Holders       11

        Item 5.  Other Information                                         11

        Item 6.  Exhibits and Reports on Form 8-K                          11

Signature                                                                  12

                          DECKERS OUTDOOR CORPORATION
                              AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (Unaudited)

                     ASSETS                            MARCH 31,  DECEMBER 31,
                                                         1996         1995
Current assets:
     Cash and cash equivalents                    $   3,596,000      3,222,000
     Trade accounts receivable, less allowance
       for doubtful accounts of $3,595,000 and
       $2,625,000 as of March 31, 1996 and
       December 31, 1995, respectively               24,808,000     19,716,000
     Inventories                                     17,565,000     19,556,000
     Prepaid expenses and other current assets        1,195,000      2,542,000
     Refundable income taxes                            551,000      2,969,000
     Deferred tax assets                              2,026,000      2,026,000
                                                     ----------     ----------
           Total current assets                      49,741,000     50,031,000

Property and equipment, at cost, net                  3,234,000      3,273,000
Intangible assets, less applicable amortization      18,817,000     16,907,000
Note receivable from supplier                         2,785,000      2,839,000
Other assets, net                                     1,135,000      1,867,000
                                                     ----------     ----------
                                                  $  75,712,000     74,917,000
                                                     ----------     ----------
                                                     ----------     ----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes Payable                                $   1,736,000          -----
     Current maturities of long-term debt               113,000        111,000
     Trade accounts payable                           2,962,000      3,020,000
     Accrued expenses                                 4,548,000      3,131,000
                                                     ----------     ----------
           Total current liabilities                  9,359,000      6,262,000

Long-term debt, less current maturities              11,389,000     15,170,000

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value.
       Authorized 5,000,000 shares;
       none issued                                        -----          -----
     Common stock, $.01 par value.
       Authorized 20,000,000 shares;
       issued and outstanding
       9,242,375 shares                                  92,000         92,000
     Additional paid-in capital                      28,940,000     28,940,000
     Retained earnings                               25,932,000     24,453,000
                                                     ----------     ----------
           Total stockholders' equity                54,964,000     53,485,000
                                                     ----------     ----------
                                                  $  75,712,000     74,917,000
                                                     ----------     ----------
                                                     ----------     ----------

See accompanying notes to condensed consolidated financial statements.

                         DECKERS OUTDOOR CORPORATION
                              AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                                 (Unaudited)

                                                     THREE MONTH PERIOD ENDED
                                                              MARCH 31
                                                      1996              1995
Net sales                                      $   28,772,000       36,083,000
Cost of sales                                      16,182,000       18,621,000
                                                   ----------       ----------
             Gross profit                          12,590,000       17,462,000

Selling, general and administrative expenses        9,849,000        9,372,000
                                                   ----------       ----------
             Earnings from operations               2,741,000        8,090,000

Other expense (income):
      Interest expense (income)                       282,000         (53,000)
      Minority interest in net loss of
        subsidiary                                    (63,000)           -----
      Miscellaneous expense (income)                 (148,000)          87,000
                                                   ----------       ----------
             Earnings before income taxes           2,670,000        8,056,000

Income taxes                                        1,191,000        3,343,000
                                                   ----------       ----------
             Net earnings                      $    1,479,000        4,713,000
                                                   ----------       ----------
                                                   ----------       ----------
Net earnings per common and common
  equivalent shares                            $         0.16             0.49
                                                   ----------       ----------
                                                   ----------       ----------
Weighted average common and common
  equivalent shares outstanding                     9,304,000        9,644,000
                                                   ----------       ----------
                                                   ----------       ----------

See accompanying notes to condensed consolidated financial statements.

                         DECKERS OUTDOOR CORPORATION
                              AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                     THREE-MONTH PERIOD ENDED
                                                              MARCH 31
                                                       1996              1995
Cash flows from operating activities:
   Net earnings                                $    1,479,000        4,713,000
                                                   ----------       ----------
   Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization                   460,000          391,000
      Provision for doubtful accounts                 985,000          300,000
      Minority interest in net loss of
       subsidiary                                     (63,000)           -----
      Changes in assets and liabilities:
        Increase in trade accounts receivable      (6,077,000)    (19,052,000)
        Decrease in inventory                       1,991,000        6,884,000
        Decrease (increase) in prepaid
         expenses and other current assets          1,347,000        (718,000)
        Decrease in refundable income taxes         2,418,000            -----
        Decrease in note receivable from
         supplier                                      54,000          186,000
        Decrease in other assets                      357,000            5,000
        Increase (decrease) in accounts
         payable                                      (58,000)         142,000
        Increase in accrued expenses                1,480,000        2,242,000
        Increase in income taxes payable                -----        1,813,000
                                                   ----------       ----------
          Total adjustments                         2,894,000      (7,807,000)
                                                   ----------      -----------
          Net cash provided (used) by
           operating activities                     4,373,000      (3,094,000)
                                                   ----------      -----------
Cash flows from investing activities:
   Purchase of property and equipment                (220,000)       (679,000)
   Net proceeds from the sale of short-term
    investments                                         -----        3,350,000
   Other                                                -----         (10,000)
                                                   ----------       ----------
          Net cash provided (used) by
           investing activities                      (220,000)       2,661,000
                                                   -----------      ----------

                                 (Continued)

                         DECKERS OUTDOOR CORPORATION
                              AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows, Continued
                                 (Unaudited)

                                                     THREE-MONTH PERIOD ENDED
                                                              MARCH 31
                                                       1996              1995

Cash flows from financing activities:
     Cash received from borrowings under
      credit facility                          $      750,000        5,000,000
     Repayments of notes payable and
      long-term debt                               (4,550,000)        (50,000)
     Proceeds from issuances of common stock            -----           12,000
     Repurchase of common stock                         -----      (4,900,000)
     Other                                             21,000            -----
                                                   ----------       ----------
         Net cash provided (used) by
          financing activities                     (3,779,000)          62,000
                                                   ----------       ----------
         Net increase (decrease) in cash
          and cash equivalents                        374,000        (371,000)

Cash and cash equivalents at beginning
 of period                                          3,222,000        2,872,000
                                                   ----------       ----------
Cash and cash equivalents at end of period     $    3,596,000        2,501,000
                                                   ----------       ----------
                                                   ----------       ----------
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for:
     Interest                                  $      269,000             ----
     Income taxes                                     141,000        1,531,000
                                                   ----------       ----------
                                                   ----------       ----------

Supplemental disclosure of noncash investing and financing activities:

     In connection with the repurchase of outstanding stock options of a subsidiary from the Founder of the subsidiary during the three month period ended March 31, 1996, the Company gave consideration of $2,111,000, consisting of notes payable to the Founder of $1,736,000 and the forgiveness of a $375,000 note receivable from the Founder. The Company allocated the entire purchase price to goodwill.

     In connection with the acquisition of substantially all of the assets of Alp Sport Sandals during the three month period ended March 31, 1995, the Company acquired net assets aggregating $1,258,000 for cash consideration and $1,066,000 of indebtedness.

See accompanying notes to condensed consolidated financial statements.

                         DECKERS OUTDOOR CORPORATION
                              AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

(1)  General

     The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

     As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

(2)  Earnings per Share

     Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents represent the number of shares which would be issued assuming the exercise of common stock options and reduced by the number of shares which could be purchased with the proceeds from the exercise of those options.

     Fully diluted net earnings per share are not presented since the amounts do not differ significantly from the primary net earnings per share presented.

(3)  Inventory

     Inventory at March 31, 1996 and December 31, 1995 is summarized as follows:

                                                       MARCH 31,   DECEMBER 31,
                                                         1996          1995

           Raw materials                       $      1,606,000       1,892,000
           Work in process                            2,036,000       1,379,000
           Finished goods                            13,923,000      16,285,000
                                                     ----------      ----------
           Total inventory                     $     17,565,000      19,556,000
                                                     ----------      ----------
                                                     ----------      ----------

                         DECKERS OUTDOOR CORPORATION
                              AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

(4)  Income Taxes

     Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(5)  Repurchase of Stock Options

     In connection with the acquisition of Simple Shoes, Inc. ("Simple") in 1993, the founder and President of Simple (the "Founder") retained an option to acquire up to a 10% interest in Simple. On April 4, 1996, the Company entered into an agreement, effective January 1, 1996, to reacquire such option from the Founder for $2,500,000, less the $300,000 exercise price of the option. The Company made the first installment payment in April 1996 and the remaining non-interest bearing installment of $1,100,000 is due January 1, 1997.

     The Company allocated the entire purchase price to goodwill, which is being amortized over the remaining 18 year life of the goodwill.

(6)  Credit Facility

     Pursuant to an amendment, the availability under the Company's $45,000,000 revolving credit facility ("the Facility") was reduced to $25,000,000 based on certain eligible assets, as defined, effective as of February 29, 1996. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.25% at March 31, 1996) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $7,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. As of March 31, 1996, the Company had borrowed $10,000,000 under the Facility and $14,268,000 was available for borrowing.

     The agreement underlying the Facility includes certain restrictive covenants which, among other things, require the Company to maintain certain financial tests. The Company was in compliance with all requirements as of March 31, 1996.

(7)  Stock-Based Compensation

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which was issued in October 1995. This statement encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. FAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
     (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue to measure compensation cost under APBO No. 25, "Accounting for Stock Issued to Employees," and will comply with the pro forma disclosure requirements in its December 31, 1996 Annual Report on Form 10-K. The adoption of FAS 123 had no impact on the Company's financial position or results of operations.

                         DECKERS OUTDOOR CORPORATION
                              AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

(8)  Impairment of Long-Lived Assets

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was issued in March 1995. This statement establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The adoption of FAS 121 did not have a material impact on the Company's financial position or results of operations.

                         DECKERS OUTDOOR CORPORATION
                              AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

         Net sales decreased by $7,311,000 or 20.3% between the three months ended March 31, 1996 and 1995. Whereas the first quarter of 1995 was the best quarter ever for sales of the Company's Teva registered trademark line, in the first quarter of 1996 the Company continued to be impacted by the poor overall retail markets and the abundance of sport sandals in the marketplace which began in the second quarter of 1995. As a result, sales of the Teva registered trademark line decreased from $30,203,000 for the three months ended March 31, 1995 to $18,600,000 for the three months ended March 31, 1996, a 38.4% decrease. Sales of Teva registered trademark products represented 83.7% and 64.6% of net sales in the three months ended March 31, 1995 and 1996, respectively. While Teva registered trademark sales declined in comparison to the prior year period, the Company experienced a continued increase in the net sales of footwear under the Simple registered trademark product line, which increased 67.4%, from $4,768,000 to $7,983,000 between the three months ended March 31, 1995 and 1996. Overall, international sales for all of the Company's products increased 57.6% from $5,734,000 to $9,035,000, representing 15.9% of net sales in 1995 and 31.4% in 1996. The combination of these factors lead to a net decrease in the volume of footwear sold, which decreased from 1,263,000 pairs during the three months ended March 31, 1995 to 1,107,000 pairs during the three months ended March 31, 1996, a 12.4% decrease.

         The weighted average wholesale price per pair sold during these respective periods decreased from $29.32 to $24.88, or by 15.1%. The decrease in the average wholesale price reflects the continued sale of the remaining 1995 Teva registered trademark sport sandals at discounted prices, which selling prices approximated the carrying value of the inventory. In addition, the Company reduced the prices of certain Teva registered trademark styles since the first quarter of 1995 in order to promote a more even distribution of price points between the high and low points. The Company believes that having such an even price point distribution will place one or more styles at each desired price level.

         Cost of sales decreased by $2,439,000 to $16,182,000 for the three months ended March 31, 1996, compared with $18,621,000 for the three months ended March 31, 1995, a decrease of 13.1%. Gross profit decreased by $4,872,000, or 27.9%, to $12,590,000 for the three months ended March 31, 1996 from $17,462,000 for the three months ended March 31, 1995 and decreased as a percentage of net sales to 43.8% from 48.4%. The decrease in gross profit margin as a percentage of net sales was primarily due to the sale of 1995 closeout inventory at discounted prices as well as the reduction in prices on certain Teva registered trademark styles for the 1996 season, as discussed above.

         Selling, general and administrative expenses increased by $477,000, or 5.1%, between the three months ended March 31, 1995 and March 31, 1996 and increased as a percentage of net sales from 26.0% in 1995 to 34.2% in 1996. The increase was primarily due to an increase in the reserve for potential uncollectable receivables; the addition of the operations of Ugg Holdings, Inc.; increased marketing efforts for the Simple registered trademark product line; and increased payroll costs related to newly created positions. Such increases were partially offset by the decrease in royalty expense and sales commission expense resulting from the decrease in sales volume. The increase as a percentage of net sales also occurred as certain selling, general and administrative expenses include certain fixed costs and, therefore, total selling, general and administrative expenses do not fluctuate proportionately with changes in sales volume.

                          DECKERS OUTDOOR CORPORATION
                               AND SUBSIDIARIES

         Income taxes were $1,191,000 for the three months ended March 31, 1996, representing an effective income tax rate of 44.6%, compared with income taxes of $3,343,000 for the three months ended March 31, 1995, representing an effective income tax rate of 41.5%. The increase in the effective income tax rate from 1995 to 1996 is largely a result of the goodwill associated with the acquisition of Ugg Holdings, Inc. which is not deductible for income tax reporting purposes. In addition, the Company experienced non-deductible losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

         The Company had net earnings of $1,479,000 for the three months ended March 31, 1996 as compared with net earnings of $4,713,000 for the three months ended March 31, 1995, a decrease of 68.6%, for the reasons discussed above.

         Liquidity and Capital Resources

         At March 31, 1996, working capital was $40,382,000 including $3,596,000 of cash and cash equivalents. Cash provided by operating activities aggregated $4,373,000 for the three months ended March 31, 1996.

         Pursuant to an amendment, the availability under the Company's $45,000,000 revolving credit facility (the "Facility") was reduced to $25,000,000 based on certain eligible assets, as defined, effective as of February 29, 1996. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.25% at March 31, 1996) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $7,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. As of March 31, 1996, the Company had $10,000,000 in borrowings outstanding under the Facility and $14,268,000 was available for borrowings.

         The agreement underlying the Facility includes certain restrictive covenants which, among other things, require the Company to maintain certain financial tests. The Company was in compliance with all requirements as of March 31, 1996.

         The Company has an agreement with a supplier to provide financing for the start-up and the expansion of the supplier's operations, of which $2,785,000 was outstanding at March 31, 1996. The note is secured by all assets of the supplier and bears interest at the prime rate (8.25% at March 31, 1996) plus 1%.

         Capital expenditures totaled $220,000 for the three months ended March 31, 1996. The Company's capital expenditures related primarily to the purchase of machinery and equipment, the continued expansion of the Company's facilities and upgrades to the Company's computer systems. The Company currently has no material future commitments for capital expenditures.

         In connection with the acquisition of Ugg Holdings, Inc. in 1995, the Company is required to make future payments to the former shareholders equal to 2 1/2% of net sales of Ugg Holdings, Inc. for the years ending March 31, 1996 through March 31, 2000, an amount equal to earnings before income taxes of Ugg Holdings, Inc., as adjusted for certain items, for the year ended March 31, 1996 and an additional $500,000 payment in March 2000.

         The Company believes that internally generated funds, the available borrowings under its existing credit facilities and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements.

                          DECKERS OUTDOOR CORPORATION
                               AND SUBSIDIARIES

         Seasonality

         Financial results for the outdoor and footwear industries are generally seasonal. Based on the Company's historical product mix, the Company would expect greater sales in the first and second quarters than in the third and fourth quarters. However, the Company anticipates that the recent acquisition of Ugg Holdings, Inc., which is counterseasonal to the Company's sport sandal line, will help reduce the impact of seasonality.

         Other

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

         New Accounting Standards

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which was issued in October 1995. This statement encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. FAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue to measure compensation cost under APBO No. 25, "Accounting for Stock Issued to Employees," and will comply with the pro forma disclosure requirements in its December 31, 1996 Annual
         Report on Form   10-K.  The adoption of FAS 123 had no impact on the
         Company's financial position or results of operations.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was issued in March 1995. This statement establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The adoption of FAS 121 did not have a material impact on the Company's financial position or results of operations.

                         DECKERS OUTDOOR CORPORATION
                              AND SUBSIDIARIES

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings.   Not applicable

Item 2.     Changes in Securities.   Not applicable

Item 3.     Defaults upon Senior Securities.   Not applicable

Item 4.     Submission of Matters to a Vote of Security
            Holders.   Not applicable

Item 5.     Other Information.   Not applicable

Item 6.     Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               Exhibit 10.41 Option Purchase Agreement, dated April 4, 1996, by and between Eric Meyer, Deckers Outdoor Corporation, Simple Shoes, Inc. and Phillipsburg, Ltd.

               Exhibit 11.1      Statement of Computation of Earnings per
                                 Share.

         (b)   Reports on Form 8-K.  None

                         DECKERS OUTDOOR CORPORATION
                              AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)      Deckers Outdoor Corporation
BY (SIGNATURE)    /s/ Diana M. Wilson
(NAME AND TITLE)  Diana M. Wilson, Chief Operating and Financial
                  Officer, Vice President and Secretary
                  (Duly Authorized Officer and Principal Financial
                  and Accounting Officer)
(DATE)            May 14, 1996