Form 10-Q
period 1996-06-30
DECKERS OUTDOOR CORP
filed 1996-08-07
CIK 910521

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q


(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                         OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                          Commission File Number  0-22446

                            DECKERS OUTDOOR CORPORATION
- - ------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



             DELAWARE                                       95-3015862
- - ------------------------------------------------------------------------------
   (State or other jurisdiction of                 IRS Employer Identification
    incorporation or organization)

      1140 MARK AVENUE, CARPINTERIA, CALIFORNIA                      93013
- - ------------------------------------------------------------------------------
      (Address of principal executive offices)                     (zip code)


Registrant's telephone number, including area code        (805) 684-7722
                                                  ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    X              No
                                      ---------            -------

The number of shares outstanding of Registrant's Common Stock, par value $.01 on July 31, 1996 was 9,254,131.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES
                                 Table of Contents



                                                                          PAGE
Part I. Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of June 30,
      1996 and December 31, 1995                                             1

      Condensed Consolidated Statements of Earnings for the
      Three-Month Period Ended June 30, 1996 and 1995                        2

      Condensed Consolidated Statements of Earnings for the
      Six-Month Period Ended June 30, 1996 and 1995                          3

      Condensed Consolidated Statements of Cash Flows for the
      Six-Month Period Ended June 30, 1996 and 1995                        4-5

      Notes to Condensed Consolidated Financial Statements                 6-7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8-11

Part II.    Other Information

   Item 1.  Legal Proceedings                                               12

   Item 2.  Changes in Securities                                           12

   Item 3.  Defaults upon Senior Securities                                 12

   Item 4.  Submission of Matters to a Vote of Security Holders             12

   Item 5.  Other Information                                               12

   Item 6.  Exhibits and Reports on Form 8-K                                12

  Signature                                                                 13

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES
                         Condensed Consolidated Balance Sheets
                                    (Unaudited)



                        ASSETS                         June 30,   December 31,
                                                         1996           1995
                                                    ------------  ------------
Current assets:
        Cash and cash equivalents                 $    6,154,000     3,222,000
        Trade accounts receivable, less allowance
          for doubtful accounts of $2,517,000 and
          $2,625,000 as of June 30, 1996 and
          December 31, 1995, respectively             21,010,000    19,716,000
        Inventories                                   16,103,000    19,556,000
        Prepaid expenses and other current assets      1,816,000     2,542,000
        Refundable income taxes                          213,000     2,969,000
        Deferred tax assets                            2,026,000     2,026,000
                                                    ------------  ------------

                Total current assets                  47,322,000    50,031,000

Property and equipment, at cost, net                   2,955,000     3,273,000
Intangible assets, less applicable amortization       19,295,000    16,907,000
Note receivable from supplier                          2,932,000     2,839,000
Other assets, net                                      1,142,000     1,867,000
                                                    ------------  ------------

                                                  $   73,646,000    74,917,000
                                                    ------------  ------------
                                                    ------------  ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                             $    1,054,000          ----
        Current maturities of long-term debt             118,000       111,000
        Trade accounts payable                         2,545,000     3,020,000
        Accrued expenses                               3,680,000     3,131,000
        Income taxes payable                             860,000          ----
                                                    ------------  ------------

                Total current liabilities              8,257,000     6,262,000
                                                    ------------  ------------

Long-term debt, less current maturities                9,341,000    15,170,000

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value. Authorized
          5,000,000 shares; none issued                     ----          ----
        Common stock, $.01 par value. Authorized
          20,000,000 shares; issued and outstanding
          9,254,131 and 9,242,375 shares at June 30,
          1996 and December 31, 1995, respectively        93,000        92,000
        Additional paid-in capital                    28,999,000    28,940,000
        Retained earnings                             26,956,000    24,453,000
                                                    ------------  ------------

                Total stockholders' equity            56,048,000    53,485,000
                                                    ------------  ------------

                                                  $   73,646,000    74,917,000
                                                    ------------  ------------
                                                    ------------  ------------

See accompanying notes to condensed consolidated financial statements.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES
                     Condensed Consolidated Statements of Earnings
                                    (Unaudited)

                                                     Three-month period ended
                                                               June 30
                                                    --------------------------
                                                         1996           1995
                                                    ------------  ------------
Net sales                                         $   27,550,000    21,781,000
Cost of sales                                         16,455,000    12,718,000
                                                    ------------  ------------
                Gross profit                          11,095,000     9,063,000

Selling, general and administrative expenses           8,540,000     7,090,000
                                                    ------------  ------------
                Earnings from operations               2,555,000     1,973,000

Other expense (income):
    Interest expense, net                                226,000        68,000
    Minority interest in net loss of subsidiary          (18,000)         ----
    Loss on disposal of property, plant and equipment    349,000          ----
    Miscellaneous expense (income)                       151,000      (35,000)
                                                    ------------  ------------
                Earnings before income taxes           1,847,000     1,940,000

Income taxes                                             823,000       805,000
                                                    ------------  ------------

                Net earnings                      $    1,024,000     1,135,000
                                                    ------------  ------------
                                                    ------------  ------------

Net earnings per common and common
  equivalent shares                               $         0.11          0.12
                                                    ------------  ------------
                                                    ------------  ------------

Weighted average common and common
  equivalent shares outstanding                        9,325,000     9,285,000
                                                    ------------  ------------
                                                    ------------  ------------

See accompanying notes to condensed consolidated financial statements.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES
                     Condensed Consolidated Statements of Earnings
                                     (Unaudited)

                                                        Six-month period ended
                                                                June 30
                                                    --------------------------
                                                        1996           1995
                                                    ------------  ------------

Net sales                                         $   56,322,000    57,864,000
Cost of sales                                         32,637,000    31,339,000
                                                    ------------  ------------
                Gross profit                          23,685,000    26,525,000

Selling, general and administrative expenses          18,389,000    16,462,000
                                                    ------------  ------------
                Earnings from operations               5,296,000    10,063,000

Other expense (income):
    Interest expense, net                                508,000        15,000
    Minority interest in net loss of subsidiary         (81,000)          ----
    Loss on disposal of property, plant and equipment    349,000          ----
    Miscellaneous expense                                  3,000        52,000
                                                    ------------  ------------
                Earnings before income taxes           4,517,000     9,996,000

Income taxes                                           2,014,000     4,148,000
                                                    ------------  ------------

                Net earnings                        $  2,503,000     5,848,000
                                                    ------------  ------------
                                                    ------------  ------------

Net earnings per common and common equivalent
  shares                                            $       0.27          0.62
                                                    ------------  ------------
                                                    ------------  ------------
Weighted average common and common equivalent
  shares outstanding                                   9,306,000     9,447,000
                                                    ------------  ------------
                                                    ------------  ------------

See accompanying notes to condensed consolidated financial statements.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                        Six-month period ended
                                                                June 30
                                                    --------------------------
                                                         1996           1995
                                                    ------------  ------------
Cash flows from operating activities:
    Net earnings                                 $     2,503,000     5,848,000
                                                    ------------  ------------
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
        Depreciation and amortization                    974,000       684,000
        Provision for doubtful accounts                  985,000       296,000
        Stock compensation                                  ----        17,000
        Minority interest in net loss of subsidiary     (81,000)          ----
        Loss on disposal of property, plant and
          equipment                                      349,000          ----
        Changes in assets and liabilities
          (Increase) decrease in:
            Trade accounts receivable                (2,279,000)   (7,940,000)
            Inventories                                3,453,000     5,526,000
            Prepaid expenses and other current assets    726,000     (300,000)
            Note receivable from supplier               (93,000)     (645,000)
            Refundable income taxes                    2,756,000          ----
            Other assets                                 350,000     (178,000)
          Increase (decrease) in:
            Accounts payable                           (475,000)     (264,000)
            Accrued expenses                             630,000       427,000
            Income taxes payable                         860,000  (1,514,0000)
                                                    ------------  ------------

                 Total adjustments                     8,155,000   (3,891,000)
                                                    ------------  ------------

                 Net cash provided by
                   operating activities               10,658,000     1,957,000
                                                    ------------  ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment            (595,000)   (1,062,000)
  Payment for acquisition of Ugg                       (495,000)          ----
  Net proceeds from the sale of short-term
    investments                                             ----     4,850,000
  Cash paid for purchase of Alp assets                      ----      (10,000)
  Other                                                (192,000)          ----
                                                    ------------  ------------

Net cash provided by (used in) investing activities  (1,282,000)     3,778,000
                                                    ------------  ------------


                                      (Continued)

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows, Continued
                                    (Unaudited)


                                                        Six-month period ended
                                                               June 30
                                                    --------------------------
                                                         1996          1995
                                                    -----------   ------------

Cash flows from financing activities:
      Cash received from borrowings under
        credit facility                          $     1,750,000     8,500,000
      Repayments of notes payable and
        long-term debt                               (7,572,000)   (7,142,000)
      Proceeds from issuances of common stock             60,000        12,000
      Repurchase of common stock                            ----   (4,900,000)
      Cash paid for repurchase of outstanding
        stock options in a subsidiary                   (725,000)         ----
      Other                                                43,000  (3,000,000)
                                                    ------------  ------------

             Net cash used in financing activities    (6,444,000)  (6,530,000)
                                                    ------------  ------------

             Net increase (decrease) in cash and
               cash equivalents                        2,932,000     (795,000)



Cash and cash equivalents at beginning of period       3,222,000     2,872,000
                                                    ------------  ------------
Cash and cash equivalents at end of period       $     6,154,000     2,077,000
                                                    ------------  ------------
                                                    ------------  ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                  $       524,000       103,000
       Income taxes                                      183,000     4,132,000
                                                    ------------  ------------
                                                    ------------  ------------

Supplemental disclosure of noncash investing and financing activities:

In connection with the repurchase of outstanding stock options of a subsidiary from the Founder of the subsidiary during the six-month period ended June 30, 1996, the Company gave consideration of $2,111,000, consisting of $725,000 of cash, notes payable to the Founder (net of imputed interest) aggregating $1,011,000 and the forgiveness of a $375,000 note receivable from the Founder. The Company allocated the entire purchase price to goodwill.

In connection with the acquisition of substantially all of the assets of Alp Sport Sandals during the six-month period ended June 30, 1995, the Company acquired net assets aggregating $1,258,000 for cash consideration and $1,066,000 of indebtedness.

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


(3)   INVENTORY

      Inventory at June 30, 1996 and December 31, 1995 is summarized as follows:

                                             June 30,          December 31,
                                              1996                 1995
                                         --------------      ----------------

                Raw materials         $     1,800,000              1,892,000
              Work in process               1,055,000              1,379,000
               Finished goods              13,248,000             16,285,000
                                         --------------      ----------------

              Total inventory         $    16,103,000             19,556,000
                                         --------------      ----------------
                                         --------------      ----------------


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

(6)   STOCK-BASED COMPENSATION

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

(7)   IMPAIRMENT OF LONG-LIVED ASSETS

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

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


          THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
            JUNE 30, 1995

          Net sales increased by $5,769,000 or 26.5% between the three months ended June 30, 1996 and 1995. In the second quarter of 1995, the Company's Teva registered trademark line was adversely impacted by the poor overall retail markets and an abundance of sport sandals in the marketplace. However, in the second quarter of 1996, the Company experienced increased demand from retailers for its Teva registered trademark line as the retailers began to clear out their excess sport sandal inventories and as the competition for the Company's sport sandals declined. As a result, sales of the Teva registered trademark line increased from $15,526,000 for the three months ended June 30, 1995 to $17,414,000 for the three months ended June 30, 1996, a 12.2% increase. Sales of Teva registered trademark products represented 71.3% and 63.2% of net sales in the three months ended June 30, 1995 and 1996, respectively. In addition,the Company experienced a continued increase in the net sales of footwear under the Simple registered trademark product line, which increased 73.1%, from $5,282,000 to $9,141,000 between the three months ended June 30, 1995 and 1996. Overall, international sales for all of the Company's products increased 18.9% from $4,054,000 to $4,821,000, representing 18.6% of net sales in 1995 and 17.5% in 1996. The combination of these factors lead to an increase in the volume of footwear sold, which increased from 789,000 pairs during the three months ended June 30, 1995 to 1,110,000 pairs during the three months ended June 30, 1996, a 40.7% increase.

          The weighted average wholesale price per pair sold during these respective periods decreased from $28.07 to $25.08, or by 10.7%.
          The decrease in the average wholesale price reflects the continued sale of the remaining 1995 Teva registered trademark sport sandals at discounted prices, which selling prices approximated the carrying value of the inventory. In addition, the Company reduced the prices of certain Teva registered trademark styles since the second quarter of 1995 in order to promote a more even distribution of price points between the high and low points. The Company believes that having such an even price point distribution will place one or more styles at each desired price level.

          Cost of sales increased by $3,737,000 to $16,455,000 for the three months ended June 30, 1996, compared with $12,718,000 for the three months ended June 30, 1995, an increase of 29.4%. Gross profit increased by $2,032,000, or 22.4%, to $11,095,000 for the three months ended June 30, 1996 from $9,063,000 for the three months ended June 30, 1995 and decreased as a percentage of net sales to 40.3% from 41.6%. The decrease in gross profit margin as a percentage of net sales was primarily due to the sale of 1995 closeout inventory at discounted prices as well as the reduction in prices on certain Teva registered trademark styles for the 1996 season, as discussed above.

          Selling, general and administrative expenses increased by $1,450,000, or 20.5%, between the three months ended June 30, 1995 and June 30, 1996, but decreased as a percentage of net sales from 32.6% in 1995 to 31.0% in 1996. The increase was primarily due to the addition of the operations of Ugg Holdings, Inc.; increased sales commissions resulting from the increase in net sales; and increased payroll costs. The decrease as a percentage of net sales occurred as certain selling, general and administrative expenses include certain fixed costs and, therefore, total selling, general and administrative expenses do not fluctuate proportionately with changes in sales volume.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

          Income taxes were $823,000 for the three months ended June 30, 1996, representing an effective income tax rate of 44.6%, compared with income taxes of $805,000 for the three months ended June 30, 1995, representing an effective income tax rate of 41.5%. The increase in the effective income tax rate from 1995 to 1996 is largely a result of the goodwill associated with the acquisition of Ugg Holdings, Inc. which is not deductible for income tax reporting purposes. In addition, the Company experienced non-deductible losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

          The Company had net earnings of $1,024,000 for the three months ended June 30, 1996 as compared with net earnings of $1,135,000 for the three months ended June 30, 1995, a decrease of 9.8%, for the reasons discussed above.


          SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30,
            1995

          Net sales decreased by $1,542,000 or 2.7% between the six months ended June 30, 1996 and 1995. Although the first quarter of 1995 had been the best quarter ever for sales of the Company's Teva registered trademark line, in the first quarter of 1996 the Company continued to be impacted by the poor overall retail markets and the abundance of sport sandals in the marketplace which had begun in the second quarter of 1995. This decline in Teva registered trademark line sales for the first quarter of 1996 in comparison to the first quarter of 1995 was partially offset by the increased Teva registered trademark line sales in the second quarter in comparison to the second quarter of last year; as previously discussed. As a result, net sales of the Teva registered trademark line decreased from $45,729,000 for the six months ended June 30, 1995 to $36,014,000 for the six months ended June 30, 1996, a 21.2% decrease. Sales of Teva registered trademark line products represented 79.0% and 63.9% of net sales in the six months ended June 30, 1995 and 1996, respectively. While Teva registered trademark line sales declined in comparison to the prior year period, the Company experienced a continued increase in the net sales of footwear under the Simple registered trademark product line, which increased 70.4%, from $10,050,000 to $17,124,000 between the six months ended June 30, 1995 and 1996. Overall, international sales for all of the Company's products increased 41.6% from $9,788,000 to $13,856,000,representing 16.9% of net sales in 1995 and 24.6% in 1996. The combination of these factors lead to a net increase in the volume of footwear sold, which increased from 2,052,000 pairs during the six months ended June 30, 1995 to 2,217,000 pairs during the six months ended June 30, 1996, an 8.0% increase.

          The weighted average wholesale price per pair sold during these respective periods decreased from $28.84 to $25.74, or by 10.7%. The decrease in the average wholesale price reflects the continued sale of the remaining 1995 Teva registered trademark line sport sandals at discounted prices, which selling prices approximated the carrying value of the inventory. In addition, the Company reduced the prices of certain Teva registered trademark line styles since the six months ended June 30, 1995, in order to promote a more even distribution of price points between the high and low points. The Company believes that having such an even price point distribution will place one or more styles at each desired price level.

          Cost of sales increased by $1,298,000 to $32,637,000 for the six months ended June 30, 1996, compared with $31,339,000 for the six months ended June 30, 1995, an increase of 4.1%. Gross profit decreased by $2,840,000, or 10.7%, to $23,685,000 for the six months ended June 30, 1996 from $26,525,000 for the six months ended June 30, 1995 and decreased as a percentage of net sales to 42.1% from 45.8% The decrease in gross profit margin as a percentage of net sales was primarily due to the sale of 1995 closeout inventory at discounted prices as well as the reduction in prices on certain Teva registered trademark line styles for the 1996 season, as discussed above.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

          Selling, general and administrative expenses increased by $1,927,000, or 11.7%, between the six months ended June 30, 1995 and June 30, 1996 and increased as a percentage of net sales from 28.4% in 1995 to 32.6% in 1996. The increase was primarily due to an increase in the reserve for potential uncollectable receivables; the addition of the operations of Ugg Holdings, Inc.; and increased payroll costs. The increase as a percentage of net sales also occurred as certain selling, general and administrative expenses include certain fixed costs and, therefore, total selling, general and administrative expenses do not fluctuate proportionately with changes in sales volume.

          Income taxes were $2,014,000 for the six months ended June 30, 1996, representing an effective income tax rate of 44.6%, compared with income taxes of $4,148,000 for the six months ended June 30, 1995, representing an effective income tax rate of 41.5%. The increase in the effective income tax rate from 1995 to 1996 is largely a result of the goodwill associated with the acquisition of Ugg Holdings, Inc. which is not deductible for income tax reporting purposes. In addition, the Company experienced non-deductible losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

          The Company had net earnings of $2,503,000 for the six months ended June 30, 1996 as compared with net earnings of $5,848,000 for the six months ended June 30, 1995, a decrease of 57.2%, for the reasons discussed above.

          LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1996, working capital was $39,065,000 including $6,154,000 of cash and cash equivalents. Cash provided by operating activities aggregated $10,658,000 for the six months ended June 30, 1996.

          The Company has a revolving credit facility with a bank (the "Facility"), providing a maximum borrowing availability of $25,000,000 based on certain eligible assets, as defined. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.25% at June 30, 1996) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $7,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. As of June 30, 1996, the Company had $8,000,000 in borrowings outstanding under the Facility.

          The agreement underlying the Facility includes certain restrictive covenants which, among other things, require the Company to maintain certain financial tests. The Company was in compliance with all requirements as of June 30, 1996.

          The Company has an agreement with a supplier to provide financing for the initial start-up and the expansion of the supplier's operations, as well as for working capital needs. At June 30, 1996, $2,932,000 was outstanding. The note is secured by all assets of the supplier and bears interest at the prime rate (8.25% at June 30, 1996) plus 1%.

          Capital expenditures totaled $595,000 for the six months ended June 30, 1996. The Company's capital expenditures related primarily to the purchase of production molds, machinery and equipment, the continued expansion of the Company's facilities and upgrades to the Company's computer systems. The Company currently has no material future commitments for capital expenditures.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

          In connection with the acquisition of Ugg Holdings, Inc. in 1995, the Company is required to make payments to the former shareholders equal to 2 1/2% of net sales of Ugg Holdings, Inc. for the years ending March 31, 1996 through March 31, 2000, an amount equal to earnings before income taxes of Ugg Holdings, Inc., as adjusted for certain items, for the year ended March 31, 1996 and an additional $500,000 payment in March 2000. In May 1996, the Company made a $495,000 payment to the former shareholders related to its required payments for the year ended March 31, 1996. The Company allocated the entire payment amount to goodwill, which is being amortized over the remaining 29 year life of the goodwill.

          The Company believes that internally generated funds, the available borrowings under its existing credit facilities and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements.

          SEASONALITY
          Financial results for the outdoor and footwear industries are generally seasonal. Based on the Company's historical product mix, the Company would expect greater sales in the first and second quarters than in the third and fourth quarters. However, the Company anticipates that the recent acquisition of Ugg Holdings, Inc., the expansion of the Simple product sales and the acquisition of a 50% interest in Trukke Winter Sports Products, Inc., which are counterseasonal to the Company's sport sandal line, will help reduce the impact of seasonality.

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


Item 1.   LEGAL PROCEEDINGS.   Not applicable

Item 2.   CHANGES IN SECURITIES.   Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES.   Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 20, 1996, the Company held its Annual Meeting of Stockholders. At the meeting, Douglas B. Otto and Gene E. Burleson were each re-elected as Class III directors until the Annual Meeting of Stockholders to be held in 1999, until such director has been duly elected and qualified or until such director has otherwise ceased to serve as a director. For Douglas B. Otto, 8,373,342 votes were cast in favor and 57,254 votes were withheld. For Gene E. Burleson, 8,394,667 votes were cast in favor and 35,929 were withheld. There were no broker non-votes.

The stockholders also ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors. 8,400,253 votes were cast in favor of the ratification; 19,545 were voted against; and 10,798 abstained. There were no broker non-votes.

The stockholders also approved the Company's 1995 Employee Stock Purchase Plan. 8,326,255 votes were cast in favor of the approval; 88,726 votes were voted against; and 15,615 votes abstained. There were no broker non-votes.

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

(REGISTRANT)       Deckers Outdoor Corporation
BY (SIGNATURE)     /S/ Diana M. Wilson
(NAME AND TITLE)   Diana M. Wilson, Chief Operating and Financial
                   Officer, Vice President and Secretary
                   (Duly Authorized Officer and Principal Financial
                   and Accounting Officer)
(DATE)             August 6, 1996