Form 10-Q
period 1996-09-30
DECKERS OUTDOOR CORP
filed 1996-11-14
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark one)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                        Commission File Number  0-22446


                          DECKERS OUTDOOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                               95-3015862
--------------------------------------------------------------------------------
        (State or other jurisdiction of           IRS Employer Identification
         incorporation or organization)


   1140 Mark Avenue, Carpinteria, California                 93013
--------------------------------------------------------------------------------
    (Address of principal executive offices)               (zip code)


 Registrant's telephone number, including                (805) 684-7722
 area code                                 -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X     No
                 --------    --------

Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                                        Outstanding at
                    CLASS                               October 31, 1996
        -----------------------------            ----------------------------
        Common stock, $.01 par value                       9,266,383

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                               Table of Contents



                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 1996 and
                December 31, 1995                                                                      1

                Condensed Consolidated Statements of Operations for the Three-Month Period
                Ended September 30, 1996 and 1995                                                      2

                Condensed Consolidated Statements of Operations for the Nine-Month
                Period Ended September 30, 1996 and 1995                                               3

                Condensed Consolidated Statements of Cash Flows for the Nine-Month Period
                Ended September 30, 1996 and 1995                                                    4-5

                Notes to Condensed Consolidated Financial Statements                                 6-7

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                           8-11

Part II. Other Information

       Item 1.  Legal Proceedings                                                                     12

       Item 2.  Changes in Securities                                                                 12

       Item 3.  Defaults upon Senior Securities                                                       12

       Item 4.  Submission of Matters to a Vote of Security Holders                                   12

       Item 5.  Other Information                                                                     12

       Item 6.  Exhibits and Reports on Form 8-K                                                      12

    Signature                                                                                         13

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                 ASSETS                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                          1996                1995
                                                                                      -------------      -------------
Current assets:
      Cash and cash equivalents                                                       $   2,269,000          3,222,000
      Trade accounts receivable, less allowance for doubtful accounts of
         $2,513,000 and $2,625,000 as of September 30,
         1996 and December 31, 1995, respectively                                        18,537,000         19,716,000
      Inventories                                                                        21,341,000         19,556,000
      Prepaid expenses and other current assets                                           1,642,000          2,542,000
      Refundable and deferred income taxes                                                2,026,000          4,995,000
                                                                                      -------------      -------------
          Total current assets                                                           45,815,000         50,031,000

Property and equipment, at cost, net                                                      2,999,000          3,273,000
Intangible assets, less applicable amortization                                          21,118,000         16,907,000
Note receivable from supplier                                                             2,540,000          2,839,000
Other assets                                                                                114,000          1,867,000
                                                                                      -------------      -------------
                                                                                      $  72,586,000         74,917,000
                                                                                      =============      =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                                                   $   1,077,000              -----
      Current maturities of long-term debt                                                   95,000            111,000
      Trade accounts payable                                                              4,082,000          3,020,000
      Accrued expenses                                                                    4,272,000          3,131,000
      Income taxes payable                                                                1,062,000              -----
                                                                                      -------------      -------------
          Total current liabilities                                                      10,588,000          6,262,000
                                                                                      -------------      -------------
Long-term debt, less current maturities                                                   5,318,000         15,170,000

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
         none issued                                                                          -----              -----
     Common stock, $.01 par value.  Authorized 20,000,000 shares;
         issued and outstanding 9,266,383 and 9,242,375 shares at
         September 30, 1996 and December 31, 1995, respectively                              93,000             92,000
      Additional paid-in capital                                                         29,064,000         28,940,000
      Retained earnings                                                                  27,523,000         24,453,000
                                                                                      -------------      -------------
          Total stockholders' equity                                                     56,680,000         53,485,000
                                                                                      -------------      -------------
                                                                                      $  72,586,000         74,917,000
                                                                                      =============      =============


See accompanying notes to condensed consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                     THREE-MONTH PERIOD ENDED
                                                                                           SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       1996             1995
                                                                                   ------------     ------------
 Net sales                                                                         $ 23,485,000       22,258,000
 Cost of sales                                                                       14,291,000       16,510,000
                                                                                   ------------     ------------
           Gross profit                                                               9,194,000        5,748,000

 Selling, general and administrative expenses                                         7,965,000        7,131,000
                                                                                   ------------     ------------
           Earnings (loss) from operations                                            1,229,000       (1,383,000)

 Other expense (income):
      Interest expense, net                                                             215,000          246,000
      Minority interest in net (loss) earnings of subsidiary                             23,000          (26,000)
      Loss on disposal of property and equipment                                        140,000          418,000
      Miscellaneous expense (income)                                                   (173,000)          30,000
                                                                                   ------------     ------------
           Earnings (loss) before income tax expense (benefit)                        1,024,000       (2,051,000)

 Income tax expense (benefit)                                                           457,000         (851,000)
                                                                                   ============     ============
           Net earnings (loss)                                                     $    567,000       (1,200,000)
                                                                                   ============     ============
 Net earnings (loss) per common and common equivalent shares                       $       0.06            (0.15)
                                                                                   ============     ============
 Weighted average common and common equivalent shares outstanding                     9,349,000        9,242,000
                                                                                   ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                      NINE-MONTH PERIOD ENDED
                                                                                           SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       1996             1995
                                                                                   ------------     ------------
 Net sales                                                                         $ 79,807,000       80,122,000
 Cost of sales                                                                       46,928,000       47,849,000
                                                                                   ------------     ------------
           Gross profit                                                              32,879,000       32,273,000

 Selling, general and administrative expenses                                        26,354,000       23,593,000
                                                                                   ------------     ------------
           Earnings from operations                                                   6,525,000        8,680,000

 Other expense (income):
      Interest expense, net                                                             723,000          261,000
      Minority interest in net loss of subsidiary                                       (58,000)         (26,000)
      Loss on disposal of property and equipment                                        489,000          418,000
      Miscellaneous expense (income)                                                   (170,000)          82,000
                                                                                   ------------     ------------
           Earnings before income taxes                                               5,541,000        7,945,000

 Income taxes                                                                         2,471,000        3,297,000
                                                                                   ------------     ------------
           Net earnings                                                            $  3,070,000        4,648,000
                                                                                   ============     ============
 Net earnings per common and common equivalent shares                              $       0.33             0.47
                                                                                   ============     ============
 Weighted average common and common equivalent shares outstanding                     9,317,000        9,379,000
                                                                                   ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      NINE-MONTH PERIOD ENDED
                                                                                           SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       1996            1995
                                                                                   ------------     ------------
 Cash flows from operating activities:
    Net earnings                                                                   $  3,070,000        4,648,000
                                                                                   ------------     ------------
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                   1,538,000        1,110,000
      Provision for doubtful accounts                                                   985,000          296,000
      Stock compensation                                                                   ----           17,000
      Minority interest in net loss of subsidiary                                       (58,000)         (26,000)
      Loss on disposal of property and equipment                                        489,000          418,000
      Changes in assets and liabilities
          (Increase) decrease in:
          Trade accounts receivable                                                     194,000       (5,812,000)
          Inventories                                                                (1,785,000)      10,167,000
           Prepaid expenses and other current assets                                    900,000       (2,166,000)
           Note receivable from supplier                                                299,000          108,000
           Refundable and deferred income taxes                                       2,969,000             ----
          Other assets                                                                 (879,000)      (1,192,000)
      Increase (decrease) in:
          Accounts payable                                                            1,062,000       (3,824,000)
          Accrued expenses                                                            1,265,000        2,575,000
          Income taxes payable                                                        1,062,000          (68,000)
                                                                                   ------------     ------------
             Total adjustments                                                        8,041,000        1,603,000
                                                                                   ------------     ------------
             Net cash provided by operating activities                               11,111,000        6,251,000
                                                                                   ------------     ------------
 Cash flows from investing activities:
     Proceeds from sale of property and equipment                                         5,000             ----
     Purchase of property and equipment                                              (1,106,000)      (1,380,000)
     Increase in intangible assets                                                         ----          (38,000)
     Cash advance to Ugg prior to acquisition                                              ----       (3,000,000)
     Cash paid for acquisition, net of cash acquired                                   (495,000)     (11,200,000)
     Cash paid for repurchase of outstanding stock options
        in a subsidiary                                                                (725,000)            ----
     Net proceeds from the sale of short-term investments                                  ----        4,850,000
                                                                                   ------------     ------------
             Net cash used in investing activities                                   (2,321,000)     (10,768,000)

                                  (Continued)

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

                                                                                      NINE-MONTH PERIOD ENDED
                                                                                           SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       1996             1995
                                                                                   ------------     ------------
 Cash flows from financing activities:
      Cash received from borrowings under credit facility                          $  5,050,000       25,850,000
      Repayments under credit line and long-term debt                               (14,918,000)     (14,980,000)
      Proceeds from exercise of stock options                                           125,000           12,000
      Repurchase of common stock                                                           ----       (4,900,000)
                                                                                   ------------     ------------
           Net cash provided by (used in) financing activities                       (9,743,000)       5,982,000
                                                                                   ------------     ------------
           Net increase (decrease) in cash and cash equivalents                        (953,000)       1,465,000




 Cash and cash equivalents at beginning of period                                     3,222,000        2,872,000
                                                                                   ------------     ------------
 Cash and cash equivalents at end of period                                        $  2,269,000        4,337,000
                                                                                   ============     ============

 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                                                    $    736,000          212,000
       Income taxes                                                                     249,000        5,852,000
                                                                                   ============     ============



 Supplemental disclosure of noncash investing and financing activities:

 In connection with the repurchase of outstanding stock options of a subsidiary from the Founder of the subsidiary during the nine-month period ended September 30, 1996, the Company gave consideration of $2,111,000, consisting of $725,000 of cash, notes payable to the Founder (net of imputed interest) aggregating $1,011,000 and the forgiveness of a $375,000 note receivable from the Founder.

 In connection with the acquisition of substantially all of the assets of Alp
          Sport Sandals during the nine-month period ended September 30, 1995, the Company acquired net assets aggregating $1,258,000 for cash consideration and $1,066,000 of indebtedness.

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

(3)      Inventory

         Inventory at September 30, 1996 and December 31, 1995 is summarized as follows:

                                                        SEPTEMBER 30,              DECEMBER 31,
                                                            1996                       1995
                                                        -------------             -------------
          Raw materials                                 $   2,428,000                 1,892,000
          Work in process                                   1,465,000                 1,379,000
          Finished goods                                   17,448,000                16,285,000
                                                        -------------             -------------
          Total inventory                               $  21,341,000                19,556,000
                                                        =============             =============

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

(5)      Stock-Based Compensation

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

(6)      Impairment of Long-Lived Assets

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

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Net sales increased by $1,227,000 or 5.5% between the three months ended September 30, 1996 and 1995 due to several offsetting factors. Following the first quarter of 1995, the Company's Teva(R) line was adversely impacted by the poor overall retail markets and an abundance of sport sandals in the marketplace. As a result, the Company offered heavy discounting in the third quarter of 1995 in efforts to move the resulting oversupply of 1995 Teva(R) product. The Company was able to sell a significant portion of this excess inventory at these reduced prices in the third quarter of 1995, causing the usually lower volume third quarter to be higher than it would have otherwise been. Because this volume of closeout sales did not recur in the third quarter of 1996, sales of the Teva(R) line decreased from $5,953,000 for the three months ended September 30, 1995 to $3,573,000 for the three months ended September 30, 1996, a 40.0% decrease. Sales of Teva(R) products represented 26.7% and 15.2% of net sales in the three months ended September 30, 1995 and 1996, respectively. The Company also experienced a decline in third quarter sales of its Ugg(R) product line in 1996 as the Company repositioned this brand toward higher-end retailers, avoiding some of the lower-end retailers to which the Company previously sold. Consistent with the Teva(R) and Simple(R) lines, the Company is targeting Ugg(R) primarily to the higher-end retailers in efforts to promote the brand in markets which can support higher prices and margins. In addition, last year's unseasonably late winter resulted in a carryover of Ugg(R) product at retailers to 1996. These factors, combined with the increased competition for the brand caused net sales to decrease from $6,368,000 for the quarter ended September 30, 1995 to $3,827,000 for the quarter ended September 30, 1996, a 40.0% decrease. Offsetting these sales declines, net sales of footwear under the Simple(R) product line increased 56.8%, from $9,109,000 to $14,279,000 between the three months ended September 30, 1995 and 1996. In addition, international sales for the Company's products as a whole increased 45.7% from $4,432,000 to $6,459,000, representing 19.9% of net sales in 1995 and 27.5% in 1996. The combination of these offsetting factors led to a net decrease in the volume of footwear sold, which decreased from 818,000 pairs during the three months ended September 30, 1995, to 776,000 pairs during the three months ended September 30, 1996, a 5.1% decrease.

         The weighted average wholesale price per pair sold during these respective periods increased from $26.45 to $28.94, or by 9.4%. The increase in the average wholesale price reflects the non-recurrence of the heavy discounting of Teva(R) product which was experienced in the third quarter of 1995. The effects of this were partially offset by the reduction in Ugg(R) sales, which have a higher weighted average selling price than the Company's other lines.

         Cost of sales decreased by $2,219,000 to $14,291,000 for the three months ended September 30, 1996, compared with $16,510,000 for the three months ended September 30, 1995, a decrease of 13.4%. Gross profit increased by $3,446,000 or 60.0% to $9,194,000 for the three months ended September 30, 1996, from $5,748,000 for the three months ended September 30, 1995, and increased as a percentage of net sales to 39.1% from 25.8%. The reduction in cost of sales and the increase in gross profit margin as a percentage of net sales were primarily due to the non-recurrence in 1996 of the $950,000 write-down of Teva(R) inventory which was experienced in the third quarter of 1995 as well as the non-recurrence of the discounted pricing offered for the Teva(R) product line in the third quarter of 1995.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         Selling, general and administrative expenses increased by $834,000 or 11.7% between the three months ended September 30, 1995 and September 30, 1996, and increased as a percentage of net sales from 32.0% in 1995 to 33.9% in 1996. The increase was primarily due to increased warehouse costs, partially related to the move to a new warehouse facility in Ventura, California. Also, selling commissions increased in comparison to the third quarter of 1995, as the Company paid reduced commissions on the close-out sales in 1995.

         Income taxes were $457,000 for the three months ended September 30, 1996, representing an effective income tax rate of 44.6% compared with income tax benefit of $851,000 for the three months ended September 30, 1995, representing an effective income tax rate of 41.5% The increase in the effective income tax rate from 1995 to 1996 is largely a result of the goodwill associated with the acquisition of Ugg Holdings, Inc., which is not deductible for income tax reporting purposes. In addition, the Company experienced non-deductible losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

         The Company had net earnings of $567,000 for the three months ended September 30, 1996, as compared with a net loss of $1,200,000 for the three months ended September 30, 1995, for the reasons discussed above.

         Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Net sales decreased by $315,000 or 0.4% between the nine months ended September 30, 1996 and 1995. Several offsetting factors have led to the comparable net sales for the nine months ended September 30, 1996 and 1995. In early 1995, the Company experienced strong sales of the Tev(R) line. However, beginning in the second quarter of 1995, the Company was impacted by the poor overall retail markets and the abundance of sport sandals in the marketplace. As a result, the Company began heavy discounting in efforts to move the resulting oversupply of 1995 Teva(R) product and was able to sell a significant portion of this excess inventory in the third quarter of 1995 and the first half of 1996. This excess 1995 inventory was carried by retailers into 1996, thus negatively impacting the Company's 1996 Teva(R) sales. As a result, net sales of the Teva(R) line decreased from $51,681,000 to $39,587,000, a 23.4% decrease between the nine months ended September 30, 1995 and 1996, respectively. Sales of Tev(R) products represented 64.5% and 49.6% of net sales in the nine months ended September 30, 1995 and 1996, respectively. The Company also experienced a decline in sales of its Ug(R) product line as the Company repositioned this brand toward higher-end retailers, avoiding some of the lower-end retailers to which the Company had previously sold. Consistent with the Teva(R) and Simple(R) lines, the Company is targeting Ugg(R) primarily to the higher-end retailers in efforts to promote the brand in markets which can support higher prices and margins. In addition, last year's unseasonably late winter resulted in a carryover of Ugg(R) product at retailers to 1996. These factors, combined with the increased competition for the brand caused net sales for Ugg(R) to decrease from $6,368,000 for the nine months ended September 30, 1995, to $4,158,000 for the nine months ended September 30, 1996, a 34.7% decrease. Offsetting these factors, net sales of footwear under the Simple(R) product line increased 63.9% from $19,159,000 to $31,403,000 between the nine months ended September 30, 1995 and 1996. Simple sales represented 23.0% and 39.4% of net sales in the nine months ended September 30, 1995 and 1996, respectively. Overall, international sales for all of the Company's products increased 42.9% from $14,220,000 to $20,315,000, representing 17.7% of net sales in 1995 and 25.5% in 1996. The combination of these factors lead to a net increase in the volume of footwear sold, which increased from 2,870,000 pairs during the nine months ended September 30, 1995, to 2,993,000 pairs during the nine months ended September 30, 1996, a 4.3% increase.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         The weighted average wholesale price per pair sold during these respective periods decreased from $28.16 to $26.57, or by 5.6%. The decrease in the average wholesale price reflects the sale of the remaining 1995 Teva(R) sport sandals at discounted prices in 1996, which selling prices approximated the carrying value of the inventory. Also, the Company reduced the prices of certain Teva(R) styles since the nine months ended September 30, 1995, in order to promote a more even distribution of price points between the high and low points.
         The Company believes that having such an even price point distribution will place one or more styles at each desired price level. In addition, the Company experienced a reduction in Ugg(R) sales, which have a higher weighted average selling price than the Company's other lines.

         Cost of sales decreased by $921,000 to $46,928,000 for the nine months ended September 30, 1996, compared with $47,849,000 for the nine months ended September 30, 1995, a decrease of 1.9%. Gross profit increased by $606,000 or 1.9% to $32,879,000 for the nine months ended September 30, 1996, from $32,273,000 for the nine months ended September 30, 1995, and increased as a percentage of net sales to 41.2% from 40.3% The increase in gross profit margin as a percentage of net sales was primarily due to the non-recurrence of the significant inventory write-downs experienced in the second and third quarters of 1995 as well as the discounted selling prices discussed above.

         Selling, general and administrative expenses increased by $2,761,000 or 11.7% between the nine months ended September 30, 1995 and September 30, 1996, and increased as a percentage of net sales from 29.4% in 1995 to 33.0% in 1996. The increase was primarily due the addition of the operations of Ugg Holdings, Inc., increased advertising expenditures, increased payroll costs resulting from newly created positions, and increased warehouse costs, which were partially a result of the Company's move to a new warehouse facility in the third quarter of 1996.

         Income taxes were $2,471,000 for the nine months ended September 30, 1996, representing an effective income tax rate of 44.6% compared with income taxes of $3,297,000 for the nine months ended September 30, 1995, representing an effective income tax rate of 41.5%. The increase in the effective income tax rate from 1995 to 1996 is largely a result of the goodwill associated with the acquisition of Ugg Holdings, Inc. which is not deductible for income tax reporting purposes. In addition, the Company experienced non-deductible losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

         The Company had net earnings of $3,070,000 for the nine months ended September 30, 1996, as compared with net earnings of $4,648,000 for the nine months ended September 30, 1995, a decrease of 34.0% for the reasons discussed above.

         Liquidity and Capital Resources

         At September 30, 1996, working capital was $35,227,000 including $2,269,000 of cash and cash equivalents. Cash provided by operating activities aggregated $11,111,000 for the nine months ended September 30, 1996, as compared to $6,251,000 for the nine months ended September 30, 1995.

         The Company has a revolving credit facility with a bank (the "Facility"), providing a maximum borrowing availability of $25,000,000 based on certain eligible assets, as defined. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.25% at September 30, 1996) plus up to 0.25%, depending on whether

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. As of September 30, 1996, the Company had $4,000,000 in borrowings outstanding under the Facility as compared to $13,050,000 as of Septebmer 30, 1995.

         The agreement underlying the Facility includes certain restrictive covenants which, among other things, require the Company to maintain certain financial tests. The Company was in compliance with all requirements as of September 30, 1996.

         The Company has an agreement with a supplier to provide financing to that supplier for the initial start-up and the expansion of the supplier's operations, as well as for working capital needs. At September 30, 1996, $2,540,000 was outstanding as compared to $3,564,000 as of September 30, 1995. The note is secured by all assets of the supplier and bears interest at the prime rate (8.25% at September 30, 1996) plus 1%.

         Capital expenditures totaled $1,106,000 for the nine months ended September 30, 1996. The Company's capital expenditures related primarily to the purchase of production molds, machinery and equipment, the continued expansion of the Company's facilities and upgrades to the Company's computer systems. The Company currently has no material future commitments for capital expenditures.

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

Item 3.          Defaults upon Senior Securities.   Not applicable

Item 4.          Submission of Matters to a Vote of Security Holders.   Not
                 applicable

Item 5.          Other Information.   Not applicable

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)      Exhibits

                          Exhibit 10.42 Amended Compensation Plan for Outside Members of the Board of Directors.

                          Exhibit 11.1     Statement of Computation of Earnings
                                           (Loss) per Share.


                 (b)      Reports on Form 8-K.  None

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Deckers Outdoor Corporation



Date:  November 14, 1996          /s/  Diana M. Wilson
                                  -----------------------------------------
                                  Diana M. Wilson, Chief Operating
                                  and Financial Officer,
                                  Vice President and Secretary

                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)