Form 10-K405
period 1996-12-31
DECKERS OUTDOOR CORP
filed 1997-03-31
CIK 910521

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NO. 0-22446

                           DECKERS OUTDOOR CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    95-3015862
-------------------------------            ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

 495A SOUTH FAIRVIEW, GOLETA, CALIFORNIA              93117
----------------------------------------   ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 967-7611

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
             NONE                                        NONE
-------------------------------        -----------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

                               -----------------

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    YES      X             NO
                          ------             ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant on February 28, 1997 based on the closing price of the Common Stock on the NASDAQ National Market System on such date was $29,842,942.

The number of shares of the registrant's Common Stock outstanding at February 28, 1997 was 8,983,556.

Portions of Registrant's definitive proxy statement relating to Registrant's 1997 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year ended December 31, 1996, are incorporated by reference in Part III of this Form 10-K.

[GRAPHIC OMITTED]
================================================================================

                           DECKERS OUTDOOR CORPORATION

                   For the Fiscal Year Ended December 31, 1996



                       Index to Annual Report on Form 10-K




                  Caption

                                                                           Page
                                                                           ----
PART I

     Item 1.      Business                                                   1
     Item 2.      Properties                                                21
     Item 3.      Legal Proceedings                                         22
     Item 4.      Submission of Matters to a Vote of Security Holders       22

PART II

     Item 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters                                       23
     Item 6.      Selected Financial Data                                   24
     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       25
     Item 8.      Financial Statements and Supplementary Data               31
     Item 9.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                    31

PART III

     Item 10.     Directors and Executive Officers of the Registrant        51
     Item 11.     Executive Compensation                                    51
     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management                                                51
     Item 13.     Security Relationships and Related Transactions           51

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                               52

                                     PART I






Item 1.     BUSINESS



GENERAL


            The Company designs, produces and markets innovative, function-oriented footwear and apparel that have been developed for high-performance outdoor, sports and other lifestyle related activities, as well as for casual use. Currently, the Company offers five primary product lines under the following recognized brand names: Teva(R) - high-performance sports sandals with a unique, patented strapping system, as well as casual footwear for everyday use; Simple(R) - innovative shoes that combine the comfort elements of athletic footwear with casual styling; Ugg(R) - authentic sheepskin boots and other footwear; Trukke(R) - a line of all-purpose cold weather boots; and Picante(R) - casual, hand-woven apparel for men and women. All of the Company's footwear possess the common features of high quality with a primary focus on functionality and comfort. In 1996, the Company sold approximately 3,587,000 pairs of footwear. While revenues from sales of Teva(R) sports sandals have been $69,053,000, $55,925,000 and $43,898,000 during 1994, 1995 and 1996, the percentage of the Company's sales attributable to the Teva(R) line has steadily decreased from 80% in 1994, to 55% in 1995 to 43% in 1996. This decrease in percentage is attributable to the Company's successful introduction and development of the Simple(R) line, as well as its acquisition of other innovative niche product lines such as Ugg(R) and Trukke(R). Through continued expansion and development, the Company hopes to further increase its brand awareness and appeal to a wide variety of consumers. Deckers Outdoor Corporation (" the Company") was incorporated in 1993 in the state of Delaware and is the successor to a company incorporated in 1973.


MARKET OVERVIEW


            The casual, outdoor and athletic footwear market is comprised of footwear worn for casual everyday use and for outdoor and athletic activities such as hiking, boating, basketball, tennis, fitness and jogging. The market for such footwear has grown significantly during the last decade. The Company believes that the principal reasons for the growth in sales of such footwear during the last decade have been the growing acceptance of athletic footwear as casual wear, increasingly active consumer lifestyles, as well as the aging demographics and the related growing emphasis on comfort.

            A recent development in the overall footwear market has been the significant growth of the outdoor segment as well as the growing emphasis on comfort. Outdoor footwear includes shoes, boots and sandals for outdoor recreational activities such as hiking, river rafting, camping and casual wear. Companies engaged in the outdoor footwear market include Nike, Reebok, Timberland, Merrell, Wolverine and Hi-Tec U.S.A. The Company believes that the growth in outdoor footwear is driven by several factors including a general shift in consumer preferences and lifestyles to include more outdoor, sports and recreational activities such as hiking and camping. As consumers engage in outdoor activities, they typically desire footwear specifically designed for these purposes, yet demand the same level of quality and high performance that they have come to expect from traditional athletic footwear. In addition, with the aging demographics, more consumers are turning to an emphasis on casual and comfortable footwear and apparel. The Company believes that its products have benefited from this growing trend and that its footwear addresses consumers' demands for highly functional footwear that is durable as well as comfortable and fashionable.

            The casual, outdoor and athletic footwear markets are generally characterized by a high level of recognition of brand names, logos and trademarks. Unique and identifying features create brand awareness among consumers and allow a favorable reputation to be transferred to new products. The manufacture of casual, outdoor and athletic footwear is typically conducted overseas through either company-owned facilities or a wide variety of independent manufacturers. Casual and athletic footwear is distributed through athletic footwear stores, department stores and specialty retailers. Outdoor footwear is generally distributed through these channels as well but is to a large extent distributed through outdoor specialty retailers. Retailers may purchase footwear on a "futures" basis (orders placed in advance of a season) or an "at once" basis (orders placed and filled immediately). Futures orders allow a company to more accurately predict its manufacturing needs.


BUSINESS STRATEGY


            Management's business strategy is to offer diverse lines of footwear that emphasize functionality, quality, comfort and technical performance tailored to a variety of activities and demographic groups. Specifically, the Company's business strategy emphasizes the following elements:

            Acquire or Develop New Brands. The Company intends to continue to focus on identifying and building brands for growth. The Company has been successful in taking the concepts of entrepreneurs for innovative, fashionable footwear targeted at niche markets and building the products into viable brands. Teva(R), Simple(R), Ugg(R), and Trukke(R) were all developed by individuals with a strong vision but limited resources. The Company has been able to take their concepts and, using the Company's tools of financial strength, sourcing and manufacturing capabilities, and marketing expertise, develop these ideas into viable, successful products. The Company intends to continue to identify concepts for potential future niche products which can be expanded into successful brands or product lines.

            Introduce New Products under Existing Brands. The Company intends to leverage consumer recognition of its existing brands by developing and introducing additional innovative footwear products that satisfy the Company's standards of practicality, comfort and quality. The Company believes the introduction of additional products, such as the variety of new models in its Teva(R), Simple(R) , Ugg(R), and Trukke(R) lines which are offered in the Company's 1997 product offerings, will broaden the Company's customer base, further diversify the Company's product lines, and help reduce the effects of seasonality on the Company's sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality." Relying on the public awareness and demand for the Teva(R) name, the Company has been able to significantly expand this brand into the casual footwear market, with increased offerings of leather and other casual footwear. In 1997, the Company will also offer for the first time a line of apparel under the Teva(R) brand name, with the first deliveries beginning in spring 1997. The Simple(R) brand has been expanded to include a variety of sneakers, clogs and other casual footwear and accessories. With respect to Ugg(R), the Company expects to offer features and styles to address more inclement weather conditions as well as to provide updates to existing models within the line. In addition, the Company has expanded into the women's and children's markets, by offering additional styles specifically designed for these demographic groups.

            Preserve Brand Image through Selective Distribution. In order to maintain its brand image, the Company intends to continue its policy of selective distribution of current product offerings. The Company implements this strategy by generally limiting its distribution of its current offerings to those retailers who market products that are consistent with the Company's standards and that provide a high level of customer service and expertise. This selective distribution network includes outdoor retailers, athletic footwear stores, specialty retailers and upscale department stores. For its current offerings, the Company avoids "off price," low service retailers and outlets. The Company maintains its retailer relationships through an emphasis on customer service and support. The Company and its independent sales representatives and technical representatives also provide in-store, technical training and support, and offer distinctive point-of-purchase displays and other promotional materials.

            Pursue Additional Market Opportunities. Management intends to continue to explore new markets for its existing line of products. The Company continues to pursue expansion in the international markets. For the years ended December 31, 1994, 1995 and 1996 international net sales totaled $11,506,000, $16,608,000 and $24,061,000, representing 13.4%, 16.2% and 23.6% of net sales, respectively. Management believes that significant opportunities exist to market its products abroad, especially in Europe, and intends to selectively expand its distribution worldwide. To bolster these efforts, in 1997 the Company has opened a European office, managed by the Company's senior sales executive, to service the international markets. The Company also has the exclusive distribution rights for Teva(R) sports sandals in certain countries in Europe, including France, Germany and the United Kingdom, as well as in Asia and the Caribbean.


PRODUCTS


            The Company currently offers five principal product lines: (1) Teva(R) sports sandals; (2) Simple(R) casual footwear; (3) Ugg(R) sheepskin footwear; (4) Trukke(R) winter sports boots, and (5) Picante(R) casual apparel. Each of these lines, as well as individual models within these lines, is designed to appeal to various demographic groups. The Company's footwear products emphasize function, comfort and technical performance, and are suitable for a variety of demanding outdoor and athletic activities, as well as casual and everyday use. The Company's products are designed and marketed to promote a high level of brand name recognition and consumer appeal by combining functional and creative designs with quality materials and construction. The Teva(R) line is generally first previewed to accounts in the summer of each year, with deliveries commencing in the fall. The Simple(R) line is generally previewed three times per year, for the spring, back-to-school and holiday seasons, with most deliveries occurring in the winter to target spring sales and in the summer and fall to target the "back to school" market. The Ugg(R) line of sheepskin footwear and the Trukke(R) line of winter sports boots are generally previewed in the first quarter with most deliveries occurring in the fall and winter. The Picante(R) line of casual apparel is expected to be less seasonal than the Company's footwear lines and is previewed year-round. The following sets forth a summary description of each of the Company's primary product lines along with the Company's domestic suggested retail price for adult models.

            Teva(R) Sports Sandals. The Teva(R) sports sandal is one of the first sports sandals to be developed and has become popular among outdoor enthusiasts and the general public during the past several years. The Company licenses the Teva(R) patents and trademark from Mark Thatcher, a professional river guide who invented the Teva(R) sport sandal. The term of such licenses run through August 31, 2001. Certain styles of the Teva(R) sports sandal incorporate a proprietary strapping configuration ideally suited for outdoor activities such as hiking, boating and river rafting. This strapping system consists of high-quality nylon webbing or leather, is fully adjustable, and holds the foot firmly to the sandal's durable, cellular rubber, molded EVA, polyurethane or leather footbed. Teva(R) sports sandals are also durable and many styles are water resistant. In addition, the Company offers 15 styles of leather footwear designed for casual everyday use. The spring 1997 line of Teva(R) sports sandals consists of 42 models that are available in one or more versions. Certain of these models target the casual leather market and the women's and children's markets. The domestic manufacturer's suggested retail prices for adult sizes of Teva(R) products range from $35.00 to $85.00.

            Simple(R) Casual Footwear. The Simple(R) line consists of casual shoes that combine athletic footwear construction with the simple, understated style of back-to-basics, casual footwear. The 1997 Simple(R) line includes 42 models of sneakers, clogs and other casual footwear in various colors including several newly introduced models, an expanded collection of women's footwear and childrens' models. The Simple(R) line is designed to appeal to young adults between the ages of 12 and 35 and others who are looking for comfortable, fashionable, basic shoes. The domestic manufacturer's suggested retail prices for adult sizes for the spring 1997 line range from $50.00 to $95.00.

            Ugg(R) Sheepskin Footwear. Ugg(R) is a line of authentic sheepskin footwear, popularized in Australia in the 1960's and 1970's. These sheepskin boots, slippers and other footwear have fleece linings which act as a natural insulator, keeping feet warm and comfortable. The 1997 Ugg(R) line offers an expanded line of 26 models of casual, fashionable and rugged styles of sheepskin footwear in various colors, including several new styles of shoes and boots for men and women. The 1997 line includes innovations in uppers, redesigned outsoles to offer better traction as well as other new features on certain styles to address more inclement weather conditions. The domestic manufacturer's suggested retail prices for adult sizes for the Ugg(R) line range from $62.00 to $178.00.

            Trukke(R) Winter Sports Boots. Trukke(R) boots are high tech performance winter boots developed for individuals who spend time in cold, snowy conditions. With a unique strapping system, Trukke boots are comfortable and maneuverable and are designed to keep feet warm in extremely cold temperatures. The 1997 Trukke(R) line includes three models which have a domestic manufacturer's suggested retail price ranging from $110.00 to $150.00.



            Picante(R) Casual Apparel. Picante(R) casual apparel is a line of imported hand-woven long and short sleeve cotton camp shirts and other casual apparel for men and women, which are sold through many of the same retail channels as the Teva(R) and Simple(R) lines. Picante(R) clothing is designed using classic silhouettes and colorations that are expected to appeal to the same demographic groups as the Company's footwear lines. The unique fabrication and the quality workmanship are consistent with the high standards associated with the Company's other products and are complementary to those products. The domestic manufacturer's suggested retail prices for this line of apparel range from $20.00 to $72.00.

MARKETING AND DISTRIBUTION


            The Company's products are distributed by a network of approximately 70 independent sales representatives, organized geographically, who make sales, visit retail stores to train personnel and review sales of the Company's footwear on a periodic basis. The Company's Vice-Presidents of sales for the various product lines manage this network of representatives, recruit experienced sales representatives in the industry and coordinate sales to national accounts. The Company currently sells its products internationally, primarily through independent distributors. The Company's goal is to promote retail sales of the Company's products at attractive profit margins for its customers through selective distribution and marketing, targeted toward distinct groups of consumers. As a result of this approach, the Company's accounts have a strong incentive to devote greater selling space to the Company's products, and the Company is better able to assess consumer preferences, the future ordering needs of its customers and inventory requirements.

            In order to preserve the brand image of its products, the Company limits its distribution of its current offerings to those retailers who market products that are consistent with the Company's standards. The Company's principal domestic customers for its current offerings are a select group of specialty retailers, upscale department stores, outdoor retailers and athletic footwear stores. The Company's five largest customers accounted for approximately 17.7% of the Company's net sales for the year ended December 31, 1996, compared to 16.5% for the year ended December 31, 1995. The Company intends to continue its policies of selective distribution and avoidance of "off price," low service outlets for its current offerings that could adversely impact the image of the Company's products.

            For the Company's larger accounts, the Company offers volume discounts for preseason orders, which vary depending upon the size of the order. In order to encourage smaller accounts to place orders early in the season and to allow them to participate in a discount program, the Company has also implemented a preseason discount program under which smaller accounts are offered discounts on preseason orders placed. The Company's strategy is to emphasize this "futures" program, as compared to "at once" sales, in order to reduce the risk of customer cancellations and to benefit from the significant positive impact of the program on the Company's inventory costs, manufacturing schedule and allocation of marketing resources. Domestic deliveries generally originate from the Company's 126,000 square foot warehouse facilities in Ventura County, California. International deliveries also originate from offshore factories or warehouses in Australia, Canada and the Netherlands.

ADVERTISING AND PROMOTION


            The Company attempts to maximize the impact of its advertising and promotional expenditures by utilizing media that provide high visibility within targeted market segments. Historically, a majority of the Company's advertising has been related to Teva(R) and has been directed toward the outdoor markets. However, with the broadened appeal of the Teva(R) offerings, including the leather casual models, and the introduction and growth of the Simple(R) line, the Company has increased its advertising focus in more mainstream print publications, including Rolling Stone, GQ, Details, Wired, Elle and Self, among others. With the exception of Ugg(R), the Company's brand names are generally advertised and promoted through a variety of consumer print advertising campaigns as well as distinctive, in-store, "point of purchase" visual support and production packaging. The Company's in-house marketing department works closely with certain accounts in virtually all aspects of these activities.

            Ugg(R) has historically advertised primarily through a series of radio advertising spots on the Rush Limbaugh radio program, which proved to be increasingly ineffective. Beginning in 1997, however, the Ugg(R) marketing program will be focused more on consumer print advertising rather than radio advertising, which the Company believes can reach its target consumers more effectively.

            In order to maintain the Company's historically high visibility among core enthusiasts such as leading river rafters, kayakers, mountain bikers and rock climbers, Teva(R) products are given or sold at professional discounts to members of this group. In order to further bolster the loyalty of these individuals, the Company offers a line called the "guide series", incorporating the latest technological developments and highest quality materials. In 1996, Teva(R) was the official supplier to the United States Canoe and Kayak Team and Ugg(R) was selected by Champion Sportswear to provide footwear for the winter 1994 and the summer 1996 U.S. Olympic athletes. By outfitting these highly visible teams the Company creates awareness among targeted consumers at relatively low cost.

            In addition, the Company has independent technical representatives who travel to various festivals, outdoors competitions and sporting events including the Pole, Pedal, Paddle Race in Oregon, The Phoenix Bouldering Championship in Arizona, The Taos Talking Picture Film Festival in New Mexico, the Mt. Snow Micro-Brew Festival in Vermont and Reggae on the River in California, among many others. These representatives promote the Teva(R) products through exhibits, demonstrations, sponsorships and product give-aways. Also, the Company promotes Simple(R) shoes at the grassroots level by attending and sponsoring snowboard, motocross, surfing and skateboard competitions and events, and promotes the products by sponsoring top athletes in these "alternative" sports. In addition, Simple(R) has representatives who tour with and sponsor "alternative" music bands which are popular with teens and young adults. The Company believes that being associated with such events and the use of the Company's products by these core groups of opinion leaders increases the products' brand awareness, thereby broadening its markets and increasing sales.

            In 1994, 1995 and 1996, the Company incurred $3,458,000, $4,594,000 and $4,738,000, respectively, for advertising expenses. The Company is required under its Teva(R) license agreements to spend a minimum amount for advertising and promoting the Teva(R) products, currently ranging from 2.64% to 3.14%, depending on sales levels, of net sales during the period from September 1995 to August 1997. Subsequent to August 1997, the required advertising rates revert to the 3.5% to 4.0% range that were in effect prior to September 1995. However, the Company typically elects to spend more on advertising than is contractually required. The Company works closely with Mr. Thatcher, its Teva(R) licensor, in its advertising program for the Teva(R) products.


DESIGN AND PRODUCT DEVELOPMENT


            The Company's product development staff designs and introduces new innovative footwear products that are consistent with the Company's standards of high quality, combined with comfort and functionality. Research and development costs aggregated $1,509,000 and $1,546,000 in 1995 and 1996, respectively.

            The Company continues to add additional styles and models to its existing lines of footwear and to develop or acquire additional product lines. With respect to Teva(R), in order to ensure that the Company's high performance technical products continue to satisfy the requirements of its historical customer base of performance-oriented "core enthusiasts," the Company's design staff solicits comments and feedback from these professional outdoorsmen, as well as certain of its retailers, including REI, Track 'n Trail and L.L. Bean. Certain models are modified and technical innovations are developed in response to such comments and feedback, primarily by outside technicians retained by the Company for such purposes. For example, certain styles within the "guide series" of high-performance Teva(R) sandals employ plastic snaps rather than "hook and loop" fasteners in response to such feedback.

            While Teva(R) continues to develop high performance sport sandals by continually updating and designing new styles for this category, the Company has also increased its focus on the casual footwear market. The Company continues to increase the number of styles of leather casual footwear as well as the number of styles targeted directly toward women and children. The Company has also increased the number of styles offered under the Simple(R) line for men, women and children. By monitoring changes in consumer lifestyles and preferences and then focusing first on function and practicality, the Company develops footwear designed to appeal to quality-minded consumers seeking comfortable casual footwear.

            The Ugg(R) product, which had historically been predominantly a Southern California product, had become stale and became subject to low cost imitations. The Company has taken steps to update the Ugg(R) products and make them functional for use in cold and wet climates.

            Integral factors in the design process include an evaluation of the availability and cost of raw materials, the capabilities of the factories that will manufacture products and the target retail cost of new models and lines. The Company has strengthened its design staff by developing design teams for each product line. These teams remain focused on their respective product lines and therefore are better able to consistently design and develop products aimed at each brand's target consumers. These teams work together to develop new styles of footwear and components for their various product lines. Drawings and prototypes are utilized to produce samples of proposed new models and lines. Throughout the development process, the design staff coordinates closely with each other and with the Company's manufacturing personnel to ensure that a high-quality product will be delivered on a timely basis. The Company endeavors to minimize the risk of changing fashion trends by offering a diverse line of functional products and monitoring sales to its accounts after introduction.


MANUFACTURING


            The Company imports nearly all of its finished Simple(R) and Trukke(R) footwear from independent contract manufacturers in the Far East. The Company sources a significant portion of its Teva(R) footwear from the Far East, but also sources it from the U.S., Mexico and Costa Rica. In addition, the Company imports the majority of its finished Ugg(R) footwear from independent contract manufacturers in Australia, New Zealand and the Far East. The majority of Picante(R) casual apparel is manufactured in Guatemala at a wholly owned subsidiary of Heirlooms, Inc., a 50% owned subsidiary of the Company.

            Through spring 1997, the Company will continue manufacturing certain styles of Teva(R) at its Carpinteria, California location. However, on March 31, 1997, the Company intends to close this facility, moving the related production to its manufacturing facility in Mexico and increasing its reliance on independent subcontractor manufacturing in the Far East. The manufacturing process consists primarily of cutting, sewing, gluing and packaging its footwear products. The Company currently has manufacturing capacity in southern California, Mexico and the Far East, and also uses subcontractors as needed in those locations, as well as in Costa Rica. A portion of the foreign facilities is utilized to manufacture completed footwear and a portion is utilized to manufacture and process certain components, which are currently delivered to the United States facilities of the Company and its subcontractors for assembly of finished products. As the Company continues to grow, it expects to further increase its foreign manufacturing capacities and rely more heavily on independent subcontractors.

            In 1992, the Company entered into a long-term manufacturing relationship with a third party, Prosperous Dragon Manufacturing Co., Ltd. ("Prosperous Dragon"), for the processing of components for the Company's footwear in the People's Republic of China ("PRC"). Under the agreement, Prosperous Dragon is prohibited from manufacturing any products for any person other than the Company, without the Company's prior consent. In return, the Company has agreed to loan up to $4,000,000 on a revolving basis to Prosperous Dragon to finance Prosperous Dragon's start up and 1994 expansion, of which $2,838,000 was outstanding at December 31, 1996 ($1,838,000 net of allowance). The Company purchases goods from Prosperous Dragon for an amount equal to its manufacturing costs plus a fixed percentage. A portion of the payments that would otherwise be made to Prosperous Dragon by the Company for products shipped are applied to reduce the balance of the loan. Prosperous Dragon began supplying the Company with bottom soles in June 1993 and has since begun supplying midsoles and uppers for certain styles of Teva(R), as well as bottom soles for certain Simple(R) and Ugg(R) styles. In addition, for the 1997 season, Prosperous Dragon has also begun supplying finished footwear for the Teva(R) line, for both domestic and international distribution. Prosperous Dragon has become the supplier of a significant portion of the components for the Company's products. A key employee of the Company's Hong Kong subsidiary, Holbrook Limited ("Holbrook"), is the son of the owner of Prosperous Dragon. This employee is currently entitled to receive up to 8% of certain net profits of Holbrook derived from the sourcing of products from Prosperous Dragon. This percentage will increase to 16% when 50% or more of both the Company's investment in Holbrook and the outstanding balance of the original loan from the Company to Prosperous Dragon is repaid, and to 24% when the Company's investment in Holbrook and the original loan are repaid in full. For a discussion of certain recent regulatory developments relating to trade between the PRC and the United States, see "Restrictions on Imports" below.

            The Company's manufacturing facility in Mexico is leased by Deckers Baja, S.A. de C.V., a Mexican corporation that is a subsidiary of a domestic subsidiary of the Company. The facility currently assembles uppers for the Company's Teva(R) sandals and certain styles of the Ugg(R) product line. Established under the "maquiladora" program, the Company is not required to pay duty on the raw materials or equipment imported into Mexico. The Company pays customs duties on the finished uppers imported into the United States. The duties are based upon the full value of the imported article, less the cost or value of the United States components.

            The Company currently obtains certain components for its products from a limited group of suppliers. The topsoles used in several of the Company's Teva(R) styles are made by two unrelated outside suppliers. While other manufacturers are available to supply topsoles for most of the Company's models, the topsoles of certain Teva(R) models are made with proprietary rubber currently available only from these two suppliers. Because the proprietary rubber available from these two suppliers is interchangeable, the Company has reduced its current reliance on any one supplier for its topsole materials. In addition, the Company's agreement with Prosperous Dragon provides for the processing of rubber sheets, from which topsoles are made. The footbeds and bottom soles used by the Company for several of its models are currently supplied to the Company solely by Prosperous Dragon. However, such components are available at a number of foreign factories, in addition to the Prosperous Dragon facility. The Company believes that the other raw materials it uses for its sandals, principally rubber, leather and nylon webbing, are generally available from multiple sources at competitive prices.

            In addition to the agreement with Prosperous Dragon, the Company has an agreement with a Costa Rican webbing manufacturer to order 3,600,000 yards of webbing at approximately $0.40 to $0.45 per yard through April 30, 1997. As of December 31, 1996, the Company has a remaining commitment of approximately 1,900,000 yards and the Company and the supplier are in negotiations related to the remaining commitment and future orders. In addition, the Company has an agreement with an Australian manufacturer of Ugg(R) footwear to purchase a quantity of sheepskin footwear at agreed upon prices. The Company and the Australian manufacturer are currently in negotiations regarding the obligation since the manufacturer has recently been placed into receivership. Aside from these agreements, the Company does not have any other long-term agreements with the manufacturers or suppliers for any of its products, but does business on the basis of individual purchase orders. Generally all manufacturing of footwear is performed in accordance with detailed specifications furnished by the Company and is subject to quality control standards. The bulk of all raw materials used in production are generally purchased from independent contractors at the Company's direction.


QUALITY CONTROL

            The Company has instituted inspections and other procedures at each level of the production process to satisfy the high quality demanded by users of the Company's products. The Company conducts periodic on-site inspections of the production of raw materials and conducts quality tests prior to placing orders. The Company also has on-site inspectors at several of its independent suppliers who oversee the production process. At the Company's Mexico and United States facilities, inspections are conducted at each stage of production.

LICENSES


            Teva(R) License. The Company manufactures its Teva(R) footwear line pursuant to two exclusive license agreements with Mark Thatcher, the designer of the patented strapping system. Mr. Thatcher owns two United States patents on strap designs used in Teva(R) sports sandals and has a United States trademark registration for the Teva(R) mark. The first of these agreements authorizes the Company to make, use and sell products using the Teva(R) patents and trademark and any other United States patents later issued to or acquired by Mr. Thatcher relating to footwear in the United States, Canada, Puerto Rico and the countries in the Caribbean. Any new sandal developed by Mr. Thatcher that is not covered by the current patents will be added to the agreement as a licensed product at the election of the Company. In addition, the Company has a right of first refusal should Mr. Thatcher offer to license to any third party the rights to develop, market and sell nonfootwear products that use the Teva(R) name. In 1996, the Company exercised its right of first refusal with respect to the licensing of apparel under the Teva(R) name and will begin shipping the product in spring 1997.

            In 1992, the Company and Mr. Thatcher entered into the second license agreement allowing the Company to manufacture and sell Teva(R) products in eight countries in Europe in which Mr. Thatcher had registered the Teva(R) trademark, including France, Germany and the United Kingdom. As Mr. Thatcher obtains registrations of the Teva(R) trademark in other European countries, such countries will be included in the license. The material provisions of the European license agreement are substantially similar to the provisions in the license agreement for the United States, Canada, Puerto Rico and the Caribbean as described above and will be automatically terminated upon any termination of the United States license agreement. Mr. Thatcher may also terminate the European license agreement if certain minimum sales targets are not met. Upon any termination of the European license agreement, the Company must cease the manufacture of Teva(R) sports sandals and for a period of five years thereafter, may not directly or indirectly engage in the licensed territory in the manufacture of products using know-how related to Teva(R) sports sandals acquired during the term of the agreement.

            As a result of the Company's selling a specified minimum of Teva(R) sport sandals in Europe for the year ended August 31, 1993, the European license by its terms was extended to include various countries in the Far East and Pacific Rim, if Mr. Thatcher registers the Teva(R) trademark in those countries. Mr. Thatcher has subsequently obtained the Teva(R) registered trademark in the Peoples' Republic of China, Japan and Australia and has also filed for trademark protection for the Teva(R) brand name in Hong Kong, New Zealand, Indonesia, Singapore, Korea, Tahiti and Fiji, among others. Mr. Thatcher and the
Company have separately agreed that the Company may continue to operate in other Pacific Rim countries until written notice from Mr. Thatcher to the contrary. Mr. Thatcher and the

Company have also agreed to sell Teva(R) products to a party in Israel designated by Mr. Thatcher and to cooperate in the development of a licensee or distributor for Teva(R) products in Israel.

            The Company has the exclusive rights to manufacture and distribute the Teva(R) footwear line through August 2001. In conjunction with the exercise of its five year extension of the license period through August 2001, the Company paid the licensor consideration of $2,000,000. The Company is required to pay royalties to the licensor at rates ranging from 5% to 6 1/2% on the net sales of most Teva(R) products, depending on sales levels, and 3% to 4 1/2% of net sales of certain styles, depending on sales levels. The Company is required to pay minimum annual royalties ranging from $420,000 to $820,000 over the license period. In addition, the Company is obligated to pay minimum annual advertising costs currently ranging from 2.64% to 3.14%, depending on sales levels, of net sales during the period from September 1995 to August 1997. Subsequent to August 1997, the required advertising rates revert to the 3.5% to 4.0% range that were in effect prior to September 1995.

            The Teva(R) license agreements require that the Company obtain the approval of Mr. Thatcher for new product designs as well as changes in designs or materials. Mr. Thatcher also has the right to inspect the Company's manufacturing facilities and product samples to assure that quality standards are being maintained and may specify certain sizes and models to be manufactured by the Company in reasonable quantities. The Company is obligated to sell Teva(R) sandals to Mr. Thatcher with certain guaranteed terms of delivery. Either party may terminate the agreement upon a breach which is not cured by the other, and Mr. Thatcher may terminate the agreement if minimum annual sales levels (such levels are substantially below levels of the Company's sales during the past several years) are not met, except if substantial trademark infringement has occurred. In addition, the agreement will automatically terminate upon the bankruptcy or insolvency of the Company or a sublicense or assignment of the licensing agreement by the Company without Mr. Thatcher's consent. Upon any termination of the agreement, the Company must cease the manufacture of Teva(R) sports sandals and, for a period of three years thereafter, may not directly or indirectly engage anywhere in the manufacture of products using know-how specifically related to Teva(R) sports sandals acquired during the term of the agreement.

            Such agreement also provides that the Company may not manufacture or sell sandals that are "competitive" with Teva(R) sports sandals. "Competitive sandals" are defined as sandals with a secure fit and a heel strap system with adjustable fasteners attached to the sole in a specified area. Whether a particular sandal is "competitive" within the meaning of the agreement is to be determined by Mr. Thatcher and the Company or, if they cannot agree, by arbitration. To the extent any present or future sandal manufactured, sold or planned by the Company is determined to be a "competitive sandal," the Company's results of operations could be adversely affected. In addition, Mr. Thatcher may not manufacture or sell, or enter into any other agreement for the assembly, manufacture or sale of, Teva(R) sports sandals within the territory covered by the license agreement. Concurrent with the Company's acquisition of the rights to manufacture and distribute Alp(R) sport sandals in February 1995, the Company agreed with Mr. Thatcher to market such sandals under the Teva(R) trademark. The Company further agreed to pay a royalty to Mr. Thatcher on net sales of such products at a rate of 3% to 4 1/2%, depending on sales volume and to pay minimum advertising costs similar to that for the other Teva(R) footwear products.

            Under the Company's licensing arrangement with Mr. Thatcher, Mr. Thatcher initially may elect to bring proceedings to halt infringement of the Teva(R) patents and trademark. In addition, the Company has agreed to cooperate in, and to share certain costs and recoveries from, litigation brought by Mr. Thatcher against infringement of the Teva(R) trademark and patent rights. The Company has agreed to pay one-third of Mr. Thatcher's patent litigation costs, and one-half of such costs for certain defendants, for all litigation initiated between December 1, 1992 and December 31, 1995 (including all costs incurred after that date in connection with such litigation) and will receive one-third of all recoveries from such litigation. The Company's management believes that the Company's remaining future cost of such litigation relating to matters initiated during the period but not yet resolved will be immaterial. In addition, if, within 365 days of notice of a possible infringement, Mr. Thatcher declines to pursue an enforcement action against such infringement, the Company may bring an enforcement action in its own name at its own cost if the Company delivers to Mr. Thatcher an opinion of patent counsel that an infringement has occurred. The Company would receive all of any recovery from such an action. If there is substantial infringement and Mr. Thatcher does not proceed with any action, the Company may terminate the license agreement upon 365 days' notice. See "Legal Proceedings."

            The Company has entered into preliminary exploratory discussions with the licensor, Mr. Thatcher, to extend the two licenses. There can be no assurances that the licenses will be extended or as to the terms and conditions to such an extension.


SIMPLE SHOES AGREEMENT


            The Company and Eric Meyer, the founder of Simple(R) shoes, entered into an agreement relating to Simple Shoes, Inc. ("Simple Shoes") that became effective in January 1993, pursuant to which the Company became a 50% shareholder of Simple Shoes. In connection with the Company's investment, Simple Shoes agreed to employ Mr. Meyer as President for three years at a compensation based in part on the financial performance of Simple Shoes.

            Effective January 1, 1994, the Company acquired from Mr. Meyer the remaining 50% interest in Simple Shoes for $1,500,000, including $250,000 for a five-year noncompete covenant and $250,000 for other intangible assets. In connection with this agreement, the Company granted to Mr. Meyer an option to acquire up to 10% of the stock in Simple Shoes for $300,000. In April 1996, the Company entered into an agreement effective January 1, 1996, to reacquire such option from the Founder for $2,500,000, less the $300,000 exercise price of the option.

            Concurrent with the option repurchase, Mr. Meyer's employment agreement was terminated and replaced with a three year consulting agreement, effective January 1, 1996. Mr. Meyer is to provide consulting services at a rate of $225,000 per year for advertising, marketing, brand image, strategic planning, pricing and product line design, development and extension. The parties also agreed that the Company would continue to use Mr. Meyer's name for advertising and promotional purposes under a three year licensing agreement through December 31, 1998. Mr. Meyer receives a licensing fee equal to 0.2% of net sales of Simple Shoes, Inc. plus 0.1% of the net sales resulting from any licensing of Simple products by the Company to third parties.


 UGG HOLDINGS, INC. AGREEMENT


            Effective August 1, 1995, the Company acquired all of the issued and outstanding shares of Ugg Holdings, Inc. and subsidiaries ("Ugg Holdings"), which manufactures and markets a line of sheepskin footwear. Under the terms of the transaction, the purchase price of approximately $12,700,000 includes a $12,000,000 down payment, a $500,000 final payment due in March 2000, and approximately $200,000 of out-of-pocket expenses. The Company is required to make further payments equal to 2 1/2% of net sales of Ugg Holdings, as defined in the agreement, for the years ending March 31, 1996 through March 31, 2000, and an amount equal to earnings before income taxes of Ugg Holdings, as adjusted for certain items, for the year ending March 31, 1996. In May 1996, the Company made a $495,000 payment to the former shareholders related to its required payments for the year ended March 31,1996.

            Some of the former shareholders of Ugg Holdings have given notice of a demand for arbitration regarding the periodic payments. These former shareholders are asserting claims that additional payments are due them. The Company does not believe these claims are meritorious. The Company, in addition to defending this claim, is contemplating bringing its own claims against the former shareholders.

TRUKKE WINTER SPORTS PRODUCTS, INC. AGREEMENT


            The Company, Rich Breuner, the designer and founder of the Trukke(R) winter boot, and the other shareholders of the predecessor Trukke company ("Old Trukke"), entered into an agreement effective August 1995, pursuant to which the Company paid $280,000 to the selling shareholders and became a 50% owner of the newly formed Trukke Winter Sports Products, Inc. ("Trukke"). Mr. Breuner contributed his shares of Old Trukke to Trukke in return for a 50% interest in the newly formed corporation. In addition, the Company has agreed to provide Trukke a line of credit for up to $2,000,000.

            In connection with the agreement, Mr. Breuner has granted the Company an option to acquire his 50% interest in Trukke for $800,000, as adjusted, exercisable through January 2, 1998, as subsequently amended. However, in the event that the Company exercises its option, Mr. Breuner would have the option to purchase up to 10% of the shares of Trukke, exercisable within seven years of the date the Company exercises its 50% option.

            In the event the Company does not exercise its option, then Mr. Breuner would have the option to purchase the Company's 50% interest in Trukke for $280,000, plus 50% of the appreciation in book value of Trukke from the date of the initial agreement.

            In connection with the Company's investment, Trukke agreed to employ Mr. Breuner for a period of three years at a compensation based in part on the financial performance of Trukke.


HEIRLOOMS, INC. AGREEMENT


            The Company and Bob Eason, the designer and founder of Picante(R) clothing, entered into an agreement that became effective in December 1993, pursuant to which the Company paid $125,000 and became a 50% owner of Heirlooms, Inc. ("Heirlooms"), the manufacturer and distributor of Picante(R) clothing. Mr. Eason transferred to Heirlooms all of his rights to the related products. The Company has also agreed to extend credit to Heirlooms. All obligations of Heirlooms to the Company under such credit arrangement are secured by the assets of Heirlooms.

            Pursuant to the agreement, Mr. Eason has granted the Company the option to acquire all or part of his interest in Heirlooms, exercisable beginning June 30, 1996 and expiring June 30, 1999, as subsequently amended. The purchase price for such shares is between $2,000,000 and $2,500,000 depending upon the 1996 pre-tax earnings of Heirlooms. Mr. Eason may elect to retain a 20% interest in Heirlooms, in which case the purchase price would be reduced proportionately.

            In connection with the Company's investment, Heirlooms agreed to employ Mr. Eason as President for three years at a compensation based in part on the financial performance of Heirlooms.


PATENTS AND TRADEMARKS


            Mr. Thatcher holds two United States patents and one patent in each of Australia, New Zealand and Korea for the Teva(R) strapping system. As a result of the expiration of the applicable period during which foreign patent applications were required to have been filed, Mr. Thatcher does not and cannot hold such patent rights in other countries. Mr. Thatcher also currently holds Teva(R) trademark rights in the United States and in several other countries, including, among others, France, Germany, the United Kingdom, Japan and Australia. Mr. Thatcher's patent and trademark rights are licensed to the Company under the two license agreements discussed above. Both the Company and Mr. Thatcher regard such proprietary rights as valuable assets, and the Company cooperates with Mr. Thatcher in vigorously protecting such rights against infringement by third parties. To date, Mr. Thatcher has successfully enforced his patent and trademark rights in all 14 concluded lawsuits brought against such third parties. Under certain circumstances, if Mr. Thatcher declines to challenge a potential infringement, the Company may bring an infringement action at its own cost. See "Licenses - Teva(R) License."

            The Company also owns the Simple(R), Ugg(R) and Trukke(R) trademarks and has applied for or received registrations for them in the United States and several foreign countries. In addition, the Company has filed for patent registrations on several of its designs and has filed trademark applications for the names of many of its models and features and for certain marketing slogans.

            The Company has acquired the patent and trademarks for Alp(R) sport sandals and holds the trademark on the Deckers(R) name. The trademark registrations for the Picante(R) mark in the United States and Benelux (Belgium, Netherlands and Luxembourg) and the mark for Rancho Picante(R) in the United States are currently held by Heirlooms, Inc.

BACKLOG

             Historically, the Company has encouraged and has received a significant portion of its orders as preseason orders, which are generally placed by customers approximately four to eight months prior to shipment date. The Company emphasizes this "futures" business, as compared to "at once" sales as it allows the Company to better forecast its inventory requirements and assists with the Company's manufacturing schedule. As a result, the Company provides its customers with incentives to participate in such preseason programs. Unfilled customer orders ("backlog"), as of any date, represents orders scheduled to be shipped at a future date and do not represent firm sales. The mix of future and immediate delivery orders can vary significantly from quarter to quarter and year to year. The backlog as of a particular date is affected by a number of factors, including seasonality and the scheduling of manufacture and shipment of products as well as variations in the quarter to quarter and year to year preseason incentive programs. As a result, comparisons of backlog from period to period are not meaningful and the Company's backlog at any given time is not indicative of sales levels expected to be achieved in the future.


COMPETITION


            The casual, outdoor and athletic footwear markets are highly competitive, with new competitors recently entering the market and established outdoor and footwear companies increasing their efforts to promote sales. The Company believes that its largest current competitor for the Teva(R) line is Nike. Airwalk, Vans and Doc Marten are the principal competitors for the Simple(R) line. The Ugg(R) line's major competitor is Acorn and Trukke's major competitor is Sorel. Nike and certain other competitors of the Company have substantially greater financial, distribution and marketing resources than the Company.

            Competition in the Company's footwear is primarily based on brand awareness, product quality, design, pricing, fashion appeal, marketing, distribution, performance and brand positioning. The Company's Teva(R) line of footwear competes primarily on the basis of its patented strapping system, which offers high-performance features, consumer brand recognition due to the Teva(R) sports sandal being one of the first sandals of its kind, and the diversity of styles offered. The Company competes through its Simple(R) line by offering a diversity of styles designed for a variety of recreational and leisure activities. Ugg(R) competes with others primarily on the basis of its authenticity as the most recognized name in the United States sheepskin footwear market. The Company believes that its business strategy has resulted in increasing brand awareness and market share. However, no assurance can be given that in the future the Company will be able to increase its market share or respond to changing consumer preferences.


RISKS OF FOREIGN OPERATIONS/RESTRICTIONS ON IMPORTS


            The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other non-tariff barriers (e.g., quotas), restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability. The Company believes that it has acted to reduce these risks by diversifying manufacturing among various countries and within those countries, among various factories. To date, these factors have not had a material adverse impact on the Company's operations.

              Importations into the United States are also affected by the cost of transportation, customs duties, other non-tariff barriers, increased competition and greater production demands abroad. Countries where the Company's products are manufactured and sold may, from time to time, seek to increase customs duties or impose other non-tariff barriers (e.g., quotas), all of which have the potential to affect the Company's operations and its ability to maintain or increase the current level of importations of the Company's products. The Company is unable to predict the likelihood or frequency of the occurrence of any of these events.

            The products imported by the Company into the United States are subject to various duty rates which are established by law. At the present time these duties range between 8.5% and 10% of the entered value of footwear made principally of leather, 7.5% and 37.5% of the entered value of footwear made of synthetic textiles, and 3.7% and 7.6% of the entered value of footwear components of various materials. Certain footwear manufactured in countries designated as beneficiary countries for purposes of the Caribbean Basin Economic Recovery Act using components and ingredients of United States origin may be imported without payment of duties.

            From time to time, the Company may be subject to claims for additional duties arising as a result of the United States Customs Service disagreeing with the classification and/or valuation used by the Company to enter various styles of footwear. Many of the items imported by the Company are not finished products, but are raw materials or components used by the Company in its domestic manufacturing facility. In most instances, raw materials or components have a lower duty rate than finished footwear.

            The United States Trade Representative ("USTR") is required by the Trade Act of 1974, as amended by the Trade and Tariff Act of 1984, the Omnibus Trade and Competitiveness Act of 1988 and the 1994 Uruguay Round Agreements Act to submit an annual National Trade Estimates Report on Foreign Trade Barriers (the "NTE Report") identifying significant restrictions or barriers on United States access to foreign markets. On March 3, 1994 and September 27, 1995, the President reinstated, by Executive Orders, the "Super 301" Provisions of the Trade Act. Relying on the NTE Report, the USTR is required to report to Congress any trade barriers, trade distorting practices and particular countries identified as priorities for trade liberalization.

            On April 29, 1996, the United States again identified China as a priority foreign country under "special 301" because of problems enforcing intellectual property rights (IPR) and obtaining market access. On May 20, 1996, as a result of monitoring by USTR staff and senior officials pursuant to section 306 of the Trade Act, and three high level trips to China, the USTR determined that China was not satisfactorily implementing the 1995 IPR enforcement agreement with the United States. Public comments on a proposed action in the form of imposition of increased tariffs on selected Chinese products were requested and a public hearing was held on June 3 and 4, 1996. Discussions were also held in June in which Chinese officials explained the steps which had been taken and the actions to be taken in the future to ensure effective enforcement of intellectual property rights and market access. China and the United States on June 17, 1996, confirmed that these steps and the future action to implement the 1995 agreement resolved the issues raised in the
Section 301 investigation.

            The USTR will continue to monitor China's commitment under the 1995 IPR enforcement agreement and the June 17, 1996, IPR accord to ensure compliance. The Company is not in a position at this time to determine whether or not a "special 301" will be utilized in the future against China.

            In 1994, the President delinked the renewal of China's most-favored-nation ("MFN") status from human rights consideration. Although this delinking has occurred, renewal of China's MFN status remains subject to annual review and can be affected by human rights activities as well as other unrelated actions. Renewal of MFN status for China was granted in 1996 in spite of an unsuccessful attempt in the House of Representatives to pass a resolution to rescind MFN benefits for China. The Company is unable to predict if the United States will revoke China's MFN status at some point in the future, but any such revocation of MFN status would result in significantly higher duties on China imports.

            In 1996, Mexico, Hong Kong, Australia, New Zealand and the European Union were not identified by the USTR as priority foreign countries under "special 301", however, the European Union has been placed on the priority watch list and Australia has been placed on the watch list according to the USTR NTE Report of April 30, 1996. The Company is unable to predict whether or not any other countries will be placed on the priority watch list, or if any other actions will be imposed by the United States and if such action is taken, whether such action would include footwear imports or otherwise result in increases in the cost or restrict the supply of footwear, generally, or the Company's footwear in particular.

            The European Union has imposed provisional anti-dumping duties of 94.1% on imports of footwear with textile uppers manufactured in China. In addition, provisional anti-dumping duties have also been imposed on imports from Indonesia with different rates of duty for each manufacturer. The provisional duties will be valid for nine months during which time the Commission will carry out an inquiry and make a decision on whether definitive duties will be imposed. During the course of the investigation, the Company will be required to deposit provisional duties on any imports into Europe of textile footwear from China and Indonesia determined to be covered by the order.

            According to a report dated February 5, 1997, the European Union has delayed for at least three months its plans to impose anti-dumping duties of around 50% on imports of leather shoes from China, Thailand and Indonesia.


EMPLOYEES


            At December 31, 1996, the Company employed approximately 196 full-time employees in its U.S. facilities, approximately 126 persons in its manufacturing facility in Mexico, and 20 at its subsidiaries in Hong Kong, none of whom is represented by a union. The Company hires up to approximately 120 temporary employees, from time to time, as needed for its U.S. production facilities, which are expected to be closed by March 31, 1997. The Company believes its relationship with its employees is good.



Item 2.     PROPERTIES


            The Company leases approximately 30,000 square feet for its corporate offices in Goleta, California, approximately 36,000 square feet combined for its manufacturing facility located in Carpinteria, California which will expire through April 30, 1997, and approximately 126,000 square feet for its warehouse facility in Ventura County, California. In addition, through a second-tier subsidiary, the Company leases an approximately 18,000 square foot manufacturing facility in Mexico. The Company paid approximately $1,207,000 in rent for such facilities in 1996. The terms of the lease for the Company's corporate offices expire in 2001. The terms of the leases for the Company's manufacturing facilities in Carpinteria expire in March 1997 and April 1997, to coincide with the closing of the Company's factory. The Company's warehouse facility lease in Ventura County expires in 2001. The lease term on the Mexican manufacturing facility is on a month-to-month basis. In addition, the Company leases a 69,000 square foot warehouse facility in Ventura County, California through August 1997 which it has subleased and the Company's Ugg subsidiary leases approximately 23,000 square feet of office and manufacturing space in Oregon through 2000 which it has subleased, as Ugg's operations have been consolidated with the Company's other facilities. The Company believes that its existing corporate, manufacturing and warehousing space will be adequate to meet its current and foreseeable requirements, and that suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3.     LEGAL PROCEEDINGS


            The Company is involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition or results of operations of the Company. From time to time, Mr. Thatcher and the Company are also involved in other legal proceedings to protect the Teva(R) patents and trademark from infringement by third parties. Any decision or settlement in any such infringement proceeding which allowed a third party to continue to manufacture and sell the products at issue could have an adverse effect on the Company's sales to the extent such other products are purchased in lieu of the Company's products.

            Some of the former shareholders of Ugg Holdings have given notice of a demand for arbitration regarding the periodic payments. These former shareholders are asserting claims that additional payments are due them. The Company does not believe these claims are meritorious. The Company, in addition to defending this claim, is contemplating bringing its own claims against the former shareholders.



Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


            None.

                                     PART II




Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS


            The Company's Common Stock is traded in the National Market System of the NASDAQ stock market (the "NMS") under the symbol "DECK."

            As of February 28, 1997, the number of holders of record of the Common Stock was 182, and the number of beneficial owners was approximately 3,500.


                                                   1996                               1995
                                        --------------------------         -------------------------
                                          High               Low              High              Low
                                          ----               ---              ----              ---
First Quarter                           $ 7.375           $   5.25         $  15.50          $ 11.50

Second Quarter                            10.25              6.25             18.00             9.00

Third Quarter                              9.50              6.25             10.50             7.50

Fourth Quarter                            10.00              6.50              8.50             4.75

----------

            The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.     SELECTED FINANCIAL DATA


            The following tables set forth selected consolidated financial data of the Company at and for each year of the five-year period ended December 31, 1996.

                                                                 YEARS ENDED DECEMBER 31
                                             ------------------------------------------------------------
          INCOME STATEMENT DATA                1996          1995        1994          1993        1992
                                             --------      -------      -------       ------      -------
                                                         (In thousands, except per share data)
Net sales                                    $101,838      102,334       85,818       57,086       34,900
Cost of sales                                  61,009       65,856       43,979       27,316       16,796
                                             --------      -------      -------       ------      -------

           Gross profit                        40,829       36,478       41,839       29,770       18,104

Selling, general and administrative
    expenses                                   32,989       32,373       24,287       18,652       11,191
                                             --------      -------      -------       ------      -------

           Earnings from operations             7,840        4,105       17,552       11,118        6,913

Other (income) expense                          1,241        1,382         (563)         163          (23)
                                             --------      -------      -------       ------      -------

           Earnings before income taxes         6,599        2,723       18,115       10,955        6,936

Income taxes                                    2,943        1,287        7,609        4,650        2,867
                                             --------      -------      -------       ------      -------

           Net earnings                      $  3,656        1,436       10,506        6,305        4,069
                                             ========      =======      =======       ======      =======

Net earnings per common share (1)            $    .39          .13         1.09          .81          .59
Weighted average common and common
    equivalent shares outstanding               9,292        9,352        9,673        7,809        6,935



                                                      AT DECEMBER 31
                                  -------------------------------------------------------
   BALANCE SHEET DATA               1996        1995        1994        1993        1992
                                  -------      ------      ------      ------      ------
                                                    (In thousands)
Current assets                    $49,348      50,031      53,987      47,318      15,053
Current liabilities                 9,618       6,262       5,731       5,420       8,731
Total assets                       74,897      74,917      62,651      51,901      17,395
Long-term debt, less current
     installments                  10,290      15,170        --           150         800
Total stockholders' equity         54,989      53,485      56,920      46,331       7,864
                                  =======      ======      ======      ======      ======



(1) For information pertaining to the calculation of net earnings per common share, see note 1 to the accompanying consolidated financial statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


            The following table is derived from the Company's statement of earnings and sets forth, for the periods indicated, certain income statement data as a percentage of net sales.

                                                       YEARS ENDED DECEMBER 31
                                                    -----------------------------
                                                     1996        1995        1994
                                                     ----        ----        ----
Net sales                                           100.0%      100.0%      100.0%
Cost of sales                                        59.9        64.4        51.2
                                                    -----       -----       -----

         Gross profit                                40.1        35.6        48.8

Selling, general and administrative expenses         32.4        31.6        28.3
                                                    -----       -----       -----

         Earnings from operations                     7.7         4.0        20.5

Other (income) expense                                1.2         1.3         (.6)
                                                    -----       -----       -----

         Earnings before income taxes                 6.5         2.7        21.1

Income taxes                                          2.9         1.3         8.9
                                                    -----       -----       -----

Net earnings                                          3.6%        1.4%       12.2%
                                                    =====       =====       =====


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995


            Net sales decreased by $496,000 or 0.5% between the years ended December 31, 1996 and 1995 due to several offsetting factors. In early 1995, the Company experienced strong sales of the Teva(R) line. However, beginning in the second quarter of 1995, the Company was impacted by the poor overall retail markets and the abundance of sports sandals in the marketplace. As a result, the Company began heavy discounting in efforts to move the resulting oversupply of 1995 Teva(R) product and was able to sell a significant portion of this excess inventory in the latter half of 1995 and the first half of 1996. This excess 1995 inventory was carried by retailers in 1996, thus negatively impacting the Company's 1996 Teva(R) sales. As a result, net sales of the Teva(R) line decreased from $55,925,000 to $43,898,000, a 21.5% decrease between the years ended December 31, 1995 and 1996, respectively. Sales of Teva(R) products represented 54.7% and 43.1% of net sales for the years ended December 31, 1995 and 1996, respectively. The Company also experienced a decrease in sales for the year ended December 31, 1996, of its Ugg(R) product line as the Company repositioned this brand toward higher-end retailers, avoiding some of the lower-end retailers which were sold to previously. Consistent with the Teva(R) and Simple(R) lines, the Company is trying to sell Ugg(R) primarily in the higher-end retail markets in an effort to promote the brand where it can command higher prices and margins. In addition, due to the unseasonably late winter in 1995, many retailers had a remaining stock of 1995 Ugg(R) products which they carried over into the fall and winter of 1996, thereby negatively impacting 1996 sales. These factors, combined with the increased competition for the brand caused net sales for Ugg(R) to decrease from $18,304,000 for the year ended December 31, 1995 to $14,831,000 for the year ended December 31, 1996, a 19.0% decrease. The decline in Ugg(R) sales is being exacerbated by substantially higher costs for sheepskin and consequently higher prices charged by the Company on Ugg(R) products. Offsetting these factors, net sales of footwear under the Simple(R) product line increased 52.8% from $23,577,000 to $36,029,000 between the year ended December 31, 1995 and 1996.
Simple(R) sales represented 23.0% and 35.4% of net sales for the year ended December 31, 1995 and 1996, respectively. Overall, international sales for the Company's products increased 44.9% from $16,608,000 to $24,061,000, representing 16.2% of net sales in 1995 and 23.6% in 1996. The combination of these factors led to a net decrease in the volume of footwear sold, which decreased from 3,604,000 pairs for the year ended December 31, 1995 to 3,587,000 pairs for the year ended December 31, 1996, a 0.5% decrease.

            The weighted average wholesale price per pair sold during these periods decreased from $28.17 to $27.85, or by 1.1% for the years ended December 31, 1995 and 1996, respectively. In late 1996, the Company made a decision not to carryover into 1997 certain styles of its 1996 Ugg(R) boots and as a result, it sold its remaining supply of such styles at reduced prices in December 1996. In addition, the Company reduced the prices of certain Teva(R) styles in the spring 1996 line, in order to promote a more even distribution of price points between the high and low points. The Company believes that having such an even price point distribution will place one or more styles at each desired price level. Also, the Company experienced a reduction in Ugg(R) sales, which have a higher weighted average selling price than the Company's other lines.

            Cost of sales decreased by $4,847,000 to $61,009,000 for the year ended December 31, 1996, compared with $65,856,000 for the year ended December 31, 1995, a decrease of 7.4%. Gross profit increased by $4,351,000 or 11.9% to $40,829,000 for the year ended December 31, 1996 from $36,478,000 for the year ended December 31, 1995, an increase as a percentage of net sales to 40.1% from 35.6%. The increase in gross profit margin as a percentage of net sales was primarily due to the non-recurrence of the significant inventory write-downs as well as the heavily discounted selling prices which were experienced in 1995.

            Selling, general and administrative expenses increased by $616,000 or 1.9% between the years ended December 31, 1995 and December 31, 1996, and increased as a percentage of net sales from 31.6% in 1995 to 32.4% in 1996. The increase was primarily due to the addition of the operations of Ugg Holdings, Inc. ("Ugg Holdings") in August 1995. As a result, the Company's financial statements include twelve months of operating expenses for Ugg Holdings in 1996 compared to only five months in 1995. The added months in 1996 were during the Company's seasonally slow period for revenues, resulting in an increase in operating expenses as a percentage of sales. The increase in operating expenses and the increase as a percentage of sales was also due to increased warehouse costs, which were partially a result of the Company's move to a new warehouse facility in 1996, as well as increased advertising costs and increased payroll costs for newly created positions.

            Income taxes were $2,943,000 for the year ended December 31, 1996, representing an effective income tax rate of 44.6% compared with income taxes of $1,287,000 for the year ended December 31, 1995, representing an effective income tax rate of 47.3%. The higher effective income tax rate in 1995 compared to 1996 is due to certain non-deductible expenses and losses being a greater proportion to earnings before income taxes in 1995 than in 1996. Such non-deductible items include the amortization of the goodwill associated with the acquisition of Ugg Holdings, Inc., and in 1995 the Company experienced greater non-deductible losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

            The Company had net earnings of $3,656,000 for the year ended December 31, 1996, as compared with net earnings of $1,436,000 for the year ended December 31, 1995, an increase of 154.6% for the reasons discussed above.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994


            Net sales increased by $16,516,000 or 19.3% between the years ended December 31, 1994 and 1995 primarily due to the acquisition of Ugg Holdings, Inc. ("Ugg Holdings"), effective August 1, 1995. The newly acquired Ugg(R) line contributed net sales aggregating $18,304,000. Otherwise, net sales for the years ended December 31, 1995 and 1994 were comparable as a result of several offsetting factors. Net sales in the first quarter of 1995 were strong, whereas subsequent net sales of the Teva(R) line were adversely impacted by the unseasonably cold spring weather on the east and west coasts, the poor overall retail environment and the abundance of sport sandals in the marketplace, which had a negative impact on the net sales of Teva(R) sport sandals to the consumer. As a result of these conditions, the Company gave discounted pricing on 1995 Teva(R) styles during the latter half of 1995 in order to reduce the inventory levels of such styles. As a result, sales of the Teva(R) line decreased from $69,053,000 for the year ended December 31, 1994 to $55,925,000 for the year ended December 31, 1995, a 19.0% decrease. Sales of Teva(R) products represented 80.5% and 54.7% of net sales in the years ended December 31, 1994 and 1995, respectively. While Teva(R) sales declined, the Company experienced a continued increase in the net sales of footwear under the Simple(R) product line, which increased 67.6%, from $14,072,000 to $23,577,000 between the years ended December 31, 1994 and 1995.
Overall, international sales for all of the Company's products increased 44.3% from $11,506,000 to $16,608,000, representing 13.4% of net sales in 1994 and 16.2% in 1995. The combination of the factors above lead to an increase in the volume of footwear sold, which increased from 3,261,000 pairs during the year ended December 31, 1994 to 3,604,000 pairs during the year ended December 31, 1995, a 10.5% increase.

            The weighted average wholesale price per pair sold during these respective periods increased from $26.82 to $28.17, or by 5.0%. The increase in the average wholesale price reflects the introduction of certain new styles of sports sandals which have higher wholesale prices than those offered during the year ended December 31, 1994 and a change in the sales mix toward higher priced styles. It further increased due to the introduction of the Ugg(R) line in the third quarter of 1995, which has a higher average wholesale price than the Company's other lines have historically received. The effects of the increases were partially offset by the discounted selling prices in the third and fourth quarters of 1995.

            Cost of sales increased by $21,877,000 to $65,856,000 for the year ended December 31, 1995, compared with $43,979,000 for the year ended December 31, 1994, an increase of 49.7%, in part due to the acquisition of Ugg Holdings. Cost of sales related to Ugg(R) products aggregated $11,293,000. Gross profit decreased by $5,361,000, or 12.8%, to $36,478,000 for the year ended December 31, 1995 from $41,839,000 for the year ended December 31, 1994 and decreased as a percentage of net sales to 35.6% from 48.8%. The decrease in gross profit margin as a percentage of net sales was primarily due to inventory write-downs in 1995 of approximately $4,136,000 as a result of the adverse market conditions discussed above, as well as the discounted selling prices offered in the latter half of 1995. Also, the Ugg(R) line has a lower average gross margin percentage than the Company's other product lines have historically received. In addition, the Company had idle capacity at its factories as production in the third quarter and early fourth quarter of 1995 was significantly decreased in efforts to reduce finished goods inventory levels.

            Selling, general and administrative expenses increased by $8,086,000, or 33.3%, between the years ended December 31, 1994 and December 31, 1995 and increased as a percentage of net sales from 28.3% in 1994 to 31.6% in 1995. The increase was primarily due to $2,426,000 of bad debt expense in 1995 as a result of the Company's continued concern about the cash flow positions of retailers for 1996; the addition of the operations of Ugg Holdings, Inc. in the third quarter of 1995; severance costs related to terminated employees in the third quarter of 1995; increased warehousing costs at its domestic and foreign warehouse facilities; increased marketing efforts for the Simple(R) product line; and increased payroll costs related to newly created positions.

            Other expenses were $1,382,000 for the year ended December 31, 1995 compared with other income of $563,000 for the year ended December 31, 1994, primarily due to increased interest costs resulting from the increased borrowing used for the acquisition of Ugg Holdings in 1995 as well as for working capital purposes. In addition, in 1995 the Company had approximately $583,000 of loss on disposal of assets, related primarily to mold costs on discontinued styles of footwear.

            Income taxes were $1,287,000 for the year ended December 31, 1995, representing an effective income tax rate of 47.3%, compared with income taxes of $7,609,000 for the year ended December 31, 1994, representing an effective income tax rate of 42.0%. The increase in the effective income tax rate from 1994 to 1995 is largely a result of non-deductible losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes. In addition, the goodwill associated with the acquisition of Ugg Holdings is not deductible for income tax reporting purposes.

            The Company had net earnings of $1,436,000 for the year ended December 31, 1995 as compared with net earnings of $10,506,000 for the year ended December 31, 1994, a decrease of 86.3%, for the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES


            At December 31, 1996, working capital was $39,730,000 including $1,287,000 of cash and cash equivalents. Cash provided by operating activities aggregated $8,921,000 for the year ended December 31, 1996.

            The Company has a revolving credit facility with a bank (the "Facility"), providing a maximum borrowing availability of $25,000,000 based on certain eligible assets, as defined. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.25% at December 31, 1996) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. As of December 31, 1996, the Company had borrowed $9,000,000 under the Facility and had approximately $6,707,000 available for borrowings.

            The agreement underlying the Facility includes certain restrictive covenants which, among other things, require the Company to maintain certain financial tests. The Company was in compliance or obtained appropriate waivers for all requirements as of December 31, 1996.

            The Company has an agreement with a supplier, Prosperous Dragon, to provide financing for the start-up and the expansion of the supplier's operations, of which $2,838,000 was outstanding at December 31, 1996 ($1,838,000 net of allowance). The note is secured by all assets of the supplier and bears interest at the prime rate (8.25% at December 31, 1996) plus 1%.

            Capital expenditures totaled $1,407,000 for the year ended December 31, 1996. The Company's capital expenditures related primarily to the purchase of molds for new product styles, the continued expansion and modernization of the warehouse facilities and upgrades to the Company's computer systems. The Company currently has no material future commitments for capital expenditures.

            In connection with the acquisition of Ugg Holdings in 1995, the Company is required to make further future payments equal to 2 1/2% of net sales of Ugg Holdings for the years ending March 31, 1996 through March 31, 2000, and an amount equal to earnings before income taxes of Ugg Holdings, as adjusted for certain items, for the year ended March 31, 1996. In May 1996, the Company made a $495,000 payment to the former shareholders related to its required payments for the year ended March 31, 1996.

            In 1996, the Company repurchased 300,000 shares of the Company's outstanding common stock for cash consideration of $2,390,000. In addition, in February 1997, the Company's Board of Directors authorized the repurchase of up to an additional 300,000 shares from time to time in open market or in privately negotiated transactions, subject to price and market conditions.

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



Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            See Item 14(a) and page 32 for an index to the consolidated financial statements and supplementary information included herein.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


            Not applicable.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES



   Index to Consolidated Financial Statements and Financial Statement Schedule



                                                                              Page
                                                                              ----
Consolidated Financial Statements:
   Independent Auditors' Report                                                33
   Consolidated Balance Sheets as of December 31, 1995 and 1996                34
   Consolidated Statements of Earnings for each of the years in the
      three-year period ended December 31, 1996                                35
   Consolidated Statements of Stockholders' Equity for each of the
      years in the three-year period ended December 31, 1996                   36
   Consolidated Statements of Cash Flows for each of the years in the
      three-year period ended December 31, 1996                                37
   Notes to Consolidated Financial Statements                                  39

                                                                            Schedule
                                                                            --------

Consolidated Financial Statement Schedule:
   Valuation and Qualifying Accounts                                           II


All other schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the related notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Deckers Outdoor Corporation:


We have audited the accompanying consolidated financial statements of Deckers Outdoor Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          KPMG PEAT MARWICK LLP



Los Angeles, California
February 12, 1997

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1995 and 1996

                        ASSETS                             1995          1996
                                                        -----------   ----------
Current assets:
   Cash and cash equivalents                            $ 3,222,000    1,287,000
   Trade accounts receivable, less allowance for
    doubtful accounts of $2,625,000 and $1,292,000 as
    of December 31, 1995 and 1996, respectively          19,716,000   17,866,000
   Inventories (note 3)                                  19,556,000   24,930,000
   Prepaid expenses and other current assets              2,542,000    3,643,000
   Refundable income taxes (note 7)                       2,969,000         --
   Deferred tax assets (note 7)                           2,026,000    1,622,000
                                                        -----------   ----------

         Total current assets                            50,031,000   49,348,000

Property and equipment, at cost, net (note 4)             3,273,000    2,794,000
Intangible assets, less applicable amortization          16,907,000   20,805,000
Note receivable from supplier, net (note 6)               2,839,000    1,838,000
Other assets, net                                         1,867,000      112,000
                                                        -----------   ----------

                                                        $74,917,000   74,897,000
                                                        ===========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt (note 5)      $   111,000       99,000
   Trade accounts payable                                 3,020,000    5,494,000
   Accrued bonuses                                          331,000      957,000
   Other accrued expenses                                 2,800,000    2,085,000
   Income taxes payable (note 7)                               --        983,000
                                                        -----------   ----------

         Total current liabilities                        6,262,000    9,618,000
                                                        -----------   ----------

Long-term debt, less current installments (note 5)       15,170,000   10,290,000

Commitments and contingencies (notes 2, 5, 6, 9
  and 10)

Stockholders' equity (notes 2 and 8):
   Preferred stock, $.01 par value.  Authorized
    5,000,000 shares; none issued                              --           --
   Common stock, $.01 par value.  Authorized
    20,000,000 shares; issued and outstanding
    9,242,375 at December 31, 1995; issued 9,283,556         92,000       90,000
    and outstanding 8,983,556 at December 31, 1996
   Additional paid-in capital                            28,940,000   26,790,000
   Retained earnings                                     24,453,000   28,109,000
                                                        -----------   ----------

         Total stockholders' equity                      53,485,000   54,989,000
                                                        -----------   ----------

                                                        $74,917,000   74,897,000
                                                        ===========   ==========

See accompanying notes to consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                    Three-year period ended December 31, 1996



                                           1994            1995            1996
                                       ------------    ------------    ------------
Net sales (notes 9 and 11)             $ 85,818,000     102,334,000     101,838,000

Cost of sales                            43,979,000      65,856,000      61,009,000
                                       ------------    ------------    ------------

        Gross profit                     41,839,000      36,478,000      40,829,000

Selling, general and administrative
  expenses                               24,287,000      32,373,000      32,989,000
                                       ------------    ------------    ------------

        Earnings from operations         17,552,000       4,105,000       7,840,000

Other expense (income):
   Interest expense (income), net          (641,000)        797,000         910,000
   Loss on disposal of assets               168,000         583,000         548,000
   Minority interest in net loss of
    unconsolidated subsidiary              (125,000)         (4,000)        (55,000)
   Miscellaneous expense (income)            35,000           6,000        (162,000)
                                       ------------    ------------    ------------

        Earnings before income taxes     18,115,000       2,723,000       6,599,000

Income taxes (note 7)                     7,609,000       1,287,000       2,943,000
                                       ------------    ------------    ------------

        Net earnings                   $ 10,506,000       1,436,000       3,656,000
                                       ============    ============    ============

Net earnings per common and common
   equivalent shares                   $       1.09             .13             .39
                                       ============    ============    ============

Weighted average common and common
   equivalent shares outstanding          9,673,000       9,352,000       9,292,000
                                       ============    ============    ============


See accompanying notes to consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Three-year period ended December 31, 1996



                                            COMMON STOCK       ADDITIONAL                    TOTAL
                                     ---------------------      PAID-IN       RETAINED    STOCKHOLDERS'
                                       SHARES      AMOUNT       CAPITAL       EARNINGS       EQUITY
                                     ---------    --------    -----------    ---------     ----------
Balance at December 31, 1993         9,625,311    $ 96,000     33,724,000    12,511,000    46,331,000

Common stock issuance under stock
    incentive plan                       5,614        --           83,000          --          83,000

Net earnings                              --          --             --      10,506,000    10,506,000
                                     ---------    --------     ----------    ----------    ----------

Balance at December 31, 1994         9,630,925      96,000     33,807,000    23,017,000    56,920,000

Common stock repurchased              (400,000)     (4,000)    (4,896,000)         --      (4,900,000)

Common stock issuance under stock
    incentive plan                      11,450        --           29,000          --          29,000

Net earnings                              --          --             --       1,436,000     1,436,000
                                     ---------    --------     ----------    ----------    ----------

Balance at December 31, 1995         9,242,375      92,000     28,940,000    24,453,000    53,485,000

Common stock repurchased              (300,000)     (2,000)    (2,388,000)         --      (2,390,000)

Common stock issuance under stock
    incentive plan                      11,000        --           66,000          --          66,000

Common stock issued under the
    employee stock purchase plan        17,008        --           86,000          --          86,000

Noncash stock compensation              13,173        --           86,000          --          86,000

Net earnings                              --          --             --       3,656,000     3,656,000
                                     ---------    --------     ----------    ----------    ----------

Balance at December 31, 1996         8,983,556    $ 90,000     26,790,000    28,109,000    54,989,000
                                     =========    ========     ==========    ==========    ==========


                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Three-year period ended December 31, 1996


                                           1994           1995          1996
                                        -----------    ----------    ----------
Cash flows from operating activities:
   Net earnings                         $10,506,000     1,436,000     3,656,000
                                        -----------    ----------    ----------

Adjustments to reconcile net earnings
  to net cash provided by (used in)
 operating activities:
   Depreciation of property and
    equipment                               482,000     1,045,000     1,338,000
   Amortization of intangible assets        295,000       672,000       965,000
   Provision for doubtful  accounts         367,000     2,426,000     2,587,000
   Loss on disposal of assets               168,000       583,000       548,000
   Stock compensation                          --          17,000        86,000
   Minority interest in net loss
    of unconsolidated subsidiary           (125,000)       (4,000)      (55,000)
   Changes in assets and
    liabilities (net of effects
    of acquisitions):
      (Increase) decrease in:
       Trade accounts receivable         (8,085,000)   (2,501,000)        5,000
       Other receivables                   (441,000)       25,000       258,000
       Inventories                      (10,167,000)    9,588,000    (5,374,000)
       Prepaid expenses and
         other current assets            (1,671,000)      200,000    (1,101,000)
       Deferred tax assets                 (176,000)     (632,000)      403,000
       Refundable income taxes                 --      (2,841,000)    2,969,000
       Note receivable from supplier     (1,806,000)      833,000         1,000

       Other assets                        (548,000)   (1,025,000)     (877,000)
      Increase (decrease) in:
       Trade accounts payable              (822,000)   (2,117,000)    2,474,000
       Accrued expenses                     593,000    (1,286,000)       55,000
       Income taxes payable                 665,000    (1,558,000)      983,000
                                        -----------    ----------    ----------

            Total adjustments           (21,271,000)    3,425,000     5,265,000
                                        -----------    ----------    ----------

            Net cash provided by
              (used in)
              operating activities      (10,765,000)    4,861,000     8,921,000
                                        -----------    ----------    ----------

                                    (Continued)

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Three-year period ended December 31, 1996



                                                        1994           1995           1996
                                                    ------------    -----------    ----------
Cash flows from investing activities:
   Net proceeds from securities transactions        $ 13,350,000      4,850,000          --
   Purchase of property and equipment                 (1,190,000)    (1,850,000)   (1,407,000)
   Cash paid for acquisitions, net of
    cash received                                           --      (11,200,000)         --
   Cash advanced to Ugg related to acquisition              --       (3,000,000)     (495,000)

   Other                                              (1,481,000)          --            --
                                                    ------------    -----------    ----------

               Net cash provided by
                 (used in) investing
                 activities                           10,679,000    (11,200,000)   (1,902,000)
                                                    ------------    -----------    ----------

Cash flows from financing activities:
   Proceeds from (repayments of)
    notes payable and long-term debt                    (150,000)    11,576,000    (4,891,000)
   Cash received from issuances of
    common stock                                          83,000         13,000       152,000
   Cash paid for repurchases of common stock                --       (4,900,000)   (2,390,000)

   Cash paid for purchase of stock  option                  --             --      (1,825,000)
                                                    ------------    -----------    ----------

               Net cash provided by
                 (used in) financing
                 activities                              (67,000)     6,689,000    (8,954,000)
                                                    ------------    -----------    ----------

               Net increase
                 (decrease) in cash
                 and cash equivalents                   (153,000)       350,000    (1,935,000)



Cash and cash equivalents at beginning of year         3,025,000      2,872,000     3,222,000
                                                    ------------    -----------    ----------

Cash and cash equivalents at end of year            $  2,872,000      3,222,000     1,287,000
                                                    ============    ===========    ==========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                              --          615,000       874,000
      Income taxes                                  $  7,119,000      6,143,000       480,000
                                                    ============    ===========    ==========


See accompanying notes to consolidated financial statements.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

                             December 31, 1995 and 1996




(1)  THE COMPANY AND SUMMARY OF
     SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company designs, manufactures and markets innovative function-oriented footwear and apparel, developed specifically for high-performance outdoor, sports and other lifestyle-related activities as well as for casual use. The Company's products are offered under the Teva, Simple, Ugg, Trukke and Picante brand names.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     REVENUE RECOGNITION

     Revenue is recognized upon shipment of the merchandise. Allowances for estimated returns and discounts are provided when related revenue is recorded.

     INTANGIBLE ASSETS

     It is the Company's policy to account for goodwill and all other intangible assets at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles would be reduced to its estimated fair market value. As a result, the Company has determined that goodwill and all other intangible assets are not impaired at December 31, 1995 and 1996.

     DEPRECIATION AND AMORTIZATION

     Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from three to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter.

     Goodwill and other intangibles are amortized on the straight-line basis over periods of 20 to 30 years, and 5 to 15 years, respectively. Accumulated amortization at December 31, 1995 and 1996 was $479,000 and $1,444,000, respectively.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements




     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of the Company's cash, trade accounts receivable, other receivables, prepaid expenses and other current assets, trade accounts payable and accrued expenses approximate the carrying values due to the relatively short maturities of these instruments.

     The fair values of the Company's notes payable to bank and notes receivable approximate the carrying values due to variable interest rates associated with the notes.

     The fair values of the Company's other notes payable are estimated by discounting future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers. The fair values of these notes approximate the carrying value.

     STOCK COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. FAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied. The Company has adopted FAS 123, effective January 1, 1996, and has elected to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure requirements. The adoption of FAS 123 has had no impact on the Company's financial position or results of operations.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The Company has adopted FAS 121, effective January 1, 1996. The adoption of FAS 121 has not had a material impact on the Company's financial position or results of operations.

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expense as incurred. Such costs amounted to $959,000, $1,509,000 and $1,546,000 in 1994, 1995 and
     1996, respectively.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements




     ADVERTISING COSTS

     The Company expenses the cost of advertising as incurred. Advertising expense charged to operations for the years ended 1994, 1995 and 1996 is $3,458,000, $4,594,000 and $4,738,000, respectively.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Expenses have been translated at the weighted average rate of exchange during the period of existence. Foreign currency translation adjustments were immaterial to the accompanying consolidated financial statements.

     CASH EQUIVALENTS

     Cash equivalents consist principally of repurchase agreements. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     RECLASSIFICATIONS

     Certain 1994 and 1995 balances have been reclassified to conform to the 1996 presentation.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements




(2)  ACQUISITIONS

     Effective August 1, 1995, the Company acquired all of the issued and outstanding shares of Ugg Holdings, Inc. and subsidiaries (Ugg), which manufactures and markets a line of sheepskin footwear, for cash consideration of $12.2 million (including out-of-pocket expense of $200,000) and a note payable to sellers of $500,000. Additionally, the Company is required to make future payments equal to 2-1/2% of net sales of Ugg, as defined in the agreement for the years ended March 31, 1997 through March 31, 2000. Pursuant to this provision, the Company paid additional cash consideration of $495,000 in 1996. This acquisition was accounted for as a purchase and the results of Ugg's operations are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired aggregating $15,051,000 has been recorded as goodwill and is being amortized over 30 years. In 1995, the Company also acquired Alp Sport Sandals (Alp), which was not material to the Company's consolidated financial statements. The following unaudited pro forma financial information assumes the Ugg acquisition occurred at the beginning of 1995. These results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1995 or of the results which may occur in the future. The above-mentioned Alp acquisition has been excluded from the pro forma information below as its impact is immaterial:

               Net sales                   $ 104,294,000
               Net loss                       (1,466,000)
               Net loss per common share            (.18)
                                           =============


     Some of the former shareholders of Ugg Holdings have given notice of a demand for arbitration regarding the periodic payments. These former shareholders are asserting claims that additional payments are due them. The Company does not believe these claims are meritorious. The Company, in addition to defending this claim, is contemplating bringing its own claims against the former shareholders.

     In connection with the acquisition of Simple Shoes, Inc. (Simple) in 1994, the founder and President of Simple (the Founder) retained an option to acquire up to a 10% interest in Simple. On April 4, 1996, the Company entered into an agreement, effective January 1, 1996, to reacquire such option from the Founder for $2,500,000, less the $300,000 exercise price of the option.

     The Company allocated the entire purchase price to goodwill, which is being amortized over the remaining 18-year life of the goodwill.


(3)  INVENTORIES

     Inventories are summarized as follows:

                                    1995            1996
                               -------------     -----------
     Finished goods            $  16,285,000      20,494,000
     Work in process               1,379,000       1,197,000
     Raw materials                 1,892,000       3,239,000
                               --------------     ----------

           Total inventories   $  19,556,000      24,930,000
                               =============      ==========

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements




(4)  PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:


                                                    1995         1996
                                                 ----------   ---------
Machinery and equipment                          $3,860,000   4,322,000
Furniture and fixtures                              660,000     537,000
Leasehold improvements                              516,000     232,000
                                                 ----------   ---------
                                                  5,036,000   5,091,000
Less accumulated depreciation and amortization    1,763,000   2,297,000
                                                 ----------   ---------

        Net property and equipment               $3,273,000   2,794,000
                                                 ===========  =========


(5)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                1995         1996
                                            -----------   ----------
Revolving credit line, secured by all the
   assets of the Company                    $13,800,000    9,000,000
Unsecured note payable in quarterly
   installments of $41,700, including
   interest at a rate of 7.93%, due
   December 2003                                981,000      889,000

Other unsecured notes payable                   500,000      500,000
                                            -----------   ----------
                                             15,281,000   10,389,000
Less current installments                       111,000       99,000
                                            -----------   ----------

                                            $15,170,000   10,290,000
                                            ===========   ==========


     The aggregate maturities of long-term debt as of December 31, 1996 are as follows:

     1997                    $    99,000
     1998                        107,000
     1999                        116,000
     2000                      9,625,000
     2001                        136,000
     Thereafter                  306,000
                             -----------

                             $10,389,000
                             ===========

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements





     The revolving credit agreement with a bank, amended as of February 29, 1996, provides for a $25,000,000 revolving credit facility for working capital and general corporate purposes based on eligible assets, as defined, expiring August 1, 2000. Borrowings bear interest at the bank's prime rate (8.25% at December 31, 1996) plus up to .25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. As of December 31, 1996, outstanding letters of credit aggregated $3,673,000 and the Company had $6,707,000 available for borrowings under the line of credit. The agreement underlying these credit facilities includes certain restrictive covenants which, among other things, require the Company to meet certain financial tests. At December 31, 1996, the Company was in compliance with the terms of the agreement or has obtained appropriate waivers to comply with the terms of the amended agreement.


(6)  NOTE RECEIVABLE FROM SUPPLIER

     The Company has an Equipment Purchase and Loan Agreement, as amended, with a Hong Kong supplier (the Supplier) to provide up to $4,000,000 to finance the start-up and the 1994 expansion of the Supplier's operations. The Supplier commenced operations during March 1993 for the production of footwear components for sale to Holbrook, Ltd., a wholly owned subsidiary of the Company (Holbrook). The note is secured by all the assets of the Supplier and bears interest at prime (8.25% at December 31, 1996) plus 1%. The outstanding balance of the note is being repaid primarily through Company purchases of goods from the Supplier. In connection with this agreement, the Supplier is prohibited from manufacturing any products for any person other than Holbrook without Holbrook's prior consent. In addition, a key employee of Holbrook is the son of the owner of the Supplier. This employee is entitled to receive a bonus of up to 24% of certain net profits of Holbrook when the loan is fully repaid. In 1996, the Company recorded a provision for doubtful accounts of $1,000,000 related to the note receivable.


(7)  INCOME TAXES

     Components of income taxes are as follows:

                 FEDERAL        STATE        TOTAL
              -----------     ----------   ----------
1994:
   Current    $ 6,045,000     1,740,000     7,785,000
   Deferred      (164,000)      (12,000)     (176,000)
              -----------    ----------    ----------

              $ 5,881,000     1,728,000     7,609,000
              ===========    ==========    ==========

1995:
   Current    $ 1,683,000       620,000     2,303,000
   Deferred      (800,000)     (216,000)   (1,016,000)
              -----------    ----------    ----------

              $   883,000       404,000     1,287,000
              ===========    ==========    ==========

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

                FEDERAL      STATE       TOTAL
              ----------   ---------   ---------
1996:
   Current    $2,018,000     614,000   2,632,000
   Deferred      263,000      48,000     311,000
              ----------   ---------   ---------

              $2,281,000     662,000   2,943,000
              ==========   =========   =========


     Actual income taxes differ from that obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows:

                                       1994        1995        1996
                                   ----------   ---------   ---------
Computed "expected" tax
   expense                         $6,340,000     927,000   2,244,000
State income taxes, net
   of Federal income tax benefit    1,123,000     170,000     405,000

Other                                 146,000     190,000     294,000
                                   ----------   ---------   ---------

                                   $7,609,000   1,287,000   2,943,000
                                   ==========   =========   =========


     Deferred income tax (benefit) expense resulted from the following for the years ended December 31, 1994, 1995 and 1996:

                                 1994          1995         1996
                             -----------    ----------    --------
Inventory obsolescence      $       --        (920,000)    401,000
State income taxes              (227,000)      276,000    (100,000)
Accrued expenses                 (52,000)     (259,000)   (213,000)
Goodwill                            --         312,000      18,000
Bad debt reserve                    --        (458,000)    214,000
Uniform capitalization
   adjustment to inventory       (85,000)       33,000      (9,000)

Other                            188,000          --          --
                             -----------    ----------    --------

                             $  (176,000)   (1,016,000)    311,000
                             ===========    ==========    ========

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements





     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1995 and 1996 are presented below:

                                              1995         1996
                                          -----------    ----------
Deferred tax assets:
   Uniform capitalization adjustment
    to inventory                          $   362,000       181,000
   Inventory obsolescence reserve             961,000       129,000
   Bad debt and other reserves              1,316,000     1,326,000
   State income taxes                         243,000       296,000
   Preacquisition net operating loss
    of acquired subsidiary                    571,000       571,000
                                          -----------    ----------

        Total gross deferred tax assets     3,453,000     2,503,000

   Less valuation allowance                  (571,000)     (571,000)
                                          -----------    ----------

        Net deferred tax assets             2,882,000     1,932,000
                                          -----------    ----------

Deferred tax liabilities:
   Depreciation                               140,000        80,000
   Goodwill                                   213,000       230,000
   Other                                      503,000          --
                                          -----------    ----------

        Total deferred tax liabilities        856,000       310,000
                                          -----------    ----------

        Net deferred tax assets           $ 2,026,000     1,622,000
                                          ===========    ==========


     Any subsequently recognized tax benefits related to the valuation allowance will be applied to reduce goodwill. Refundable income taxes as of December 31, 1995 arise from the overpayment of estimated taxes.


(8)  STOCKHOLDERS' EQUITY

     In August 1993, the Company adopted the 1993 Stock Incentive Plan (1993
     Plan). Under the terms of the 1993 Plan, 1,000,000 shares of common stock are reserved for issuance to officers, directors and employees of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants or other rights to acquire stock. Under the 1993 Plan, 11,450 and 24,173 shares of common stock were issued in 1995 and 1996, respectively, including common stock options exercised as noted below.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements


     Common stock option activity under the 1993 Plan for the years ended December 31, 1995 and 1996 is as follows:

                                          1995            1996
                                      -------------   -------------
Beginning balance                         187,500          744,250

   Options granted                        739,000           98,500
   Options canceled                      (172,000)        (218,000)
   Options exercised                      (10,250)         (11,000)
                                    -------------     ------------

Ending balance                            744,250          613,750
                                    =============     ============

Options exercisable                       212,082          269,316
                                    =============     ============

Price range of options outstanding  $1.13 - 15.00     1.13 - 15.00
                                    =============     ============


     The per share weighted average fair value of stock options granted during 1995 and 1996 was $5.74 and $3.92 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 1995 and 1996 - expected dividend yield of 0% and stock volatility of 48.4%, 1995 - risk-free interest volatility rate of 6.5%, and an expected life of 7 years; 1996 - risk-free interest rate of 5.9%, and an expected life of 7 years.

     The Company applies APB Opinion No. 25 in accounting for its plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings would have been reduced to the pro forma amounts below:

                                          1995            1996
                                       ----------       ---------
     Pro forma net earnings            $1,034,000       3,281,000
                                       ==========       =========

     Pro forma net earnings per share  $      .11             .35
                                       ==========       =========


     Pro forma net earnings reflect only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under FAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of up to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

     In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (1995 Plan). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan, 100,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for employees to purchase the Company's common stock at a discount below fair market value, as defined by the 1995 Plan. Under the 1995 Plan, 17,008 shares were issued in 1996.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements




     In 1996, the Company repurchased 300,000 shares of the Company's outstanding common stock for cash consideration of $2,390,000.

     In February 1997, the Company authorized the repurchase of up to an additional 300,000 shares of its common stock.


(9)  LICENSING AGREEMENT

     The Company has the exclusive rights to manufacture and distribute the Teva product line through August 2001. The Company is required to pay royalties to the licensor at rates ranging from 5% to 6-1/2% on the net sales of most Teva products, depending on sales levels, and 3% to 4-1/2% of net sales of certain styles, depending on sales levels. The Company is required to pay minimum annual royalties ranging from $420,000 to $820,000 over the license period. In addition, the Company is obligated to pay minimum annual advertising costs of 3.5% to 4% of net sales of Teva products, depending on sales levels, reducing to a range of 2.64% to 3.14% during the period from September 1995 to August 1997, depending on sales levels.

     Royalty expense related to Teva sales is included in selling, general and administrative expenses in the accompanying consolidated financial statements and was $3,144,000, $2,489,000 and $2,281,000 during the years ended December 31, 1994, 1995 and 1996, respectively. Advertising expense, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements, related to Teva sales was $2,790,000, $2,425,000 and $2,177,000 during the years ended December 31,
     1994, 1995 and 1996, respectively.

     The sale of sandals under the Teva product line generated approximately 80%, 55% and 43% of the Company's revenues during the years ended December 31, 1994, 1995 and 1996, respectively.


(10) COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating lease agreements which expire through December 2001.

     Future minimum commitments under the lease agreements are as follows:



     Year ending December 31:
        1997               $1,152,000
        1998                1,046,000
        1999                1,002,000
        2000                  952,000
        2001                  883,000
                            =========


     Total rent expense for the years ended December 31, 1994, 1995 and 1996 was approximately $786,000, $945,000 and $1,207,000, respectively.

     The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements



(11) CONCENTRATION OF BUSINESS AND CREDIT RISK AND SIGNIFICANT CUSTOMERS

     The Company sells its footwear products principally to customers throughout the United States. The Company, also, sells its footwear products to foreign customers located in Europe, Canada, Australia and Asia. Export sales to unaffiliated customers were 13.4%, 16.2%, and 23.6% of net sales for the years ended December 31, 1994, 1995 and 1996, respectively. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.

     The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations. Customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and, in certain parts of the world, political instability. The Company believes that it has acted to reduce these risks by diversifying manufacturing among various countries and within those countries, among various factories. To date, these factors have not had a material adverse impact on the Company's operations.


(12) QUARTERLY SUMMARY OF INFORMATION (UNAUDITED)

     Summarized unaudited financial data are as follows:

                                                1995
                      -----------------------------------------------------
                        MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                      -----------   ----------   -----------    -----------
Net sales             $36,083,000   21,781,000    22,258,000     22,212,000
Gross profit           17,462,000    9,063,000     5,748,000      4,205,000
Net earnings (loss)     4,713,000    1,135,000    (1,200,000)    (3,212,000)
                      ===========   ==========   ===========    ===========
Net earnings
   (loss) per share   $       .49          .12          (.15)          (.34)
                      ===========   ==========   ===========    ===========


                                               1996
                         --------------------------------------------------
                           MARCH 31      JUNE 30    SEPTEMBER 30 DECEMBER 31
                         -----------   ----------   ----------   ----------
Net sales                $28,772,000   27,550,000   23,485,000   22,031,000
Gross profit              12,590,000   11,095,000    9,194,000    7,950,000
Net earnings               1,479,000    1,024,000      567,000      586,000
                         ===========   ==========   ==========   ==========

Net earnings per share   $       .16          .11          .06          .06
                         ===========   ==========   ==========   ==========

                                    Schedule II

                            DECKERS OUTDOOR CORPORATION
                                  AND SUBSIDIARIES
                         Valuation and Qualifying Accounts

                     Three-year period ended December 31, 1996

                                                BALANCE AT
                                               BEGINNING OF                          BALANCE AT
           DESCRIPTION                            PERIOD     ADDITIONS   DEDUCTIONS END OF PERIOD
--------------------------------------          ----------   ---------   ---------- -------------
Year ended December 31, 1994:
    Allowance for doubtful accounts             $  841,000     135,000     354,000     622,000
    Reserve for sales discounts                    350,000     112,000        --       462,000
    Reserve for inventory obsolescence              35,000      65,000        --       100,000
                                                ==========   =========   =========   =========

Year ended December 31, 1995:
    Allowance for doubtful accounts             $  622,000   2,426,000     423,000   2,625,000
    Reserve for sales discounts                    462,000     626,000     874,000     214,000
    Reserve for inventory obsolescence             100,000   4,136,000     421,000   3,815,000
                                                ==========   =========   =========   =========

Year ended December 31, 1996:
    Allowance for doubtful accounts             $2,625,000   1,587,000   2,920,000   1,292,000
    Reserve for sales discounts                    214,000     482,000     555,000     141,000
    Reserve for inventory obsolescence           3,815,000     574,000   3,375,000   1,014,000
    Allowance for doubtful note receivable             --    1,000,000        --     1,000,000
                                                ==========   =========   =========   =========

                                    PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


            Information relating to Directors and Executive Officers of the Registrant is set forth in the Company's definitive proxy statement relating to the Registrant's 1997 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.



Item 11.    EXECUTIVE COMPENSATION

            Information relating to Executive Compensation is set forth in the Company's definitive proxy statement relating to the Registrant's 1997 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the Company's definitive proxy statement relating to the Registrant's 1997 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


            Information relating to Certain Relationships and Related Transactions is set forth in the Company's definitive proxy statement relating to the Registrant's 1997 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.

                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 32 hereof.

(b)      Reports on Form 8-K - None.

(c) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 32 hereof.

(d)       Exhibits  -

          Exhibit 2.1 Certificate of Ownership and Merger Merging Deckers Corporation into Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     3.1 Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation. (Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     3.2 Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.1 License Agreement, dated as of March 13, 1991, by and between Mark Thatcher d/b/a Teva Sport Sandals and Deckers Corporation. (Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.2 License Agreement for Europe, dated as of November 15, 1991, by and between Mark Thatcher d/b/a Teva Sport Sandals and Deckers Corporation. (Exhibit
                              10.2 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.3 Letter Amendment to License Agreement, dated as of December 3, 1992, by and between Mark Thatcher d/b/a Teva Sport Sandals and Deckers Corporation. (Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.4 License Agreement Amendment for U.S. License, dated as of August 5, 1993, by and between Mark Thatcher d/b/a Teva Sport Sandals and Deckers Corporation. (Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.5 License Agreement Amendment for Europe, dated as of August 5, 1993, by and between Mark Thatcher d/b/a Teva Sport Sandals and Deckers Corporation. (Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.6 Subsidiary Agreement, dated as of August 5, 1993, by and between Mark Thatcher d/b/a Teva Sport Sandals and Deckers Corporation. (Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.7 Form of 1993 Employee Stock Incentive Plan. (Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.8 Form of Incentive Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.9 Form of Non-Qualified Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.10 Form of Restricted Stock Agreement. (Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.11 Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.12 First Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.13 Second Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.14 Investment and Shareholders' Agreement, dated December 14, 1992, among Deckers Corporation, Simple Shoes, Inc. and Eric Meyer. (Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.15 Contracto Innominado (Lease Agreement), dated December 27, 1992, between Alberto L. Padilla and Socorro E. Salazar (accompanied by English summary). (Exhibit 10.24 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.16 Modification Agreement, dated August 9, 1993, by and between Mark Thatcher d/b/a Teva Sport Sandals and Deckers Corporation. (Exhibit 10.25 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.17 Loan and Guarantee Agreement, dated as of June 1, 1993, among Holbrook Limited, Prosperous Dragon Manufacturing Company Limited, Zhongshan Prosperous Dragon Shoes Co. Ltd. and Robin Huang. (Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.18 Assignment and Assumption of Loan and Guarantee Agreement and Promissory Note, dated as of July 1, 1993, among Holbrook Limited, Prosperous Dragon Manufacturing Company Limited, Zhongshan Prosperous Dragon Shoes Co. Ltd., Robin Huang and Deckers Corporation. (Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.19 First Amendment to Investment and Shareholders' Agreement, dated as of June 30, 1993, among Deckers Corporation, Simple Shoes, Inc. and Eric Meyer. (Exhibit 10.29 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.20 Third Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.30 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

                     10.21 Acquisition Agreement, dated March 30, 1994, between Deckers Outdoor Corporation and Eric Meyer. (Exhibit 10.32 to the Registrant's Form 10-K for the period ended December 31, 1993 and incorporated by reference herein)

                     10.22 Adjustment Agreement, dated March 21, 1994, between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 1993 and incorporated by reference herein)

                     10.23 Agreement for Sales of Assets, dated January 26, 1995, between Ken and Nancy Young and Deckers Acquisition Corporation. (Exhibit 10.36 to the Registrant's Form 10-K for the period ended December 31, 1994 and incorporated by reference herein)

                     10.24 Amendment of Loan and Guarantee Agreement and Promissory Note, dated December 31, 1994, among Holbrook Limited, Prosperous Dragon Manufacturing Company Limited, Zhongshan Prosperous Dragon Shoes Company Limited, Robin Huang and Deckers Outdoor Corporation. (Exhibit 10.38 to the Registrant's Form 10-K for the period ended December 31, 1994 and incorporated by reference herein)

                     10.25 Consent and Agreement re: Alp Sport Sandals, dated December 30, 1994, between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.39 to the Registrant's Form 10-K for the period ended December 31, 1994 and incorporated by reference herein)

                     10.26 Credit Agreement for Deckers Outdoor Corporation and First Interstate Bank, dated July 27, 1995. (Exhibit 10.41 to the Registrant's Form 10-Q for the period ended September 30, 1995 and incorporated by reference herein)

                     10.27 Promissory Note for Deckers Outdoor Corporation and First Interstate Bank, dated July 27, 1995. (Exhibit 10.42 to the Registrant's Form 10-Q for the period ended September 30, 1995 and incorporated by reference herein)

                     10.28 Pledge Agreement for Deckers Outdoor Corporation and First Interstate Bank, dated July 27, 1995. (Exhibit 10.43 to the Registrant's Form 10-Q for the period ended September 30, 1995 and incorporated by reference herein)

                     10.29 Security Agreement for Deckers Outdoor Corporation and First Interstate Bank, dated July 27, 1995. (Exhibit 10.44 to the Registrant's Form 10-Q for the period ended September 30, 1995 and incorporated by reference herein)

                     10.30 Stock Purchase Agreement, dated June 30, 1995, by and between Deckers Outdoor Corporation and the selling shareholders of Ugg Holdings, Inc. (Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on August 12, 1995 and incorporated by reference herein)

                     10.31 Deckers Outdoor Corporation 1995 Employee Stock Purchase Plan. (Exhibit 4.4 to the Registrant's Registration Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)

                     10.32 Letter agreement dated March 5, 1996 between Deckers Outdoor Corporation and First Interstate Bank. (Exhibit 10.39 to the Registrant's Form 10-K for the period ended December 31, 1995 and incorporated by reference herein)

                     10.33 Employment Agreement between Diana M. Wilson and Deckers Outdoor Corporation, dated December 12, 1995. (Exhibit 10.40 to the Registrant's Form 10-K for the period ended December 31, 1995 and incorporated by reference herein)

                     10.34 Option Purchase Agreement, dated April 4, 1996, by and between Eric Meyer, Deckers Outdoor Corporation, Simple Shoes, Inc. and Phillipsburg, Ltd. (Exhibit 10.41 to the Registrant's Form 10-Q for the period ended March 31, 1996 and incorporated by reference herein)

                     10.35 Amended Compensation Plan for Outside Members of the Board of Directors. (Exhibit 10.42 to the Registrant's Form 10-Q for the period ended September 30, 1996 and incorporated by reference herein)

                     10.36 Extension Agreement to Employment Agreement with Douglas B. Otto.

                     11.1     Statement re: Computation of Earnings per Share.

                     21.1     Subsidiaries of Registrant.

                     23.1     Independent Auditors' Consent.

                                   SIGNATURES




            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DECKERS OUTDOOR CORPORATION (Registrant)



Date:  March 31, 1997                 /s/ Douglas B. Otto
                                      ----------------------------------------
                                      Douglas B. Otto, Chief Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas B. Otto             Chairman of the Board,                         March 31, 1997
-----------------------------   President and Chief Executive Officer
Douglas B. Otto

/s/ M. Scott Ash                Chief Financial Officer                        March 31, 1997
-----------------------------   (Principal Financial and Accounting
M. Scott Ash                    Officer)


/s/ Diana M. Wilson             Director                                       March 31, 1997
-----------------------------
Diana M. Wilson

/s/ Karl F. Lopker              Director                                       March 31, 1997
-----------------------------
Karl F. Lopker

/s/ Ronald D. Page              Director                                       March 31, 1997
-----------------------------
Ronald D. Page

/s/ Gene E. Burleson            Director                                       March 31, 1997
-----------------------------
Gene E. Burleson

/s/ Rex A. Licklider            Director                                       March 31, 1997
-----------------------------
Rex A. Licklider