Form 10-Q
period 1997-03-31
DECKERS OUTDOOR CORP
filed 1997-05-15
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                          Commission File Number 022446



                           DECKERS OUTDOOR CORPORATION


             (Exact name of registrant as specified in its charter)






                Delaware                                    953015862
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or   IRS Employer Identification
              organization)


   495A S. Fairview Avenue, Goleta, California                 93117
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (zip code)


Registrant's telephone number, including area code     (805) 967-7611
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


                           Yes [X]          No [ ]

Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                                OUTSTANDING AT
                CLASS                             MAY 8, 1997
     ----------------------------              -----------------
     Common stock, $.01 par value                  8,930,531

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                                Table of Contents


                                                                                                         Page
                                                                                                         ----
Part I.  Financial Information

        Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996            1

               Condensed Consolidated Statements of Earnings for the Three-Month Period Ended
               March 31, 1997 and 1996                                                                     2

               Condensed Consolidated Statements of Cash Flows for the Three-Month
               Period Ended March 31, 1997 and 1996                                                      3-4

               Notes to Condensed Consolidated Financial Statements                                      5-6

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                              7-10

Part II.   Other Information

        Item 1.  Legal Proceedings                                                                        11

        Item 2.  Changes in Securities                                                                    11

        Item 3.  Defaults upon Senior Securities                                                          11

        Item 4.  Submission of Matters to a Vote of Security Holders                                      11

        Item 5.  Other Information                                                                        11

        Item 6.  Exhibits and Reports on Form 8-K                                                         11

     Signature                                                                                            12

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                  ASSETS                             MARCH 31,     DECEMBER 31,
                                                                        1997           1996
                                                                    ------------   ------------
Current assets:
         Cash and cash equivalents                                   $ 1,481,000      1,287,000
         Trade accounts receivable, less allowance for
               doubtful accounts of $1,491,000 and
               $1,292,000 as of March 31,
               1997 and December 31, 1996, respectively               28,975,000     17,866,000
         Inventories                                                  21,336,000     24,930,000
         Prepaid expenses and other current assets                     2,359,000      3,643,000
         Deferred tax assets                                           1,622,000      1,622,000
                                                                    ------------   ------------

                  Total current assets                                55,773,000     49,348,000

Property and equipment, at cost, net                                   2,668,000      2,794,000
Intangible assets, less applicable amortization                       20,617,000     20,805,000
Note receivable from supplier, net                                     1,863,000      1,838,000
Other assets, net                                                        250,000        112,000
                                                                    ------------   ------------
                                                                     $81,171,000     74,897,000
                                                                    ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
         Current maturities of long-term debt                        $   101,000         99,000
         Trade accounts payable                                        4,418,000      5,494,000
         Accrued expenses                                              5,276,000      3,042,000
         Income taxes payable                                          1,773,000        983,000
                                                                    ------------   ------------
                  Total current liabilities                           11,568,000      9,618,000
                                                                    ------------   ------------
Long-term debt, less current maturities                                12,789,000     10,290,000

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $.01 par value.  Authorized 5,000,000               --             --
             shares; none issued
         Common stock, $.01 par value. Authorized 20,000,000
             shares; issued 9,293,431 and outstanding 8,958,556
             at March 31, 1997; issued 9,283,556 and outstanding
             8,983,556 at December 31, 1996                               90,000         90,000
         Additional paid-in capital                                   26,625,000     26,790,000
         Retained earnings                                            30,099,000     28,109,000
                                                                    ------------   ------------
                  Total stockholders' equity                          56,814,000     54,989,000
                                                                    ------------   ------------
                                                                     $81,171,000     74,897,000
                                                                    ============   ============


See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)



                                                             THREE-MONTH PERIOD ENDED
                                                                      MARCH 31,
                                                          -------------------------------
                                                              1997                1996
                                                          ------------         ----------
Net sales                                                 $ 34,441,000         28,772,000
Cost of sales                                               19,491,000         16,182,000
                                                          ------------       ------------
                  Gross profit                              14,950,000         12,590,000

Selling, general and administrative expenses                10,770,000          9,849,000
Loss on factory closure                                        500,000               --
                                                          ------------       ------------
                  Earnings from operations                   3,680,000          2,741,000

Other expense (income):
      Interest expense                                         252,000            282,000
      Minority interest in net loss of subsidiary              (81,000)           (63,000)
      Miscellaneous expense (income)                             4,000           (148,000)
                                                          ------------       ------------
                  Earnings before income taxes               3,505,000          2,670,000


Income taxes                                                 1,515,000          1,191,000
                                                          ------------       ------------
                  Net earnings                            $  1,990,000          1,479,000
                                                          ============       ============
Net earnings per common and common equivalent shares      $       0.22               0.16
                                                          ============       ============
Weighted average common and common equivalent shares
  outstanding
                                                             9,040,000          9,304,000
                                                          ============       ============

See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                        THREE-MONTH PERIOD ENDED
                                                                                 MARCH 31,
                                                                    -------------------------------
                                                                         1997                1996
                                                                    ------------          ---------
Cash flows from operating activities:
    Net earnings                                                    $  1,990,000          1,479,000
                                                                    ------------         ----------
    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
         Depreciation and amortization                                   663,000            460,000
         Provision for doubtful accounts                                 450,000          1,235,000
         Minority interest in net loss of subsidiary                     (81,000)           (63,000)
         Loss on factory closure                                         500,000                 --
         Changes in assets and liabilities:
               Increase in trade accounts receivable                 (11,309,000)        (6,077,000)
               Decrease in inventory                                   3,594,000          1,991,000
               Decrease in prepaid expenses and other current
                 assets                                                1,284,000          1,347,000
               Decrease in refundable income taxes                          --            2,418,000
               Increase in note receivable from supplier                (275,000)          (196,000)
               Decrease (increase) in other assets                      (263,000)           357,000
               Decrease in accounts payable                           (1,076,000)           (58,000)
               Increase in accrued expenses                            2,315,000          1,480,000
               Increase in income taxes payable                          790,000                 --
                                                                    ------------         ----------
                  Total adjustments                                   (3,408,000)         2,894,000
                                                                    ------------         ----------
                  Net cash  provided by (used in) operating
                  activities                                          (1,418,000)         4,373,000
                                                                    ------------         ----------
Cash flows from investing activities:
    Purchase of property and equipment                                  (724,000)          (220,000)
                                                                    ------------         ----------
                  Net cash used in investing activities                 (724,000)          (220,000)
                                                                    ------------         ----------



                                   (Continued)

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)




                                                                    THREE-MONTH PERIOD ENDED
                                                                            MARCH 31,
                                                                   ---------------------------
                                                                      1997            1996
                                                                   ---------        ----------
Cash flows from financing activities:
         Proceeds from (repayments of) notes payable and
           long-term debt                                          2,501,000        (3,800,000)
         Repurchase of common stock                                 (165,000)               --
         Other                                                            --            21,000
                                                                 -----------        ----------
                  Net cash provided by (used in) financing
                  activities                                       2,336,000        (3,779,000)
                                                                 -----------        ----------
                  Net increase in cash and cash equivalents          194,000           374,000

Cash and cash equivalents at beginning of period                   1,287,000         3,222,000
                                                                 -----------        ----------

Cash and cash equivalents at end of period                       $ 1,481,000         3,596,000
                                                                 ===========        ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                                $   245,000           269,000
         Income taxes                                                726,000           141,000
                                                                 ===========        ==========

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

       As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.


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

(3)    Inventory

       Inventory at March 31, 1997 and December 31, 1996 is summarized as follows:

                                         MARCH 31,       DECEMBER 31,
                                           1997              1996
                                       -----------       ------------
            Raw materials              $ 2,447,000         3,239,000
            Work in process                974,000         1,197,000
            Finished goods              17,915,000        20,494,000
                                       -----------       -----------

            Total inventory            $21,336,000        24,930,000
                                       ===========       ===========

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

(5)    Legal Proceedings with Former Ugg Shareholders

         Some of the former shareholders of Ugg Holdings gave notice of a demand for arbitration regarding the periodic payments due under the acquisition agreement. These former shareholders are asserting claims that additional payments are due them. The Company does not believe these claims are meritorious. On April 23, 1997, the former shareholders filed their claims and the Company filed its counterclaims against the former shareholders. On May 7, 1997, the Company and the former shareholders had a status conference with the arbitrator. The date for arbitration is pending.

(6)    Recently Issued Pronouncements

         The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"), in February 1997. FAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current earnings per share presentation. Management believes the adoption of FAS 128 will not have a material impact on the Company's earnings per share.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Net sales increased by $5,669,000 or 19.7% between the three months ended March 31, 1997 and 1996. Sales of the Teva(R) line increased from $18,600,000 for the three months ended March 31, 1996 to $24,252,000 for the three months ended March 31, 1997, a 30.4% increase. Sales of Teva(R) products represented 64.6% and 70.4% of net sales in the three months ended March 31, 1996 and 1997, respectively. The Company experienced a continued increase in the net sales of footwear under the Simple(R) product line, which increased 15.3% from $7,983,000 to $9,206,000 between the three months ended March 31, 1996 and 1997. Overall, international sales for the Company's products increased 2.9% from $9,035,000 to $9,297,000, representing 31.4% of net sales in 1996 and 27.0% in 1997. The combination of these factors led to a net increase in the volume of footwear sold, which increased from 1,107,000 pairs during the three months ended March 31, 1996 to 1,319,000 pairs during the three months ended March 31, 1997, a 19.2% increase.

         The weighted average wholesale price per pair sold during these respective periods increased from $24.88 to $25.93 or by 4.2%. The increase in the average wholesale price primarily relates to the non-recurrence of the sale of certain Teva(R) sport sandals at discounted prices in the first quarter of 1996, which selling prices approximated the carrying value of the inventory.

         Cost of sales increased by $3,309,000 to $19,491,000 for the three months ended March 31, 1997, compared with $16,182,000 for the three months ended March 31, 1996, an increase of 20.4%. Gross profit increased by $2,360,000, or 18.7%, to $14,950,000 for the three months ended March 31, 1997 from $12,590,000 for the three months ended March 31, 1996 and decreased as a percentage of net sales to 43.4% from 43.8%. The slight decrease in gross profit margin as a percentage of net sales is primarily the result of the closure of the Company's California manufacturing facility in March 1997. The Company recorded a $500,000 charge to operations for the closure during the three month period ended March 31, 1997.

         Selling, general and administrative expenses increased by $921,000, or 9.4%, between the three months ended March 31, 1996 and March 31, 1997 and decreased as a percentage of net sales from 34.2% in 1996 to 31.3% in 1997. The $921,000 increase was the result of increased net sales. The decrease as a percentage of net sales was largely a result of the non-recurrence of certain Ugg operating expenses which occurred in the first quarter of 1996. These 1996 costs related to Ugg's Carlsbad facility, which was subsequently closed and integrated into Deckers' operations in the second quarter of 1996. In addition, the Company experienced lower bad debt expense in the first quarter of 1997 than in the first quarter of 1996. The decrease as a percentage of net sales also occurred as certain selling, general and administrative expenses include certain fixed costs and, therefore, total selling, general and administrative expenses do not fluctuate proportionately with changes in sales volume.

         Income taxes were $1,515,000 for the three months ended March 31, 1997, representing an effective income tax rate of 43.2% compared with income taxes of $1,191,000 for the three months ended March 31, 1996, representing an effective income tax rate of 44.6%. The higher effective income tax rate in 1996 compared to 1997 is due to certain non-deductible expenses and losses being a greater proportion to earnings before income taxes in 1996 than in 1997. Such non-deductible items include the amortization of goodwill and losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

         The Company had net earnings of $1,990,000 for the three months ended March 31, 1997 as compared with net earnings of $1,479,000 for the three months ended March 31, 1996, an increase of 34.6%, for the reasons discussed above.

         Outlook

         This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

         Although net sales of the Simple(R) product line for the first quarter of 1997 increased 15.3% over net sales during the first quarter of 1996, the Company anticipates that sales of the Simple(R) line will not grow at the same rate as sales grew in 1996. The Company currently expects that sales of Simple(R) shoes in 1997 will be flat or slightly higher than sales in 1996. Sales of Ugg(R) footwear are expected to be slightly lower in 1997 than sales of Ugg(R) footwear in 1996, which were approximately $14.8 million. The Company anticipates that any decrease in the rate of sales growth or decrease in sales for the Simple(R) and Ugg(R) lines will be more than offset by sales of the Teva(R) product line.

         The foregoing forward-looking statements represent the Company's current analysis of trends and information. Actual results could be affected by a variety of factors. For example, the Company's results are directly dependent on consumer preferences, which are difficult to assess and can shift rapidly. Any shift in consumer preferences away from one or more of the Company's product lines could result in lower sales as well as obsolete inventory, both of which could adversely affect the Company's results of operations, financial condition and cash flows. The Company is also dependent on its customers continuing to carry and promote its various lines. In addition, sales of each of the Company's different lines have historically been higher in different seasons, with the highest percentage of Teva(R) sales occurring in the first and second quarter of each year, the highest percentage of Simple(R) sales occurring in the third quarter and the highest percentage of Ugg(R) sales occurring in the fourth quarter. Consequently, the results for these product lines are highly dependent on results during these specified periods. The Company cautions the reader not to rely on the forward-looking statements in this section. They merely represent the Company's current assessment of trends and information and may not be indicative of actual future results. The Company disclaims any intent or obligation to update these forward-looking statements.

         Liquidity and Capital Resources

         The Company's liquidity consists of cash and cash equivalents, trade accounts receivable, inventories and a revolving credit facility. At March 31, 1997, working capital was $44,205,000 including $1,481,000 of cash and cash equivalents. Cash used in operating activities aggregated $1,418,000 for the three months ended March 31, 1997. Trade accounts receivable increased 62.2% from December 31, 1996 to March 31, 1997, largely due to increased Teva(R) sales occurring primarily in the latter part of the first quarter of 1997. Inventories decreased 14.4% during this period for the same reason.

         The Company has a revolving credit facility with a bank (the "Facility"), providing a maximum borrowing availability of $25,000,000 based on certain eligible assets, as defined. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.50% at March 31, 1997) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. As of March 31, 1997, the Company had borrowed $11,525,000 under the Facility and had approximately $9,582,000 available for borrowings.

         The agreement underlying the Facility includes certain restrictive covenants which, among other things, require the Company to maintain certain financial tests. The Company was in compliance with all requirements as of March 31, 1997.

         The Company has an agreement with a supplier to provide financing for the start-up and the expansion of the supplier's operations, of which $1,863,000 (net of related allowance) was outstanding at March 31, 1997. The note is secured by all assets of the supplier and bears interest at the prime rate (8.50% at March 31, 1997) plus 1%.

         Capital expenditures totaled $724,000 for the three months ended March 31, 1997. The Company's capital expenditures related primarily to leasehold improvements associated with the Company's move to new facilities in Goleta, California. The Company currently has no material future commitments for capital expenditures.

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

         In 1996, the Company's Board of Directors authorized the repurchase of up to 300,000 shares from time to time in open market or in privately negotiated transactions, subject to price and market conditions. During 1996, the Company repurchased 300,000 shares of the Company's outstanding common stock for cash consideration of $2,390,000. In February 1997, the Company's Board of Directors authorized the repurchase of up to an additional 300,000 shares. During the three months ended March 31, 1997, the Company repurchased 25,000 shares for cash consideration of $166,000. From April 1, 1997 through May 8, 1997, the Company repurchased 37,900 shares for cash consideration of $259,000.

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


         Recently Issued Pronouncements
         The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"), in February 1997. FAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current earnings per share presentation. Management believes the adoption of FAS 128 will not have a material impact on the Company's earnings per share.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         Some of the former shareholders of Ugg Holdings gave notice of a demand for arbitration regarding the periodic payments due under the acquisition agreement. These former shareholders are asserting claims that additional payments are due them. The Company does not believe these claims are meritorious. On April 23, 1997, the former shareholders filed their claims and the Company filed its counterclaims against the former shareholders. On May 7, 1997, the Company and the former shareholders had a status conference with the arbitrator. The date for arbitration is pending.


Item 2.  Changes in Securities.   Not applicable

Item 3.  Defaults upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable

Item 5.  Other Information.   Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

            (a)    Exhibits

                  Exhibit 10.37 Extension and Restatement of Employment Agreement between Diana M. Wilson and Deckers Outdoor Corporation, dated April 18, 1997.

                  Exhibit 10.38 Limited Recourse Secured Promissory Note between Diana M. Wilson and Deckers Outdoor Corporation, dated April 18, 1997.

                  Exhibit 10.39 Stock Pledge Agreement between Diana M. Wilson and Deckers Outdoor Corporation, dated April 18, 1997.

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


                                  Deckers Outdoor Corporation



Date:  May 14, 1997               ----------------------------------------------
                                  M. Scott Ash, Chief Financial Officer


                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)