Form 10-Q
period 1997-06-30
DECKERS OUTDOOR CORP
filed 1997-08-06
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 0-22446


                           DECKERS OUTDOOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       95-3015862
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation      IRS Employer Identification
          or   organization)


 495A South Fairview Avenue, Goleta, California                     93117
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (zip code)


Registrant's telephone number, including area code               (805) 967-7611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X                   No
                ---                      ---
Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                                Outstanding at
                CLASS                            July 31, 1997
     -----------------------------             -------------------

     Common stock, $.01 par value                  9,007,631

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                                Table of Contents

                                                                                                   Page
Part I.  Financial Information

        Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996      1

               Condensed Consolidated Statements of Earnings for the Three-Month Period Ended
               June 30, 1997 and 1996                                                               2

               Condensed Consolidated Statements of Earnings for the Six-Month Period Ended
               June 30, 1997 and 1996                                                               3

               Condensed Consolidated Statements of Cash Flows for the Six-Month
               Period Ended June 30, 1997 and 1996                                                4-5

               Notes to Condensed Consolidated Financial Statements                               6-7

        Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                             8-12

Part II  Other Information

        Item 1.  Legal Proceedings                                                                 13

        Item 2.  Changes in Securities                                                             13

        Item 3.  Defaults upon Senior Securities                                                   13

        Item 4.  Submission of Matters to a Vote of Security Holders                               13

        Item 5.  Other Information                                                                 13

          Item 6.  Exhibits and Reports on Form 8-K                                                13

     Signature                                                                                     14

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                           ASSETS                                                 JUNE 30,         DECEMBER 31,
                                                                                    1997               1996
                                                                                  ----------        ----------
Current assets:
         Cash and cash equivalents                                              $  2,277,000         1,287,000
         Trade accounts receivable, less allowance for
            doubtful accounts of $1,491,000 and
            $1,292,000 as of June 30,
            1997 and December 31, 1996, respectively                              21,862,000        17,866,000
         Inventories                                                              13,887,000        24,930,000
         Prepaid expenses and other current assets                                 2,970,000         3,643,000
         Deferred tax assets                                                       1,622,000         1,622,000
                                                                                  ----------        ----------
                  Total current assets                                            42,618,000        49,348,000

Property and equipment, at cost, net                                               2,317,000         2,794,000
Intangible assets, less applicable amortization                                   20,650,000        20,805,000
Note receivable from supplier, net                                                 1,666,000         1,838,000
Other assets, net                                                                     65,000           112,000
                                                                                  ----------        ----------
                                                                                $ 67,316,000        74,897,000
                                                                                  ==========        ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current maturities of long-term debt                                   $    103,000            99,000
         Trade accounts payable                                                    3,703,000         5,494,000
         Accrued expenses                                                          3,453,000         3,042,000
         Income taxes payable                                                        753,000           983,000
                                                                                  ----------        ----------
                  Total current liabilities                                        8,012,000         9,618,000
                                                                                  ----------        ----------
Long-term debt, less current maturities                                            1,238,000        10,290,000

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
            none issued                                                                 --                --
         Common stock, $.01 par value. Authorized 20,000,000 shares; issued
            9,393,431 and outstanding 9,013,031 at June 30, 1997; issued
            9,283,556 and outstanding 8,983,556 at December 31, 1996                  90,000            90,000
         Additional paid-in capital                                               26,912,000        26,790,000
         Retained earnings                                                        31,688,000        28,109,000
                                                                                  ----------        ----------
                                                                                  58,690,000        54,989,000
         Less:  note receivable from stockholder/officer                            (624,000)             --
                                                                                  ----------        ----------
                  Total stockholders' equity                                      58,066,000        54,989,000
                                                                                  ----------        ----------
                                                                                $ 67,316,000        74,897,000
                                                                                  ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                 THREE-MONTH PERIOD ENDED
                                                                                          JUNE 30,
                                                                               ----------------------------
                                                                                 1997                1996
                                                                               ----------        ----------
Net sales                                                                    $ 28,103,000        27,550,000
Cost of sales                                                                  15,571,000        16,455,000
                                                                               ----------        ----------
                  Gross profit                                                 12,532,000        11,095,000

Selling, general and administrative expenses                                    9,614,000         8,540,000
                                                                               ----------        ----------
                  Earnings from operations                                      2,918,000         2,555,000

Other expense (income):
      Interest expense, net                                                       129,000           226,000
      Minority interest in net loss of subsidiary                                    --             (18,000)
      Loss on disposal of property, plant and equipment                              --             349,000
      Miscellaneous expense (income)                                              (10,000)          151,000
                                                                               ----------        ----------
                  Earnings before income taxes                                  2,799,000         1,847,000

Income taxes                                                                    1,210,000           823,000
                                                                               ----------        ----------
                  Net earnings                                               $  1,589,000         1,024,000
                                                                               ==========        ==========

Net earnings per common and common equivalent shares                         $       0.18              0.11
                                                                               ==========        ==========

Weighted average common and common equivalent shares outstanding
                                                                                9,070,000         9,325,000
                                                                               ==========        ==========
  See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                         SIX-MONTH PERIOD ENDED
                                                                                 JUNE 30,
                                                                      -----------------------------
                                                                        1997               1996
                                                                      -----------        ----------
Net sales                                                            $ 62,544,000        56,322,000
Cost of sales                                                          35,062,000        32,637,000
                                                                      -----------        ----------
                  Gross profit                                         27,482,000        23,685,000

Selling, general and administrative expenses                           20,384,000        18,389,000
Loss on factory closure                                                   500,000              --
                                                                      -----------        ----------
                  Earnings from operations                              6,598,000         5,296,000

Other expense (income):
      Interest expense, net                                               381,000           508,000
      Minority interest in net loss of subsidiary                         (81,000)          (81,000)
      Loss on disposal of property, plant and equipment                      --             349,000
      Miscellaneous expense (income)                                       (6,000)            3,000
                                                                      -----------        ----------
                  Earnings before income taxes                          6,304,000         4,517,000

Income taxes                                                            2,725,000         2,014,000
                                                                      -----------        ----------

                  Net earnings                                       $  3,579,000         2,503,000
                                                                      ===========        ==========

Net earnings per common and common equivalent shares                 $       0.40              0.27
                                                                      ===========        ===========
Weighted average common and common equivalent shares outstanding
                                                                        9,057,000         9,306,000
                                                                      ===========        ==========

  See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 SIX-MONTH PERIOD ENDED
                                                                                        JUNE 30,
                                                                              ----------------------------
                                                                                1997              1996
                                                                              ----------         ---------
Cash flows from operating activities:
Net earnings                                                                 $ 3,579,000         2,503,000
                                                                              ----------         ---------

Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                             1,146,000           974,000
     Provision for doubtful accounts                                             700,000           985,000
     Minority interest in net loss of subsidiary                                 (81,000)          (81,000)
     Loss on disposal of property, plant and equipment                           626,000           349,000
     Loss on factory closure                                                     500,000
     Changes in assets and liabilities (Increase) decrease in:
           Trade accounts receivable                                          (4,196,000)       (2,279,000)
           Inventories                                                        11,043,000         3,453,000
           Prepaid expenses and other current assets                             673,000           726,000
           Note receivable from supplier                                        (328,000)          (93,000)
           Refundable income taxes                                                  --           2,756,000
           Other assets                                                          (53,000)          350,000
        Increase (decrease) in:
           Accounts payable                                                   (1,791,000)         (475,000)
           Accrued expenses                                                      492,000           630,000
           Income taxes payable                                                 (230,000)          860,000
                                                                              ----------         ---------

              Total adjustments                                                8,501,000         8,155,000
                                                                              ----------         ---------

              Net cash provided by operating activities                       12,080,000        10,658,000
                                                                              ----------         ---------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                 (1,189,000)         (595,000)
    Payment for acquisition of Ugg                                              (351,000)         (495,000)
    Cash paid to stockholder/officer for loan                                   (624,000)             ---
    Other                                                                           ---           (192,000)
                                                                              ----------         ---------
                  Net cash used in investing activities                       (2,164,000)       (1,282,000)
                                                                              ----------         ---------

                                   (Continued)

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                                 SIX-MONTH PERIOD ENDED
                                                                                        JUNE 30,
                                                                              ----------------------------
                                                                                 1997               1996
                                                                              ----------         ---------
Cash flows from financing activities:
         Repayments of notes payable and long-term debt                     $ (9,048,000)       (5,822,000)
         Proceeds from issuances of common stock                                 625,000            60,000
         Repurchase of common stock                                             (554,000)             ---
         Cash paid for repurchase of outstanding stock options in a
               subsidiary                                                           ---           (725,000)
         Cash received from exercise of stock options                             51,000              ---
         Other                                                                      ---             43,000
                                                                              ----------         ---------

                  Net cash used in financing activities                       (8,926,000)       (6,444,000)
                                                                              ----------         ---------

                  Net increase in cash and cash equivalents                      990,000         2,932,000

Cash and cash equivalents at beginning of period                               1,287,000         3,222,000
                                                                              ----------         ---------

Cash and cash equivalents at end of period                                  $  2,277,000         6,154,000
                                                                              ==========         =========

Supplemental disclosure of cash flow information:

  Cash paid during the period for:
         Interest                                                           $    435,000           524,000
         Income taxes                                                          2,230,000           183,000
                                                                              ==========         =========


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

(3)    Inventory

       Inventory at June 30, 1997 and December 31, 1996 is summarized as follows:

                                                        JUNE 30,        DECEMBER 31,
                                                          1997             1996
                                                       ----------        ----------
Raw materials                                        $    966,000         3,239,000
Work in process                                           484,000         1,197,000
Finished goods                                         12,437,000        20,494,000
                                                       ----------        ----------

Total inventory                                      $ 13,887,000        24,930,000
                                                       ==========        ==========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


(4)      Note Receivable from Stockholder/Officer

         On April 18, 1997, the Company issued one of its officers a $624,000 loan to purchase 100,000 shares of the Company's common stock at the fair market value on that date. The loan bears interest at 6.39% and is secured by the stock so acquired and by any severance pay, including any unpaid bonuses.

(5)       Income Taxes

         Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6)    Legal Proceedings with Former Ugg Shareholders

         Some of the former shareholders of Ugg Holdings gave notice of a demand for arbitration regarding the periodic payments due under the acquisition agreement. These former shareholders are asserting claims that additional payments are due them. The Company does not believe these claims are meritorious, but has incurred substantial costs to date in defending itself. These costs are expected to continue until the conclusion of the arbitration. On April 23, 1997, the former shareholders filed their claims and the Company filed its counterclaims against the former shareholders. On May 7, 1997, the Company and the former shareholders had a status conference with the arbitrator. The arbitration will occur in September 1997.

(7)    Recently Issued Pronouncements

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Net sales increased by $553,000 or 2.0% between the three months ended June 30, 1997 and 1996. Sales of the Teva(R) line increased from $17,414,000 for the three months ended June 30, 1996 to $20,752,000 for the three months ended June 30, 1997, a 19.2% increase. Sales of Teva(R) products represented 63.2% and 73.8% of net sales in the three months ended June 30, 1996 and 1997, respectively. Net sales of footwear under the Simple(R) product line decreased 34.2%, from $9,141,000 to $6,018,000 between the three months ended June 30, 1996 and 1997. This decrease was largely due to the non-recurrence of last year's demand for certain styles of Simple(R) clogs. Overall, international sales for all of the Company's products increased 1.9% from $4,851,000 to $4,943,000, representing 17.5% of net sales in 1996 and 17.6% in 1997. Because the increase in the volume of sales of Teva(R) footwear products did not offset the decrease in the volume of sales of Simple(R) footwear products, the volume of footwear sold decreased 3.2% from 1,110,000 pairs during the three months ended June 30, 1996 to 1,074,000 pairs during the three months ended June 30, 1997.

         The weighted average wholesale price per pair sold during these respective periods decreased 0.8% from $25.08 to $24.89. The decrease was primarily due to a change in the sales mix for Simple(R) products, with significantly greater sales of the relatively higher priced clogs during second quarter 1996 compared to second quarter 1997. This decrease was partially offset by the lower volume of Teva(R) close-outs in second quarter 1997 compared to second quarter 1996.

         Cost of sales decreased by $884,000, or 5.4%, to $15,571,000 for the three months ended June 30, 1997, compared with $16,455,000 for the three months ended June 30, 1996. Gross profit increased by $1,437,000, or 13.0% to $12,532,000 for the three months ended June 30, 1997 from $11,095,000 for the three months ended June 30, 1996 and increased as a percentage of net sales to 44.6% from 40.3%. The increase in gross profit margin as a percentage of net sales was primarily due to significantly reduced levels of Teva(R) close-outs, the closure of the Company's California manufacturing facility in March 1997 and decreased freight costs.

         Selling, general and administrative expenses increased by $1,074,000, or 12.6% between the three months ended June 30, 1996 and June 30, 1997, and increased as a percentage of net sales from 31.0% in 1996 to 34.2% in 1997. The increase was primarily due to legal costs related to disputes with some of the former shareholders of Ugg Holdings, additional royalties on increased Teva(R) sales and amortization of the Teva(R) license fee.

         Income taxes were $1,210,000 for the three months ended June 30, 1997, representing an effective income tax rate of 43.2% compared with income taxes of $823,000 for the three months ended June 30, 1996, representing an effective income tax rate of 44.6%. The higher effective income tax rate in 1996 compared to 1997 is due to certain non-deductible expenses and losses being a greater proportion to earnings before income taxes in 1996 than in 1997. Such non-deductible items include the amortization of goodwill and losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         The Company had net earnings of $1,589,000 for the three months ended June 30, 1997 as compared with net earnings of $1,024,000 for the three months ended June 30, 1996, an increase of 55.2% for the reasons discussed above.



         Six Months Ended June 30, 1997 Compared to Six Months Ended June 30,
         1996

         Net sales increased by $6,222,000 or 11.0% between the six months ended June 30, 1997 and 1996. Sales of the Teva(R) line increased from $36,014,000 for the six months ended June 30, 1996 to $45,005,000 for the six months ended June 30, 1997, a 25.0% increase. Sales of Teva(R) products represented 63.9% and 72.0% of net sales in the six months ended June 30, 1996 and 1997, respectively. Net sales of footwear under the Simple(R) product line decreased 11.1% from $17,124,000 to $15,224,000 between the six months ended June 30, 1996 and 1997. This decrease was largely due to the non-recurrence of last year's demand for certain styles of Simple(R) clogs. Overall, international sales for all of the Company's products increased 2.8% from $13,856,000 to $14,240,000 representing 24.6% of net sales in 1996 and 22.8% in 1997.
         Because the increase in the volume of sales of Teva(R) footwear products more than offset the decrease in the volume of sales of Simple(R) footwear products, the volume of footwear sold increased 7.9% from 2,217,000 pairs during the six months ended June 30, 1996 to 2,393,000 pairs during the six months ended June 30, 1997.

         The weighted average wholesale price per pair sold during these respective periods decreased 2.9% from $25.74 to $25.00. The decrease was primarily due to a change in the sales mix for Simple(R) products, with significantly greater sales of the relatively higher priced clogs during second quarter 1996 compared to second quarter 1997. This decrease was partially offset by the lower volume of Teva(R) close-outs in second quarter 1997 compared to second quarter 1996.

         Cost of sales increased by $2,425,000, or 7.4%, to $35,062,000 for the six months ended June 30, 1997, compared with $32,637,000 for the six months ended June 30, 1996. Gross profit increased by $3,797,000 or 16.0% to $27,482,000 for the six months ended June 30, 1997 from $23,685,000 for the six months ended June 30, 1996 and increased as a percentage of net sales to 43.9% from 42.1%. The increase in gross profit margin as a percentage of net sales was primarily due to significantly reduced levels of Teva(R) close-outs and decreased freight costs.

         Selling, general and administrative expenses increased by $1,995,000 or 10.8% between the six months ended June 30, 1996 and June 30, 1997 and was consistent as a percentage of net sales at 32.6% in 1996 and 1997. The increase of $1,995,000 was the result of increased net sales, increased royalties due to a change in the sales mix and increased legal costs related to disputes with some of the former shareholders of Ugg Holdings.

         Income taxes were $2,725,000 for the six months ended June 30, 1997, representing an effective income tax rate of 43.2% compared with income taxes of $2,014,000 for the six months ended June 30, 1996, representing an effective income tax rate of 44.6%. The higher effective income tax rate in 1996 compared to 1997 is due to certain non-deductible expenses and losses being a greater proportion to earnings before income taxes in 1996 than in 1997. Such non-deductible items include the amortization of goodwill and losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         The Company had net earnings of $3,579,000 for the six months ended June 30, 1997 as compared with net earnings of $2,503,000 for the six months ended June 30, 1996, an increase of 43.0%, for the reasons discussed above.

         Outlook

         This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

         Net sales of the Simple(R) product line for the six months ended June 30, 1997 decreased 11.1% from net sales for the six months ended June 30, 1996. The Company currently expects that net sales of Simple(R) shoes in 1997 will be flat or lower than sales in 1996. Net sales of Ugg(R) footwear are expected to be lower in 1997 than net sales of Ugg(R) footwear in 1996, which were approximately $14.8 million. The Company anticipates that any decrease in the rate of sales growth or decrease in net sales for the Simple(R) and Ugg(R) lines will be more than offset by increased net sales of the Teva(R) product line.

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

         Liquidity and Capital Resources

         The Company's liquidity consists of cash and cash equivalents, trade accounts receivable, inventories and a revolving credit facility. At June 30, 1997, working capital was $34,606,000 including $2,277,000 of cash and cash equivalents. Cash provided by operating activities aggregated $12,080,000 for the six months ended June 30, 1997. Trade accounts receivable increased 22.4% from December 31, 1996 to June 30, 1997, largely due to normal seasonality and increased Teva(R) sales as discussed above. Inventories decreased 44.3% during this period for the same reason.

         The Company has a revolving credit facility with a bank (the "Facility"), providing a maximum borrowing availability of $25,000,000 based on certain eligible assets, as defined. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.50% at June 30, 1997) plus up to 0.25%,

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. As of June 30, 1997, the Company had repaid all of its borrowings under the Facility and had approximately $14,237,000 available for borrowings.

         The agreement underlying the Facility includes certain restrictive covenants which, among other things, require the Company to maintain certain financial tests. The Company was in compliance with all requirements as of June 30, 1997.

         The Company has an agreement with a supplier to provide financing for the start-up and the expansion of the supplier's operations, of which $1,666,000 (net of related allowance) was outstanding at June 30, 1997. The note is secured by all assets of the supplier and bears interest at the prime rate (8.50% at June 30, 1997) plus 1%.

         Capital expenditures totaled $1,189,000 for the six months ended June 30, 1997. The Company's capital expenditures related primarily to leasehold improvements and equipment associated with the Company's move to new facilities in Goleta, California. The Company currently has no material future commitments for capital expenditures.

         In connection with the acquisition of Ugg Holdings, Inc. in 1995, the Company is required to make further future payments equal to 2 1/2% of net sales of Ugg Holdings for the years ending March 31, 1996 through March 31, 2000. In May 1997, the Company made a $351,000 payment to the former shareholders related to its required payments for the year ended March 31, 1997.

         In 1996, the Company's Board of Directors authorized the repurchase of up to 300,000 shares of the Company's outstanding common stock from time to time in open market or in privately negotiated transactions, subject to price and market conditions. During 1996, the Company repurchased 300,000 shares for cash consideration of $2,390,000. In February 1997, the Company's Board of Directors authorized the repurchase of up to an additional 300,000 shares. During the six months ended June 30, 1997, the Company repurchased 80,400 shares for cash consideration of $554,000. From July 1, 1997 through July 31, 1997, the Company repurchased 5,400 shares for cash consideration of $40,000.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         Some of the former shareholders of Ugg Holdings gave notice of a demand for arbitration regarding the periodic payments due under the acquisition agreement. These former shareholders are asserting claims that additional payments are due them. The Company does not believe these claims are meritorious, but has incurred substantial costs to date in defending itself. These costs are expected to continue until the conclusion of the arbitration. On April 23, 1997, the former shareholders filed their claims and the Company filed its counterclaims against the former shareholders. On May 7, 1997, the Company and the former shareholders had a status conference with the arbitrator. The arbitration will occur in September 1997.

Item 2.  Changes in Securities.   Not applicable

Item 3.  Defaults upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 30, 1997, the Company held its Annual Meeting of Stockholders. At the meeting, Ronald D. Page and Diana M. Wilson were each re-elected as Class I directors until the Annual Meeting of Stockholders to be held in 2000, until such director's successor has been duly elected and qualified or until such director has otherwise ceased to serve as a director. For Ronald D. Page, 8,519,845 votes were cast in favor and 15,905 votes were withheld. For Diana M. Wilson, 8,514,420 votes were cast in favor and 21,330 were withheld. There were no broker non-votes.

         The stockholders also ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors. 8,511,596 votes were cast in favor of the ratification; 6,030 were voted against; and 18,124 abstained. There were no broker non-votes.

Item 5.  Other Information.   Not applicable

Item 6.  Exhibits and Reports on Form 8 K.

            (a)    Exhibits

                   Exhibit 11.1 Statement of Computation of Earnings per Share.

            (b)    Reports on Form 8 K.  None

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


         Signature
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Deckers Outdoor Corporation



        Date:  August 5, 1997                      /s/  M. SCOTT ASH
                                        ----------------------------------------
                                        M. Scott Ash, Chief  Financial Officer

                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)