Form 10-Q
period 1997-09-30
DECKERS OUTDOOR CORP
filed 1997-11-13
CIK 910521

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                          FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from _____ to _____

                         Commission File Number 0-22446


                           DECKERS OUTDOOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                   95-3015862
--------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation       IRS Employer Identification
               or organization)


495A South Fairview Avenue, Goleta, California                      93117
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (zip code)


Registrant's telephone number, including area code          (805) 967-7611
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                         Yes [X]    No [ ]


Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                               Outstanding at
                     CLASS                    October 31, 1997
           ----------------------------       ----------------
           Common stock, $.01 par value           8,946,231

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                                Table of Contents


                                                                                    Page
                                                                                    ----
Part I.  Financial Information

       Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of September 30, 1997
            and December 31, 1996                                                      1

            Condensed Consolidated Statements of Earnings for the
            Three-Month Period Ended September 30, 1997 and 1996                       2

            Condensed Consolidated Statements of Earnings for the Nine-Month
            Period Ended September 30, 1997 and 1996                                   3

            Condensed Consolidated Statements of Cash Flows for the Nine-Month
            Period Ended September 30, 1997 and 1996                                 4-5

            Notes to Condensed Consolidated Financial Statements                     6-8

       Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  9-13

Part II.   Other Information

       Item 1.  Legal Proceedings                                                     14

       Item 2.  Changes in Securities                                                 14

       Item 3.  Defaults upon Senior Securities                                       14

       Item 4.  Submission of Matters to a Vote of Security Holders                   14

       Item 5.  Other Information                                                     14

       Item 6.  Exhibits and Reports on Form 8-K                                      14

    Signature                                                                         15

                                 DECKERS OUTDOOR CORPORATION
                                       AND SUBSIDIARIES
                            Condensed Consolidated Balance Sheets
                                         (Unaudited)

                           ASSETS                                 SEPTEMBER 30,     DECEMBER 31,
                                                                      1997              1996
                                                                  ------------      ------------
Current assets:
        Cash and cash equivalents                                 $  8,449,000         1,287,000
        Trade accounts receivable, less allowance for
          doubtful accounts of
          $1,091,000 and $1,292,000 as of September 30, 1997        17,568,000        17,866,000
          and December 31, 1996, respectively
        Inventories                                                 14,303,000        24,930,000
        Prepaid expenses and other current assets                    2,368,000         3,643,000
        Deferred tax assets                                          1,622,000         1,622,000
                                                                  ------------      ------------
               Total current assets                                 44,310,000        49,348,000

Property and equipment, at cost, net                                 2,303,000         2,794,000
Intangible assets, less applicable amortization                     22,529,000        20,805,000
Note receivable from supplier, net                                   1,080,000         1,838,000
Other assets                                                           414,000           112,000
                                                                  ------------      ------------
                                                                  $ 70,636,000        74,897,000
                                                                  ============      ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                                             $  2,603,000             -----
        Current maturities of long-term debt                           130,000            99,000
        Trade accounts payable                                       4,651,000         5,494,000
        Accrued expenses                                             3,099,000         3,042,000
        Income taxes payable                                         1,082,000           983,000
                                                                  ------------      ------------
               Total current liabilities                            11,565,000         9,618,000
                                                                  ------------      ------------

Long-term debt, less current maturities                                711,000        10,290,000

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value.  Authorized
          5,000,000 shares; none issued                                  -----             -----
        Common stock, $.01 par value.  Authorized 20,000,000
          shares; issued 9,393,431 and outstanding 8,989,331
          at September 30, 1997; issued 9,283,556 and
          outstanding 8,983,556 at December 31, 1996                    90,000            90,000
        Additional paid-in capital                                  26,738,000        26,790,000
        Retained earnings                                           32,156,000        28,109,000
                                                                  ------------      ------------
                                                                    58,984,000        54,989,000
        Less:  note receivable from stockholder/officer                624,000              ----
                                                                  ------------      ------------
               Total stockholders' equity                           58,360,000        54,989,000
                                                                  ------------      ------------
                                                                  $ 70,636,000        74,897,000
                                                                  ============      ============


See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)


                                                                THREE-MONTH PERIOD ENDED
                                                                     SEPTEMBER 30
                                                            -------------------------------
                                                                1997               1996
                                                            ------------       ------------

Net sales                                                   $ 20,783,000         23,485,000
Cost of sales                                                 13,453,000         14,291,000
                                                            ------------       ------------
               Gross profit                                    7,330,000          9,194,000

Selling, general and administrative expenses                   6,454,000          7,965,000
                                                            ------------       ------------
               Earnings from operations                          876,000          1,229,000

Other expense (income):
     Interest, net                                               (57,000)           215,000
     Minority interest in net income of subsidiary                98,000             23,000
     Loss on disposal of property, plant and equipment                --            140,000
     Miscellaneous expense (income)                               10,000           (173,000)
                                                            ------------       ------------
               Earnings before income taxes                      825,000          1,024,000

Income taxes                                                     357,000            457,000
                                                            ------------       ------------

               Net earnings                                 $    468,000            567,000
                                                            ============       ============

Net earnings per common and common equivalent shares        $       0.05               0.06
                                                            ============       ============

Weighted average common and common equivalent shares
  outstanding                                                  9,069,000          9,349,000
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

                                 DECKERS OUTDOOR CORPORATION
                                       AND SUBSIDIARIES
                        Condensed Consolidated Statements of Earnings
                                         (Unaudited)

                                                                   NINE-MONTH PERIOD ENDED
                                                                       SEPTEMBER 30
                                                               ------------------------------
                                                                   1997              1996
                                                               ------------      ------------

Net sales                                                      $ 83,327,000        79,807,000
Cost of sales                                                    48,515,000        46,928,000
                                                               ------------       -----------
               Gross profit                                      34,812,000        32,879,000

Selling, general and administrative expenses                     26,838,000        26,354,000
Loss on factory closure                                             500,000                --
                                                               ------------       -----------
               Earnings from operations                           7,474,000         6,525,000

Other expense (income):
     Interest expense, net                                          324,000           723,000
     Minority interest in net income (loss) of subsidiary            17,000           (58,000)
     Loss on disposal of property, plant and equipment                   --           489,000
     Miscellaneous expense (income)                                   4,000          (170,000)
                                                               ------------       -----------
               Earnings before income taxes                       7,129,000         5,541,000

Income taxes                                                      3,082,000         2,471,000
                                                               ------------       -----------
               Net earnings                                    $  4,047,000         3,070,000
                                                               ============       ===========
Net earnings per common and common equivalent shares           $       0.45              0.33
                                                               ============       ===========
Weighted average common and common equivalent shares
  outstanding                                                     9,062,000         9,317,000
                                                               ============       ===========


See accompanying notes to condensed consolidated financial statements.

                                 DECKERS OUTDOOR CORPORATION
                                       AND SUBSIDIARIES
                       Condensed Consolidated Statements of Cash Flows
                                         (Unaudited)


                                                                       NINE-MONTH PERIOD ENDED
                                                                             SEPTEMBER 30
                                                                   -------------------------------
                                                                       1997               1996
                                                                   ------------       ------------
Cash flows from operating activities:
   Net earnings                                                    $  4,047,000          3,070,000
                                                                   ------------       ------------

   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                 1,861,000          1,538,000
        Provision for doubtful accounts                                 300,000            985,000
        Minority interest in net income (loss) of                        17,000            (58,000)
        subsidiary
        Loss on factory closure                                         500,000                 --
        Loss on disposal of property, plant and equipment                    --            489,000
        Changes in assets and liabilities
            (Increase) decrease in:
            Trade accounts receivable                                   498,000            194,000
            Inventories                                              10,627,000         (1,785,000)
            Prepaid expenses and other current assets                 1,275,000            900,000
            Note receivable from supplier                               258,000            299,000
            Refundable income taxes                                          --          2,969,000
            Other assets                                               (302,000)          (879,000)
          Increase (decrease) in:
            Accounts payable                                           (843,000)         1,062,000
            Accrued expenses                                            305,000          1,265,000
            Income taxes payable                                         99,000          1,062,000
                                                                   ------------       ------------

               Total adjustments                                     14,595,000          8,041,000
                                                                   ------------       ------------

               Net cash provided by operating activities             18,642,000         11,111,000
                                                                   ------------       ------------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                          13,000              5,000
   Purchase of property, plant and equipment                         (1,218,000)        (1,106,000)
   Purchase of intangible assets                                       (200,000)                --
   Payment for acquisition of Ugg                                      (351,000)          (495,000)
   Cash paid to stockholder/officer for loan                           (624,000)                --
                                                                   ------------       ------------

               Net cash used in investing activities                 (2,380,000)        (1,596,000)
                                                                   ------------       ------------

                                   (Continued)

                                 DECKERS OUTDOOR CORPORATION
                                       AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows, Continued
                                         (Unaudited)


                                                                  NINE-MONTH PERIOD ENDED
                                                                      SEPTEMBER 30
                                                             -------------------------------
                                                                 1997               1996
                                                             ------------       ------------
Cash flows from financing activities:
        Cash received from borrowings under credit           $         --          5,050,000
            facility
        Repayments of notes payable and long-term debt         (9,048,000)       (14,918,000)
        Proceeds from issuances of common stock                   625,000                 --
        Repurchase of common stock                               (728,000)                --
        Cash paid for repurchase of outstanding stock
            options in a subsidiary                                    --           (725,000)
        Cash received from exercise of stock options               51,000            125,000
                                                             ------------       ------------

               Net cash used in financing activities           (9,100,000)       (10,468,000)
                                                             ------------       ------------

               Net increase (decrease) in cash and cash
                  equivalents                                   7,162,000           (953,000)

Cash and cash equivalents at beginning of period                1,287,000          3,222,000
                                                             ------------       ------------

Cash and cash equivalents at end of period                   $  8,449,000          2,269,000
                                                             ============       ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                             $    449,000            736,000
        Income taxes                                            2,263,000            249,000
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

In connection with its settlement with the former Ugg shareholders in September
        1997, the Company recorded current notes payable of $2,603,000 and a corresponding increase to goodwill.


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

(3)   Inventories

      Inventories at September 30, 1997 and December 31, 1996 are summarized as follows:

                         SEPTEMBER 30,         DECEMBER 31,
                             1997                  1996
                         ------------          ------------
Raw materials            $  1,236,000          $  3,239,000
Work in process               527,000             1,197,000
Finished goods             12,540,000            20,494,000
                         ------------          ------------

Total inventory          $ 14,303,000            24,930,000
                         ============          ============

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

(6)   Settlement with Former Ugg Shareholders

      In September 1997, the Company settled its on-going arbitration with a group of former shareholders of Ugg Holdings, Inc., a corporation purchased by the Company in August 1995. In addition, the remaining former Ugg shareholders who were not a party to the arbitration agreed to accept the same economic terms as those involved in the arbitration. Under the terms of the settlement, the Company will make a final payment to all former Ugg shareholders in the amount of $2.6 million on January 2, 1998. This payment replaces all future earn-out payments that were to be paid through the year 2000 in accordance with the original acquisition agreement. The liability and corresponding increase to goodwill have been reflected in the September 30, 1997 condensed consolidated financial statements.

(7)   Recently Issued Pronouncements

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), in February 1997. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997. SFAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current earnings per share presentation. Management believes the adoption of SFAS 128 will not have a material impact on the Company's earnings per share.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


      other comprehensive income by their nature in a financial statement and
      (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not determined whether the adoption of SFAS 130 will have a material impact on the Company's financial position or results of operations.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, information about the revenues derived from the enterprise's products or services, and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's segment reporting.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

      Net sales decreased by $2,702,000, or 11.5% between the three months ended September 30, 1997 and 1996. Sales of the Teva(R) line increased from $3,573,000 for the three months ended September 30, 1996 to $4,365,000 for the three months ended September 30, 1997, a 22.2% increase. Sales of Teva(R) products represented 15.2% and 21.0% of net sales in the three months ended September 30, 1996 and 1997, respectively. Net sales of footwear under the Simple(R) product line decreased 26.2%, from $14,279,000 to $10,542,000, between the three months ended September 30, 1996 and 1997. This decrease was due to the continued repositioning of the Simple(R) brand and its distribution, the non-recurrence of last year's demand for certain styles of Simple(R) clogs, sluggish demand for the sneaker line and late deliveries of some key styles. Net sales of footwear under the Ugg(R) product line decreased 11.3%, from $3,827,000 to $3,396,000, between the three months ended September 30, 1996 and 1997. Overall, international sales for all of the Company's products decreased 17.9% from $6,459,000 to $5,301,000, representing 27.5% of net sales in
      1996 and 25.5% in 1997. Because the increase in the volume of sales of Teva(R) footwear products did not offset the decrease in the volume of sales of Simple(R) and Ugg(R) footwear products, the volume of footwear sold decreased 10.2% from 776,000 pairs during the three months ended September 30, 1996 to 697,000 pairs during the three months ended September 30, 1997.

      The weighted average wholesale price per pair sold during these respective periods decreased 5.9% from $28.94 to $27.23. The decrease was primarily due to an increase in the number of pairs of Simple(R) footwear sold at discounted prices during the three months ended September 30, 1997.

      Cost of sales decreased by $838,000, or 5.9%, to $13,453,000 for the three months ended September 30, 1997, compared with $14,291,000 for the three months ended September 30, 1996. Gross profit decreased by $1,864,000, or 20.3% to $7,330,000 for the three months ended September 30, 1997 from $9,194,000 for the three months ended September 30, 1996 and decreased as a percentage of net sales to 35.3% from 39.1%. The decrease in gross profit margin as a percentage of net sales was primarily due to the increase in the number of pairs of Simple(R) footwear sold at discounted prices during the three months ended September 30, 1997.

      Selling, general and administrative expenses decreased by $1,511,000, or 19.0% between the three months ended September 30, 1996 and September 30, 1997, and decreased as a percentage of net sales from 33.9% in 1996 to 31.1% in 1997. The decrease was primarily due to decreases in management bonuses, bad debt expense, warehouse costs and sales samples expenses. The decrease as a percentage of net sales also occurred as certain selling, general and administrative expenses include certain fixed costs and, therefore, total selling, general and administrative expenses do not fluctuate proportionately with changes in sales volume.

      Net interest income was $57,000 for the three months ended September 30, 1997 compared with net interest expense of $215,000 for the three months ended September 30, 1996, primarily due to the repayment of the Company's borrowings under its credit facility in 1997. Miscellaneous

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


      expense was $10,000 for the three months ended September 30, 1997 compared with miscellaneous income of $173,000 for the three months ended September 30, 1996, primarily due to insurance proceeds related to an insured loss in the third quarter of 1996.

      Income taxes were $357,000 for the three months ended September 30, 1997, representing an effective income tax rate of 43.3% compared with income taxes of $457,000 for the three months ended September 30, 1996, representing an effective income tax rate of 44.6%. The higher effective income tax rate in 1996 compared to 1997 is due to certain non-deductible expenses and losses being a greater proportion to earnings before income taxes in 1996 than in 1997. Such non-deductible items include the amortization of goodwill and losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

      The Company had net earnings of $468,000 for the three months ended September 30, 1997 as compared with net earnings of $567,000 for the three months ended September 30, 1996, a decrease of 17.5%, for the reasons discussed above.


      Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

      Net sales increased by $3,520,000 or 4.4% between the nine months ended September 30, 1997 and 1996. Sales of the Teva(R) line increased from $39,587,000 for the nine months ended September 30, 1996 to $49,370,000 for the nine months ended September 30, 1997, a 24.7% increase. Sales of Teva(R) products represented 49.6% and 59.3% of net sales in the nine months ended September 30, 1996 and 1997, respectively. Net sales of footwear under the Simple(R) product line decreased 18.0% from $31,403,000 to $25,766,000 between the nine months ended September 30, 1996 and 1997. This decrease was due to the continued repositioning of the Simple(R) brand and its distribution, the non-recurrence of last year's demand for certain styles of Simple(R) clogs, sluggish demand for the sneaker line and late deliveries of some key styles. Net sales of footwear under the Ugg(R) product line decreased 26.2%, from $4,158,000 to $3,069,000, between the nine months ended September 30, 1996 and 1997. Overall, international sales for all of the Company's products decreased 3.8% from $20,315,000 to $19,541,000 representing 25.5% of net sales in 1996 and
      23.5% in 1997. Because the increase in the volume of sales of Teva(R) footwear products more than offset the decrease in the volume of sales of Simple(R) and Ugg(R) footwear products, the volume of footwear sold increased 3.2% from 2,993,000 pairs during the nine months ended September 30, 1996 to 3,090,000 pairs during the nine months ended September 30, 1997.

      The weighted average wholesale price per pair sold during these respective periods decreased 4.0% from $26.57 to $25.50. The decrease was primarily due to a change in the sales mix for Simple(R) products, with significantly greater sales of the relatively higher priced clogs and fewer close-outs during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1997. This decrease was partially offset by the lower volume of Teva(R) close-outs during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

      Cost of sales increased by $1,587,000, or 3.4%, to $48,515,000 for the nine months ended September 30, 1997, compared with $46,928,000 for the nine months ended September 30, 1996.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


      Gross profit increased by $1,933,000, or 5.9% to $34,812,000 for the nine months ended September 30, 1997 from $32,879,000 for the nine months ended September 30, 1996 and increased as a percentage of net sales to 41.8% from 41.2%. The increase in gross profit margin as a percentage of net sales was primarily due to significantly reduced levels of Teva(R) close-outs and decreased freight costs during the nine months ended September 30, 1997. This increase was partially offset by higher levels of Simple(R) close-outs during this period.

      Selling, general and administrative expenses increased by $484,000, or 1.8% between the nine months ended September 30, 1996 and September 30, 1997 and decreased as a percentage of net sales from 33.0% in 1996 to 32.2% in 1997. The increase of $484,000 was the result of increased royalties due to a change in the sales mix and increased legal costs related to disputes with some of the former shareholders of Ugg Holdings, Inc. This increase was partially offset by a decrease in bad debt expense between the nine months ended September 30, 1996 and September 30, 1997. The decrease as a percentage of net sales occurred as certain selling, general and administrative expenses include certain fixed costs and, therefore, total selling, general and administrative expenses do not fluctuate proportionately with changes in sales volume.

      Net interest expense was $324,000 for the nine months ended September 30, 1997 compared with net interest expense of $723,000 for the nine months ended September 30, 1996, primarily due to the repayment of the Company's borrowings under its credit facility in 1997. Miscellaneous expense was $4,000 for the nine months ended September 30, 1997 compared with miscellaneous income of $170,000 for the nine months ended September 30, 1996, primarily due to insurance proceeds related to an insured loss in the third quarter of 1996.

      Income taxes were $3,082,000 for the nine months ended September 30, 1997, representing an effective income tax rate of 43.2% compared with income taxes of $2,471,000 for the nine months ended September 30, 1996, representing an effective income tax rate of 44.6%. The higher effective income tax rate in 1996 compared to 1997 is due to certain non-deductible expenses and losses being a greater proportion to earnings before income taxes in 1996 than in 1997. Such non-deductible items include the amortization of goodwill and losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

      The Company had net earnings of $4,047,000 for the nine months ended September 30, 1997 as compared with net earnings of $3,070,000 for the nine months ended September 30, 1996, an increase of 31.8%, for the reasons discussed above.

      Outlook

      This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

      Net sales of the Simple(R) product line for the nine months ended September 30, 1997 decreased 18.0% from net sales for the nine months ended September 30, 1996. The Company currently expects that net sales of Simple(R) shoes in 1997 will be lower than sales in 1996. Net sales of the Ugg(R) product line for the nine months ended September 30, 1997 decreased 26.2% from net sales for the nine months ended September 30, 1996. Net sales of Ugg(R) footwear are expected to be lower in 1997 than net sales of Ugg(R) footwear in 1996, which were approximately $14.8

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


      million. The Company anticipates that any decrease in the net sales for the Simple(R) and Ugg(R) lines will be mitigated by increased net sales of the Teva(R) product line.

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

      Liquidity and Capital Resources

      The Company's liquidity consists of cash and cash equivalents, trade accounts receivable, inventories and a revolving credit facility. At September 30, 1997, working capital was $32,745,000 including $8,449,000 of cash and cash equivalents. Cash provided by operating activities aggregated $18,642,000 for the nine months ended September 30, 1997. Trade accounts receivable decreased 1.7% from December 31, 1996 to September 30, 1997, largely due to the decline in sales in the third quarter of 1997 versus the fourth quarter of 1996. Inventories decreased 42.6% during this period due to normal seasonality and management's ongoing efforts to reduce inventory levels.

      The Company has a revolving credit facility with a bank (the "Facility"), providing a maximum borrowing availability of $25,000,000 based on certain eligible assets, as defined. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.50% at September 30, 1997) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. As of September 30, 1997, the Company had repaid all of its borrowings under the Facility and had approximately $10,186,000 available for borrowings.

      The agreement underlying the Facility includes certain restrictive covenants which, among other things, require the Company to maintain certain financial tests. The Company was in compliance with all requirements as of September 30, 1997.

      The Company has an agreement with a supplier to provide financing for the start-up and the expansion of the supplier's operations, of which $1,080,000 (net of related allowance) was

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


      outstanding at September 30, 1997. The note is secured by all assets of the supplier and bears interest at the prime rate (8.50% at September 30, 1997) plus 1%.

      Capital expenditures totaled $1,218,000 for the nine months ended September 30, 1997. The Company's capital expenditures related primarily to leasehold improvements and equipment associated with the Company's move to new facilities in Goleta, California. The Company currently has no material future commitments for capital expenditures.

      In connection with the acquisition of Ugg Holdings, Inc. in 1995, the Company was required to make further future payments equal to 2 1/2% of net sales of Ugg Holdings, Inc. for the years ending March 31, 1996 through March 31, 2000. In May 1997, the Company made a $351,000 payment to the former shareholders related to its required payments for the year ended March 31, 1997. In September 1997, the Company entered into agreements with the former shareholders whereby the Company will make a final payment to them of $2.6 million on January 2, 1998. This payment replaces all future earn-out payments that were to be paid through the year 2000 in accordance with the original acquisition agreement. The liability and corresponding increase to goodwill have been reflected in the September 30, 1997 condensed consolidated financial statements.

      In 1996, the Company's Board of Directors authorized the repurchase of up to 300,000 shares of the Company's outstanding common stock from time to time in open market or in privately negotiated transactions, subject to price and market conditions. During 1996, the Company repurchased 300,000 shares for cash consideration of $2,390,000. In February 1997, the Company's Board of Directors authorized the repurchase of up to an additional 300,000 shares. During the nine months ended September 30, 1997, the Company repurchased 104,100 shares for cash consideration of $728,000. From October 1, 1997 through October 31, 1997, the Company repurchased 43,100 shares for cash consideration of $371,000.

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

      Recently Issued Pronouncements
      For recently issued pronouncements, see Note 7 to the Condensed Consolidated Financial Statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES



PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

        In September 1997, the Company settled its on-going arbitration with a group of former shareholders of Ugg Holdings, Inc. In addition, the remaining former Ugg shareholders who were not a party to the arbitration agreed to accept the same economic terms as those involved in the arbitration. Under the terms of the settlement, the Company will make a final payment to all former Ugg shareholders in the amount of $2.6 million on January 2, 1998. This payment replaces all future earn-out payments that were to be paid through the year 2000 in accordance with the original acquisition agreement.

Item 2. Changes in Securities.   Not applicable

Item 3. Defaults upon Senior Securities.   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.   Not applicable

Item 5. Other Information.   Not applicable

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               Exhibit 11.1  Statement of Computation of Earnings per Share.

        (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K:

        (1) Form 8-K filed on October 1, 1997 (Item 5 - reporting the settlement reached in arbitration involving a group of former shareholders of Ugg Holdings, including the related press release dated September 22, 1997).

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Deckers Outdoor Corporation



Date:  November 12, 1997        /s/ M. Scott Ash
                                ----------------
                                M. Scott Ash, Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                and Accounting Officer)