Form 10-K
period 1997-12-31
DECKERS OUTDOOR CORP
filed 1998-03-31
CIK 910521

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
                         ------------------------------
(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM
--------------- TO
---------------.

                          COMMISSION FILE NO. 0-22446

                          DECKERS OUTDOOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                      95-3015862
         (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
      495-A SOUTH FAIRVIEW AVENUE, GOLETA,                             93117
                  CALIFORNIA                                         (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (805) 967-7611

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                          Name of each exchange on which
                          None                                       registered
                                                                        None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value
                                (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.            [ ]

     Aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant on February 28, 1998 based on the closing price of the Common Stock on the NASDAQ National Market System on such date was $35,647,164.

     The number of shares of the registrant's Common Stock outstanding at February 28, 1998 was 8,796,729.

     Portions of registrant's definitive proxy statement relating to registrant's 1998 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of registrant's fiscal year ended December 31, 1997, are incorporated by reference in Part III of this Form 10-K.

================================================================================

                          DECKERS OUTDOOR CORPORATION

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                      INDEX TO ANNUAL REPORT ON FORM 10-K

      CAPTION                                                                      PAGE
      -------                                                                      ----

PART I

  Item 1.           Business....................................................      1
  Item 2.           Properties..................................................     17
  Item 3.           Legal Proceedings...........................................     17
  Item 4.           Submission of Matters to a Vote of Security Holders.........     17

PART II

  Item 5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................     18
  Item 6.           Selected Financial Data.....................................     18
  Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................     19
  Item 7A.          Quantitative and Disclosures about Market Risk..............     24
  Item 8.           Financial Statements and Supplementary Data.................     24
  Item 9.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................     25

PART III

  Item 10.          Directors and Executive Officers of the Registrant..........     44
  Item 11.          Executive Compensation......................................     44
  Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management..................................................     44
  Item 13.          Certain Relationships and Related Transactions..............     44

PART IV

  Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.........................................................     44

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company designs, produces and markets innovative, function-oriented footwear and apparel that have been developed for high-performance outdoor, sports and other lifestyle related activities, as well as for casual use. Currently, the Company offers four primary product lines under the following recognized brand names: Teva(R) - high-performance sports sandals with a unique, patented strapping system, as well as casual footwear for everyday use and a newly introduced line of casual apparel; Simple(R) - innovative shoes that combine the comfort elements of athletic footwear with casual styling; Ugg(R) - authentic sheepskin boots and other footwear; and Picante(R) - casual, hand-woven apparel for men and women. All of the Company's footwear and apparel possess the common features of high quality with a primary focus on functionality and comfort. In 1997, the Company sold approximately 3,865,000 pairs of footwear. Revenues from sales of Teva(R) products have been $55,925,000, $43,898,000 and $61,863,000 during 1995, 1996 and 1997, representing 54.7%, 43.1% and 58.0% of net sales, respectively. Through continued expansion and development, the Company hopes to further increase its brand awareness and appeal to a wide variety of consumers. Deckers Outdoor Corporation (" the Company") was incorporated in 1993 in the state of Delaware and is the successor to a company incorporated in California in 1973.

MARKET OVERVIEW

     The casual, outdoor and athletic footwear market is comprised of footwear worn for casual everyday use and for outdoor and athletic activities such as hiking, boating, basketball, tennis, fitness and jogging. The market for such footwear has grown significantly during the last decade, and even more recently there appears to be a shift from traditional athletic footwear toward more casual and outdoor footwear. This shift has occurred as consumers have accepted the more understated look in contrast to the traditional athletic shoes that had gained popularity in previous years. The Company believes that the principal reasons for the growth in sales of such footwear have been the growing acceptance of casual wear including the increasing casualization of the workplace, increasingly active consumer lifestyles, as well as the aging demographics and the related growing emphasis on comfort.

     A recent development in the overall footwear market has been the significant growth of the outdoor segment as well as the growing emphasis on comfort. Outdoor footwear includes shoes, boots and sandals for outdoor recreational activities such as hiking, river rafting, camping and casual wear. Companies engaged in the outdoor footwear market include Nike, Adidas, Timberland, Merrell, Wolverine and Hi-Tec U.S.A. The Company believes that the growth in outdoor footwear is driven by several factors including a general shift in consumer preferences and lifestyles to include more outdoor, sports and recreational activities such as hiking and camping. As consumers engage in outdoor activities, they typically desire footwear specifically designed for these purposes, yet demand the same level of quality and high-performance that they have come to expect from traditional athletic footwear. In addition, with the aging demographics, more consumers are turning to an emphasis on casual and comfortable footwear and apparel. The Company believes that its products have benefited from this growing trend and that its footwear addresses consumers' demands for highly functional footwear that is durable as well as comfortable and fashionable.

     The casual, outdoor and athletic footwear markets are generally characterized by a high level of recognition of brand names, logos and trademarks. Unique and identifying features create brand awareness among consumers and allow a favorable reputation to be transferred to new products. The manufacture of casual, outdoor and athletic footwear is typically conducted overseas through either company-owned facilities or a wide variety of independent manufacturers. Casual and athletic footwear is distributed through athletic footwear stores, department stores and specialty retailers. Outdoor footwear is generally distributed through these channels as well but is to a large extent distributed through outdoor specialty retailers. Retailers may purchase footwear on a "futures" basis (orders placed in advance of a season) or an "at once" basis (orders placed and filled immediately). Futures orders allow a company to more accurately predict its manufacturing and sourcing needs. Retailers are generally encouraged to purchase goods on a futures basis by receiving discounts or special payment terms not otherwise available.

RISK FACTORS

     While management of the Company is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its outlook. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by such statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

TEVA(R) LICENSE AGREEMENTS

     The Company manufactures and sells its Teva(R) sport sandals and clothing line pursuant to two exclusive licensing agreements with Mark Thatcher, the inventor of the Teva(R) sport sandal and owner of the Teva(R) patents and trademark. One license agreement applies to the United States, Canada and the Caribbean, and the other covers certain countries in Europe and Asia. The current term of each such licensing agreement continues through August 2001. Mr. Thatcher may terminate the licensing agreement if specific minimum annual sales targets (such levels that are substantially below the Company's sales during the past several years) are not met, if the Company breaches its obligations under the agreements or upon the occurrence of certain other circumstances. Sales of Teva(R) sports sandals accounted for approximately 54.7%, 43.1% and 58.0% of the Company's net sales for fiscal years 1995, 1996 and 1997, respectively. The termination of the licenses would have a material adverse effect on the Company's results of operations. The Company is endeavoring to secure an extension of the Teva(R) License Agreements, but there are no assurances that such extensions can be secured.

BRAND STRENGTH; CHANGES IN FASHION TRENDS

     The Company's success is largely dependent on the continued strength of the Teva(R), Simple(R) and Ugg(R) brands (collectively, "Deckers Brands") and on its ability to anticipate the rapidly changing fashion tastes of its customers and to provide merchandise that appeals to their preferences in a timely manner. There can be no assurance that consumers will continue to prefer the Deckers Brands or that the Company will respond in a timely manner to changes in consumer preferences or that the Company will successfully introduce new models and styles of footwear and apparel. Achieving market acceptance for new products may also require substantial marketing and product development efforts and the expenditure of significant funds to create consumer demand. Decisions with respect to product designs often need to be made many months in advance of the time when consumer acceptance can be determined. As a result, the Company's failure to anticipate, identify or react appropriately to changes in styles and features could lead to, among other things, excess inventories and higher markdowns and lower gross margins due to the necessity of providing discounts to retailers. Conversely, failure by the Company to anticipate consumer demand could result in inventory shortages, which can adversely affect the timing of shipments to customers, negatively impacting retailer and distributor relationships and diminishing brand loyalty. The failure to introduce new products that gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations, and could adversely affect the image of the Deckers Brands.

     In response to consumer demand, the Company also uses certain specialized fabrics and materials in its footwear and apparel. The failure of footwear or apparel using such fabrics and materials to perform to customer satisfaction could result in a higher rate of customer returns and could adversely affect the image of the Deckers Brands, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is a new entrant in the apparel business. The apparel industry is highly competitive and fragmented, and many of the Company's competitors have significantly greater financial resources than the Company and spend substantially more on product advertising than the Company. Additionally, the apparel industry is particularly dependent on changes in fashion, which will require the Company to devote substantial resources to respond to changes in consumer preferences in a timely manner.

ECONOMIC CYCLICALITY AND FOOTWEAR RETAILING

     The footwear industry historically has been subject to cyclical variation, with purchases of footwear tending to decline during recessionary periods. This cyclicality could adversely affect the Company's business. In addition, various retailers, including some of the Company's customers, have experienced financial difficulties during the past several years, thereby increasing the risk that such retailers may not pay for the Company's products in a timely manner. No assurance can be given that the Company's bad debt expense will not increase relative to net sales in the future. Any significant increase in the Company's bad debt expense relative to net sales would adversely impact the Company's net income and cash flow, and could affect the Company's ability to pay its obligations as they become due.

DEPENDENCE ON FOREIGN MANUFACTURERS

     Virtually all of the Deckers footwear products are manufactured by third party suppliers in the Far East, Mexico and Costa Rica. There can be no assurance that the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to meet production and delivery deadlines or increases in manufacturing costs. In addition, if the Company's relationship with any of its manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and there can be no assurance that the Company would be able to obtain alternative manufacturing sources on terms satisfactory to it. Should a change in its suppliers become necessary, the Company would likely experience increased costs, as well as substantial disruption and a resulting loss of sales.

     Foreign manufacturing is subject to a number of risks, including work stoppage, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers (including quotas) and restrictions on the transfer of funds, environmental regulation and other changes in governmental policies. There can be no assurance that such factors will not materially adversely affect the Company's business, financial conditions and result of operations.

     All Deckers Brands manufactured overseas and imported into the United States and other countries are subject to duties collected by the Customs Service in the applicable country. Customs information submitted by the Company is subject to review by the Customs Service. The Company is unable to predict whether additional Customs duties, quotas or restrictions may be imposed on the importation of its products in the future. The enactment of any such duties, quotas or restrictions could result in increases in the cost of such products generally and might adversely affect the sales or profitability of the Company.

     The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that two of the most popular Teva styles, the Valkyrie and the Storm, are covered by this anti-dumping duty legislation. The Company does not believe that these styles are covered by the legislation and is working with Customs to resolve the situation. In the event that Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties for 1997. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company could have to cease shipping such styles from China into Europe in the future or could have to begin to source these styles from countries not covered by the legislation.

INTERNATIONAL BUSINESS OPERATIONS; RISKS OF FOREIGN CURRENCY FLUCTUATIONS

     The Company may experience certain risks of doing business directly in foreign countries including, but not limited to, managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs. Additionally, these entities may, from time to time, collect payments in the customers' local currencies and purchase raw materials or product in currencies other than U.S. dollars. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates.

COMPETITION AND INFRINGING PRODUCTS

     The outdoor and footwear industries are both highly competitive, and the recent growth in the markets for sports sandals and casual footwear has encouraged the entry of many new competitors as well as increased competition from established companies. Many of the Company's competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness in the footwear market, than the Company. In addition, the general availability of offshore manufacturing capacity allows rapid expansion by competitors and new market entrants. The Company believes that it has been able to compete successfully because of the brand recognition, quality and selective distribution of its products. From time to time, the Company also discovers products in the marketplace that infringe upon patent and trademark rights held by or licensed to the Company. Under the Company's licensing arrangements with the licensor of the Teva(R) products, Mark Thatcher, Mr. Thatcher initially may bring proceedings to halt infringement of the Teva(R) patents and trademark. If Mr. Thatcher elects not to bring such proceedings within one year after discovery, the Company may initiate such proceedings. To date, Mr. Thatcher has vigorously pursued infringements following discovery. To the extent permitted in its agreement with Mr. Thatcher, the Company will vigorously pursue infringements in the event Mr. Thatcher elects not to do so. However, if Mr. Thatcher or the Company is unsuccessful in challenging a third party's products on the basis of patent and trademark infringement, continued sales of such products by that or any other third party could adversely impact the Company's business, financial condition and results of operations. See "Business -- Competition" and "Business -- Legal Proceedings."

DEPENDENCE ON KEY PERSONNEL

     The Company's continued success will depend upon its ability to retain Douglas B. Otto, its President and Chief Executive Officer, and Diana M. Wilson, its Chief Operating Officer, and a core group of key executive officers and employees. Mr. Otto and Ms. Wilson have executed employment agreements with the Company through 2001 and 1999, respectively. Mr. Otto's agreement prohibits him from competing with the Company for one year following termination. However, none of the other executive officers is subject to employment agreements or agreements that restrict his or her ability to compete with the Company following termination of employment. The Company believes that its future success will depend in large part on its ability to attract and retain highly-skilled personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have an adverse impact on the Company's business.

INVENTORY RISK

     The footwear industry has relatively long lead times for design and production of product and, thus, the Company must often commit to production tooling and to production in advance of orders. If the Company fails to accurately forecast consumer demand or if there are changes in consumer preference or market demand after the Company has made such production commitments, the Company may encounter difficulty in filling customer orders or in liquidating excess inventory, which may have an adverse effect on the Company's sales, margins and brand image.

INTELLECTUAL PROPERTY

     The Company believes that its trademarks, technologies and designs are of great value. From time to time, the Company has been, and may in the future be, the subject of litigation challenging its ownership of certain intellectual property. Loss of the Teva(R), Simple(R) or Ugg(R) trademark rights could have a serious impact on the Company's business. Because of the importance of such intellectual property rights, the Company's business is subject to the risk of counterfeiting, parallel trade or intellectual property infringement. The Company is, however, vigilant in protecting its intellectual property rights.

ECONOMIC FACTORS

     The Company's business is subject to economic conditions in the Company's major markets, including, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on the Company's business.

TAX RATE CHANGES

     If the Company were to encounter significant tax rate changes in the major markets in which its operates, it could have an adverse effect on its business.

SUBSTANTIAL OWNERSHIP OF THE COMPANY

     At December 31, 1997, Douglas B. Otto and all executive officers of the Company, as a group, owned approximately 45.8% and 49.8% respectively of the outstanding shares of the Company's Common Stock. Due to such ownership position, Mr. Otto, whether acting alone or together with one or more of the other executive officers of the Company, may be able to control the affairs and policies of the Company and may be able to elect a sufficient number of directors to control the Company's Board of Directors and to approve or disapprove any matter submitted to a vote of the stockholders. The ownership positions of Mr. Otto and of the executive officers of the Company, as a group, together with the anti-takeover effects of certain provisions in the Delaware General Corporation Law (the "DGCL") and in the Company's Certificate of Incorporation and Bylaws, may have the effect of delaying, deferring or preventing a change in control of the Company. Such factors could have a negative effect on the market price of the Company's Common Stock.

WEATHER CONDITIONS

     Sales of the Company's products, particularly those under the Teva(R) and Ugg(R) lines, are very sensitive to weather conditions. In recent months, large segments of the United States, particularly on the East and West coasts, have experienced severe weather conditions due to the "El Nino" weather phenomenon. The effects of such weather conditions cannot be determined by the Company.

BUSINESS STRATEGY

     Management's business strategy is to offer diverse lines of footwear and apparel that emphasize functionality, quality, comfort and technical performance tailored to a variety of activities and demographic groups. Specifically, the Company's business strategy emphasizes the following elements:

     Acquire or Develop New Brands. The Company intends to continue to focus on identifying and building brands for growth. The Company has been successful in taking the concepts of entrepreneurs for innovative, fashionable footwear targeted at niche markets and building the products into viable brands. The Company intends to continue to identify concepts for potential future niche products which have the potential of developing into successful brands or product lines.

     Introduce New Products under Existing Brands. The Company intends to leverage consumer recognition of its existing brands by developing and introducing additional innovative footwear products that satisfy the Company's standards of practicality, comfort and quality. The Company believes the introduction of additional products, such as the variety of new models in its Teva(R), Simple(R) and Ugg(R) lines which are offered in the Company's 1998 product offerings, have broadened the Company's customer base, further diversified the Company's product lines, and helped reduce the effects of seasonality on the Company's sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality." Relying on the public awareness and demand for the Teva(R) name, the Company has expanded this brand into the casual footwear market, with increased offerings of leather and other casual footwear in recent years. In 1997, the Company further leveraged the Teva(R) brand, introducing a line of casual apparel under the Teva(R) brand name. The Simple(R) brand has been expanded to include a variety of sneakers, clogs, sandals and other casual footwear and accessories. In 1998, the Company expects that its Ugg(R) product line will offer new innovations in outsoles, as well as a new Town Collection which is aimed at reaching a more diverse customer base. During the past several years, the Company has expanded into the women's and children's markets, by offering additional styles specifically designed for these demographic groups.

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

     Pursue Additional Market Opportunities. Management intends to continue to explore new markets for its existing line of products. The Company continues to pursue expansion in the international markets. For the years ended December 31, 1995, 1996 and 1997 international net sales totaled $16,608,000, $24,061,000 and
$26,704,000, representing 16.2%, 23.6% and 25.0% of net sales, respectively. Management believes that significant opportunities exist to market its products abroad, especially in Europe, and intends to selectively expand its distribution worldwide. To bolster these efforts, in 1997 the Company opened a European office, managed by the Company's senior sales executive, to service the international markets and formed Deckers Japan, a subsidiary to concentrate on the Japanese market. The Company also has the exclusive distribution rights for Teva(R) sports sandals in certain countries in Europe, including France, Germany and the United Kingdom, as well as in Asia and the Caribbean. However, the Company's ability to maintain or expand its European distribution could be impacted by the European Commission's 1997 enactment of anti-dumping duty provisions on certain types of footwear produced in China, if it is determined that the Company's footwear falls under such antidumping provisions. See "Risks of Foreign Operations/Restrictions on Imports".

PRODUCTS

     The Company currently offers four principal product lines: (1) Teva(R) sports sandals and apparel; (2) Simple(R) casual footwear; (3) Ugg(R) sheepskin footwear; and (4) Picante(R) casual apparel. Each of these lines, as well as individual models within these lines, is designed to appeal to various demographic groups. The Company's footwear products emphasize function, comfort and technical performance, and are suitable for a variety of demanding outdoor and athletic activities, as well as casual and everyday use. The Company's products are designed and marketed to promote a high level of brand name recognition and consumer appeal by combining functional and creative designs with quality materials and construction. The Teva(R) footwear line is generally first previewed to accounts in the summer of each year, with deliveries commencing in the fall. The Teva(R) apparel line is generally previewed twice per year, once in the summer for deliveries that commence in the fall and once in the winter for the back to school season. The Simple(R) line is generally previewed three times per year, for the spring, back-to-school and holiday seasons, with most deliveries occurring in the winter to target spring sales and in the summer and fall to target the "back to school" market. The Ugg(R) line of sheepskin footwear is generally previewed in the first quarter with most deliveries occurring in the fall and winter. The Picante(R) line of casual apparel has been less seasonal than the Company's footwear lines and is previewed year-round. The following sets forth a summary description of each of the Company's primary product lines along with the Company's domestic suggested retail price for adult models.

     Teva(R) Sports Sandals and Apparel. The Teva(R) sports sandal is one of the first sports sandals to be developed and has become popular among outdoor enthusiasts and the general public during the past several years. The Company licenses the Teva(R) patents and trademark from Mark Thatcher, a professional river guide who invented the Teva(R) sport sandal. The terms of such licenses run through August 31, 2001. Certain styles of the Teva(R) sports sandal incorporate a proprietary strapping configuration ideally suited for outdoor activities such as hiking, boating and river rafting. This strapping system consists of high-quality nylon webbing or leather, is fully adjustable, and holds the foot firmly to the sandal's durable, cellular rubber, molded EVA, polyurethane or leather footbed. Teva(R)sports sandals are extremely durable and many of the styles are water resistant. In addition, the Company offers 20 styles of leather footwear designed for casual everyday use. The spring 1998 line of Teva(R) sports sandals consists of 50 models that are available in one or more versions. These include new models of thongs and slides, plus the introduction of a women's performance walking sandal. Certain Teva(R) models target the women's and children's markets. The domestic manufacturer's suggested retail prices for adult sizes of Teva(R) footwear products range from $20.00 to $80.00.

     Teva(R) Apparel and Accessories is a natural extension of the Company's sport sandal business. The Fall 1998 line is comprised of two very distinctive collections, the "Wilderness Collection" and the "Utility Collection." Each collection reflects the same product philosophy, design and functional features of the corresponding Teva(R) sport sandal categories, and satisfies a broad range of technical and lifestyle product requirements of the target customer. The line includes men's and women's shirts, shorts, pants and jackets, among other apparel and accessory items. Consistent with Teva(R) sports sandals, Teva(R) apparel is made of high quality, durable fabrics and is designed for outdoor activities as well as for casual everyday use. The domestic manufacturer's suggested retail prices range from $8.00 to $110.00.

     Simple(R) Casual Footwear. The Simple(R) line consists of casual shoes that combine athletic footwear construction with the simple, understated style of back-to-basics, casual footwear. The Simple(R) line is designed to appeal to young adults between the ages of 12 and 35 and others who are looking for comfortable, fashionable, basic shoes. The 1998 Simple(R) line includes 34 models of sneakers, clogs and other casual footwear in various colors including several newly introduced models for men, women and children. The Spring 1998 line also includes the addition of a collection of men's and women's styles of leather sandals. The domestic manufacturer's suggested retail prices for adult sizes for the Spring 1998 line range from $55.00 to $85.00.

     Ugg(R) Sheepskin Footwear. Ugg(R) is a line of authentic sheepskin footwear, popularized in Australia in the 1960's and 1970's. These sheepskin boots, slippers and other footwear have fleece linings which act as a natural insulator, keeping feet warm and comfortable. The 1998 Ugg(R) line offers an expanded line of 31 models of casual, fashionable and rugged styles of sheepskin footwear in various colors, including several new styles of shoes and boots for men and women. The 1998 line includes innovations in uppers, redesigned outsoles to offer better traction as well as other new features on certain styles to address more inclement weather conditions. The 1998 line also includes an expanded children's offering and the new Town Collection of men's and women's casual footwear made with a combination of high quality waterproof leathers and Australian sheepskin to provide a more weather resistant construction. The domestic manufacturer's suggested retail prices for adult sizes for the Ugg(R) line range from $65.00 to $175.00.

     Picante(R) Casual Apparel. Picante(R) casual apparel is a line of imported hand-woven long and short sleeve cotton camp shirts and other casual apparel for men and women, which are sold through many of the same retail channels as the Teva(R) and Simple(R) lines. Picante(R) clothing is designed using classic silhouettes and colorations that are expected to appeal to the same demographic groups as the Company's footwear lines. The unique fabrication and the quality workmanship are consistent with the high standards associated with the Company's other products and are complementary to those products. The domestic manufacturer's suggested retail prices for this line of apparel range from $20.00 to $82.00.

MARKETING AND DISTRIBUTION

     The Company's products are distributed throughout North America by a network of approximately 57 independent sales representatives, organized geographically, who make sales, visit retail stores to train personnel and review sales of the Company's footwear on a periodic basis. The Company's Vice-Presidents of sales manage this network of representatives, recruit experienced sales representatives in the industry and coordinate sales to national accounts. The Company currently sells its products internationally, through a combination of independent distributors and independent sales representatives. The Company's goal is to promote retail sales of the Company's products at attractive profit margins for its customers through selective distribution and marketing, targeted toward distinct groups of consumers. As a result of this approach, the Company's accounts have a strong incentive to devote greater selling space to the Company's products, and the Company is better able to assess consumer preferences, the future ordering needs of its customers and inventory requirements.

     The Company's principal domestic customers for its current offerings are a select group of specialty retailers, upscale department stores, outdoor retailers and athletic footwear stores which market products consistent with the Company's standards. The Company's five largest customers accounted for approximately 16.3% of the Company's net sales for the year ended December 31, 1997, compared to 17.7% for the year ended December 31, 1996. The Company intends to continue its policies of selective distribution and avoidance of "off price," low service outlets for its current offerings that could adversely impact the image of the Company's products.

     For the Company's larger accounts, the Company offers volume discounts for preseason orders, which vary depending upon the size of the order. In order to encourage smaller accounts to place orders early in the season and to allow them to participate in a discount program, the Company has also implemented a preseason discount program under which smaller accounts are offered discounts on preseason orders placed. The Company's strategy is to emphasize this "futures" program, as compared to "at once" sales, in order to reduce the risk of customer cancellations and to benefit from the significant positive impact of the program on the Company's inventory costs, sourcing schedule and allocation of marketing resources. In addition, in the fourth quarter of 1997, the Company implemented a spring 1998 early delivery program that provided retailers an incentive to bring Teva(R) product in for the fourth quarter. Domestic deliveries generally originate from the Company's 126,000 square foot warehouse facility in Ventura County, California. International deliveries also originate from offshore factories or warehouses in Australia, Canada and the Netherlands.

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

     Historically, a majority of the Company's advertising has been related to Teva and has been directed toward the outdoor markets. However, with the broadened appeal of the Teva(R) offerings, including the leather casual models, the Company has increased its Teva(R) advertising focus in more mainstream print publications, including Men's Health, GQ, Details, Shape, Elle and Self, among others. Simple(R) also focuses its advertising toward print publications for its target consumer group of young men and women between the age of 16 and 32. Simple(R) is currently advertising in Wired, Details, Spin, Outside, Surfer and Snowboarding, among others.

     Historically, Ugg(R) was advertised primarily through a series of radio advertising spots on the Rush Limbaugh radio program, which proved to be increasingly ineffective. Beginning in 1997, however, the Ugg(R) marketing program was retargeted to its original "core" markets of surf and California lifestyles, as well as to upscale department store customers during the holiday season. In 1997, Ugg(R) was advertised in a variety of surf publications as well as newspaper advertisements in highly targeted geographical regions.

     In order to maintain the Company's historically high visibility among core enthusiasts such as leading river rafters, kayakers, mountain bikers and rock climbers, Teva(R) products are given or sold at professional discounts to members of this group. In order to further bolster the loyalty of these individuals, the Company offers a line called the "Guide series," incorporating the latest technological developments and highest quality materials. In 1996, Teva(R)was the official supplier to the United States Canoe and Kayak Team. Additionally, Ugg(R) was selected by Champion Sportswear to provide footwear for the winter 1994 and the summer 1996 U.S. Olympic athletes. By outfitting these highly visible teams, the Company creates awareness among targeted consumers at relatively low cost.

     In addition, the Company has independent technical representatives who travel to various festivals, outdoor sporting events and competitions including the Pole, Pedal, Paddle Race in Oregon, The Phoenix Bouldering Championship in Arizona, The Taos Talking Picture Film Festival in New Mexico, the Mt. Snow Micro-Brew Festival in Vermont, Reggae on the River in California and The Spirit of Unity Tour, among many others. These representatives promote the Teva(R) products through exhibits, demonstrations, sponsor-ships and product give-aways. Also, the Company promotes Simple(R) shoes at the grassroots level by attending and sponsoring snowboard, surfing and other outdoor sports events, and promotes the products by sponsoring top athletes in these "alternative" sports. In addition, Simple(R) sponsors "alternative" music bands which are popular with teens and young adults. The Company believes that being associated with such events and the use of the Company's products by these core groups of opinion leaders increases the products' brand awareness, thereby broadening its markets and increasing sales.

     In 1995, 1996 and 1997 the Company incurred $4,594,000, $4,738,000 and
$4,096,000 respectively, for advertising expenses. The Company is required under its Teva(R) license agreements to spend a minimum amount for advertising and promoting the Teva(R) products, which ranged from 2.64% to 3.14%, depending on sales levels, of net sales during the period from September 1995 to August 1997. Subsequent to August 1997, the required advertising rates reverted to the 3.5% to 4.0% range that were in effect prior to September 1995. However, the Company typically elects to spend more on advertising than is contractually required. The Company works closely with Mr. Thatcher, its Teva(R) licensor, in managing its advertising program for the Teva(R) products.

DESIGN AND PRODUCT DEVELOPMENT

     The Company's design and product development staff creates and introduces new innovative footwear products that are consistent with the Company's standards of high quality, combined with comfort and functionality. Research and development costs aggregated $1,509,000, $1,546,000 and $1,780,000 in 1995, 1996
and 1997, respectively.

     With respect to Teva(R), in order to ensure that the Company's high performance technical products continue to satisfy the requirements of its historical customer base of performance-oriented "core enthusiasts," the Company's design staff solicits comments and feedback from these professional outdoorsmen, as well as certain of its retailers, including REI, Track 'n Trail and L.L. Bean. Certain models are modified and technical innovations are developed in response to such comments and feedback, primarily by outside technicians retained by the Company for such purposes. For example, certain styles within the "Guide series" of high-performance Teva(R) sandals employ quick release buckles rather than "hook and loop" fasteners in response to such feedback.

     While Teva(R) continues to develop high performance sport sandals by continually updating and designing new styles for this category, the Company continues to increase its focus on the casual footwear market. The Company has increased the number of styles of leather casual footwear as well as the number of styles targeted directly toward women and children. The Company has also increased the number of styles offered under the Simple(R) line for men, women and children. By monitoring changes in consumer lifestyles and preferences and then focusing first on function and practicality, the Company develops footwear designed to appeal to quality-minded consumers seeking comfortable casual footwear.

     Prior to and shortly after the Company's 1995 acquisition of Ugg Holdings, Inc., the Ugg(R) product was in need of updates and became subject to low cost imitations. Since then, the Company has taken steps to update the Ugg(R) products and make them functional for use in cold and wet climates. For example, the popular Ultra styles of men's and women's boots have been updated in 1998 with new lug outsoles to improve traction. In addition, the 1998 Town Collection includes footwear made with a combination of high quality waterproof leathers and Australian sheepskin to provide a more weather resistant construction.

     Integral factors in the design and product development process include an evaluation of the availability and cost of raw materials, the capabilities of the factories that will manufacture products and the target retail cost of new models and lines. The Company has increased its design and product development staff and has further strengthened it by developing teams for each product line. These teams remain focused on their respective product lines and therefore are better able to consistently design and develop products aimed at each brand's target consumers. These teams work together with brand management to develop new styles of footwear and components for their various product lines. Drawings and prototypes are utilized to produce samples of proposed new concepts. Throughout the development process, the design staff coordinates closely with each other and with the Company's product development, manufacturing and sourcing personnel toward a common goal of developing and sourcing a high-quality product that will be delivered on a timely basis. The

Company endeavors to minimize the risk of changing fashion trends by offering a diverse line of functional products and monitoring sales to its accounts after introduction.

MANUFACTURING

     The Company sources a significant portion of its Teva(R) footwear from the Far East, and to a lesser extent from the U.S., Mexico and Costa Rica. In addition, the Company imports nearly all of its finished Simple(R) footwear from independent contract manufacturers in the Far East and imports the majority of its finished Ugg(R) footwear from independent contract manufacturers in Australia, New Zealand and the Far East. The majority of Picante(R) casual apparel is manufactured in Guatemala at a wholly owned subsidiary of Heirlooms, Inc., a 50% owned subsidiary of the Company.

     Through spring 1997, the Company manufactured certain styles of Teva(R) sandals at its Carpinteria, California location. However, in March 1997, the Company closed this facility, moving the related production to its manufacturing facility in Mexico and increasing its reliance on independent subcontractor manufacturing in the Far East. The manufacturing process consists primarily of cutting, sewing, gluing and packaging its footwear products. The Company currently has manufacturing capacity at its Mexico production facility, as well as independent subcontractors in Southern California, the Far East and Costa Rica. A portion of the foreign facilities is utilized to manufacture completed footwear and a portion is utilized to manufacture and process certain components, which are currently delivered to the United States subcontractors for assembly of finished products. As the Company continues to grow, it expects to further increase its foreign manufacturing capacities and rely more heavily on independent subcontractors.

     In 1992, the Company entered into a long-term manufacturing relationship with a third party, Prosperous Dragon Manufacturing Co., Ltd. ("Prosperous Dragon"), for the processing of the Company's footwear and footwear components in the People's Republic of China ("PRC"). Under the agreement, Prosperous Dragon is prohibited from manufacturing any products for any person other than the Company, without the Company's prior consent. In return, the Company has agreed to loan up to $4,000,000 on a revolving basis to Prosperous Dragon to finance Prosperous Dragon's original start up and expansion, of which $2,466,000 was outstanding at December 31, 1997 ($966,000 net of allowance). The Company purchases goods from Prosperous Dragon for an amount equal to its manufacturing costs plus a fixed percentage. A portion of the payments that would otherwise be made to Prosperous Dragon by the Company for products shipped are applied to reduce the balance of the loan. Prosperous Dragon began supplying the Company with bottom soles in June 1993 and has since begun supplying midsoles and uppers for certain styles of Teva(R) footwear, as well as bottom soles for certain Simple(R) and Ugg(R) styles. In addition, for the 1997 season, Prosperous Dragon began supplying finished footwear for the Teva(R) line, for both domestic and international distribution. Prosperous Dragon has become the supplier of a significant portion of the components for the Company's products. A key employee of the Company's Hong Kong subsidiary, Holbrook Limited ("Holbrook"), is the son of the owner of Prosperous Dragon. This employee is currently entitled to receive up to 8% of certain net profits of Holbrook derived from the sourcing of products from Prosperous Dragon. This percentage will increase to 16% when 50% or more of both the Company's investment in Holbrook and the outstanding balance of the original loan from the Company to Prosperous Dragon is repaid, and to 24% when the Company's investment in Holbrook and the original loan are repaid in full.

     The Company's manufacturing facility in Mexico is leased by Deckers Baja, S.A. de C.V., a Mexican corporation that is a subsidiary of a domestic subsidiary of the Company. The facility currently produces Teva(R) finished footwear, uppers for certain Teva(R) styles and sockliners for certain Ugg(R) styles. Established under the "maquiladora" program, the Company is not required to pay duty on the raw materials or equipment imported into Mexico. The Company pays customs duties on the finished uppers imported into the United States. The duties are based upon the full value of the imported article, less the cost or value of the United States components.

     The Company currently obtains certain components for its products from a limited group of suppliers. The topsoles used in several of the Company's Teva(R) styles are made by two unrelated outside suppliers. While other manufacturers are available to supply topsoles for most of the Company's models, the topsoles of certain Teva(R) models are made with proprietary rubber currently available only from these two suppliers. The proprietary rubber available from those two suppliers is interchangable. In addition, the Company's agreement with Prosperous Dragon provides for the processing of rubber sheets, from which topsoles are made. The footbeds and bottom soles used by the Company for several of its models are currently supplied to the Company solely by Prosperous Dragon. However, such components are available at a number of foreign factories, in addition to the Prosperous Dragon facility. The Company believes that the other raw materials it uses for its sandals, principally rubber, leather and nylon webbing, are generally available from multiple sources at competitive prices.

     In addition to the agreement with Prosperous Dragon, the Company has an agreement with a Costa Rican webbing manufacturer to order 3,600,000 yards of webbing at approximately $0.40 to $0.45 per yard through April 30, 1997. As of December 31, 1997, the Company has a remaining commitment of approximately 1,500,000 yards, and the Company and the supplier are in negotiations related to the remaining commitment and future orders. In addition, the Company has an agreement with an Australian manufacturer of Ugg(R) footwear to purchase a quantity of sheepskin footwear at prices comparable to those of similar Australian manufactured products. The Company and the Australian manufacturer, which is currently in receivership proceedings, are in negotiations regarding the obligation. Aside from these agreements, the Company does not have any other long-term agreements with the manufacturers or suppliers for any of its products, but does business based on individual purchase orders. Generally all manufacturing of footwear is performed in accordance with detailed specifications furnished by the Company and is subject to quality control standards. The bulk of all raw materials used in production is generally purchased from independent contractors at the Company's direction.

QUALITY CONTROL

     The Company has instituted inspections and other procedures at each level of the production process to satisfy the high quality demanded by users of the Company's products. The Company conducts periodic on-site inspections of the production of raw materials and conducts quality tests prior to placing orders. The Company also has on-site inspectors at several of its independent suppliers who oversee the production process. At the Company's Mexico facility, inspections are conducted at each stage of production.

LICENSES

     Teva(R) License. The Company manufactures its Teva(R) footwear line pursuant to two exclusive license agreements with Mark Thatcher, the designer of the patented strapping system. Mr. Thatcher owns two United States patents on strap designs used in Teva(R) sports sandals and has a United States trademark registration for the Teva(R) mark. The first of these agreements authorizes the Company to make, use and sell products using the Teva(R) patents and trademark and any other United States patents later issued to or acquired by Mr. Thatcher relating to footwear in the United States, Canada, Puerto Rico and the countries in the Caribbean. Any new sandal developed by Mr. Thatcher that is not covered by the current patents will be added to the agreement as a licensed product at the election of the Company. In addition, the Company has a right of first refusal should Mr. Thatcher offer to license to any third party the rights to develop, market and sell nonfootwear products that use the Teva(R) name. In 1996, the Company exercised its right of first refusal with respect to the licensing of apparel under the Teva(R) name and began selling Teva(R) apparel in 1997.

     In 1992, the Company and Mr. Thatcher entered into the second license agreement allowing the Company to manufacture and sell Teva(R) products in eight countries in Europe in which Mr. Thatcher had registered the Teva(R) trademark, including France, Germany and the United Kingdom. As Mr. Thatcher obtains registrations of the Teva(R)trademark in other European countries, such countries will be included in the license. The material provisions of the European license agreement are substantially similar to the provisions in the license agreement for the United States, Canada, Puerto Rico and the Caribbean as described above and will be automatically terminated upon any termination of the United States license agreement. Mr. Thatcher may also terminate the European license agreement if certain minimum sales targets are not met. Upon any termination of the European license agreement, the Company must cease the manufacture of Teva(R) sports sandals and, for a period of five years thereafter, may not directly or indirectly engage in the licensed territory in the manufacture of products using know-how related to Teva(R) sports sandals acquired during the term of the agreement.

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

     The Company has the exclusive rights to manufacture and distribute the Teva(R) footwear line through August 2001. In conjunction with the exercise of its five year extension of the license period through August 31, 2001, the Company paid the licensor consideration of $2,000,000. The Company is required to pay royalties to the licensor at rates ranging from 5% to 6 1/2% on the net sales of most Teva(R) products, depending on sales levels, and 3% to 4 1/2% of net sales of certain styles, depending on sales levels. The Company is required to pay minimum annual royalties ranging from $420,000 to $820,000 over the license period. In addition, the Company is obligated to pay minimum annual advertising costs which ranged from 2.64% to 3.14%, depending on sales levels, of net sales during the period from September 1995 to August 1997. Subsequent to August 1997, the required advertising rates reverted to the 3.5% to 4.0% range that were in effect prior to September 1995.

     The Teva(R) license agreements require that the Company obtain the approval of Mr. Thatcher for new product designs as well as changes in designs or materials. Mr. Thatcher also has the right to inspect the Company's manufacturing facilities and product samples to assure that quality standards are being maintained and may specify certain sizes and models to be manufactured by the Company in reasonable quantities. The Company is obligated to sell Teva(R) sandals to Mr. Thatcher with certain guaranteed terms of delivery. Either party may terminate the agreement upon a breach which is not cured by the other, and Mr. Thatcher may terminate the agreement if minimum annual sales levels (such levels that are substantially below levels of the Company's sales during the past several years) are not met, except if substantial trademark infringement has occurred. In addition, the agreement will automatically terminate upon the bankruptcy or insolvency of the Company or a sublicense or assignment of the licensing agreement by the Company without Mr. Thatcher's consent. Upon any termination of the agreement, the Company must cease the manufacture of Teva(R) sports sandals and, for a period of three years thereafter, may not directly or indirectly engage anywhere in the manufacture of products using know-how specifically related to Teva(R) sports sandals acquired during the term of the agreement.

     Such agreement also provides that the Company may not manufacture or sell sandals that are "competitive" with Teva(R) sports sandals. "Competitive sandals" are defined as sandals with a secure fit and a heel strap system with adjustable fasteners attached to the sole in a specified area. Whether a particular sandal is "competitive" within the meaning of the agreement is to be determined by Mr. Thatcher and the Company or, if they cannot agree, by arbitration. To the extent any present or future sandal manufactured, sold or planned by the Company is determined to be a "competitive sandal," the Company's results of operations could be adversely affected. In addition, Mr. Thatcher may not manufacture or sell, or enter into any other agreement for the assembly, manufacture or sale, of Teva(R) sports sandals within the territory covered by the license agreement. Concurrent with the Company's acquisition of the rights to manufacture and distribute Alp(R) sport sandals in February 1995, the Company agreed with Mr. Thatcher to market such sandals under the Teva(R) trademark. The Company further agreed to pay a royalty to Mr. Thatcher on net sales of such products at a rate of 3% to 4 1/2%, depending on sales volume, and to pay minimum advertising costs similar to that for the other Teva(R) footwear products.

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

     The Company has entered into preliminary exploratory discussions with the licensor, Mr. Thatcher, to extend the two licenses. There can be no assurances that the licenses will be extended or as to the terms and conditions to such an extension. The failure of the Company to extend the two licenses, or to extend such licenses on profitable terms, would have a material adverse effect on the Company.

SIMPLE SHOES AGREEMENT

     The Company is a party to an agreement with Eric Meyer, the founder of Simple Shoes, Inc. under which Mr. Meyer is to provide consulting services to the Company at a rate of $225,000 per year through December 31, 1998 for advertising, marketing, brand image, strategic planning, pricing and product line design, development and extension. The parties also agreed that the Company would continue to use Mr. Meyer's name for advertising and promotional purposes under a three year licensing agreement through December 31, 1998. Mr. Meyer receives a licensing fee equal to 0.2% of net sales of Simple Shoes, Inc. plus 0.1% of the net sales resulting from any licensing of Simple products by the Company to third parties.

UGG HOLDINGS, INC. AGREEMENT

     Effective August 1, 1995, the Company acquired all of the issued and outstanding shares of Ugg Holdings, Inc. and subsidiaries ("Ugg Holdings"), which manufactures and markets a line of sheepskin footwear. Under the terms of the transaction, the purchase price of approximately $12,700,000 included a $12,000,000 down payment, a $500,000 final payment due in March 2000, and approximately $200,000 of out-of-pocket expenses. The Company was required to make further payments equal to 2 1/2% of net sales of Ugg Holdings, as defined in the agreement, for the years ending March 31, 1996 through March 31, 2000, and an amount equal to earnings before income taxes of Ugg Holdings, as adjusted for certain items, for the year ending March 31, 1996.

     In 1997, some of the former shareholders of Ugg Holdings gave notice of a demand for arbitration regarding the periodic payments and, in September 1997, the Company and the former Ugg shareholders arrived at a settlement agreement. In addition, the remaining former Ugg shareholders who were not a party to the arbitration agreed to accept the same economic terms as those involved in the arbitration. Under the terms of the settlement, the Company and all former shareholders of Ugg agreed to final payments aggregating $2.6 million. Of this, approximately $600,000 was paid in December 1997 and the balance of $2,000,000 was paid in January 1998. These payments replaced all future earn-out payments that were to be paid through the year 2000 in accordance with the original acquisition agreement, including the $500,000 final payment. The corresponding increase to goodwill has been reflected in the December 31, 1997 consolidated financial statements.

TRUKKE WINTER SPORTS PRODUCTS, INC. AGREEMENT

     The Company, Rich Breuner, the designer and founder of the Trukke(R) winter boot, and the other shareholders of the predecessor Trukke company ("Old Trukke"), entered into an agreement effective August 1995, pursuant to which the Company paid $280,000 to the selling shareholders and became a 50% owner of the newly formed Trukke Winter Sports Products, Inc. ("Trukke"). Mr. Breuner contributed his shares of Old Trukke to Trukke in return for a 50% interest in the newly formed corporation. In addition, the Company agreed to provide Trukke a line of credit for up to $2,000,000.

     In connection with the Company's investment, Trukke agreed to employ Mr. Breuner for a period of three years at a compensation based in part on the financial performance of Trukke.

     Effective December 31, 1997, the Company sold its 50% interest to Mr. Breuner for a purchase price of $602,000. Mr. Breuner issued two notes payable to the Company, one note for $280,000, which is guaranteed by Mr. Bruener's father, and a second note for $322,000 which is not so guaranteed. Both notes are secured by all of the assets of Trukke and are payable over five years with interest at 10%. This transaction and the resulting gain were immaterial to the Company's 1997 consolidated financial statements.

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

     Pursuant to the agreement, Mr. Eason has granted the Company the option to acquire all or part of his interest in Heirlooms, exercisable beginning June 30, 1996 and expiring June 30, 1999, as subsequently amended. The purchase price for such shares is $2,000,000, which is based on a formula tied to Heirlooms' 1996 pre-tax earnings. Mr. Eason may elect to retain a 20% interest in Heirlooms, in which case the purchase price would be reduced proportionately.

     In connection with the Company's investment, Heirlooms agreed to employ Mr. Eason as President for three years at a compensation based in part on the financial performance of Heirlooms. Mr. Eason continues to be employed as President of Heirlooms on an at-will basis.

PATENTS AND TRADEMARKS

     Mr. Thatcher holds two United States patents and one patent in each of Australia, New Zealand and Korea for the Teva(R) strapping system. As a result of the expiration of the applicable period during which foreign patent applications were required to have been filed, Mr. Thatcher does not and cannot hold such patent rights in other countries. Mr. Thatcher also currently holds Teva(R) trademark rights in the United States and in several other countries, including, among others, France, Germany, the United Kingdom, Japan and Australia. Mr. Thatcher's patent and trademark rights are licensed to the Company under the two license agreements discussed previously. Both the Company and Mr. Thatcher regard such proprietary rights as valuable assets, and the Company cooperates with Mr. Thatcher in vigorously protecting such rights against infringement by third parties. To date, Mr. Thatcher has successfully enforced his patent and trademark rights in all 18 concluded lawsuits brought against such third parties. Under certain circumstances, if Mr. Thatcher declines to challenge a potential infringement, the Company may bring an infringement action at its own cost. See "Licenses -- Teva(R) License."

     The Company also owns the Simple(R) and Ugg(R) trademarks and has applied for or received registrations for them in the United States and several foreign countries. In addition, the Company has filed for patent registrations on several of its designs and has filed trademark applications for the names of many of its models and features and for certain marketing slogans.

     The Company has acquired the patent and trademarks for Alp(R) sport sandals and holds the trademark on the Deckers(R) name. The trademark registrations for the Picante(R) mark in the United States and Benelux (Belgium, Netherlands and Luxembourg) and the mark for Rancho Picante(R) in the United States are currently held by Heirlooms, Inc.

BACKLOG

     Historically, the Company has encouraged and has received a significant portion of its orders as preseason orders, which are generally placed by customers approximately four to eight months prior to shipment date. The Company emphasizes this "futures" business, as compared to "at once" sales as it allows the Company to better forecast its inventory requirements and assists with the Company's sourcing schedule. As a result, the Company provides its customers with incentives to participate in such preseason programs. Unfilled customer orders ("backlog"), as of any date, represent orders scheduled to be shipped at a future date and do not represent firm sales. The mix of future and immediate delivery orders can vary significantly from quarter to quarter and year to year. The backlog as of a particular date is affected by a number of factors, including seasonality and the scheduling of manufacture and shipment of products as well as variations in the quarter to quarter and year to year preseason incentive programs. As a result, comparisons of backlog from period to period are not meaningful and the Company's backlog at any given time is generally not indicative of sales levels expected to be achieved in the future.

COMPETITION

     The casual, outdoor and athletic footwear markets are highly competitive. The Company believes that its largest current competitors for the Teva(R) line are Nike, Adidas, Timberland and Clarks. Airwalk, Vans, Skechers and Doc Marten are the principal competitors for the Simple(R) line. The Ugg(R) line's most significant competitors include Acorn, as well as retailers' private label footwear. Many of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

     Competition in the Company's footwear is primarily based on brand awareness, product quality, design, pricing, fashion appeal, marketing, distribution, performance and brand positioning. The Company's Teva(R) line of footwear competes primarily on the basis of its patented strapping system, which offers high-performance features, consumer brand recognition due to the Teva(R) sports sandal being one of the first sandals of its kind, and the diversity of styles offered. The Company competes through its Simple(R) line by offering a diversity of styles designed for a variety of recreational and leisure activities. Ugg(R) competes with others primarily on the basis of its authenticity as well as its brand name recognition, identifiable with the United States sheepskin footwear market. The Company believes that its business strategy has resulted in increasing brand awareness. However, no assurance can be given that in the future the Company will be able to further increase its brand awareness, increase its market share or respond to changing consumer preferences.

RISKS OF FOREIGN OPERATIONS/RESTRICTIONS ON IMPORTS

     The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other non-tariff barriers (e.g., quotas), restrictions on the transfer of funds, labor unrest and strikes, and in certain parts of the world, political instability. The Company believes that it has acted to reduce these risks by diversifying manufacturing among various countries and, within those countries, among various factories.

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

     The products imported by the Company into the United States are subject to various duty rates which are established by law. At the present time these duties range between 8.5% and 10% of the entered value of footwear made principally of leather, 7.5% and 37.5%, plus $.90 per pair of the entered value of footwear made of synthetic textiles, and 0% and 7.2% of the entered value of footwear components of various materials. Certain footwear and components manufactured in countries designated as beneficiary countries for purposes of the Caribbean Basin Economic Recovery Act, using components and ingredients of United States origin, may be imported without payment of duties. Tariff preferences are also available pursuant to the North American Free Trade Agreement for qualifying footwear products and components originating in Mexico or Canada. Certain of the items imported by the Company are not finished products, but are raw materials or components used by the Company's domestic subcontractors. In most instances, raw materials or components have a lower duty rate than finished footwear.

     From time to time, the Company may be subject to claims for additional duties arising as a result of the United States Customs Service, or similar agencies of foreign countries, disagreeing with the classification and/or valuation used by the Company to enter various styles of footwear.

     The United States Trade Representative ("USTR") is required by the Trade Act of 1974, as amended by the Trade and Tariff Act of 1984, the Omnibus Trade and Competitiveness Act of 1988 and the 1994 Uruguay Round Agreements Act, to submit an annual National Trade Estimates Report on Foreign Trade Barriers

(the "NTE Report") identifying significant restrictions or barriers on United States access to foreign markets. On March 3, 1994 and September 27, 1995, the President reinstated, by Executive Orders, the "Super 301" Provisions of the Trade Act. Relying on the NTE Report, the USTR is required to report to Congress any trade barriers, trade distorting practices and particular countries identified as priorities for trade liberalization.

     On April 30, 1997, the USTR designated China for monitoring under Section 306 of the 1974 Trade Act. This provision focuses on compliance with bilateral trade agreements and allows the U.S. government to impose a variety of sanctions if a party fails to comply with the terms of a bilateral agreement. The USTR did note that China had made "significant progress" regarding intellectual property protection. The USTR will continue to monitor China's commitment under the 1995 IPR Enforcement Agreement and the June 17, 1996 IPR Accord to insure compliance. The Company is not in a position at this time to determine whether or not a "Special 301" will be used in the future against China.

     The renewal of China's Most-Favored-Nation or ("MFN") status was again the subject of vigorous debate in the Congress. Several U.S. industries continue to urge the granting of permanent MFN status to China. At the same time, there remains a high degree of opposition, particularly in the House of Representatives, to granting permanent MFN status to China. MFN has been extended through July of 1998; however, the Company is unable to predict if the United States will revoke China's MFN status at some point in the future. If a revocation of MFN status were to occur, it would result in significantly higher duties on imports from China.

     On April 30, 1997, the USTR announced that 36 countries had been placed on the lower tier of intellectual property protection concerns. Seven of the countries will be subjected to "out-of-cycle" reviews including: Canada, Hong Kong, Panama and Thailand. Other watch list countries include: Australia, Denmark and Korea. The Company is unable to predict whether or not additional countries will be added to the priority watch list, or if any other actions will be imposed by the United States and if such actions were taken, whether such actions would include footwear imports or otherwise result in increased costs for the Company's products or restrict the supply of footwear, generally, or of the Company's footwear in particular.

     In 1997, Mexico, Hong Kong, Australia, New Zealand and the European Union were not identified by the USTR as priority foreign countries under "Special 301"; however, the European Union has been placed on the priority watch list and Australia has been placed on the watch list according to the 1997 USTR NTE Report. The Company is unable to predict whether or not any other countries will be placed on the priority watch list, or if any other actions will be imposed by the United States and if such action is taken, whether such action would include footwear imports or otherwise result in increases in the cost or restrict the supply of footwear, generally, or the Company's footwear in particular.

     The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that two of the most popular Teva styles, the Valkyrie and the Storm, are covered by this anti-dumping duty legislation. The Company does not believe that these styles are covered by the legislation and is working with Customs to resolve the situation. In the event that Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties for 1997. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company could have to cease shipping such styles from China into Europe in the future or could have to begin to source these styles from countries not covered by the legislation.

     The European communities also impose quantitative limits on imports from China of certain leather upper and textile upper footwear. The Company is unable to predict how long the anti-dumping duty and import quota restrictions will remain in effect or changes in the scope or severity of such restrictions.

EMPLOYEES

     At December 31, 1997, the Company employed approximately 188 full-time employees in its U.S. facilities, approximately 107 persons in its manufacturing facility in Mexico, and 25 at its Hong Kong subsidiaries, none of whom is represented by a union. The Company historically hired up to approximately

120 temporary employees, from time to time, as was needed for its U.S. production facilities, which were closed in March 1997. The Company believes its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company leases approximately 30,000 square feet for its corporate offices in Goleta, California and approximately 126,000 square feet for its warehouse facility in Ventura County, California. The Company also leased approximately 36,000 square feet for its manufacturing facility located in Carpinteria, California through April 1997. In addition, through a second-tier subsidiary, the Company leases an approximately 18,000 square foot manufacturing facility in Mexico. The Company paid approximately $1,153,000 in rent for such facilities in 1997. The terms of the leases for the Company's corporate offices and its Ventura County warehouse expire in 2001. The terms of the leases for the Company's manufacturing facilities in Carpinteria expired in March 1997 and April 1997, to coincide with the closing of the Company's factory. The lease term on the Mexican manufacturing facility is on a month-to-month basis. The Company's Ugg subsidiary leases approximately 23,000 square feet of office and manufacturing space in Oregon through 2000 which it has subleased, as Ugg's operations have been consolidated with the Company's other facilities. The Company believes that its existing corporate, manufacturing and warehousing space will be adequate to meet its current and foreseeable requirements, and that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition or results of operations of the Company. From time to time, Mr. Thatcher and the Company are also involved in other legal proceedings to protect the Teva(R) patents and trademarks from infringement by third parties. Any decision or settlement in any such infringement proceeding which allowed a third party to continue to manufacture and sell the products at issue could have an adverse effect on the Company's sales to the extent such other products are purchased in lieu of the Company's products.

     An action was brought against the Company in 1995 in the United States District Court, District of Montana (Missoula Division), by Molly Strong-Butts and Yeti by Molly, Ltd. (collectively, "Molly") alleging, among other things, that the Company violated certain non-disclosure agreements and infringed purported trade secrets regarding certain footwear products and then capitalized on the information by developing a competing product and incorporating certain concepts or technologies into other product lines. Molly claims specified damages of $15 million, as well as other unspecified damages. The Company believes such claims are without merit. No trial date has been set. The Company anticipates that this matter will proceed to trial in 1998. The Company has contested, and intends to continue contesting this claim vigorously. A motion for summary judgment seeking dismissal of Molly's suit is pending. The Company does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

     A portion of the purchase price for Ugg Holdings, Inc. included periodic payments through the year 2000, some of which were based on formulas tied to net sales and earnings before taxes. In 1997, some of the former shareholders of Ugg Holdings gave notice of a demand for arbitration regarding the periodic payments and in September 1997, the Company and the former Ugg shareholders arrived at a settlement agreement. In addition, the remaining former Ugg shareholders who were not a party to the arbitration agreed to accept the same economic terms as those involved in the arbitration. Under the terms of the settlement, the Company and all former shareholders of Ugg agreed to final payments aggregating $2.6 million. Of this, approximately $600,000 was paid in December 1997 and the balance of $2,000,000 was paid in January 1998. These payments replaced all future earn-out payments that were to be paid through the year 2000 in accordance with the original acquisition agreement, including the $500,000 final payment. The corresponding increase to goodwill has been reflected in the December 31, 1997 consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the National Market System of the NASDAQ stock market (the "NMS") under the symbol "DECK."

     As of February 28, 1998, the number of holders of record of the Common Stock was 159, and the number of beneficial owners was approximately 2,500.

                                                                 1997               1996
                                                            ---------------    ---------------
                                                             HIGH      LOW      HIGH      LOW
                                                            ------    -----    ------    -----
First Quarter...........................................    $ 7.88    $6.25    $ 7.38    $5.25
Second Quarter..........................................      8.50     6.00     10.25     6.25
Third Quarter...........................................      8.44     6.88      9.50     6.25
Fourth Quarter..........................................     10.00     7.00     10.00     6.50

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 1997.

                                                         YEARS ENDED DECEMBER 31
                                            --------------------------------------------------
          INCOME STATEMENT DATA               1997       1996       1995      1994      1993
          ---------------------             --------   --------   --------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales................................   $106,713   $101,838   $102,334   $85,818   $57,086
Cost of Sales............................     62,453     61,009     65,856    43,979    27,316
                                            --------   --------   --------   -------   -------
  Gross profit...........................     44,260     40,829     36,478    41,839    29,770
Selling, general and administrative
  expenses...............................     35,648     32,989     32,373    24,287    18,652
Loss on factory closure..................        500         --         --        --        --
                                            --------   --------   --------   -------   -------
  Earnings from operations...............      8,112      7,840      4,105    17,552    11,118
Other (income) expense...................        143      1,241      1,382      (563)      163
                                            --------   --------   --------   -------   -------
  Earnings before income taxes...........      7,969      6,599      2,723    18,115    10,955
Income taxes.............................      3,445      2,943      1,287     7,609     4,650
                                            --------   --------   --------   -------   -------
  Net earnings...........................   $  4,524      3,656      1,436    10,506     6,305
                                            ========   ========   ========   =======   =======
Net earnings per common share (1):
  Basic..................................   $    .50   $    .40   $    .13   $  1.09   $   .82
  Diluted................................        .50        .39        .13      1.09       .81
                                            --------   --------   --------   -------   -------
Weighted average common shares
  outstanding:
  Basic..................................      8,961      9,248      9,324     9,630     7,720
  Diluted................................      9,012      9,292      9,352     9,673     7,809
                                            ========   ========   ========   =======   =======

                                                               AT DECEMBER 31
                                               -----------------------------------------------
             BALANCE SHEET DATA                 1997      1996      1995      1994      1993
             ------------------                -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
Current assets..............................   $48,801   $49,348   $50,031   $53,987   $47,318
Current liabilities.........................     9,579     9,618     6,262     5,731     5,420
Total assets................................    74,693    74,897    74,917    62,651    51,901
Long-term debt, less current installments...     7,983    10,290    15,170        --       150
Total stockholders' equity..................    57,131    54,989    53,485    56,920    46,331
                                               =======   =======   =======   =======   =======

---------------

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

                                                                YEARS ENDED DECEMBER 31
                                                                -----------------------
                                                                1997     1996     1995
                                                                -----    -----    -----
Net sales...................................................    100.0%   100.0%   100.0%
Cost of sales...............................................     58.5     59.9     64.4
                                                                -----    -----    -----
  Gross profit..............................................     41.5     40.1     35.6
Selling, general and administrative expenses................     33.4     32.4     31.6
Loss on factory closure.....................................      0.5      0.0      0.0
                                                                -----    -----    -----
  Earnings from operations..................................      7.6      7.7      4.0
Other expense...............................................      0.2      1.2      1.3
                                                                -----    -----    -----
  Earnings before income taxes..............................      7.4      6.5      2.7
Income taxes................................................      3.2      2.9      1.3
                                                                -----    -----    -----
Net earnings................................................      4.2%     3.6%     1.4%
                                                                =====    =====    =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales increased by $4,875,000 or 4.8% between the years ended December 31, 1997 and 1996. Sales of the Teva(R) line increased from $43,898,000 for the year ended December 31, 1996 to $61,863,000 for the year ended December 31, 1997, a 40.9% increase. Sales of Teva(R) products represented 43.1% and 58.0% of net sales for the years ended December 31, 1996 and 1997, respectively. The increase in Teva(R) sales was primarily due to increased demand for this line. In addition, in early 1996, sales of the Teva(R) line were adversely impacted by the excess inventory at retail, which the retailers had carried into 1996 from the 1995 season. This situation did not recur in 1997. Also, in the fourth quarter of 1997, the Company implemented a spring 1998 early delivery program that provided retailers an incentive to bring Teva(R) products in for the fourth quarter and expand the length of the selling season. Due to the success of this program approximately $5 to $6 million of Teva(R) product was shipped in the fourth quarter of 1997, which the Company believes ordinarily would have shipped in the first quarter of 1998. Net sales of footwear under the Simple(R) product line decreased 19.8% from $36,029,000 to $28,901,000 between the years ended December 31, 1996 and 1997. This decrease was primarily due to the continued repositioning of the Simple(R) brand and its distribution, and the non-recurrence of last year's demand for certain styles of Simple(R) clogs. Net sales of footwear under the Ugg(R) product line decreased 38.2% from $14,831,000 to $9,169,000 between the years ended December 31, 1996 and 1997. This decrease was due to reduced demand for the Company's product offering, resulting from pricing pressures, reduced advertising spending and a carry-over of product at retail from 1996. Overall, international sales for all of the Company's products increased 11.0% from $24,061,000 to $26,704,000, representing 23.6% of net sales in 1996 and 25.0% in 1997. Because the increase in the volume of sales of Teva(R) footwear products more than offset the decrease in the volume of sales of Simple(R) and Ugg(R) footwear products, the volume of footwear sold increased 7.8% from 3,587,000 pairs during the year ended December 31, 1996 to 3,865,000 pairs during the year ended December 31, 1997.

     The weighted average wholesale price per pair sold during the years ended December 31, 1997 and 1996 decreased 6.7% from $27.85 to $25.97. The decrease was primarily due to a change in the sales mix resulting from the reduction in sales of Ugg(R) products in 1997, which have a significantly higher weighted average selling price than the Company's other product lines. In addition, the Company experienced a change in the sales mix for Simple(R) products, with significantly greater sales of the relatively higher priced clogs and fewer close-outs during the year ended December 31, 1996 compared to the year ended December 31, 1997. This decrease was partially offset by the lower volume of Teva(R)close-outs during the year ended December 31, 1997 compared to the year ended December 31, 1996.

     Cost of sales increased by $1,444,000 or 2.4% to $62,453,000 for the year ended December 31, 1997, compared with $61,009,000 for the year ended December 31, 1996. Gross profit increased by $3,431,000, or 8.4% to $44,260,000 for the year ended December 31, 1997 from $40,829,000 for the year ended December 31, 1996 and increased as a percentage of net sales to 41.5% from 40.1%. The increase in gross profit margin as a percentage of net sales was primarily due to significantly reduced levels of Teva(R) and Ugg(R) close-outs during the year ended December 31, 1997 compared to the corresponding levels for the year ended December 31, 1996. This increase was partially offset by higher levels of Simple(R) close-outs during this period.

     Selling, general and administrative expenses increased by $2,659,000, or 8.1% between the years ended December 31, 1996 and December 31, 1997 and increased as a percentage of net sales from 32.4% in 1996 to 33.4% in 1997. The increase was largely a result of increased royalties payable to the licensor of the Teva(R) patents and trademarks due to a change in the sales mix toward Teva(R) products. In addition the Company experienced increased legal costs related to disputes with some of the former shareholders of Ugg Holdings, Inc., increased European operating expenses due to the opening and operation of the European office in 1997, increased amortization of intangible assets, increased costs associated with the Teva(R) apparel line and an increase in research and development spending. The increase in amortization of intangible assets was primarily due to the amortization of Teva(R) license fees for the five year period beginning September 1996, as well as increased goodwill amortization associated with the 1997 Ugg(R) acquisition payments. These increases were partially offset by a decrease in bad debt expense and Ugg advertising costs between the years ended December 31, 1996 and December 31, 1997.

     In 1997, the Company also incurred a loss on factory closure aggregating $500,000 related to the March 1997 closure of its California manufacturing facility. Upon closure, the Company moved the related production requirements to its manufacturing facility in Mexico and to other independent subcontractors in the Far East, Costa Rica and the United States. The $500,000 loss included property and equipment write-downs, employee severance and other exit costs. No similar closure occurred in 1996.

     Other expense decreased from $1,241,000 in 1996 to $143,000 in 1997. The decrease resulted from a $566,000 decrease in net interest expense, primarily due to repayments on the Company's borrowings under its credit facility in 1997. In addition, in 1996 the Company incurred a loss on disposal of assets aggregating $548,000, compared with a net gain on disposal of assets of $51,000 in 1997.

     Income taxes were $3,445,000 for the year ended December 31, 1997, representing an effective income tax rate of 43.2% compared with income taxes of $2,943,000 for the year ended December 31, 1996, representing an effective income tax rate of 44.6%. The lower effective income tax rate in 1997 compared to 1996 is due to certain non-deductible expenses and losses being a lower proportion to earnings before income taxes in 1997 than in 1996. Such non-deductible items include the amortization of goodwill and losses at certain subsidiaries which are consolidated for financial reporting purposes but which are not consolidated for income tax reporting purposes.

     The Company had net earnings of $4,524,000 for the year ended December 31, 1997 as compared with net earnings of $3,656,000 for the year ended December 31, 1996, an increase of 23.7%, for the reasons discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales decreased by $496,000 or 0.5% between the years ended December 31, 1996 and 1995 due to several offsetting factors. In early 1995, the Company experienced strong sales of the Teva(R) line. However, beginning in the second quarter of 1995, the Company was impacted by the poor overall retail markets and the abundance of sports sandals in the marketplace. As a result, the Company began heavy discounting in efforts to move the resulting oversupply of 1995 Teva(R) product and was able to sell a significant portion of this excess inventory in the latter half of 1995 and the first half of 1996. This excess 1995 inventory was carried by retailers in 1996, thus negatively impacting the Company's 1996 Teva(R) sales. As a result, net sales of the Teva(R) line decreased from $55,925,000 to $43,898,000, a 21.5% decrease between the years ended December 31, 1995 and 1996, respectively. Sales of Teva(R) products represented 54.7% and 43.1% of net sales for the years ended December 31, 1995 and 1996, respectively. The Company also experienced a decrease in sales for the year ended December 31, 1996, of its Ugg(R) product line as the Company repositioned this brand toward higher-end retailers, avoiding some of the lower-end retailers which were sold to previously. Consistent with the Teva(R) and Simple(R) lines, the Company is trying to sell Ugg(R) primarily in the higher-end retail markets in an effort to promote the brand where it can command higher prices and margins. In addition, due to the unseasonably late winter in 1995, many retailers had a remaining stock of 1995 Ugg(R) products which they carried over into the fall and winter of 1996, thereby negatively impacting 1996 sales. These factors, combined with the increased competition for the brand caused net sales for Ugg(R) to decrease from $18,304,000 for the year ended December 31, 1995 to $14,831,000 for the year ended December 31, 1996, a 19.0% decrease. The decline in Ugg(R) sales was exacerbated by substantially higher costs for sheepskin and consequently higher prices charged by the Company on Ugg(R) products. Offsetting these factors, net sales of footwear under the Simple(R) product line increased 52.8% from $23,577,000 to $36,029,000 between the year ended December 31, 1995 and 1996. Simple(R) sales represented 23.0% and 35.4% of net sales for the year ended December 31, 1995 and 1996, respectively. Overall, international sales for the Company's products increased 44.9% from $16,608,000 to $24,061,000, representing 16.2% of net sales in 1995 and 23.6% in
1996. The combination of these factors led to a net decrease in the volume of footwear sold, which decreased from 3,604,000 pairs for the year ended December 31, 1995 to 3,587,000 pairs for the year ended December 31, 1996, a 0.5% decrease.

     The weighted average wholesale price per pair sold during these periods decreased from $28.17 to $27.85, or by 1.1% for the years ended December 31, 1995 and 1996, respectively. In late 1996, the Company made a decision not to carry over into 1997 certain styles of its 1996 Ugg(R) boots and as a result, it sold its remaining supply of such styles at reduced prices in December 1996. In addition, the Company reduced the prices of certain Teva(R) styles in the spring 1996 line, in order to promote a more even distribution of price points between the high and low points. The Company believes that having such an even price point distribution will place one or more styles at each desired price level. Also, the Company experienced a reduction in Ugg(R) sales, which have a higher weighted average selling price than the Company's other lines.

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

     Due to the success of Teva's(R) fourth quarter early delivery program in 1997, approximately $5 to $6 million of Teva product was shipped in the fourth quarter of 1997, which the Company believes ordinarily would have shipped in the first quarter of 1998. The Company expects that while sales for Teva(R) will increase on a season to season basis (October 1 to September 30), on a calendar basis in 1998 Teva(R) sales will be relatively flat in comparison to 1997.

     Net sales of the Simple(R) product line decreased by 19.8% from 1996 to 1997. The Company currently expects the decline to continue at least through the first half of 1998, with a potential for improvement in the latter half of the year. For the full year, the Company expects that sales of Simple(R) in 1998 will be flat to down slightly in comparison to 1997.

     Whereas Ugg(R) sales declined by 38.2% in 1997, the Company expects that sales of Ugg will increase in 1998 in comparison to 1997.

     In an effort to position the Company for growth in 1999, the Company currently plans to increase spending in 1998 on advertising, research and development, international sales operations, Teva(R) apparel infrastructure and continued improvements in the Company's management information systems. While the Company currently expects that it will fund a portion of these increased expenditures from efficiencies gained elsewhere, the Company currently expects that there will be a net increase in the Company's operating expenses as a percentage of sales in comparison to 1997.

     The foregoing forward-looking statements represent the Company's current analysis of trends and information. Actual results could be affected by a variety of factors. For example, the Company's results are directly dependent on consumer preferences, which are difficult to assess and can shift rapidly. Any shift in consumer preferences away from one or more of the Company's product lines could result in lower sales as well as obsolete inventory, both of which would adversely affect the Company's results of operations, financial condition and cash flows. The Company is also dependent on its customers continuing to carry and promote its various lines. Availability of product can also affect the Company's ability to meet its customers' orders. In addition, sales of each of the Company's different lines have historically been higher in different seasons, with the highest percentage of Teva(R) sales occurring in the first and second quarter of each year, the highest percentage of Simple(R) sales occurring in the third quarter and the highest percentage of Ugg(R) sales occurring in the fourth quarter. Consequently, the results for these product lines are highly dependent on results during these specified periods.

     Sales of the Company's products, particularly those under the Teva and Ugg lines, are very sensitive to weather conditions. In recent months, large segments of the United States, particularly on the East and West coasts, have experienced severe weather conditions due to the "El Nino" weather phenomenon. The effects of such weather conditions cannot be determined by the Company.

     In addition, the Company's ability to maintain or expand its European distribution could be impacted by the European Commission's 1997 enactment of anti-dumping duty provisions on certain types of footwear produced in China, if it is determined that certain styles of the Company's footwear fall under such anti-dumping provisions. See "Risks of Foreign Operations/Restrictions on Imports."

     The Company cautions the reader not to rely on the forward-looking statements in this section. They merely represent the Company's current assessment of trends and information and may not be indicative of actual future results. The Company disclaims any intent or obligation to update these forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, working capital was $39,222,000 including $3,238,000 of cash and cash equivalents. Cash provided by operating activities aggregated $8,901,000 for the year ended December 31, 1997.

     The Company has a revolving credit facility with a bank (the "Facility"), providing a maximum borrowing availability of $25,000,000, with an amended credit availability of $30,000,000 from March 16, 1998 to May 31, 1998. The Facility also requires the Company to pay down the outstanding balance to less than $2,500,000 for at least thirty consecutive days during each of the thirteen month periods ending January 31, 1999 and 2000. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.5% at December 31, 1997) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. As of December 31, 1997, the Company had borrowed $7,300,000 under the Facility and had approximately $14,956,000 available for borrowings.

     The agreement underlying the Facility includes certain restrictive covenants which, among other things, require the Company to maintain certain financial tests. The Company was in compliance as of December 31, 1997.

     The Company has an agreement with a supplier, Prosperous Dragon, to provide financing for the original startup and the expansion of the supplier's operations, of which $2,466,000 was outstanding at December 31, 1997 ($966,000 net of allowance). The note is secured by all assets of the supplier and bears interest at the prime rate (8.5% at December 31, 1997) plus 1%.

     Capital expenditures totaled $1,731,000 for the year ended December 31, 1997. The Company's capital expenditures related primarily to continued upgrades to the Company's computer systems, leasehold improvements at the facilities which the Company moved into in December 1996, and production molds for new product styles. The Company currently has no material future commitments for capital expenditures.

     A portion of the purchase price for Ugg Holdings, Inc. included periodic payments through the year 2000, some of which were based on formulas tied to net sales and earnings before taxes. In 1997, some of the former shareholders of Ugg Holdings gave notice of a demand for arbitration regarding the periodic payments and in September 1997, the Company and the former Ugg shareholders arrived at a settlement agreement. In addition, the remaining former Ugg shareholders who were not a party to the arbitration agreed to accept the same economic terms as those involved in the arbitration. Under the terms of the settlement, the Company and all former shareholders of Ugg agreed to final payments aggregating $2.6 million. Of this, approximately $600,000 was paid in December 1997 and the balance of $2,000,000 was paid in January 1998. These payments replaced all future earn-out payments that were to be paid through the year 2000 in accordance with the original acquisition agreement, including the $500,000 final payment. The corresponding increase to goodwill has been reflected in the December 31, 1997 consolidated financial statements.

     In February 1998, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under its existing stock repurchase program from 900,000 shares to 1,200,000 shares. Such repurchases shall occur from time to time in open market or in privately negotiated transactions, subject to price and market conditions. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000 and 330,000 shares in 1997 for cash consideration of $2,581,000.

     The Company believes that internally generated funds, the available borrowings under its existing credit facilities and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements.

YEAR 2000 ISSUE

     The Year 2000 issue results from computer programs written using two digits to identify the year in the date field. These computer programs were designed and developed without consideration of the impact of the upcoming change in the century. If not corrected, those programs could create erroneous information by or at the year 2000.

     The Company is assessing the internal readiness of its computer systems for handling the Year 2000 issue. The Company expects to implement the systems and programming changes necessary to address Year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000 issues, and the Company's inability to implement such systems and changes in a timely manner could have an adverse effect on future results of operations.

     The Company is in the process of evaluating the extent to which the Company is vulnerable to third parties' failure to address their own Year 2000 issues. Those parties include customers, suppliers and other third party business partners. The Company has not yet completed a review process with respect to these third parties. As a result, the Company cannot determine at this time the extent, if any, to which the Company may be exposed to financial risk from the inability of the Company's customers, suppliers and other business partners to remediate their own Year 2000 issues.

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

RECENTLY ISSUED PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." FAS No. 130 establishes standards for reporting and display of comprehensive income and its components. FAS No. 131 supersedes previous reporting requirements for reporting on segments of a business enterprise. FAS No. 130 and FAS No. 131 are effective for periods beginning after December 15, 1997. Accordingly, the Company plans to implement these two standards during 1998. Management does not anticipate that the disclosure requirements of the above Statements will have a material impact on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) and page 26 for an index to the consolidated financial statements and supplementary information included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Consolidated Financial Statements:
  Independent Auditors' Report..............................      27
  Consolidated Balance Sheets as of December 31, 1996 and
     1997...................................................      28
  Consolidated Statements of Earnings for each of the years
     in the three-year period ended December 31, 1997.......      29
  Consolidated Statements of Stockholders' Equity for each
     of the years in the three-year period ended December
     31, 1997...............................................      30
  Consolidated Statements of Cash Flows for each of the
     years in the three-year period ended December 31,
     1997...................................................      31
  Notes to Consolidated Financial Statements................      32

                                                              SCHEDULE
                                                              --------
Consolidated Financial Statement Schedule:
  Valuation and Qualifying Accounts.........................      43

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
February 13, 1998

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

                                     ASSETS

                                                                 1996           1997
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 1,287,000    $ 3,238,000
  Trade accounts receivable, less allowance for doubtful
     accounts of $1,292,000 and $1,092,000 as of December
     31, 1996 and 1997, respectively........................   17,866,000     23,037,000
  Inventories (note 4)......................................   24,930,000     18,979,000
  Prepaid expenses and other current assets.................    3,643,000      2,190,000
  Deferred tax assets (note 8)..............................    1,622,000      1,357,000
                                                              -----------    -----------
          Total current assets..............................   49,348,000     48,801,000
Property and equipment, at cost, net (note 5)...............    2,794,000      2,509,000
Intangible assets, less applicable amortization.............   20,805,000     21,866,000
Note receivable from supplier, net (note 7).................    1,838,000        966,000
Other assets, net...........................................      112,000        551,000
                                                              -----------    -----------
                                                              $74,897,000    $74,693,000
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (note 2)....................................  $        --    $ 2,000,000
  Current installments of long-term debt (note 6)...........       99,000        107,000
  Trade accounts payable....................................    5,494,000      3,629,000
  Accrued bonuses...........................................      957,000      1,095,000
  Other accrued expenses....................................    2,085,000      2,726,000
  Income taxes payable (note 8).............................      983,000         22,000
                                                              -----------    -----------
          Total current liabilities.........................    9,618,000      9,579,000
                                                              -----------    -----------
Long-term debt, less current installments (note 6)..........   10,290,000      7,983,000
Commitments and contingencies (notes 6, 10 and 11)
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. Authorized 5,000,000
     shares; none issued....................................           --             --
  Common stock, $.01 par value. Authorized 20,000,000
     shares; issued 9,283,556 and outstanding 8,983,556 at
     December 31, 1996; issued 9,419,431 and outstanding
     8,789,431 at December 31, 1997.........................       90,000         88,000
  Additional paid-in capital................................   26,790,000     25,034,000
  Retained earnings.........................................   28,109,000     32,633,000
                                                              -----------    -----------
                                                               54,989,000     57,755,000
  Less note receivable from stockholder/officer.............           --       (624,000)
                                                              -----------    -----------
          Total stockholders' equity........................   54,989,000     57,131,000
                                                              -----------    -----------
                                                              $74,897,000    $74,693,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

                                                       1995            1996            1997
                                                   ------------    ------------    ------------
Net sales (notes 10 and 12)......................  $102,334,000    $101,838,000    $106,713,000
Cost of sales....................................    65,856,000      61,009,000      62,453,000
                                                   ------------    ------------    ------------
          Gross profit...........................    36,478,000      40,829,000      44,260,000
Selling, general and administrative expenses.....    32,373,000      32,989,000      35,648,000
Loss on factory closure (note 3).................            --              --         500,000
                                                   ------------    ------------    ------------
          Earnings from operations...............     4,105,000       7,840,000       8,112,000
Other expense (income):
  Interest expense, net..........................       797,000         910,000         344,000
  (Gain) loss on disposal of assets..............       583,000         548,000         (51,000)
  Minority interest in net loss of unconsolidated
     subsidiary..................................        (4,000)        (55,000)        (45,000)
  Miscellaneous expense (income).................         6,000        (162,000)       (105,000)
                                                   ------------    ------------    ------------
          Earnings before income taxes...........     2,723,000       6,599,000       7,969,000
Income taxes (note 8)............................     1,287,000       2,943,000       3,445,000
                                                   ------------    ------------    ------------
          Net earnings...........................  $  1,436,000    $  3,656,000    $  4,524,000
                                                   ============    ============    ============
Net earnings per share (note 1):
  Basic..........................................  $        .13    $        .40    $        .50
  Diluted........................................           .13             .39             .50
                                                   ============    ============    ============
Weighted average shares (note 1):
  Basic..........................................     9,324,000       9,248,000       8,961,000
  Diluted........................................     9,352,000       9,292,000       9,012,000
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

                                             COMMON STOCK       ADDITIONAL                   STOCKHOLDER/         TOTAL
                                          -------------------     PAID-IN      RETAINED         OFFICER       STOCKHOLDERS'
                                           SHARES     AMOUNT      CAPITAL      EARNINGS     NOTE RECEIVABLE      EQUITY
                                          ---------   -------   -----------   -----------   ---------------   -------------
Balance at December 31, 1994............  9,630,925   $96,000   $33,807,000   $23,017,000      $      --       $56,920,000
Common stock repurchased................   (400,000)   (4,000)   (4,896,000)           --             --        (4,900,000)
Common stock issuance under stock
  incentive plan........................     11,450        --        29,000            --             --            29,000
Net earnings............................         --        --            --     1,436,000             --         1,436,000
                                          ---------   -------   -----------   -----------      ---------       -----------
Balance at December 31, 1995............  9,242,375    92,000    28,940,000    24,453,000             --        53,485,000
Common stock repurchased................   (300,000)   (2,000)   (2,388,000)           --             --        (2,390,000)
Common stock issuance under stock
  incentive plan........................     11,000        --        66,000            --             --            66,000
Common stock issued under the employee
  stock purchase plan...................     17,008        --        86,000            --             --            86,000
Noncash stock compensation..............     13,173        --        86,000            --             --            86,000
Net earnings............................         --        --            --     3,656,000             --         3,656,000
                                          ---------   -------   -----------   -----------      ---------       -----------
Balance at December 31, 1996............  8,983,556    90,000    26,790,000    28,109,000             --        54,989,000
Common stock repurchased................   (330,000)   (3,000)   (2,578,000)           --             --        (2,581,000)
Common stock issuance under stock
  incentive plan........................    126,000     1,000       771,000            --       (624,000)          148,000
Common stock issued under the employee
  stock purchase plan...................      9,875        --        51,000            --             --            51,000
Net earnings............................         --        --            --     4,524,000             --         4,524,000
                                          ---------   -------   -----------   -----------      ---------       -----------
Balance at December 31, 1997............  8,789,431   $88,000    25,034,000    32,633,000       (624,000)       57,131,000
                                          =========   =======   ===========   ===========      =========       ===========

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

                                                                  1995           1996           1997
                                                              ------------    -----------    -----------
Cash flows from operating activities:
  Net earnings..............................................  $  1,436,000    $ 3,656,000    $ 4,524,000
                                                              ------------    -----------    -----------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation of property and equipment..................     1,045,000      1,338,000      1,235,000
    Amortization of intangible assets.......................       672,000        965,000      1,271,000
    Provision for doubtful accounts.........................     2,426,000      2,587,000        966,000
    (Gain) loss on disposal of assets.......................       583,000        548,000        (51,000)
    Loss on factory closure.................................            --             --        500,000
    Stock compensation......................................        17,000         86,000         84,000
    Minority interest in net loss of unconsolidated
      subsidiary............................................        (4,000)       (55,000)       (45,000)
    Changes in assets and liabilities (net of effects of
      acquisitions and dispositions):
    (Increase) decrease in:
      Trade accounts receivable.............................    (2,501,000)         5,000     (5,114,000)
      Other receivables.....................................        25,000        258,000       (461,000)
      Inventories...........................................     9,588,000     (5,374,000)     5,951,000
      Prepaid expenses and other current assets.............       200,000     (1,101,000)     1,448,000
      Deferred tax assets...................................      (632,000)       403,000        265,000
      Refundable income taxes...............................    (2,841,000)     2,969,000             --
      Note receivable from supplier.........................       833,000          1,000        372,000
      Other assets..........................................    (1,025,000)      (877,000)      (159,000)
    Increase (decrease) in:
      Trade accounts payable................................    (2,117,000)     2,474,000     (1,870,000)
      Accrued expenses......................................    (1,286,000)        55,000        948,000
      Income taxes payable..................................    (1,558,000)       983,000       (963,000)
                                                              ------------    -----------    -----------
         Total adjustments..................................     3,425,000      5,265,000      4,377,000
                                                              ------------    -----------    -----------
         Net cash provided by operating activities..........     4,861,000      8,921,000      8,901,000
                                                              ------------    -----------    -----------
Cash flows from investing activities:
  Net proceeds from securities transactions.................  $  4,850,000    $        --    $        --
  Purchase of property and equipment........................    (1,850,000)    (1,407,000)    (1,731,000)
  Cash paid for acquisitions, net of cash received..........   (11,200,000)      (495,000)      (954,000)
  Cash advanced to Ugg related to acquisition...............    (3,000,000)            --             --
                                                              ------------    -----------    -----------
         Net cash used in investing activities..............   (11,200,000)    (1,902,000)    (2,685,000)
                                                              ------------    -----------    -----------
Cash flows from financing activities:
  Proceeds from (repayments of) notes payable and long-term
    debt....................................................    11,576,000     (4,891,000)    (1,799,000)
  Cash received from issuances of common stock..............        13,000        152,000        739,000
  Cash paid for repurchases of common stock.................    (4,900,000)    (2,390,000)    (2,581,000)
  Cash paid for purchase of stock option....................            --     (1,825,000)            --
  Cash paid to stockholder/officer..........................            --             --       (624,000)
                                                              ------------    -----------    -----------
         Net cash provided by (used in) financing
           activities.......................................     6,689,000     (8,954,000)    (4,265,000)
                                                              ------------    -----------    -----------
         Net increase (decrease) in cash and cash
           equivalents......................................       350,000     (1,935,000)     1,951,000
Cash and cash equivalents at beginning of year..............     2,872,000      3,222,000      1,287,000
                                                              ------------    -----------    -----------
Cash and cash equivalents at end of year....................  $  3,222,000    $ 1,287,000    $ 3,238,000
                                                              ============    ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................       615,000        874,000        524,000
    Income taxes............................................  $  6,143,000    $   480,000    $ 3,437,000
                                                              ============    ===========    ===========

     Supplemental disclosure of noncash investing and financing activities -- In connection with the Ugg shareholder settlement in 1997, the Company incurred $2,000,000 of debt which was allocated to goodwill.
          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company and Basis of Presentation

     The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company designs, manufactures and markets innovative function-oriented footwear and apparel, developed specifically for high-performance outdoor, sports and other lifestyle-related activities as well as for casual use. The Company's products are offered under the Teva, Simple, Ugg and Picante brand names.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

  Revenue Recognition

     Revenue is recognized upon shipment of the merchandise. Allowances for estimated returns and discounts are provided when related revenue is recorded.

  Long-Lived Assets

     It is the Company's policy to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that it may be impaired. If this review indicates that the long-lived assets will not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value based on discounted cash flows. As a result, the Company has determined that its long-lived assets are not impaired as of December 31, 1996 and 1997.

  Depreciation and Amortization

     Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from three to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter.

     Goodwill and other intangibles are amortized on the straight-line basis over periods of 20 to 30 years, and 5 to 15 years, respectively. Accumulated amortization at December 31, 1996 and 1997 was $1,444,000 and $2,676,000,
respectively.

  Fair Value of Financial Instruments

     The fair values of the Company's cash, trade accounts receivable, other receivables, prepaid expenses and other current assets, trade accounts payable, accrued expenses and current notes payable approximate the carrying values due to the relatively short maturities of these instruments.

     The fair value of the Company's revolving credit line approximates the carrying value due to variable interest rates associated with the credit line.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1997

     The fair values of the Company's other notes payable are estimated by discounting future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers. The fair values of these notes approximate the carrying value.

  Stock Compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), effective January 1, 1996, and has elected to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure requirements. The adoption of FAS 123 has had no impact on the Company's financial position or results of operations.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

  Research and Development Costs

     Research and development costs are charged to expense as incurred. Such costs amounted to $1,509,000, $1,546,000 and $1,780,000 in 1995, 1996 and 1997,
respectively.

  Advertising Costs

     The Company expenses the cost of advertising as incurred. Advertising expense charged to operations for the years ended 1995, 1996 and 1997 is $4,594,000, $4,738,000 and $4,096,000, respectively.

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

  Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share." FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS have been restated to conform with the provisions of FAS 128. The adoption of FAS 128 did not have a material impact on the Company's earnings per share calculations.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1997

     The reconciliations of basic to diluted weighted average shares are as follows:

                                            1995          1996          1997
                                         ----------    ----------    ----------
Net earnings used for basic and diluted
  earnings per share...................  $1,436,000    $3,656,000    $4,524,000
                                         ==========    ==========    ==========
Weighted average shares used in basic
  computation..........................   9,324,000     9,248,000     8,961,000
Dilutive stock options.................      28,000        44,000        51,000
                                         ----------    ----------    ----------
     Weighted average shares used for
       diluted computation.............   9,352,000     9,292,000     9,012,000
                                         ==========    ==========    ==========

     Options to purchase 582,000, 430,000 and 572,000 shares of common stock at prices ranging from $9.50 to $15.00, $7.00 to $15.00 and $7.50 to $15.00 were outstanding during 1995, 1996 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

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

(2) ACQUISITIONS

     Effective August 1, 1995, the Company acquired all of the issued and outstanding shares of Ugg Holdings, Inc. and subsidiaries (Ugg), which manufactures and markets a line of sheepskin footwear, for cash consideration of $12.2 million (including out-of-pocket expense of $200,000) and a note payable to sellers of $500,000. Additionally, the Company was required to make future payments equal to 2 1/2% of net sales of Ugg, as defined in the agreement for the years ended March 31, 1996 through March 31, 2000, plus an amount equal to earnings before income taxes for Ugg for the year ended March 31, 1996 (collectively referred to as the earn-out payments). Pursuant to this provision, the Company paid additional cash consideration of $495,000 in 1996 and $351,000 in 1997. During 1997, the former shareholders of Ugg gave notice of a demand for arbitration regarding the earn-out payments, asserting that additional payments were due them. In September 1997, the Company and the former Ugg shareholders reached an agreement. In addition, the remaining Ugg shareholders who were not a party to the arbitration agreed to accept the same economic terms as those involved in the arbitration. The settlement called for total payments of $2.6 million to be made to the former shareholders, thus eliminating any future due payments. As of December 31, 1997, the Company had unpaid notes payable to the former shareholders of $2 million, which were paid in full in January 1998. These amounts are included in the overall purchase price and allocated to goodwill. During 1997, the Company incurred legal and other administrative costs associated with the arbitration aggregating $607,000. Such costs were charged to operations as incurred. This acquisition was accounted for as a purchase and the results of Ugg's operations are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired aggregating $17,505,000 has been recorded as goodwill and is being amortized over 30 years.

     In connection with the acquisition of Simple Shoes, Inc. (Simple) in 1994, the founder and President of Simple (the Founder) retained an option to acquire up to a 10% interest in Simple. On April 4, 1996, the Company entered into an agreement, effective January 1, 1996, to reacquire such option from the Founder for

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1997

$2,500,000, less the $300,000 exercise price of the option. The Company allocated the entire purchase price to goodwill, which is being amortized over the remaining 18-year life of the goodwill.

(3) FACTORY CLOSURE

     In March 1997, the Company closed its California manufacturing facility. The Company moved the related production requirements to its manufacturing facility in Mexico and to other independent subcontractors in the Far East, Costa Rica and the United States. In connection with the closure, the Company incurred property and equipment write-downs, employee severance and other exit costs aggregating $500,000.

(4) INVENTORIES

     Inventories are summarized as follows:

                                                       1996           1997
                                                    -----------    -----------
Finished goods....................................  $20,494,000    $14,081,000
Work in process...................................    1,197,000      1,189,000
Raw materials.....................................    3,239,000      3,709,000
                                                    -----------    -----------
          Total inventories.......................  $24,930,000    $18,979,000
                                                    ===========    ===========

(5) PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                         1996          1997
                                                      ----------    ----------
Machinery and equipment.............................  $4,322,000    $4,328,000
Furniture and fixtures..............................     537,000       529,000
Leasehold improvements..............................     232,000       560,000
                                                      ----------    ----------
                                                       5,091,000     5,417,000
Less accumulated depreciation and amortization......   2,297,000     2,908,000
                                                      ----------    ----------
          Net property and equipment................  $2,794,000    $2,509,000
                                                      ==========    ==========

(6) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                        1996           1997
                                                     -----------    ----------
Revolving credit line, secured by all the assets of
  the Company......................................  $ 9,000,000    $7,300,000
Unsecured note payable in quarterly installments of
  $41,700, including interest at a rate of 7.93%,
  due December 2003................................      889,000       790,000
Other unsecured notes payable......................      500,000            --
                                                     -----------    ----------
                                                      10,389,000     8,090,000
Less current installments..........................       99,000       107,000
                                                     -----------    ----------
                                                     $10,290,000    $7,983,000
                                                     ===========    ==========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1997

     The aggregate maturities of long-term debt as of December 31, 1997 are as follows:

1998.............................  $  107,000
1999.............................   7,416,000
2000.............................     125,000
2001.............................     136,000
2002.............................     147,000
Thereafter.......................     159,000
                                   ----------
                                   $8,090,000
                                   ==========

     The revolving credit agreement with a bank, as amended, permits borrowings up to $25,000,000 (with an amended credit availability of $30,000,000 from March 16, 1998 to May 31, 1998) under a revolving credit facility for working capital and general corporate purposes, expiring August 1, 2000. The Facility also requires the Company to reduce the outstanding balance to less than $2,500,000 for at least thirty consecutive days during the thirteen month periods ending January 31, 1999 and 2000. Borrowings bear interest at the bank's prime rate (8.5% at December 31, 1997) plus up to .25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. As of December 31, 1997, outstanding letters of credit aggregated $2,744,000 and the Company had $14,956,000 available for borrowings under the line of credit. The agreement underlying these credit facilities includes certain restrictive covenants which, among other things, require the Company to meet certain financial tests. At December 31, 1997, the Company was in compliance with the terms of the agreement.

(7) NOTE RECEIVABLE FROM SUPPLIER

     The Company has an Equipment Purchase and Loan Agreement, as amended, with a Hong Kong supplier (the Supplier) to provide up to $4,000,000 of financing. The Supplier produces completed footwear and footwear components for sale to Holbrook, Ltd., a wholly owned subsidiary of the Company (Holbrook). The note is secured by all the assets of the Supplier and bears interest at prime (8.5% at December 31, 1997) plus 1%. The outstanding balance of the note is being repaid primarily through Company purchases of goods from the Supplier. In connection with this agreement, the Supplier is prohibited from manufacturing any products for any person other than Holbrook without Holbrook's prior consent. In addition, a key employee of Holbrook is the son of the owner of the Supplier. This employee is entitled to receive a bonus of up to 24% of certain net profits of Holbrook when the loan is fully repaid. The outstanding balance under the note at December 31, 1996 and 1997 was $2,838,000 and $2,466,000, respectively. Additionally, the Company has a valuation allowance related to the note of $1,000,000 and $1,500,000 at December 31, 1996 and 1997, respectively.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1997

(8) INCOME TAXES

     Components of income taxes are as follows:

                                         FEDERAL        STATE         TOTAL
                                         -------        -----         -----
1995:
  Current.............................  $1,683,000    $ 620,000    $ 2,303,000
  Deferred............................    (800,000)    (216,000)    (1,016,000)
                                        ----------    ---------    -----------
                                        $  883,000    $ 404,000    $ 1,287,000
                                        ==========    =========    ===========
1996:
  Current.............................  $2,018,000    $ 614,000    $ 2,632,000
  Deferred............................     263,000       48,000        311,000
                                        ----------    ---------    -----------
                                        $2,281,000    $ 662,000    $ 2,943,000
                                        ==========    =========    ===========
1997:
  Current.............................  $3,108,000    $ 900,000    $ 4,008,000
  Deferred............................    (509,000)     (54,000)      (563,000)
                                        ----------    ---------    -----------
                                        $2,599,000    $ 846,000    $ 3,445,000
                                        ==========    =========    ===========

     Actual income taxes differ from that obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows:

                                            1995          1996          1997
                                         ----------    ----------    ----------
Computed "expected" tax expense........  $  927,000    $2,244,000    $2,710,000
State income taxes, net of Federal
  income tax benefit...................     170,000       405,000       492,000
Other..................................     190,000       294,000       243,000
                                         ----------    ----------    ----------
                                         $1,287,000    $2,943,000    $3,445,000
                                         ==========    ==========    ==========

     Deferred income tax (benefit) expense resulted from the following for the years ended December 31, 1995, 1996 and 1997:

                                            1995          1996         1997
                                         -----------    ---------    ---------
Inventory obsolescence.................  $  (920,000)   $ 401,000    $   8,000
State income taxes.....................      276,000     (100,000)    (134,000)
Accrued expenses.......................     (259,000)    (213,000)    (211,000)
Goodwill...............................      312,000       18,000       18,000
Bad debt reserve.......................     (458,000)     214,000     (282,000)
Other..................................       33,000       (9,000)      38,000
                                         -----------    ---------    ---------
                                         $(1,016,000)   $ 311,000    $(563,000)
                                         ===========    =========    =========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1997

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1997 are presented below:

                                                         1996          1997
                                                      ----------    ----------
Deferred tax assets:
  Uniform capitalization adjustment to inventory....  $  181,000    $  144,000
  Inventory obsolescence reserve....................     129,000            --
  Bad debt and other reserves.......................   1,326,000     1,547,000
  State income taxes................................     296,000       275,000
  Preacquisition net operating loss of acquired
     subsidiary.....................................     571,000       268,000
                                                      ----------    ----------
          Total gross deferred tax assets...........   2,503,000     2,234,000
  Less valuation allowance..........................    (571,000)     (268,000)
                                                      ----------    ----------
          Net deferred tax assets...................   1,932,000     1,966,000
                                                      ----------    ----------
Deferred tax liabilities:
  Depreciation......................................      80,000        27,000
  Goodwill..........................................     230,000       248,000
  Accounts receivable - mark-to-market adjustment...          --       334,000
                                                      ----------    ----------
          Total deferred tax liabilities............     310,000       609,000
                                                      ----------    ----------
          Net deferred tax assets...................  $1,622,000    $1,357,000
                                                      ==========    ==========

     Management believes it is more likely than not that the results of future operations and available loss carryback provisions will generate sufficient taxable income to realize the net deferred tax assets. Any subsequently recognized tax benefits related to the valuation allowance, which relates entirely to preacqusition net operating loss carryforwards, will be applied to reduce the related goodwill.

(9) STOCKHOLDERS' EQUITY

     In February 1998, the Company amended the 1993 Stock Incentive Plan (1993
Plan) subject to stockholder approval. Under the terms of the amended 1993 Plan, 2,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants or other rights to acquire stock. Under the 1993 Plan, 24,173 and 126,000 shares of common stock were issued in 1996 and 1997, respectively, including 100,000 shares issued to an officer of the Company, which was financed through the issuance of a note receivable to such officer (bearing interest at 6.39%, secured by the underlying Company stock as well as any accrued bonuses or severance, with principal and interest due April 18, 2002 or upon termination of employment) and common stock options exercised as noted below.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1997

     Common stock option activity under the 1993 Plan for the years ended December 31, 1996 and 1997 is as follows:

                                                                     WEIGHTED-
                                                                      AVERAGE
                                                        SHARES     EXERCISE PRICE
                                                       --------    --------------
Outstanding at December 31, 1994.....................   187,500        $9.98
Granted..............................................   739,000         9.78
Exercised............................................   (10,250)        1.13
Canceled.............................................  (172,000)       12.13
                                                       --------
Outstanding at December 31, 1995.....................   744,250         5.38
Granted..............................................    98,500         6.98
Exercised............................................   (11,000)        5.95
Canceled.............................................  (218,000)       10.75
                                                       --------
Outstanding at December 31, 1996.....................   613,750         8.59
Granted..............................................   237,500         7.96
Exercised............................................   (26,000)        5.65
Canceled.............................................  (108,000)        9.08
                                                       --------
Outstanding at December 31, 1997.....................   717,250         8.42
                                                       ========        =====
Options exercisable at December 31, 1997.............   353,216        $8.43
                                                       ========        =====

     The per share weighted average fair value of stock options granted during 1996 and 1997 was $3.92 and $4.44 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
1995 -- expected dividend yield of 0%, stock volatility of 48.4%, risk-free interest rate of 6.5% and expected life of seven years. 1996 -- expected dividend yield of 0%, stock volatility of 48.4%, risk-free interest rate of 5.9%, and an expected life of seven years. 1997 -- expected dividend yield of 0%, stock volatility of 43.3%, risk-free interest rate of 6.1%, and an expected life of seven years.

     The Company applies APB Opinion No. 25 in accounting for its plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings would have been reduced to the pro forma amounts below:

                                              1995          1996         1997
                                           ----------    ----------   ----------
Pro forma net earnings...................  $1,034,000    $3,281,000   $4,318,000
                                           ==========    ==========   ==========
Pro forma net earnings per share:
  Basic..................................  $      .11    $      .35   $      .48
  Diluted................................         .11           .35          .48

     Pro forma net earnings reflect only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under FAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of up to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

     In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (1995 Plan). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan, 100,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1997

employees to purchase the Company's common stock at a discount below fair market value, as defined by the 1995 Plan. Under the 1995 Plan, 17,008 and 9,875 shares were issued in 1996 and 1997, respectively.

     In February 1998, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under its existing stock repurchase program, from 900,000 shares to 1,200,000 shares. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000 and 330,000 shares in 1997 for cash consideration of $2,581,000.

(10) LICENSING AGREEMENT

     The Company has the exclusive rights to manufacture and distribute the Teva product line through August 31, 2001. The Company is required to pay royalties to the licensor at rates ranging from 5% to 6 1/2% on the net sales of most Teva products, depending on sales levels and 3% to 4 1/2% of net sales of certain styles, depending on sales levels. The Company is required to pay minimum annual royalties ranging from $420,000 to $820,000 over the license period. In addition, the Company is obligated to pay minimum annual advertising costs of 3.5% to 4% of net sales of Teva products, depending on sales levels, reducing to a range of 2.64% to 3.14% during the period from September 1995 to August 1997, depending on sales levels.

     Royalty expense related to Teva sales is included in selling, general and administrative expenses in the accompanying consolidated financial statements and was $2,489,000, $2,281,000 and $3,503,000 during the years ended December 31, 1995, 1996 and 1997, respectively. Advertising expense, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements, related to Teva sales was $2,425,000, $2,177,000 and $1,960,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

     The sale of sandals under the Teva product line generated approximately 55%, 43% and 58% of the Company's revenues during the years ended December 31, 1995, 1996 and 1997, respectively.

(11) COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating lease agreements which expire through December 2001.

     Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
  1998...........................  $1,017,000
  1999...........................     919,000
  2000...........................     891,000
  2001...........................     820,000
                                   ==========

     Total rent expense for the years ended December 31, 1995, 1996 and 1997 was approximately $945,000, $1,207,000 and $1,153,000 respectively.

     An action was brought against the Company in 1995 whereby the plaintiff alleges, among other things, that the Company violated certain non-disclosure agreements and infringed purported trade secrets regarding certain footwear products and capitalized on the information by developing a competing product and incorporating certain concepts or technologies into other product lines. The complaint seeks specified damages of $15 million and other unspecified damages. The Company believes such claims are without merit. The Company anticipates that this matter will proceed to trial in 1998. The Company has contested, and intends to continue contesting this claim vigorously. A motion for summary judgment seeking dismissal of this matter is

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1997

pending. The Company does not anticipate that the ultimate outcome of the complaint will have a material adverse effect upon the Company's financial position, results of operations or cash flows.

     The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

     The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that two of the most popular Teva styles, the Valkyrie and the Storm, are covered by this anti-dumping duty legislation. The Company does not believe that these styles are covered by the legislation and is working with Customs to resolve the situation. In the event that Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties for 1997. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company could have to cease shipping such styles from China into Europe in the future or could have to begin to source these styles from countries not covered by the legislation. At this time the Company is unable to predict the outcome of this matter and the effect, if any, on the Company's consolidated financial statements.

(12) CONCENTRATION OF BUSINESS AND CREDIT RISK AND SIGNIFICANT CUSTOMERS

     The Company sells its footwear products principally to customers throughout the United States. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia and Asia. Export sales to unaffiliated customers were 16.2%, 23.6% and 25.0% of net sales for the years ended December 31, 1995, 1996 and 1997, respectively. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. At December 31, 1996 and 1997, the Company had no customers exceeding 10% of total annual sales or trade accounts receivable.

     The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The Company believes that it has acted to reduce these risks by diversifying manufacturing among various countries and within those countries, among various factories. To date, these factors have not had a material adverse impact on the Company's operations.

(13) QUARTERLY SUMMARY OF INFORMATION (UNAUDITED)

     Summarized unaudited financial data are as follows:

                                                               1996
                                      ------------------------------------------------------
                                       MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                      -----------   -----------   ------------   -----------
Net sales...........................  $28,772,000   $27,550,000   $23,485,000    $22,031,000
Gross profit........................   12,590,000    11,095,000     9,194,000      7,950,000
Net earnings........................    1,479,000     1,024,000       567,000        586,000
                                      ===========   ===========   ===========    ===========
Net earnings per share:
  Basic.............................  $       .16   $       .11   $       .06    $       .06
  Diluted...........................          .16           .11           .06            .06
                                      ===========   ===========   ===========    ===========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1997

                                                               1997
                                      ------------------------------------------------------
                                       MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                      -----------   -----------   ------------   -----------
Net sales...........................  $34,441,000   $28,103,000   $20,783,000    $23,386,000
Gross profit........................   14,950,000    12,532,000     7,330,000      9,448,000
Net earnings........................    1,990,000     1,589,000       468,000        477,000
                                      ===========   ===========   ===========    ===========
Net earnings per share:
  Basic.............................  $       .22   $       .18   $       .05    $       .05
  Diluted...........................          .22           .18           .05            .05
                                      ===========   ===========   ===========    ===========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

                                             BALANCE AT
                                            BEGINNING OF                                 BALANCE AT
               DESCRIPTION                     PERIOD       ADDITIONS     DEDUCTIONS    END OF PERIOD
               -----------                  ------------    ----------    ----------    -------------
Year ended December 31, 1995:
  Allowance for doubtful accounts.........   $  622,000     $2,426,000    $  423,000     $2,625,000
  Reserve for sales discounts.............      462,000        626,000       874,000        214,000
  Reserve for inventory obsolescence......      100,000      4,136,000       421,000      3,815,000
                                             ==========     ==========    ==========     ==========

Year ended December 31, 1996:
  Allowance for doubtful accounts.........   $2,625,000     $1,587,000    $2,920,000     $1,292,000
  Reserve for sales discounts.............      214,000        482,000       555,000        141,000
  Reserve for inventory obsolescence......    3,815,000        574,000     3,375,000      1,014,000
  Allowance for doubtful note
     receivable...........................           --      1,000,000            --      1,000,000
                                             ==========     ==========    ==========     ==========

Year ended December 31, 1997:
  Allowance for doubtful accounts.........   $1,292,000     $  466,000    $  666,000     $1,092,000
  Reserve for sales discounts.............      141,000        492,000       377,000        256,000
  Reserve for inventory obsolescence......    1,014,000      1,594,000     1,040,000      1,568,000
  Allowance for doubtful note
     receivable...........................    1,000,000        500,000            --      1,500,000
                                             ==========     ==========    ==========     ==========

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors and Executive Officers of the Registrant is set forth in the Company's definitive proxy statement relating to the Registrant's 1998 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1997, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to Executive Compensation is set forth in the Company's definitive proxy statement relating to the Registrant's 1998 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1997, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the Company's definitive proxy statement relating to the Registrant's 1998 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1997, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to Certain Relationships and Related Transactions is set forth in the Company's definitive proxy statement relating to the Registrant's 1998 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1997, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 26 hereof.

     (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K:

     (1) Form 8-K filed on October 1, 1997 (Item 5 -- reporting the settlement reached in arbitration involving a group of former shareholders of Ugg Holdings, including the related press release dated September 22, 1997).

     (c) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 26 hereof.

     (d)  Exhibits

  EXHIBIT
  -------
  2.1       Certificate of Ownership and Merger Merging Deckers
            Corporation into Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant's Registration Statement on Form S-1, File
            No. 33-67248 and incorporated by reference herein)
  3.1       Amended and Restated Certificate of Incorporation of Deckers
            Outdoor Corporation. (Exhibit 3.1 to the Registrant's
            Registration Statement on Form S-1, File No. 33-67248 and
            incorporated by reference herein)
  3.2       Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2
            to the Registrant's Registration Statement on Form S-1, File
            No. 33-67248 and incorporated by reference herein)
  10.1      License Agreement, dated as of March 13, 1991, by and
            between Mark Thatcher d/b/a Teva Sport Sandals and Deckers
            Corporation. (Exhibit 10.1 to the Registrant's Registration
            Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
  10.2      License Agreement for Europe, dated as of November 15, 1991, by and between Mark Thatcher d/b/a Teva Sport Sandals and
            Deckers Corporation. (Exhibit 10.2 to the Registrant's
            Registration Statement on Form S-1, File No. 33-67248 and
            incorporated by reference herein)
  10.3      Letter Amendment to License Agreement, dated as of December
            3, 1992, by and between Mark Thatcher d/b/a Teva Sport
            Sandals and Deckers Corporation. (Exhibit 10.3 to the
            Registrant's Registration Statement on Form S-1, File No.
            33-67248 and incorporated by reference herein)
  10.4      License Agreement Amendment for U.S. License, dated as of
            August 5, 1993, by and between Mark Thatcher d/b/a Teva
            Sport Sandals and Deckers Corporation. (Exhibit 10.4 to the
            Registrant's Registration Statement on Form S-1, File No.
            33-67248 and incorporated by reference herein)
  10.5      License Agreement Amendment for Europe, dated as of August
            5, 1993, by and between Mark Thatcher d/b/a Teva Sport
            Sandals and Deckers Corporation. (Exhibit 10.5 to the
            Registrant's Registration Statement on Form S-1, File No.
            33-67248 and incorporated by reference herein)
  10.6      Subsidiary Agreement, dated as of August 5, 1993, by and
            between Mark Thatcher d/b/a Teva Sport Sandals and Deckers
            Corporation. (Exhibit 10.6 to the Registrant's Registration
            Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
  10.7      1993 Employee Stock Incentive Plan. (Exhibit 99 to the
            Registrant's Registration Statement on Form S-8, File No.
            33-47097 and incorporated by reference herein)
  10.8      Form of Incentive Stock Option Agreement under 1993 Employee
            Stock Incentive Plan. (Exhibit 10.9 to the Registrant's
            Registration Statement on Form S-1, File No. 33-67248 and
            incorporated by reference herein)
  10.9      Form of Non-Qualified Stock Option Agreement under 1993
            Employee Stock Incentive Plan. (Exhibit 10.10 to the
            Registrant's Registration Statement on Form S-1, File No.
            33-67248 and incorporated by reference herein)
  10.10     Form of Restricted Stock Agreement. (Exhibit 10.11 to the
            Registrant's Registration Statement on Form S-1, File No.
            33-67248 and incorporated by reference herein)
  10.11     Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File
            No. 33-67248 and incorporated by reference herein)
  10.12     First Amendment to Employment Agreement with Douglas B.
            Otto. (Exhibit 10.14 to the Registrant's Registration
            Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
  10.13     Second Amendment to Employment Agreement with Douglas B.
            Otto. (Exhibit 10.15 to the Registrant's Registration
            Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
  10.14     Modification Agreement, dated August 9, 1993, by and between
            Mark Thatcher d/b/a Teva Sport Sandals and Deckers
            Corporation. (Exhibit 10.25 to the Registrant's Registration
            Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
  10.15     Loan and Guarantee Agreement, dated as of June 1, 1993,
            among Holbrook Limited, Prosperous Dragon Manufacturing
            Company Limited, Zhongshan Prosperous Dragon Shoes Co. Ltd.
            and Robin Huang. (Exhibit 10.26 to the Registrant's
            Registration Statement on Form S-1, File No. 33-67248 and
            incorporated by reference herein)

  EXHIBIT
  -------
  10.16     Assignment and Assumption of Loan and Guarantee Agreement
            and Promissory Note, dated as of July 1, 1993, among
            Holbrook Limited, Prosperous Dragon Manufacturing Company
            Limited, Zhongshan Prosperous Dragon Shoes Co. Ltd., Robin
            Huang and Deckers Corporation. (Exhibit 10.27 to the
            Registrant's Registration Statement on Form S-1, File No.
            33-67248 and incorporated by reference herein)
  10.17     Third Amendment to Employment Agreement with Douglas B.
            Otto. (Exhibit 10.30 to the Registrant's Registration
            Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
  10.18     Adjustment Agreement, dated March 21, 1994, between Mark
            Thatcher and Deckers Outdoor Corporation. (Exhibit 10.35 to
            the Registrant's Form 10-K for the period ended December 31,
            1993 and incorporated by reference herein)
  10.19     Agreement for Sales of Assets, dated January 26, 1995,
            between Ken and Nancy Young and Deckers Acquisition
            Corporation. (Exhibit 10.36 to the Registrant's Form 10-K
            for the period ended December 31, 1994 and incorporated by reference herein)
  10.20     Amendment of Loan and Guarantee Agreement and Promissory
            Note, dated December 31, 1994, among Holbrook Limited,
            Prosperous Dragon Manufacturing Company Limited, Zhongshan
            Prosperous Dragon Shoes Company Limited, Robin Huang and
            Deckers Outdoor Corporation. (Exhibit 10.38 to the
            Registrant's Form 10-K for the period ended December 31,
            1994 and incorporated by reference herein)
  10.21     Consent and Agreement re: Alp Sport Sandals, dated December
            30, 1994, between Mark Thatcher and Deckers Outdoor
            Corporation. (Exhibit 10.39 to the Registrant's Form 10-K
            for the period ended December 31, 1994 and incorporated by reference herein)
  10.22     Credit Agreement for Deckers Outdoor Corporation and First
            Interstate Bank, dated July 27, 1995. (Exhibit 10.41 to the
            Registrant's Form 10-Q for the period ended September 30,
            1995 and incorporated by reference herein)
  10.23     Promissory Note for Deckers Outdoor Corporation and First
            Interstate Bank, dated July 27, 1995. (Exhibit 10.42 to the
            Registrant's Form 10-Q for the period ended September 30,
            1995 and incorporated by reference herein)
  10.24     Pledge Agreement for Deckers Outdoor Corporation and First
            Interstate Bank, dated July 27, 1995. (Exhibit 10.43 to the
            Registrant's Form 10-Q for the period ended September 30,
            1995 and incorporated by reference herein)
  10.25     Security Agreement for Deckers Outdoor Corporation and First
            Interstate Bank, dated July 27, 1995. (Exhibit 10.44 to the
            Registrant's Form 10-Q for the period ended September 30,
            1995 and incorporated by reference herein)
  10.26     Deckers Outdoor Corporation 1995 Employee Stock Purchase
            Plan. (Exhibit 4.4 to the Registrant's Registration
            Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
  10.27     Letter agreement dated March 5, 1996 between Deckers Outdoor
            Corporation and First Interstate Bank. (Exhibit 10.39 to the
            Registrant's Form 10-K for the period ended December 31,
            1995 and incorporated by reference herein)
  10.28     Employment Agreement between Diana M. Wilson and Deckers
            Outdoor Corporation, dated December 12, 1995. (Exhibit 10.40 to the Registrant's Form 10-K for the period ended December
            31, 1995 and incorporated by reference herein)
  10.29     Option Purchase Agreement, dated April 4, 1996, by and
            between Eric Meyer, Deckers Outdoor Corporation, Simple
            Shoes, Inc. and Phillipsburg, Ltd. (Exhibit 10.41 to the
            Registrant's Form 10-Q for the period ended March 31, 1996 and incorporated by reference herein)
  10.30     Amended Compensation Plan for Outside Members of the Board
            of Directors. (Exhibit 10.42 to the Registrant's Form 10-Q
            for the period ended September 30, 1996 and incorporated by reference herein)
  10.31     Extension Agreement to Employment Agreement with Douglas B.
            Otto. (Exhibit 10.36 to the Registrant's Form 10-K for the
            period ended December 31, 1996 and incorporated by reference herein)
  10.32     Extension and Restatement of Employment Agreement between
            Diana M. Wilson and Deckers Outdoor Corporation, dated April
            18, 1997. (Exhibit 10.37 to the Registrant's Form 10-Q for
            the period ended March 31, 1997 and incorporated by
            reference herein)

  EXHIBIT
  -------
  10.33     Limited Recourse Secured Promissory Note between Diana M.
            Wilson and Deckers Outdoor Corporation, dated April 18,
            1997. (Exhibit 10.38 to the Registrant's Form 10-Q for the
            period ended March 31, 1997 and incorporated by reference
            herein)
  10.34     Stock Pledge Agreement between Diana M. Wilson and Deckers
            Outdoor Corporation, dated April 18, 1997. (Exhibit 10.39 to the Registrant's Form 10-Q for the period ended March 31,
            1997 and incorporated by reference herein)
  10.35     Third Amendment to Credit Agreement between Deckers Outdoor
            Corporation and Wells Fargo Bank, dated March 24, 1998.
  10.36     Fourth Amendment to Credit Agreement between Deckers Outdoor
            Corporation and Wells Fargo Bank, dated March 25, 1998.
  21.1      Subsidiaries of Registrant.
  23.1      Independent Auditors' Consent.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DECKERS OUTDOOR CORPORATION
                                          (Registrant)

                                                  /s/ DOUGLAS B. OTTO

                                          --------------------------------------

                                                      Douglas B. Otto
Date: March 31, 1998                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             /s/ DOUGLAS B. OTTO               Chairman of the Board, President
---------------------------------------------  and Chief Executive Officer
               Douglas B. Otto

              /s/ M. SCOTT ASH                 Chief Financial Officer
---------------------------------------------  (Principal Financial and Accounting Officer)
                M. Scott Ash

             /s/ DIANA M. WILSON               Director
---------------------------------------------
               Diana M. Wilson

             /s/ KARL F. LOPKER                Director
---------------------------------------------
               Karl F. Lopker

             /s/ RONALD D. PAGE                Director
---------------------------------------------
               Ronald D. Page

            /s/ GENE E. BURLESON               Director
---------------------------------------------
              Gene E. Burleson

            /s/ REX A. LICKLIDER               Director
---------------------------------------------
              Rex A. Licklider