Form 10-Q
period 1998-03-31
DECKERS OUTDOOR CORP
filed 1998-05-15
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                                Commission File Number 0-22446


                           DECKERS OUTDOOR CORPORATION
             (Exact name of registrant as specified in its charter)


                   Delaware                                   95-3015862
 (State or other jurisdiction of incorporation       IRS Employer Identification
               or organization)


495-A South Fairview Avenue, Goleta, California                     93117
   (Address of principal executive offices)                       (zip code)


Registrant's telephone number, including area code           (805) 967-7611


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      [X]               No      [ ]


Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                                         Outstanding at
                               CLASS                      May 8, 1998
                    ----------------------------         --------------
                    Common stock, $.01 par value            8,782,322

                                Table of Contents



                                                                                    Page
                                                                                    ----
Part I. Financial Information

    Item 1. Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 1998 and
            December 31, 1997                                                          1

            Condensed Consolidated Statements of Earnings for the
            Three-Month Period Ended March 31, 1998 and 1997                           2

            Condensed Consolidated Statements of Cash Flows for the
            Three-Month Period Ended March 31, 1998 and 1997                         3-4

            Notes to Condensed Consolidated Financial Statements                     5-8

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               9-13

Part II.       Other Information

    Item 1. Legal Proceedings                                                         14

    Item 2. Changes in Securities                                                     14

    Item 3. Defaults upon Senior Securities                                           14

    Item 4. Submission of Matters to a Vote of Security Holders                       14

    Item 5. Other Information                                                         14

    Item 6. Exhibits and Reports on Form 8-K                                          14

    Signature                                                                         15

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                           ASSETS                                                 MARCH 31,        DECEMBER 31,
                                                                                    1998              1997
                                                                                 -----------       ------------
Current assets:
        Cash                                                                     $ 2,129,000         3,238,000
        Trade accounts receivable, less allowance for
          doubtful accounts of $1,191,000 and $1,092,000 as of
          March 31, 1998 and December 31, 1997, respectively                      37,353,000        23,037,000
        Inventories                                                               19,252,000        18,979,000
        Prepaid expenses and other current assets                                  2,880,000         2,190,000
        Deferred tax assets                                                        1,357,000         1,357,000
                                                                                 -----------       -----------
               Total current assets                                               62,971,000        48,801,000

Property and equipment, at cost, net                                               2,652,000         2,509,000
Intangible assets, less applicable amortization                                   21,528,000        21,866,000
Note receivable from supplier, net                                                   771,000           966,000
Other assets, net                                                                    561,000           551,000
                                                                                 -----------       -----------
                                                                                 $88,483,000        74,693,000
                                                                                 ===========       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                                                            $        --         2,000,000
        Current installments of long-term debt                                       109,000           107,000
        Trade accounts payable                                                     3,859,000         3,629,000
        Accrued expenses                                                           5,035,000         3,821,000
        Income taxes payable                                                              --            22,000
                                                                                 -----------       -----------
               Total current liabilities                                           9,003,000         9,579,000
                                                                                 -----------       -----------

Long-term debt, less current installments                                         20,955,000         7,983,000

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value. Authorized 5,000,000 shares;
          none issued                                                                     --                --
        Common stock, $.01 par value. Authorized 20,000,000 shares; issued
          9,471,729 and outstanding 8,777,329 at March 31, 1998; issued
          9,444,431 and outstanding 8,789,431 at December 31, 1997                    88,000            88,000
        Additional paid-in capital                                                24,675,000        25,034,000
        Retained earnings                                                         34,386,000        32,633,000
                                                                                 -----------       -----------
                                                                                  59,149,000        57,755,000
        Less note receivable from stockholder/officer                                624,000           624,000
                                                                                 -----------       -----------
               Total stockholders' equity                                         58,525,000        57,131,000
                                                                                 -----------       -----------
                                                                                 $88,483,000        74,693,000
                                                                                 ===========       ===========



See accompanying notes to condensed consolidated financial statements.

                        Condensed Consolidated Statements of Earnings
                                         (Unaudited)

                                                                         THREE-MONTH PERIOD ENDED
                                                                                MARCH 31
                                                                      -----------------------------
                                                                          1998              1997
                                                                      -----------       -----------
Net sales                                                             $32,177,000        34,441,000
Cost of sales                                                          18,640,000        19,491,000
                                                                      -----------       -----------
               Gross profit                                            13,537,000        14,950,000

Selling, general and administrative expenses                           10,148,000        10,770,000
Loss on factory closure                                                        --           500,000
                                                                      -----------       -----------
               Earnings from operations                                 3,389,000         3,680,000

Other expense (income):
     Interest expense, net                                                294,000           252,000
     Minority interest in net loss of unconsolidated subsidiary                --           (81,000)
     Miscellaneous expense                                                  7,000             4,000
                                                                      -----------       -----------
               Earnings before income taxes                             3,088,000         3,505,000

Income taxes                                                            1,335,000         1,515,000
                                                                      -----------       -----------
               Net earnings                                           $ 1,753,000         1,990,000
                                                                      ===========       ===========

Net earnings per share:
     Basic                                                            $      0.20              0.22
     Diluted                                                                 0.20              0.22
                                                                      ===========       ===========

Weighted average shares:
     Basic                                                              8,807,000         8,984,000
     Diluted                                                            8,832,000         9,040,000
                                                                      ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                THREE-MONTH PERIOD ENDED
                                                                                         MARCH 31,
                                                                             --------------------------------
                                                                                 1998                1997
                                                                             ------------        ------------
Cash flows from operating activities:
   Net earnings                                                              $  1,753,000           1,990,000
                                                                             ------------        ------------

   Adjustments to reconcile net earnings to net cash used in operating activities:
        Depreciation and amortization                                             633,000             663,000
        Provision for doubtful accounts                                           160,000             450,000
        Loss on disposal of assets                                                  3,000                  --
        Loss on factory closure                                                        --             500,000
        Stock compensation                                                         84,000                  --
        Minority interest in net loss of unconsolidated
          subsidiary                                                                   --             (81,000)
        Changes in assets and liabilities:
          (Increase) decrease in:
            Trade accounts receivable                                         (14,476,000)        (11,309,000)
            Inventories                                                          (273,000)          3,594,000
            Prepaid expenses and other current assets                            (690,000)          1,284,000
            Note receivable from supplier                                         195,000            (275,000)
            Other assets                                                          (11,000)           (263,000)
          Increase (decrease) in:
            Accounts payable                                                      230,000          (1,076,000)
            Accrued expenses                                                    1,214,000           2,315,000
            Income taxes payable                                                  (22,000)            790,000
                                                                             ------------        ------------

               Total adjustments                                              (12,953,000)         (3,408,000)
                                                                             ------------        ------------

               Net cash used in operating activities                          (11,200,000)         (1,418,000)
                                                                             ------------        ------------

Cash flows from investing activities:
   Purchase of property and equipment                                            (440,000)           (724,000)
   Cash paid in connection with Ugg acquisition                                (2,000,000)                 --
                                                                             ------------        ------------

               Net cash used in investing activities                           (2,440,000)           (724,000)
                                                                             ------------        ------------

                                  (Continued)

                                         (Unaudited)

                                                                  THREE-MONTH PERIOD ENDED
                                                                           MARCH 31,
                                                               --------------------------------
                                                                   1998                1997
                                                               ------------        ------------
Cash flows from financing activities:
        Net proceeds from notes payable and long-term
            debt                                                 12,975,000           2,501,000
        Cash paid for repurchases of common stock                  (521,000)           (165,000)
        Cash received from issuances of common stock                 77,000                  --
                                                               ------------        ------------

               Net cash provided by financing activities         12,531,000           2,336,000
                                                               ------------        ------------

               Net increase (decrease) in cash                   (1,109,000)            194,000

Cash at beginning of period                                       3,238,000           1,287,000
                                                               ------------        ------------

Cash at end of period                                          $  2,129,000           1,481,000
                                                               ============        ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                               $    267,000             245,000
        Income taxes                                              1,402,000             726,000
                                                               ============        ============



See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)   General

      The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

      As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual condensed consolidated financial statements and footnotes thereto. For further information, refer to the condensed consolidated financial statements and related footnotes for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.


(2)   Earnings per Share

      Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the first quarters ended March 31, 1998 and March 31, 1997, the difference between basic and diluted earnings per share was due to the dilutive impact of options to purchase common stock.

      The reconciliations of basic to diluted weighted average shares are as follows:

                                                            THREE-MONTH PERIOD ENDED
                                                                   MARCH 31,
                                                          ---------------------------
                                                             1998             1997
                                                          ----------       ----------
        Net earnings used for basic and diluted
           earnings per share                             $1,753,000       $1,990,000
                                                          ==========       ==========
        Weighted average shares used in basic
           computation                                     8,807,000        8,984,000
        Dilutive stock options                                25,000           56,000
                                                          ----------       ----------
           Weighted average shares used for diluted
               computation                                 8,832,000        9,040,000
                                                          ==========       ==========

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(3)   Inventories

      Inventories are summarized as follows:

                                  MARCH 31,        DECEMBER 31,
                                    1998              1997
                                -----------       -----------
        Finished goods          $16,146,000        14,081,000
        Work in process           1,335,000         1,189,000
        Raw materials             1,771,000         3,709,000
                                -----------       -----------

        Total inventories       $19,252,000        18,979,000
                                ===========       ===========


(4)     Credit Facility

        The Company has a revolving credit facility with a bank (the "Facility"), providing a maximum borrowing availability of $25,000,000, with an amended credit availability of $30,000,000 from March 16, 1998 to May 31, 1998. The Facility also requires the Company to pay down the outstanding balance to less than $2,500,000 for at least thirty consecutive days during each of the thirteen month periods ending April 30, 1999 and 2000. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.5% at March 31, 1998) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. As of March 31, 1998 the Company had borrowed $20,300,000 under the Facility and had outstanding letters of credit of $7,614,000, leaving approximately $2,086,000 available for borrowings.

(5)     Income Taxes

        Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(6)     Settlement with Former Ugg Shareholders

        In September 1997, the Company settled its on-going arbitration with a group of former shareholders of Ugg Holdings, Inc., a corporation purchased by the Company in August 1995. In addition, the remaining former Ugg shareholders who were not a party to the arbitration agreed to accept the same economic terms as those involved in the arbitration. Under the terms of the settlement, the Company made a final payment to all former Ugg shareholders in the amount of $2 million on January 2, 1998. This payment replaces all future earn-out payments that were to be paid through the year 2000 in accordance with the original acquisition agreement. These amounts were included in the overall purchase price and allocated to goodwill.

(7)     Recently Issued Pronouncements

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

        The Company adopted FAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. The only difference between "net earnings" and "comprehensive income" for the Company is the impact from foreign currency translation adjustments. Foreign currency translation adjustments were immaterial to the Company's condensed consolidated financial statements. Accordingly, net earnings approximated comprehensive income for the first quarters ended March 31, 1998 and March 31, 1997.

        Since FAS No. 131 is not required for interim reporting in the year of adoption, the Company plans to adopt this standard in the preperation of its annual financial statements to be included in the December 31, 1998 Form 10-K. As FAS No. 131 only requires additional disclosures, the Company expects there will be no impact on its financial position or results of operations from the implementation.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(8)     Contingencies

        An action was brought against the Company in 1995 whereby the plaintiff alleges, among other things, that the Company violated certain non-disclosure agreements and infringed purported trade secrets regarding certain footwear products and capitalized on the information by developing a competing product and incorporating certain concepts or technologies into other product lines. The complaint seeks specified damages of $15 million and other unspecified damages. The Company believes such claims are without merit. The Company anticipates that this matter will proceed to trial in 1998. The Company has contested, and intends to continue contesting this claim vigorously. A motion for summary judgment seeking dismissal of this matter is pending. The Company does not anticipate that the ultimate outcome of the complaint will have a material adverse effect upon the Company's financial position, results of operations or cash flows.

        The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that two of the most popular Teva styles, the Valkyrie and the Storm, are covered by this anti-dumping duty legislation. The Company does not believe that these styles are covered by the legislation and is working with Customs to resolve the situation. In the event that Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties from 1997. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company may have to cease shipping such styles from China into Europe in the future or may have to begin to source these styles from countries not covered by the legislation. At this time the Company is unable to predict the outcome of this matter and the effect, if any, on the Company's condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


        Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

        Net sales decreased by $2,264,000, or 6.6%, between the three months ended March 31, 1998 and 1997. Sales of the Teva(R) line decreased from $24,252,000 for the three months ended March 31, 1997 to $23,221,000 for the three months ended March 31, 1998, a 4.3% decrease. Sales of Teva(R) products represented 70.4% and 72.2% of net sales in the three months ended March 31, 1997 and 1998, respectively. Due to the success of Teva's(R) fourth quarter early delivery program in 1997, approximately $5 to $6 million of Teva product was shipped in the fourth quarter of 1997, which the Company believes ordinarily would have shipped in the first quarter of 1998. Net sales of footwear under the Simple(R) product line decreased 28.2%, from $9,206,000 to $6,612,000, between the three months ended March 31, 1997 and 1998. Overall, international sales for all of the Company's products decreased 8.2% from $9,297,000 to $8,532,000, representing 27.0% of net sales in 1997 and 26.5% in 1998.
        The volume of footwear sold decreased 9.8% from 1,319,000 pairs during the three months ended March 31, 1997 to 1,190,000 pairs during the three months ended March 31, 1998.

        The weighted average wholesale price per pair sold during the three months ended March 31, 1998 decreased 2.0% to $25.42 from $25.93 for the three months ended March 31, 1997. The decrease was primarily due to higher volumes of Simple(R) closeouts in the first quarter of 1998 compared to the first quarter of 1997.

        Cost of sales decreased by $851,000, or 4.4%, to $18,640,000 for the three months ended March 31, 1998, compared with $19,491,000 for the three months ended March 31, 1997. Gross profit decreased by $1,413,000, or 9.5%, to $13,537,000 for the three months ended March 31, 1998 from $14,950,000 for the three months ended March 31, 1997 and decreased as a percentage of net sales to 42.1% from 43.4%. This decrease was largely due to an increase in closeout sales and inventory write-downs under the Simple(R) brand, as well as an increase in the volume of lower margin component sales.

        Selling, general and administrative expenses decreased by $622,000, or 5.8%, between the three months ended March 31, 1997 and March 31, 1998, and increased slightly as a percentage of net sales from 31.3% in 1997 to 31.5% in 1998. The decrease in absolute dollars was primarily due to decreases in marketing expenditures and bad debts expense, as well as reduced sales commission expense related to the lower sales volume. These expense reductions were partially offset by higher research and development expenditures and legal related costs.

        Net interest expense was $294,000 for the three months ended March 31, 1998 compared with net interest expense of $252,000 for the three months ended March 31, 1997, primarily due to higher levels of borrowings under the Company's credit facility in the first quarter of 1998.

        Income taxes were $1,335,000 for the three months ended March 31, 1998, representing an effective income tax rate of 43.2% compared with income taxes of $1,515,000 for the three months ended March 31, 1997, representing a comparable effective income tax rate of 43.2%.

        The Company had net earnings of $1,753,000 for the three months ended March 31, 1998 as compared with net earnings of $1,990,000 for the three months ended March 31, 1997, a decrease of 11.9%, for the reasons discussed above.


        Outlook

        This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

        The Company expects that sales for Teva(R) will increase on a season to season basis (October 1 to September 30). However, due to the success of Teva's fourth quarter early delivery program in 1997, which the Company believes shifted approximately $5 to $6 million of sales from the first quarter of 1998 to the fourth quarter of 1997, the Company expects that on a calendar basis in 1998 Teva(R) sales will be relatively flat in comparison to 1997.

        Net sales of the Simple(R) product line for the three months ended March 31, 1998 decreased 28.2% from net sales for the three months ended March 31, 1997. The Company currently expects that net sales of Simple(R) shoes in 1998 will be lower than sales in 1997.

        The Company continues to expect that Ugg(R) sales will increase in 1998 in comparison to 1997.

        In an effort to position the Company for growth in 1999, the Company currently plans to increase spending in 1998 in certain areas of the Company, which may include advertising, research and development, international sales operations, Teva(R) apparel infrastructure and continued improvements in the Company's management information systems. While the Company currently expects that it will fund a portion of these increased expenditures from efficiencies gained elsewhere, the Company currently expects that there will be a net increase in the Company's operating expenses as a percentage of sales in comparison to 1997.

        The foregoing forward-looking statements represent the Company's current analysis of trends and information. Actual results could be affected by a variety of factors. For example, the Company's results are directly dependent on consumer preferences, which are difficult to assess and can shift rapidly. Any shift in consumer preferences away from one or more of the Company's product lines could result in lower sales as well as obsolete inventory, both of which could adversely affect the Company's results of operations, financial condition and cash flows. The Company is also dependent on its customers continuing to carry and promote its various lines. Availability of products can also affect the Company's ability to meet its customers' orders. In addition, sales of each of the Company's different lines have historically been higher in different seasons, with the highest percentage of Teva(R) sales occurring in the first and second quarter of each year, the highest percentage of Simple(R) sales occurring in the third quarter and the highest percentage of Ugg(R) sales occurring in the fourth quarter. Consequently, the results for these product lines are highly dependent on results during these specified periods.

        Sales of the Company's products, particularly those under the Teva(R) and Ugg(R) lines, are very sensitive to weather conditions. Extended periods of unusually cold weather during the spring and summer could adversely impact demand for the Company's Teva(R) line. Likewise, unseasonably warm weather during the fall and winter months could adversely impact demand for the Company's Ugg(R) product line.

        An action was brought against the Company in 1995 whereby the plaintiff alleges, among other things, that the Company violated certain non-disclosure agreements and infringed purported trade secrets regarding certain footwear products and capitalized on the information by developing a competing product and incorporating certain concepts or technologies into other product lines. The complaint seeks specified damages of $15 million and other unspecified damages. The Company believes such claims are without merit. The Company anticipates that this matter will proceed to trial in 1998. The Company has contested, and intends to continue contesting this claim vigorously. A motion for summary judgment seeking dismissal of this matter is pending. The Company does not anticipate that the ultimate outcome of the complaint will have a material adverse effect upon the Company's financial position, results of operations or cash flows.

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

        Liquidity and Capital Resources

        The Company's liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility. At March 31, 1998, working capital was $53,968,000 including $2,129,000 of cash. Cash used in operating activities aggregated $11,200,000 for the three months ended March 31, 1998. Trade accounts receivable increased 62.1% from December 31, 1997 to March 31, 1998, largely due to the normal seasonality of the business as well as extended dating provided in conjunction with the early delivery program in the fourth quarter of 1997. Payments on these shipments were not due until May 1, 1998. Inventory levels remained relatively constant, increasing 1.4% from December 31, 1997 to March 31, 1998.

        The Company has a revolving credit facility with a bank (the "Facility"), providing a maximum borrowing availability of $25,000,000, with an amended credit availability of $30,000,000 from March 16, 1998 to May 31, 1998. The Facility also requires the Company to pay down the outstanding balance to less than $2,500,000 for at least thirty consecutive days during each of the thirteen month periods ending April 30, 1999 and 2000. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.5% at March 31, 1998) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. As of March 31, 1998 the Company had borrowed $20,300,000 under the Facility and had outstanding letters of credit of $7,614,000, leaving approximately $2,086,000 available for borrowings.

        The Company has an agreement with a supplier, Prosperous Dragon, to provide financing to the supplier. At March 31, 1998, $2,271,000 was outstanding ($771,000 net of allowance). The note is secured by all assets of the supplier and bears interest at the prime rate (8.5% at March 31, 1998) plus 1%.

        Capital expenditures totaled $440,000 for the three months ended March 31, 1998. The Company's capital expenditures related primarily to molds purchased for production, upgrades to corporate computer systems and a new booth for European tradeshows. The Company currently has no material future commitments for capital expenditures.

        In February 1998, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under its existing stock repurchase program from 900,000 shares to 1,200,000 shares. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000, 330,000 shares in 1997 for cash consideration of $2,581,000 and 64,400 shares in the first quarter of 1998 for cash consideration of $521,000.

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

        The Company's above assessment of the risks associated with Year 2000 issues is forward-looking. Actual results may vary for reasons including those described above.

        Seasonality

        Financial results for the outdoor and footwear industries are generally seasonal. Sales of each of the Company's different product lines have historically been higher in different seasons, with the highest percentage of Teva(R) sales occurring in the first and second quarter of each year, the highest percentage of Simple(R) sales occurring in the third quarter and the highest percentage of Ugg(R) sales occurring in the fourth quarter.

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

Item 6. Exhibits and Reports on Form 8-K.   Not applicable

        Signature
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Deckers Outdoor Corporation



         Date:  May 15, 1998              /s/ M. Scott Ash
                                          ----------------
                                          M. Scott Ash, Chief  Financial Officer

                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)