Form 10-Q
period 1998-06-30
DECKERS OUTDOOR CORP
filed 1998-08-14
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                Yes [X]   No [ ]


Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                                         Outstanding at
                   CLASS                                 August 7, 1998
                   -----                                 --------------
        Common stock, $.01 par value                        8,522,470


                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                                Table of Contents



                                                                                                                           Page
                                                                                                                           ----
Part I.    Financial Information

      Item 1.    Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997                             1

                 Condensed Consolidated Statements of Earnings for the Three-Month Period Ended June 30, 1998
                 and 1997                                                                                                    2

                 Condensed Consolidated Statements of Earnings for the Six-Month Period Ended June 30, 1998
                 and 1997                                                                                                    3

                 Condensed Consolidated Statements of Cash Flows for the Six-Month
                 Period Ended June 30, 1998 and 1997                                                                       4-5

                 Notes to Condensed Consolidated Financial Statements                                                      6-9

      Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                               10-15

Part II.   Other Information

      Item 1.    Legal Proceedings                                                                                          16

      Item 2.    Changes in Securities                                                                                      16

      Item 3.    Defaults upon Senior Securities                                                                            16

      Item 4.    Submission of Matters to a Vote of Security Holders                                                        16

      Item 5.    Other Information                                                                                          16

      Item 6.    Exhibits and Reports on Form 8-K                                                                           16

      Signature                                                                                                             17


                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                      ASSETS                                                                 JUNE 30,         DECEMBER 31,
                                                                                               1998               1997
                                                                                            -----------       -----------
Current assets:
           Cash                                                                             $ 5,812,000         3,238,000
           Trade accounts receivable, less allowance for
              doubtful accounts of $1,191,000 and $1,092,000 as
              of June 30, 1998 and December 31, 1997, respectively                           24,339,000        23,037,000
           Inventories                                                                       16,545,000        18,979,000
           Prepaid expenses and other current assets                                          2,831,000         2,190,000
           Refundable income taxes                                                            1,286,000                --
           Deferred tax assets                                                                1,357,000         1,357,000
                                                                                            -----------       -----------
                     Total current assets                                                    52,170,000        48,801,000

Property and equipment, at cost, net                                                          2,775,000         2,509,000
Intangible assets, less applicable amortization                                              21,189,000        21,866,000
Note receivable from supplier, net                                                              664,000           966,000
Other assets, net                                                                               572,000           551,000
                                                                                            -----------       -----------
                                                                                            $77,370,000        74,693,000
                                                                                            ===========       ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Notes payable                                                                    $        --         2,000,000
           Current installments of long-term debt                                               111,000           107,000
           Trade accounts payable                                                             4,385,000         3,629,000
           Accrued expenses                                                                   2,629,000         3,821,000
           Income taxes payable                                                                      --            22,000
                                                                                            -----------       -----------
                     Total current liabilities                                                7,125,000         9,579,000
                                                                                            -----------       -----------

Long-term debt, less current installments                                                    11,926,000         7,983,000

Commitments and contingencies

Stockholders' equity:
           Preferred stock, $.01 par value.  Authorized 5,000,000 shares; none issued                --                --
           Common stock, $.01 par value. Authorized 20,000,000 shares; issued
              9,476,722 shares and outstanding 8,553,770 shares at June 30,
              1998; issued 9,419,431 shares and outstanding 8,789,431 shares at
              December 31, 1997                                                                  86,000            88,000
           Additional paid-in capital                                                        23,065,000        25,034,000
           Retained earnings                                                                 35,792,000        32,633,000
                                                                                            -----------       -----------
                                                                                             58,943,000        57,755,000
           Less note receivable from stockholder/officer                                        624,000           624,000
                                                                                            -----------       -----------
                     Total stockholders' equity                                              58,319,000        57,131,000
                                                                                            -----------       -----------
                                                                                            $77,370,000        74,693,000
                                                                                            ===========       ===========



See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                             THREE-MONTH PERIOD ENDED
                                                                    JUNE 30,
                                                        --------------------------------
                                                             1998                1997
                                                        ------------        ------------
Net sales                                               $ 31,142,000          28,103,000
Cost of sales                                             18,220,000          15,571,000
                                                        ------------        ------------
                     Gross profit                         12,922,000          12,532,000


Selling, general and administrative expenses              10,058,000           9,614,000
                                                        ------------        ------------
                     Earnings from operations              2,864,000           2,918,000

Other expense (income):
       Interest expense, net                                 392,000             129,000
       Miscellaneous income                                   (4,000)            (10,000)
                                                        ------------        ------------
                     Earnings before income taxes          2,476,000           2,799,000

Income taxes                                               1,070,000           1,210,000
                                                        ------------        ------------
                     Net earnings                       $  1,406,000           1,589,000
                                                        ============        ============
Net earnings per share:

       Basic                                            $       0.16                0.18
       Diluted                                                  0.16                0.18
                                                        ============        ============



Weighted average shares:


       Basic                                               8,704,000           9,008,000
       Diluted                                             8,727,000           9,070,000
                                                        ============        ============



  See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                           SIX-MONTH PERIOD ENDED
                                                                                   JUNE 30,
                                                                        -----------------------------
                                                                            1998              1997
                                                                        -----------       -----------
Net sales                                                               $63,319,000        62,544,000
Cost of sales                                                            36,860,000        35,062,000
                                                                        -----------       -----------
                     Gross profit                                        26,459,000        27,482,000

Selling, general and administrative expenses                             20,206,000        20,384,000
Loss on factory closure                                                          --           500,000
                                                                        -----------       -----------
                     Earnings from operations                             6,253,000         6,598,000

Other expense (income):
       Interest expense, net                                                686,000           381,000
       Minority interest in net loss of unconsolidated subsidiary                --           (81,000)
       Miscellaneous expense (income)                                         3,000            (6,000)
                                                                        -----------       -----------
                     Earnings before income taxes                         5,564,000         6,304,000

Income taxes                                                              2,405,000         2,725,000
                                                                        -----------       -----------

                     Net earnings                                       $ 3,159,000         3,579,000
                                                                        ===========       ===========

Net earnings per share:
       Basic                                                            $      0.36              0.40
       Diluted                                                                 0.36              0.40
                                                                        ===========       ===========

Weighted average shares:
       Basic                                                              8,756,000         8,996,000
       Diluted                                                            8,780,000         9,057,000
                                                                        ===========       ===========


  See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       SIX-MONTH PERIOD ENDED
                                                                                             JUNE 30,
                                                                                   ------------------------------
                                                                                      1998               1997
                                                                                   -----------        -----------
Cash flows from operating activities:
     Net earnings                                                                  $ 3,159,000          3,579,000
                                                                                   -----------        -----------

     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                             1,308,000          1,146,000
           Provision for doubtful accounts                                             333,000            700,000
           Loss on disposal of assets                                                   24,000            626,000
           Loss on factory closure                                                          --            500,000
           Non-cash stock compensation                                                  84,000                 --
           Minority interest in net loss of unconsolidated subsidiary
                                                                                            --            (81,000)
           Changes in assets and liabilities:
              (Increase) decrease in:
                 Trade accounts receivable                                          (1,635,000)        (4,196,000)
                 Inventories                                                         2,434,000         11,043,000
                 Prepaid expenses and other current assets                            (641,000)           673,000
                 Refundable income taxes                                            (1,286,000)                --
                 Note receivable from supplier                                         302,000           (328,000)
                 Other assets                                                          (21,000)           (53,000)
              Increase (decrease) in:
                 Accounts payable                                                      756,000         (1,791,000)
                 Accrued expenses                                                   (1,192,000)           492,000
                 Income taxes payable                                                  (22,000)          (230,000)
                                                                                   -----------        -----------

                     Total adjustments                                                 444,000          8,501,000
                                                                                   -----------        -----------

                     Net cash provided by operating activities                       3,603,000         12,080,000
                                                                                   -----------        -----------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                         5,000                 --
    Purchase of property and equipment                                                (926,000)        (1,189,000)
    Cash paid in connection with Ugg acquisition                                    (2,000,000)          (351,000)
    Cash paid to stockholder/officer for loan                                               --           (624,000)
                                                                                   -----------        -----------

                     Net cash used in investing activities                          (2,921,000)        (2,164,000)
                                                                                   -----------        -----------

                                   (Continued)

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                                     SIX-MONTH PERIOD ENDED
                                                                                          JUNE 30,
                                                                               --------------------------------
                                                                                  1998                1997
                                                                               ------------        ------------
Cash flows from financing activities:
           Proceeds from notes payable and long-term debt                        17,300,000           5,500,000
           Repayments of notes payable and long-term debt                       (13,353,000)        (14,548,000)
           Cash paid for repurchases of common stock                             (2,159,000)           (554,000)
           Cash received from issuances of common stock                             104,000             676,000
                                                                               ------------        ------------

                     Net cash provided by (used in) financing activities
                                                                                  1,892,000          (8,926,000)
                                                                               ------------        ------------

                     Net increase in cash                                         2,574,000             990,000

Cash at beginning of period                                                       3,238,000           1,287,000
                                                                               ------------        ------------

Cash at end of period                                                          $  5,812,000           2,277,000
                                                                               ============        ============


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
           Interest                                                            $    675,000             435,000
           Income taxes                                                           3,729,000           2,230,000
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


(2)     Earnings per Share

        Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three-month and six-month periods ended June 30, 1998 and June 30, 1997, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

        The reconciliations of basic to diluted weighted average shares are as follows:

                                                                  THREE-MONTH PERIOD ENDED
                                                                          JUNE 30,
                                                                ---------------------------
                                                                   1998             1997
                                                                ----------       ----------
Net earnings                                                    $1,406,000        1,589,000
                                                                ----------       ----------
Weighted average shares used in basic computation                8,704,000        9,008,000
Dilutive stock options                                              23,000           62,000
                                                                ----------       ----------
     Weighted average shares used for diluted computation        8,727,000        9,070,000
                                                                ==========       ==========


                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(2)        Earnings per Share (Continued)

                                                                  SIX-MONTH PERIOD ENDED
                                                                        JUNE 30,
                                                                ---------------------------
                                                                   1998             1997
                                                                ----------       ----------
Net earnings                                                    $3,159,000        3,579,000
                                                                ----------       ----------
Weighted average shares used in basic computation                8,756,000        8,996,000
Dilutive stock options                                              24,000           61,000
                                                                ----------       ----------
     Weighted average shares used for diluted computation        8,780,000        9,057,000
                                                                ==========       ==========


 (3)       Inventories

           Inventories are summarized as follows:

                          JUNE 30,        DECEMBER 31,
                           1998              1997
                        -----------       -----------
Finished goods          $14,104,000        14,081,000
Work in process           1,278,000         1,189,000
Raw materials             1,163,000         3,709,000
                        -----------       -----------

Total inventories       $16,545,000        18,979,000
                        ===========       ===========


(4)        Credit Facility

           The Company has a revolving credit facility with a bank (the "Facility"), providing a maximum borrowing availability of $25,000,000, with an amended credit availability of $30,000,000 from March 16, 1998 to June 30, 1998. The Facility also requires the Company to pay down the outstanding balance to less than $2,500,000 for at least thirty consecutive days during each of the thirteen-month periods ending July 31, 1999 and 2000. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.5% at June 30, 1998) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. At June 30, 1998 the Company had borrowed $11,300,000 under the Facility and had outstanding letters of credit of $4,779,000, leaving approximately $13,921,000 available for borrowings.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


 (5)       Income Taxes

           Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

 (6)       Recently Issued Pronouncements

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

           The Company adopted FAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. The only difference between "net earnings" and "comprehensive income" for the Company is the impact from foreign currency translation adjustments. Foreign currency translation adjustments were immaterial to the Company's condensed consolidated financial statements. Accordingly, net earnings approximated comprehensive income for the three and six-month periods ended June 30, 1998 and June 30, 1997.

           Since FAS No. 131 is not required for interim reporting in the year of adoption, the Company plans to adopt this standard in the preparation of its annual financial statements to be included in the December 31, 1998 Form 10-K. As FAS No. 131 only requires additional disclosures, the Company expects there will be no impact on its financial position or results of operations from the implementation.

           In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. Since the Company does not presently invest in derivatives or engage in hedging activities, SFAS No. 133 will not impact the Company's financial position or results of operations.

           In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt SOP 98-1 effective in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



 (7)    Contingencies

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

(8)     Subsequent Event

           The Company currently intends to commence a recall of its Spring 1998 Teva(R) universal nylon infant sandals as the Company has determined that the sandals do not meet the Company's high standards of quality and performance. The sandals covered by the proposed recall were shipped between September 1997 and August 1998. The Company believes that approximately 65,000 pairs of these sandals were shipped during this period, resulting in net sales of approximately $800,000. The Company intends to seek recovery of loss, if any, from the independent factory which produced the sandals. The Company is not able to determine the amount of loss, if any, or the amount of recovery from the independent factory, if any, as a result of this product recall.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


           Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

           Net sales increased by $3,039,000, or 10.8%, between the three months ended June 30, 1998 and 1997. Sales of the Teva(R) line increased to $25,706,000 for the three months ended June 30, 1998 from $20,752,000 for the three months ended June 30, 1997, a 23.9% increase. Sales of Teva(R) products represented 82.5% and 73.8% of net sales in the three months ended June 30, 1998 and 1997, respectively. Net sales of footwear under the Simple(R) product line decreased 25.6% to $4,479,000 from $6,018,000 between the three months ended June 30, 1998 and 1997. Overall, international sales for all of the Company's products increased 44.3% to $7,133,000 from $4,943,000, representing 22.9% of net sales in 1998 and 17.6% in 1997. The volume of footwear sold increased 8.8% to 1,169,000 pairs during the three months ended June 30, 1998 from 1,074,000 pairs during the three months ended June 30, 1997.

           The weighted average wholesale price per pair sold during the three months ended June 30, 1998 increased 3.3% to $25.72 from $24.89 for the three months ended June 30, 1997. The increase was primarily due to price increases in the spring 1998 Teva(R) product line as well as increased selling prices for Teva(R) and Simple(R) in certain European markets, as the Company began selling directly to retailers at higher prices than those previously charged to distributors in those markets in 1997. The impact of these items was partially offset by the increased volume of closeouts, particularly under the Simple(R) brand, during the three-month period ended June 30, 1998 compared to the three-month period ended June 30, 1997.

           Cost of sales increased by $2,649,000, or 17.0%, to $18,220,000 for the three months ended June 30, 1998, compared with $15,571,000 for the three months ended June 30, 1997. Gross profit increased by $390,000, or 3.1%, to $12,922,000 for the three months ended June 30, 1998 from $12,532,000 for the three months ended June 30, 1997 and decreased as a percentage of net sales to 41.5% from 44.6%. This decrease was largely due to an increase in the amount of inventory write-downs and closeouts, as well as an increase in the amount of airfreight costs incurred during the period.

           Selling, general and administrative expenses increased by $444,000, or 4.6%, for the three months ended June 30, 1998 compared with the three months ended June 30, 1997, and decreased slightly as a percentage of net sales to 32.3% in 1998 from 34.2% in 1997. This decrease as a percentage of sales was largely due to the non-recurrence of the costs associated with the 1997 litigation with the former shareholders of Ugg, decreases in bad debt expense and management bonuses, as well as reduced sales commission expense, resulting from a restructuring of the domestic sales commissions program. These decreases were partially offset by increased expenditures for research and development purposes and advertising and promotions, as well as increased costs for the Company's European operations.

           Net interest expense was $392,000 for the three months ended June 30, 1998 compared with net interest expense of $129,000 for the three months ended June 30, 1997, primarily due to increased borrowings on the Company's credit facility.

           Income taxes were $1,070,000 for the three months ended June 30, 1998, representing an effective income tax rate of 43.2% compared with income taxes of $1,210,000 for the three months ended June 30, 1997, representing a comparable effective income tax rate of 43.2%.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

           The Company had net earnings of $1,406,000 for the three months ended June 30, 1998 as compared with net earnings of $1,589,000 for the three months ended June 30, 1997, a decrease of 11.5%, for the reasons discussed above.


           Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

           Net sales increased by $775,000, or 1.2%, between the six months ended June 30, 1998 and 1997. Sales of the Teva(R) line increased to $48,927,000 for the six months ended June 30, 1998 from $45,005,000 for the six months ended June 30, 1997, an 8.7% increase. This Teva(R) sales increase was achieved on top of the approximately $5 to $6 million of sales which the Company believes were shifted from the first quarter of 1998 into the fourth quarter of 1997 under Teva's(R) fourth quarter early delivery program in 1997. Sales of Teva(R) products represented 77.3% and 72.0% of net sales in the six months ended June 30, 1998 and 1997, respectively. Net sales of footwear under the Simple(R) product line decreased 27.1% to $11,091,000 from $15,224,000 between the six months ended June 30, 1998 and 1997. Overall, international sales for all of the Company's products increased 10.0% to $15,665,000 from $14,240,000, representing 24.7%
           of net sales in 1998 and 22.8% in 1997. The volume of footwear sold decreased 1.5% to 2,358,000 pairs during the six months ended June 30, 1998 from 2,393,000 pairs during the six months ended June 30, 1997.

           The weighted average wholesale price per pair sold during the six months ended June 30, 1998 increased 2.3% to $25.57 from $25.00 for the six months ended June 30, 1997. The increase was primarily due to price increases in the spring 1998 Teva(R) product line as well as increased selling prices for Teva(R) and Simple(R) in certain European markets, as the Company began selling directly to retailers at higher prices than those previously charged to distributors in those markets in 1997. Those increases were partially offset by the increased volume of closeouts, particularly under the Simple(R) brand, during the six-month period ended June 30, 1998 compared to the six-month period ended June 30, 1997.

           Cost of sales increased by $1,798,000, or 5.1%, to $36,860,000 for the six months ended June 30, 1998, compared with $35,062,000 for the six months ended June 30, 1997. Gross profit decreased by $1,023,000, or 3.7%, to $26,459,000 for the six months ended June 30, 1998 from $27,482,000 for the six months ended June 30, 1997 and decreased as a percentage of net sales to 41.8% from 43.9%. This decrease was largely due to an increase in the amount of inventory write-downs and closeouts, and an increase in the amount of airfreight costs incurred during the period.

           Selling, general and administrative expenses decreased by $178,000, or 0.9%, for the six months ended June 30, 1998 compared with the six months ended June 30, 1997, and decreased slightly as a percentage of net sales to 31.9% in 1998 from 32.6% in 1997. This decrease as a percentage of sales was largely due to the non-recurrence of the costs associated with the 1997 litigation with the former shareholders of Ugg, decreases in bad debt expense and management bonuses, as well as reduced sales commission expense, resulting from a restructuring of the domestic sales commissions program. These decreases were partially offset by increased expenditures for research and development purposes and advertising and promotions, as well as increased costs for the Company's European operations.

           Net interest expense was $686,000 for the six months ended June 30, 1998 compared with net interest expense of $381,000 for the six months ended June 30, 1997, primarily due to increased borrowings on the Company's credit facility.

           Income taxes were $2,405,000 for the six months ended June 30, 1998, representing an effective income tax rate of 43.2% compared with income taxes of $2,725,000 for the six months ended June 30, 1997, representing a comparable effective income tax rate of 43.2%.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


           The Company had net earnings of $3,159,000 for the six months ended June 30, 1998 as compared with net earnings of $3,579,000 for the six months ended June 30, 1997, a decrease of 11.7%, for the reasons discussed above.


           Outlook

           This "Outlook" section, the last paragraph under "Liquidity and Capital Resources" and the discussion under "Seasonality" contain a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

           Sales Expectations. Based on current conditions, the Company expects sales of Simple(R), its strongest third quarter line, to be significantly less in the third quarter of 1998 than in last year's third quarter. The Company also expects Teva(R) and Ugg(R) sales to be flat to slightly down for the third quarter of 1998 compared to the third quarter of 1997, although it expects sales of these two lines to be up for the year. As a result, the Company anticipates that total sales will be significantly lower in the third quarter of 1998 than in the corresponding period last year and that it will incur a loss from operations and a net loss for the quarter. However, based on initial responses to its Spring '99 lines, the Company is optimistic about its growth prospects for 1999.

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

           In addition, the Company's sales, results of operations and cash flows are subject to risks and uncertainties with respect to the following: overall economic and market conditions; competition; demographic changes; fluctuations and difficulty in forecasting sales, operating results and cash flows; the loss of significant customers or suppliers; the performance and reliability of the Company's products; customer service; the Company's ability to secure and maintain intellectual property rights; it's ability to attract and retain key employees; and the general risks associated with doing international business including foreign exchange risks, duties, quotas and political instability.

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

           Potential Impact of Certain Litigation. An action was brought against the Company in 1995 whereby the plaintiff alleges, among other things, that the Company violated certain non-disclosure agreements and infringed purported trade secrets regarding certain footwear products and capitalized on the information by developing a competing product and incorporating certain concepts or technologies into other product lines.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


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

           Potential Imposition of Duties. The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that two of the most popular Teva styles, the Valkyrie and the Storm, are covered by this anti-dumping duty legislation. The Company does not believe that these styles are covered by the legislation and is working with Customs to resolve the situation. In the event that Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties from 1997. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company may have to cease shipping such styles from China into Europe in the future or may have to begin to source these styles from countries not covered by the legislation. The Company is unable to predict the outcome of this matter and the effect, if any, on the Company's condensed consolidated financial statements.

           Potential Impact of Product Recall. The Company currently intends to commence a recall of its Spring 1998 Teva(R) universal nylon infant sandals as the Company has determined that the sandals do not meet the Company's high standards of quality and performance. The sandals covered by the proposed recall were shipped between September 1997 and August 1998. The Company believes that approximately 65,000 pairs of these sandals were shipped during this period, resulting in net sales of approximately $800,000. The Company intends to seek recovery of loss, if any, from the independent factory which produced the sandals. The Company is not able to determine the amount of loss, if any, or the amount of recovery from the independent factory, if any, as a result of this product recall.

           Year 2000 Issue. The Year 2000 issue results from computer hardware or software programs written using two digits to identify the year. These computer programs and hardware were designed and developed without consideration of the impact of the upcoming change in the century. If not corrected, such hardware and software programs could create erroneous information by or at the year 2000.



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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


           party business partners. The Company has not yet completed a review process with respect to these third parties. As a result, the Company cannot determine at this time the extent, if any, to which the Company may be exposed to financial risk from the inability of the Company's customers, suppliers and other business partners to remediate their own Year 2000 issues.

           The Company's above assessment of the risks associated with Year 2000 issues is forward-looking. Actual results may vary for a variety of reasons including those described above.

           The Company cautions the reader not to rely on the forward-looking statements in the above "Outlook" section, the last paragraph under "Liquidity and Capital Resources" and the discussion under "Seasonality." They merely represent the Company's current assessment of trends and information and may not be indicative of actual future results. The Company disclaims any intent or obligation to update these forward-looking statements.

           Liquidity and Capital Resources

           The Company's liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility. At June 30, 1998, working capital was $45,045,000, including $5,812,000 of cash. Cash provided by operating activities aggregated $3,603,000 for the six months ended June 30, 1998. Trade accounts receivable increased 5.7% from December 31, 1997 to June 30, 1998, and inventory levels decreased 12.8% from December 31, 1997 to June 30, 1998, largely due to the normal seasonality of the business.

           The Company has a revolving credit facility with a bank (the "Facility"), providing a maximum borrowing availability of $25,000,000, with an amended credit availability of $30,000,000 from March 16, 1998 to June 30, 1998. The Facility also requires the Company to pay down the outstanding balance to less than $2,500,000 for at least thirty consecutive days during each of the thirteen-month periods ending July 31, 1999 and 2000. The Facility can be used for working capital and general corporate purposes and expires August 1, 2000. Borrowings bear interest at the bank's prime rate (8.5% at June 30, 1998) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company may elect to have borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility is secured by substantially all assets of the Company. At June 30, 1998 the Company had borrowed $11,300,000 under the Facility and had outstanding letters of credit of $4,779,000, leaving approximately $13,921,000 available for borrowings.



           The Company has an agreement with a supplier, Prosperous Dragon, to provide financing to the supplier. At June 30, 1998, $2,164,000 was outstanding ($664,000 net of allowance). The note is secured by all assets of the supplier and bears interest at the prime rate (8.5% at June 30, 1998) plus 1%.

           Capital expenditures totaled $926,000 for the six months ended June 30, 1998. The Company's capital expenditures related primarily to a new warehouse management system at the Company's Ventura County, California distribution center, molds purchased for production, upgrades to corporate computer systems and a new booth for European tradeshows. The Company currently has no material future commitments for capital expenditures.

           In February 1998, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under its existing stock repurchase program from 900,000 shares to 1,200,000 shares. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions. Under this program, the Company

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

           repurchased 300,000 shares in 1996 for cash consideration of $2,390,000, 330,000 shares in 1997 for cash consideration of $2,581,000 and 293,000 shares in the first six months of 1998 for cash consideration of $2,159,000.

           The Company believes that internally generated funds, the available borrowings under its existing credit facilities and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements. Risks and uncertainties which could impact the Company's ability to maintain it's cash position include the Company's growth rate, it's ability to collect it's receivables in a timely manner, the Company's ability to effectively manage it's inventory, and the volume of letters of credit used to purchase product, among others. See also the discussion regarding forward-looking statements in the preceding "Outlook" section.

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

           Based on the Company's historical experience, the Company would expect greater sales in the first and second quarters than in the third and fourth quarters. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company's customers continuing to carry and promote it's various product lines, among other risks and uncertainties. See also the discussion regarding forward-looking statements under "Outlook".



           Other

           The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

           Recently Issued Pronouncements

           For recently issued pronouncements, see Note 6 to the Condensed Consolidated Financial Statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings.   Not applicable

Item 2.    Changes in Securities.   Not applicable

Item 3.    Defaults upon Senior Securities.   Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

           On May 15, 1998, the Company held its Annual Meeting of Stockholders. At the meeting, Rex A. Licklider and Karl F. Lopker were each re-elected as Class II directors until the Annual Meeting of Stockholders to be held in 2001, until such director's successor has been duly elected and qualified or until such director has otherwise ceased to serve as a director. For Rex A. Licklider, 7,748,143 votes were cast in favor and 154,884 votes were withheld. For Karl F. Lopker, 7,749,943 votes were cast in favor and 154,084 votes were withheld. There were no broker non-votes.

           The stockholders also ratified to approve an amendment to the Company's 1993 Employee Stock Incentive Plan, as amended (the "Plan"), to (a) increase the number of shares reserved for issuance thereunder by 1,000,000 shares, (b) extend the duration of the Plan by five years and (c) modify certain other provisions. 5,193,782 votes were cast in favor of the ratification; 931,743 were voted against; 40,185 abstained; and there were 1,737,317 broker non-votes.

           Lastly, the stockholders ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors. 7,788,066 votes were cast in favor of the ratification; 41,594 were voted against; and 73,367 abstained. There were no broker non-votes.

Item 5.    Other Information.   Not applicable

Item 6.    Exhibits and Reports on Form 8-K.

           (a)       Exhibits

                      10.37 Fifth Amendment to Credit Agreement between Deckers Outdoor Corporation and Wells Fargo Bank, dated May 29, 1998.

                      10.38 Sixth Amendment to Credit Agreement between Deckers Outdoor Corporation and Wells Fargo Bank, dated July 22, 1998.

           (b)       Reports on Form 8-K.  None

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


           Signature

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Deckers Outdoor Corporation



             Date: August 14, 1998        /s/ M. Scott Ash
                                          --------------------------------------
                                          M. Scott Ash, Chief  Financial Officer

                                          (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)