Form 10-Q
period 1998-09-30
DECKERS OUTDOOR CORP
filed 1998-11-23
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 0-22446
--------------------------------------------------------------------------------
                           DECKERS OUTDOOR CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                95-3015862
--------------------------------------------------------------------------------
     (State or other jurisdiction              IRS Employer Identification
           of incorporation
           or organization)

     495-A South Fairview Avenue,
          Goleta, California                              93117
--------------------------------------------------------------------------------
         (Address of principal                         (zip code)
          executive offices)

Registrant's telephone number, including area code   (805) 967-7611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]   No [ ]


Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                                      Outstanding at
                            CLASS                    November 19, 1998
                ----------------------------          --------------
                Common stock, $.01 par value            8,505,770

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                                Table of Contents


                                                                                    Page
                                                                                    ----
Part I. Financial Information

    Item 1. Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997                                                      1

            Condensed Consolidated Statements of Operations for the
            Three-Month Period Ended September 30, 1998 and 1997                       2

            Condensed Consolidated Statements of Operations for the
            Nine-Month Period Ended September 30, 1998 and 1997                        3

            Condensed Consolidated Statements of Cash Flows for the
            Nine-Month Period Ended September 30, 1998 and 1997                      4-5

            Notes to Condensed Consolidated Financial Statements                    6-11

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              12-20

Part II. Other Information

    Item 1. Legal Proceedings                                                         21

    Item 2. Changes in Securities                                                     21

    Item 3. Defaults upon Senior Securities                                           21

    Item 4. Submission of Matters to a Vote of Security Holders                       21

    Item 5. Other Information                                                         21

    Item 6. Exhibits and Reports on Form 8-K                                          21

    Signature                                                                         22

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        1998                1997
                                                                    -------------       ------------
                                            ASSETS

Current assets:
        Cash                                                        $  3,830,000           3,238,000
        Trade accounts receivable, less allowance for
          doubtful accounts of $1,191,000 and $1,092,000 as of
          September 30, 1998 and December 31, 1997, respectively      14,832,000          23,037,000
        Inventories                                                   16,471,000          18,979,000
        Prepaid expenses and other current assets                      1,881,000           2,190,000
        Refundable income taxes                                        4,482,000                  --
        Deferred tax assets                                            1,357,000           1,357,000
                                                                    ------------        ------------
               Total current assets                                   42,853,000          48,801,000

Property and equipment, at cost, net                                   2,959,000           2,509,000
Intangible assets, less applicable amortization                       20,853,000          21,866,000
Note receivable from supplier, net                                       597,000             966,000
Other assets, net                                                        583,000             551,000
                                                                    ------------        ------------
                                                                    $ 67,845,000          74,693,000
                                                                    ============        ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Bank credit facility                                        $  8,470,000                  --
        Notes payable                                                         --           2,000,000
        Current installments of long-term debt                           112,000             107,000
        Trade accounts payable                                         3,805,000           3,629,000
        Accrued expenses                                               2,031,000           3,821,000
        Income taxes payable                                                  --              22,000
                                                                    ------------        ------------
               Total current liabilities                              14,418,000           9,579,000
                                                                    ------------        ------------

Long-term debt, less current installments                                599,000           7,983,000

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value.  Authorized
          5,000,000 shares; none issued                                       --                  --
        Common stock, $.01 par value.  Authorized 20,000,000
          shares; issued 9,478,722 shares and outstanding
          8,505,770 shares at September 30, 1998; issued
          9,419,431 shares and outstanding 8,789,431 shares
          at December 31, 1997                                            85,000              88,000
        Additional paid-in capital                                    22,708,000          25,034,000
        Retained earnings                                             30,659,000          32,633,000
                                                                    ------------        ------------
                                                                      53,452,000          57,755,000
        Less note receivable from stockholder/officer                    624,000             624,000
                                                                    ------------        ------------
               Total stockholders' equity                             52,828,000          57,131,000
                                                                    ------------        ------------
                                                                    $ 67,845,000          74,693,000
                                                                    ============        ============

See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  THREE-MONTH PERIOD ENDED
                                                                       SEPTEMBER 30,
                                                              ---------------------------------
                                                                  1998                 1997
                                                              ------------         ------------
Net sales                                                     $ 13,558,000           20,783,000
Cost of sales                                                   12,251,000           13,453,000
                                                              ------------         ------------
               Gross profit                                      1,307,000            7,330,000

Selling, general and administrative expenses                     9,374,000            6,454,000
                                                              ------------         ------------
               Earnings (loss) from operations                  (8,067,000)             876,000

Other expense (income):
     Interest expense (income), net                                150,000              (57,000)
     Minority interest in net income of unconsolidated
       subsidiary                                                       --               98,000
     Miscellaneous expense                                          70,000               10,000
                                                              ------------         ------------
               Earnings (loss) before income taxes
                 (benefit)                                      (8,287,000)             825,000

Income taxes (benefit)                                          (3,154,000)             357,000
                                                              ------------         ------------

               Net earnings (loss)                            $ (5,133,000)             468,000
                                                              ============         ============
Net earnings (loss) per share:
     Basic                                                    $      (0.60)                0.05
     Diluted                                                         (0.60)                0.05
                                                              ============         ============
Weighted average shares:
     Basic                                                       8,506,000            8,997,000
     Diluted                                                     8,506,000            9,069,000
                                                              ============         ============

See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                        NINE-MONTH PERIOD ENDED
                                                                              SEPTEMBER 30,
                                                                    -------------------------------
                                                                        1998                1997
                                                                    ------------         ----------
Net sales                                                           $ 76,877,000         83,327,000
Cost of sales                                                         49,111,000         48,515,000
                                                                    ------------         ----------
               Gross profit                                           27,766,000         34,812,000

Selling, general and administrative expenses                          29,580,000         26,838,000
Loss on factory closure                                                       --            500,000
                                                                    ------------         ----------
               Earnings (loss) from operations                        (1,814,000)         7,474,000

Other expense:
     Interest expense, net                                               836,000            324,000
     Minority interest in net income of unconsolidated
       subsidiary                                                             --             17,000
     Miscellaneous expense                                                73,000              4,000
                                                                    ------------         ----------
               Earnings (loss) before income taxes (benefit)          (2,723,000)         7,129,000

Income taxes (benefit)                                                  (749,000)         3,082,000
                                                                    ------------         ----------

               Net earnings (loss)                                  $ (1,974,000)         4,047,000
                                                                    ============         ==========

Net earnings (loss) per share:
     Basic                                                          $      (0.23)              0.45
     Diluted                                                               (0.23)              0.45
                                                                    ============         ==========
Weighted average shares:
     Basic                                                             8,673,000          8,996,000
     Diluted                                                           8,673,000          9,062,000
                                                                    ============         ==========

See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        NINE-MONTH PERIOD ENDED
                                                                              SEPTEMBER 30,
                                                                   ---------------------------------
                                                                       1998                 1997
                                                                   ------------         ------------
Cash flows from operating activities:
   Net earnings (loss)                                             $ (1,974,000)           4,047,000
                                                                   ------------         ------------
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                 1,998,000            1,861,000
        Provision for doubtful accounts                                 550,000              300,000
        Loss on factory closure                                              --              500,000
        Non-cash stock compensation                                      84,000                   --
        Minority interest in net income of unconsolidated
          subsidiary                                                         --               17,000
        Changes in assets and liabilities:
          (Increase) decrease in:
            Trade accounts receivable                                 7,655,000              498,000
            Inventories                                               2,508,000           10,627,000
            Prepaid expenses and other current assets                   309,000            1,275,000
            Refundable income taxes                                  (4,482,000)                  --
            Note receivable from supplier                               369,000              258,000
            Other assets                                                (32,000)            (302,000)
          Increase (decrease) in:
            Accounts payable                                            176,000             (843,000)
            Accrued expenses                                         (1,790,000)             305,000
            Income taxes payable                                        (22,000)              99,000
                                                                   ------------         ------------
               Total adjustments                                      7,323,000           14,595,000
                                                                   ------------         ------------
               Net cash provided by operating activities              5,349,000           18,642,000
                                                                   ------------         ------------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                         147,000               13,000
   Purchase of property and equipment                                (1,582,000)          (1,218,000)
   Cash paid in connection with Ugg acquisition                      (2,000,000)            (351,000)
   Purchase of intangible assets                                             --             (200,000)
   Cash paid to stockholder/officer for loan                                 --             (624,000)
                                                                   ------------         ------------
               Net cash used in investing activities                 (3,435,000)          (2,380,000)
                                                                   ------------         ------------

                                  (Continued)


See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                        NINE-MONTH PERIOD ENDED
                                                                              SEPTEMBER 30,
                                                                   ---------------------------------
                                                                       1998                 1997
                                                                   ------------         ------------
Cash flows from financing activities:
        Gross proceeds from notes payable and long-term
            debt                                                     22,054,000                   --
        Repayments of notes payable and long-term debt              (20,963,000)          (9,048,000)
        Cash paid for repurchases of common stock                    (2,529,000)            (728,000)
        Cash received from issuances of common stock                    116,000              676,000
                                                                   ------------         ------------
               Net cash used in financing activities                 (1,322,000)          (9,100,000)
                                                                   ------------         ------------
               Net increase in cash                                     592,000            7,162,000

Cash at beginning of period                                           3,238,000            1,287,000
                                                                   ------------         ------------

Cash at end of period                                              $  3,830,000            8,449,000
                                                                   ============         ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                                   $    834,000              449,000
        Income taxes                                                  3,780,000            2,263,000
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


(2)   Earnings (loss) per Share

      Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three-month and nine-month periods ended September 30, 1997, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock. For the three and nine month periods ended September 30, 1998, the Company had a net loss and, accordingly, inclusion of the stock options would be anti-dilutive. As a result, the impact of stock options was not included in the computations for these periods and the resulting weighted average number of shares used in the basic computation and the diluted computation are the same.

      The reconciliations of basic to diluted weighted average shares are as follows:

                                                              THREE-MONTH PERIOD ENDED
                                                                     SEPTEMBER 30,
                                                           -------------------------------
                                                               1998                1997
                                                           ------------         ----------
        Net earnings (loss)                                $ (5,133,000)           468,000
                                                           ------------         ----------

        Weighted average shares used in basic                 8,506,000          8,997,000
           computation
        Dilutive stock options                                       --             72,000
                                                           ------------         ----------
           Weighted average shares used for diluted
               computation                                    8,506,000          9,069,000
                                                           ------------         ----------

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(2)   Earnings (loss) per Share (Continued)

      Options to purchase 743,000 shares of common stock at prices ranging from $5.50 to $15.00 were outstanding during the three months ended September 30, 1998, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, as the Company incurred a net loss. Options to purchase 419,000 shares of common stock at prices ranging from $8.13 to $15.00 were outstanding during the three months ended September 30, 1997, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period.

                                                               NINE-MONTH PERIOD ENDED
                                                                     SEPTEMBER 30,
                                                           -------------------------------
                                                               1998                1997
                                                           ------------         ----------
        Net earnings (loss)                                $ (1,974,000)         4,047,000
                                                           ------------         ----------

        Weighted average shares used in basic                 8,673,000          8,996,000
           computation
        Dilutive stock options                                       --             66,000
                                                           ------------         ----------
           Weighted average shares used for diluted
               computation                                    8,673,000          9,062,000
                                                           ------------         ----------

      Options to purchase 691,000 shares of common stock at prices ranging from $5.50 to $15.00 were outstanding during the nine months ended September 30, 1998, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, as the Company incurred a net loss. Options to purchase 443,000 shares of common stock at prices ranging from $7.50 to $15.00 were outstanding during the nine months ended September 30, 1997, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period.

(3)   Inventories

      Inventories are summarized as follows:

                                            SEPTEMBER 30,      DECEMBER 31,
                                                1998               1997
                                            -------------      ------------
        Finished goods                       $15,347,000        14,081,000
        Work in process                           44,000         1,189,000
        Raw materials                          1,080,000         3,709,000
                                             -----------        ----------
        Total inventories                    $16,471,000        18,979,000
                                             ===========        ==========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(4)     Credit Facility

        The Company has a revolving credit facility with a bank (the "Facility"), to be used for working capital and general corporate purposes, secured by substantially all assets of the Company. Up to $12,000,000 of borrowings may be in the form of letters of credit. The Facility requires the Company to pay down the outstanding balance to less than $2,500,000 for at least thirty consecutive days during the thirteen-month period ending July 31, 1999.

        As a result of the third quarter loss, the Company was not in compliance with certain covenants in the Facility at September 30, 1998, including the tangible net worth requirement and the EBITDA coverage ratio. The Company has subsequently obtained waivers of the non-compliance from the bank with respect to these covenants.

        At September 30, 1998, the Facility provided for a maximum borrowing availability of $25,000,000, under which the Company had borrowed $8,470,000 and had outstanding letters of credit of $9,889,000 as of such date. On November 20, 1998, the Company and the bank increased the maximum borrowing availability to $40,000,000 through May 31, 1999, and $25,000,000 from June 1, 1999 to July 1, 1999, all subject to a borrowing base of eligible assets, as defined. The expiration date was changed to July 1, 1999 from August 1, 2000.

        At September 30, 1998, the Facility provided for interest at the bank's prime rate (8.25% at September 30, 1998) plus up to 0.25%, depending on whether the Company satisfies certain financial ratios. Alternatively, the Company had the ability to elect borrowings to bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfies such financial ratios. In conjunction with the increase in the maximum borrowing availability, the Facility, as amended, provides for interest at prime (8.25% at September 30, 1998) plus 1.5%.

(5)     Income Taxes

        Income taxes (benefit) for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended September 30, 1998 the Company experienced an income tax benefit of $3,154,000, as a result of the Company's third quarter loss. This represents an effective income tax rate of 38.1%. For the three months ended September 30, 1997, the Company had income tax expense of $357,000, representing an effective income tax rate of 43.3%. For the nine months ended September 30, 1998 the Company experienced an income tax benefit of $749,000, as a result of the Company's loss for the period. This represents an effective income tax rate of 27.5%. For the nine months ended September 30, 1997, the Company had income tax expense of $3,082,000, representing an effective income tax rate of 43.2%.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(6)     Recently Issued Pronouncements (Continued)

        The Company adopted FAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. The only difference between "net earnings (loss)" and "comprehensive income (loss)" for the Company is the impact from foreign currency translation adjustments. Foreign currency translation adjustments were immaterial to the Company's condensed consolidated financial statements. Accordingly, net earnings (loss) approximated comprehensive income (loss) for the three and nine-month periods ended September 30, 1998 and September 30, 1997.

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

        In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Since the Company does not presently invest in derivatives or engage in hedging activities, SFAS No. 133 will not impact the Company's financial position or results of operations.

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

(7)     Contingencies

        An action was brought against the Company in 1995 whereby the plaintiff alleges, among other things, that the Company violated certain non-disclosure agreements and infringed purported trade secrets regarding certain footwear products and capitalized on the information by developing a competing product and incorporating certain concepts or technologies into other product lines. The complaint seeks specified damages of $15 million and other unspecified damages. The Company believes such claims are without merit. The Company anticipates that this matter will proceed to trial in 1999. The Company has contested, and intends to continue contesting this claim vigorously. A motion for summary judgment seeking dismissal of this matter is pending. The Company does not anticipate that the ultimate outcome of the complaint will have a material adverse effect upon the Company's financial position, results of operations or cash flows.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(7)     Contingencies (Continued)

        The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that two of the most popular Teva(R) styles, the Valkyrie and the Storm, are covered by this anti-dumping duty legislation. The Company does not believe that these styles are covered by the legislation and is working with Customs to resolve the situation. In the event that Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties from 1997. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company may have to cease shipping such styles from China into Europe in the future or may have to begin to source these styles from countries not covered by the legislation. The Company is unable to predict the outcome of this matter and the effect, if any, on the Company's condensed consolidated financial statements.

        The Company has commenced a recall of its Spring 1998 Teva(R) universal nylon infant sandals as the Company has determined that the sandals do not meet the Company's standards of quality and performance. The sandals covered by the proposed recall were shipped between September 1997 and August 1998. The Company believes that approximately 65,000 pairs of these sandals were shipped during this period, resulting in net sales of approximately $800,000. The Company intends to seek recovery of loss, if any, from the independent factory which produced the sandals. The Company has recorded an estimated loss of $460,000 as of September 30, 1998, related to this matter.

        In October 1998, the Company was served in an action brought by a Plaintiff claiming, among other things, breach of contract and misrepresentation related to the Company's sale of its interest in Trukke Winter Sports Products, Inc. ("Trukke") to the founder of Trukke, rather than to the Plaintiff. The Plaintiff contends, among other things, that a letter of intent between the Company and the Plaintiff was a binding agreement. The Company vigorously denies such assertions. The Company does not anticipate that the ultimate outcome of the Complaint will have a material adverse effect upon the Company's financial position, results of operations or cash flows. This action will be heard in the federal district court in Pocatello, Idaho.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(8)     Subsequent Event

        On October 9, 1998, the Company adopted a shareholder rights plan. The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. As part of the plan, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share (the "Common Shares"), of the Company. The dividend is payable to stockholders of record on December 1, 1998 (the "Record Date"). In addition, one Right shall be issued with each Common Share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date, in each case upon the issuance of the Company's common stock in connection with any of the foregoing. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), of the Company, at a price of $50.00, subject to adjustment.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

        Net sales decreased by $7,225,000, or 34.8%, between the three months ended September 30, 1998 and 1997. Sales of Teva(R) footwear decreased to $4,219,000 for the three months ended September 30, 1998 from $4,365,000 for the three months ended September 30, 1997, a 3.4% decrease. This decrease was a result of the product recall announced during the quarter, which reduced net sales by the amount of expected returns. Sales of Teva(R) footwear represented 31.1% and 21.0% of net sales in the three months ended September 30, 1998 and 1997, respectively. Net sales of footwear under the Simple(R) product line decreased 44.5% to $5,849,000 from $10,542,000 between the three months ended September 30, 1998 and 1997. The decrease in Simple(R) sales occurred due to a decline in demand for the Simple(R) products caused by a variety of factors including competition, an abundance of similar products at retail, and a general decrease in the popularity of the products. Sales of Ugg(R) footwear decreased 24.1% to $2,576,000 from $3,396,000, representing 19.0% of sales in 1998 and 16.3% in 1997. The decrease in sales of Ugg(R) is due primarily to timing issues, as certain styles did not arrive from factories in time for them to ship out prior to September 30, 1998. Overall, international sales for all of the Company's products decreased 37.4% to $3,320,000 from $5,301,000, representing 24.5% of net sales in 1998 and 25.5% in 1997. This decrease was primarily due to a decrease in Simple(R) sales in the international markets. The volume of footwear sold decreased 23.4% to 534,000 pairs during the three months ended September 30, 1998 from 697,000 pairs during the three months ended September 30, 1997, for the reasons discussed above.

        The weighted average wholesale price per pair sold during the three months ended September 30, 1998 decreased 12.6% to $23.80 from $27.23 for the three months ended September 30, 1997. The decrease was primarily due to higher volumes of Teva(R) and Simple(R) close-outs.

        Cost of sales decreased by $1,202,000, or 8.9%, to $12,251,000 for the three months ended September 30, 1998, compared with $13,453,000 for the three months ended September 30, 1997. Gross profit decreased by $6,023,000, or 82.2%, to $1,307,000 for the three months ended September 30, 1998 from $7,330,000 for the three months ended September 30, 1997 and decreased as a percentage of net sales to 9.6% from 35.2%. The decrease in gross margin during the quarter was due to several factors. As a result of the Simple(R) sales decline, the Company experienced approximately $1,600,000 of inventory write-downs on excess Simple(R) inventory. In addition, the Company experienced write-downs of Teva(R) raw materials inventory at the end of the 1998 Teva(R) season and also as a result of the Company's third quarter closure of its Mexican factory, the last remaining Company-owned manufacturing facility. The Teva(R) materials write-downs, resulting primarily from these items, aggregated approximately $900,000. Also, discounted sales accounted for a greater proportion of total sales in 1998 than in 1997. Lastly, the Company announced a product recall on the Teva(R) nylon infant sandals, as discussed in Note 7 to the Condensed Consolidated Financial Statements, during the third quarter of 1998. The Company recorded a loss of approximately $460,000 related to this recall, of which approximately $360,000 was included as a reduction of gross profit and approximately $100,000 was included in selling, general, and administrative expenses.

        Selling, general and administrative expenses increased by $2,920,000, or 45.2%, for the three months ended September 30, 1998, compared with the three months ended September 30, 1997, and increased as a percentage of net sales to 69.1% in 1998 from 31.1% in 1997. In its continuing efforts to improve sales growth, the Company continued to increase advertising and marketing costs and continued to increase its research and development efforts to improve design as well as to improve the transition from design to production. Accordingly, the Company incurred approximately $720,000 more

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


        in advertising and marketing costs and approximately $390,000 more in research and development costs in the third quarter of 1998 than in the third quarter of 1997. The Company also experienced an increase in bad debt expense of approximately $450,000, an increase in warehouse costs of approximately $175,000, increased sample expenses of approximately $230,000, product recall costs of approximately $100,000 and incurred severance costs of approximately $200,000 in conjunction with the closure of the Mexican manufacturing facility in the third quarter of 1998. In addition to the above, the increase in selling, general and administrative expenses as a percentage of net sales was a consequence of certain costs being fixed and not decreasing proportionately with the reduction in sales.

        Net interest expense was $150,000 for the three months ended September 30, 1998 compared with net interest income of $57,000 for the three months ended September 30, 1997, primarily due to increased borrowings on the Company's credit facility in the current year.

        For the three months ended September 30, 1998 the Company experienced an income tax benefit of $3,154,000, as a result of the Company's third quarter loss, reflecting the Company's ability to recover income taxes previously paid. This represents an effective income tax rate of 38.1%. For the three months ended September 30, 1997, the Company had income tax expense of $357,000, representing an effective income tax rate of 43.3%. The decrease in the effective income tax rate is due to certain non-deductible expenses, primarily goodwill amortization, which were a greater proportion of earnings (loss) before income taxes in the three months ended September 30, 1998 than in the three months ended September 30, 1997. In addition, for California state income tax purposes, net operating losses cannot be carried back to offset income taxes previously paid in prior years and, therefore, the income tax benefit is reduced accordingly.

        The Company had a net loss of $5,133,000 for the three months ended September 30, 1998 as compared with net earnings of $468,000 for the three months ended September 30, 1997 due to the reasons discussed above.

        Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

        Net sales decreased by $6,450,000, or 7.7%, between the nine months ended September 30, 1998 and 1997. Sales of Teva(R) footwear increased to $53,146,000 for the nine months ended September 30, 1998 from $49,370,000 for the nine months ended September 30, 1997, a 7.6% increase. Sales of Teva(R) footwear represented 69.1% and 59.3% of net sales in the nine months ended September 30, 1998 and 1997, respectively. Net sales of footwear under the Simple(R) product line decreased 34.3% to $16,940,000 from $25,766,000 between the nine months ended September 30, 1998 and 1997. The decrease in Simple(R) sales occurred due to a decline in demand for the Simple(R) products caused by a variety of factors including competition, an abundance of similar products at retail, and a general decrease in the popularity of the products. Sales of Ugg(R) footwear decreased 8.3% to $2,815,000 from $3,069,000, representing 3.7% of sales in the nine months ended September 30, 1998 and 1997. Overall, international sales for all of the Company's products decreased 2.8% to $18,986,000 from $19,541,000, representing 24.7% of net sales in 1998 and 23.5% in 1997. The volume of footwear sold decreased 6.4% to 2,893,000 pairs during the nine months ended September 30, 1998 from 3,090,000 pairs during the nine months ended September 30, 1997, for the reasons discussed above.

        The weighted average wholesale price per pair sold during the nine months ended September 30, 1998 decreased slightly by 1.0% to $25.24 from $25.50 for the nine months ended September 30, 1997. The decrease occurred as a result of an increase in the proportion of footwear sold at closeout prices in 1998 compared to 1997. This decrease was partially offset by the impact of price increases in the Spring 1998 Teva(R) product line as well as increased selling prices for Teva(R) and Simple(R) in certain European markets, as the Company began selling directly to retailers at higher prices than those previously charged to distributors in those markets in 1997.

        Cost of sales increased by $596,000, or 1.2%, to $49,111,000 for the nine months ended September 30, 1998, compared with $48,515,000 for the nine months ended September 30, 1997. Gross profit decreased by $7,046,000, or 20.2%, to $27,766,000 for the nine months ended September 30, 1998 from $34,812,000 for the nine months ended September 30, 1997 and decreased as a percentage of net sales to 36.1% from 41.8%. The decrease in gross margin during the period was due to several factors. As a result of the Simple(R) sales decline, the Company experienced inventory write-downs on excess Simple(R) inventory. In addition, the Company experienced write-downs of Teva(R) raw materials inventory throughout the nine month period ended September 30, 1998, partially as a result of the Company's third quarter closure of its Mexican factory, the last remaining Company-owned manufacturing facility. Also, the Company experienced increased air freight costs during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. In addition, discounted sales accounted for a greater proportion of total sales in 1998 than in 1997. Lastly, the Company announced a product recall on the Teva(R) nylon infant sandals during the third quarter of 1998. The Company recorded a loss of approximately $460,000 related to this recall, of which approximately $360,000 was included as a reduction of gross profit and approximately $100,000 was included in selling, general, and administrative expenses.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


        Selling, general and administrative expenses increased by $2,742,000, or 10.2%, for the nine months ended September 30, 1998, compared with the nine months ended September 30, 1997, and increased as a percentage of net sales to 38.5% in 1998 from 32.2% in 1997. In its continuing efforts to improve sales growth, the Company continued to increase advertising and marketing and continued to increase its research and development efforts to improve design as well as to improve the transition from design to production. Accordingly, the Company incurred approximately $530,000 more in advertising and marketing costs and approximately $800,000 more in research and development costs in the nine month period ended September 30, 1998 than in the nine month period ended September 30, 1997. The Company also experienced an increase in warehouse costs of approximately $410,000, an increase in sample expenses of approximately $250,000, increased European office expenses of approximately $220,000, product recall costs of approximately $100,000 and incurred severance costs of approximately $200,000 in conjunction with the closure of the Mexican manufacturing facility in the third quarter of 1998. This increase was partially offset by the non-recurrence of the costs associated with the 1997 litigation with the former shareholders of Ugg. In addition to the above, the increase in selling, general and administrative expenses as a percentage of net sales was a consequence of certain costs being fixed and not decreasing proportionately with the reduction in sales.

        Net interest expense was $836,000 for the nine months ended September 30, 1998 compared with net interest expense of $324,000 for the nine months ended September 30, 1997, primarily due to increased borrowings on the Company's credit facility in the current year.

        For the nine months ended September 30, 1998 the Company experienced an income tax benefit of $749,000, as a result of the Company's loss for the period, reflecting the Company's ability to recover income taxes previously paid. This represents an effective income tax rate of 27.5%. For the nine months ended September 30, 1997, the Company had income tax expense of $3,082,000, representing an effective income tax rate of 43.2%. The decrease in the effective income tax rate is due to certain non-deductible expenses, primarily goodwill amortization, which were a greater proportion of earnings (loss) before income taxes in the nine months ended September 30, 1998 than in the nine months ended September 30, 1997. In addition, for California state income tax purposes, net operating losses cannot be carried back to offset income taxes previously paid in prior years and, therefore, the income tax benefit is reduced accordingly.

        The Company had a net loss of $1,974,000 for the nine months ended September 30, 1998 as compared with net earnings of $4,047,000 for the nine months ended September 30, 1997 due to the reasons discussed above.

        Outlook

        This "Outlook" section, the last paragraph under "Liquidity and Capital Resources" and the discussion under "Seasonality" contain a number of forward-looking statements including forward-looking statements relating to sales expectations, the potential impact of certain litigation, the potential imposition of certain customs duties, the potential impact of the Teva(R) license expiration, the potential impact of the Year 2000 on the Company and the impact of seasonality on the Company's operations. All of the forward-looking statements are based on current expectations. Actual results may differ materially.

        Sales Expectations. The Company has offered an early delivery program for Teva(R) for the fourth quarter of 1998, which encourages retailers to receive shipments of product in the fourth quarter of 1998, which shipments the Company believes would ordinarily ship in the first quarter of 1999. The Company offered a similar program in the fourth quarter of 1997. Based on sales orders through November 13, 1998, the Company believes that sales of Teva(R) product in the fourth quarter of 1998 will exceed the corresponding sales in the fourth quarter of 1997 and believes that Ugg(R) sales in the fourth quarter of 1998 will exceed sales of Ugg(R) in the fourth quarter of 1997. Simple(R) sales were down by 34.3% for the nine months ended September 30, 1998 as compared to the same period last year. The Company expects sales of Simple(R) to continue to be lower for the fourth quarter of 1998, compared to the fourth quarter of 1997.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


        The foregoing forward-looking statements regarding sales expectations represent the Company's current analysis of trends and information. Actual results could vary as a result of numerous factors. For example, the Company's results are directly dependent on consumer preferences, which are difficult to assess and can shift rapidly. Any shift in consumer preferences away from one or more of the Company's product lines could result in lower sales as well as obsolete inventory, both of which would adversely affect the Company's results of operations, financial condition and cash flows. The Company is also dependent on its customers continuing to carry and promote its various lines. The Company's sales can be adversely impacted by the ability of the Company's suppliers to manufacture and deliver products in time for the Company to meet its customers' orders. In addition, sales of each of the Company's different lines have historically been higher in different seasons, with the highest percentage of Teva(R) sales occurring in the first and second quarter of each year, the highest percentage of Simple(R) sales occurring in the third quarter and the highest percentage of Ugg(R) sales occurring in the fourth quarter. Consequently, the results for these product lines are highly dependent on results during these specified periods.

        In addition, the Company's results of operations, financial condition and cash flows are subject to risks and uncertainties with respect to the following: overall economic and market conditions; competition; demographic changes; the loss of significant customers or suppliers; the performance and reliability of the Company's products; customer service; the Company's ability to secure and maintain intellectual property rights; the Company's ability to secure and maintain adequate financing; its ability to attract and retain key employees; and the general risks associated with doing international business including foreign exchange risks, duties, quotas and political instability.

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

        Potential Impact of Certain Litigation. An action was brought against the Company in 1995 whereby the plaintiff alleges, among other things, that the Company violated certain non-disclosure agreements and infringed purported trade secrets regarding certain footwear products and capitalized on the information by developing a competing product and incorporating certain concepts or technologies into other product lines. The complaint seeks specified damages of $15 million and other unspecified damages. The Company believes such claims are without merit. The Company anticipates that this matter will proceed to trial in 1999. The Company has contested, and intends to continue contesting this claim vigorously. A motion for summary judgment seeking dismissal of this matter is pending. The Company does not anticipate that the ultimate outcome of the complaint will have a material adverse effect upon the Company's financial position, results of operations or cash flows.

        In October 1998, the Company was served in an action brought by a Plaintiff claiming, among other things, breach of contract and misrepresentation related to the Company's sale of its interest in Trukke Winter Sports Products, Inc. ("Trukke") to the founder of Trukke, rather than to the Plaintiff. The Plaintiff contends, among other things, that a letter of intent between the Company and the Plaintiff was a binding agreement. The Company vigorously denies such assertions. The Company does not anticipate that the ultimate outcome of the Complaint will have a material adverse effect upon the Company's financial position, results of operations or cash flows. This action will be heard in the federal district court in Pocatello, Idaho.

        Potential Imposition of Duties. The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that two of the most popular Teva(R) styles, the Valkyrie and the Storm, are covered by this anti-dumping duty legislation. The Company does not believe that these styles are covered by the legislation and is working with Customs to resolve the situation. In the event that Customs makes a final

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


        determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties from 1997. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company may have to cease shipping such styles from China into Europe in the future or may have to begin to source these styles from countries not covered by the legislation. The Company is unable to predict the outcome of this matter and the effect, if any, on the Company.

        Potential Impact of Teva License Expiration. Mark Thatcher, owner of Teva Sport Sandals, Inc., has engaged a financial advisor to explore various strategic options for the Teva(R) brand. The Company is in continuing negotiations with Thatcher, pursuing various options including a renewal of the existing license. The Company is hopeful that it will be able to successfully negotiate a favorable arrangement with Thatcher. In the event that the Company does not come to a favorable arrangement with Thatcher, the Company will not be able to sell Teva(R) products beyond August 31, 2001, which would result in a material adverse impact on the Company's results of operations, financial condition and cash flows.

        Year 2000 Issue. The Year 2000 issue results from computer hardware or software programs written using two digits to identify the year. These computer programs and hardware were designed and developed without consideration of the impact of the upcoming change in the century. As a result, such systems may not be able to properly distinguish between years that begin with a "20" and years that begin with a "19". If not corrected, such hardware and software programs could create erroneous information by or at the year 2000, causing the Company, or its customers or suppliers, to become unable to process normal business transactions accurately or at all.

        State of Readiness. The Company's Year 2000 compliance strategy includes several overlapping phases, which the Company has defined as follows:

        Identification -- This phase involves the identification of the hardware and software systems used by the Company which could be adversely impacted by the Year 2000 issue. It includes identification of information technology ("IT") systems and non-IT systems (including telecommunications systems and systems associated with facilities -- such as utilities and security, among others), as well as identification of the impact that Year 2000 issues may have on the Company's key third party relationships (including customers, suppliers and financing sources, among others).

        Analysis -- This phase involves the determination of the likelihood, impact and magnitude of potential Year 2000 non-compliance for each of the items in the areas previously identified in the Identification phase.

        Conversion -- This phase involves the development and execution of a plan to bring the previously identified items into Year 2000 compliance.

        Testing -- This phase involves the testing of the various systems to ascertain that the conversion procedures were successful at bringing the systems into compliance.

        Implementation -- This phase involves putting the various Year 2000 compliant systems into use in the Company's operations.

        The Company is continuing to assess the readiness of its various systems for handling the Year 2000 issue. The Company is currently in the Conversion phase of its Year 2000 strategy with respect to its enterprise business systems. These include the Company's systems for order entry and processing, allocations, inventory, receivables, payables and financial reporting. The Company has determined that its existing enterprise business systems are not currently Year 2000 compliant. The Company is working

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


        simultaneously on two alternative courses of action to remedy this situation. First, the Company is working on making the necessary revisions and alterations to its existing system in order to bring it into compliance. At the same time, the Company is upgrading the system with the current version of the underlying software, which the software vendor has stated is Year 2000 compliant. The Company currently anticipates completion of the conversion phases by March 31, 1999.

        With respect to the Company's remaining IT systems, including desktops, networks and several departmental hardware and software systems, its non-IT systems, as well as the readiness of its external business partners, the Company is in the Identification phase. The Company expects completion of the Identification and Analysis phases for the remaining IT and non-IT systems by December 31, 1998 and currently anticipates completion of the conversion and testing phases by June 30, 1999. The Company's plan for addressing the readiness of its key external business partners includes requesting information from these partners regarding their own readiness to address their Year 2000 issues, and an assessment of the potential impact that any non-compliance might have on the Company's operations. The various phases for this segment have commenced and are expected to continue throughout 1999.

        Estimated Costs. The Company currently estimates that total costs related to all phases of the Year 2000 strategy with respect to its enterprise business systems will aggregate $300,000. This estimate is for outside goods and service providers only, and does not include the time and costs associated with its in-house employees. In addition, the estimated costs to bring the remaining IT and non-IT systems into compliance and to address and remedy any non-compliance issues at its key business partners are not yet determinable, but will likely exceed $200,000. These costs are expected to be funded through operating cash flows and bank facilities. The Company does not currently anticipate using any independent verification or validation processes. The Company anticipates that the Year 2000 compliance efforts will ultimately result in the deferral of other IT projects. However, the deferral of such projects is not expected to have a material adverse impact on the Company's results of operations, financial condition or cash flows. The estimated Year 2000 compliance costs are based on the Company's current assessment of its Year 2000 situation and could change significantly as the Year 2000 compliance strategy progresses. As of September 30, 1998, the Company has incurred Year 2000 compliance costs of less than approximately $100,000.

        Risks and Contingency Plan. Although the Company is not aware of any material operational issues associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000 issues, and the Company's inability to implement such systems and changes in a timely manner could have a material adverse effect on future results of operations, financial condition and cash flows.

        The potential inability of the Company's business partners to address their own Year 2000 issues sufficiently and timely remains a risk which is difficult to assess. Among other things, the Company is currently highly dependent on the combination of approximately 12 key suppliers, primarily located in the Far East, for the production of its footwear products. The failure of one or more of these suppliers to adequately address their own Year 2000 issues could cause them to be unable to manufacture or deliver product to the Company on a timely basis, materially adversely impacting the Company's results of operations, financial condition and cash flows. In addition, the inability of one or more of the Company's significant customers to become compliant could adversely impact the customers' operations, thus impacting the Company's sales to those customers.

        The Company's Year 2000 compliance efforts are subject to many additional risks including the following, among others: the Company's failure to adequately identify and analyze issues, convert to compliant systems, fully test converted systems, and implement compliant systems; unanticipated issues or delays in any of the phases of the Company's strategy; the inability of customers, suppliers and other business partners to become compliant; breakdown of local and global infrastructures resulting from the non-compliance of utilities, banking systems, transportation, government and communications systems.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


        As the Company has not yet completed various phases of its internal readiness and has not yet determined the readiness of its key business partners, the Company cannot yet fully and accurately identify and quantify the most reasonably likely worst case Year 2000 scenario at this time. However, the Company is currently assessing scenarios and will take steps to mitigate the impact of these scenarios if they were to occur. This contingency planning will continue and the Company expects to more fully address such contingencies by the end of the first quarter of 1999.

        The Company's above assessment of the risks associated with Year 2000 issues is forward-looking. Actual results may vary for a variety of reasons including those described above.

        This "Outlook" section, the last paragraph under "Liquidity and Capital Resources" and the discussion under "Seasonality" contain a number of forward-looking statements including forward-looking statements relating to sales expectations, the potential impact of certain litigation, the potential imposition of certain customs duties, the potential impact of the Teva(R) license expiration, the potential impact of the Year 2000 on the Company and the impact of seasonality on the Company's operations. All of the forward-looking statements are based on current expectations. Actual results may differ materially. The Company cautions the reader not to rely on these forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements.

        Liquidity and Capital Resources

        The Company's liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility. At September 30, 1998, working capital was $28,435,000, including $3,830,000 of cash. Cash provided by operating activities aggregated $5,349,000 for the nine months ended September 30, 1998. Trade accounts receivable decreased 35.6% from December 31, 1997 to September 30, 1998 as a result of the third quarter 1998 sales decline and the normal seasonality of the business. Inventories decreased 13.2% from December 31, 1997 to September 30, 1998, reflecting a decrease in raw materials and work in process inventories between December 31, 1997 and September 30, 1998. The decrease in these inventories was largely due to the Company's closure of its Mexican manufacturing facility in the third quarter of 1998, and the Company's overall exit from the footwear manufacturing business. Whereas a portion of the Company's footwear products have historically been manufactured directly by the Company, requiring the Company to purchase and warehouse raw materials inventories, the Company is currently shifting toward the purchase of 100% of its footwear products as finished goods from unrelated suppliers. As a result of this shift, the raw materials and work in process inventories have decreased. The overall decrease in inventories since December 31, 1997 was also due to the normal seasonality of the business.

        The Company has a revolving credit facility with a bank (the "Facility"), to be used for working capital and general corporate purposes, secured by substantially all assets of the Company. Up to $12,000,000 of borrowings may be in the form of letters of credit. The Facility requires the Company to pay down the outstanding balance to less than $2,500,000 for at least thirty consecutive days during the thirteen-month period ending July 31, 1999.

        As a result of the third quarter loss, the Company was not in compliance with certain covenants in the Facility at September 30, 1998, including the tangible net worth requirement and the EBITDA coverage ratio. The Company has subsequently obtained waivers of the non-compliance from the bank with respect to these covenants.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


        At September 30, 1998, the Facility provided for a maximum borrowing availability of $25,000,000, under which the Company had borrowed $8,470,000 and had outstanding letters of credit of $9,889,000 as of such date. On November 20, 1998, the Company agreed to increase the maximum borrowing availability to $40,000,000 through May 31, 1999, and $25,000,000 from June 1, 1999 to July 1, 1999, all subject to a borrowing base of eligible assets, as defined. In addition, as part of the amendment, (1) the expiration date was changed to July 1, 1999 from August 1, 2000, (2) the tangible net worth requirement, as defined, was adjusted to equal $31,500,000 plus 75% of net earnings subsequent to September 30, 1998 (based on such formula the tangible net worth calculation was $31,562,000 at September 30, 1998) and (3) the interest rate was increased to the bank's prime rate (8.25% at September 30, 1998) plus 1.5% from the bank's prime rate plus up to 0.25%, while the LIBOR pricing option was eliminated.

        At November 19, 1998, the Company had outstanding borrowings of $15,742,000 and outstanding letters of credit of $8,681,000, resulting in an overadvance of $1,531,000 compared to the formula for calculating availability under the amended Facility.

        With respect to the EBITDA coverage ratio, the Company and the bank have had verbal discussions and have orally agreed that certain one-time charges incurred by the Company, including the inventory write-downs, the closure of the Mexican manufacturing facility and the product recall, should be excluded from the calculation going forward.

        The bank's agreement to amend the Facility is subject to satisfaction of certain conditions, including (1) execution of definitive documentation acceptable to the bank and (2) no material adverse change subsequent to September 30, 1998 in the financial condition or business of the Company nor any material decline in the underlying collateral or a substantial or material portion of the assets of the Company.

        The Company has an agreement with a supplier, Prosperous Dragon, to provide financing to the supplier. At September 30, 1998, $2,097,000 was outstanding ($597,000 net of allowance). The note is secured by all assets of the supplier and bears interest at the prime rate (8.25% at September 30, 1998) plus 1%.

        Capital expenditures totaled $1,582,000 for the nine months ended September 30, 1998. The Company's capital expenditures related primarily to a new warehouse management system at the Company's Ventura County, California distribution center, molds purchased for production, upgrades to corporate computer systems and a new booth for European tradeshows. The Company currently has no material future commitments for capital expenditures.

        In February 1998, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under its existing stock repurchase program from 900,000 shares to 1,200,000 shares. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000, 330,000 shares in 1997 for cash consideration of $2,581,000 and 343,000 shares in the first nine months of 1998 for cash consideration of $2,529,000. In connection with the bank's commitment to increase the Company's maximum borrowing availability, the amended facility does not provide for the ability to repurchase additional shares.

        Even assuming resolution of the existing situation with the bank, the Company may not have sufficient funds from internally generated funds, available borrowings under such credit facilities and cash on hand to provide sufficient liquidity to enable it to purchase all inventory under its current plan for the 1999 season, in which case the Company may be required to scale back such plan. Risks and uncertainties which could impact the Company's ability to maintain its cash position include the Company's growth rate, its ability to collect its receivables in a timely manner, the Company's ability to effectively manage its inventory, and the volume of letters of credit used to purchase product, among others. See also the discussion regarding forward-looking statements in the preceding "Outlook" section.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


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

        Recently Issued Pronouncements

        For recently issued pronouncements, see Note 6 to the Condensed Consolidated Financial Statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


PART II. OTHER INFORMATION

Item 1. Legal Proceedings. An action was brought against the Company in 1995 whereby the plaintiff alleges, among other things, that the Company violated certain non-disclosure agreements and infringed purported trade secrets regarding certain footwear products and capitalized on the information by developing a competing product and incorporating certain concepts or technologies into other product lines. The complaint seeks specified damages of $15 million and other unspecified damages. The Company believes such claims are without merit. The Company anticipates that this matter will proceed to trial in 1999. The Company has contested, and intends to continue contesting this claim vigorously. A motion for summary judgment seeking dismissal of this matter is pending. The Company does not anticipate that the ultimate outcome of the complaint will have a material adverse effect upon the Company's financial position, results of operations or cash flows.

In October 1998, the Company was served in an action brought by a Plaintiff claiming, among other things, breach of contract and misrepresentation related to the Company's sale of its interest in Trukke Winter Sports Products, Inc. ("Trukke") to the founder of Trukke, rather than to the Plaintiff. The Plaintiff contends, among other things, that a letter of intent between the Company and the Plaintiff was a binding agreement. The Company vigorously denies such assertions. The Company does not anticipate that the ultimate outcome of the Complaint will have a material adverse effect upon the Company's financial position, results of operations or cash flows. This action will be heard in the federal district court in Pocatello, Idaho.

Item 2. Changes in Securities. Not applicable

Item 3. Defaults upon Senior Securities. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable

Item 5. Other Information. Not applicable

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits

                10.39   Shareholder Rights Agreement, dated as of November 12,
                        1998.

                10.40 Letter agreement between Deckers Outdoor Corporation and Wells Fargo Bank, dated November 20, 1998.

        (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K:

        (1) Form 8-K filed on November 6, 1998 (Item 5 - On November 2, 1998, the Company issued a press release announcing that Mark Thatcher, owner of Teva Sports Sandals, Inc., has engaged an investment firm for purposes of exploring various strategic options for the Teva(R) brand. See Exhibit 99.1).

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

        Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Deckers Outdoor Corporation


         Date:  November 23, 1998      /s/  M. SCOTT ASH
                                       -----------------------------------------
                                       M. Scott Ash, Chief  Financial Officer
                                       (Duly Authorized Officer and
                                        Principal Financial and
                                        Accounting Officer)