Form 10-K
period 1998-12-31
DECKERS OUTDOOR CORP
filed 1999-03-31
CIK 910521

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant on February 26, 1999 based on the closing price of the Common Stock on the NASDAQ National Market System on such date was $12,366,053.

     The number of shares of the registrant's Common Stock outstanding at February 26, 1999 was 8,522,679.

     Portions of registrant's definitive proxy statement relating to registrant's 1999 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of registrant's fiscal year ended December 31, 1998, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          DECKERS OUTDOOR CORPORATION

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                      INDEX TO ANNUAL REPORT ON FORM 10-K

      CAPTION                                                                      PAGE
      -------                                                                      ----

PART I

  Item 1.           Business....................................................      1
  Item 2.           Properties..................................................     17
  Item 3.           Legal Proceedings...........................................     17
  Item 4.           Submission of Matters to a Vote of Security Holders.........     17

PART II
  Item 5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................     18
  Item 6.           Selected Financial Data.....................................     19
  Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................     20
  Item 7A.          Quantitative and Qualitative Disclosures about Market
                    Risk........................................................     27
  Item 8.           Financial Statements and Supplementary Data.................     27
  Item 9.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................     27

PART III
  Item 10.          Directors and Executive Officers of the Registrant..........     49
  Item 11.          Executive Compensation......................................     49
  Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management..................................................     49
  Item 13.          Security Relationships and Related Transactions.............     49

PART IV
  Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.........................................................     49

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company designs and markets innovative, function-oriented footwear and apparel that have been developed for high-performance outdoor, sports and other lifestyle related activities, as well as for casual use. Currently, the Company offers four primary product lines under the following recognized brand names:
Teva(R) -- high-performance sports sandals with a unique, patented strapping system, as well as casual footwear for everyday use and a line of casual apparel; Simple(R) -- innovative shoes that combine the comfort elements of athletic footwear with casual styling; Ugg(R) -- authentic sheepskin boots and other footwear; and Picante(R) -- casual, hand-woven apparel for men and women. Teva is a registered trademark of Mark Thatcher, the inventor and licensor of Teva Sport Sandals. Simple, Ugg and Picante are registered trademarks of the Company and its subsidiaries. All of the Company's footwear and apparel possess the common features of high quality with a primary focus on functionality and comfort. In 1998, the Company sold approximately 3,941,000 pairs of footwear. Revenues from sales (domestic and international) of Teva products have been $67,916,000, $61,863,000 and $43,898,000 during 1998, 1997 and 1996, representing 66.5%, 58.0% and 43.1% of net sales, respectively. For financial information regarding the Company's industry segments, see note 12 to the accompanying consolidated financial statements.

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

     The casual, outdoor and athletic footwear markets are generally characterized by a high level of recognition of brand names, logos and trademarks. Unique and identifying features create brand awareness among consumers and allow a favorable reputation to be transferred to new products. The manufacture of casual, outdoor and athletic footwear is typically conducted overseas through independent manufacturers. Casual and athletic footwear is distributed through athletic footwear stores, department stores and specialty retailers. Outdoor footwear is generally distributed through these channels as well but is to a large extent distributed through outdoor specialty retailers. Retailers may purchase footwear on a "futures" basis (orders placed in advance of a season) or an "at once" basis (orders placed and filled immediately). Futures orders allow the Company to more accurately predict its manufacturing and sourcing needs. By placing futures orders, retailers are also able to reduce the risk that the Company will be unable to meet the retailer's delivery requirements. Retailers are generally encouraged to purchase goods on a futures basis by receiving discounts or special payment terms not otherwise available.

RISK FACTORS

     This Annual Report on Form 10-K contains a variety of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including forward-looking statements in this "Risk Factors" section, the "Outlook" section, the last paragraph under "Liquidity and Capital Resources", the discussion under "Seasonality" and other statements in this Annual Report. These forward-looking statements relate to sales and operating expense expectations, the potential imposition of certain customs duties, the potential impact of the Teva license expiration, the potential impact of certain litigation, the potential impact of the Year 2000 issue on the Company and the impact of seasonality on the Company's operations. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

TEVA LICENSE AGREEMENTS

     The Company manufactures and sells its Teva sport sandals and clothing line pursuant to two exclusive licensing agreements with Mark Thatcher, the inventor of the Teva sport sandal and owner of the Teva patents and trademark. One license agreement applies to the United States, Canada and the Caribbean, and the other covers certain countries in Europe and Asia. The current term of each such licensing agreement continues through August 2001. Mr. Thatcher may terminate the licensing agreement if specific minimum annual sales targets (which levels are substantially below the Company's sales during the past several years) are not met, if the Company breaches its obligations under the agreements or upon the occurrence of certain other circumstances. Sales of Teva footwear and apparel accounted for approximately 66.5%, 58.0% and 43.1% of the Company's net sales for fiscal years 1998, 1997 and 1996, respectively. The termination of the licenses would have a material adverse effect on the Company's results of operations.

     As announced in November 1998, Mr. Thatcher has engaged a financial advisor to explore various strategic options for the Teva brand. The Company is in continuing negotiations with Mr. Thatcher, pursuing various options including a renewal of the existing license. The Company is hopeful that it will be able to successfully negotiate a favorable arrangement with Mr. Thatcher. However, there can be no assurances that such arrangements can be secured. In the event that the Company does not come to a favorable arrangement with Mr. Thatcher, the Company will not be able to sell Teva products beyond August 31, 2001, which would result in a material adverse impact on the Company's results of operations, financial condition and cash flows.

BRANDS STRENGTH; CHANGES IN FASHION TRENDS

     The Company's success is largely dependent on the continued strength of the Teva, Simple and Ugg brands (collectively, "Deckers Brands") and on its ability to anticipate the rapidly changing fashion tastes of its customers and to provide merchandise that appeals to their preferences in a timely manner. There can be no assurance that consumers will continue to prefer the Deckers Brands or that the Company will respond in a timely manner to changes in consumer preferences or that the Company will successfully introduce new models and styles of footwear and apparel. Achieving market acceptance for new products will also likely require substantial marketing and product development efforts and the expenditure of significant funds to create consumer demand. Decisions with respect to product designs often need to be made many months in advance of the time when consumer acceptance can be determined. As a result, the Company's failure to anticipate, identify or react appropriately to changes in styles and features could lead to, among other things, excess inventories and higher markdowns and lower gross margins due to the necessity of providing discounts to retailers. Conversely, failure by the Company to anticipate consumer demand could result in inventory shortages, which can adversely affect the timing of shipments to customers, negatively impacting retailer and distributor relationships and diminishing brand loyalty. The failure to introduce new products that gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations, and could adversely affect the image of the Deckers Brands.

INVENTORY RISK

     The footwear industry has relatively long lead times for design and production of product and, thus, the Company must commit to production tooling and to production in advance of orders. If the Company fails to accurately forecast consumer demand or if there are changes in consumer preference or market demand after the Company has made such production commitments, the Company may encounter difficulty in filling customer orders or in liquidating excess inventory, which may have an adverse effect on the Company's sales, margins and brand image.

QUALITY AND PERFORMANCE

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

DEPENDENCE ON FOREIGN MANUFACTURERS

     Virtually all of the Deckers footwear products are manufactured by third party suppliers in the Far East, Costa Rica, Australia and New Zealand, with the vast majority of production occurring in China. There can be no assurance that the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to meet production and delivery deadlines or increases in manufacturing costs. In addition, if the Company's relationship with any of its manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and there can be no assurance that the Company would be able to obtain alternative manufacturing sources on terms satisfactory to it. Should a change in its suppliers become necessary, the Company would likely experience increased costs, as well as substantial disruption and a resulting loss of sales.

     Foreign manufacturing is subject to a number of risks, including work stoppage, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers (including quotas) and restrictions on the transfer of funds, environmental regulation and other changes in governmental policies. The Company may also experience general risks associated with managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs. There can be no assurance that such factors will not materially adversely affect the Company's business, financial conditions and result of operations.

     Products manufactured overseas and imported into the United States and other countries are subject to duties collected by the Customs Service in the applicable country. Customs information submitted by the Company is subject to review by the Customs Service. The Company is unable to predict whether additional customs duties, quotas or restrictions may be imposed on the importation of its products in the future. The enactment of any such duties, quotas or restrictions could result in increases in the cost of such products generally and might adversely affect the sales or profitability of the Company.

     The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company does not believe that these styles are covered by the legislation and is working with Dutch Customs to resolve the situation. In the event that Dutch Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties for 1997 of approximately $500,000. In addition, if Dutch Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company could have to cease shipping such styles from China into Europe in the future or could have to begin to source these styles from countries not covered by the legislation. As a precautionary measure, the Company has obtained alternative sourcing for the majority of the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. See "Risks of Foreign Operations/Restrictions on Imports."

COMPETITION AND INFRINGING PRODUCTS

     The outdoor and footwear industries are both highly competitive, and the recent growth in the markets for sports sandals and casual footwear has encouraged the entry of many new competitors as well as increased competition from established companies. Many of the Company's competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness in the footwear market, than the Company. In addition, the general availability of offshore manufacturing capacity allows rapid expansion by competitors and new market entrants. The Company believes that it has been able to compete successfully because of the brand recognition, quality and selective distribution of its products. From time to time, the Company also discovers products in the marketplace that infringe upon patent and trademark rights held by or licensed to the Company. Under the Company's licensing arrangements with the licensor of the Teva products, Mark Thatcher, Mr. Thatcher initially may bring proceedings to halt infringement of the Teva patents and trademark. If Mr. Thatcher elects not to bring such proceedings within one year after discovery, the Company may initiate such proceedings. To date, Mr. Thatcher has vigorously pursued infringements following discovery. To the extent permitted in its agreement with Mr. Thatcher, the Company will vigorously pursue infringements in the event Mr. Thatcher elects not to do so. However, if Mr. Thatcher or the Company is unsuccessful in challenging a third party's products on the basis of patent and trademark infringement, continued sales of such products by that or any other third party could adversely impact the Company's business, financial condition and results of operations. See
"Business -- Competition" and "Business -- Legal Proceedings."

DEPENDENCE ON KEY PERSONNEL

     The Company's continued success will depend upon its ability to retain Douglas B. Otto, its Chairman of the Board, Chief Executive Officer and President, and a core group of key executive officers and employees.

Mr. Otto has an employment agreement with the Company through 2001. Mr. Otto's agreement prohibits him from competing with the Company for one year following termination. However, none of the other executive officers is subject to agreements that restrict his or her ability to compete with the Company following termination of employment. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have an adverse impact on the Company's business.

INTELLECTUAL PROPERTY

     The Company believes that its trademarks, technologies and designs are of great value. From time to time, the Company has been, and may in the future be, the subject of litigation challenging its ownership of certain intellectual property. Loss of the Company's Simple or Ugg trademark rights or the ability to use the licensed Teva trademarks could have a serious impact on the Company's business. Because of the importance of such intellectual property rights, the Company's business is subject to the risk of counterfeiting, parallel trade or intellectual property infringement.

ECONOMIC FACTORS

     The Company's business is subject to economic conditions in the Company's major markets, including, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on the Company's business.

TAX RATE CHANGES

     If the Company was to encounter significant tax rate changes in the major markets in which its operates, it could have an adverse effect on its business.

SUBSTANTIAL OWNERSHIP OF THE COMPANY

     At December 31, 1998, Douglas B. Otto and all executive officers and directors of the Company, as a group, owned approximately 43.7% and 49.5%, respectively of the outstanding shares of the Company's Common Stock. Due to such ownership position, Mr. Otto, whether acting alone or together with one or more of the other executive officers of the Company, would likely be able to control the affairs and policies of the Company and would likely be able to elect a sufficient number of directors to control the Company's Board of Directors and to approve or disapprove any matter submitted to a vote of the stockholders. The ownership positions of Mr. Otto and of the executive officers of the Company, as a group, together with the anti-takeover effects of certain provisions in the Delaware General Corporation Law (the "DGCL"), in the Company's Certificate of Incorporation and Bylaws, and in the Company's shareholder rights plan would likely have the effect of delaying, deferring or preventing a change in control of the Company. Such factors could have a negative effect on the market price of the Company's Common Stock.

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

     Introduce New Products under Existing Brands.   The Company intends to
leverage consumer recognition of its existing brands by developing and introducing additional innovative footwear products that satisfy the Company's standards of practicality, comfort and quality. The Company believes the introduction of additional products, such as the variety of new models in its Teva, Simple and Ugg lines which are offered in the Company's 1999 product offerings, have broadened the Company's customer base, further diversified the Company's product lines, and helped reduce the effects of seasonality on the Company's sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality." Relying on the public awareness and demand for the Teva name, the Company has expanded this brand into the casual footwear market, with increased offerings of leather and other casual footwear in recent years. The 1999 Teva line includes many new upper constructions and outsole designs. Additions to the Teva line for 1999 include a Bluewater Series of technical deck sandals designed specifically for boating enthusiasts, several styles of closed amphibious footwear for use in and out of the water and a range of styles of closed leather casual footwear for women, among many others. In addition, in 1997, the Company further leveraged the Teva brand, introducing a line of casual apparel under the Teva brand name. As part of the Company's strategy for the Simple brand, the 1999 product line has an increased focus on leather casuals and sandals, in addition to a variety of sneakers and clogs. In 1999, the Company expects its Ugg product line to be expanded beyond its heritage boots and slippers by adding a variety of new, more streetwise products including clogs, driving moccasins and apres ski boots, as well as more weather-resistant boots with water resistant leathers.

     Exercise Selective Distribution.   The Company has exercised a policy of
selective distribution of its product offerings. The Company has implemented this strategy by generally limiting its distribution to those retailers who market products that are consistent with the Company's standards and that provide a high level of customer service and expertise. This distribution network includes outdoor retailers, athletic footwear stores, specialty retailers and upscale department stores. The Company may review or modify its distribution for Teva in the event it is not able to obtain a favorable arrangement with respect to Teva beyond the expiration of the existing Teva licenses. The Company maintains its retailer relationships through an emphasis on customer service and support. The Company and its independent sales representatives and technical representatives also provide in-store, technical training and support, and offer distinctive point-of-purchase displays and other promotional materials.

     Pursue Additional Market Opportunities. Management intends to continue to explore new markets for its existing line of products. The Company continues to pursue expansion in international markets. For the years ended December 31, 1998, 1997 and 1996 international net sales totaled $24,194,000, $26,704,000 and
$24,061,000, representing 23.7%, 25.0% and 23.6% of net sales, respectively. Management believes that significant opportunities exist to market its products abroad, especially in Europe, and intends to selectively expand its distribution worldwide. To bolster these efforts, in 1997 the Company opened a European office, managed by the Company's senior sales executive, to service the international markets and formed Deckers Japan, a subsidiary to concentrate on the Japanese market. The Company also has the exclusive distribution rights for Teva sports sandals in certain countries in Europe, including France, Germany and the United Kingdom, as well as in Asia and the Caribbean. As a precautionary measure in response to the European Commission's 1997 enactment of anti-dumping duty provisions on certain types of footwear produced in China, the Company has obtained alternative sourcing for the majority of the potentially impacted products from suppliers outside of China in an effort to reduce the risk of anti-dumping duties in the future. See "Risks of Foreign Operations/Restrictions on Imports".

PRODUCTS

     The Company currently offers four principal product lines: (1) Teva sports sandals and apparel; (2) Simple casual footwear; (3) Ugg sheepskin footwear; and
(4) Picante casual apparel. Each of these lines, as well as individual models within these lines, is designed to appeal to various demographic groups. The Company's footwear products emphasize function, comfort and technical performance, and are suitable for a variety of demanding outdoor and athletic activities, as well as casual and everyday use. The Company's products are designed and marketed to promote a high level of brand name recognition and consumer appeal by combining functional and creative designs with quality materials and construction. The Teva footwear and apparel lines and the Simple footwear line are generally previewed twice per year, once in the summer for deliveries that commence in the fall and once in the winter for the following back to school and fall season. The Ugg line of sheepskin footwear is generally previewed in the winter with most deliveries occurring in the following fall and winter. The Picante line of casual apparel has been less seasonal than the Company's footwear lines and is previewed year-round. The following sets forth a summary description of each of the Company's primary product lines along with the Company's domestic suggested retail price for adult models.

     Teva Sports Sandals and Apparel.   The Teva sport sandal is one of the
first sport sandals to be developed and is popular among outdoor enthusiasts and the general public. The Company licenses the Teva patents and trademark from Mark Thatcher, a professional river guide who invented the Teva sport sandal. The terms of such licenses run through August 31, 2001. Certain styles of the Teva sport sandal incorporate a proprietary strapping configuration ideally suited for outdoor activities such as hiking, boating and river rafting. This strapping system consists of high-quality nylon webbing or leather, is fully adjustable, and holds the foot firmly to the sandal's durable, cellular rubber, molded EVA, polyurethane or leather footbed. Teva sports sandals are extremely durable and many of the styles are water resistant. The Spring 1999 line includes 58 different models designed for a variety of uses. The Wilderness Series, a category of sandals built for high performance and rugged outdoor use, includes 14 models of men's and women's sandals. The Utility Series includes 21 styles, combining elements of sport performance with casual everyday comfort. This series includes a variety of sandals, slides and thongs, as well as the newly introduced XPDition collection of sandals with new patterned uppers of performance air-mesh, water-resistant suede, nylon webbing and Dri-Tec linings. The Circuit, a woman's walking sandal, was designed to deliver performance, stability and comfort for moderate and brisk fitness walking. The Circuit, which was introduced in the fall of 1998, is offered in both a nylon and a leather version. Continuing on the success of recent years, the Spring 1999 line includes 17 styles of men's and women's leather casuals, including an updated version of the City Sport collection of women's casual sandals. The Spring 1999 Children's category has been expanded to include six different styles of nylon and leather sandals. The domestic manufacturer's suggested retail prices for adult sizes of Teva footwear products range from $19.95 to $79.95.

     Teva Apparel and Accessories is a natural extension of the Company's sport sandal business. The Spring 1999 line is comprised of two very distinctive collections, the "Wilderness Collection" and the "Utility Collection." Each collection reflects the same product philosophy, design and functional features of the corresponding Teva sport sandal categories, and satisfies a broad range of technical and lifestyle product requirements of the target customer. The line includes men's and women's shirts, shorts, pants and jackets, among other apparel and accessory items. Consistent with Teva sports sandals, Teva apparel is made of high quality, durable fabrics and is designed for outdoor activities as well as for casual everyday use. The domestic manufacturer's suggested retail prices range from $12.00 to $96.00.

     Simple Casual Footwear.   The Simple line consists of casual shoes that
combine the comfort and function of athletic footwear construction with the simple, understated styling of "back-to-basics," casual lifestyle footwear. The Simple line is designed to appeal to men and women between the ages of 20-35 and others who are looking for comfortable, fashionable, basic shoes. The Fall 1999 line includes an emphasis on men's and women's leather casuals, as well as a variety of sneakers, clogs and sandals. For Fall 1999, Simple is offering 39 models. The variety of styles offered in the Fall 1999 line reflects the Company's strategy to focus the Simple brand toward men's and women's leather casuals, while reducing the number of styles offered in the highly competitive sneaker market. In addition, the Simple Fall 1999 line no longer offers styles specifically for the children's market due to the high competition and low margins previously experienced in this area. The domestic manufacturer's suggested retail prices for adult sizes for the Fall 1999 line range from $40.00 to $90.00.

     Ugg Sheepskin Footwear.   Ugg is a line of authentic sheepskin footwear,
popularized in Australia in the 1960's and 1970's. These sheepskin boots, slippers and other footwear styles have high-grade fleece linings which act as a natural insulator, keeping feet warm and comfortable. The 1999 Ugg line offers a range of 28 models of casual, fashionable and streetwise styles of sheepskin footwear in various colors, including several new styles of shoes and boots for men and women. The 1999 line includes several styles with new innovative fashionable uppers and several styles with water resistant leather treatments to address more inclement weather conditions. The 1999 line also includes a new "Street Collection" with products designed for more fashionable and functional everyday use in both warm and cold climates. This collection includes a variety of boots, clogs and driving moccasins. The domestic manufacturer's suggested retail prices for adult sizes for the Ugg line range from $65.00 to $250.00.

     Picante Casual Apparel.   Picante casual apparel is a line of imported
hand-woven long and short sleeve cotton camp shirts and other casual apparel for men and women, which are sold through many of the same retail channels as the Teva and Simple lines. Picante clothing is designed using classic silhouettes and colorations that are expected to appeal to the same demographic groups as the Company's footwear lines. The unique fabrication and the quality workmanship are consistent with the high standards associated with the Company's other products and are complementary to those products. The domestic manufacturer's suggested retail prices for this line of apparel range from $20.00 to $120.00.

MARKETING AND DISTRIBUTION

     The Company's products are distributed throughout North America by a network of approximately 51 independent sales representatives, organized geographically, who make sales, visit retail stores to train personnel and review sales of the Company's footwear on a periodic basis. The Company's Vice-Presidents of sales manage this network of representatives, recruit experienced sales representatives in the industry and coordinate sales to national accounts. The Company currently sells its products internationally, through a combination of independent distributors and independent sales representatives. The Company's goal is to promote retail sales of the Company's products at attractive profit margins for its customers through selective distribution and marketing, targeted toward distinct groups of consumers. As a result of this approach, the Company's accounts have a strong incentive to devote greater selling space to the Company's products, and the Company is better able to assess consumer preferences, the future ordering needs of its customers and inventory requirements.

     The Company's principal domestic customers include specialty retailers, upscale department stores, outdoor retailers and athletic footwear stores which market products consistent with the Company's standards. The Company's five largest customers accounted for approximately 17.5% of the Company's net sales for the year ended December 31, 1998, compared to 16.3% for the year ended December 31, 1997. No single customer accounted for more than 10% of the Company's net sales for the years ended December 31, 1998 or 1997.

     In order to encourage accounts to place orders early in the season, the Company has implemented a preseason discount program under which accounts are offered discounts on preseason orders placed. The Company's strategy is to emphasize this "futures" program, as compared to "at once" sales, in order to reduce the risk of customer cancellations and to benefit from the significant positive impact of the program on the Company's inventory costs, sourcing schedule and allocation of marketing resources. In addition, as in 1997, the Company offered a spring 1999 early delivery program that provided retailers an incentive to order Teva product for delivery in the fourth quarter of 1998. This early delivery program allows the Company to reduce the impact of peak inventory warehouse utilization during the Spring and provides retailers the opportunity to have earlier sell through, lengthening the retail selling season and increasing the potential for inventory turns at retail. Domestic deliveries generally originate from the Company's 126,000 square foot warehouse facility in Ventura County, California. International deliveries also originate from offshore factories or warehouses in Canada and the Netherlands.

ADVERTISING AND PROMOTION

     The Company attempts to maximize the impact of its advertising, public relations and promotional expenditures by utilizing media that provide high visibility within targeted market segments. The Company's brand names are generally advertised and promoted through a variety of consumer print advertising campaigns in addition to highly visible editorial coverage in both consumer and trade publications. Retail presence and "point of purchase" materials along with production packaging provide additional visible brand support. The

Company's in-house marketing department works closely with certain accounts in many aspects of these activities.

     Historically, a majority of the Company's advertising has been related to Teva and has been directed toward the outdoor markets. However, with the broadened appeal of the Teva offerings, including the leather casual models, the Company has increased its Teva advertising focus in more mainstream print publications, including Men's Health, Details, Shape, Elle, Self, and Walking Magazine, among others.

     The national print advertising campaign which has been the focus of the Company's Simple marketing approach in recent years has been replaced with a less costly grass roots marketing approach. This new approach includes public relations and product placement campaigns in addition to regional advertising efforts. In-house marketing personnel work closely with a public relations firm and a product placement agency to gain brand visibility in popular magazines, television shows and feature films. Recent public relations efforts include coverage in Footwear News, People Magazine, YM Magazine and Footwear Plus. Simple product has also appeared on popular television programs including Friends, Will and Grace, Dharma and Greg, and Dawson's Creek. These public relations efforts have also resulted in Simple products appearing in feature films including: The League, starring Al Pacino, Cameron Diaz and James Woods; The Story of Us, starring Bruce Willis, Michelle Pfeiffer and Paul Reiser; Sundowning, starring Kirk Douglas and Dan Aykroyd; and Kimberly, starring Robert Mailhouse and Gabrielle Anwar.

     In 1999, the Company plans to continue to build on the success of its Ugg 1998 national print advertising campaign. Targeting luxury consumers living or vacationing in cold weather climates, the Company expects to advertise Ugg products in upscale publications such as In Style, Elle, Self, Martha Stewart Living, Fashions of the NY Times and Vanity Fair. In addition, the Company also continues to support Ugg's core surf audience with ads in Surfing and Longboard magazines. Regional advertising in local newspapers rounds out the Company's Ugg print advertising program. In addition to this national print advertising campaign, the Ugg brand is being supported by public relations and product placement efforts. In-house marketing personnel work closely with a public relations firm and a product placement agency to gain brand visibility in popular magazines, television shows and feature films. Recent public relations efforts include editorial coverage in magazines such as In Style, Footwear News, Footwear Plus, Paper, Martha Stewart Living, Jane, YM Magazine, and Us. Television coverage of Ugg product includes shows such as Dharma and Greg, Suddenly Susan, X Files, Mad About You, Dawson's Creek, 3rd Rock from the Sun, Friends, Will and Grace, Ally McBeal, 7th Heaven and Party of Five. These public relations efforts have also resulted in Ugg product appearances in the following feature films: Seven Girlfriends, starring Jamie Gertz and Mimi Rogers; Two Goldsteins, starring Elliot Gould and Alicia Witt; Hanging Up, starring Meg Ryan, Lisa Kudrow and Diane Keaton; Panic, starring William H. Macy and Neve Campbell; Snow Day, starring Chevy Chase; and More Dogs Than Bones, starring Whoopi Goldberg and Mercedes Ruehl.

     In order to maintain the Company's historically high visibility among core enthusiasts such as leading river rafters, kayakers, mountain bikers and rock climbers, Teva products are given or sold at professional discounts to members of this group. In order to further bolster the loyalty of these individuals, the Company offers a line called the "Guide series," incorporating the latest technological developments and highest quality materials. In 1996, Teva was the official supplier to the United States Canoe and Kayak Team. Additionally, Ugg was selected by Champion Sportswear to provide footwear for the winter 1994 and the summer 1996 U.S. Olympic athletes. By outfitting these highly visible teams, the Company creates awareness among targeted consumers at relatively low cost.

     In addition, the Company has independent technical representatives who travel to various festivals, outdoor sporting events and competitions including the Ben and Jerry's Folk Festival in Rhode Island, the Gauley River Festival in West Virginia, the National Cherry Festival in Michigan, the Mammoth Mountain Bike Race in California and musical festivals such as the Teva Spirit of Unity Tour, Reggae on the River and the Telluride Bluegrass Festival in Colorado, among many others. These representatives promote the Teva products through exhibits, demonstrations, sponsorships and product give-aways.

     In 1998, 1997 and 1996, the Company incurred $5,847,000, $4,096,000 and
$4,738,000 respectively, for advertising, marketing and promotional expenses. The Company is required under its Teva license agreements to spend a minimum amount for advertising and promoting the Teva products, which ranged from 2.64% to 3.14%, depending on sales levels, of net sales during the period from September 1995 to August 1997. Subsequent to August 1997, the required advertising rates reverted to the 3.5% to 4.0% range that was in effect prior to September 1995. However, the Company has historically spent more on advertising than is contractually required. The Company may review or modify its approach to advertising spending and may reduce future spending to approximate the contractually required amounts in the event it is not able to obtain a favorable arrangement with respect to Teva beyond the expiration of the existing Teva licenses. The Company works closely with Mr. Thatcher, the Teva licensor, in managing its advertising program for the Teva products.

DESIGN AND PRODUCT DEVELOPMENT

     The Company's design and product development staff creates and introduces new innovative footwear products that are consistent with the Company's standards of high quality, combined with comfort and functionality. Research and development costs aggregated $2,393,000, $1,780,000 and $1,546,000 in 1998, 1997
and 1996, respectively.

     With respect to Teva, in order to ensure that the Company's high performance technical products continue to satisfy the requirements of its historical customer base of performance-oriented "core enthusiasts," the Company's design staff solicits comments and feedback from these professional outdoorsmen, as well as certain of its retailers, including REI, Track 'n Trail and L.L. Bean. Certain models are modified and technical innovations are developed in response to such comments and feedback. For example, certain styles within the "Guide series" of high-performance Teva sandals employ quick release buckles rather than "hook and loop" fasteners in response to such feedback. In addition, for improved traction and durability, the Company recently incorporated Spider Rubber(TM) into the high performance Wilderness Series.

     While Teva continues to develop high performance sport sandals by continually updating and designing new styles for this category, the Company continues to increase its focus on the casual footwear market. The Company has recently introduced several new styles of leather casual footwear for men and women and has expanded its offering under its collection of children's sandals. The Company has also expanded the leather casuals offering under the Simple line for 1999. By monitoring changes in consumer lifestyles and preferences and then focusing first on function and practicality, the Company develops footwear designed to appeal to quality-minded consumers seeking comfortable casual footwear.

     Prior to and shortly after the Company's 1995 acquisition of Ugg Holdings, Inc., the Ugg product was in need of updates and became subject to low cost imitations. Since then, the Company has taken steps to update the Ugg products and make them functional for use in cold and wet climates. For example, the popular Ultra styles of men's and women's boots have been updated with new lug outsoles to improve traction. In addition, the 1999 Ugg line includes a new "Street Collection" with products designed for more fashionable and functional everyday use in both warm and cold climates. New styles include clogs, driving moccasins and apres ski type boots with water-resistant leathers. More fashionable and unique upper styles help to differentiate Ugg from the low cost imitation brands.

     Integral factors in the design and product development process include an evaluation of the availability and cost of raw materials, the capabilities of the factories that will manufacture products and the target retail cost of new models and lines. In recent years, the Company has directed significant efforts and resources toward its design and product development functions. The Company has been able to increase and strengthen its design and development staff in the process. This staff works closely with brand management to develop new styles of footwear and components for their various product lines. Drawings and prototypes are utilized to produce samples of proposed new concepts. Throughout the development process, the design staff coordinates closely with each other and with the Company's product development, manufacturing and sourcing personnel toward a common goal of developing and sourcing a high-quality product that will be delivered on a timely basis. The Company endeavors to minimize the risk of changing fashion trends by offering a diverse line of functional products and monitoring sales to its accounts after introduction.

PRODUCT SOURCING

     The Company currently sources the majority of its Teva footwear from the Far East, and to a lesser extent from Costa Rica. In addition, the Company imports nearly all of its finished Simple footwear from independent contract manufacturers in the Far East and imports the majority of its finished Ugg footwear from independent contract manufacturers in Australia, New Zealand and the Far East. The majority of Picante casual apparel is manufactured in Guatemala at a wholly owned subsidiary of Heirlooms, Inc., a 50% owned subsidiary of the Company.

     Historically, the Company had manufactured a significant portion of its Teva products in its company-owned manufacturing facilities in California and Mexico. However, in efforts to improve its manufacturing cost structure, the Company closed its California factory in Spring 1997 and closed its Mexican factory in Fall 1998. The related production has since been reallocated to independent subcontractors in the Far East and Costa Rica. As a result of the closure of these facilities, the Company is no longer involved in the direct manufacture of footwear, but rather sources completed footwear entirely from independent subcontractors. As the Company continues to grow, it expects to continue to rely heavily on its independent subcontractors for its sourcing needs.

     With the closure of the last remaining company-owned manufacturing facility in 1998, the Company now sources completed footwear from a variety of independent contract manufacturers. The manufacturing of footwear is performed in accordance with detailed specifications provided by the Company and is subject to quality control standards. In efforts to ensure the production of high quality products, many of the materials and components used in production are purchased from independent suppliers designated by the Company. The Company believes that its completed footwear as well as the various raw materials and components used in the manufacture of the footwear, including rubber, leather, nylon webbing and sheepskin, are generally available from multiple sources at competitive prices.

     In 1992, the Company entered into a long-term manufacturing relationship with a third party, Prosperous Dragon Manufacturing Co., Ltd. ("Prosperous Dragon"), for the processing of the Company's footwear and footwear components in the People's Republic of China ("PRC"). Under the agreement, Prosperous Dragon is prohibited from manufacturing any products for any person other than the Company, without the Company's prior consent. In return, the Company agreed to loan up to $4,000,000 on a revolving basis to Prosperous Dragon to finance Prosperous Dragon's original start up and expansion, of which $2,282,000 was outstanding at December 31, 1998 ($782,000 net of allowance). Under the terms of the arrangement, the Company purchases goods from Prosperous Dragon for an amount equal to its manufacturing costs plus a fixed percentage. A portion of the payments that would otherwise be made to Prosperous Dragon by the Company for products shipped are applied to reduce the balance of the loan. A key employee of the Company's Hong Kong subsidiary, Holbrook Limited ("Holbrook"), is the son of the owner of Prosperous Dragon. This employee is currently entitled to receive up to 8% of certain net profits of Holbrook derived from the sourcing of products from Prosperous Dragon. This percentage will increase to 16% when 50% or more of both the Company's investment in Holbrook and the outstanding balance of the original loan from the Company to Prosperous Dragon are repaid, and to 24% when the Company's investment in Holbrook and the original loan are repaid in full. As a result of the closure of the last remaining company-owned manufacturing facility, the Company no longer has a need to purchase the footwear components previously supplied by Prosperous Dragon. Accordingly, the Company ceased purchasing products from Prosperous Dragon during the third quarter of 1998. The owner of Prosperous Dragon is pursuing a possible sale of Prosperous Dragon or its underlying assets in order to generate the cash to repay the remaining outstanding net receivable balance owed to the Company. There are no assurances that this will occur.

     The Company generally does not have any remaining long-term agreements with the manufacturers or suppliers of its products, but does business based on individual purchase orders.

QUALITY CONTROL

     The Company has instituted inspections and other procedures to satisfy the high quality demanded by users of the Company's products. The Company's quality assurance program includes inspection procedures at the factory level as well as a final inspection upon arrival at the Company's distribution center. The Company uses on-site inspectors at its independent suppliers who oversee the production process and perform quality assurance inspections. In addition, the products undergo further inspection procedures prior to being accepted by the Company's distribution center.

LICENSES

     Teva License. The Company manufactures its Teva footwear line pursuant to two exclusive license agreements with Mark Thatcher, the inventor of the Teva sport sandal and the owner of the Teva patents and trademark. Mr. Thatcher owns two United States patents on strap designs used in Teva sport sandals and has a United States trademark registration for the Teva mark. The first of these agreements authorizes the Company to make, use and sell products using the Teva patents and trademark and any other United States patents later issued to or acquired by Mr. Thatcher relating to footwear in the United States, Canada, Puerto Rico and the countries in the Caribbean. Any new sandal developed by Mr. Thatcher that is not covered by the current patents may be added to the agreement as a licensed product at the election of the Company. In addition, the Company has a right of first refusal should Mr. Thatcher offer to license to any third party the rights to develop, market and sell nonfootwear products that use the Teva name. In 1996, the Company exercised its right of first refusal with respect to the licensing of apparel under the Teva name and began selling Teva apparel as the exclusive licensee in 1997.

     In 1992, the Company and Mr. Thatcher entered into the second exclusive license agreement allowing the Company to manufacture and sell Teva products in eight countries in Europe in which Mr. Thatcher had registered the Teva trademark, including France, Germany and the United Kingdom. As Mr. Thatcher obtains registrations of the Teva trademark in other European countries, such countries will be included in the license. The material provisions of the European license agreement are substantially similar to the provisions in the license agreement for the United States, Canada, Puerto Rico and the Caribbean as described above and will be automatically terminated upon any termination of the United States license agreement. Mr. Thatcher may also terminate the European license agreement if certain minimum sales targets are not met. Upon any termination of the European license agreement, the Company must cease the manufacture of Teva sport sandals and, for a period of five years thereafter, may not directly or indirectly engage in the licensed territory in the manufacture of products using know-how specifically related only to Teva sport sandals acquired during the term of the agreement.

     As a result of the Company's selling a specified minimum of Teva sport sandals in Europe for the year ended August 31, 1993, the European license by its terms was extended to include various countries in the Far East and Pacific Rim, if Mr. Thatcher registers the Teva trademark in those countries. Mr. Thatcher has subsequently obtained the Teva registered trademark in the Peoples' Republic of China, Japan and Australia and has also filed for trademark protection for the Teva(R) brand name in Hong Kong, New Zealand, Indonesia, Singapore, Korea, Tahiti and Fiji, among others. Mr. Thatcher and the Company have separately agreed that the Company may continue to operate in other Pacific Rim countries until written notice from Mr. Thatcher to the contrary.

     The Company has the exclusive rights to manufacture and distribute the Teva footwear line through August 2001. In conjunction with the exercise of its five year extension of the license period through August 31, 2001, the Company paid the licensor consideration of $2,000,000. The Company is required to pay royalties to the licensor at rates ranging from 5% to 6 1/2% on the net sales of most Teva products, depending on sales levels, and 3% to 4 1/2% of net sales of certain styles, depending on sales levels. The Company is required to pay minimum annual royalties ranging from $420,000 to $820,000 over the license period. In addition, the Company is obligated to pay minimum annual advertising costs which ranged from 2.64% to 3.14%, depending on sales levels, of net sales during the period from September 1995 to August 1997. Subsequent to August 1997, the required advertising rates reverted to the 3.5% to 4.0% range that was in effect prior to September 1995.

     The Teva license agreements require that the Company obtain the approval of Mr. Thatcher for new product designs as well as changes in designs or materials. Mr. Thatcher also has the right to inspect the

Company's manufacturing facilities and product samples to assure that quality standards are being maintained and may specify certain sizes and models to be manufactured by the Company in reasonable quantities. The Company is obligated to sell Teva sandals to Mr. Thatcher with certain guaranteed terms of delivery. Either party may terminate the agreement upon a breach which is not cured by the other, and Mr. Thatcher may terminate the agreement if minimum annual sales levels (which levels are substantially below levels of the Company's sales during the past several years) are not met, except if substantial trademark infringement has occurred. In addition, the agreement will automatically terminate upon the bankruptcy or insolvency of the Company or a sublicense or assignment of the licensing agreement by the Company without Mr. Thatcher's consent. Upon any termination of the agreement, the Company must cease the manufacture of Teva sport sandals and, for a period of three years thereafter, may not directly or indirectly engage anywhere in the manufacture of products using know-how specifically related only to Teva sport sandals acquired during the term of the agreement.

     Such agreement also provides that the Company may not manufacture or sell sandals during the term of the license that are "competitive" with Teva sport sandals. "Competitive sandals" are defined as sandals with a secure fit and a heel strap system with adjustable fasteners attached to the sole in a specified area. Whether a particular sandal is "competitive" within the meaning of the agreement is to be determined by Mr. Thatcher and the Company or, if they cannot agree, by arbitration. To the extent any present or future sandal manufactured, sold or planned by the Company is determined to be a "competitive sandal," the Company's results of operations could be adversely affected. In addition, Mr. Thatcher may not manufacture or sell, or enter into any other agreement for the assembly, manufacture or sale, of Teva sport sandals within the territory covered by the license agreement. Concurrent with the Company's acquisition of the rights to manufacture and distribute Alp(R) sport sandals in February 1995, the Company agreed with Mr. Thatcher to market such sandals under the Teva trademark. The Company further agreed to pay a royalty to Mr. Thatcher on net sales of such products at a rate of 3% to 4 1/2%, depending on sales volume, and to pay minimum advertising costs similar to those for the other Teva footwear products.

     Under the Company's licensing arrangement with Mr. Thatcher, Mr. Thatcher initially may elect to bring proceedings to halt infringement of the Teva patents and trademark. In addition, if, within 365 days of notice of a possible infringement, Mr. Thatcher declines to pursue an enforcement action against such infringement, the Company may bring an enforcement action in its own name at its own cost if the Company delivers to Mr. Thatcher an opinion of patent counsel that an infringement has occurred. The Company would receive all of any recovery from such an action. If there is substantial infringement and Mr. Thatcher does not proceed with any action, the Company may terminate the license agreement upon 365 days' notice. See "Legal Proceedings."

     On May 23, 1996, the Company exercised its right of first refusal with respect to the licensing of apparel under the Teva name and began selling Teva apparel in 1997. Under the license agreement, the Company has the exclusive rights to manufacture and sell Teva apparel in the United States, Canada, Mexico, Japan and other countries in the world where Licensor has registered Teva as a trademark and the Company has received Licensor's written approval. The term of the Teva apparel license is through December 31, 1997, with one year options to renew through December 31, 1999 provided that the Company meets minimum annual sales requirements. The Company is required to pay royalties ranging from 4% to 5% of sales of Teva apparel, depending on specified sales levels, and is required to spend 5% of net sales on advertising. The agreement provides for minimum annual sales requirements of $2,500,000 and $4,000,000 in 1997 and 1998, respectively, which the Company has not met. Although the licensor has not taken any action as a result of the Company's non-compliance with the minimum sales requirements, the Company cannot provide any assurance that it will continue to sell Teva apparel products in the future.

     As announced in November 1998, Mr. Thatcher has engaged a financial advisor to explore various strategic options for the Teva brand. The Company is in continuing negotiations with Mr. Thatcher, pursuing various options including a renewal of the existing license or the purchase of the underlying Teva rights. The Company is hopeful that it will be able to successfully negotiate a favorable arrangement with Mr. Thatcher. However, there can be no assurances that such arrangements can be secured. In the event that the Company does not come to a favorable arrangement with Mr. Thatcher, the Company will not be able to sell Teva products beyond August 31, 2001, which would result in a material adverse impact on the Company's results of operations, financial condition and cash flows.

SIMPLE SHOES AGREEMENT

     The Company was a party to an agreement with Eric Meyer, the founder of Simple Shoes, Inc. under which Mr. Meyer provided consulting services to the Company at a rate of $225,000 per year through December 31, 1998 for advertising, marketing, brand image, strategic planning, pricing and product line design, development and extension. The parties also agreed that the Company would continue to use Mr. Meyer's name for advertising and promotional purposes under a three year licensing agreement through December 31, 1998. Mr. Meyer also received a licensing fee equal to 0.2% of net sales of Simple Shoes, Inc. plus 0.1% of the net sales resulting from any licensing of Simple products by the Company to third parties. Upon the expiration of the agreement on December 31, 1998, the Company agreed with Mr. Meyer to license a Simple trademark which incorporates Mr. Meyer's name from Mr. Meyer for $25,000 through December 31, 1999.

HEIRLOOMS, INC. AGREEMENT

     The Company and Bob Eason, the designer and founder of Picante clothing, entered into an agreement that became effective in December 1993, pursuant to which the Company paid $125,000 and became a 50% owner of Heirlooms, Inc. ("Heirlooms"), the manufacturer and distributor of Picante clothing. Mr. Eason transferred to Heirlooms all of his rights to the related products. The Company has also agreed to extend credit to Heirlooms. All obligations of Heirlooms to the Company under such credit arrangement are secured by the assets of Heirlooms.

     Pursuant to the agreement, as amended, Mr. Eason has granted the Company the option to acquire all or part of his interest in Heirlooms, exercisable through June 30, 1999. The purchase price for such shares is $2,000,000. Mr. Eason may elect to retain a 20% interest in Heirlooms, in which case the purchase price would be reduced proportionately. Mr. Eason is employed as President of Heirlooms on an at-will basis.

PATENTS AND TRADEMARKS

     Mr. Thatcher holds two United States patents and one patent in each of Australia, New Zealand and Korea for the Teva strapping system. As a result of the expiration of the applicable period during which foreign patent applications were required to have been filed, Mr. Thatcher does not and cannot hold such patent rights in other countries. Mr. Thatcher also currently holds Teva trademark rights in the United States and in several other countries, including, among others, France, Germany, the United Kingdom, Japan and Australia. Mr. Thatcher's patent and trademark rights are licensed to the Company under the two license agreements discussed previously. Both the Company and Mr. Thatcher regard such proprietary rights as valuable assets, and the Company cooperates with Mr. Thatcher in vigorously protecting such rights against infringement by third parties. To date, Mr. Thatcher has successfully enforced his patent and trademark rights in all 20 concluded lawsuits brought against such third parties. Under certain circumstances, if Mr. Thatcher declines to challenge a potential infringement, the Company may bring an infringement action at its own cost. See "Licenses -- Teva License."

     The Company also owns the Simple and Ugg trademarks and has applied for or received registrations for them in the United States and several foreign countries. In addition, the Company has filed for patent registrations on several of its designs and has filed trademark applications for the names of many of its models and features and for certain marketing slogans.

     The Company has acquired the patent and trademarks for Alp(R)sport sandals and holds the trademark on the Deckers(R) name. The trademark registrations for the Picante mark in the United States and Benelux (Belgium, Netherlands and Luxembourg) and the mark for Rancho Picante in the United States are currently held by Heirlooms, Inc.

BACKLOG

     Historically, the Company has encouraged and has received a significant portion of its orders as preseason orders, which are generally placed by customers approximately four to eight months prior to shipment date. The Company emphasizes this "futures" business, as compared to "at once" sales, as it allows the Company to better forecast its inventory requirements and assists with the Company's sourcing schedule. As a result, the

Company provides its customers with incentives to participate in such preseason programs. Unfilled customer orders ("backlog"), as of any date, represent orders scheduled to be shipped at a future date and do not represent firm sales. The mix of future and immediate delivery orders can vary significantly from quarter to quarter and year to year. The backlog as of a particular date is affected by a number of factors, including seasonality and the scheduling of manufacture and shipment of products as well as variations in the quarter to quarter and year to year preseason incentive programs. As a result, comparisons of backlog from period to period are not meaningful and the Company's backlog at any given time is generally not indicative of sales levels expected to be achieved in the future.

COMPETITION

     The casual, outdoor and athletic footwear markets are highly competitive. The Company believes that its largest current competitors for the Teva line are Nike, Adidas, Timberland, Clarks and Salomon. The principal competitors for the Simple line include Rockport, Clarks, Hush Puppy, Birkenstock, Ecco, Dr. Martens, Naot, Vans and Airwalk. The Ugg line's most significant competitors include Acorn, Aussie Dogs and Minnetonka, as well as retailers' private label footwear. Many of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company.

     Competition in the Company's footwear is primarily based on brand awareness, product quality, design, pricing, fashion appeal, marketing, distribution, performance and brand positioning. The Company's Teva line of footwear competes primarily on the basis of its authenticity and consumer brand recognition as one of the first sandals of its kind, as well as its high performance nature and its diversity of styles offered. In addition, several of the most popular styles employ a distinctive patented strapping system, which contributes to performance and the brand's consumer recognition. The Company competes through its Simple line by offering a diversity of styles designed for a variety of recreational and leisure activities. Ugg competes with others primarily on the basis of its authenticity as well as its brand name recognition, identifiable with the United States sheepskin footwear market. The Company believes that its business strategy has resulted in increasing brand awareness. However, no assurance can be given that in the future the Company will be able to further increase its brand awareness, increase its market share or respond to changing consumer preferences.

RISKS OF FOREIGN OPERATIONS/RESTRICTIONS ON IMPORTS

     The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other non-tariff barriers (e.g., quotas), the cost of transportation, restrictions on the transfer of funds, labor unrest and strikes, and in certain parts of the world, political instability. Countries where the Company's products are manufactured and sold may, from time to time, seek to increase customs duties or impose other non-tariff barriers (e.g., quotas), all of which have the potential to affect the Company's operations and its ability to maintain or increase the current level of importations of the Company's products. The Company is unable to predict the likelihood or frequency of the occurrence of any of these events.

     The products imported by the Company into the United States are subject to various duty rates which are established by law. At the present time these duties range between 8.5% and 10% of the entered value of footwear made principally of leather, 7.5% and 37.5%, plus $.90 per pair, of the entered value of footwear made of synthetic textiles, and 0% and 6.8% of the entered value of footwear components of various materials. "Entered value" means the value taken into account for purposes of determining the amount of any customs duties or any other duties which may be imposed on the importation of any property. In general, the entered value is normally based on the price paid or payable by the Company to the seller of the imported merchandise. Certain footwear and components manufactured in countries designated as beneficiary countries for purposes of the Caribbean Basin Economic Recovery Act, using components and ingredients of United States origin, may be imported without payment of duties. Tariff preferences are also available pursuant to the North American Free Trade Agreement for qualifying footwear products and components originating in Mexico or Canada. Certain of the items imported by the Company are not finished products, but are raw materials or components used by the Company's domestic subcontractors. In most instances, raw materials or components have a lower duty rate than finished footwear.

     From time to time, the Company may be subject to claims for additional duties arising as a result of the United States Customs Service, or similar agencies of foreign countries, disagreeing with the classification and/or valuation used by the Company to enter various styles of footwear.

     The United States Trade Representative ("USTR") is required by the Trade Act of 1974, as amended by the Trade and Tariff Act of 1984, the Omnibus Trade and Competitiveness Act of 1988 and the 1994 Uruguay Round Agreements Act to submit an annual National Trade Estimates Report on Foreign Trade Barriers (the "NTE Report") identifying significant restrictions or barriers on United States access to foreign markets. In January 1999, the President reinstated, by Executive Orders, the "Super 301" Provisions of the Trade Act. Relying on the NTE Report, the USTR is required to report to Congress any trade barriers, trade distorting practices and particular countries identified as priorities for trade liberalization.

     On April 30, 1997, the USTR designated China for monitoring under Section 306 of the 1974 Trade Act. This provision focuses on compliance with bilateral trade agreements and allows the U.S. government to impose a variety of sanctions if a party fails to comply with the terms of a bilateral agreement. The USTR noted on April 30, 1998, "that China now has a functioning system to protect intellectual property rights." The USTR will continue to monitor China's commitment under the 1995 IPR Enforcement Agreement and the June 17, 1996 IPR Accord to insure compliance. The Company is not in a position at this time to determine whether or not a "Special 301" will be used in the future against China.

     In June 1998, President Clinton extended non-discriminating "normal trade relations" ("NTR," formerly "most favored nation") trading status with China through June 1999 and Congress supported this decision. While NTR status has been extended for another year, this topic has traditionally been the subject of vigorous debate and the Company is unable to predict if the United States will revoke China's NTR status at some point in the future. If a revocation of NTR status were to occur, it would result in significantly higher duties on imports from China.

     On April 30, 1998, the USTR announced that 31 countries had been placed on the "special 301" watch list and 15 countries on the priority watch list because of intellectual property protection concerns. Watch list countries include:
Australia, Canada, Denmark, Costa Rica, Hong Kong and Korea. The Company is unable to predict whether or not additional countries will be added to the priority watch list, or if any other actions will be imposed by the United States and if such actions were taken, whether such actions would include footwear imports or otherwise result in increased costs for the Company's products or restrict the supply of footwear, generally, or of the Company's footwear in particular.

     The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company does not believe that these styles are covered by the legislation and is working with Dutch Customs to resolve the situation. In the event that Dutch Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties for 1997 of up to approximately $500,000. In addition, if Dutch Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company could have to cease shipping such styles from China into Europe in the future or could have to begin to source these styles from countries not covered by the legislation.

     The European communities also impose quantitative limits on imports from China of certain leather upper and textile upper footwear. The Company is unable to predict how long the anti-dumping duty and import quota restrictions will remain in effect or changes in the scope or severity of such restrictions.

EMPLOYEES

     At December 31, 1998, the Company employed approximately 161 full-time employees in its U.S. facilities, 13 at its European subsidiary and 30 at its Hong Kong subsidiaries, none of whom is represented by a union. The Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company leases approximately 30,000 square feet for its corporate offices in Goleta, California and approximately 126,000 square feet for its warehouse facility in Ventura County, California. In addition, through a second-tier subsidiary, the Company leased an approximately 18,000 square foot manufacturing facility in Mexico. However, in connection with the closure of the Mexican production facility in 1998, the Company terminated the underlying lease. The Company also leases approximately 10,000 square feet of office and warehouse space in the Netherlands for its European sales and distribution efforts and approximately 2,000 square feet of office space in Macau for its Far East staff. The Company paid approximately $1,122,000 in rent for all of its facilities in 1998. The terms of the leases for the Company's corporate offices and its Ventura County warehouse expire in 2001. The lease for the Company's European facilities expires in July 1999 and the lease for the Company's Macau office space expires in August 2000. The Company's Ugg subsidiary leases approximately 23,000 square feet of office and manufacturing space in Oregon through 2000 which it has subleased, as Ugg's operations have been consolidated with the Company's other facilities. The Company believes that its existing corporate, manufacturing and warehousing space will be adequate to meet its current and foreseeable requirements, and that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     An action was brought against the Company in 1995 in the United States District Court, District of Montana (Missoula Division), by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, "Molly") which alleged, among other things, that the Company violated a non-disclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. The matter resulted in a jury verdict which was announced in open court March 17, 1999. The various parts of the verdict aggregated $1,785,000 for the two separate plaintiffs. Molly claimed specified damages of $18 million, as well as other unspecified damages. The Company is appealing the verdict and continues to believe such claims are without merit. The Company intends to continue contesting this claim vigorously.

     In October 1998, the Company was served in an action brought by a Plaintiff claiming, among other things, breach of contract and misrepresentation related to the Company's sale of its interest in Trukke Winter Sports Products, Inc. ("Trukke") to the founder of Trukke, rather than to the Plaintiff. The Plaintiff contended, among other things, that a letter of intent between the Company and the Plaintiff was a binding agreement. The Plaintiff was indebted to the Company for approximately $270,000 for goods previously purchased by the Plaintiff from the Company in the ordinary course of business. This action was to be heard in the federal district court in Pocatello, Idaho. Effective February 1999, all parties settled the matter and the action is expected to be dismissed with prejudice. As full settlement, the terms provided that the Company extend the due dates of the $270,000 of previous indebtedness, requiring periodic payments through 2002.

     The Company is also involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition or results of operations of the Company. From time to time, Mr. Thatcher and the Company are also involved in other legal proceedings to protect the Teva patents and trademarks from infringement by third parties. Any decision or settlement in any such infringement proceeding which allowed a third party to continue to manufacture and sell the products at issue could have an adverse effect on the Company's sales to the extent such other products are purchased in lieu of the Company's products.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the National Market System of the NASDAQ stock market (the "NMS") under the symbol "DECK."

     As of February 28, 1999, the number of holders of record of the Common Stock was 146, and the number of beneficial owners was approximately 2,300.

                                                                   1998              1997
                                                              --------------    --------------
                                                              HIGH      LOW     HIGH      LOW
                                                              -----    -----    -----    -----
First Quarter.............................................    $8.50    $7.13    $7.88    $6.25
Second Quarter............................................     7.94     6.63     8.50     6.00
Third Quarter.............................................     7.50     4.56     8.44     6.88
Fourth Quarter............................................     5.25     1.25    10.00     7.00

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 1998.

                                                         YEARS ENDED DECEMBER 31
                                           ---------------------------------------------------
          INCOME STATEMENT DATA              1998       1997       1996       1995      1994
          ---------------------            --------   --------   --------   --------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................  $102,172   $106,713   $101,838   $102,334   $85,818
Cost of sales............................    65,592     62,453     61,009     65,856    43,979
                                           --------   --------   --------   --------   -------
  Gross profit...........................    36,580     44,260     40,829     36,478    41,839
Selling, general and administrative
  expenses...............................    39,378     35,648     32,989     32,373    24,287
Loss on factory closure..................        --        500         --         --        --
                                           --------   --------   --------   --------   -------
  Earnings (loss) from operations........    (2,798)     8,112      7,840      4,105    17,552
Other (income) expense...................     1,320        143      1,241      1,382      (563)
                                           --------   --------   --------   --------   -------
  Earnings (loss) before income taxes....    (4,118)     7,969      6,599      2,723    18,115
Income taxes (benefit)...................    (1,211)     3,445      2,943      1,287     7,609
                                           --------   --------   --------   --------   -------
  Net earnings (loss)....................  $ (2,907)  $  4,524   $  3,656   $  1,436   $10,506
                                           ========   ========   ========   ========   =======
Net earnings (loss) per common share:
  Basic..................................  $   (.34)  $    .50   $    .40   $    .13   $  1.09
  Diluted................................      (.34)       .50        .39        .13      1.09
                                           --------   --------   --------   --------   -------
Weighted average common shares
  outstanding:
  Basic..................................     8,632      8,961      9,248      9,324     9,630
  Diluted................................     8,632      9,012      9,292      9,352     9,673
                                           ========   ========   ========   ========   =======

                                                             AT DECEMBER 31
                                           ---------------------------------------------------
           BALANCE SHEET DATA                1998       1997       1996       1995      1994
           ------------------              --------   --------   --------   --------   -------
                                                             (IN THOUSANDS)
Current assets...........................  $ 59,309   $ 48,801   $ 49,348   $ 50,031   $53,987
Current liabilities......................    17,174      9,579      9,618      6,262     5,731
Total assets.............................    84,373     74,693     74,897     74,917    62,651
Long-term debt, less current
  installments...........................    15,199      7,983     10,290     15,170        --
Total stockholders' equity...............    52,000     57,131     54,989     53,485    56,920
                                           ========   ========   ========   ========   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table is derived from the Company's statement of operations and sets forth, for the periods indicated, certain operating data as a percentage of net sales.

                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   64.2     58.5     59.9
                                                              -----    -----    -----
  Gross profit..............................................   35.8     41.5     40.1
Selling, general and administrative expenses................   38.5     33.4     32.4
Loss on factory closure.....................................    0.0      0.5      0.0
                                                              -----    -----    -----
  Earnings (loss) from operations...........................   (2.7)     7.6      7.7
Other expense...............................................    1.3      0.2      1.2
                                                              -----    -----    -----
  Earnings (loss) before income taxes.......................   (4.0)     7.4      6.5
Income taxes (benefit)......................................   (1.2)     3.2      2.9
                                                              -----    -----    -----
Net earnings (loss).........................................   (2.8)%    4.2%     3.6%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales decreased by $4,541,000, or 4.3%, between the years ended December 31, 1998 and 1997. Sales of the Teva line increased to $67,916,000 for the year ended December 31, 1998 from $61,863,000 for the year ended December 31, 1997, a 9.8% increase. The increase in Teva sales was partially due to an increase in sales under the Company's early delivery program in 1998, compared to that in 1997. Under this program, retailers are encouraged to take early delivery of spring product in the fourth quarter in an effort to expand the length of the selling season. In addition, the Company introduced several successful new styles and experienced a general increase in demand for the Teva products. Sales of Teva products represented 66.5% and 58.0% of net sales for the years ended December 31, 1998 and 1997, respectively. Net sales of footwear under the Simple product line decreased 31.0% to $19,939,000 from $28,901,000 between the years ended December 31, 1998 and 1997. Simple sales represented 19.5% of sales in 1998 and 27.1% of sales in 1997. The decrease in Simple sales occurred due to a decline in demand for Simple products caused by a variety of factors, including competition, an abundance of similar products at retail, and a general decrease in the popularity of the products. Sales of Ugg footwear increased 16.8% to $10,710,000 in 1998 from $9,169,000 in 1997, representing
10.5% of sales for the year ended December 31, 1998 and 8.6% for the year ended December 31, 1997. The increase in Ugg sales was due to a general increase in demand for the products, caused in part by an improved print advertising and public relations campaign in 1998. In addition, the Company's overall sales declined as the Company exited two businesses since 1997. The Company sold it's interest in the Trukke line of winter sport boots effective December 31, 1997 and ceased its business of supplying footwear components for independent factories in the Far East during the third quarter of 1998. In the aggregate, the reduced sales contribution from these two businesses was $2,928,000. Overall, international sales for all of the Company's products decreased 9.4% to $24,194,000 from $26,704,000, representing 23.7% of net sales in 1998 and 25.0%
in 1997. This decrease in international sales was caused in part by the reduction in sales of footwear components in the Far East, when the Company exited that business in 1998. The volume of footwear sold worldwide increased 2.0% to 3,941,000 pairs during the year ended December 31, 1998 from 3,865,000 pairs during the year ended December 31, 1997, for the reasons discussed above.

     The weighted average wholesale price per pair sold during the year ended December 31, 1998 decreased by 4.4% to $24.84 from $25.97 for the year ended December 31, 1997. The decrease occurred as a result of an increase in the proportion of footwear sold at closeout prices in 1998 compared to 1997, primarily related to the Simple line.

     Cost of sales increased by $3,139,000, or 5.0%, to $65,592,000 for the year ended December 31, 1998, compared with $62,453,000 for the year ended December 31, 1997. Gross profit decreased by $7,680,000, or 17.4%, to $36,580,000 for the year ended December 31, 1998 from $44,260,000 for the year ended December 31, 1997 and decreased as a percentage of net sales to 35.8% from 41.5%. The decrease in gross margin during the period was due to several factors. As a result of the Simple sales decline, the Company experienced inventory write-downs on excess Simple inventory, as well as an increase in the volume of Simple closeouts. In addition, the Company experienced write-downs of Teva raw materials inventory, partially as a result of the Company's closure of its Mexican manufacturing facility, the last remaining Company owned manufacturing facility. The Company also experienced increased airfreight costs in 1998 compared to 1997. Lastly, the Company announced a product recall on the Teva nylon infant sandals during 1998. The Company recorded a loss of approximately $460,000 related to this recall, of which approximately $360,000 was included as a reduction of gross profit and approximately $100,000 was included in selling, general and administrative expenses.

     Selling, general and administrative expenses increased by $3,730,000, or 10.5%, for the year ended December 31, 1998, compared with the year ended December 31, 1997, and increased as a percentage of net sales to 38.5% in 1998 from 33.4% in 1997. In its continuing efforts to improve sales growth, the Company increased its advertising and marketing and increased its research and development to improve design as well as to improve the transition from design to production. Accordingly, the Company incurred approximately $1,880,000 more in advertising, marketing and promotion costs, including $130,000 of in-house costs, and approximately $613,000 more in research and development costs in 1998 than in 1997. The Company also experienced an increase in warehouse costs of approximately $730,000, an increase in Teva apparel operating costs of approximately $340,000, an increase in costs associated with its management information systems of approximately $460,000, an increase in sales sample expenses of approximately $220,000, increased European office expenses of approximately $140,000, product recall costs of approximately $100,000, and severance costs of approximately $200,000 in conjunction with the closure of the Mexican manufacturing facility in 1998.

     Net interest expense was $1,171,000 for the year ended December 31, 1998 compared with net interest expense of $344,000 for the year ended December 31, 1997, primarily due to increased borrowings on the Company's credit facility in 1998 compared to 1997.

     For the year ended December 31, 1998, the Company experienced an income tax benefit of $1,211,000, as a result of the Company's loss for the period, reflecting the Company's ability to recover income taxes previously paid. This represents an effective income tax rate of 29.4%. For the year ended December 31, 1997, the Company had income tax expense of $3,445,000, representing an effective income tax rate of 43.2%. The change in the effective income tax rate is due to certain non-deductible expenses, primarily goodwill amortization, which were a greater proportion of earnings (loss) before income taxes in 1998 than in 1997. In addition, for California state income tax purposes, net operating losses cannot be carried back to offset income taxes previously paid in prior years and, therefore, the income tax benefit is reduced accordingly.

     The Company had a net loss of $2,907,000 for the year ended December 31, 1998 as compared with net earnings of $4,524,000 for the year ended December 31, 1997 due to the reasons discussed above.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales increased by $4,875,000 or 4.8% between the years ended December 31, 1997 and 1996. Sales of the Teva line increased to $61,863,000 for the year ended December 31, 1997 from $43,898,000 for the year ended December 31, 1996, a 40.9% increase. Sales of Teva products represented 58.0% and 43.1% of net sales for the years ended December 31, 1997 and 1996, respectively. The increase in Teva sales was primarily due to increased demand for this line. In addition, in early 1996, sales of the Teva line were adversely impacted by the excess inventory at retail, which the retailers had carried into 1996 from the 1995 season. This situation did not recur in 1997. Also, in the fourth quarter of 1997, the Company implemented a spring 1998 early delivery program that provided retailers an incentive to bring Teva products in for the fourth quarter and expand the length of the selling season. Due to the success of this program approximately $5 to $6 million of Teva product was shipped in the fourth quarter of 1997, which the Company believes ordinarily would have shipped in the first quarter of 1998. Net sales of footwear under the Simple product line decreased 19.8% to $28,901,000 for the year ended December 31, 1997 from $36,029,000 for the year ended December 31, 1996. This decrease was primarily due to the continued repositioning of the Simple brand and its distribution, and the non-recurrence of last year's demand for certain styles of Simple clogs. Net sales of footwear under the Ugg product line decreased 38.2% to $9,169,000 for the year ended December 31, 1997 from $14,831,000 for the year ended December 31, 1996. This decrease was due to reduced demand for the Company's product offering, resulting from pricing pressures, reduced advertising spending and a carry-over of product at retail from 1996. Overall, international sales for all of the Company's products increased 11.0% to $26,704,000 from $24,061,000, representing 25.0% of net sales in 1997 and 23.6%
in 1996. Because the increase in the volume of sales of Teva footwear products more than offset the decrease in the volume of sales of Simple and Ugg footwear products, the volume of footwear sold increased 7.8% to 3,865,000 pairs for the year ended December 31, 1997 from 3,587,000 pairs for the year ended December 31, 1996.

     The weighted average wholesale price per pair sold during the years ended December 31, 1997 and 1996 decreased 6.7% to $25.97 from $27.85. The decrease was primarily due to a change in the sales mix resulting from the reduction in sales of Ugg products in 1997, which have a significantly higher weighted average selling price than the Company's other product lines. In addition, the Company experienced a change in the sales mix for Simple products, with significantly greater sales of the relatively higher priced clogs and fewer close-outs during the year ended December 31, 1996 compared to the year ended December 31, 1997. This decrease was partially offset by the lower volume of Teva close-outs during the year ended December 31, 1997 compared to the year ended December 31, 1996.

     Cost of sales increased by $1,444,000 or 2.4% to $62,453,000 for the year ended December 31, 1997, compared with $61,009,000 for the year ended December 31, 1996. Gross profit increased by $3,431,000, or 8.4% to $44,260,000 for the year ended December 31, 1997 from $40,829,000 for the year ended December 31, 1996 and increased as a percentage of net sales to 41.5% from 40.1%. The increase in gross profit margin as a percentage of net sales was primarily due to significantly reduced levels of Teva and Ugg close-outs during the year ended December 31, 1997 compared to the corresponding levels for the year ended December 31, 1996. This increase was partially offset by higher levels of Simple close-outs during this period.

     Selling, general and administrative expenses increased by $2,659,000, or 8.1% for the year ended December 31, 1997, compared with the year ended December 31, 1996, and increased as a percentage of net sales to 33.4% in 1997 from 32.4% in 1996. The increase was largely a result of increased royalties payable to the licensor of the Teva patents and trademarks due to a change in the sales mix toward Teva products. In addition the Company experienced increased legal costs related to disputes with some of the former shareholders of Ugg Holdings, Inc., increased European operating expenses due to the opening and operation of the European office in 1997, increased amortization of intangible assets, increased costs associated with the Teva apparel line and an increase in research and development spending. The increase in amortization of intangible assets was primarily due to the amortization of Teva license fees for the five year period beginning September 1996, as well as increased goodwill amortization associated with the 1997 Ugg acquisition payments. These increases were partially offset by a decrease in bad debt expense and Ugg advertising costs between the years ended December 31, 1996 and December 31, 1997.

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

     Other expense decreased to $143,000 in 1997 from $1,241,000 in 1996. The decrease resulted from a $566,000 decrease in net interest expense, primarily due to repayments on the Company's borrowings under its credit facility in 1997. In addition, the Company had a net gain on disposal of assets of $51,000 in 1997, compared with a loss on disposal of assets aggregating $548,000 in 1996.

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

OUTLOOK

     This "Outlook" section, the "Risk Factors" section, the last paragraph under "Liquidity and Capital Resources," the discussion under "Seasonality" and other statements in this Annual Report contain a number of forward-looking statements including forward-looking statements relating to sales and operating expense expectations, the potential imposition of certain customs duties, the potential impact of the Teva license expiration, the potential impact of certain litigation, the potential impact of the Year 2000 on the Company and the impact of seasonality on the Company's operations. All of the forward-looking statements are based on current expectations. Actual results may differ materially for a variety of reasons, including the reasons discussed below and under "Risk Factors."

     Sales and Operating Expense Expectations. The Company's sales under the Teva and Ugg product lines increased in 1998 compared to 1997. The Company expects sales for both of these lines to increase in 1999.

     The Company experienced a 31.0% decrease in Simple sales in 1998 compared to 1997. The Company expects sales under the Simple line to be lower in 1999 than in 1998.

     The Company's selling, general and administrative expenses increased to 38.5% of sales in 1998, for a variety of reasons. The Company expects that these costs will decrease as a percentage of sales in 1999.

     The foregoing forward-looking statements represent the Company's current analysis of trends and information. Actual results could vary as a result of numerous factors. For example, the Company's results are directly dependent on consumer preferences, which are difficult to assess and can shift rapidly. Any shift in consumer preferences away from one or more of the Company's product lines could result in lower sales as well as obsolete inventory and the necessity of selling products at significantly reduced selling prices, all of which would adversely affect the Company's results of operations, financial condition and cash flows. The Company is also dependent on its customers continuing to carry and promote its various lines. The Company's sales can be adversely impacted by the ability of the Company's suppliers to manufacture and deliver products in time for the Company to meet its customers' orders. In addition, sales of each of the Company's different lines have historically been higher in different seasons, with the highest percentage of Teva sales occurring in the first and second quarter of each year, the highest percentage of Simple sales occurring in the third quarter and the highest percentage of Ugg sales occurring in the fourth quarter. Consequently, the results for these product lines are highly dependent on results during these specified periods.

     In addition, the Company's results of operations, financial condition and cash flows are subject to risks and uncertainties with respect to the following: overall economic and market conditions; competition; demographic changes; the loss of significant customers or suppliers; the performance and reliability of the Company's products; customer service; the Company's ability to secure and maintain intellectual property rights; the Company's ability to secure and maintain adequate financing; the Company's ability to forecast and subsequently achieve those forecasts; its ability to attract and retain key employees; and the general risks associated with doing international business including foreign exchange risks, duties, quotas and political instability.

     Sales of the Company's products, particularly those under the Teva and Ugg lines, are very sensitive to weather conditions. Extended periods of unusually cold weather during the spring and summer could adversely impact demand for the Company's Teva line. Likewise, unseasonably warm weather during the fall and winter months could adversely impact demand for the Company's Ugg product line.

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

     The Company is continuing to assess the readiness of its various systems for handling the Year 2000 issue. The Company determined that the version of the software that operated the Company's enterprise business systems prior to 1999 was not Year 2000 compliant. These enterprise business systems include the Company's systems for order entry and processing, allocations, inventory, accounts receivable, accounts payable and financial reporting. In late 1998, the Company received the current version of the underlying software, which the software vendor has stated is Year 2000 compliant. The Company has completed the Conversion phase of its Year 2000 strategy with respect to its enterprise business systems, and is currently in the Testing phase. The Company currently anticipates that it will complete the Testing and Implementation phases for its enterprise business systems by June 30, 1999.

     With respect to the Company's remaining IT systems, including desktops, networks and several departmental hardware and software systems, and its non-IT systems, the Company has recently completed the Analysis phase and has begun the Conversion phase. The Company currently expects completion of the Conversion phase for the majority of the remaining IT and non-IT systems by June 30, 1999 and currently anticipates completion of the Testing and Implementation phases by September 30, 1999. The Company's plan for addressing the readiness of its key external business partners includes requesting information from these partners regarding their own readiness to address their Year 2000 issues, and an assessment of the potential impact that any non-compliance might have on the Company's operations. The Company has requested compliance information from key business partners and has begun to receive responses. The Company may add additional business partners to its Year 2000 program as the Company's Year 2000 readiness plan progresses. The various phases for this segment are expected to continue throughout 1999.

     Estimated Costs. The Company currently estimates that total costs related to all phases of the Year 2000 strategy with respect to its enterprise business systems will aggregate $350,000. This estimate is for outside goods and service providers only. The estimate does not include the time and costs associated with its in-house employees, the amount of which is not currently determinable In addition, the estimated costs to bring the remaining IT and non-IT systems into compliance and to address and remedy any non-compliance issues at its key business partners are not yet determinable, but will likely exceed $200,000. These costs are expected to be funded through operating cash flows and the Company's bank facility. The Company does not currently anticipate using any independent verification or validation processes. The Company anticipates that the Year 2000 compliance efforts will ultimately result in the deferral of other IT projects. However, the deferral of such projects is not expected to have a material adverse impact on the Company's results of operations, financial condition or cash flows. The estimated Year 2000 compliance costs are based on the Company's current assessment of its Year 2000 situation and could change significantly as the Year 2000 compliance strategy progresses. As of December 31, 1998, the Company had incurred Year 2000 compliance costs of approximately $100,000.

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

     The potential inability of the Company's business partners to address their own Year 2000 issues sufficiently and timely remains a risk which is difficult to assess. Among other things, the Company is currently highly dependent on the combination of approximately 12 key suppliers, primarily located in the Far East, for the production of its footwear products. The failure of one or more of these suppliers to adequately address their own Year 2000 issues could cause them to be unable to manufacture or deliver product to the Company on a timely basis, materially adversely impacting the Company's results of operations, financial condition and cash flows. In addition, the inability of one or more of the Company's significant customers to become compliant could adversely impact the customers' operations, thus impacting the Company's sales and subsequent collections with respect to those customers.

     The Company's Year 2000 compliance efforts are subject to many additional risks including the following, among others: the Company's failure to adequately identify and analyze issues, convert to compliant systems, fully test converted systems, and implement compliant systems; unanticipated issues or delays in any of the phases of the Company's strategy; the inability of customers, suppliers and other business partners to become compliant; and the breakdown of local and global infrastructures resulting from the non-compliance of utilities, banking systems, transportation, government and communications systems.

     As the Company has not yet completed various phases of its internal readiness and has not yet determined the readiness of its key business partners, the Company cannot yet fully and accurately identify and quantify the most reasonably likely worst case Year 2000 scenario at this time. However, the Company is currently assessing scenarios and will take steps to mitigate the impact of these scenarios if they were to occur. This contingency planning has been completed for certain areas while the contingency plans for most areas are still in process. the Company expects to more fully address such contingencies by the end of the second quarter of 1999.

     The Company's above assessment of the risks associated with Year 2000 issues is forward-looking. Actual results may vary for a variety of reasons including those described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At December 31, 1998, working capital was $42,135,000 including $263,000 of cash. Cash used in operating activities aggregated $10,156,000 for the year ended December 31, 1998. Trade accounts receivable increased 18.0% since December 31, 1997 as a result of the increase in sales in the fourth quarter of 1998 compared to 1997, an increase in the amount of receivables with extended payment terms at year-end, and the impact of a general decline in the average collection periods. Inventories increased 24.7% since December 31, 1998 primarily as the Company requested its suppliers to deliver its Spring 1999 Teva inventory earlier than it had done in the prior year. This acceleration of inventory deliveries was intended to increase available inventory to improve the Company's ability to fulfill its customers' orders on a timely basis and to improve the Company's ability to address its Spring Teva fill-in business.

     At December 31, 1998, the Company had outstanding borrowings of $20,380,000 under its existing credit facility and had outstanding letters of credit aggregating $4,419,000.

     On January 21, 1999, the Company replaced the existing credit facility with a new revolving credit facility (the "Facility") with a new lender. The new Facility provides a maximum availability of $50,000,000, subject to a borrowing base of up to 85% of eligible accounts receivables, as defined, and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (7.75% at December 31, 1998), or at the Company's election at an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company. The agreement underlying the Facility includes a tangible net worth covenant, requiring the Company to maintain tangible net worth, as defined, of $30,000,000. At December 31, 1998, the actual tangible net worth, as defined, was approximately $31,300,000. The Facility expires July 1, 2001. However, in the event that the Teva license agreements are extended beyond August 31, 2001 on terms acceptable to the lender, the Facility will be extended through the earlier of 60 days preceding the expiration of any new license arrangement or January 21, 2002.

     Under the terms of the Facility, if the Company terminates the arrangement prior to the expiration date of the Facility, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the Facility's commitment amount, depending upon when such termination occurs.

     The Company has an agreement with a supplier, Prosperous Dragon, to provide financing for the supplier's operations, of which $2,282,000 was outstanding at December 31, 1998 ($782,000 net of allowance). The note is secured by all assets of the supplier and bears interest at the prime rate (7.75% at December 31, 1998) plus 1%. See "Business -- Manufacturing."

     Capital expenditures totaled $1,916,000 for the year ended December 31, 1998. The Company's capital expenditures related primarily to a new warehouse management system at the Company's Ventura County, California distribution center, molds purchased for production, upgrades to corporate computer systems and a new booth for European tradeshows. The Company currently has no material future commitments for capital expenditures.

     In December 1998, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under its existing stock repurchase program from 1,200,000 shares to 2,200,000 shares. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company's cash availability. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000, 330,000 shares in 1997 for cash consideration of $2,581,000 and 343,000 shares in 1998 for cash consideration of $2,528,000. At December 31, 1998, 1,227,000 shares remained available for repurchase under the program.

     The Company is endeavoring to come to an agreement with the Teva licensor which would provide the Company with the ability to continue to sell the Teva products beyond the expiration of the current license terms. Among the possible arrangements, the Company may pursue the purchase of the underlying Teva rights, a renewal of the existing licenses or a variety of other possibilities. Certain of these possible arrangements may require a significant amount of additional financing. There are no assurances that the additional financing will be available or that a favorable arrangement with the licensor can be achieved.

     The Company believes that internally generated funds, the available borrowings under its existing credit facility, and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements. However, risks and uncertainties which could impact the Company's ability to maintain its cash position include the Company's growth rate, its ability to collect its receivables in a timely manner, the Company's ability to effectively manage its inventory, and the volume of letters of credit used to purchase product, among others. See also the discussion regarding forward-looking statements in the preceding "Outlook" section.

SEASONALITY

     Financial results for the outdoor and footwear industries are generally seasonal. Sales of each of the Company's different product lines have historically been higher in different seasons, with the highest percentage of Teva sales occurring in the first and second quarter of each year, the highest percentage of Simple sales occurring in the third quarter and the highest percentage of Ugg sales occurring in the fourth quarter.

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

RECENTLY ISSUED PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Since the Company does not presently invest in derivatives or engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not impact the Company's financial position or results of operations.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt SOP 98-1 effective in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged. Restatement of previously issued financial statements is not permitted. In the fiscal year in which the SOP is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. The Company has not yet determined whether the application of SOP 98-5 will have a material impact upon the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) and page 28 for an index to the consolidated financial statements and supplementary information included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     29
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................     30
Consolidated Statements of Operations for each of the years
  in the three-year period ended December 31, 1998..........     31
Consolidated Statements of Stockholders' Equity for each of
  the years in the three-year period ended December 31,
  1998......................................................     32
Consolidated Statements of Cash Flows for each of the years
  in the three-year period ended December 31, 1998..........     33
Notes to Consolidated Financial Statements..................     34

Consolidated Financial Statement Schedule:
  Valuation and Qualifying Accounts.........................     48

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 24, 1999, except
for the fourth paragraph
of note 11, which is
as of March 17, 1999.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                 1998           1997
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $   263,000    $ 3,238,000
  Trade accounts receivable, less allowance for doubtful
     accounts of $1,204,000 and $1,092,000 as of December
     31, 1998 and 1997, respectively........................   27,180,000     23,037,000
  Inventories (note 4)......................................   23,665,000     18,979,000
  Prepaid expenses and other current assets.................    2,178,000      2,190,000
  Refundable income taxes (note 8)..........................    4,267,000             --
  Deferred tax assets (note 8)..............................    1,756,000      1,357,000
                                                              -----------    -----------
          Total current assets..............................   59,309,000     48,801,000
Property and equipment, at cost, net (note 5)...............    2,994,000      2,509,000
Intangible assets, less applicable amortization.............   20,702,000     21,866,000
Note receivable from supplier, net (note 7).................      782,000        966,000
Other assets, net...........................................      586,000        551,000
                                                              -----------    -----------
                                                              $84,373,000    $74,693,000
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (note 2)....................................  $        --    $ 2,000,000
  Current installments of long-term debt (note 6)...........    6,236,000        107,000
  Trade accounts payable....................................    7,947,000      3,629,000
  Accrued bonuses...........................................       66,000      1,095,000
  Other accrued expenses....................................    2,925,000      2,726,000
  Income taxes payable (note 8).............................           --         22,000
                                                              -----------    -----------
          Total current liabilities.........................   17,174,000      9,579,000
                                                              -----------    -----------
Long-term debt, less current installments (note 6)..........   15,199,000      7,983,000
Commitments and contingencies (notes 10 and 11)
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. Authorized 5,000,000
     shares; none issued....................................           --             --
  Common stock, $.01 par value. Authorized 20,000,000
     shares; issued 9,495,631 and outstanding 8,522,679 at
     December 31, 1998; issued 9,419,431 and outstanding
     8,789,431 at December 31, 1997.........................       85,000         88,000
Additional paid-in capital..................................   22,813,000     25,034,000
Retained earnings...........................................   29,726,000     32,633,000
                                                              -----------    -----------
                                                               52,624,000     57,755,000
Less note receivable from stockholder/officer...............      624,000        624,000
                                                              -----------    -----------
          Total stockholders' equity........................   52,000,000     57,131,000
                                                              -----------    -----------
                                                              $84,373,000    $74,693,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

                                                       1998            1997            1996
                                                   ------------    ------------    ------------
Net sales (notes 10 and 12)......................  $102,172,000    $106,713,000    $101,838,000
Cost of sales....................................    65,592,000      62,453,000      61,009,000
                                                   ------------    ------------    ------------
       Gross profit..............................    36,580,000      44,260,000      40,829,000
Selling, general and administrative expenses.....    39,378,000      35,648,000      32,989,000
Loss on factory closure (note 3).................            --         500,000              --
                                                   ------------    ------------    ------------
       Earnings (loss) from operations...........    (2,798,000)      8,112,000       7,840,000
Other expense (income):
  Interest expense, net..........................     1,171,000         344,000         910,000
  (Gain) loss on disposal of assets..............        13,000         (51,000)        548,000
  Minority interest in net loss of unconsolidated
     subsidiary..................................            --         (45,000)        (55,000)
  Miscellaneous expense (income).................       136,000        (105,000)       (162,000)
                                                   ------------    ------------    ------------
       Earnings (loss) before income taxes.......    (4,118,000)      7,969,000       6,599,000
Income taxes (benefit) (note 8)..................    (1,211,000)      3,445,000       2,943,000
                                                   ------------    ------------    ------------
       Net earnings (loss).......................  $ (2,907,000)   $  4,524,000    $  3,656,000
                                                   ============    ============    ============
Net earnings (loss) per share:
  Basic..........................................  $      (0.34)   $       0.50    $       0.40
  Diluted........................................         (0.34)           0.50            0.39
                                                   ============    ============    ============
Weighted average shares:
  Basic..........................................     8,632,000       8,961,000       9,248,000
  Diluted........................................     8,632,000       9,012,000       9,292,000
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                           DECKER OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

                               COMMON STOCK       ADDITIONAL                  STOCKHOLDER/       TOTAL
                            -------------------     PAID-IN      RETAINED     OFFICER NOTE   STOCKHOLDERS'
                             SHARES     AMOUNT      CAPITAL      EARNINGS      RECEIVABLE       EQUITY
                            ---------   -------   -----------   -----------   ------------   -------------
Balance at December 31,
  1995....................  9,242,375   $92,000   $28,940,000   $24,453,000    $      --      $53,485,000
Common stock
  repurchased.............   (300,000)   (2,000)   (2,388,000)           --           --       (2,390,000)
Common stock issuance
  under stock incentive
  plan....................     11,000        --        66,000            --           --           66,000
Common stock issued under
  the employee stock
  purchase plan...........     17,008        --        86,000            --           --           86,000
Noncash stock
  compensation............     13,173        --        86,000            --           --           86,000
Net earnings..............         --        --            --     3,656,000           --        3,656,000
                            ---------   -------   -----------   -----------    ---------      -----------
Balance at December 31,
  1996....................  8,983,556    90,000    26,790,000    28,109,000           --       54,989,000
Common stock
  repurchased.............   (330,000)   (3,000)   (2,578,000)           --           --       (2,581,000)
Common stock issuance
  under stock incentive
  plan....................    126,000     1,000       771,000            --     (624,000)         148,000
Common stock issued under
  the employee stock
  purchase plan...........      9,875        --        51,000            --           --           51,000
Net earnings..............         --        --            --     4,524,000           --        4,524,000
                            ---------   -------   -----------   -----------    ---------      -----------
Balance at December 31,
  1997....................  8,789,431    88,000    25,034,000    32,633,000     (624,000)      57,131,000
Common stock
  repurchased.............   (342,952)   (3,000)   (2,525,000)           --           --       (2,528,000)
Common stock issuance
  under stock incentive
  plan....................     57,572        --       213,000            --           --          213,000
Common stock issued under
  the employee stock
  purchase plan...........     18,628        --        91,000            --           --           91,000
Net loss..................         --        --            --    (2,907,000)          --       (2,907,000)
                            ---------   -------   -----------   -----------    ---------      -----------
Balance at December 31,
  1998....................  8,522,679   $85,000   $22,813,000   $29,726,000    $(624,000)     $52,000,000
                            =========   =======   ===========   ===========    =========      ===========

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

                                                              1998           1997           1996
                                                          ------------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss)...................................  $ (2,907,000)   $ 4,524,000    $ 3,656,000
                                                          ------------    -----------    -----------
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
    Depreciation of property and equipment..............     1,276,000      1,235,000      1,338,000
    Amortization of intangible assets...................     1,362,000      1,271,000        965,000
    Provision for doubtful accounts.....................       589,000        966,000      2,587,000
    (Gain) loss on disposal of assets...................        13,000        (51,000)       548,000
    Loss on factory closure.............................            --        500,000             --
    Stock compensation..................................       166,000         84,000         86,000
    Minority interest in net loss of unconsolidated
       subsidiary.......................................            --        (45,000)       (55,000)
    Changes in assets and liabilities (net of effects of
       acquisitions and dispositions):
    (Increase) decrease in:
       Trade accounts receivable........................    (4,732,000)    (5,575,000)       263,000
       Inventories......................................    (4,686,000)     5,951,000     (5,374,000)
       Prepaid expenses and other current assets........        12,000      1,448,000     (1,101,000)
       Deferred tax assets..............................      (399,000)       265,000        403,000
       Refundable income taxes..........................    (4,267,000)            --      2,969,000
       Note receivable from supplier....................       184,000        372,000          1,000
       Other assets.....................................      (233,000)      (159,000)      (877,000)
    Increase (decrease) in:
       Trade accounts payable...........................     4,318,000     (1,870,000)     2,474,000
       Accrued expenses.................................      (830,000)       948,000         55,000
       Income taxes payable.............................       (22,000)      (963,000)       983,000
                                                          ------------    -----------    -----------
         Total adjustments..............................    (7,249,000)     4,377,000      5,265,000
                                                          ------------    -----------    -----------
         Net cash provided by (used in) operating
           activities...................................   (10,156,000)     8,901,000      8,921,000
                                                          ------------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of property and equipment..........       142,000             --             --
  Purchase of property and equipment....................    (1,916,000)    (1,731,000)    (1,407,000)
  Cash paid for acquisitions, net of cash received......    (2,000,000)      (954,000)      (495,000)
                                                          ------------    -----------    -----------
         Net cash used in investing activities..........    (3,774,000)    (2,685,000)    (1,902,000)
                                                          ------------    -----------    -----------
Cash flows from financing activities:
  Proceeds from (repayments of) notes payable and
    long-term debt......................................    13,345,000     (1,799,000)    (4,891,000)
  Cash received from issuances of common stock..........       138,000        739,000        152,000
  Cash paid for repurchases of common stock.............    (2,528,000)    (2,581,000)    (2,390,000)
  Cash paid for purchase of stock option................            --             --     (1,825,000)
  Cash paid to stockholder/officer......................            --       (624,000)            --
                                                          ------------    -----------    -----------
         Net cash provided by (used in) financing
           activities...................................    10,955,000     (4,265,000)    (8,954,000)
                                                          ------------    -----------    -----------
         Net increase (decrease) in cash and cash
           equivalents..................................    (2,975,000)     1,951,000     (1,935,000)
Cash and cash equivalents at beginning of year..........     3,238,000      1,287,000      3,222,000
                                                          ------------    -----------    -----------
Cash and cash equivalents at end of year................  $    263,000    $ 3,238,000    $ 1,287,000
                                                          ============    ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest............................................  $  1,092,000    $   524,000    $   874,000
    Income taxes........................................  $  3,800,000    $ 3,437,000    $   480,000
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

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) The Company and Basis of Presentation

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

  (b) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

  (c) Revenue Recognition

     Revenue is recognized upon shipment of the merchandise. Allowances for estimated returns and discounts are provided when related revenue is recorded.

  (d) Long-Lived Assets

     It is the Company's policy to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that it may be impaired. If this review indicates that the long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value based on discounted cash flows. As a result, the Company has determined that its long-lived assets are not impaired as of December 31, 1998 and 1997.

  (e) Depreciation and Amortization

     Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from three to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter.

     Goodwill and other intangibles are amortized on the straight-line basis over periods of 20 to 30 years, and 5 to 15 years, respectively. Accumulated amortization at December 31, 1998 and 1997 was $4,042,000 and $2,676,000,
respectively.

  (f) Fair Value of Financial Instruments

     The fair values of the Company's cash, trade accounts receivable, prepaid expenses, refundable income taxes and other current assets, trade accounts payable, accrued expenses and current notes payable approximate the carrying values due to the relatively short maturities of these instruments.

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

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

  (g) Stock Compensation

     The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure requirements.

  (h) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

  (i) Research and Development Costs

     Research and development costs are charged to expense as incurred. Such costs amounted to $2,393,000, $1,780,000, $1,546,000 in 1998, 1997 and 1996,
respectively.

  (j) Advertising, Marketing and Promotion Costs

     The Company expenses the cost of advertising, marketing and promotion as incurred. These expenses charged to operations for the years ended 1998, 1997 and 1996 were $5,847,000, $4,096,000 and $4,738,000, respectively.

  (k) Income Taxes

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

  (l) Earnings per Share

     The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings (loss) per share (EPS).

     The reconciliations of basic to diluted weighted average shares are as follows:

                                                   1998           1997          1996
                                                -----------    ----------    ----------
Net earnings (loss) used for basic and diluted
  earnings (loss) per share...................  $(2,907,000)   $4,524,000    $3,656,000
                                                ===========    ==========    ==========
Weighted average shares used in basic
  computation.................................    8,632,000     8,961,000     9,248,000
Dilutive stock options........................           --        51,000        44,000
                                                -----------    ----------    ----------
          Weighted average shares used for
            diluted computation...............    8,632,000     9,012,000     9,292,000
                                                ===========    ==========    ==========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

     Options to purchase 698,000 shares of common stock at prices ranging from $5.50 to $13.75 were outstanding during 1998, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 811,000 shares of common stock at a price of $1.56 per share were outstanding during 1998, but were not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company incurred a net loss for the period.

     Options to purchase 572,000 and 430,000 shares of common stock at prices ranging from $7.50 to $15.00 and $7.00 to $15.00 were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

  (m) Foreign Currency Translation

     Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Expenses have been translated at the weighted average rate of exchange during the period of existence. Foreign currency translation adjustments were immaterial to the accompanying consolidated financial statements.

  (n) Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings
(loss) and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings
(loss) approximated comprehensive income for each of the years in the three year period ended December 31, 1998.

  (o) Business Segment Reporting

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective in 1998. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers, if applicable. Management of the Company has determined its reportable segments are strategic business units that offer geographic brand images. Significant reportable business segments are the domestic Teva, Simple and Ugg brands. Information related to these segments is summarized in Note 12.

(2) ACQUISITION

     Effective August 1, 1995, the Company acquired all of the issued and outstanding shares of Ugg Holdings, Inc. and subsidiaries (Ugg), which manufactures and markets a line of sheepskin footwear, for cash consideration of $12.2 million (including out-of-pocket expense of $200,000) and a note payable to sellers of $500,000. Additionally, the Company was required to make future payments equal to 2 1/2% of net sales of Ugg, as defined in the agreement for the years ended March 31, 1996 through March 31, 2000, plus an amount equal to earnings before income taxes for Ugg for the year ended March 31, 1996 (collectively referred to as the earn-out payments). Pursuant to this provision, the Company paid additional cash consideration of $351,000 in 1997. During 1997, the former stockholders of Ugg gave notice of a demand for arbitration regarding the earn-out payments, asserting that additional payments were due them. In September 1997, the

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

Company and the former Ugg stockholders reached an agreement. In addition, the remaining Ugg stockholders who were not a party to the arbitration agreed to accept the same economic terms as those involved in the arbitration. The settlement called for total payments of $2.6 million to be made to the former stockholders, thus eliminating any future due payments. As of December 31, 1997, the Company had unpaid notes payable to the former stockholders of $2 million, which were paid in full in January 1998. These amounts are included in the overall purchase price and allocated to goodwill. During 1997, the Company incurred legal and other administrative costs associated with the arbitration aggregating $607,000. Such costs were charged to operations as incurred. This acquisition was accounted for as a purchase and the results of Ugg's operations are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired aggregating $17,505,000 has been recorded as goodwill and is being amortized over 30 years.

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

(4) INVENTORIES

     Inventories are summarized as follows:

                                                         1998          1997
                                                      -----------   -----------
Finished goods......................................  $22,396,000   $14,081,000
Work in process.....................................       35,000     1,189,000
Raw materials.......................................    1,234,000     3,709,000
                                                      -----------   -----------
          Total inventories.........................  $23,665,000   $18,979,000
                                                      ===========   ===========

(5) PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                           1998         1997
                                                        ----------   ----------
Machinery and equipment...............................  $5,185,000   $4,328,000
Furniture and fixtures................................     616,000      529,000
Leasehold improvements................................     535,000      560,000
                                                        ----------   ----------
                                                         6,336,000    5,417,000
Less accumulated depreciation and amortization........   3,342,000    2,908,000
                                                        ----------   ----------
          Net property and equipment..................  $2,994,000   $2,509,000
                                                        ==========   ==========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

(6) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                          1998          1997
                                                       -----------   ----------
Revolving credit line, secured by all the assets of
  the Company........................................  $20,751,000   $7,300,000
Unsecured note payable in quarterly installments of
  $41,700, including interest at a rate of 7.93%, due
  December 2003......................................      684,000      790,000
                                                       -----------   ----------
                                                        21,435,000    8,090,000
Less current installments............................    6,236,000      107,000
                                                       -----------   ----------
                                                       $15,199,000   $7,983,000
                                                       ===========   ==========

     The aggregate maturities of long-term debt as of December 31, 1998 are as follows:

1999............................  $ 6,236,000
2000............................      126,000
2001............................   14,767,000
2002............................      147,000
2003............................      159,000
                                  -----------
                                  $21,435,000
                                  ===========

     The Company's revolving credit agreement with a bank at December 31, 1998, as amended, permitted borrowings up to $40,000,000 through May 31, 1999, reducing to $25,000,000 on June 1, 1999, and expiring July 31, 1999. This revolving credit facility was for working capital and general corporate purposes. The borrowing availability was subject to a borrowing base of eligible assets, as defined. Borrowings bear interest at the bank's prime rate (7.75% at December 31, 1998) plus up to 1%, depending on whether the Company satisfied certain financial ratios. Alternatively, the Company may have elected borrowings bear interest at LIBOR plus 1.5% to 1.75%, depending on whether the Company satisfied such financial ratios.

     On January 21, 1999, the Company replaced its existing revolving credit agreement with a new financial institution. Under the new agreement, the Company is permitted borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The agreement bears interest at the lenders' prime rate (7.75% at December 31, 1998) or, at the Company's election, an adjusted Eurodollar rate plus 2%, is secured by substantially all assets of the Company and expires July 1, 2001. However, in the event that the Teva license agreements are extended beyond August 31, 2001 on terms acceptable to the lender, the agreement will be extended through the earlier of 60 days preceding the expiration of any new license arrangement or January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. The new agreement underlying the credit facility includes a tangible net worth covenant. At December 31, 1998, the Company was in compliance with the terms of the new agreement.

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

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

The note is secured by all the assets of the Supplier and bears interest at prime (8.25% at December 31, 1998) plus 1%. The outstanding balance of the note is being repaid primarily through Company purchases of goods from the Supplier. In connection with this agreement, the Supplier is prohibited from manufacturing any products for any person other than Holbrook without Holbrook's prior consent. In addition, a key employee of Holbrook is the son of the owner of the Supplier. This employee is entitled to receive a bonus of up to 24% of certain net profits of Holbrook when the loan is fully repaid. The outstanding balance under the note at December 31, 1998 and 1997 was $2,282,000 and $2,466,000,
respectively. Additionally, the Company has a valuation allowance related to the note of $1,500,000 at December 31, 1998 and 1997.

(8) INCOME TAXES

     Components of income taxes (benefit) are as follows:

                                             FEDERAL       STATE        TOTAL
                                            ----------   ---------   -----------
1996:
  Current.................................  $2,018,000   $ 614,000   $ 2,632,000
  Deferred................................     263,000      48,000       311,000
                                            ----------   ---------   -----------
                                            $2,281,000   $ 662,000   $ 2,943,000
                                            ==========   =========   ===========
1997:
  Current.................................  $3,108,000   $ 900,000   $ 4,008,000
  Deferred................................    (509,000)    (54,000)     (563,000)
                                            ----------   ---------   -----------
                                            $2,599,000   $ 846,000   $ 3,445,000
                                            ==========   =========   ===========
1998:
  Current.................................  $ (866,000)  $  54,000   $  (812,000)
  Deferred................................    (105,000)   (294,000)     (399,000)
                                            ----------   ---------   -----------
                                            $ (971,000)  $(240,000)  $(1,211,000)
                                            ==========   =========   ===========

     Actual income taxes differ from that obtained by applying the statutory Federal income tax rate to earnings (loss) before income taxes (benefit) as follows:

                                               1998          1997         1996
                                            -----------   ----------   ----------
Computed "expected" tax expense
  (benefit)...............................  $(1,400,000)  $2,710,000   $2,244,000
State income taxes, net of Federal income
  tax benefit.............................     (288,000)     492,000      405,000
Losses of subsidiary not deductible.......      241,000           --           --
Other.....................................      236,000      243,000      294,000
                                            -----------   ----------   ----------
                                            $(1,211,000)  $3,445,000   $2,943,000
                                            ===========   ==========   ==========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

     Deferred income tax (benefit) expense resulted from the following for the years ended December 31, 1998, 1997 and 1996:

                                                1998        1997        1996
                                              ---------   ---------   ---------
Inventory obsolescence......................  $ (30,000)  $   8,000   $ 401,000
State income taxes..........................    314,000    (134,000)   (100,000)
Accrued expenses............................   (215,000)   (211,000)   (213,000)
Goodwill....................................     18,000      18,000      18,000
Bad debt reserve............................   (343,000)   (282,000)    214,000
Net operating losses........................   (193,000)         --          --
Other.......................................     50,000      38,000      (9,000)
                                              ---------   ---------   ---------
                                              $(399,000)  $(563,000)  $ 311,000
                                              =========   =========   =========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                           1998         1997
                                                        ----------   ----------
Deferred tax assets:
  Uniform capitalization adjustment to inventory......  $  171,000   $  144,000
  Inventory obsolescence reserve......................       9,000           --
  Bad debt and other reserves.........................   1,445,000    1,547,000
  Amortization........................................     518,000     (248,000)
  Net operating loss carryforwards....................     620,000      268,000
                                                        ----------   ----------
          Total gross deferred tax assets.............   2,763,000    1,711,000
  Less valuation allowance............................    (509,000)    (268,000)
                                                        ----------   ----------
          Net deferred tax assets.....................   2,254,000    1,443,000
                                                        ----------   ----------
Deferred tax liabilities:
  Depreciation........................................     319,000       27,000
  State taxes.........................................     179,000     (275,000)
  Accounts receivable.................................          --      334,000
                                                        ----------   ----------
          Total deferred tax liabilities..............     498,000       86,000
                                                        ----------   ----------
          Net deferred tax assets.....................  $1,756,000   $1,357,000
                                                        ==========   ==========

     Although the Company incurred an operating loss in 1998, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Certain federal and state tax laws reduce the availability of net operating losses generated outside the group which is consolidated for tax purposes. Accordingly, management has provided a full valuation allowance against such losses. Any subsequently recognized tax benefits related to the portion of the valuation allowance of $268,000, which relates to preacquisition net operating loss carryforwards will be applied to reduce the related goodwill.

     Refundable income taxes as of December 31, 1998 arise primarily from the overpayment of estimated taxes.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

(9) STOCKHOLDERS' EQUITY

     In February 1998, the Company amended the 1993 Stock Incentive Plan (1993
Plan). Under the terms of the amended 1993 Plan, 2,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants or other rights to acquire stock. Under the 1993 Plan, 57,572, 126,000 and 24,173 shares of common stock were issued in 1998, 1997 and 1996, respectively, including 100,000 shares in 1997 issued to an officer of the Company, which was financed through the issuance of a note receivable to such officer (bearing interest at 6.39%, secured by the underlying Company stock as well as any accrued bonuses or severance, with principal and interest due April 18, 2002 or upon termination of employment) and common stock options exercised as noted below.

     Common stock option activity under the 1993 Plan for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                         SHARES     EXERCISE PRICE
                                                        ---------   --------------
Outstanding at December 31, 1995......................    744,250       $ 5.38
Granted...............................................     98,500         6.98
Exercised.............................................    (11,000)        5.95
Canceled..............................................   (218,000)       10.75
                                                        ---------

Outstanding at December 31, 1996......................    613,750         8.59
Granted...............................................    237,500         7.96
Exercised.............................................    (26,000)        5.65
Canceled..............................................   (108,000)        9.08
                                                        ---------

Outstanding at December 31, 1997......................    717,250         8.42
Granted...............................................    925,000         2.23
Exercised.............................................    (34,250)        1.40
Canceled..............................................    (99,000)        9.17
                                                        ---------

Outstanding at December 31, 1998......................  1,509,000         4.73
                                                        =========       ======

Options exercisable at December 31, 1998..............    574,650       $ 7.11
                                                        =========       ======

     The per share weighted average fair value of stock options granted during 1996, 1997 and 1998 was $3.92, $4.44 and $1.25, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 1996 -- expected dividend yield of 0%, stock volatility of 48.4%, risk-free interest rate of 5.9%, and an expected life of seven years. 1997 -- expected dividend yield of 0%, stock volatility of 43.3%, risk-free interest rate of 6.1%, and an expected life of seven years. 1998 -- expected dividend yield of 0%, stock volatility of 48.5%, risk-free interest rate of 4.7%, and an expected life of seven years.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

     The Company applies APB Opinion No. 25 in accounting for its plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) would have been changed to the pro forma amounts below:

                                               1998          1997         1996
                                            -----------   ----------   ----------
Pro forma net earnings (loss).............  $(3,400,000)   4,318,000    3,281,000
                                            ===========   ==========   ==========
Pro forma net earnings (loss) per share:
  Basic...................................  $      (.39)  $      .48   $      .35
  Diluted.................................         (.39)         .48          .35
                                            ===========   ==========   ==========

     Pro forma net earnings reflect only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of up to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

     In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (1995 Plan). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan, 100,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for employees to purchase the Company's common stock at a discount below fair market value, as defined by the 1995 Plan. Under the 1995 Plan, 18,628, 9,875 and 17,008 shares were issued in 1998, 1997 and 1996, respectively.

     In December 1998, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under its existing stock repurchase program, from 1,200,000 shares to 2,200,000 shares. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000, 330,000 shares in 1997 for cash consideration of $2,581,000 and 343,000 shares in 1998 for cash consideration of $2,528,000. At December 31, 1998, 1,227,000 shares remained available for repurchase under the program.

     On October 9, 1998, the Company adopted a stockholder rights plan. The Company adopted the plan to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all stockholders. As part of the plan, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share (the "Common Shares"), of the Company.

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

     The rights have no voting power and expire on November 11, 2008. The rights may be redeemed by the Company for $.01 per right until the right becomes exercisable.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

(10) LICENSING AGREEMENT

     The Company has the exclusive rights to manufacture and distribute the Teva product line through August 31, 2001. The Company is required to pay royalties to Teva Sports Sandals, Inc. ("licensor") at rates ranging from 5% to 6 1/2% on the net sales of most Teva products, depending on sales levels and 3% to 4 1/2% of net sales of certain styles, depending on sales levels. The Company is required to pay minimum annual royalties ranging from $420,000 to $820,000 over the license period. In addition, the Company is obligated to pay minimum annual advertising costs of 3.5% to 4% of net sales of Teva products, depending on sales levels.

     Royalty expense related to Teva sales is included in selling, general and administrative expenses in the accompanying consolidated financial statements and was $3,657,000, $3,503,000 and $2,281,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Advertising expense, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements, related to Teva sales was $3,261,000, $1,960,000 and $2,177,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

     The owner of Teva Sports Sandals, Inc., has engaged a financial advisor to explore various strategic option for the Teva brand. The Company is in continuing negotiations with the owner, pursuing various options including a renewal of the existing license or the purchase of the underlying Teva rights. The Company is hopeful that it will be able to successfully negotiate a favorable arrangement with the owner. In the event that the Company does not come to a favorable arrangement with the owner, the Company will not be able to sell Teva products beyond August 31, 2001, which would result in a material adverse impact on the Company's results of operations, financial condition, and cash flows.

(11) COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating lease agreements which expire through December 2001.

     Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
  1999............................  $959,000
  2000............................   904,000
  2001............................   830,000
                                    ========

     Total rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1,122,000, $1,153,000 and $1,207,000, respectively.

     An action was brought against the Company in 1995 in the United States District Court, District of Montana (Missoula Division), by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, "Molly") which alleged, among other things, that the Company violated a certain non-disclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. Molly claimed specified damages of $18 million, as well as other unspecified damages. The matter resulted in a jury verdict which was announced in open court March 17, 1999. The various parts of the verdict aggregated $1,785,000 for the two separate plaintiffs. The Company is appealing the verdict and continues to believe such claims are without merit. The Company intends to continue contesting this claim vigorously. The Company, based on advice from legal counsel, does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

     The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company does not believe that these styles are covered by the legislation and is working with Customs to resolve the situation. In the event that Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties from 1997 of up to approximately $500,000. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company may have to cease shipping such styles from China into Europe in the future or may have to begin to source these styles from countries not covered by the legislation. As a precautionary measure, the Company has obtained alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. The Company is unable to predict the outcome of this matter and the effect, if any, on the Company's consolidated financial statements.

     The Company is currently involved in various other legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

(12) BUSINESS SEGMENTS, CONCENTRATION OF BUSINESS AND CREDIT RISK AND SIGNIFICANT CUSTOMERS

     The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate income taxes or unusual items to segments. The Company evaluates performance based on net revenues and profit or loss from operations. The Company's reportable segments are strategic business units that offer geographic brand images. They are managed separately because each business requires different marketing, sourcing and sales strategies. Business segment information is summarized as follows:

                                       1998            1997            1996
                                   ------------    ------------    ------------
Sales to external customers:
Teva, domestic...................  $ 54,775,000    $ 50,573,000    $ 34,830,000
Simple, domestic.................    13,699,000      21,554,000      30,110,000
Ugg, domestic....................    10,710,000       9,169,000      14,831,000
Other............................    22,988,000      25,417,000      22,067,000
                                   ------------    ------------    ------------
                                   $102,172,000    $106,713,000    $101,838,000
                                   ============    ============    ============
Intersegment sales:
Teva, domestic...................  $  1,171,000    $  1,539,000    $  2,036,000
Simple, domestic.................       150,000         315,000              --
Ugg, domestic....................            --              --              --
Other............................     8,702,000       8,732,000       7,246,000
                                   ------------    ------------    ------------
                                   $ 10,023,000    $ 10,586,000    $  9,282,000
                                   ============    ============    ============
Earning (loss) from operations:
Teva, domestic...................  $ (1,473,000)   $  2,363,000    $ (1,476,000)
Simple, domestic.................    (1,973,000)      1,823,000       6,509,000
Ugg, domestic....................    (1,091,000)       (321,000)       (721,000)
Other............................     1,551,000       4,388,000       3,674,000
                                   ------------    ------------    ------------
                                   $ (2,986,000)   $  8,253,000    $  7,986,000
                                   ============    ============    ============

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

                                       1998            1997            1996
                                   ------------    ------------    ------------
Depreciation and amortization:
Teva, domestic...................  $  1,326,000    $  1,057,000    $    701,000
Simple, domestic.................       267,000         244,000         244,000
Ugg, domestic....................       635,000         575,000         624,000
Other............................       410,000         630,000         734,000
                                   ------------    ------------    ------------
                                   $  2,638,000    $  2,506,000    $  2,303,000
                                   ============    ============    ============
Net interest expense (income):
Teva, domestic...................  $    229,000    $   (597,000)   $   (684,000)
Simple, domestic.................        51,000         154,000         511,000
Ugg, domestic....................       938,000         803,000       1,105,000
Other............................       (47,000)        (16,000)        (22,000)
                                   ------------    ------------    ------------
                                   $  1,171,000    $    344,000    $    910,000
                                   ============    ============    ============
Capital expenditures:
Teva, domestic...................  $  1,382,000    $  1,241,000
Other............................       534,000         490,000
                                   ------------    ------------
                                   $  1,916,000    $  1,731,000
                                   ============    ============
Total assets:
Teva, domestic...................  $ 67,467,000    $ 53,833,000
Simple, domestic.................     8,358,000      11,693,000
Ugg, domestic....................    24,680,000      23,530,000
Other............................     7,255,000      14,996,000
                                   ------------    ------------
                                   $107,760,000    $104,052,000
                                   ============    ============

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

     The Teva-domestic operating segment includes shared costs of the consolidated group, including domestic payroll costs, facilities costs, warehouse costs and other administrative costs. The Company has allocated costs to the Simple-domestic, Ugg-domestic and other segments based on a percentage of revenues for each of these segments. Because each segment's sales volume and the resulting allocation of shared costs continually change, the allocations to individual segments may or may not be reflective of the actual costs directly attributable to each segment.

     In addition, virtually all shared assets, capital expenditures and the related depreciation of these assets are generally included in the Teva-domestic segment. As a result, this segment has a disproportionately high amount of these items, while the other segments have a disproportionately low amount.

     Reconciliations of net sales, earnings (loss) from operations and total assets from segment information to the consolidated financial statements are as follows:

                                               1998            1997            1996
                                           ------------    ------------    ------------
Total sales for reportable segments......  $112,195,000    $117,299,000    $111,120,000
Elimination of intersegment revenues.....    10,023,000      10,586,000       9,282,000
                                           ------------    ------------    ------------
Consolidated net sales...................  $102,172,000    $106,713,000    $101,838,000
                                           ============    ============    ============
Total earnings (loss) from operations for
  reportable segments....................  $ (2,986,000)   $  8,253,000    $  7,986,000
Intersegment profit change in beginning
  and ending inventories.................       188,000         359,000        (146,000)
Unallocated loss on factory closure......            --        (500,000)             --
                                           ------------    ------------    ------------
Consolidated earnings (loss) from
  operations.............................  $ (2,798,000)   $  8,112,000    $  7,840,000
                                           ============    ============    ============
Total assets for reportable segments.....  $107,760,000     104,052,000
Elimination of profit in ending
  inventories............................      (118,000)       (306,000)
Elimination of intersegment
  investments............................   (15,268,000)    (16,601,000)
Elimination of intersegment
  receivables............................   (14,024,000)    (13,809,000)
Unallocated refundable income taxes and
  deferred tax assets....................     6,023,000       1,357,000
                                           ------------    ------------
Consolidated total assets................  $ 84,373,000    $ 74,693,000
                                           ============    ============

     The Company sells its footwear products principally to customers throughout the United States. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia and Asia, among other regions. Export sales to unaffiliated customers were 23.7%, 25.0% and 23.6% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. For the years ended December 31, 1998, 1997 and 1996, the Company had no single customer exceeding 10% of net sales. As of December 31, 1998 and 1997, the Company had no single customer exceeding 10% of trade accounts receivable.

     The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other non-tariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

(13) QUARTERLY SUMMARY OF INFORMATION (UNAUDITED)

     Summarized unaudited financial data are as follows:

                                                               1998
                                      ------------------------------------------------------
                                       MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                      -----------   -----------   ------------   -----------
Net sales...........................  $32,177,000   $31,142,000   $13,558,000    $25,295,000
Gross profit........................   13,537,000    12,922,000     1,307,000      8,814,000
Net earnings (loss).................    1,753,000     1,406,000    (5,133,000)      (933,000)
                                      ===========   ===========   ===========    ===========
Net earnings (loss) per share:
  Basic.............................  $       .20   $       .16   $      (.60)   $      (.11)
  Diluted...........................          .20           .16          (.60)          (.11)
                                      ===========   ===========   ===========    ===========

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
                                      ===========   ===========   ===========    ===========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

                                             BALANCE AT
                                            BEGINNING OF                                 BALANCE AT
               DESCRIPTION                     PERIOD       ADDITIONS     DEDUCTIONS    END OF PERIOD
               -----------                  ------------    ----------    ----------    -------------
Year ended December 31, 1996:
  Allowance for doubtful accounts.........   $2,625,000     $1,587,000    $2,920,000     $1,292,000
  Reserve for sales discounts.............      214,000        482,000       555,000        141,000
  Reserve for inventory obsolescence......    3,815,000        574,000     3,375,000      1,014,000
  Allowance for doubtful note
     receivable...........................           --      1,000,000            --      1,000,000
                                             ==========     ==========    ==========     ==========
Year ended December 31, 1997:
  Allowance for doubtful accounts.........   $1,292,000     $  466,000    $  666,000     $1,092,000
  Reserve for sales discounts.............      141,000        492,000       377,000        256,000
  Reserve for inventory obsolescence......    1,014,000      1,594,000     1,040,000      1,568,000
  Allowance for doubtful note
     receivable...........................    1,000,000        500,000            --      1,500,000
                                             ==========     ==========    ==========     ==========
Year ended December 31, 1998:
  Allowance for doubtful accounts.........   $1,092,000     $  589,000    $  477,000     $1,204,000
  Reserve for sales discounts.............      256,000      1,053,000       655,000        654,000
  Reserve for inventory obsolescence......    1,568,000      2,543,000     1,221,000      2,890,000
  Allowance for doubtful note
     receivable...........................    1,500,000             --            --      1,500,000
                                             ==========     ==========    ==========     ==========

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors and Executive Officers of the Registrant is set forth in the Company's definitive proxy statement relating to the Registrant's 1999 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to Executive Compensation is set forth in the Company's definitive proxy statement relating to the Registrant's 1999 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the Company's definitive proxy statement relating to the Registrant's 1999 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to Certain Relationships and Related Transactions is set forth in the Company's definitive proxy statement relating to the Registrant's 1999 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 28 hereof.

     (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K:

     (1) Form 8-K filed on November 6, 1998 (Item 5 -- On November 2, 1998, the Company issued a press release announcing that Mark Thatcher, owner of Teva Sport Sandals, Inc., has engaged an investment firm for purposes of exploring various strategic options for the Teva brand).

     (c) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 28 hereof.

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

EXHIBIT
-------
10.1     License Agreement, dated as of March 13, 1991, by and
         between Mark Thatcher d/b/a Teva Sport Sandals and Deckers
         Corporation. (Exhibit 10.1 to the Registrant's Registration
         Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.2     License Agreement for Europe, dated as of November 15, 1991, by and between Mark Thatcher d/b/a Teva Sport Sandals and
         Deckers Corporation. (Exhibit 10.2 to the Registrant's
         Registration Statement on Form S-1, File No. 33-67248 and
         incorporated by reference herein)
10.3     Letter Amendment to License Agreement, dated as of December
         3, 1992, by and between Mark Thatcher d/b/a Teva Sport
         Sandals and Deckers Corporation. (Exhibit 10.3 to the
         Registrant's Registration Statement on Form S-1, File No.
         33-67248 and incorporated by reference herein)
10.4     License Agreement Amendment for U.S. License, dated as of
         August 5, 1993, by and between Mark Thatcher d/b/a Teva
         Sport Sandals and Deckers Corporation. (Exhibit 10.4 to the
         Registrant's Registration Statement on Form S-1, File No.
         33-67248 and incorporated by reference herein)
10.5     License Agreement Amendment for Europe, dated as of August
         5, 1993, by and between Mark Thatcher d/b/a Teva Sport
         Sandals and Deckers Corporation. (Exhibit 10.5 to the
         Registrant's Registration Statement on Form S-1, File No.
         33-67248 and incorporated by reference herein)
10.6     Subsidiary Agreement, dated as of August 5, 1993, by and
         between Mark Thatcher d/b/a Teva Sport Sandals and Deckers
         Corporation. (Exhibit 10.6 to the Registrant's Registration
         Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.7     1993 Employee Stock Incentive Plan. (Exhibit 99 to the
         Registrant's Registration Statement on Form S-8, File No.
         33-47097 and incorporated by reference herein)
10.8     Form of Incentive Stock Option Agreement under 1993 Employee
         Stock Incentive Plan. (Exhibit 10.9 to the Registrant's
         Registration Statement on Form S-1, File No. 33-67248 and
         incorporated by reference herein)
10.9     Form of Non-Qualified Stock Option Agreement under 1993
         Employee Stock Incentive Plan. (Exhibit 10.10 to the
         Registrant's Registration Statement on Form S-1, File No.
         33-67248 and incorporated by reference herein)
10.10    Form of Restricted Stock Agreement. (Exhibit 10.11 to the
         Registrant's Registration Statement on Form S-1, File No.
         33-67248 and incorporated by reference herein)
10.11    Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File
         No. 33-67248 and incorporated by reference herein)
10.12    First Amendment to Employment Agreement with Douglas B.
         Otto. (Exhibit 10.14 to the Registrant's Registration
         Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.13    Second Amendment to Employment Agreement with Douglas B.
         Otto. (Exhibit 10.15 to the Registrant's Registration
         Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.14    Modification Agreement, dated August 9, 1993, by and between
         Mark Thatcher d/b/a Teva Sport Sandals and Deckers
         Corporation. (Exhibit 10.25 to the Registrant's Registration
         Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.15    Loan and Guarantee Agreement, dated as of June 1, 1993,
         among Holbrook Limited, Prosperous Dragon Manufacturing
         Company Limited, Zhongshan Prosperous Dragon Shoes Co. Ltd.
         and Robin Huang. (Exhibit 10.26 to the Registrant's
         Registration Statement on Form S-1, File No. 33-67248 and
         incorporated by reference herein)
10.16    Assignment and Assumption of Loan and Guarantee Agreement
         and Promissory Note, dated as of July 1, 1993, among
         Holbrook Limited, Prosperous Dragon Manufacturing Company
         Limited, Zhongshan Prosperous Dragon Shoes Co. Ltd., Robin
         Huang and Deckers Corporation. (Exhibit 10.27 to the
         Registrant's Registration Statement on Form S-1, File No.
         33-67248 and incorporated by reference herein)
10.17    Third Amendment to Employment Agreement with Douglas B.
         Otto. (Exhibit 10.30 to the Registrant's Registration
         Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.18    Adjustment Agreement, dated March 21, 1994, between Mark
         Thatcher and Deckers Outdoor Corporation. (Exhibit 10.35 to
         the Registrant's Form 10-K for the period ended December 31,
         1993 and incorporated by reference herein)

EXHIBIT
-------
10.19    Agreement for Sales of Assets, dated January 26, 1995,
         between Ken and Nancy Young and Deckers Acquisition
         Corporation. (Exhibit 10.36 to the Registrant's Form 10-K
         for the period ended December 31, 1994 and incorporated by reference herein)
10.20    Amendment of Loan and Guarantee Agreement and Promissory
         Note, dated December 31, 1994, among Holbrook Limited,
         Prosperous Dragon Manufacturing Company Limited, Zhongshan
         Prosperous Dragon Shoes Company Limited, Robin Huang and
         Deckers Outdoor Corporation. (Exhibit 10.38 to the
         Registrant's Form 10-K for the period ended December 31,
         1994 and incorporated by reference herein)
10.21    Consent and Agreement re: Alp Sport Sandals, dated December
         30, 1994, between Mark Thatcher and Deckers Outdoor
         Corporation. (Exhibit 10.39 to the Registrant's Form 10-K
         for the period ended December 31, 1994 and incorporated by reference herein)
10.22    Credit Agreement for Deckers Outdoor Corporation and First
         Interstate Bank, dated July 27, 1995. (Exhibit 10.41 to the
         Registrant's Form 10-Q for the period ended September 30,
         1995 and incorporated by reference herein)
10.23    Promissory Note for Deckers Outdoor Corporation and First
         Interstate Bank, dated July 27, 1995. (Exhibit 10.42 to the
         Registrant's Form 10-Q for the period ended September 30,
         1995 and incorporated by reference herein)
10.24    Pledge Agreement for Deckers Outdoor Corporation and First
         Interstate Bank, dated July 27, 1995. (Exhibit 10.43 to the
         Registrant's Form 10-Q for the period ended September 30,
         1995 and incorporated by reference herein)
10.25    Security Agreement for Deckers Outdoor Corporation and First
         Interstate Bank, dated July 27, 1995. (Exhibit 10.44 to the
         Registrant's Form 10-Q for the period ended September 30,
         1995 and incorporated by reference herein)
10.26    Deckers Outdoor Corporation 1995 Employee Stock Purchase
         Plan. (Exhibit 4.4 to the Registrant's Registration
         Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
10.27    Letter agreement dated March 5, 1996 between Deckers Outdoor
         Corporation and First Interstate Bank. (Exhibit 10.39 to the
         Registrant's Form 10-K for the period ended December 31,
         1995 and incorporated by reference herein)
10.28    Employment Agreement between Diana M. Wilson and Deckers
         Outdoor Corporation, dated December 12, 1995. (Exhibit 10.40 to the Registrant's Form 10-K for the period ended December
         31, 1995 and incorporated by reference herein)
10.29    Amended Compensation Plan for Outside Members of the Board
         of Directors. (Exhibit 10.42 to the Registrant's Form 10-Q
         for the period ended September 30, 1996 and incorporated by reference herein)
10.30    Extension Agreement to Employment Agreement with Douglas B.
         Otto. (Exhibit 10.36 to the Registrant's Form 10-K for the
         period ended December 31, 1996 and incorporated by reference herein)
10.31    Extension and Restatement of Employment Agreement between
         Diana M. Wilson and Deckers Outdoor Corporation, dated April
         18, 1997. (Exhibit 10.37 to the Registrant's Form 10-Q for
         the period ended March 31, 1997 and incorporated by
         reference herein)
10.32    Limited Recourse Secured Promissory Note between Diana M.
         Wilson and Deckers Outdoor Corporation, dated April 18,
         1997. (Exhibit 10.38 to the Registrant's Form 10-Q for the
         period ended March 31, 1997 and incorporated by reference
         herein)
10.33    Stock Pledge Agreement between Diana M. Wilson and Deckers
         Outdoor Corporation, dated April 18, 1997. (Exhibit 10.39 to the Registrant's Form 10-Q for the period ended March 31,
         1997 and incorporated by reference herein)
10.34    Third Amendment to Credit Agreement between Deckers Outdoor
         Corporation and Wells Fargo Bank, dated March 24, 1998.
         (Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 1998 and incorporated by reference
         herein).
10.35    Fourth Amendment to Credit Agreement between Deckers Outdoor
         Corporation and Wells Fargo Bank, dated March 25, 1998.
         (Exhibit 10.36 to the Registrant's Form 10-K for the period ended December 31, 1998 and incorporated by reference
         herein).
10.36    Fifth Amendment to Credit Agreement between Deckers Outdoor
         Corporation and Wells Fargo Bank, dated May 29, 1998.
         (Exhibit 10.37 to the Registrant's Form 10-Q for the period ended June 30, 1998 and incorporated by reference herein)

EXHIBIT
-------
10.37    Sixth Amendment to Credit Agreement between Deckers Outdoor
         Corporation and Wells Fargo Bank, dated July 22, 1998.
         (Exhibit 10.38 to the Registrant's Form 10-Q for the period ended June 30, 1998 and incorporated by reference herein)
10.38    Shareholder Rights Agreement, dated as of November 12, 1998.
         (Exhibit 10.39 to the Registrant's Form 10-Q for the period ended September 30, 1998 and incorporated by reference
         herein)
10.39    Letter agreement between Deckers Outdoor Corporation and
         Wells Fargo Bank, dated November 20, 1998. (Exhibit 10.40 to the Registrant's 10-Q for the period ended September 30,
         1998 and incorporated by reference herein).
10.40    Loan and Security Agreement by and among Congress Financial
         Corporation (Western) and Deckers Outdoor Corporation,
         Deckers Outdoor Corporation International, Simple Shoes,
         Inc., Ugg Holdings, Inc. and Heirlooms, Inc., dated January
         21, 1999.
21.1     Subsidiaries of Registrant.
23.1     Independent Auditors' Consent.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DECKERS OUTDOOR CORPORATION
                                          (Registrant)

                                                  /s/ DOUGLAS B. OTTO

                                          --------------------------------------
                                                     Douglas B. Otto
                                                 Chief Executive Officer
Date:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             /s/ DOUGLAS B. OTTO               Chairman of the Board, President and
---------------------------------------------  Chief Executive Officer (Principal
               Douglas B. Otto                 Executive Officer)

              /s/ M. SCOTT ASH                 Chief Financial Officer
---------------------------------------------  (Principal Financial and Accounting Officer)
                M. Scott Ash

             /s/ RONALD D. PAGE                Director
---------------------------------------------
               Ronald D. Page

             /s/ KARL F. LOPKER                Director
---------------------------------------------
               Karl F. Lopker

            /s/ GENE E. BURLESON               Director
---------------------------------------------
              Gene E. Burleson

            /s/ REX A. LICKLIDER               Director
---------------------------------------------
              Rex A. Licklider

                                               Director
---------------------------------------------
               Diana M. Wilson