Form 10-Q
period 1999-03-31
DECKERS OUTDOOR CORP
filed 1999-05-14
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark one)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

      495-A South Fairview Avenue,
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                      OUTSTANDING AT
                  CLASS                                MAY 7, 1999
      ----------------------------                    --------------
      Common stock, $.01 par value                      8,574,869

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                                Table of Contents

                                                                                   Page
                                                                                   ----
Part I.     Financial Information

    Item 1. Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 1999 and
            December 31, 1998                                                          1

            Condensed Consolidated Statements of Operations for the
            Three-Month Period Ended March 31, 1999 and 1998                           2

            Condensed Consolidated Statements of Cash Flows for the
            Three-Month Period Ended March 31, 1999 and 1998                         3-4

            Notes to Condensed Consolidated Financial Statements                     5-9

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              10-16

Part II.    Other Information

    Item 1. Legal Proceedings                                                         17

    Item 2. Changes in Securities                                                     17

    Item 3. Defaults upon Senior Securities                                           17

    Item 4. Submission of Matters to a Vote of Security Holders                       17

    Item 5. Other Information                                                         17

    Item 6. Exhibits and Reports on Form 8-K                                          17

    Signature                                                                         18

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                                     MARCH 31,       DECEMBER 31,
                                                                       1999              1998
                                                                   ------------      ------------
Current assets:
        Cash                                                       $  4,120,000           263,000
        Trade accounts receivable, less allowance for
          doubtful accounts of $1,506,000 and $1,204,000
          as of March 31, 1999 and December 31, 1998,
          respectively                                               45,065,000        27,180,000
        Inventories                                                  24,403,000        23,665,000
        Prepaid expenses and other current assets                     2,069,000         2,178,000
        Refundable and deferred tax assets                            1,645,000         6,023,000
                                                                   ------------      ------------
               Total current assets                                  77,302,000        59,309,000

Property and equipment, at cost, net                                  2,982,000         2,994,000
Intangible assets, less applicable amortization                      20,371,000        20,702,000
Note receivable from supplier, net                                      844,000           782,000
Other assets, net                                                       457,000           586,000
                                                                   ------------      ------------
                                                                   $101,956,000        84,373,000
                                                                   ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt                     $ 20,733,000         6,236,000
        Trade accounts payable                                        7,207,000         7,947,000
        Accrued expenses                                              4,550,000         2,991,000
                                                                   ------------      ------------
               Total current liabilities                             32,490,000        17,174,000
                                                                   ------------      ------------
Long-term debt, less current installments                            15,168,000        15,199,000

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value.  Authorized
          5,000,000 shares; none issued                                      --                --
        Common stock, $.01 par value. Authorized 20,000,000
          shares; issued 9,528,321 shares and outstanding
          8,555,369 shares at March 31, 1999; issued
          9,495,631 shares and outstanding 8,522,679 shares              86,000            85,000
          at December 31, 1998
        Additional paid-in capital                                   22,865,000        22,813,000
        Retained earnings                                            31,971,000        29,726,000
                                                                   ------------      ------------
                                                                     54,922,000        52,624,000
        Less note receivable from stockholder/former director           624,000           624,000
                                                                   ------------      ------------
               Total stockholders' equity                            54,298,000        52,000,000
                                                                   ------------      ------------
                                                                   $101,956,000        84,373,000
                                                                   ============      ============

See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                            THREE-MONTH PERIOD ENDED
                                                                    MARCH 31,
                                                        -------------------------------
                                                            1999               1998
                                                        ------------       ------------
Net sales                                               $ 38,040,000         32,177,000
Cost of sales                                             20,817,000         18,640,000
                                                        ------------       ------------
               Gross profit                               17,223,000         13,537,000

Selling, general and administrative expenses              12,669,000         10,148,000
                                                        ------------       ------------
               Earnings from operations                    4,554,000          3,389,000

Other expense (income):
     Interest expense, net                                   631,000            294,000
     Miscellaneous expense (income)                          (31,000)             7,000
                                                        ------------       ------------
               Earnings before income taxes                3,954,000          3,088,000

Income taxes                                               1,709,000          1,335,000
                                                        ------------       ------------
               Net earnings                             $  2,245,000          1,753,000
                                                        ============       ============

Net earnings per share:
     Basic                                              $       0.26               0.20
     Diluted                                                    0.26               0.20
                                                        ============       ============
Weighted average shares:
     Basic                                                 8,528,000          8,807,000
     Diluted                                               8,732,000          8,832,000
                                                        ============       ============

     See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     THREE-MONTH PERIOD ENDED
                                                                             MARCH 31,
                                                                  -------------------------------
                                                                      1999               1998
                                                                  ------------       ------------
Cash flows from operating activities:
   Net earnings                                                   $  2,245,000          1,753,000
                                                                  ------------       ------------
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation and amortization                                  733,000            633,000
        Provision for doubtful accounts                                433,000            160,000
        Loss on disposal of assets                                          --              3,000
        Non-cash stock compensation                                         --             84,000
        Changes in assets and liabilities:
          (Increase) decrease in:
            Trade accounts receivable                              (18,318,000)       (14,476,000)
            Inventories                                               (738,000)          (273,000)
            Prepaid expenses and other current assets                  109,000           (690,000)
            Note receivable from supplier                              (62,000)           195,000
            Refundable and deferred income taxes                     4,378,000                 --
            Other assets                                               129,000            (11,000)
          Increase (decrease) in:
            Accounts payable                                          (740,000)           230,000
            Accrued expenses                                         1,559,000          1,214,000
            Income taxes payable                                            --            (22,000)
                                                                  ------------       ------------
               Total adjustments                                   (12,517,000)       (12,953,000)
                                                                  ------------       ------------
               Net cash used in operating activities               (10,272,000)       (11,200,000)
                                                                  ------------       ------------
Cash flows from investing activities:
   Purchase of property and equipment                                 (390,000)          (440,000)
   Cash paid in connection with Ugg acquisition                             --         (2,000,000)
                                                                  ------------       ------------
               Net cash used in investing activities                  (390,000)        (2,440,000)
                                                                  ------------       ------------

                                   (Continued)

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                     THREE-MONTH PERIOD ENDED
                                                                            MARCH 31,
                                                                  ------------------------------
                                                                      1999              1998
                                                                  ------------      ------------
Cash flows from financing activities:
        Net proceeds from long-term debt                            14,466,000        12,975,000
        Cash paid for repurchases of common stock                           --          (521,000)
        Cash received from issuances of common stock                    53,000            77,000
                                                                  ------------      ------------
               Net cash provided by financing activities            14,519,000        12,531,000
                                                                  ------------      ------------
               Net increase (decrease) in cash                       3,857,000        (1,109,000)

Cash at beginning of period                                            263,000         3,238,000
                                                                  ------------      ------------
Cash at end of period                                             $  4,120,000         2,129,000
                                                                  ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                                  $    625,000           267,000
        Income taxes                                                    22,000         1,402,000
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

      As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

(2)   Earnings per Share

      Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three-month periods ended March 31, 1999 and 1998, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

      The reconciliation of basic to diluted weighted average shares are as follows:

                                                        THREE-MONTH PERIOD ENDED
                                                               MARCH 31,
                                                       --------------------------
                                                          1999            1998
                                                       ----------      ----------
      Net earnings                                     $2,245,000       1,753,000
                                                       ----------      ----------
      Weighted average shares used in basic
         computation                                    8,528,000       8,807,000
      Dilutive stock options                              204,000          25,000
                                                       ----------      ----------
         Weighted average shares used for diluted
             computation                                8,732,000       8,832,000
                                                       ==========      ==========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(2)     Earnings per Share (Continued)

        Options to purchase 967,000 shares of common stock at prices ranging from $3.03 to $13.75 were outstanding during the three months ended March 31, 1999 and options to purchase 675,000 shares of common stock at prices ranging from $7.50 to $15.00 were outstanding during the three month period ended March 31, 1998, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, were anti-dilutive.

(3)     Inventories

        Inventories are summarized as follows:

                                             MARCH 31,       DECEMBER 31,
                                               1999             1998
                                           ------------      ----------
         Finished goods                    $ 23,761,000      22,396,000
         Work in process                         81,000          35,000
         Raw materials                          561,000       1,234,000
                                           ------------      ----------
         Total inventories                 $ 24,403,000      23,665,000
                                           ============      ==========

(4)     Credit Facility

        On January 21, 1999, the Company replaced its existing revolving credit agreement with a new financial institution. Under the new agreement, the Company is permitted borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The agreement bears interest at the lenders' prime rate (7.75% at March 31, 1999) or, at the Company's election, an adjusted Eurodollar rate plus 2 %, is secured by substantially all assets of the Company and expires July 1, 2001. However, in the event that the Teva license agreements are extended beyond August 31, 2001 on terms acceptable to the lender, the agreement will be extended through the earlier of 60 days preceding the expiration of any new license arrangement or January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. The agreement underlying the credit facility includes a tangible net worth covenant. At March 31, 1999, the Company was in compliance with the terms of the agreement.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(5)     Income Taxes

        Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended March 31, 1999, the Company had income tax expense of $1,709,000, representing an effective income tax rate of 43.2%. For the three months ended March 31, 1998, the Company had income tax expense of $1,335,000, representing an effective income tax rate of 43.2%.

(6)     Computer Software Costs

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of SOP 98-1 requires the Company to modify its method of accounting for software. The Company adopted SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 did not have a significant impact on the Company's financial position or results of operations.

(7)     Comprehensive Income

        The Company adopted SFAS No. 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net earnings and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings approximated comprehensive income for each of the three month periods ended March 31, 1999 and 1998.

 (8)    Start-Up Activities

        The American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. In the fiscal year in which the SOP is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 on January 1, 1999. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

 (9)    Recently Issued Pronouncements

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 modifies the accounting for derivative and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Since the Company does not presently invest in derivatives or engage in hedging activities, FAS No. 133 is not expected to impact the Company's financial position or results of operations.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(10)    Business Segments

        The Company's accounting policies of the segments and the basis for segmentation are the same as those at December 31, 1998. The Company evaluates performance based on net revenues and profit or loss from operations. The Company's reportable segments are strategic business units that offer geographic brand images. They are managed separately because each business requires different marketing, sourcing and sales strategies.

        Business segment information for the three months ended March 31, 1999 and 1998 is summarized as follows:

                                             1999                1998
                                         -------------       ------------
      Sales to external
         customers:
      Teva, domestic                     $  24,734,000         19,309,000
      Simple, domestic                       2,586,000          4,013,000
      Ugg, domestic                            324,000            361,000
      Other                                 10,396,000          8,494,000
                                         -------------       ------------
                                         $  38,040,000         32,177,000
                                         =============       ============
      Intersegment sales:
      Teva, domestic                     $     496,000            597,000
      Simple, domestic                              --             97,000
      Ugg, domestic                                 --                 --
      Other                                    140,000          2,255,000
                                         -------------       ------------
                                         $     636,000          2,949,000
                                         =============       ============
      Earning from operations:
      Teva, domestic                     $   2,730,000          2,680,000
      Simple, domestic                         265,000            114,000
      Ugg, domestic                           (777,000)          (770,000)
      Other                                  2,310,000          1,440,000
                                         -------------       ------------
                                         $   4,528,000          3,464,000
                                         =============       ============
      Total assets:
      Teva, domestic                     $  87,734,000         69,651,000
      Simple, domestic                       8,321,000         10,965,000
      Ugg, domestic                         20,194,000         19,050,000
      Other                                 13,593,000         15,537,000
                                         -------------       ------------
                                         $ 129,842,000        115,203,000
                                         =============       ============

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

        The reconciliation of segment earnings from operations to consolidated earnings before income taxes is as follows:

                                             1999            1998
                                          ----------      ----------
          Total earnings from
             operations for               $4,528,000       3,464,000
             reportable segments
          Intersegment profit change
             in beginning and ending
             inventory                        26,000         (75,000)
                                          ----------      ----------
          Consolidated earnings from
             operations                    4,554,000       3,389,000
          Interest expense, net              631,000         294,000
          Other expense (income)             (31,000)          7,000
                                          ----------      ----------
          Consolidated earnings
             before income taxes          $3,954,000       3,088,000
                                          ==========      ==========

(11)    Contingencies

        A judgment aggregating $1,785,000 was entered against the Company in May 1999 in an action brought against the Company in 1995 in the United States District Court, District of Montana (Missoula Division). The judgment was for breach of a non-disclosure contract, among other things. The Company is appealing the judgment and continues to believe such claims are without merit. The plaintiffs have filed a motion to enhance their damages, which the Company has opposed. The Company intends to continue contesting this claim vigorously. The Company, based on advice from legal counsel, does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

        The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company does not believe that these styles are covered by the legislation and is working with Customs to resolve the situation. In the event that Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties from 1997 of up to approximately $500,000. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company may have to cease shipping such styles from China into Europe in the future or may have to begin to source these styles from countries not covered by the legislation. As a precautionary measure, the Company has obtained alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. The Company is unable to predict the outcome of this matter and the effect, if any, on the Company's results of operations, financial condition and cash flows.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

        Net sales increased by $5,863,000, or 18.2%, from the comparable three months ended March 31, 1998. Sales of the Teva footwear increased to $32,944,000 for the three months ended March 31, 1999 from $23,473,000 for the three months ended March 31, 1998, a 40.3% increase. This increase was a result of overall strength in the sandal market and an aggressive strategy to ship product earlier in the season in 1999 than in 1998. As product was shipped to retailers earlier in the season this year, a portion of the sales which otherwise would have been shipped in the second quarter were shipped in the first quarter this year. See discussion under "Outlook." Sales of Teva footwear represented 86.6% and 73.0% of net sales in the three months ended March 31, 1999 and 1998, respectively. Net sales of footwear under the Simple product line decreased 40.4% to $3,942,000 from $6,612,000 from the comparable three months ended March 31, 1998. The decrease in Simple sales occurred due to a decline in demand for the Simple products caused by a variety of factors including competition, an abundance of similar products at retail, and a general decrease in the popularity of the products. Net sales of Ugg footwear were $324,000 for the three months ended March 31, 1999, compared to net sales of $361,000 for the three months ended March 31, 1998. Due to the highly seasonal nature of Ugg's business, the first quarter is generally a low volume quarter for Ugg sales. Overall, international sales for all of the Company's products increased 24.1% to $10,589,000 from $8,532,000, representing 27.8% of net sales in 1999 and 26.5% in 1998. The volume of footwear sold increased 17.9% to 1,403,000 pairs during the three months ended March 31, 1999 from 1,190,000 pairs during the three months ended March 31, 1998, for the reasons discussed above.

        The weighted average wholesale price per pair sold during the three months ended March 31, 1999 increased 3.1% to $26.21 from $25.42 for the three months ended March 31, 1998. The increase was primarily due to a decrease in the volume of closeouts combined with improved selling prices for closeouts sold.

        Cost of sales increased by $2,177,000, or 11.7%, to $20,817,000 for the three months ended March 31, 1999, compared with $18,640,000 for the three months ended March 31, 1998. Gross profit increased by $3,686,000, or 27.2%, to $17,223,000 for the three months ended March 31, 1999 from $13,537,000 for the three months ended March 31, 1998 and increased as a percentage of net sales to 45.3% from 42.1%. The increase in gross margin during the quarter was due to several factors, including improved product sourcing, the exiting of the components business which typically carries a lower gross margin and a reduction in the impact of closeouts versus the same period last year.

        Selling, general and administrative expenses increased by $2,521,000, or 24.8%, for the three months ended March 31, 1999, compared with the three months ended March 31, 1998, and increased as a percentage of net sales to 33.3% in 1999 from 31.5% in 1998. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to nearly $1,000,000 of special charges incurred during the three months ended March 31, 1999. These costs include legal and other expenses associated with a lawsuit brought against the Company in 1995 in Montana, as well as severance costs in connection with a corporate restructuring. See discussion under "Legal Proceedings."

        Net interest expense was $631,000 for the three months ended March 31, 1999 compared with $294,000 for the three months ended March 31, 1998, primarily due to increased borrowings on the Company's credit facility in the current year.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

        For the three months ended March 31, 1999 the Company experienced an income tax expense of $1,709,000. This represents an effective income tax rate of 43.2%. For the three months ended March 31, 1998, the Company had income tax expense of $1,335,000, representing an effective income tax rate of 43.2%.

        Net earnings increased 28.1% to $2,245,000 for the three months ended March 31, 1999 versus net earnings of $1,753,000 for the three months ended March 31, 1998 due to the reasons discussed above.

        Outlook

        This "Outlook" section, the last paragraph under "Liquidity and Capital Resources," the discussion under "Seasonality" and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and operating expense expectations, the potential imposition of certain customs duties, the potential impact of the Teva license expiration, the potential impact of certain litigation, the potential impact of the Year 2000 on the Company and the impact of seasonality on the Company's operations. All of the forward-looking statements are based on current expectations. Actual results may differ materially for a variety of reasons, including the reasons discussed below.

        Sales and Operating Expense Expectations. The Company's net sales under the Teva product line increased 40% during the three month period ended March 31, 1999 compared to the same period last year as the Company continued its strategy of an aggressive sell-in program. Under this strategy, the Company shipped product earlier in the season this year than it had done last year. As product was shipped to retailers earlier in the season this year than in prior years, a portion of the sales which otherwise would have been shipped in the second quarter were shipped in the first quarter this year.

        For the year ending December 31, 1999 the Company expects that net sales for Teva will be greater than net sales for the previous year, but the Company expects that increase to be significantly less than that experienced for the three month period ended March 31, 1999. The Company expects net sales under the Ugg product line to increase for the year ending December 31, 1999 compared to last year and expects net sales of the Simple product line to decrease in 1999 compared to 1998.

        Selling, general and administrative expenses increased in 1998 to 38.5% of net sales, for a variety of reasons. The Company expects selling, general and administrative expenses as a percentage of sales to decrease for the year ended December 31, 1999 compared to 1998 as a result of the Company's restructuring as well as continued efforts to control operating expenses.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

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

        Potential Imposition of Duties. The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping legislation. The Company does not believe that these styles are covered by the legislation and is working with Dutch Customs to resolve the situation. In the event that Dutch Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior anti-dumping duties for 1997 of up to approximately $500,000. In addition, if Dutch Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a result, the Company could have to cease shipping such styles from China into Europe in the future or could have to begin to source these styles from countries not covered by the legislation.

        Potential Impact of Teva License Expiration. As announced in November 1998, Mark Thatcher, the inventor and licensor of Teva Sport Sandals, has engaged a financial advisor to explore various strategic options for the Teva brand following the expiration of the existing licenses with the Company, which expire in August 2001. The Company is in continuing negotiations with Mr. Thatcher, pursuing various options including a renewal of the existing license or the purchase of the underlying Teva rights. The Company is hopeful that it will be able to successfully negotiate a favorable arrangement with Mr. Thatcher. However, there can be no assurances that such arrangements can be secured. In the event that the Company does not come to a favorable arrangement with Mr. Thatcher, the Company will not be able to sell Teva products beyond August 31, 2001, which would result in a material adverse impact on the Company's results of operations, financial condition and cash flows.

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

        State of Readiness. The Company's Year 2000 compliance strategy includes several overlapping phases, which the Company has defined as follows:

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

        Identification - This phase involves the identification of the hardware and software systems used by the Company which could be adversely impacted by the Year 2000 issue. It includes identification of information technology ("IT") systems and non-IT systems (including telecommunications systems and systems associated with facilities - such as utilities and security, among others), as well as identification of the impact that Year 2000 issues may have on the Company's key third party relationships (including customers, suppliers and financing sources, among others).

        Analysis - This phase involves the determination of the likelihood, impact and magnitude of potential Year 2000 non-compliance for each of the items in the areas previously identified in the Identification phase.

        Conversion - This phase involves the development and execution of a plan to bring the previously identified items into Year 2000 compliance.

        Testing - This phase involves the testing of the various systems to ascertain that the conversion procedures were successful at bringing the systems into compliance.

        Implementation - This phase involves putting the various Year 2000 compliant systems into use in the Company's operations.

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

        With respect to the Company's remaining IT systems, including desktops, networks and several departmental hardware and software systems, and its non-IT systems, the Company has recently completed the Analysis phase and has begun the Conversion phase. The Company currently expects completion of the Conversion phase for the majority of the remaining IT and non-IT systems by June 30, 1999 and currently anticipates completion of the Testing and Implementation phases by September 30, 1999. The Company's plan for addressing the readiness of its key external business partners includes requesting information from these partners regarding their own readiness to address their Year 2000 issues, and an assessment of the potential impact that any non-compliance might have on the Company's operations. The Company has requested compliance information from key business partners and has begun to receive responses. The Company may continue to add additional business partners to its Year 2000 program as the Company's Year 2000 readiness plan progresses. The various phases for this segment are expected to continue throughout 1999.

        Estimated Costs. The Company currently estimates that total costs related to all phases of the Year 2000 strategy with respect to its enterprise business systems will aggregate $350,000. This estimate is for outside goods and service providers only. The estimate does not include the time and costs associated with its in-house employees, the amount of which is not currently determinable. In addition, the estimated costs to bring the remaining IT and non-IT systems into compliance and to address and remedy any non-compliance issues at its key business partners are not yet determinable, but will likely exceed $200,000. These costs are expected to be funded through operating cash flows and the Company's bank facility. The Company does not currently anticipate using any independent verification or validation

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

        processes. The Company anticipates that the Year 2000 compliance efforts will ultimately result in the deferral of other IT projects. However, the deferral of such projects is not expected to have a material adverse impact on the Company's results of operations, financial condition or cash flows. The estimated Year 2000 compliance costs are based on the Company's current assessment of its Year 2000 situation and could change significantly as the Year 2000 compliance strategy progresses. As of March 31, 1999, the Company had incurred Year 2000 compliance costs of approximately $170,000.

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

        Liquidity and Capital Resources

        The Company's liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility. At March 31, 1999, working capital was $44,812,000, including $4,120,000 of cash. Cash used in operating activities aggregated $10,272,000 for the three months ended March 31, 1999. Trade accounts receivable increased 65.8% from December 31, 1998 as a result of normal seasonality, the high volume of net sales during the quarter, outstanding receivables with extended payment terms and the impact of a general deterioration in the average collection periods. Inventories increased 3.1% since

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

        December 31, 1998 as the Company requested its suppliers to deliver its Spring 1999 Teva inventory earlier than it had done in the prior year. This acceleration of inventory deliveries was intended to increase available inventory to improve the Company's ability to fulfill its customers' orders on a timely basis and to improve the Company's ability to address its Spring Teva fill-in business.

        On January 21, 1999, the Company replaced the existing credit facility with a new revolving credit facility (the "Facility") with a new lender. The Facility provides a maximum availability of $50,000,000, subject to a borrowing base of up to 85% of eligible accounts receivables, as defined, and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (7.75% at March 31, 1999), or at the Company's election at an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company. The agreement underlying the Facility includes a tangible net worth covenant, requiring the Company to maintain tangible net worth, as defined, of $30,000,000. The Company was in compliance with the covenant at March 31, 1999. The Facility expires July 1, 2001. However, in the event that the Teva license agreements are extended beyond August 31, 2001 on terms acceptable to the lender, the Facility will be extended through the earlier of 60 days preceding the expiration of any new license arrangement or January 21, 2002. On March 31, 1999, the Company had outstanding borrowings under the Facility of $35,246,000, outstanding letters of credit aggregating $165,000 and borrowing availability of $3,314,000.

        Under the terms of the Facility, if the Company terminates the arrangement prior to the expiration date of the Facility, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the Facility's commitment amount, depending upon when such termination occurs.

        The Company has an agreement with a supplier, Prosperous Dragon, to provide financing to the supplier's operations, of which $2,344,000 was outstanding at March 31, 1999 ($844,000 net of allowance). The note is secured by all assets of the supplier and bears interest at the prime rate (7.75% at March 31, 1999) plus 1%.

        Capital expenditures totaled $390,000 for the three-months ended March 31, 1999. The Company's capital expenditures related primarily to molds purchased for use in the production process. The Company currently has no material future commitments for capital expenditures.

        The Company's Board of Directors has authorized the repurchase of 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company's cash availability. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000, 330,000 shares in 1997 for cash consideration of $2,581,000 and 343,000 shares in 1998 for cash consideration of $2,528,000. No shares were repurchased during the three month period ended March 31, 1999. At March 31, 1999, 1,227,000 shares remained available for repurchase under the program.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

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

        Recently Issued Pronouncements

        For recently issued pronouncements, see Note 9 to the Condensed Consolidated Financial Statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. A judgment aggregating $1,785,000 was entered against the Company in May 1999 in an action brought against the Company in 1995 in the United States District Court, District of Montana (Missoula Division). The judgment was for breach of a non-disclosure contract, among other things. The Company is appealing the judgment and continues to believe such claims are without merit. The plaintiffs have filed a motion to enhance their damages, which the Company has opposed. The Company intends to continue contesting this claim vigorously. The Company, based on advice from legal counsel, does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

In October 1998, the Company was served in an action brought by a Plaintiff claiming, among other things, breach of contract and misrepresentation related to the Company's sale of its interest in Trukke Winter Sports Products, Inc. ("Trukke") to the founder of Trukke, rather than to the Plaintiff. The Plaintiff contended, among other things, that a letter of intent between the Company and the Plaintiff was a binding agreement. The Plaintiff was indebted to the Company for approximately $270,000 for goods previously purchased by the Plaintiff from the Company in the ordinary course of business. This action was to be heard in the federal district court in Pocatello, Idaho. Effective February 1999, all parties settled the matter and in April 1999 the action was dismissed with prejudice. As full settlement, the terms provided that the Company extended the due dates of the $270,000 of previous indebtedness, requiring periodic payments through 2002.

Item 2. Changes in Securities. Not applicable

Item 3. Defaults upon Senior Securities. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable

Item 5. Other Information. Not applicable

Item 6. Exhibits and Reports on Form 8-K. Not applicable.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Deckers Outdoor Corporation

Date:  May 14, 1999                  /s/ M. Scott Ash
                                     -------------------------------------------
                                     M. Scott Ash, Chief  Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)