Form 10-Q
period 1999-06-30
DECKERS OUTDOOR CORP
filed 1999-08-13
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 0-22446


                           DECKERS OUTDOOR CORPORATION
             (Exact name of registrant as specified in its charter)


                    Delaware                                  95-3015862
(State or other jurisdiction of incorporation or     IRS Employer Identification
                 organization)


 495-A South Fairview Avenue, Goleta, California                93117
    (Address of principal executive offices)                  (zip code)


Registrant's telephone number, including area code          (805) 967-7611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]      No [ ]


Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                               Outstanding at
               CLASS                           August 4, 1999

    Common stock, $.01 par value                  9,019,612

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                                Table of Contents



                                                                                                       Page
                                                                                                       ----
Part I.  Financial Information

     Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998             1

               Condensed Consolidated Statements of Operations for the Three-Month Period
               Ended June 30, 1999 and 1998                                                                2

               Condensed Consolidated Statements of Operations for the Six-Month Period Ended
               June 30, 1999 and 1998                                                                      3

               Condensed Consolidated Statements of Cash Flows for the Six-Month
               Period Ended June 30, 1999 and 1998                                                       4-5

               Notes to Condensed Consolidated Financial Statements                                     6-11

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                               12-19

Part II. Other Information

     Item 1.   Legal Proceedings                                                                          20

     Item 2.   Changes in Securities                                                                      20

     Item 3.   Defaults upon Senior Securities                                                            20

     Item 4.   Submission of Matters to a Vote of Security Holders                                        20

     Item 5.   Other Information                                                                          20

     Item 6.   Exhibits and Reports on Form 8-K                                                           20

     Signature                                                                                            21


                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                               ASSETS                                                JUNE 30,    DECEMBER 31,
                                                                                      1999          1998
                                                                                      ----          ----
Current assets:
         Cash .................................................................   $ 4,819,000       263,000
         Trade accounts receivable, less allowance for
            doubtful accounts of $1,656,000 and
            $1,204,000 as of June 30, 1999 and December 31, 1998, .............    27,689,000    27,180,000
            respectively
         Inventories, net .....................................................    16,426,000    23,665,000
         Prepaid expenses and other current assets ............................     1,384,000     2,178,000
         Refundable and deferred tax assets ...................................     1,357,000     6,023,000
                                                                                   ----------    ----------
                  Total current assets ........................................    51,675,000    59,309,000

Property and equipment, at cost, net ..........................................     2,849,000     2,994,000
Intangible assets, less applicable amortization ...............................    22,698,000    20,702,000
Note receivable from supplier, net ............................................       922,000       782,000
Other assets, net .............................................................       468,000       586,000
                                                                                   ----------    ----------
                                                                                  $78,612,000    84,373,000
                                                                                  ===========    ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current installments of long-term debt ...............................   $   121,000     6,236,000
         Trade accounts payable ...............................................     5,399,000     7,947,000
         Accrued expenses .....................................................     2,862,000     2,991,000
         Income taxes payable .................................................       223,000            --
                                                                                   ----------    ----------
                  Total current liabilities ...................................     8,605,000    17,174,000
                                                                                   ----------    ----------

Long-term debt, less current installments .....................................    12,379,000    15,199,000

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
            none issued .......................................................            --            --
         Common stock, $.01 par value. Authorized 20,000,000 shares; issued
            9,985,064 shares and outstanding 9,012,112 shares at June 30, 1999;
            issued 9,495,631 shares and outstanding
            8,522,679 shares at December 31, 1998 .............................        90,000        85,000
         Additional paid-in capital ...........................................    24,523,000    22,813,000
         Retained earnings ....................................................    33,639,000    29,726,000
                                                                                   ----------    ----------
                                                                                   58,252,000    52,624,000
         Less note receivable from stockholder/former director ................       624,000       624,000
                                                                                   ----------    ----------
                  Total stockholders' equity ..................................    57,628,000    52,000,000
                                                                                   ----------    ----------
                                                                                  $78,612,000    84,373,000
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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       THREE-MONTH PERIOD ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                         1999           1998
                                                      -----------    -----------
Net sales .........................................   $31,360,000    31,142,000
Cost of sales .....................................    17,604,000    18,220,000
                                                       ----------    ----------
                  Gross profit ....................    13,756,000    12,922,000

Selling, general and administrative expenses ......    10,015,000    10,058,000
                                                       ----------    ----------
                  Earnings from operations ........     3,741,000     2,864,000

Other expense (income):
      Interest expense, net .......................       499,000       392,000
      Miscellaneous expense (income) ..............        18,000        (4,000)
                                                       ----------    ----------
                  Earnings before income taxes ....     3,224,000     2,476,000

Income taxes ......................................     1,556,000     1,070,000
                                                       ----------    ----------

                  Net earnings ....................    $1,668,000     1,406,000
                                                       ==========     =========
Net earnings per share:
      Basic .......................................         $0.19          0.16
      Diluted .....................................          0.19          0.16
                                                       ==========     =========

Weighted average shares:
      Basic .......................................     8,723,000     8,704,000
      Diluted .....................................     9,004,000     8,727,000
                                                       ==========     =========



  See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       SIX-MONTH PERIOD ENDED
                                                             JUNE 30,
                                                       ----------------------
                                                         1999           1998
                                                     -----------      ----------
Net sales .......................................    $69,400,000      63,319,000
Cost of sales ...................................     38,421,000      36,860,000
                                                      ----------      ----------
                  Gross profit ..................     30,979,000      26,459,000

Selling, general and administrative expenses ....     22,684,000      20,206,000
                                                      ----------      ----------
                  Earnings from operations ......      8,295,000       6,253,000

Other expense (income):
      Interest expense, net .....................      1,130,000         686,000
      Miscellaneous expense (income) ............        (13,000)          3,000
                                                      ----------      ----------
                  Earnings before income taxes ..      7,178,000       5,564,000

Income taxes ....................................      3,265,000       2,405,000
                                                      ----------      ----------

                  Net earnings ..................    $ 3,913,000       3,159,000
                                                      ==========       =========

Net earnings per share:
      Basic .....................................    $      0.45            0.36
      Diluted ...................................           0.44            0.36
                                                      ==========       =========

Weighted average shares:
      Basic .....................................      8,629,000       8,756,000
      Diluted ...................................      8,866,000       8,780,000
                                                      ==========       =========


     See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   SIX-MONTH PERIOD ENDED
                                                                                          JUNE 30,
                                                                                   ----------------------
                                                                                   1999            1998
                                                                                ----------       ---------
Cash flows from operating activities:
    Net earnings ..........................................................   $  3,913,000       3,159,000
                                                                              ------------      ----------
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization ....................................      1,527,000       1,308,000
         Provision for doubtful accounts ..................................        780,000         333,000
         Loss on disposal of assets .......................................         38,000          24,000
         Stock compensation ...............................................         34,000          84,000
         Changes in assets and liabilities:
            (Increase) decrease in:
               Trade accounts receivable ..................................     (1,289,000)     (1,635,000)
               Inventories ................................................      7,239,000       2,434,000
               Prepaid expenses and other current assets ..................        794,000        (641,000)
               Refundable and deferred tax assets .........................      4,666,000      (1,286,000)
               Note receivable from supplier ..............................       (140,000)        302,000
               Other assets ...............................................         68,000         (21,000)
            Increase (decrease) in:
               Accounts payable ...........................................     (3,549,000)        756,000
               Accrued expenses ...........................................       (128,000)     (1,192,000)
               Income taxes payable .......................................        223,000         (22,000)
                                                                              ------------      ----------

                  Total adjustments .......................................     10,263,000         444,000
                                                                              ------------      ----------

                  Net cash provided by operating activities ...............     14,176,000       3,603,000
                                                                              ------------      ----------

Cash flows from investing activities:
    Proceeds from sale of property and equipment ..........................             --           5,000
    Purchase of property and equipment ....................................       (758,000)       (926,000)
    Cash paid in connection with Ugg acquisition ..........................             --      (2,000,000)
                                                                              ------------      ----------

                  Net cash used in investing activities ...................       (758,000)     (2,921,000)
                                                                              ------------      ----------

                                   (Continued)

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                                      SIX-MONTH PERIOD ENDED
                                                                                             JUNE 30,
                                                                                      ----------------------
                                                                                      1999            1998
                                                                                   ----------       ---------

Cash flows from financing activities:
         Net proceeds from (repayments of) long-term debt ......................    (8,935,000)     3,947,000
         Cash paid for repurchases of common stock .............................            --     (2,159,000)
         Cash received from issuances of common stock ..........................        73,000        104,000
                                                                                  ------------      ----------

                  Net cash provided by (used in) financing activities ..........    (8,862,000)     1,892,000
                                                                                  ------------      ----------

                  Net increase in cash .........................................     4,556,000      2,574,000

Cash at beginning of period ....................................................       263,000      3,238,000
                                                                                  ------------      ----------

Cash at end of period ..........................................................   $ 4,819,000      5,812,000
                                                                                  ============      ==========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest ..............................................................   $ 1,125,000        675,000
         Income taxes ..........................................................     1,073,000      3,729,000
                                                                                  ============      ==========
Supplemental disclosure of noncash investing and financing activities:

         In connection with the Teva License Agreement, dated June 7, 1999, the
         Company recorded an increase in intangible assets of $2,608,000 for the value of the Teva license paid for with indebtedness of $1,000,000 and issuance of 428,743 shares of common stock valued at approximately
         $1,608,000



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

(2)    Earnings per Share

       Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three and six-month periods ended June 30, 1999 and 1998, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

       The reconciliations of basic to diluted weighted average shares are as follows:

                                                            THREE-MONTH PERIOD ENDED
                                                                   JUNE 30,
                                                            ------------------------
                                                               1999          1998
                                                            ----------    ----------

Net earnings ............................................   $1,668,000    1,406,000
                                                             =========    =========
Weighted average shares used in basic computation .......    8,723,000    8,704,000
Dilutive stock options ..................................      281,000       23,000
                                                            ----------    ---------
     Weighted average shares used for diluted computation    9,004,000    8,727,000
                                                             =========    =========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(2)      Earnings per Share (Continued)

         Options to purchase 317,000 shares of common stock at prices ranging from $5.50 to $13.75 were outstanding during the three-month period ended June 30, 1999 and options to purchase 582,000 shares of common stock at prices ranging from $7.50 to $15.00 were outstanding during the three-month period ended June 30, 1998, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, the options were anti-dilutive.

                                                                               SIX-MONTH PERIOD ENDED
                                                                                       JUNE 30,
                                                                               -----------------------
                                                                              1999                   1998
                                                                           ---------               ---------

Net earnings .........................................................     $3,913,000              3,159,000
                                                                           ==========              =========
Weighted average shares used in basic computation ....................      8,629,000              8,756,000
Dilutive stock options ...............................................        237,000                 24,000
                                                                           ----------              ---------
    Weighted average shares used for diluted computation
                                                                            8,866,000              8,780,000
                                                                           ==========              =========


         Options to purchase 322,000 shares of common stock at prices ranging from $3.03 to $13.75 were outstanding during the six-month period ended June 30, 1999 and options to purchase 582,000 shares of common stock at prices ranging from $7.50 to $15.00 were outstanding during the six-month period ended June 30, 1998, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, the options were anti-dilutive.

(3)      Inventories

         Inventories are summarized as follows:

                                       JUNE 30,       DECEMBER 31,
                                         1999            1998
                                     -----------      -----------
               Finished goods ..     $15,906,000      22,396,000
               Work in process .          24,000          35,000
               Raw materials ...         496,000       1,234,000
                                     -----------      -----------
               Total inventories     $16,426,000      23,665,000
                                     ===========      ==========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

 (4)     Income Taxes

         Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended June 30, 1999, the Company had income tax expense of $1,556,000, representing an effective income tax rate of 48.3%. For the three months ended June 30, 1998, the Company had income tax expense of $1,070,000, representing an effective income tax rate of 43.2%. For the six months ended June 30, 1999, the Company had income tax expense of $3,265,000, representing an effective income tax rate of 45.5%. For the six months ended June 30, 1998, the Company had income tax expense of $2,405,000, representing an effective income tax rate of 43.2%.

 (5)     Computer Software Costs

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

(6)      Comprehensive Income

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net earnings and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings approximated comprehensive income for each of the three and six-month periods ended June 30, 1999 and 1998.

 (7)     Start-Up Activities

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

 (8)     Recently Issued Pronouncements

         The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Since the Company does not presently invest in derivatives or engage in hedging activities, SFAS No. 133 is not expected to impact the Company's financial position or results of operations.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(9)      Business Segments

         The Company's accounting policies of the segments and the basis for segmentation are the same as those at December 31, 1998. The Company evaluates performance based on net revenues and profit or loss from operations. The Company's reportable segments are strategic business units that offer geographic brand images. They are managed separately because each business unit requires different marketing, research and development, design, sourcing and sales strategies.

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

         Business segment information for the six months ended June 30, 1999 and 1998 is summarized as follows:

                                                    1999                 1998
                                                ------------       -------------
Sales to external customers:
Teva, domestic ...........................      $ 45,080,000         40,242,000
Simple, domestic .........................         5,471,000          7,379,000
Ugg, domestic ............................           424,000            239,000
Other ....................................        18,425,000         15,459,000
                                                ------------       ------------
                                                $ 69,400,000         63,319,000
                                                ============       ============

Intersegment sales:
Teva, domestic ...........................      $    677,000          1,009,000
Simple, domestic .........................                --            146,000
Other ....................................           123,000          4,198,000
                                                ------------       ------------
                                                $    800,000          5,353,000
                                                ============       ============

Earnings (loss) from operations:
Teva, domestic ...........................      $  5,221,000          4,977,000
Simple, domestic .........................           988,000             47,000
Ugg, domestic ............................        (1,352,000)        (1,306,000)
Other ....................................         3,335,000          2,454,000
                                                ------------       ------------
                                                $  8,192,000          6,172,000
                                                ============       ============

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(9)      Business Segments (Continued)

                                        1999            1998
                                    ------------    -------------

              Total assets:
              Teva, domestic ...    $ 64,979,000      56,161,000
              Simple, domestic..       8,469,000      12,456,000
              Ugg, domestic ....      20,913,000      18,548,000
              Other ............      10,869,000      14,653,000
                                    ------------    -------------
                                    $105,230,000     101,818,000
                                    ============    ============


         The reconciliation of segment earnings from operations to consolidated earnings before income taxes is as follows:


                                                1999             1998
                                             -----------     -----------
       Total earnings from operations
           for reportable segments ......... $ 8,192,000       6,172,000
       Intersegment profit change in
           beginning and ending inventory...     103,000          81,000
                                             -----------     -----------
       Consolidated earnings from
           operations ......................   8,295,000       6,253,000
       Interest expense, net ...............   1,130,000         686,000
       Other expense (income) ..............     (13,000)          3,000
                                             -----------     -----------
       Consolidated earnings before
           income taxes .................... $ 7,178,000       5,564,000
                                             ===========     ===========


 (10)    Contingencies

         A judgment aggregating $1,785,000 was entered against the Company in May 1999 in an action brought against the Company in 1995 in the United States District Court, District of Montana (Missoula Division). The judgment was for breach of a non-disclosure contract, among other things. The Company is appealing the judgment and continues to believe such claims are without merit. The plaintiffs have filed a motion to increase their damage award, which the Company has opposed. The Company intends to continue contesting this claim vigorously. The Company, based on advice from legal counsel, does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(10)     Contingencies (Continued)

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

(11)     License Agreement

         On June 7, 1999, the Company signed a new license agreement (the "License Agreement") for Teva, which becomes effective January 1, 2000. Under the License Agreement, the Company receives the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. The License Agreement is automatically renewed through 2008 and through 2011 under two renewal options, provided that minimum required sales levels are achieved. As with the previous arrangement, the new license agreement provides for a sliding scale of royalty rates, depending on sales levels. Additionally, the Company has agreed to increase the contractual marketing expenditure, depending on sales levels and varying by territory, effective June 7, 1999. As additional consideration, the Company has agreed to pay the licensor a licensing fee of $1,000,000 and has issued the licensor 428,743 shares of its previously unissued common stock at $3.75 per share, the market value on the date of the License Agreement. These shares are subject to various contractual and other holding period requirements. In addition, the Company has agreed to grant the licensor not less than 50,000 stock options on the Company's common stock annually, at the fair market value on the date of grant.

         The Company also received an option to buy Teva and all of its assets, including all worldwide rights to all Teva products. The option price is based on formulas tied to net sales and varies depending on when the option is exercised. The Company's option is exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the remainder of the license term. The licensor's option is exercisable during the period from January 1, 2010 to December 31, 2011 and the option price is based on a formula tied to the Company's earnings before interest, taxes, depreciation and amortization.

         Apparel and other non-footwear products are not covered by the License Agreement. However, the Company intends to continue to deliver its Spring 2000 Teva apparel line under the previous apparel license agreement. Following the Spring 2000 season, the Company intends to transition out of Teva apparel and is working with the licensor in this regard.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 1998. This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and operating expense expectations, the potential imposition of certain customs duties, the potential impact of certain litigation, the potential impact of the Year 2000 on the Company and the impact of seasonality on the Company's operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward looking statements are identified in the accompanying "Outlook" section of this Quarterly Report on Form 10-Q.

         Three-months Ended June 30, 1999 Compared to Three-months Ended June 30, 1998

         For the three months ended June 30, 1999, net sales increased by $218,000, or 0.7%, from the comparable three months ended June 30, 1998. Aggregate net sales of Teva increased to $26,756,000 for the three months ended June 30, 1999 from $25,706,000 for the three months ended June 30, 1998, a 4.1% increase. This increase was a result of overall strength in the sandal market and increased demand for Teva products. Aggregate net sales of Teva represented 85.3% and 82.5% of net sales in the three months ended June 30, 1999 and 1998, respectively. Aggregate net sales of footwear under the Simple product line decreased 18.7% to $3,640,000 from $4,479,000 from the comparable three months ended June 30, 1998. The decrease in Simple sales occurred due to a decline in demand for the Simple products caused by a variety of factors including competition, an abundance of similar products at retail and a general decrease in the popularity of the products. Due to the highly seasonal nature of Ugg's business, sales of Ugg are insignificant in the second quarter of the year. Overall, international sales for all of the Company's products increased 12.6% to $8,035,000 from $7,133,000, representing 25.6% of net sales in 1999 and 22.9% in 1998. The volume of footwear sold increased 6.9% to 1,250,000 pairs during the three months ended June 30, 1999 from 1,169,000 pairs during the three months ended June 30, 1998, for the reasons discussed above.

         The weighted average wholesale price per pair sold during the three months ended June 30, 1999 decreased 6.9% to $23.95 from $25.72 for the three months ended June 30, 1998. The decrease was primarily due to a reduction in European selling prices for several styles, a slight shift in sales mix toward several lower priced styles and the reduction of the standard wholesale price of a leading women's style in 1999 versus 1998.

         Cost of sales decreased by $616,000, or 3.4%, to $17,604,000 for the three months ended June 30, 1999, compared with $18,220,000 for the three months ended June 30, 1998. Gross profit increased by $834,000, or 6.5%, to $13,756,000 for the three months ended June 30, 1999 from $12,922,000 for the three months ended June 30, 1998 and increased as a percentage of net sales to 43.9% from 41.5%. The increase in gross margin during the quarter was due to several factors including improved product sourcing, a reduction in airfreight costs, a reduction in materials write-downs and the exiting of the components business which typically carried a lower gross margin.

         Selling, general and administrative expenses decreased slightly by $43,000, or 0.4%, for the three months ended June 30, 1999, compared with the three months ended June 30, 1998, and decreased as a percentage of net sales to 31.9% in 1999 from 32.3% in 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to decreased marketing costs during the quarter, as certain marketing costs were incurred earlier in the year in 1999 than in 1998. As a result, while the year-to-date marketing costs increased versus the same period in 1998, the marketing costs incurred in the second quarter of 1999 were lower than those incurred in the second quarter of 1998. In addition, the

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         Company experienced a reduction in payroll costs, partially offset by increases in bad debt expense, legal fees and warehouse costs. Also, selling, general and administrative costs as a percentage of sales decreased as certain selling, general and administrative expenses are fixed and did not fluctuate in proportion to the sales increase during the quarter.

         Net interest expense was $499,000 for the three months ended June 30, 1999 compared with $392,000 for the three months ended June 30, 1998, primarily due to increased borrowings on the Company's credit facility in the current year.

         For the three months ended June 30, 1999, the Company recorded income tax expense of $1,556,000, representing an effective income tax rate of 48.3%. For the three months ended June 30, 1998, the Company recorded income tax expense of $1,070,000, representing an effective income tax rate of 43.2%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company. During the three-month period ended June 30, 1999, the Company estimated that certain non-deductible expenses, including goodwill amortization associated with the acquisitions of Simple Shoes, Inc. and Ugg Holdings, Inc., would be a greater proportion of earnings before income taxes for 1999 than the estimates for such items made in the three-month period ended June 30, 1998, which was the principal cause for the increase in the tax rate.

         Net earnings increased 18.6% to $1,668,000 for the three months ended June 30, 1999 versus net earnings of $1,406,000 for the three months ended June 30, 1998, for the reasons discussed above.


         Six Months Ended June 30, 1999 Compared to Six Months Ended
         June 30, 1998

         For the six months ended June 30, 1999, net sales increased by $6,081,000, or 9.6%, from the comparable six months ended June 30, 1998. Aggregate net sales of Teva increased to $59,700,000 for the six months ended June 30, 1999 from $48,927,000 for the six months ended June 30, 1998, a 22.0% increase. This increase was a result of overall strength in the sandal market and increased demand for the Teva products. Aggregate net sales of Teva represented 86.0% and 77.3% of net sales in the six months ended June 30, 1999 and 1998, respectively. Aggregate net sales of footwear under the Simple product line decreased 31.6% to $7,582,000 from $11,091,000 from the comparable six months ended June 30, 1998. The decrease in Simple sales occurred due to a decline in demand for the Simple products caused by a variety of factors including competition, an abundance of similar products at retail, and a general decrease in the popularity of the products. Aggregate net sales of Ugg footwear were $424,000 for the six months ended June 30, 1999 and $239,000 for the six months ended June 30, 1998. Due to the highly seasonal nature of Ugg's business, the first half of the year is generally a low volume period for Ugg sales. Overall, international sales for all of the Company's products increased 18.9% to $18,624,000 from $15,665,000, representing 26.8% of net sales in 1999 and 24.7% in 1998. The volume of footwear sold increased 12.5% to 2,653,000 pairs during the six months ended June 30, 1999 from 2,358,000 pairs during the six months ended June 30, 1998, for the reasons discussed above.

         The weighted average wholesale price per pair sold during the six months ended June 30, 1999 decreased 2.0% to $25.05 from $25.57 for the six months ended June 30, 1998. The decrease was primarily due to a reduction in European selling prices for several styles, a slight shift in sales mix toward several lower priced styles and the reduction of the standard wholesale price of a leading women's style in 1999 versus 1998.

         Cost of sales increased by $1,561,000, or 4.2%, to $38,421,000 for the six months ended June 30, 1999, compared with $36,860,000 for the six months ended June 30, 1998. Gross profit increased by $4,520,000, or 17.1%, to $30,979,000 for the six months ended June 30, 1999 from $26,459,000 for the six months ended June 30, 1998 and increased as a percentage of net sales to 44.6% from 41.8%. The increase in gross margin was due to several factors, including improved product sourcing, the exiting of the components

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         business which typically carried a lower gross margin and a reduction in the impact of closeouts versus the same period last year. In addition, the Company experienced a reduction in airfreight costs and materials write-downs versus the same period last year.

         Selling, general and administrative expenses increased by $2,478,000, or 12.3%, for the six months ended June 30, 1999, compared with the six months ended June 30, 1998, and increased as a percentage of net sales to 32.7% in 1999 from 31.9% in 1998. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to nearly $1,000,000 of special charges incurred during the six months ended June 30, 1999. These costs include legal and other expenses associated with a lawsuit brought against the Company in 1995 in Montana, as well as severance costs in connection with a corporate restructuring. See discussion under "Legal Proceedings." In addition, the Company experienced increased bad debt expenses, warehouse costs, marketing costs and apparel-related expenses, partially offset by a reduction in payroll costs which resulted from the Company's restructuring.

         Net interest expense was $1,130,000 for the six months ended June 30, 1999 compared with $686,000 for the six months ended June 30, 1998, primarily due to increased borrowings on the Company's credit facility in the current year.

         For the six months ended June 30, 1999, the Company recorded income tax expense of $3,265,000, representing an effective income tax rate of 45.5%. For the six months ended June 30, 1998, the Company recorded income tax expense of $2,405,000, representing an effective income tax rate of 43.2%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company. During the six-month period ended June 30, 1999, the Company estimated that certain non-deductible expenses, including goodwill amortization associated with the acquisitions of Simple Shoes, Inc. and Ugg Holdings, Inc., would be a greater proportion of earnings before income taxes for 1999 than the estimates for such items made in the six-month period ended June 30, 1998, which was the principal cause for the increase in the tax rate.

         Net earnings increased 23.9% to $3,913,000 for the six months ended June 30, 1999 versus net earnings of $3,159,000 for the six months ended June 30, 1998, for the reasons discussed above.

         Outlook

         This "Outlook" section, the last paragraph under "Liquidity and Capital Resources," the discussion under "Seasonality" and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and operating expense expectations, the potential imposition of certain customs duties, the potential impact of certain litigation, the potential impact of the Year 2000 on the Company and the impact of seasonality on the Company's operations. All of the forward-looking statements are based on current expectations. Actual results may differ materially for a variety of reasons, including the reasons discussed below.

         Sales and Operating Expense Expectations. For the year ending December 31, 1999, the Company expects that net sales for Teva will be greater than net sales for the previous year, but the Company expects that increase to be significantly less than that experienced for the six-month period ended June 30, 1999. The Company expects net sales under the Ugg product line to increase for the year ending December 31, 1999 compared to last year and expects net sales of the Simple product line to decrease in 1999 compared to 1998.

         Selling, general and administrative expenses for the year ended December 31, 1998 were 38.5% of net sales. The Company expects selling, general and administrative expenses, excluding the special charges for $1,000,000 incurred in the first quarter of 1999, to decrease as a percentage of sales for the year ended

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         December 31, 1999 compared to 1998 as a result of the Company's restructuring as well as continued efforts to control operating expenses.

         The foregoing forward-looking statements represent the Company's current analysis of trends and information. Actual results could vary as a result of numerous factors. For example, the Company's results are directly dependent on consumer preferences, which are difficult to assess and can shift rapidly. Any shift in consumer preferences away from one or more of the Company's product lines could result in lower sales as well as obsolete inventory and the necessity of selling products at significantly reduced selling prices, all of which would adversely affect the Company's results of operations, financial condition and cash flows. The Company is also dependent on its customers continuing to carry and promote its various lines. The Company's sales can be adversely impacted by the ability of the Company's suppliers to manufacture and deliver products in time for the Company to meet its customers' orders. In addition, sales of each of the Company's different lines have historically been higher in different seasons with the highest percentage of Teva sales occurring in the first and second quarter of each year and the highest percentage of Ugg sales occurring in the fourth quarter, while the quarter with the highest percentage of annual sales for Simple has varied from year to year. Consequently, the results during these specified periods are highly dependent on results for these product lines.

         In addition, the Company's results of operations, financial condition and cash flows are subject to risks and uncertainties with respect to the following: overall economic and market conditions; competition; demographic changes; the loss of significant customers or suppliers; the performance and reliability of the Company's products; customer service; the Company's ability to secure and maintain intellectual property rights; the Company's ability to collect its accounts receivables; the Company's ability to secure and maintain adequate financing; the Company's ability to forecast and subsequently achieve those forecasts; the Company's ability to attract and retain key employees; and the general risks associated with doing international business including foreign exchange risks, duties, quotas and political instability.

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

         Year 2000 Issue. The Year 2000 issue results primarily from computer hardware or software programs written using two digits to identify the year. These computer programs and hardware were designed and developed without consideration of the impact of the upcoming change in the century. As a result, such systems may not be able to properly distinguish between years that begin with a "20" and years that begin with a "19". If not corrected, such hardware and software programs could create erroneous information by

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         or at the year 2000. Two other related issues could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the fact that the year 2000 is a leap year. Any of these failures could cause the Company, or its customers or suppliers, to become unable to process normal business transactions accurately or at all.

         State of Readiness. The Company's Year 2000 compliance strategy includes several overlapping phases, which the Company has defined as follows:

         Identification - This phase involves the identification of the hardware and software systems used by the Company which could be adversely impacted by the Year 2000 issue. It includes identification of information technology ("IT") systems and non-IT systems (including telecommunications systems and systems associated with facilities - such as utilities and security, among others), as well as identification of the impact that Year 2000 issues may have on the Company's supply chain and key third party relationships (including customers, suppliers, transport systems and financing sources, among others).

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

         The Company is continuing to assess the readiness of its various systems for handling the Year 2000 issue. The Company determined that the version of the software that operated the Company's enterprise business systems prior to 1999 was not Year 2000 compliant. These enterprise business systems include the Company's systems for order entry and processing, allocations, inventory, accounts receivable, accounts payable and financial reporting. In late 1998, the Company received the current version of the underlying software, which the software vendor has stated is Year 2000 compliant. The Company has completed the Implementation phase of its Year 2000 strategy with respect to its enterprise business systems. While the Company has performed successful testing and implementation of this enterprise business system, the Company expects to continue to perform additional testing, including integration testing between its IT systems, through September 30, 1999.

         With respect to the various components of the Company's remaining IT systems, including desktops, networks and several departmental hardware and software systems, and its non-IT systems, the Company is in varying stages of the Conversion and Testing phases. The Company currently expects completion of the Conversion, Testing and Implementation phases for the majority of the Company's remaining IT systems and non-IT systems by September 30, 1999. The Company's plan for addressing the readiness of its key external business partners includes requesting information from these partners regarding their own readiness to address their Year 2000 issues, and an assessment of the potential impact that any non-compliance might have on the Company's operations. The Company has requested compliance information from key business partners and has begun to receive responses. The Company may continue to add additional business partners to its Year 2000 program as the Company's Year 2000 readiness plan progresses. The various phases for this segment are expected to continue throughout 1999.

         Estimated Costs. The Company currently estimates that total costs related to all phases of the Year 2000 strategy with respect to its enterprise business systems will aggregate $350,000. This estimate is for outside goods and service providers only. The estimate does not include the time and costs associated with its in-

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         house employees, the amount of which is not currently determinable. In addition, the estimated costs to bring the remaining IT and non-IT systems into compliance and to address and remedy any non-compliance issues at its key business partners are not yet determinable, but will likely exceed $200,000. These costs are expected to be funded through operating cash flows and the Company's bank facility. The Company does not currently anticipate using any independent verification or validation processes. The Company anticipates that the Year 2000 compliance efforts will ultimately result in the deferral of other IT projects. However, the deferral of such projects is not expected to have a material adverse impact on the Company's results of operations, financial condition or cash flows. The estimated Year 2000 compliance costs are based on the Company's current assessment of its Year 2000 situation and could change significantly as the Year 2000 compliance strategy progresses. As of June 30, 1999, the Company had incurred Year 2000 compliance costs of approximately $225,000.

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

         The potential inability of the Company's business partners to address their own Year 2000 issues sufficiently and timely remains a risk which is difficult to assess. Among other things, the Company is currently highly dependent on the combination of approximately 12 key suppliers, primarily located in the Far East, for the production of its footwear products. In addition, the Company is dependent on various parties which are involved in the transportation and delivery of the Company's products to its worldwide distribution centers. The failure of one or more of these suppliers or other parties to adequately address their own Year 2000 issues could cause them to be unable to manufacture or deliver product to the Company on a timely basis, materially adversely impacting the Company's results of operations, financial condition and cash flows. In addition, the inability of one or more of the Company's significant customers to become compliant could adversely impact the customers' operations, thus impacting the Company's sales and subsequent collections with respect to those customers.

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

         As the Company has not yet completed various phases of its internal readiness and has not yet determined the readiness of its key business partners, the Company cannot yet fully and accurately identify and quantify the most reasonably likely worst case Year 2000 scenario at this time. However, the Company is currently assessing scenarios and will take steps to mitigate the impact of these scenarios if they were to occur. This contingency planning has been completed for certain areas while the contingency plans for most areas are still in process. The Company expects to more fully address such contingencies by the end of the third quarter of 1999.

         The Company's above assessment of the risks associated with Year 2000 issues is forward-looking. Actual results may vary for a variety of reasons including those described above.

         Liquidity and Capital Resources

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         The Company's liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility. At June 30, 1999, working capital was $43,070,000, including $4,819,000 of cash. Cash provided by operating activities aggregated $14,176,000 for the six months ended June 30, 1999. Trade accounts receivable increased 1.9% from December 31, 1998 as a result of normal seasonality, the high volume of net sales during the quarter and an increase in the average collection periods. Inventories decreased 30.6% since December 31, 1998 primarily as a result of normal seasonality.

         On January 21, 1999, the Company replaced the existing credit facility with a new revolving credit facility (the "Facility") with a new lender. The Facility provides a maximum availability of $50,000,000, subject to a borrowing base of up to 85% of eligible accounts receivables, as defined, and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (7.75% at June 30, 1999), or at the Company's election at an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company. The agreement underlying the Facility includes a tangible net worth covenant. The Company was in compliance with the covenant at June 30, 1999. As a result of the Company's signing of the new Teva license agreement the expiration of the Facility has been extended through January 21, 2002. On June 30, 1999, the Company had outstanding borrowings under the Facility of $11,874,000, outstanding letters of credit aggregating $4,535,000 and borrowing availability of $3,812,000.

         Under the terms of the Facility, if the Company terminates the arrangement prior to the expiration date of the Facility, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the Facility's commitment amount, depending upon when such termination occurs.

         The Company has an agreement with a supplier, Prosperous Dragon, to provide financing for the supplier's operations, of which $2,422,000 was outstanding at June 30, 1999 ($922,000 net of allowance). The note is secured by all assets of the supplier and bears interest at the prime rate (7.75% at June 30, 1999) plus 1%.

         Capital expenditures totaled $758,000 for the six months ended June 30, 1999. The Company's capital expenditures related primarily to molds purchased for use in the production process as well as various computer hardware and software purchases. The Company currently has no material future commitments for capital expenditures.

         The Company's Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company's cash availability. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000, 330,000 shares in 1997 for cash consideration of $2,581,000 and 343,000 shares in 1998 for cash consideration of $2,528,000. No shares were repurchased during the six-month period ended June 30, 1999. At June 30, 1999, approximately 1,227,000 shares remained available for repurchase under the program.

         On June 7, 1999, the Company signed a new license agreement for Teva. Under the new license agreement, the Company receives the exclusive worldwide rights for the manufacture and distribution of Teva Footwear through 2004. The license agreement is automatically renewed through 2008 and through 2011 under two renewal options, provided that minimum annual sales levels are achieved. Apparel and other non-footwear products are not covered by the new license agreement. However, the Company intends to continue to deliver its Spring 2000 Teva apparel line under the previous apparel license agreement. Following the Spring 2000 season, the Company intends to transition out of Teva apparel and is working with the licensor in this regard. In connection with this license agreement, the Company has agreed to pay the licensor a licensing fee of $1,000,000 and issue the licensor 428,743 shares of previously unissued common stock, subject to various contractual and other holding period requirements. In addition, the Company entered into an agreement with the licensor which provides the Company with an option to buy Teva, including all worldwide rights. The option is exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. The option prices are based on a formula tied to sales of Teva products. The exercise of either option will require a significant amount of additional financing. There are no assurances that the additional financing will be available.

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

         Seasonality

         Financial results for the outdoor and footwear industries are generally seasonal. Sales of each of the Company's different product lines have historically been higher in different seasons with the highest percentage of Teva sales occurring in the first and second quarter of each year and the highest percentage of Ugg sales occurring in the fourth quarter, while the quarter with the highest percentage of annual sales for Simple has varied from year to year.

         Based on the Company's historical experience, the Company would expect greater sales in the first and second quarters than in the third and fourth quarters. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company's customers continuing to carry and promote its various product lines, among other risks and uncertainties. See also the discussion regarding forward-looking statements under "Outlook".

         Other

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

         Recently Issued Pronouncements

         For recently issued pronouncements, see Note 8 to the Condensed Consolidated Financial Statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         A judgment aggregating $1,785,000 was entered against the Company in May 1999 in an action brought against the Company in 1995 in the United States District Court, District of Montana (Missoula Division). The judgment was for breach of a non-disclosure contract, among other things. The Company is appealing the judgment and continues to believe such claims are without merit. The plaintiffs have filed a motion to increase their damage award, which the Company has opposed. The Company intends to continue contesting this claim vigorously. The Company, based on advice from legal counsel, does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

Item 2.  Changes in Securities.   Not applicable

Item 3.  Defaults upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 17, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, Douglas B. Otto and Gene E. Burleson were each re-elected as Class III directors until the Annual Meeting of Stockholders to be held in 2002, until such director's successor has been duly elected and qualified or until such director has otherwise ceased to serve as a director. For Douglas B. Otto, 7,904,911 votes were cast in favor and 141,127 votes were withheld. For Gene E. Burleson, 7,908,686 votes were cast in favor and 137,352 votes were withheld. There were no broker non-votes.

         The stockholders also ratified the selection of KPMG LLP as the Company's independent auditors. 8,022,726 votes were cast in favor of the ratification; 13,522 were voted against; and 9,790 abstained. There were no broker non-votes.

Item 5.  Other Information.   Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

            (a)    Exhibits

                   10.41* Teva License Agreement, By and Between Mark Thatcher and Deckers Outdoor Corporation, dated June 7, 1999.

                   10.42* Intellectual Property Option Agreement, By and Between Mark Thatcher, an Individual, and Deckers Outdoor Corporation, a Delaware Corporation, dated June 7, 1999.

            (b)    Reports on Form 8-K.   None


                  * Certain information in this Exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request as to the omitted portions of the Exhibit.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES



         Signature
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Deckers Outdoor Corporation



         Date:  August 12, 1999        /s/ M. Scott Ash
                                       ----------------
                                       M. Scott Ash, Chief  Financial Officer

                                      (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)