Form 10-Q
period 1999-09-30
DECKERS OUTDOOR CORP
filed 1999-11-15
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 0-22446

                           DECKERS OUTDOOR CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                   95-3015862
  (State or other jurisdiction               (IRS Employer Identification)
of incorporation or organization)


495-A South Fairview Avenue, Goleta, California           93117
   (Address of principal executive offices)             (zip code)


Registrant's telephone number, including area code    (805) 967-7611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]


Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                       Outstanding at
             CLASS                    November 8, 1999
             -----                    ----------------
Common stock, $.01 par value            9,046,153

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                                Table of Contents



                                                                                      Page
                                                                                      ----
Part I. Financial Information

    Item 1. Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of September 30, 1999
            and December 31, 1998                                                      1

            Condensed Consolidated Statements of Operations for the
            Three-Month Period Ended September 30, 1999 and 1998                       2

            Condensed Consolidated Statements of Operations for the
            Nine-Month Period Ended September 30, 1999 and 1998                        3

            Condensed Consolidated Statements of Cash Flows for the
            Nine-Month Period Ended September 30, 1999 and 1998                      4-5

            Notes to Condensed Consolidated Financial Statements                    6-12

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              13-21

Part II. Other Information

    Item 1. Legal Proceedings                                                         22

    Item 2. Changes in Securities                                                     22

    Item 3. Defaults upon Senior Securities                                           22

    Item 4. Submission of Matters to a Vote of Security Holders                       22

    Item 5. Other Information                                                         22

    Item 6. Exhibits and Reports on Form 8-K                                          22

    Signature                                                                         23

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                         1999               1998
                                                                                     -----------        -----------
                                        ASSETS
Current assets:
        Cash                                                                         $ 1,647,000            263,000
        Trade accounts receivable, less allowance for
          doubtful accounts of $1,806,000 and $1,204,000
          as of September 30, 1999 and December 31,
          1998, respectively                                                          18,227,000         27,180,000
        Inventories                                                                   16,921,000         23,665,000
        Prepaid expenses and other current assets                                      2,185,000          2,178,000
        Refundable and deferred tax assets                                             2,267,000          6,023,000
                                                                                     -----------        -----------
               Total current assets                                                   41,247,000         59,309,000

Property and equipment, at cost, net                                                   2,437,000          2,994,000
Intangible assets, less applicable amortization                                       22,368,000         20,702,000
Note receivable from supplier, net                                                            --            782,000
Other assets, net                                                                        480,000            586,000
                                                                                     -----------        -----------
                                                                                     $66,532,000         84,373,000
                                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current installments of long-term debt                                       $   123,000          6,236,000
        Trade accounts payable                                                         5,635,000          7,947,000
        Accrued expenses                                                               2,355,000          2,991,000
                                                                                     -----------        -----------
               Total current liabilities                                               8,113,000         17,174,000
                                                                                     -----------        -----------

Long-term debt, less current installments                                              2,007,000         15,199,000

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value. Authorized
          5,000,000 shares; none issued                                                       --                 --
        Common stock, $.01 par value. Authorized 20,000,000 shares; issued
          10,019,105 shares and outstanding 9,046,153 shares at September 30,
          1999; issued 9,495,631 shares and outstanding 8,522,679 shares
          at December 31, 1998                                                            90,000             85,000
        Additional paid-in capital                                                    24,582,000         22,813,000
        Retained earnings                                                             32,364,000         29,726,000
                                                                                     -----------        -----------
                                                                                      57,036,000         52,624,000
        Less note receivable from stockholder/former director                            624,000            624,000
                                                                                     -----------        -----------
               Total stockholders' equity                                             56,412,000         52,000,000
                                                                                     -----------        -----------
                                                                                     $66,532,000         84,373,000
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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         THREE-MONTH PERIOD ENDED
                                                               SEPTEMBER 30,
                                                     ---------------------------------
                                                          1999                 1998
                                                     ------------         ------------
Net sales                                            $ 18,244,000           13,558,000
Cost of sales                                          12,523,000           12,251,000
                                                     ------------         ------------
               Gross profit                             5,721,000            1,307,000

Selling, general and administrative expenses            7,846,000            9,374,000
                                                     ------------         ------------
               Loss from operations                    (2,125,000)          (8,067,000)

Other expense:
     Interest expense, net                                100,000              150,000
     Miscellaneous expense                                  4,000               70,000
                                                     ------------         ------------
               Loss before income tax benefit          (2,229,000)          (8,287,000)

Income tax benefit                                       (954,000)          (3,154,000)
                                                     ------------         ------------

               Net loss                              $ (1,275,000)          (5,133,000)
                                                     ============         ============

Net loss per share:
     Basic                                           $      (0.14)               (0.60)
     Diluted                                                (0.14)               (0.60)
                                                     ============         ============

Weighted average shares:
     Basic                                              9,026,000            8,506,000
     Diluted                                            9,026,000            8,506,000
                                                     ============         ============



See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               NINE-MONTH PERIOD ENDED
                                                                     SEPTEMBER 30,
                                                          ---------------------------------
                                                               1999                 1998
                                                          ------------         ------------
Net sales                                                 $ 87,644,000           76,877,000
Cost of sales                                               50,944,000           49,111,000
                                                          ------------         ------------
               Gross profit                                 36,700,000           27,766,000

Selling, general and administrative expenses                30,530,000           29,580,000
                                                          ------------         ------------
               Earnings (loss) from operations               6,170,000           (1,814,000)

Other expense (income):
     Interest expense, net                                   1,230,000              836,000
     Miscellaneous expense (income)                             (9,000)              73,000
                                                          ------------         ------------
               Earnings (loss) before income taxes           4,949,000           (2,723,000)

Income taxes (benefit)                                       2,311,000             (749,000)
                                                          ------------         ------------

               Net earnings (loss)                        $  2,638,000           (1,974,000)
                                                          ============         ============

Net earnings (loss) per share:
     Basic                                                $       0.30                (0.23)
     Diluted                                                      0.30                (0.23)
                                                          ============         ============

Weighted average shares:
     Basic                                                   8,761,000            8,673,000
     Diluted                                                 8,921,000            8,673,000
                                                          ============         ============


See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      NINE-MONTH PERIOD ENDED
                                                                                            SEPTEMBER 30,
                                                                                      1999                 1998
                                                                                  ------------         ------------
Cash flows from operating activities:
   Net earnings (loss)                                                            $  2,638,000           (1,974,000)
                                                                                  ------------         ------------
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                2,406,000            1,998,000
        Provision for doubtful accounts                                              1,409,000              550,000
        Gain on disposal of assets                                                     (10,000)                  --
        Stock compensation                                                              34,000               84,000
        Changes in assets and liabilities:
          (Increase) decrease in:
            Trade accounts receivable                                                7,544,000            7,655,000
            Inventories                                                              6,744,000            2,508,000
            Prepaid expenses and other current assets                                   (7,000)             309,000
            Refundable and deferred tax assets                                       3,756,000           (4,482,000)
            Note receivable from supplier                                              782,000              369,000
            Other assets                                                                56,000              (32,000)
          Increase (decrease) in:
            Accounts payable                                                        (2,312,000)             176,000
            Accrued expenses                                                          (636,000)          (1,790,000)
            Income taxes payable                                                            --              (22,000)
                                                                                  ------------         ------------
               Total adjustments                                                    19,766,000            7,323,000
                                                                                  ------------         ------------
               Net cash provided by operating activities                            22,404,000            5,349,000
                                                                                  ------------         ------------
Cash flows from investing activities:
   Proceeds from sale of property and equipment                                         10,000              147,000
   Purchase of property and equipment                                                 (857,000)          (1,582,000)
   Cash paid in connection with Ugg acquisition                                             --           (2,000,000)
   Cash paid in connection with Teva license                                        (1,000,000)                  --
                                                                                  ------------         ------------
               Net cash used in investing activities                                (1,847,000)          (3,435,000)
                                                                                  ------------         ------------

                                   (Continued)

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                    NINE-MONTH PERIOD ENDED
                                                                          SEPTEMBER 30,
                                                                ---------------------------------
                                                                    1999                 1998
                                                                ------------         ------------
Cash flows from financing activities:
        Net proceeds from (repayments of) long-term debt         (19,305,000)           1,091,000
        Cash paid for repurchases of common stock                         --           (2,529,000)
        Cash received from issuances of common stock                 132,000              116,000
                                                                ------------         ------------

               Net cash used in financing activities
                                                                 (19,173,000)          (1,322,000)
                                                                ------------         ------------

               Net increase in cash                                1,384,000              592,000

Cash at beginning of period                                          263,000            3,238,000
                                                                ------------         ------------

Cash at end of period                                           $  1,647,000            3,830,000
                                                                ============         ============



Supplemental disclosure of cash flow information:

  Cash paid during the period for:
        Interest                                                $  1,257,000              834,000
        Income taxes                                               1,260,000            3,780,000
                                                                ============         ============



Supplemental disclosure of noncash investing and financing activities:

         In connection with the Teva License Agreement, dated June 7, 1999, the Company recorded an increase in intangible assets of $2,608,000 for the value of the Teva license paid for with cash of $1,000,000 and issuance of 428,743 shares of common stock valued at approximately $1,608,000.



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

(2)   Earnings (Loss) per Share

      Basic earnings (loss) per share represents net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share represents net earnings (loss) divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. For the three-month period ended September 30, 1999 and for the three and nine-month periods ended September 30, 1998, the Company had a net loss and accordingly, inclusion of the stock options would be anti-dilutive. As a result, the impact of stock options was not included in the computations for these periods and the resulting weighted average number of shares used in the basic computation and the diluted computation are the same. For the nine-month period ended September 30, 1999, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

      The reconciliations of basic to diluted weighted average shares are as follows:

                                                              THREE-MONTH PERIOD ENDED
                                                                    SEPTEMBER 30,
                                                           -------------------------------
                                                               1999                1998
                                                           -----------         -----------
       Net loss                                            $(1,275,000)         (5,133,000)
                                                           ===========         ===========
       Weighted average shares used in basic
           computation                                       9,026,000           8,506,000
       Dilutive stock options                                       --                  --
                                                           -----------         -----------
           Weighted average shares used for diluted
               computation                                   9,026,000           8,506,000
                                                           ===========         ===========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(2)     Earnings (Loss) per Share (Continued)

        Options to purchase 794,000 shares of common stock at prices ranging from $1.56 to $13.75 were outstanding during the three-month period ended September 30, 1999, and options to purchase 743,000 shares of common stock at prices ranging from $5.50 to $15.00 were outstanding during the three-month period ended September 30, 1998, but were not included in the computation of diluted earnings (loss) per share because the options were anti-dilutive, as the Company incurred a net loss.

                                                            NINE-MONTH PERIOD ENDED
                                                                  SEPTEMBER 30,
                                                          ----------------------------
                                                             1999              1998
                                                          ----------        ----------
       Net earnings (loss)                                $2,638,000        (1,974,000)
                                                          ==========        ==========
       Weighted average shares used in basic
           computation                                     8,761,000         8,673,000
       Dilutive stock options                                160,000                --
                                                          ----------        ----------
          Weighted average shares used for diluted
               computation                                 8,921,000         8,673,000
                                                          ==========        ==========


        Options to purchase 284,000 shares of common stock at prices ranging from $3.00 to $13.75 were outstanding during the nine-month period ended September 30, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, the options were anti-dilutive. Options to purchase 691,000 shares of common stock at prices ranging from $5.50 to $15.00 were outstanding during the nine-month period ended September 30, 1998, but were not included in the computation of diluted earnings (loss) per share because the options were anti-dilutive, as the Company incurred a net loss.

(3)     Inventories

        Inventories are summarized as follows:

                                SEPTEMBER 30,       DECEMBER 31,
                                     1999               1998
                                 -----------        -----------
        Finished goods           $16,504,000         22,396,000
        Work in process               22,000             35,000
        Raw materials                395,000          1,234,000
                                 -----------        -----------
        Total inventories        $16,921,000         23,665,000
                                 ===========        ===========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

 (4)    Income Taxes

        Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended September 30, 1999, the Company had an income tax benefit of $954,000, representing an effective income tax rate of 42.8%. For the three months ended September 30, 1998, the Company had an income tax benefit of $3,154,000, representing an effective income tax rate of 38.1%. For the nine months ended September 30, 1999, the Company had income tax expense of $2,311,000, representing an effective income tax rate of 46.7%. For the nine months ended September 30, 1998, the Company had an income tax benefit of $749,000, representing an effective income tax rate of 27.5%.

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

(6)     Comprehensive Income

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net earnings and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, net earnings approximated comprehensive income for each of the three and nine-month periods ended September 30, 1999 and 1998.

 (7)    Start-Up Activities

        The AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

        Business segment information for the nine months ended September 30, 1999 and 1998 is summarized as follows:

                                               NINE-MONTH PERIOD ENDED
                                                     SEPTEMBER 30,
                                            ------------------------------
                                                1999               1998
                                            -----------        -----------
        Sales to external customers:
        Teva, domestic                      $50,052,000         44,119,000
        Simple, domestic                      8,881,000         11,793,000
        Ugg, domestic                         5,221,000          2,815,000
        Other                                23,490,000         18,150,000
                                            -----------        -----------
                                            $87,644,000         76,877,000
                                            ===========        ===========
        Intersegment sales:
        Teva, domestic                      $   721,000          1,057,000
        Simple, domestic                             --            150,000
        Other                                 1,980,000          5,066,000
                                            -----------        -----------
                                            $ 2,701,000          6,273,000
                                            ===========        ===========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(9)     Business Segments (Continued)

                                        NINE-MONTH PERIOD ENDED
                                              SEPTEMBER 30,
                                    ---------------------------------
                                        1999                 1998
                                    ------------         ------------
        Earnings (loss) from
           operations:
        Teva, domestic              $  3,081,000             (883,000)
        Simple, domestic               1,511,000           (1,422,000)
        Ugg, domestic                   (599,000)          (1,651,000)
        Other                          2,123,000            1,962,000
                                    ------------         ------------
                                    $  6,116,000           (1,994,000)
                                    ============         ============

        Total assets:
        Teva, domestic              $ 51,514,000           51,939,000
        Simple, domestic               8,071,000            9,011,000
        Ugg, domestic                 25,979,000           22,657,000
        Other                          1,828,000            9,946,000
                                    ------------         ------------
                                    $ 87,392,000           93,553,000
                                    ============         ============


        The reconciliation of segment earnings (loss) from operations to consolidated earnings (loss) before income taxes is as follows:

                                              NINE-MONTH PERIOD ENDED
                                                    SEPTEMBER 30,
                                          -------------------------------
                                              1999                1998
                                          -----------         -----------
        Total earnings (loss) from
           operations for
           reportable segments            $ 6,116,000          (1,994,000)
        Intersegment profit change
           in beginning and ending
           inventory                           54,000             180,000
                                          -----------         -----------
        Consolidated earnings
           (loss) from operations           6,170,000          (1,814,000)
        Interest expense, net               1,230,000             836,000
        Other expense (income)                 (9,000)             73,000
                                          -----------         -----------
        Consolidated earnings
           (loss) before income
           taxes                          $ 4,949,000          (2,723,000)
                                          ===========         ===========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(10)    Contingencies

        A judgment aggregating $1,785,000 was entered against the Company in May 1999 in an action brought against the Company in 1995 in the United States District Court, District of Montana (Missoula Division). The judgment was for breach of a non-disclosure contract, among other things. The Company is appealing the judgment and continues to believe such claims are without merit. The plaintiffs filed a motion to increase their damage award, but the court denied that motion. The Company intends to continue contesting this claim vigorously. The Company, based on advice from legal counsel, does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

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

(11)    License Agreement

        On June 7, 1999, the Company signed a new license agreement (the "License Agreement") for Teva, which becomes effective January 1, 2000. Under the License Agreement, the Company receives the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. The License Agreement is automatically renewable through 2008 and through 2011 under two renewal options, provided that minimum required sales levels are achieved. As with the previous arrangement, the new license agreement provides for a sliding scale of royalty rates, depending on sales levels. Additionally, the Company has agreed to increase the contractual marketing expenditure, depending on sales levels and varying by territory, effective June 7, 1999. As additional consideration, the Company paid the licensor a licensing fee of $1,000,000 and issued the licensor 428,743 shares of its previously unissued common stock. The Company has recorded the license as an intangible asset equal to the cash and fair market value of the stock issued on the date of the License Agreement. These shares are subject to various contractual and other holding period requirements. In addition, the Company has agreed to grant the licensor not less than 50,000 stock options on the Company's common stock annually, at the fair market value on the date of grant.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(11)    License Agreement (Continued)

        The Company also received an option to buy Teva and all of its assets, including all worldwide rights to all Teva products. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. The Company's option is exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company's earnings before interest, taxes, depreciation and amortization.

        Apparel and other non-footwear products are not covered by the License Agreement. However, the Company intends to continue to deliver its Spring 2000 Teva apparel line under the previous apparel license agreement. Following the Spring 2000 season, the Company intends to transition out of Teva apparel.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 1998. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and operating expense expectations, the potential imposition of certain customs duties, the potential impact of certain litigation, the potential impact of the Year 2000 on the Company and the impact of seasonality on the Company's operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying "Outlook" section of this Quarterly Report on Form 10-Q.

        Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

        For the three months ended September 30, 1999, net sales increased by $4,686,000, or 34.6%, from the comparable three months ended September 30, 1998. Aggregate net sales of Teva increased to $7,575,000 for the three months ended September 30, 1999 from $4,219,000 for the three months ended September 30, 1998, a 79.5% increase. This increase was a result of overall strength in the sandal market, the introduction of a fall line in 1999 and increased demand for Teva products. Aggregate net sales of Teva represented 41.5% and 31.1% of net sales in the three months ended September 30, 1999 and 1998, respectively. Aggregate net sales of footwear under the Simple product line decreased 9.7% to $5,281,000 from $5,849,000 from the comparable three months ended September 30, 1998. The decrease in Simple sales from the prior year's sales was due to a lower demand for the product as well as a decrease in the volume of closeout sales. Aggregate net sales of Ugg increased 86.2% to $4,797,000 for the three months ended September 30, 1999 from $2,576,000 for the three months ended September 30, 1998. This increase was primarily due to the positive response to the early delivery program in 1999. Overall, international sales for all of the Company's products increased 63.3% to $5,421,000 from $3,320,000, representing 29.7% of net sales in 1999 and 24.5% in 1998. The volume of footwear sold increased 25.8% to 672,000 pairs during the three months ended September 30, 1999 from 534,000 pairs during the three months ended September 30, 1998, for the reasons discussed above.

        The weighted average wholesale price per pair sold during the three months ended September 30, 1999 increased 8.8% to $25.89 from $23.80 for the three months ended September 30, 1998. The increase was primarily due to the introduction of Teva's new fall footwear line which has a higher average wholesale price than the other Teva sandals and a significant increase in Ugg sales which also have a higher average wholesale price than Teva or Simple.

        Cost of sales increased by $272,000, or 2.2%, to $12,523,000 for the three months ended September 30, 1999, compared with $12,251,000 for the three months ended September 30, 1998. Gross profit increased by $4,414,000, or 337.7%, to $5,721,000 for the three months ended
        September 30, 1999 from $1,307,000 for the three months ended September 30, 1998 and increased as a percentage of net sales to 31.4% from 9.6%. The increase was primarily due to the non-recurrence of the significant charges incurred in the third quarter of 1998. These included raw materials write-downs, partially as a result of the closure of the Company's Mexican manufacturing facility in the third quarter of last year, significant finished goods inventory write-downs, primarily related to the Simple brand, and a product recall on the Teva nylon infant sandals. In addition, the increase in gross margin during the quarter was due to improved product sourcing and a reduction in materials and finished goods write-downs.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

        Selling, general and administrative expenses decreased by $1,528,000, or 16.3%, for the three months ended September 30, 1999, compared with the three months ended September 30, 1998, and decreased as a percentage of net sales to 43.0% in 1999 from 69.1% in 1998. The decrease in selling, general and administrative expenses was primarily due to decreased marketing costs during the third quarter as the Company improved its efforts at controlling marketing spending and refocused its marketing spending towards periods in which the Company believed such spending could provide better benefits. The Company also experienced reductions in payroll costs and apparel-related expenses and greatly improved its cost control efforts, in general, since the third quarter of last year. In addition, the Company did not have the recurrence of last year's expenses associated with the closure of the Mexican manufacturing facility and product recall. These decreases were partially offset by increases in bad debt expense as well as costs associated with changes in European distributors. Selling, general and administrative costs as a percentage of sales also decreased as certain selling, general and administrative expenses are fixed and did not fluctuate in proportion to the sales increase during the quarter.

        Net interest expense was $100,000 for the three months ended September 30, 1999 compared with $150,000 for the three months ended September 30, 1998, primarily due to decreased borrowings on the Company's credit facility in the current year.

        For the three months ended September 30, 1999, the Company experienced an income tax benefit of $954,000, representing an effective income tax rate of 42.8%. For the three months ended September 30, 1998, the Company experienced an income tax benefit of $3,154,000, representing an effective income tax rate of 38.1%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company. The Company has certain non-deductible expenses, including goodwill amortization associated with the acquisitions of Simple Shoes, Inc. and Ugg Holdings, Inc. During periods of positive earnings before income taxes, the impact of the non-deductible items results in an increase in the effective tax rate; whereas, during periods of loss before income taxes, the impact is a reduction in the tax benefit and resulting tax rate. Because the Company experienced positive earnings before income taxes year to date through September 30, 1999 versus a loss before income taxes during the comparable period in 1998, the effective income tax rate was higher during the 1999 period than during the 1998 period.

        The Company incurred a net loss of $1,275,000 for the three months ended September 30, 1999 compared to a net loss of $5,133,000 for the three months ended September 30, 1998, an improvement of 75.2%, for the reasons discussed above.

        Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

        For the nine months ended September 30, 1999, net sales increased by $10,767,000, or 14.0%, from the comparable nine months ended September 30, 1998. Aggregate net sales of Teva increased to $67,275,000 for the nine months ended September 30, 1999 from $53,146,000 for the nine months ended September 30, 1998, a 26.6% increase. This increase was a result of overall strength in the sandal market, the introduction of Teva's new fall footwear line and increased demand for the Teva products. Aggregate net sales of Teva represented 76.8% and 69.1% of net sales in the nine months ended September 30, 1999 and 1998, respectively. Aggregate net sales of footwear under the Simple product line decreased 24.1% to $12,863,000 from $16,940,000 from the comparable nine months ended September 30, 1998. The decrease in Simple sales occurred due to a decline in demand for the Simple products caused by a variety of factors including competition and an abundance of similar products at retail. In addition, there were fewer Simple closeout sales in the current year versus the same period last year. Aggregate net sales of Ugg footwear increased 85.4% to $5,221,000 for the nine months ended September 30, 1999 from $2,815,000 for the nine months ended September 30, 1998 largely due to the

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

        positive response to Ugg's early delivery program in 1999. Overall, international sales for all of the Company's products increased 26.6% to $24,044,000 from $18,986,000, representing 27.4% of net sales in 1999 and 24.7% in 1998. The volume of footwear sold increased 14.9% to 3,325,000 pairs during the nine months ended September 30, 1999 from 2,893,000 pairs during the nine months ended September 30, 1998, for the reasons discussed above.

        The weighted average wholesale price per pair sold during the nine months ended September 30, 1999 was $25.22 which was comparable to $25.24 for the nine months ended September 30, 1998. This occurred as a result of several offsetting factors. The Company experienced a reduction in European selling prices for several styles, increased sales of lower priced styles and the reduction of the standard wholesale price of a leading women's style in 1999 versus 1998. These reductions were offset by the higher volume of Ugg sales in the third quarter of 1999 as well as the introduction of Teva's new fall line, which carry a higher average wholesale price.

        Cost of sales increased by $1,833,000, or 3.7%, to $50,944,000 for the nine months ended September 30, 1999, compared with $49,111,000 for the nine months ended September 30, 1998. Gross profit increased by $8,934,000, or 32.2%, to $36,700,000 for the nine months ended September 30, 1999 from $27,766,000 for the nine months ended September 30, 1998 and increased as a percentage of net sales to 41.9% from 36.1%. The increase in gross margin was largely due to the non-recurrence of the significant charges experienced in the nine months ended September 30, 1998. These charges included raw materials write-downs, partially as a result of the closure of the company's Mexican manufacturing facility in the third quarter of last year, significant finished goods inventory write-downs, primarily related to the Simple brand, and a product recall on the Teva nylon infant sandals. In addition, for the nine-month period ended September 30, 1999, the Company experienced improved product sourcing and lower inventory write-downs. The gross margin also improved as a result of the Company's exit from the footwear components business, which typically carried a lower margin.

        Selling, general and administrative expenses increased by $950,000, or 3.2%, for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998, and decreased as a percentage of net sales to 34.8% in 1999 from 38.5% in 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to the $10,767,000 increase in net sales, without a proportionate increase in selling, general and administrative expenses. This occurred as certain selling, general and administrative expenses are fixed costs and did not increase proportionately with sales increases. The decrease was also due to decreases in payroll and related costs associated with the 1999 corporate restructuring as well as decreased marketing and promotional expenditures, partially offset by increases in bad debt expense and the $1,000,000 of special charges incurred in the first quarter of 1999. These special charges included legal and other expenses associated with a lawsuit brought against the Company in 1995 in Montana, as well as severance costs in connection with a corporate restructuring. See discussion under "Legal Proceedings."

        Net interest expense was $1,230,000 for the nine months ended September 30, 1999 compared with $836,000 for the nine months ended September 30, 1998, primarily due to an increase in average outstanding borrowings on the Company's credit facility in the current year.

        For the nine months ended September 30, 1999, the Company recorded income tax expense of $2,311,000, representing an effective income tax rate of 46.7%. For the nine months ended September 30, 1998, the Company recorded income tax benefit of $749,000, representing an effective income tax rate of 27.5%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company. The Company has certain non-deductible expenses, including goodwill amortization associated with the acquisitions of Simple Shoes, Inc. and Ugg Holdings, Inc. During periods of positive earnings before

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

        income taxes, the impact of the non-deductible items results in an increase in the effective tax rate; whereas, during periods of loss before income taxes, the impact is a reduction in the tax benefit and resulting tax rate. Because the Company experienced positive earnings before income taxes during the nine months ended September 30, 1999 versus a loss before income taxes during the nine months ended September 30, 1998, the effective income tax rate was higher during the 1999 period than during the 1998 period.

        The Company reported net earnings of $2,638,000 for the nine months ended September 30, 1999 versus a net loss of $1,974,000 for the nine months ended September 30, 1998, for the reasons discussed above.

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

        Sales and Operating Expense Expectations. For the year ending December 31, 1999, the Company expects that net sales for Teva will be greater than net sales for the previous year. However, the Company expects the annual increase in Teva sales to be less than that experienced for the nine-month period ended September 30, 1999 as the Company's fourth quarter 1999 early delivery program does not have as many retailer incentives as last year's program. The Company expects net sales under the Ugg product line to increase for the year ending December 31, 1999 compared to last year and expects net sales of the Simple product line to decrease in 1999 compared to 1998.

        Selling, general and administrative expenses for the year ended December 31, 1998 were 38.5% of net sales. The Company expects selling, general and administrative expenses, excluding the special charges for $1,000,000 incurred in the first quarter of 1999, to decrease as a percentage of sales for the year ended December 31, 1999 compared to 1998 as a result of the Company's restructuring as well as continued efforts to control operating expenses.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

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

        Sales of the Company's products, particularly those under the Teva and Ugg lines, are very sensitive to weather conditions. Extended periods of unusually cold weather during the spring and summer could adversely impact demand for the Company's Teva line. Likewise, unseasonably warm weather during the fall and winter months could adversely impact demand for the Company's Ugg product line. To date, the fourth quarter 1999 weather has been unseasonably warm, especially in Southern California, the geographic area with the greatest sales concentration for Ugg. Continuation of these weather patterns could adversely impact Ugg sales.

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

        Year 2000 Issue. The Year 2000 issue results primarily from computer hardware or software programs written using two digits to identify the year. These computer programs and hardware were designed and developed without consideration of the impact of the upcoming change in the century. As a result, such systems may not be able to properly distinguish between years that begin with a "20" and years that begin with a "19". If not corrected, such hardware and software programs could create erroneous information or systems failures by or during the year 2000. Two other related issues could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the fact that the year 2000 is a leap year. Any of these failures could cause the Company, or its customers or suppliers, to become unable to process normal business transactions accurately or at all.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

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

        The Company continues to assess the readiness of its various systems for handling the Year 2000 issue. In 1998, the Company determined that the version of the software that operated the Company's enterprise business systems was not Year 2000 compliant. These enterprise business systems include the Company's systems for order entry and processing, allocations, inventory, accounts receivable, accounts payable and financial reporting. In late 1998, the Company received the current version of the underlying software, which the software vendor stated was Year 2000 compliant. The Company has completed the Implementation phase of its Year 2000 strategy with respect to its enterprise business systems. While the Company has performed successful testing and implementation of this enterprise business system, the Company expects to continue to perform additional testing, including integration testing between its IT systems, through December 31, 1999.

        With respect to the various components of the Company's remaining IT systems, including desktops, networks and several departmental hardware and software systems, and its non-IT systems, the Company has completed the Implementation phase for the majority of these systems and is in varying stages of the Conversion, Testing and Implementation phases for the remainder. The Company's plan for addressing the readiness of its key external business partners includes requesting information from these partners regarding their own readiness to address their Year 2000 issues, and an assessment of the potential impact that any non-compliance might have on the Company's operations. The Company has requested compliance information from key business partners and has received some responses. The Company intends to follow-up with the key business partners who have not responded. The Company has begun to assess the responses received and intends to continue to assess the responses as they are received, determining and adjusting its plans accordingly. The Company may continue to add additional business partners to its Year 2000 program as the Company's Year 2000 readiness plan progresses. The various phases for this segment are expected to continue throughout 1999, and possibly into 2000.

        Estimated Costs. The Company currently estimates that total costs related to all phases of the Year 2000 strategy with respect to its enterprise business systems will aggregate $350,000. This estimate is for outside goods and service providers only. The estimate does not include the time and costs associated with its in-house employees, the amount of which is not currently determinable. In addition, the estimated costs to bring the remaining IT and non-IT systems into compliance and to address and remedy any non-compliance issues at its key business partners are estimated at approximately $100,000, but the Company may exceed that amount as it continues to assess the risks of its key business partners. These costs are expected to be funded through operating cash flows and the Company's bank facility. The Company does not currently anticipate using any independent verification or validation processes. The Company anticipates that the Year 2000 compliance efforts will ultimately result in the deferral of other IT projects. However, the deferral of such projects is not expected to have a material adverse impact on the Company's results of operations, financial condition or cash flows. The estimated Year 2000 compliance costs are based on the Company's current assessment of its Year 2000 situation and could

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

        change significantly as the Year 2000 compliance strategy progresses. As of September 30, 1999, the Company had incurred Year 2000 compliance costs of approximately $285,000.

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

        Liquidity and Capital Resources

        The Company's liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility. At September 30, 1999, working capital was $33,134,000, including $1,647,000 of cash. Cash provided by operating activities aggregated $22,404,000 for the nine months ended September 30, 1999. Trade accounts receivable decreased 32.9% from December 31, 1998 as a result of the normal seasonality of the business. Inventories decreased 28.5% since December 31, 1998 primarily as a result of normal seasonality, in addition to a decrease in raw materials inventory which is related to the Company's exit from the footwear manufacturing business.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

        On January 21, 1999, the Company replaced the existing credit facility with a new revolving credit facility (the "Facility") with a new lender. The Facility provides a maximum availability of $50,000,000, subject to a borrowing base of up to 85% of eligible accounts receivables, as defined, and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (8.25% at September 30, 1999), or at the Company's election at an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company. The agreement underlying the Facility includes a tangible net worth covenant. The Company was in compliance with the covenant at September 30, 1999. As a result of the Company's signing of the new Teva license agreement, the expiration of the Facility has been extended through January 21, 2002. On September 30, 1999, the Company had outstanding borrowings under the Facility of $1,533,000, outstanding letters of credit aggregating $2,785,000 and borrowing availability of $8,341,000.

        Under the terms of the Facility, if the Company terminates the arrangement prior to the expiration date of the Facility, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the Facility's commitment amount, depending upon when such termination occurs.

        The Company had an agreement with a former supplier, Prosperous Dragon, to provide financing for the former supplier's operations, of which $405,000 was outstanding at September 30, 1999, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at September 30, 1999. Prosperous Dragon has entered into an agreement with a third party to sell certain assets to the third party, with all proceeds to be sent directly to the Company in satisfaction of the outstanding receivable. Under the terms of the agreement, the balance of the note is to be repaid to the Company by December 31, 1999.

        Capital expenditures totaled $857,000 for the nine months ended September 30, 1999. The Company's capital expenditures related primarily to molds purchased for use in the production process as well as various computer hardware and software purchases. The Company currently has no material future commitments for capital expenditures.

        The Company's Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company's cash availability. Under this program, the Company repurchased approximately 973,000 shares for aggregate cash consideration of approximately $7,499,000 through December 31, 1998. No shares were repurchased during the nine-month period ended September 30, 1999. At September 30, 1999, approximately 1,227,000 shares remained available for repurchase under the program.

        On June 7, 1999, the Company signed a new license agreement (the "License Agreement") for Teva, which becomes effective January 1, 2000. Under the License Agreement, the Company receives the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. The License Agreement is automatically renewable through 2008 and through 2011 under two renewal options, provided that minimum required sales levels are achieved. As with the previous arrangement, the new license agreement provides for a sliding scale of royalty rates, depending on sales levels. Additionally, the Company has agreed to increase the contractual marketing expenditure, depending on sales levels and varying by territory, effective June 7, 1999. As additional consideration, the Company paid the licensor a licensing fee of $1,000,000 and issued the licensor 428,743 shares of its previously unissued common stock. The Company has recorded the license as an intangible asset equal to the cash and fair market value of the stock issued on the date of the License Agreement. These shares are subject to various contractual and other holding period requirements. In addition, the Company has agreed to grant the licensor not less than 50,000 stock options on the Company's common stock annually, at the fair market value on the date of grant.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

        The Company also received an option to buy Teva and all of its assets, including all worldwide rights to all Teva products. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. The Company's option is exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company's earnings before interest, taxes, depreciation and amortization. The exercise of either option will require a significant amount of additional financing. There are no assurances that the additional financing will be available.

        Apparel and other non-footwear products are not covered by the License Agreement. However, the Company intends to continue to deliver its Spring 2000 Teva apparel line under the previous apparel license agreement. Following the Spring 2000 season, the Company intends to transition out of Teva apparel.

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

        Recently Issued Pronouncements

        For recently issued pronouncements, see Note 8 to the Condensed Consolidated Financial Statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        A judgment aggregating $1,785,000 was entered against the Company in May 1999 in an action brought against the Company in 1995 in the United States District Court, District of Montana (Missoula Division). The judgment was for breach of a non-disclosure contract, among other things. The Company is appealing the judgment and continues to believe such claims are without merit. The plaintiffs filed a motion to increase their damage award, but the court denied that motion. The Company intends to continue contesting this claim vigorously. The Company, based on advice from legal counsel, does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

Item 2. Changes in Securities.   Not applicable

Item 3. Defaults upon Senior Securities.   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.   Not applicable

Item 5. Other Information.   Not applicable

Item 6. Exhibits and Reports on Form 8-K.

           (a)  Exhibits.   None

           (b)  Reports on Form 8-K.   None

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Deckers Outdoor Corporation



Date:  November 12, 1999                    /s/ M. Scott Ash
                                            -----------------------------------
                                            M. Scott Ash, Chief
                                            Financial Officer

                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)