Form 10-K
period 1999-12-31
DECKERS OUTDOOR CORP
filed 2000-03-30
CIK 910521

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                          COMMISSION FILE NO. 0-22446

                          DECKERS OUTDOOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-3015862
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
    495-A SOUTH FAIRVIEW AVENUE, GOLETA,                           93117
                 CALIFORNIA
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 967-7611

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
                  -------------------                            -----------------------------------------
                          NONE                                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant on February 29, 2000 based on the closing price of the Common Stock on the NASDAQ National Market System on such date was $17,039,747.

     The number of shares of the registrant's Common Stock outstanding at February 29, 2000 was 9,065,005.

     Portions of registrant's definitive proxy statement relating to registrant's 2000 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of registrant's fiscal year ended December 31, 1999, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          DECKERS OUTDOOR CORPORATION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   27
Item 8.   Financial Statements and Supplementary Data.................   27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   27

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   49
Item 11.  Executive Compensation......................................   49
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   49
Item 13.  Security Relationships and Related Transactions.............   49


PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   50

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company designs and markets innovative, function-oriented footwear that have been developed for high-performance outdoor, sports and other lifestyle related activities, as well as for casual use. Currently, the Company offers three primary product lines under the following recognized brand names:
Teva(R) -- high-performance sports sandals and casual footwear;
Simple(R) -- innovative shoes that combine the comfort elements of athletic footwear with casual styling; and Ugg(R) -- authentic sheepskin boots and other footwear. Teva is a registered trademark of Mark Thatcher, the inventor and licensor of Teva Sport Sandals. Simple and Ugg are registered trademarks of the Company and its subsidiaries. All of the Company's footwear possess the common features of high quality with a primary focus on functionality and comfort. In 1999, the Company sold approximately 4,143,000 pairs of footwear. Revenues from sales (domestic and international) of Teva products have been $79,935,000, $67,916,000 and $61,863,000 during 1999, 1998 and 1997, representing 72.9%,
66.5% and 58.0% of net sales, respectively. For financial information regarding the Company's industry segments, see note 12 to the accompanying consolidated financial statements.

MARKET OVERVIEW

     The casual, outdoor and athletic footwear market is comprised of footwear worn for casual everyday use and for outdoor and athletic activities such as hiking, boating, basketball, tennis, fitness and jogging. The market for such footwear has grown significantly during the last decade, and even more recently there appears to be a shift from traditional athletic footwear toward more casual and outdoor footwear. This shift has occurred as consumers have accepted the more understated look in contrast to the traditional athletic shoes that had gained popularity in previous years. The Company believes that the principal reasons for the growth in sales of such footwear have been the growing acceptance of casual wear including the increasing casualization of the workplace, increasingly active consumer lifestyles and the growing emphasis on comfort.

     A recent development in the overall footwear market has been the significant growth of the outdoor segment as well as the growing emphasis on comfort. Outdoor footwear includes shoes, boots and sandals for outdoor recreational activities such as hiking, river rafting, camping and casual wear. Companies engaged in the outdoor footwear market include Nike, Adidas, Timberland, Columbia and Salomon. The Company believes that the growth in outdoor footwear is driven by several factors including a general shift in consumer preferences and lifestyles to include more outdoor, sports and recreational activities such as hiking and camping. In addition, the increasing popularity of extreme sports, including skateboarding, snowboarding, kayaking and river rafting, among others, has created an additional emphasis and awareness of outdoor activities and lifestyles. As consumers engage in outdoor activities, they typically desire footwear specifically designed for these purposes, yet they demand the same level of quality and high performance that they have come to expect from traditional athletic footwear. In addition, more consumers are turning to an emphasis on casual and comfortable footwear and apparel, including the trend toward casual workplaces. The Company believes that its products have benefited from this growing trend and that its footwear addresses consumers' demands for highly functional footwear that is durable as well as comfortable and fashionable.

     The casual, outdoor and athletic footwear markets are generally characterized by a high level of recognition of brand names, logos and trademarks. Unique and identifying features create brand awareness among consumers and allow a favorable reputation to be transferred to new products. The manufacture of casual, outdoor and athletic footwear is typically conducted overseas through independent manufacturers. Casual and athletic footwear is distributed through athletic footwear stores, department stores and specialty retailers. Outdoor footwear is generally distributed through these channels as well but is to a large extent distributed through outdoor specialty retailers. Retailers may purchase footwear on a "futures" basis (orders placed at a discount in advance of a season) or an "at once" basis (orders placed and filled immediately). Futures orders allow the Company to more accurately predict its manufacturing and sourcing needs. By placing futures orders, retailers are also able to reduce the risk that the Company will be unable to meet the retailer's delivery requirement. Retailers are generally encouraged to purchase goods on a futures basis by receiving discounts or special payment terms not otherwise available.

RISK FACTORS

     This Annual Report on Form 10-K contains a variety of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including forward-looking statements in this "Risk Factors" section, the "Outlook" section, the last paragraph under "Liquidity and Capital Resources", the discussion under "Seasonality" and other statements in this Annual Report. These forward-looking Statements relate to sales and operating expense expectations, the potential imposition of certain customs duties, the potential impact of a non-renewal of the Teva license due to the Company's potential failure to meet required sales minimums in 2004 or 2008, the potential impact of certain litigation, the potential impact of the Year 2000 issue on the Company, the potential impact of economic factors and conditions, the potential impact of the Company's dependence on foreign manufacturers, the potential impact of competition, the potential impact of the Company's dependence upon key personnel, the potential impact of weather conditions, and the impact of seasonality on the Company's operations. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. Other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

  Teva License Agreement

     The Company has been selling its Teva line of sport sandals and other footwear since 1985 pursuant to various exclusive licensing arrangements with Mark Thatcher, the inventor of the Teva sport sandal and owner of the Teva patents and trademark. In June 1999, the Company signed a new exclusive footwear license agreement with Mr. Thatcher. The agreement is effective January 1, 2000 and continues through December 31, 2004. If minimum annual sales levels are achieved in 2004, the license automatically renews for an additional four years, through December 31, 2008. If minimum annual sales levels are achieved in 2008, the license automatically renews again through December 31, 2011. However, if the minimum annual sales levels are not achieved in 2004 or 2008, the license expires and the Company will no longer be able to sell Teva footwear. Also, Mr. Thatcher may terminate the licensing agreement if the Company breaches its obligations under the agreement. Sales of Teva footwear and apparel accounted for approximately 72.9%, 66.5% and 58.0% of the Company's net sales for fiscal years 1999, 1998 and 1997, respectively. The termination of the license would have a material adverse effect on the Company's results of operations.

  Brand Strength; Changes in Fashion Trends

     The Company's success is largely dependent on the continued strength of the Teva, Simple and Ugg brands (collectively, "Deckers Brands") and on its ability to anticipate the rapidly changing fashion tastes of footwear customers and to provide merchandise that appeals to their preferences in a timely manner. There can be no assurance that consumers will continue to prefer the Deckers Brands or that the Company will respond in a timely manner to changes in consumer preferences or that the Company will successfully introduce new models and styles of footwear. Achieving market acceptance for new products will also likely require substantial marketing and product development efforts and the expenditure of significant funds to create consumer demand. Decisions with respect to product designs often need to be made many months in advance of the time when consumer acceptance can be determined. As a result, the Company's failure to anticipate, identify or react appropriately to changes in styles and features could lead to, among other things, excess inventories and higher markdowns and lower gross margins due to the necessity of providing discounts to retailers. Conversely, failure by the Company to anticipate consumer demand could result in inventory shortages, which can adversely affect the timing of shipments to customers, negatively impacting retailer and distributor relationships and diminishing brand loyalty. The failure to introduce new products that gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations, and could adversely affect the image of the Deckers Brands.

  Inventory Risk

     The footwear industry has relatively long lead times for design and production of product and, thus, the Company must commit to production tooling and to production in advance of orders. In addition, the industry is highly subject to fashion risks and changes in consumer preferences. If the Company fails to accurately forecast consumer demand, or if there are changes in consumer preference or market demand after the Company has made such production commitments, the Company may encounter difficulty in filling customer orders or in liquidating excess inventory, which may have an adverse effect on the Company's sales, margins and brand image.

  Quality and Performance

     In response to consumer demand, the Company also uses certain specialized fabrics and materials in its footwear. The failure of products using such fabrics and materials to perform to the Company's specifications or customer satisfaction could result in a higher rate of customer returns and could adversely affect the image of the Deckers Brands, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Economic Cyclicality and Footwear Retailing

     The footwear industry historically has been subject to cyclical variation, with purchases of footwear tending to decline during recessionary periods. This cyclicality could adversely affect the Company's business. In addition, various retailers, including some of the Company's customers, have experienced financial difficulties during the past several years, thereby increasing the risk that such retailers may not pay for the Company's products in a timely manner. No assurance can be given that the Company's bad debt expense will not increase relative to net sales in the future. Any significant increase in the Company's bad debt expense relative to net sales would adversely impact the Company's net earnings and cash flow and could affect the Company's ability to pay its obligations as they become due.

  Dependence on Foreign Manufacturers

     Virtually all of the Deckers footwear products are manufactured by third party suppliers in the Far East, Costa Rica, Australia and New Zealand, with the vast majority of production occurring in China. There can be no assurance that the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to meet production and delivery deadlines or increases in manufacturing costs. In addition, if the Company's relationship with any of its manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and there can be no assurance that the Company would be able to obtain alternative manufacturing sources on terms satisfactory to it. If a change in its suppliers becomes necessary, the Company would likely experience increased costs, as well as substantial disruption and a resulting loss of sales.

     Foreign manufacturing is subject to a number of risks, including work stoppage, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers (including quotas) and restrictions on the transfer of funds, environmental regulation and other changes in governmental policies. The Company may also experience general risks associated with managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs. There can be no assurance that such factors will not materially adversely affect the Company's business, financial condition and results of operations.

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

     The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company believes that this opinion is inappropriate and is working with Dutch Customs to resolve the situation. In the event that Dutch Customs makes a final determination that such styles are covered by the anti-dumping provisions, the Company expects that it would have an exposure to prior unpaid anti-dumping duties for 1997 of approximately $500,000. In addition, if Dutch Customs determines that these styles are covered by the legislation, the duty amounts could cause the affected Teva products to be too costly to import into Europe from China in the future. As a precautionary measure, the Company has obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. See "Risks of Foreign Operations/Restrictions on Imports."

  Competition and Infringing Products

     The outdoor and footwear industries are both highly competitive, and the recent growth in the markets for sports sandals and casual footwear has encouraged the entry of many new competitors as well as increased competition from established companies. Many of the Company's competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness in the footwear market, than the Company. In addition, the general availability of offshore manufacturing capacity allows rapid expansion by competitors and new market entrants. The Company believes that it has been able to compete successfully because of the brand recognition, quality and selective distribution of its products. From time to time, the Company also discovers products in the marketplace that infringe upon patent and trademark rights held by or licensed to the Company. Under the Company's licensing arrangement with the licensor of the Teva products, Mark Thatcher, Mr. Thatcher initially may bring proceedings to halt infringement of the Teva patents and trademark. If Mr. Thatcher elects not to bring such proceedings, the Company may initiate such proceedings, with the prior written consent of Mr. Thatcher. To date, Mr. Thatcher has vigorously pursued infringements following discovery. To the extent permitted in its agreement with Mr. Thatcher, the Company will vigorously pursue infringements in the event Mr. Thatcher elects not to do so. However, if Mr. Thatcher or the Company is unsuccessful in challenging a third party's products on the basis of patent and trademark infringement, continued sales of such products by that or any other third party could adversely impact the Company's business, financial condition and results of operations. See "Business -- Competition" and "Business -- Legal Proceedings."

  Dependence on Key Personnel

     The Company's continued success will depend upon its ability to retain Douglas B. Otto, its Chairman of the Board and Chief Executive Officer, Peter Benjamin, its President and Chief Operating Officer and a core group of key executive officers and employees. Mr. Otto and Mr. Benjamin have employment agreements with the Company through 2001 and 2000, respectively. Mr. Otto's agreement prohibits him from competing with the Company for one year following termination. However, none of the other executive officers is subject to agreements that restrict his or her ability to compete with the Company following termination of employment. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have an adverse impact on the Company's business.

  Intellectual Property

     The Company believes that its trademarks, technologies and designs are of great value. From time to time, the Company may be the subject of litigation challenging its ownership of certain intellectual property. Loss of the Company's Simple or Ugg trademark rights or the ability to use the licensed Teva trademarks could have a serious impact on the Company's business. Because of the importance of such intellectual property rights, the Company's business is subject to the risk of counterfeiting, parallel trade or intellectual property infringement.

  Economic Factors

     The Company's business is subject to economic conditions in the Company's major markets, including, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on the Company's business.

  Weather Conditions

     Sales of the Company's products, particularly those under the Teva and Ugg lines, are very sensitive to weather conditions. Extended periods of unusually cold weather during the spring and summer could adversely impact demand for the Company's Teva line. Likewise, unseasonably warm weather during the fall and winter months could adversely impact demand for the Company's Ugg product line.

  Tax Rate Changes

     If the Company were to encounter significant tax rate changes in the major markets in which it operates, it could have an adverse effect on its business.

  Substantial Ownership of the Company

     At December 31, 1999, Douglas B. Otto and all executive officers and directors of the Company, as a group, owned approximately 36.9% and 46.3%, respectively of the outstanding shares of the Company's Common Stock. Due to such ownership position, Mr. Otto, whether acting alone or together with one or more of the other executive officers of the Company, would likely be able to control the affairs and policies of the Company and would likely be able to elect a sufficient number of directors to control the Company's Board of Directors and to approve or disapprove any matter submitted to a vote of the stockholders. The ownership positions of Mr. Otto and the executive officers of the Company, as a group, together with the anti-takeover effects of certain provisions in the Delaware General Corporation Law (the "DGCL"), in the Company's Certificate of Incorporation and Bylaws, and in the Company's shareholder rights plan would likely have the effect of delaying, deferring or preventing a change in control of the Company. Such factors could have a negative effect on the market price of the Company's Common Stock.

     The Company adopted a shareholder rights plan in 1998 to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all stockholders. As part of the plan, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share (the Common Shares), of the Company.

     The dividend was payable to stockholders of record on December 1, 1998 (the Record Date). In addition, one Right shall be issued with each Common Share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date, in each case upon the issuance of the Company's common stock in connection with any of the foregoing. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the Preferred Shares), of the Company, at a price of $50.00, subject to adjustment.

     The rights have no voting power and expire on November 11, 2008. The rights may be redeemed by the Company for $.01 per right until the right becomes exercisable.

BUSINESS STRATEGY

     Management's mission is to build niche products into global brands and its business strategy is to offer diverse lines of footwear that emphasize functionality, quality, comfort and technical performance tailored to a variety of activities and demographic groups. Specifically, the Company's business strategy emphasizes the following elements:

     Introduce New Products under Existing Brands. The Company intends to leverage consumer recognition of its existing brands by developing and introducing additional innovative footwear products that satisfy the Company's high standards of practicality, comfort and quality. The Company believes the introduction of additional products at a variety of price points, such as the range of new models in its Teva, Simple and Ugg lines which are offered in the Company's 2000 product offerings, have broadened the Company's customer base, further diversified the Company's product lines, and helped reduce the effects of seasonality on the Company's sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality." Relying on the public awareness and demand for the Teva name, the Company has expanded this brand's product offering considerably for 2000. The Spring 2000 line includes the Wraptor performance running sandal, featuring a newly introduced strapping system which provides for a continuously adjusting fit, as well as other features normally found in high-performance running shoes. The Spring 2000 line also includes the addition of neoprene kayak booties, reef walkers and surf booties, walking sandals with newly introduced uppers, and several other newly introduced styles. For Fall 2000, the Company has significantly expanded its Teva offering with the introduction of hiking boots, featuring the Wraptor technology, and cold weather snow boots. Extensions of new introductions from 1999 include expanded offerings in the Bluewater series for boating enthusiasts and more styles added into the amphibious Torrent series of footwear for river guides, kayakers and rafters. As part of the Company's strategy for the Simple brand, the 2000 product line is targeting a younger consumer with "hipper" silhouettes that are more relevant to today's fashions. The line focuses on lifestyle comfort based products such as clogs, sandals, casuals and non-performance sneakers that are priced affordably. In 2000, the Company will expand its Ugg product line beyond its heritage boots and slippers by adding a variety of new, more streetwise and fashion products including clogs, chukka boots, moccasins and apres ski boots, as well as more weather-resistant boots with water resistant leathers.

     Pursue Additional Market Opportunities. Management intends to continue to consider new markets for its existing line of products. For the years ended December 31, 1999, 1998 and 1997 international net sales totaled $28,738,000, $24,194,000 and $26,704,000, representing 26.2%, 23.7% and 25.0% of net sales, respectively. Management believes that significant opportunities exist to market its products abroad and intends to selectively expand its distribution worldwide. To bolster these efforts, in 1997 the Company opened a European office to service the European market and an office in Japan to service the Asian market. In addition, the Company has hired experienced senior-level executives to manage its European and Asian markets in efforts to further expand sales in these markets.

     Acquire or Develop New Brands. The Company intends to continue to focus on identifying and building new brands for growth. The Company has been successful in the past in taking the concepts of entrepreneurs for innovative, fashionable footwear targeted at niche markets and building the products into viable brands and intends to continue to identify concepts for potential future niche products which have the potential of developing into successful brands or product lines.

PRODUCTS

     The Company currently offers three primary product lines: (1) Teva sport sandals and footwear; (2) Simple casual footwear; and (3) Ugg sheepskin footwear. Each of these lines, as well as individual models within these lines, is designed to appeal to various demographic groups. The Company's footwear products emphasize function, comfort and technical performance, and are suitable for a variety of demanding outdoor and athletic activities, as well as casual and everyday use. The Company's products are designed and marketed to promote a high level of brand name recognition and consumer appeal by combining functional and creative designs with quality materials and construction. The Teva footwear and the Simple footwear lines are generally previewed twice per year, once in the summer for deliveries that commence in the fall and once in the winter for the following back to school and fall season. The Ugg line of sheepskin footwear is generally previewed in the winter with most deliveries occurring in the following fall and winter. The following sets forth a summary description of each of the Company's primary product lines along with a range of domestic suggested retail prices.

     Teva Sport Sandals and Footwear. The Teva sport sandal is one of the first sport sandals to be developed and is popular among outdoor enthusiasts and the general public. The Company licenses the Teva patents and trademark from Mark Thatcher, a professional river guide who invented the Teva sport sandal. The terms of such licenses run through 2011, subject to achieving certain minimum sales levels beginning in 2004. Certain styles of the Teva sport sandal incorporate a proprietary strapping configuration ideally suited for outdoor activities such as hiking, boating and river rafting. This strapping system consists of high-quality nylon webbing or leather, is fully adjustable, and holds the foot firmly to the sandal's durable, cellular rubber, molded EVA, polyurethane or leather footbed. Teva sport sandals are extremely durable and many of the styles are water resistant. The Spring 2000 line includes nearly 100 different models designed for a variety of uses. The Wilderness Series, a category of sandals built for high performance and rugged outdoor use, includes 21 models of men's and women's sandals. The Utility Series includes 15 styles, combining elements of sport performance with casual everyday comfort. This series includes a variety of sandals, slides and thongs, including many of the brand's most popular styles. The Spring 2000 line includes an expanded variety of Precision sport sandals and footwear, including the newly-introduced Wraptor performance running sandal, an expanded offering of Circuit walking sandals, the Bluewater collection of boating and deck footwear and the XPD collection of sandals and footwear, featuring patterned uppers of performance air-mesh, water-resistant suede, nylon webbing and Dri-Tec linings. Continuing on the success of recent years, the Spring 2000 line includes 32 styles of men and women's leather casuals, including an updated version of the City Sport collection of women's casual sandals. The Spring 2000 Children's category has been expanded to include 9 different styles of nylon and leather sandals. The Fall 2000 line includes the introduction of several styles of closed footwear including a variety of hiking boots, neoprene booties, snowboots and leather casuals. The domestic manufacturer's suggested retail prices for adult sizes of Spring 2000 Teva footwear products range from $19.95 to $99.95.

     Simple Casual Footwear. The Simple line consists of casual shoes that combine the comfort and function of athletic footwear construction with the simple, understated styling of "back-to-basics," casual lifestyle footwear. For 2000, the Simple line has been refocused toward the teen and twenty-something market, where the brand had been successful in prior years. The Simple product line includes a variety of comfortable, fashionable, basic shoes for men and women including sneakers, sandals, slides, clogs and leather casuals. For Spring 2000, Simple is offering 54 models. The Spring 2000 collection reflects the Company's re-emphasis on a younger consumer, as evidenced by its expansion to 22 different models of sneakers. The Spring 2000 line also includes 23 different styles of clogs and leather casuals and 11 models of sandals for men and women. The domestic manufacturer's suggested retail prices for adult sizes for the Spring 2000 line range from $39.99 to $94.99.

     Ugg Sheepskin Footwear. Ugg is a line of authentic sheepskin footwear, popularized in Australia in the 1960's and 1970's. These sheepskin boots, slippers and other footwear styles have high-grade fleece linings which act as a natural insulator, keeping feet warm and comfortable. The 2000 Ugg line offers a range of 47 models of casual, fashionable and streetwise styles in various colors, including several new styles of shoes and boots for men and women. The 2000 line includes several styles with new innovative fashionable uppers and several styles with water resistant leather treatments to address more inclement weather conditions. The 2000 line also includes an updated "Street Collection" with products designed for more fashionable and functional everyday use in both warm and cold climates, including expansion of the Birch collection and the addition of the women's Solvang clog. The domestic manufacturer's suggested retail prices for adult sizes for the Ugg line range from $50.00 to $275.00

     The Company also sells imported hand-woven casual apparel under the Picante label, through a 50% owned subsidiary. Sales of this brand account for a minimal portion of the Company's revenues.

MARKETING AND DISTRIBUTION

     The Company's products are distributed throughout North America by a network of approximately 55 independent sales representatives, organized geographically, who make sales, visit retail stores to train personnel and review sales of the Company's footwear on a periodic basis. The Company's sales managers for each brand manage their networks of representatives, recruit experienced sales representatives in the industry and coordinate sales to national accounts. The Company currently sells its products internationally through independent distributors. The Company's goal is to promote retail sales of the Company's products at attractive profit margins for its accounts through selective distribution and marketing, targeted toward distinct groups of consumers. As a result of this approach, the Company's accounts have a strong incentive to devote greater selling space to the Company's products, and the Company is better able to assess consumer preferences, the future ordering needs of its customers and inventory requirements.

     The Company's principal domestic customers include specialty retailers, upscale department stores, outdoor retailers and athletic footwear stores which market products consistent with the Company's standards and, in the case of Teva, have been approved by the Company's licensor. The Company's five largest customers accounted for approximately 17.3% of the Company's net sales for the year ended December 31, 1999, compared to 17.5% for the year ended December 31, 1998. No single customer accounted for more than 10% of the Company's net sales for the years ended December 31, 1999 or 1998.

     In order to encourage accounts to place orders early in the season, the Company has implemented a preseason discount program under which accounts are offered discounts on preseason orders placed. The Company's strategy is to emphasize this "futures" program, as compared to "at once" sales, in order to stabilize its supply arrangements, reduce the risk of customer cancellations and to benefit from the significant positive impact of the program on the Company's inventory costs, sourcing schedule and allocation of marketing resources. Consistent with prior years, the Company offered an early delivery program for the spring 2000 season during the fourth quarter of 1999. This early delivery program allows the Company to reduce the impact of peak inventory warehouse utilization during the Spring and provides retailers the opportunity to have earlier sell through, lengthening the retail selling season and increasing the potential for inventory turns at retail. While the Company continues to see the benefits of these programs, in 1999 the Company focused efforts at balancing these benefits with the Company's continuing efforts to improve gross margin and cash flow. As a result, the Company reduced the discount offered and the extended payment terms associated with the fourth quarter of 1999 spring early delivery program.

     Domestic deliveries generally originate from the Company's 126,000 square foot warehouse facility in Ventura County, California. International deliveries originate from offshore factories or distribution centers in Canada and the Netherlands.

ADVERTISING AND PROMOTION

     The Company attempts to maximize the impact of its advertising, public relations and promotional expenditures by utilizing media that provide high visibility within targeted market segments. The Company's brand names are generally advertised and promoted through a variety of consumer print advertising campaigns in addition to highly visible editorial coverage in both consumer and trade publications. Retail presence and "point of purchase" materials along with production packaging provide additional visible brand support. The Company's in-house marketing departments for each brand work closely with targeted accounts in many aspects of these activities.

     The Company continues to advertise its Teva brand through a national print advertising campaign targeted at various different demographic groups. For its core outdoor market, Teva advertises in several outdoor-related magazines, including Backpacker, Outside, Mountain Bike, Paddler, and Climbing, among others. In addition, to promote its newly introduced Wraptor running sandal, Teva is advertising in Runner's World, Running Times, Sports Network, and Trail Runner, among other publications. With the broadened appeal of the Teva offerings, including the leather casual models, the Company has also focused its print advertising toward more mainstream print publications, including Men's Journal, Fast Company, Shape, Maxim, Self and Walking Magazine, among others. In addition, for its Spring 2000 line, the Company has pre-produced 30 and 60 second radio and television advertising spots which the Company makes available to its Teva retailers. These retailers add their tag-lines to the spots and use them to advertise in their regional markets.

     In order to maintain the Company's historically high visibility among core enthusiasts such as professional river rafters, kayakers, mountain bikers and rock climbers, Teva products are given or sold at professional discounts to members of this group. In order to further bolster the loyalty of these individuals, the Company offers a category called the "Wilderness Series," incorporating the latest technological developments and highest quality materials. In 1996, Teva was the official supplier to the United States Canoe and Kayak Team. Additionally, Ugg was selected by Champion Sportswear to provide footwear for the winter 1994 and the summer 1996 U.S. Olympic athletes. By outfitting these highly visible teams, the Company creates awareness among targeted consumers at relatively low cost.

     In addition, the Company has traveling promotional and technical representatives who represent the Teva brand at a wide variety of festivals, outdoor sporting events and competitions. Teva is sponsoring over thirty events in 2000. The highlight events include the Sea Otter Classic Bike Race, Teva Oregon Cup, Jeep Whitewater Festival, Grandma's Marathon, Ben & Jerry's Folk Festival, Vermont Free Reggae Festival, Reggae on the River, Teva Whitewater Cup, Gauley Festival and the Telluride Bluegrass Festival, among many others. The Teva mobile promotions team attends the events in dedicated promotional vehicles where they showcase Teva products and provide consumers with the opportunity to see and try on the latest styles.

     With respect to the Simple product line, the Company launched a national print advertising campaign which will appear this year in alternative and youth focused consumer magazines such as Wallpaper, Nylon, Jump and Blue. In addition, the marketing effort focuses around grass roots advertising that includes advertising on popcorn bags, billboards, website advertising and "Go Cards". A rigorous public relations campaign will focus on obtaining magazine editorial placement in addition to newspaper and television coverage. Recent public relations coverage has appeared in Footwear News, People Magazine, YM Magazine, Footwear Plus, Bikini Magazine, Shape Magazine, Code Magazine and Sportswear International. These public relations efforts have also resulted in Simple products appearing in feature films including: The League, starring Al Pacino, Cameron Diaz and James Woods; The Story of Us, starring Bruce Willis, Michelle Pfeiffer and Paul Reiser; Sundowning, starring Kirk Douglas and Dan Aykroyd; and Kimberly, starring Robert Mailhouse and Gabrielle Anwar.

     Simple launched its Website, www.simpleshoes.com, in October of 1999 and by fall 2000 will be updating the site to include consumer active chat rooms, photo essays and extensive dealer locators and links. It will also be state of the art in technology and capability while remaining visually clean and simple. Simple was awarded "Consumer Choice for Brand of the Year" by shoesonthenet.com for 1999.

     Simple's marketing efforts are performed internally by an in-house Simple marketing team, which works to promote the Simple brand positioning of being "simple" and "down to earth".

     In 2000, the Company plans to continue to build on the success of the Ugg 1999 national print advertising campaign. The Company continues to target a luxury consumer who seeks high quality, luxurious and fashionable products for cold weather. The Company expects to advertise Fall 2000 Ugg products in upscale publications such as In Style, Elle, Shape, Fashions of the NY Times and Vogue. In addition, the Company also continues to target the Ugg brand's core surf audience with ads in Surfing and Longboard magazines. Regional advertising in local newspapers rounds out the Company's Ugg print advertising program. In addition to this national print advertising campaign, the Ugg brand is being supported by national public relations and product placement efforts. In-house marketing personnel work closely with a public relations firm and a product placement agency to gain brand visibility in popular magazines, television shows and feature films.

Recent editorial coverage includes articles in magazines such as In Style, Cosmopolitan, Paper, Jane, YM Magazine, Shape, Self, and Us. Television coverage of Ugg product includes shows such as Dharma and Greg, Suddenly Susan, X Files, Mad About You, Dawson's Creek, 3rd Rock from the Sun, Friends, Will and Grace, Ally McBeal, 7th Heaven and Party of Five. These public relations efforts have also resulted in Ugg product appearances in the following feature films: Seven Girlfriends, starring Jamie Gertz and Mimi Rogers; Two Goldsteins, starring Elliot Gould and Alicia Witt; Hanging Up, starring Meg Ryan, Lisa Kudrow and Diane Keaton; Panic, starring William H. Macy and Neve Campbell; Snow Day, starring Chevy Chase; and More Dogs Than Bones, starring Whoopi Goldberg and Mercedes Ruehl.

     In 1999, 1998 and 1997, the Company incurred $5,602,000, $5,847,000 and
$4,096,000 respectively, for advertising, marketing and promotional expenses. In addition to these expenditures, the Company's 31 international distributors spend additional amounts for marketing the Company's brands within their respective territories. The Company is required under its Teva license agreement to spend a minimum amount for advertising and promoting the Teva products, based on a percentage of sales. Under the Company's Teva License Agreement, signed in June 1999, the Company has agreed to increase the Teva marketing expenditures, depending on sales levels and varying by territory. In addition to the minimum contractual marketing expenditures, the Company and the licensor have agreed to each contribute annually a certain percentage of sales toward the promotion of the Teva brand and trademark, with or without particular reference to individual Teva styles. The Company's obligations with respect to this additional Teva brand promotion begin in 2001.

DESIGN AND PRODUCT DEVELOPMENT

     The design and product development staff for each of the Company's brands creates and introduces new innovative footwear products that are consistent with the Company's standards of high quality, combined with comfort and functionality. In connection with the Company's 1999 streamlining, the Company was restructured from a Company organized by functions to a Company aligned by brand, with each brand as a separate profit center. As part of this streamlining, the previously existing design department was disbanded and reassigned to the Company's various brands. In doing so, the Company was able to eliminate certain positions, obtain efficiencies and reduce design and development costs considerably. As a result, research and development costs aggregated $1,607,000, $2,393,000 and $1,780,000 in 1999, 1998 and 1997,
respectively, reflecting the operational efficiencies gained in 1999.

     With respect to Teva, in order to ensure that the Company's high performance technical products continue to satisfy the requirements of its historical customer base of performance-oriented "core enthusiasts," the Company's design staff solicits comments and feedback from its licensor and professional outdoorsmen, as well as certain of its retailers, including REI, Track 'n Trail and L.L. Bean. Certain models are modified and technical innovations are developed in response to such comments and feedback. The Company adds new innovations, components and styles to its product line continually. For example, the Company recently designed and introduced new technologies in its Wraptor running sandals, Circuit walking sandals, Bluewater boating and deck footwear and its XPD line of innovative cross-terrain products. Also, the Fall 2000 Teva product line includes significant expansion into closed footwear styles, including snow boots and a line of hikers, featuring Teva's patent-pending Wraptor technology. In addition, for added traction and durability, the Company has incorporated Spider Rubber(TM) into several styles, including its high performance Wilderness Series.

     While Teva continues to develop high performance sport sandals by continually updating and designing new styles for this category, the Company also continues to increase its focus on the casual footwear market through its Teva, Simple and Ugg brands. The Company continues to introduce and offer new styles of leather and other casual footwear for men and women and has expanded its offering under its collection of Teva children's sandals for Spring 2000. The Company has also expanded the leather casuals offering under the Simple line for 2000. By monitoring changes in consumer lifestyles and preferences and then focusing first on function and practicality, the Company develops footwear designed to appeal to quality-minded consumers seeking comfortable casual footwear.

     At the time of the Company's 1995 acquisition of Ugg Holdings, Inc., the basic Ugg product needed to be updated and to be sourced at lower costs. Since then, the Company has taken steps to update the Ugg products and make them functional for use in cold and wet climates. For example, the popular Ultra styles of men's and women's boots have been updated with new lug outsoles to improve traction. In addition, the 2000 Ugg line includes an updated "Street Collection" with products designed for more fashionable and functional everyday use in both warm and cold climates. New Ugg additions for 2000 include the Solvang clog, an expanded Birch collection, an expanded Fluff collection, and the Adirondack collection of all weather boots and chukkas. More fashionable and unique upper styles help to differentiate Ugg from the low cost imitation brands.

     Integral factors in the design and product development process include an evaluation of the availability and cost of raw materials, the capabilities of the factories that will manufacture products and the target retail cost of new models and lines. The design and development staff works closely with brand management to develop new styles of footwear and components for their various product lines. Drawings and prototypes are utilized to produce samples of proposed new concepts. Throughout the development process, members of the design staff coordinate closely with each other and with the Company's product development, manufacturing and sourcing personnel toward a common goal of developing and sourcing a high-quality product that will be delivered on a timely basis. The Company endeavors to minimize the risk of changing fashion trends by offering a diverse line of functional products and closely monitoring sales to its accounts after introduction.

PRODUCT SOURCING

     The Company currently sources the majority of its Teva footwear from the Far East, and sources a small portion from Costa Rica. In addition, the Company imports nearly all of its finished Simple footwear from independent contract manufacturers in the Far East and imports the majority of its finished Ugg footwear from independent contract manufacturers in Australia, New Zealand and the Far East. The majority of Picante casual apparel is manufactured in Guatemala at a wholly owned subsidiary of Heirlooms, Inc., a 50% owned subsidiary of the Company.

     In 1997 and 1998, the Company closed its California and Mexican manufacturing facilities. As a result of the closure of these facilities, the Company is no longer involved in the direct manufacture of footwear, but rather sources completed footwear entirely from independent subcontractors. As the Company continues to grow, it expects to continue to rely heavily on its independent subcontractors for its sourcing needs.

     The manufacturing of footwear by the Company's independent subcontractors is performed in accordance with detailed specifications provided by the Company and is subject to quality control standards. In efforts to ensure the production of high quality products, many of the materials and components used in production are purchased from independent suppliers designated by the Company. The Company believes that its completed footwear as well as the various raw materials and components used in the manufacture of the footwear, including rubber, leather, nylon webbing and sheepskin, are generally available from multiple sources at competitive prices.

     The Company generally does not have any long-term agreements with the manufacturers or suppliers of its products, but does business based on individual purchase orders.

QUALITY CONTROL

     The Company has instituted inspections and other procedures to satisfy the high quality demanded by users of the Company's products. The Company's quality assurance program includes inspection procedures at the factory level as well as a final inspection upon arrival at the Company's distribution center. The Company uses on-site inspectors at its independent suppliers who oversee the production process and perform quality assurance inspections. In addition, the products undergo further inspection procedures prior to being accepted at the Company's distribution center.

LICENSES

     Teva License. The Company has been selling its Teva line of sport sandals and other footwear since 1985 pursuant to various license arrangements with Mark Thatcher, the inventor of the Teva sport sandal and the owner of the Teva patents and trademark. Mr. Thatcher owns five United States patents on designs used in Teva sport sandals and has a United States trademark registration for the Teva mark.

     On June 7, 1999, the Company signed a new license agreement (the "License Agreement") for Teva, which became effective January 1, 2000. Under the License Agreement, the Company has the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. Apparel and other non-footwear products are not covered by the License Agreement. The License Agreement is automatically renewable through 2008 and through 2011 under two renewal options, provided that minimum required sales levels are achieved. These minimum annual sales levels are established at amounts which are in excess of the annual sales levels which have been achieved to date.

     As with the previous arrangement, the License Agreement provides for a sliding scale of royalty rates, depending on sales levels, and includes guaranteed minimum annual royalty amounts. Additionally, the License Agreement provides for an increase in the required amount of marketing expenditures, depending on sales levels and varying by territory. In addition to the minimum contractual marketing expenditures, the Company and the licensor have agreed to each contribute annually a certain percentage of sales toward the promotion of the Teva brand and trademark, with or without particular reference to individual Teva styles. The Company's obligations with respect to this additional Teva brand promotion begin in 2001.

     As additional consideration, the Company paid the licensor a licensing fee of $1,000,000 and issued the licensor 428,743 shares of its previously unissued common stock valued at $1,608,000. The Company has recorded the license as an intangible asset equal to the cash and fair market value of the stock issued on the date of the License Agreement. These shares are subject to various contractual and other holding period requirements. In addition, the Company has agreed to grant the licensor not less than 50,000 stock options on the Company's common stock annually, at the fair market value on the date of grant.

     The licensor retains the rights to approve the quality of the licensed products produced, all marketing, advertising and promotional plans and materials, and the distribution channels and customers to whom the Company can sell the licensed products. In addition, the License Agreement provides for minimum annual research and development spending levels for the Company with respect to the Teva products and restricts the volume of closeouts and seconds which the Company is able to sell each year.

     The License Agreement provides that the licensor, in his sole discretion, may take any action against parties believed to be infringing upon the licensor's trademark, patents and other intellectual property. The licensor is fully responsible for any legal and other costs incurred in such actions and is entitled to any recovery resulting from the actions. The Company may not participate in any such action or in any other action regarding the infringement of the Teva intellectual property without the licensor's prior written consent.

     In the event that the license term is automatically renewed beyond 2004, the Company must achieve minimum annual sales levels for the years 2005 through 2011. These minimum annual sales levels are based upon certain percentages of net sales in the preceding calendar year. If the Company is not able to achieve the minimum annual sales levels for two years during a renewal term, the License Agreement can be terminated at the option of the licensor.

     During the term of the License Agreement, including the renewal terms, the Company is prohibited from manufacturing, marketing, selling and distributing any sandals other than Teva sandals. In addition, for the two years following the termination of the License Agreement, the Company is prohibited from manufacturing, marketing, selling and distributing sandals, in general. However, the Company may continue to manufacture, market, sell and distribute all styles and models of sandals offered under its Simple product line which existed as of the date of the License Agreement as well as all styles subsequently approved by the licensor.

     The License Agreement can be terminated under several circumstances, if they remain uncured for specific periods of time. These circumstances include the following, among others: if either party becomes insolvent or bankrupt; if the Company offers sandals which compete with the Teva products or otherwise engages in activities which compete with the Teva products; if the Company transfers substantially all of its property or stock to other parties; if the Company sells unapproved merchandise in violation of the License Agreement; or if the Company or the licensor otherwise violate or breach the terms of the License Agreement.

     The Company also received an option to buy Teva and all of its assets, including all worldwide rights to all Teva products (the "Option Agreement"). The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. The option price includes a cash component, as well as the issuance of the Company's common stock and additional options to purchase the Company's common stock. In addition, upon exercise of the purchase option, the Company has agreed to employ the licensor and a key employee of the licensor for a period of five years and to nominate and effect the election of the licensor to the Company's Board of Directors. The Company's option is exercisable during the period from January 1, 2000 to December 31, 2001 and during the period from January 1, 2006 to December 31, 2008. The Company is currently evaluating the possibility of exercising the option in the January 1, 2000 to December 31, 2001 period. The payment of the purchase price must be completed within 90 days of the exercise of the purchase option. If the Company exercises its purchase option, but subsequently fails to complete the purchase within the 90 day payment period, the purchase option and the Option Agreement will automatically be terminated. If the Company does not elect to exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company's earnings before interest, taxes, depreciation and amortization.

     In 1996, the Company exercised its right of first refusal with respect to the licensing of apparel under the Teva name and began selling Teva apparel in 1997. Under the apparel license agreement, the Company had the exclusive rights to manufacture and sell Teva apparel in the United States, Canada, Mexico, Japan and other countries in the world where licensor has registered Teva as a trademark and the Company has received licensor's written approval. The Company intends to continue to deliver its Spring 2000 Teva apparel line under the previous apparel license agreement. Following the Spring 2000 season, the Company intends to discontinue Teva apparel. The licensor is currently evaluating other potential licensees for Teva apparel.

HEIRLOOMS, INC. AGREEMENT

     The Company and Bob Eason, the designer and founder of Picante clothing, entered into an agreement that became effective in December 1993, pursuant to which the Company became a 50% owner of Heirlooms, Inc. ("Heirlooms"), the manufacturer and distributor of Picante clothing. Mr. Eason transferred to Heirlooms all of his rights to the related products. The Company has also agreed to extend credit to Heirlooms, which aggregated $3,211,000 at December 31, 1999. All obligations of Heirlooms to the Company under such credit arrangement are secured by the assets of Heirlooms. Mr. Eason is employed as President of Heirlooms on an at-will basis.

PATENTS AND TRADEMARKS

     Mr. Thatcher holds five United States patents and one patent in each of Australia, New Zealand, Korea, Germany, France and the United Kingdom for Teva footwear. As a result of the expiration of the applicable period during which foreign patent applications were required to have been filed, Mr. Thatcher does not and cannot hold such patent rights in other countries. Mr. Thatcher also currently holds Teva trademark rights in the United States and in several other countries, including, among others, France, Germany, the United Kingdom, Japan and Australia. Mr. Thatcher's patent and trademark rights are licensed to the Company under the license agreements discussed previously. Both the Company and Mr. Thatcher regard such proprietary rights as valuable assets, and the Company cooperates with Mr. Thatcher in vigorously protecting such rights against infringement by third parties. To date, Mr. Thatcher has successfully enforced his patent and trademark rights in all 20 concluded lawsuits brought against such third parties. Under certain circumstances, if Mr. Thatcher declines to challenge a potential infringement, the Company may bring an infringement action at its own cost, with Mr. Thatcher's prior written consent. See "Licenses -- Teva License."

     The Company owns the Simple and Ugg trademarks and has applied for or received registrations for them in the United States and in many foreign countries. The Company has selectively registered style category names and marketing slogans. In addition, the Company holds two design patents for its footwear products.

     The Company has acquired the patent and trademarks for Alp(R) sport sandals and has registered the Deckers trademark. The trademark registrations for the Picante mark in the United States and Benelux (Belgium, Netherlands and Luxembourg) and the mark for Rancho Picante in the United States are currently held by Heirlooms, Inc.

BACKLOG

     Historically, the Company has encouraged and has received a significant portion of its orders as preseason orders, which are generally placed by customers approximately four to eight months prior to shipment date. The Company has emphasized this "futures" business, as compared to "at once" sales, as it allows the Company to better forecast its inventory requirements and assists with the Company's sourcing schedule. As a result, the Company provides its customers with incentives to participate in such preseason programs. Unfilled customer orders ("backlog"), as of any date, represent orders scheduled to be shipped at a future date and do not represent firm sales. The mix of future and immediate delivery orders can vary significantly from quarter to quarter and year to year. The backlog as of a particular date is affected by a number of factors, including seasonality and the scheduling of manufacture and shipment of products as well as variations in the quarter to quarter and year to year preseason incentive programs. As a result, comparisons of backlog from period to period are not meaningful and the Company's backlog at any given time is generally not indicative of sales levels expected to be achieved in the future.

COMPETITION

     The casual, outdoor and athletic footwear markets are highly competitive. The Company believes that currently its largest competitors of the Teva line are Nike, Adidas, Timberland, Columbia and Salomon. The principal competitors of Simple's casual line include DKNY, Steve Madden, Nine West, Doc Marten and Kenneth Cole and of Simple's sneakers line include Skechers, Tommy Hilfiger, Polo Sport, Vans and Airwalk. Ugg's competitors include Acorn, Aussie Dogs and Minnetonka, as well as retailers' private label footwear.

     Competition in the Company's footwear is primarily based on brand awareness, product quality, design, price points, fashion appeal, marketing, distribution, performance and brand positioning. The Company's Teva line of footwear competes primarily on the basis of its authenticity and consumer brand recognition as one of the first sandals of its kind, as well as its high performance nature and its diversity of styles offered. In addition, several of the most popular styles employ a distinctive patented strapping system, which contributes to performance and the brand's consumer recognition. The Company competes through its Simple line as an alternative brand offering a diversity of simple, back-to-basics styles designed for a variety of recreational and leisure activities. Ugg competes primarily on the basis of its authenticity as well as its brand name recognition, identifiable with the United States sheepskin footwear market. The Company believes its business strategy has resulted in increased awareness for its brands. However, no assurance can be given that in the future the Company will be able to maintain or further increase its brand awareness, maintain or increase its market share or respond to changing consumer preferences.

RISKS OF FOREIGN OPERATIONS/RESTRICTIONS ON IMPORTS

     The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other non-tariff barriers (e.g., quotas), the cost of transportation, restrictions on the transfer of funds, labor unrest and strikes, and in certain parts of the world, political instability. Countries where the Company's products are manufactured and sold may, from time to time, seek to increase customs duties or impose other non-tariff barriers (e.g., quotas), all of which have the potential to affect the Company's operations and its ability to maintain or increase the current level of importation of the Company's products. The Company is unable to predict the likelihood or frequency of the occurrence of any of these events.

     The products imported by the Company into the United States are subject to various duty rates which are established by law. At the present time these duties range between 8.5% and 12.5% of the entered value of footwear with uppers made principally of leather or sheepskin, and 6.0% and 37.5%, plus $.90 per pair, of the entered value of footwear with uppers made principally of synthetic textiles or plastic. Certain products imported by the Company are exempt from duties pursuant to laws pertaining to products manufactured in certain beneficiary countries. "Entered value" means the value taken into account for purposes of determining the amount of any customs duties or any other duties which may be imposed on the importation of any property. In general, the entered value is normally based on the price paid or payable by the Company to the seller of the imported merchandise. Certain footwear and components manufactured in countries designated as beneficiary countries for purposes of the Caribbean Basin Economic Recovery Act, using components and ingredients of United States origin, may be imported without payment of duties. Tariff preferences are also available pursuant to the North American Free Trade Agreement for qualifying footwear products and components originating in Mexico or Canada.

     From time to time, the Company may be subject to claims for additional duties arising as a result of the United States Customs Service, or similar agencies of foreign countries, disagreeing with the classification and/or valuation used by the Company to enter various styles of footwear.

     The United States Trade Representative ("USTR") is required by the Trade Act of 1974, as amended by the Trade and Tariff Act of 1984, the Omnibus Trade and Competitiveness Act of 1988 and the 1994 Uruguay Round Agreements Act to submit an annual National Trade Estimates Report on Foreign Trade Barriers (the "NTE Report") identifying significant restrictions or barriers on United States access to foreign markets. In January 1999, the President reinstated, by Executive Order, the "Super 301" Provisions of the Trade Act. Relying on the NTE Report, the USTR is required to report to Congress any trade barriers, trade distorting practices and particular countries identified as priorities for trade liberalization.

     On April 30, 1997, the USTR designated China for monitoring under Section 306 of the 1974 Trade Act. This provision focuses on compliance with bilateral trade agreements and allows the U.S. government to impose a variety of sanctions if a party fails to comply with the terms of a bilateral agreement. The USTR noted on April 30, 1999, that the United States will continue to monitor China's commitment under the 1995 IPR Enforcement Agreement and the June 17, 1996 IPR Accord to insure compliance.

     In June 1999, President Clinton extended non-discriminating "normal trade relations" ("NTR," formerly "most favored nation") trading status with China through June 2000. While NTR status has been extended for another year, this topic has traditionally been the subject of vigorous debate, and the Company is unable to predict if the United States will revoke China's NTR status at some point in the future. If a revocation of NTR status were to occur, it would result in significantly higher duties on imports from China.

     On April 30, 1999, the USTR announced that 37 countries had been placed on the "special 301" watch list and 16 countries on the priority watch list because of intellectual property protection concerns. Watch list countries include:
Australia, Canada, Denmark, Costa Rica, and Korea. The Company is unable to predict whether or not additional countries will be added to the priority watch list, or if any other actions will be imposed by the United States and if such actions were taken, whether such actions would include footwear imports or otherwise result in increased costs for the Company's products or restrict the supply of footwear, generally, or of the Company's footwear in particular.

     The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company believes that this opinion is inappropriate and is working with Dutch Customs to resolve the situation. In the event that Dutch Customs makes a final determination that such styles are covered by the anti-dumping provisions, the

Company expects that it would have an exposure to prior unpaid anti-dumping duties for 1997 of up to approximately $500,000. In addition, if Dutch Customs determines that these styles are covered by the legislation, the duty amounts could cause the affected Teva products to be too costly to import into Europe from China in the future. As a precautionary measure, the Company has obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future.

     The European communities also impose quantitative limits on imports from China of certain leather upper and textile upper footwear. The Company is unable to predict how long the anti-dumping duty and import quota restrictions will remain in effect or changes in the scope or severity of such restrictions.

EMPLOYEES

     At December 31, 1999, the Company employed approximately 112 full-time employees in its U.S. facilities, 7 at its European subsidiary and 28 at its Hong Kong subsidiaries, none of whom is represented by a union. The Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company leases approximately 30,000 square feet for its corporate offices in Goleta, California and approximately 126,000 square feet for its warehouse facility in Ventura County, California. The Company also leases approximately 1,000 square feet of office space in the Netherlands for its European sales and marketing efforts, approximately 2,000 square feet of office space in Macau for its Far East staff and less than 1,000 square feet of office space in Japan to support the Asian sales efforts. The terms of the lease for the Company's European facilities call for "at-will" termination. The Company paid approximately $1,091,000 in rent for all of its facilities in 1999. The terms of the leases for the Company's corporate offices and its Ventura County warehouse expire in 2001. The lease for the Company's Macau office space expires in August 2000 and the Japanese office is rented on a month-to-month basis. The Company's Ugg subsidiary leases approximately 23,000 square feet of office and manufacturing space in Oregon through March 2000 which it has subleased, as Ugg's operations have been consolidated with the Company's other facilities. The Company believes that its existing corporate, manufacturing and warehousing space will be adequate to meet its current and foreseeable requirements, and that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     An action was brought against the Company in 1995 in the United States District Court, District of Montana (Missoula Division), by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, "Molly") which alleged, among other things, that the Company violated a non-disclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in March 1999 aggregating $1,785,000 for the two plaintiffs. The Company is appealing the verdict and continues to believe such claims are without merit. The Company intends to continue contesting this claim vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the National Market System of the NASDAQ stock market (the "NMS") under the symbol "DECK."

     As of February 29, 2000, the number of holders of record of the Common Stock was 155, and the number of beneficial owners was approximately 1,650.

                                                           1999              1998
                                                      --------------    --------------
                                                      HIGH      LOW     HIGH      LOW
                                                      -----    -----    -----    -----
First Quarter.......................................  $3.56    $1.75    $8.50    $7.13
Second Quarter......................................   5.25     1.88     7.94     6.63
Third Quarter.......................................   4.13     2.75     7.50     4.56
Fourth Quarter......................................   3.63     2.56     5.25     1.25

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

     In June 1999, the Company issued 428,743 shares of Common Stock to Mark Thatcher, the licensor of the Teva patents and trademark. The shares were issued in connection with the Teva license agreement, as partial consideration to Mr. Thatcher for the license agreement. The issuance of the shares to Mr. Thatcher was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such act.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 1999.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
Net sales...................................  $109,666   $102,172   $106,713   $101,838   $102,334
Cost of sales...............................    64,538     65,592     62,453     61,009     65,856
                                              --------   --------   --------   --------   --------
          Gross profit......................    45,128     36,580     44,260     40,829     36,478
Selling, general and administrative
  expenses..................................    38,378     39,378     35,648     32,989     32,373
Loss on factory closure.....................        --         --        500         --         --
                                              --------   --------   --------   --------   --------
          Earnings (loss) from operations...     6,750     (2,798)     8,112      7,840      4,105
Other expense...............................     1,508      1,320        143      1,241      1,382
                                              --------   --------   --------   --------   --------
          Earnings (loss) before income
            taxes (benefit).................     5,242     (4,118)     7,969      6,599      2,723
Income taxes (benefit)......................     2,358     (1,211)     3,445      2,943      1,287
                                              --------   --------   --------   --------   --------
          Net earnings (loss)...............  $  2,884   $ (2,907)  $  4,524   $  3,656   $  1,436
                                              ========   ========   ========   ========   ========
Net earnings (loss) per common share:
  Basic.....................................  $    .33   $   (.34)  $    .50   $    .40   $    .13
  Diluted...................................  $    .32   $   (.34)  $    .50   $    .39   $    .13
                                              ========   ========   ========   ========   ========
Weighted-average common shares outstanding:
  Basic.....................................     8,834      8,632      8,961      9,248      9,324
  Diluted...................................     8,981      8,632      9,012      9,292      9,352
                                              ========   ========   ========   ========   ========

                                                                AT DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA
Current assets..............................  $ 49,044   $ 59,309   $ 48,801   $ 49,348   $ 50,031
Current liabilities.........................    10,386     17,174      9,579      9,618      6,262
Total assets................................    73,482     84,373     74,693     74,897     74,917
Long-term debt, less current installments...     6,276     15,199      7,983     10,290     15,170
Total stockholders' equity..................    56,820     52,000     57,131     54,989     53,485
                                              ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and operating expense expectations, the potential imposition of certain customs duties, the potential impact of certain litigation, the potential impact of the Year 2000 on the Company and the impact of seasonality on the Company's operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying "Risk Factors" section, the last paragraph under "Liquidity and Capital Resources", the discussion under "Seasonality" and other sections of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The following table is derived from the Company's statement of operations and sets forth, for the periods indicated, certain operating data as a percentage of net sales.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   58.8      64.2      58.5
                                                              -----     -----     -----
          Gross profit......................................   41.2      35.8      41.5
Selling, general and administrative expenses................   35.0      38.5      33.4
Loss on factory closure.....................................    0.0       0.0       0.5
                                                              -----     -----     -----
          Earnings (loss) from operations...................    6.2      (2.7)      7.6
Other expense...............................................    1.4       1.3       0.2
                                                              -----     -----     -----
          Earnings (loss) before income taxes (benefit).....    4.8      (4.0)      7.4
Income taxes (benefit)......................................    2.2      (1.2)      3.2
                                                              -----     -----     -----
Net earnings (loss).........................................    2.6%     (2.8)%     4.2%
                                                              =====     =====     =====

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales increased by $7,494,000, or 7.3%, between the years ended December 31, 1999 and 1998. Aggregate net sales of Teva increased to $79,935,000 for the year ended December 31, 1999 from $67,916,000 for the year ended December 31, 1998, a 17.7% increase. This increase was a result of an expansion of the overall sandal market, strength in international markets and a general increase in the popularity of the Teva brand. Net sales of Teva represented 72.9% and 66.5% of net sales in the years ended December 31, 1999 and 1998, respectively. Net sales of footwear under the Simple product line decreased 23.1% to $15,329,000 from $19,939,000 from the year ended December 31, 1998. The decrease in Simple sales resulted from an unsuccessful attempt at positioning the brand to appeal to older customers. The brand has since been refocused to appeal to the teen and twenty-something market, where the brand had been successful in prior years. Net sales of Ugg increased 11.3% to $11,920,000 for the year ended December 31, 1999 from $10,710,000 for the year ended December 31, 1998. This increase was primarily due to a successful third quarter early delivery program, which caused retailers to carry the goods at retail earlier in the season, resulting in additional sales. Also, the Company successfully launched several new styles under the Birch series of casual Ugg footwear in 1999, appealing to a broader customer base. Overall, international sales for all of the Company's products increased 18.8% to $28,738,000 from $24,194,000, representing 26.2% of net sales in 1999 and 23.7% in 1998, reflecting continued expansion in the European and Asian markets. The volume of footwear sold increased 5.1% to 4,143,000 pairs during the year ended December 31, 1999 from 3,941,000 pairs during the year ended December 31, 1998, for the reasons discussed above.

     The weighted-average wholesale price per pair sold during the year ended December 31, 1999 increased 2.5% to $25.46 from $24.84 for the year ended December 31, 1998. The increase was primarily due to a reduced impact of closeouts and discounts in 1999, partially offset by the impact of a shift in sales mix toward international sales, which generally have a lower average selling price than sales in the domestic market.

     Cost of sales decreased by $1,054,000, or 1.6%, to $64,538,000 for the year ended December 31, 1999, compared with $65,592,000 for the year ended December 31, 1998. Gross profit increased by $8,548,000, or 23.4%, to $45,128,000 for the year ended December 31, 1999 from $36,580,000 for the year ended December 31, 1998 and increased as a percentage of net sales to 41.2% from 35.8%. The increase was primarily due to the non-recurrence of the significant charges incurred in 1998. These charges included raw materials write-downs, partially as a result of the closure of the Company's Mexican manufacturing facility in the third quarter of 1998, significant finished goods inventory write-downs, primarily related to the Simple brand, and a product recall on the Teva nylon infant sandals due to a defect in production by a contract manufacturer. In addition, the increase in gross margin was due to improved product sourcing and pricing and a reduction in materials and finished goods write-downs. The gross margin increase was also attributed to the Company's exit from the footwear components business in the latter half of 1998, which business typically carried a low gross margin.

     Selling, general and administrative expenses decreased by $1,000,000, or 2.5%, for the year ended December 31, 1999, compared with the year ended December 31, 1998, and decreased as a percentage of net sales to 35.0% in 1999 from 38.5% in 1998. The decrease in selling, general and administrative expenses was primarily due to lower payroll and related costs resulting from the 1999 reorganization, reduced costs at the Company's overseas locations, and lower marketing and advertising expenditures. In addition, the Company greatly improved its cost control efforts in general in 1999. These improvements were partially offset by increased bad debt expenses, legal and other costs associated with the Company's Molly litigation, and employee severance costs related to the Company's reorganization in 1999.

     Net interest expense increased to $1,404,000 for the year ended December 31, 1999 from $1,171,000 for the year ended December 31, 1998, primarily due to an increase in the average outstanding borrowings under the Company's credit facility during the first six months of 1999 versus the same period of 1998. This was partially offset by the impact of lower average outstanding borrowings in the last half of the year and lower average borrowing rates in 1999 than in 1998.

     For the year ended December 31, 1999, income tax expense was $2,358,000, representing an effective income tax rate of 45.0%. For the year ended December 31, 1998, the Company experienced an income tax benefit of $1,211,000, as a result of the Company's loss for the period, reflecting the Company's ability to recover income taxes previously paid. This represented an effective income tax rate of 29.4% in 1998. The difference in the effective income tax rate as compared to the expected rate is largely attributed to the impact of non-deductible expense items, primarily goodwill amortization and state income tax expenses.

     For the year ended December 31, 1999, the Company's net earnings increased to $2,884,000 compared to a net loss of $2,907,000 for the year ended December 31, 1998, for the reasons discussed above.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales decreased by $4,541,000, or 4.3%, between the years ended December 31, 1998 and 1997. Sales of the Teva line increased to $67,916,000 for the year ended December 31, 1998 from $61,863,000 for the year ended December 31, 1997, a 9.8% increase. The increase in Teva sales was partially due to an increase in sales under the Company's early delivery program in 1998, compared to that in 1997. Under this program, retailers were encouraged to take early delivery of spring product in the fourth quarter in an effort to expand the length of the selling season. In addition, the Company introduced several successful new styles and experienced a general increase in demand for the Teva products. Sales of Teva products represented 66.5% and 58.0% of net sales for the years ended December 31, 1998 and 1997, respectively. Net sales of footwear under the Simple product line decreased 31.0% to $19,939,000 from $28,901,000 between the years ended December 31, 1998 and 1997. Simple sales represented 19.5% of sales in 1998 and 27.1% of sales in 1997. The decrease in Simple sales occurred due to a decline in demand for Simple products caused by a variety of factors, including competition, an abundance of similar products at retail, and a general decrease in the popularity of the products. Sales of Ugg footwear increased 16.8% to $10,710,000 in 1998 from $9,169,000 in 1997, representing

10.5% of sales for the year ended December 31, 1998 and 8.6% for the year ended December 31, 1997. The increase in Ugg sales was due to a general increase in demand for the products, caused in part by an improved print advertising and public relations campaign in 1998. In addition, the Company's overall sales declined as the Company exited two businesses since 1997. The Company sold its interest in the Trukke line of winter sport boots effective December 31, 1997 and ceased its business of supplying of footwear components for independent factories in the Far East during the third quarter of 1998. In the aggregate, the reduced sales contribution from these two businesses was $2,928,000. Overall, international sales for all of the Company's products decreased 9.4% to $24,194,000 from $26,704,000, representing 23.7% of net sales in 1998 and 25.0%
in 1997. This decrease in international sales was caused in part by the reduction in sales of footwear components in the Far East, when the Company exited that business in 1998. The volume of footwear sold worldwide increased 2.0% to 3,941,000 pairs during the year ended December 31, 1998 from 3,865,000 pairs during the year ended December 31, 1997, for the reasons discussed above.

     The weighted-average wholesale price per pair sold during the year ended December 31, 1998 decreased by 4.4% to $24.84 from $25.97 for the year ended December 31, 1997. The decrease occurred as a result of an increase in the proportion of footwear sold at closeout prices in 1998 compared to 1997, primarily related to the Simple line.

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

OUTLOOK

     Sales and Operating Expense Expectations. The Company's sales under the Teva product line increased to a record $79,935,000 in 1999. For 2000, the Company expects net sales of Teva to be relatively flat compared to 1999, reflecting the effects of two offsetting factors. Domestically, the Company expects lower sales to retailers in the athletic footwear channels as a result of apparent weakness in this segment of the market. The Company expects this decrease to be offset by continued expansion in its international markets, particularly in Europe and Asia, and through its greatly expanded Fall 2000 product offering of closed footwear.

     The Company experienced an 11.3% increase in Ugg sales in 1999. The Company currently expects a continued increase in Ugg sales for 2000, as the Company focuses on geographical expansion outside of California and product diversification in its casual footwear offering.

     For 1999, Simple sales declined 23.1% compared to 1998. The Company is refocusing its Simple efforts toward the teen and twenty-something market, where the Simple brand had been successful years ago. The Company currently expects sales under the Simple line to increase in 2000 compared to 1999.

     The Company's selling, general and administrative expenses decreased to 35.0% of sales in 1999 from 38.5% of sales in 1998. The Company plans to continue to focus on improving its operating efficiencies in 2000, and expects that the resulting selling, general and administrative expenses will continue to decrease as a percentage of sales in 2000.

     Year 2000 Issue. The Year 2000 issue results from computer hardware or software programs written using two digits to identify the year. These computer programs and hardware were designed and developed without consideration of the impact of the change in the century. As a result, without correction, such systems may not be able to properly distinguish between years that begin with a "20" and years that begin with a "19". If not corrected, such hardware and software programs could create erroneous information by or at the year 2000, causing the Company, or its customers or suppliers, to become unable to process normal business transactions accurately or at all.

     The Company is not aware of any material Year 2000 failures which have occurred in its systems or at its key business partners. While the Company believes that it has achieved Year 2000 compliance, the Company's Year 2000 compliance is still subject to additional risks including the following, among others: the Company's failure to adequately identify and analyze issues, failure to identify a Year 2000 system failure within its internal systems or at a key business partner, failure to convert to compliant systems, failure to fully test converted systems, and failure to implement compliant systems; unanticipated issues or delays in any of the phases of the Company's strategy; the inability of customers, suppliers and other business partners to identify and communicate any potential Year 2000 system failures which they experience; and the breakdown of local and global infrastructures resulting from the non-compliance of utilities, banking systems, transportation, government and communications systems.

     The Company's above assessment of the risks associated with Year 2000 issues is forward-looking. Actual results may vary for a variety of reasons including those described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At December 31, 1999, working capital was $38,658,000 including $1,633,000 of cash. Cash provided by operating activities aggregated $18,209,000 for the year ended December 31, 1999. Trade accounts receivable decreased 10.2% since December 31, 1998, reflecting the decrease in sales during the fourth quarter of 1999 compared to the fourth quarter of 1998, caused by a reduction in both the discounts and extended payment terms offered as incentives for the Teva early delivery program, as well as the effect of the warm holiday weather on Ugg reorders. The changes in the Teva program were made as part of the Company's ongoing efforts to improve gross margin and cash flow. Inventories decreased 23.5% since December 31, 1998 as a result of several factors, including a change in the European fulfillment process such that the Company no longer maintains a stock of goods in Europe, but rather fills distributor orders via goods shipped directly from independent factories to a European distribution center, where the goods are immediately transferred to the distributors. In addition, the Company reduced its footwear raw materials inventory to zero, marking the completion of its transition from footwear manufacturing.

     On January 21, 1999, the Company entered into a new revolving credit facility (the "Facility") with a new lender. The new Facility provides a maximum availability of $50,000,000, subject to a borrowing base of up to 85% of eligible accounts receivables, as defined, and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (8.50% at December 31, 1999), or at the Company's election at an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company. The agreement underlying the Facility includes a tangible net worth covenant, requiring the Company to maintain tangible net worth, as defined, of $30,000,000. The Company was in compliance with this covenant at December 31, 1999. As a result of the Company's signing of the new Teva license agreement in 1999, the expiration of the Facility has been extended through January 21, 2002. At December 31, 1999, the Company had outstanding borrowings of $5,834,000 under the Facility and had outstanding letters of credit aggregating $3,561,000.

     Under the terms of the Facility, if the Company terminates the arrangement prior to the expiration date of the Facility, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the Facility's commitment amount, depending upon when such termination occurs.

     Capital expenditures totaled $947,000 for the year ended December 31, 1999. The Company's capital expenditures related primarily to molds purchased for use in the production process as well as various computer hardware and software purchases. The Company currently has no material future commitments for capital expenditures.

     The Company's Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company's cash availability. Under this program, the Company repurchased approximately 973,000 shares for aggregate cash consideration of approximately $7,499,000 through December 31, 1998. No shares were repurchased during the year ended December 31, 1999. At December 31, 1999, approximately 1,227,000 shares remain available for repurchase under the program.

     On June 7, 1999, the Company signed a new license agreement (the "License Agreement") for Teva, which becomes effective January 1, 2000. Under the License Agreement, the Company receives the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. The License Agreement is automatically renewable through 2008 and through 2011 under two renewal options, provided that minimum required sales levels are achieved. As with the previous arrangement, the new license agreement provides for a sliding scale of royalty rates, depending on sales levels. Additionally, the Company has agreed to increase the contractual marketing expenditure, depending on sales levels and varying by territory, effective June 7, 1999. As additional consideration, the Company paid the licensor a licensing fee of $1,000,000 and issued the licensor 428,743 shares of its previously unissued common stock valued at $1,608,000. The Company has recorded the license as an intangible asset equal to the cash and fair market value of the stock issued on the date of the License Agreement. These shares are subject to various contractual and other holding period requirements. In addition, the Company has agreed to grant the licensor not less than 50,000 stock options on the Company's common stock annually, at the fair market value on the date of grant.

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

     Apparel and other non-footwear products are not covered by the License Agreement. However, the Company intends to continue to deliver its Spring 2000 Teva apparel line under the previous apparel license agreement. Following the Spring 2000 season, the Company intends to discontinue Teva apparel. The licensor is currently evaluating other potential licensees for Teva apparel.

     The Company believes that internally generated funds, the available borrowings under its existing credit facility, and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements. However, risks and uncertainties which could impact the Company's ability to maintain its cash position include the Company's growth rate, its ability to collect its receivables in a timely manner, its ability to effectively manage its inventory, and the volume of letters of credit used to purchase product, among others.

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

RECENTLY ISSUED PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. Statement of Financial Accounting Standards No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is evaluating the Statement's provisions to determine the effect on its financial statements. In addition, the impact of the Statement will depend on the terms of future transactions.

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

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   30
Consolidated Statements of Operations for each of the years
  in the three-year period ended December 31, 1999..........   31
Consolidated Statements of Stockholders' Equity for each of
  the years in the three-year period ended December 31,
  1999......................................................   32
Consolidated Statements of Cash Flows for each of the years
  in the three-year period ended December 31, 1999..........   33
Notes to Consolidated Financial Statements..................   34
Consolidated Financial Statement Schedule:
  Valuation and Qualifying Accounts.........................   48

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

February 18, 2000, except for the
  last paragraph of note 9, which is
  as of March 17, 2000.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                ASSETS (note 6)

                                                                 1999           1998
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 1,633,000    $   263,000
  Trade accounts receivable, less allowance for doubtful
     accounts of $1,813,000 and $1,204,000 as of December
     31, 1999 and 1998, respectively........................   24,396,000     27,180,000
  Inventories (note 4)......................................   18,103,000     23,665,000
  Prepaid expenses and other current assets.................    2,235,000      2,178,000
  Refundable income taxes (note 8)..........................    1,624,000      4,267,000
  Deferred tax assets (note 8)..............................    1,053,000      1,756,000
                                                              -----------    -----------
          Total current assets..............................   49,044,000     59,309,000
Property and equipment, at cost, net (note 5)...............    2,125,000      2,994,000
Intangible assets, less applicable amortization.............   22,037,000     20,702,000
Note receivable from supplier, net (note 7).................           --        782,000
Other assets, net...........................................      276,000        586,000
                                                              -----------    -----------
                                                              $73,482,000    $84,373,000
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 6)...........  $   125,000    $ 6,236,000
  Trade accounts payable....................................    7,261,000      7,947,000
  Accrued expenses..........................................    3,000,000      2,991,000
                                                              -----------    -----------
          Total current liabilities.........................   10,386,000     17,174,000
                                                              -----------    -----------
Long-term debt, less current installments (note 6)..........    6,276,000     15,199,000
Commitments and contingencies (notes 10 and 11)
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. Authorized 5,000,000
     shares; none issued....................................           --             --
  Common stock, $.01 par value. Authorized 20,000,000
     shares; issued 10,037,957 and outstanding 9,065,005 at
     December 31, 1999; issued 9,495,631 and outstanding
     8,522,679 at December 31, 1998.........................       91,000         85,000
  Additional paid-in capital................................   24,743,000     22,813,000
  Retained earnings.........................................   32,610,000     29,726,000
                                                              -----------    -----------
                                                               57,444,000     52,624,000
  Less note receivable from stockholder/former officer......      624,000        624,000
                                                              -----------    -----------
          Net stockholders' equity..........................   56,820,000     52,000,000
                                                              -----------    -----------
                                                              $73,482,000    $84,373,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1999

                                                        1999            1998            1997
                                                    ------------    ------------    ------------
Net sales (notes 10 and 12).......................  $109,666,000    $102,172,000    $106,713,000
Cost of sales.....................................    64,538,000      65,592,000      62,453,000
                                                    ------------    ------------    ------------
          Gross profit............................    45,128,000      36,580,000      44,260,000
Selling, general and administrative expenses......    38,378,000      39,378,000      35,648,000
Loss on factory closure (note 3)..................            --              --         500,000
                                                    ------------    ------------    ------------
          Earnings (loss) from operations.........     6,750,000      (2,798,000)      8,112,000
                                                    ------------    ------------    ------------

Other expense (income):
  Interest expense, net...........................     1,404,000       1,171,000         344,000
  (Gain) loss on disposal of assets...............         3,000          13,000         (51,000)
  Minority interest in net loss of unconsolidated
     subsidiary...................................            --              --         (45,000)
  Miscellaneous expense (income)..................       101,000         136,000        (105,000)
                                                    ------------    ------------    ------------
                                                       1,508,000       1,320,000         143,000
                                                    ------------    ------------    ------------
          Earnings (loss) before income taxes
            (benefit).............................     5,242,000      (4,118,000)      7,969,000
Income taxes (benefit) (note 8)...................     2,358,000      (1,211,000)      3,445,000
                                                    ------------    ------------    ------------
          Net earnings (loss).....................  $  2,884,000    $ (2,907,000)   $  4,524,000
                                                    ============    ============    ============

Net earnings (loss) per share:
  Basic...........................................  $       0.33    $      (0.34)   $       0.50
  Diluted.........................................  $       0.32    $      (0.34)   $       0.50
                                                    ============    ============    ============

Weighted-average shares:
  Basic...........................................     8,834,000       8,632,000       8,961,000
  Diluted.........................................     8,981,000       8,632,000       9,012,000
                                                    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1999

                                                                                   STOCKHOLDER/
                                    COMMON STOCK       ADDITIONAL                     FORMER           NET
                                 -------------------     PAID-IN      RETAINED     OFFICER NOTE   STOCKHOLDERS'
                                  SHARES     AMOUNT      CAPITAL      EARNINGS      RECEIVABLE       EQUITY
                                 ---------   -------   -----------   -----------   ------------   -------------
Balance at December 31, 1996...  8,983,556   $90,000   $26,790,000   $28,109,000    $      --      $54,989,000
Common stock repurchased.......   (330,000)   (3,000)   (2,578,000)           --           --       (2,581,000)
Common stock issued under stock
  incentive plan...............    126,000     1,000       771,000            --     (624,000)         148,000
Common stock issued under the
  employee stock purchase
  plan.........................      9,875        --        51,000            --           --           51,000
Net earnings...................         --        --            --     4,524,000           --        4,524,000
                                 ---------   -------   -----------   -----------    ---------      -----------
Balance at December 31, 1997...  8,789,431    88,000    25,034,000    32,633,000     (624,000)      57,131,000
Common stock repurchased.......   (342,952)   (3,000)   (2,525,000)           --           --       (2,528,000)
Common stock issued under stock
  incentive plan...............     57,572        --       213,000            --           --          213,000
Common stock issued under the
  employee stock purchase
  plan.........................     18,628        --        91,000            --           --           91,000
Net loss.......................         --        --            --    (2,907,000)          --       (2,907,000)
                                 ---------   -------   -----------   -----------    ---------      -----------
Balance at December 31, 1998...  8,522,679    85,000    22,813,000    29,726,000     (624,000)      52,000,000
Common stock issued under Teva
  license agreement............    428,743     4,000     1,604,000            --           --        1,608,000
Common stock issued under stock
  incentive plan...............     91,352     1,000       284,000            --           --          285,000
Common stock issued under the
  employee stock purchase
  plan.........................     22,231     1,000        42,000            --           --           43,000
Net earnings...................         --        --            --     2,884,000           --        2,884,000
                                 ---------   -------   -----------   -----------    ---------      -----------
Balance at December 31, 1999...  9,065,005   $91,000   $24,743,000   $32,610,000    $(624,000)     $56,820,000
                                 =========   =======   ===========   ===========    =========      ===========

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1999

                                                                  1999            1998           1997
                                                              ------------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................................  $  2,884,000    $ (2,907,000)   $ 4,524,000
                                                              ------------    ------------    -----------
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization of property and equipment...     1,804,000       1,276,000      1,235,000
  Amortization of intangible assets.........................     1,322,000       1,362,000      1,271,000
  Provision for doubtful accounts...........................     1,820,000         589,000        966,000
  (Gain) loss on disposal of assets.........................         3,000          13,000        (51,000)
  Loss on factory closure...................................            --              --        500,000
  Stock compensation........................................        87,000         166,000         84,000
  Minority interest in net loss of unconsolidated
    subsidiary..............................................            --              --        (45,000)
  Changes in assets and liabilities (net of effects of
    acquisitions and dispositions):
    (Increase) decrease in:
      Trade accounts receivable.............................       964,000      (4,732,000)    (5,575,000)
      Inventories...........................................     5,562,000      (4,686,000)     5,951,000
      Prepaid expenses and other current assets.............       (57,000)         12,000      1,448,000
      Deferred tax assets...................................       812,000        (399,000)       265,000
      Refundable income taxes...............................     2,643,000      (4,267,000)            --
      Note receivable from supplier.........................       782,000         184,000        372,000
      Other assets..........................................       260,000        (233,000)      (159,000)
      Increase (decrease) in:
      Trade accounts payable................................      (686,000)      4,318,000     (1,870,000)
      Accrued expenses......................................         9,000        (830,000)       948,000
      Income taxes payable..................................            --         (22,000)      (963,000)
                                                              ------------    ------------    -----------
         Total adjustments..................................    15,325,000      (7,249,000)     4,377,000
                                                              ------------    ------------    -----------
         Net cash provided by (used in) operating
           activities.......................................    18,209,000     (10,156,000)     8,901,000
                                                              ------------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment................        10,000         142,000             --
Purchase of property and equipment..........................      (947,000)     (1,916,000)    (1,731,000)
Cash paid for acquisitions, net of cash received............            --      (2,000,000)      (954,000)
Cash paid for intangible assets.............................    (1,000,000)             --             --
                                                              ------------    ------------    -----------
         Net cash used in investing activities..............    (1,937,000)     (3,774,000)    (2,685,000)
                                                              ------------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) notes payable and long-term
  debt......................................................   (15,034,000)     13,345,000     (1,799,000)
Cash received from issuances of common stock................       132,000         138,000        739,000
Cash paid for repurchases of common stock...................            --      (2,528,000)    (2,581,000)
Cash paid to stockholder/former officer.....................            --              --       (624,000)
                                                              ------------    ------------    -----------
         Net cash provided by (used in) financing
           activities.......................................   (14,902,000)     10,955,000     (4,265,000)
                                                              ------------    ------------    -----------
         Net increase (decrease) in cash and cash
           equivalents......................................     1,370,000      (2,975,000)     1,951,000
Cash and cash equivalents at beginning of year..............       263,000       3,238,000      1,287,000
                                                              ------------    ------------    -----------
Cash and cash equivalents at end of year....................  $  1,633,000    $    263,000    $ 3,238,000
                                                              ============    ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  1,380,000    $  1,092,000    $   524,000
    Income taxes............................................  $  2,492,000    $  3,800,000    $ 3,437,000
                                                              ============    ============    ===========

Supplemental disclosure of noncash investing and financing activities:

  In connection with the Ugg shareholder settlement in 1997, the Company incurred $2,000,000 of debt which was allocated to goodwill.

  In connection with the Teva license renewal in 1999, the Company issued
    428,743 shares of common stock valued at $1,608,000.

  In 1999, additional paid-in capital increased by $109,000 in connection with the exercise of nonqualified stock options.

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

     Goodwill and other intangibles are amortized on the straight-line basis over periods of 20 to 30 years, and 5 to 15 years, respectively. Accumulated amortization at December 31, 1999 and 1998 was $5,114,000 and $4,042,000,
respectively.

  (f) Fair Value of Financial Instruments

     The fair values of the Company's cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, refundable income taxes, trade accounts payable and accrued expenses approximate the carrying values due to the relatively short maturities of these instruments.

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

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

  (g) Stock Compensation

     The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure requirements.

  (h) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

  (i) Research and Development Costs

     Research and development costs are charged to expense as incurred. Such costs amounted to $1,607,000, $2,393,000 and $1,780,000 in 1999, 1998 and 1997,
respectively.

  (j) Advertising, Marketing and Promotion Costs

     Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 1999, 1998 and 1997 were $5,602,000, $5,847,000 and $4,096,000, respectively. Included in prepaid and other current assets at December 31, 1999 and 1998 was $726,000 and $484,000, respectively, related to prepaid advertising and promotion expenses.

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

  (l) Earnings per Share

     Basic earnings (loss) per share (EPS) includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

     The reconciliations of basic to diluted weighted-average shares are as follows:

                                                   1999          1998           1997
                                                ----------    -----------    ----------
Net earnings (loss) used for basic and diluted
  earnings (loss) per share...................  $2,884,000    $(2,907,000)   $4,524,000
                                                ==========    ===========    ==========
  Weighted-average shares used in basic
     computation..............................   8,834,000      8,632,000     8,961,000
  Dilutive effect of stock options............     147,000             --        51,000
                                                ----------    -----------    ----------
          Weighted-average shares used for
            diluted computation...............   8,981,000      8,632,000     9,012,000
                                                ==========    ===========    ==========

     Options to purchase 596,000, 698,000 and 572,000 shares of common stock at prices ranging from $3.00 to $13.75, $5.50 to $13.75 and $7.50 to $15.00 were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 811,000 shares of common stock at a price of $1.56 per share were outstanding during 1998, but were not included in the computation of diluted loss per share because the options were antidilutive, as the Company incurred a net loss for the year.

  (m) Foreign Currency Translation

     Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Expenses have been translated at the weighted-average rate of exchange during the period of existence. Foreign currency translation adjustments were immaterial to the accompanying consolidated financial statements.

  (n) Comprehensive Income

     The Company reports comprehensive income under SFAS No. 130. Comprehensive income is the total of net earnings (loss) and all other nonowner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, SFAS No. 130 did not affect the Company's financial reporting.

  (o) Business Segment Reporting

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective in 1998. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers, if applicable. Management of the Company has determined its reportable segments are strategic business units that offer geographic brand images. Significant reportable business segments are the domestic Teva, Simple and Ugg brands. Information related to these segments is summarized in Note 12.

(2) ACQUISITION

     Effective August 1, 1995, the Company acquired all of the issued and outstanding shares of Ugg Holdings, Inc. and subsidiaries (Ugg), which manufactures and markets a line of sheepskin footwear, for cash consideration and related acquisition costs of $12.2 million and a note payable to sellers of $500,000.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

Additionally, the Company was required to make future payments equal to 2 1/2% of net sales of Ugg, as defined in the agreement for the years ended March 31, 1996 through March 31, 2000, plus an amount equal to earnings before income taxes for Ugg for the year ended March 31, 1996 (collectively referred to as the earn-out payments). Pursuant to this provision, the Company paid additional cash consideration of $351,000 in 1997. During 1997, the former stockholders of Ugg gave notice of a demand for arbitration regarding the earn-out payments, asserting that additional payments were due them. In September 1997, the Company and the former Ugg stockholders reached an agreement. In addition, the remaining Ugg stockholders who were not a party to the arbitration agreed to accept the same economic terms as those involved in the arbitration. The settlement called for total payments of $2.6 million to be made to the former stockholders, thus eliminating any future due payments. As of December 31, 1997, the Company had unpaid notes payable to the former stockholders of $2 million, which were paid in full in January 1998. These amounts are included in the overall purchase price and allocated to goodwill. During 1997, the Company incurred legal and other administrative costs associated with the arbitration aggregating $607,000. Such costs were charged to operations as incurred. This acquisition was accounted for as a purchase and the results of Ugg's operations are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired aggregating $17,505,000 has been recorded as goodwill and is being amortized over 30 years.

(3) FACTORY CLOSURE

     In March 1997, the Company closed its California manufacturing facility. The Company has moved the related production requirements to other independent subcontractors in the Far East and Costa Rica. In connection with the closure, the Company incurred property and equipment write-downs, employee severance and other exit costs aggregating $500,000.

(4) INVENTORIES

     Inventories are summarized as follows:

                                                       1999           1998
                                                    -----------    -----------
Finished goods....................................  $17,841,000    $22,396,000
Work in process...................................      119,000         35,000
Raw materials.....................................      143,000      1,234,000
                                                    -----------    -----------
          Total inventories.......................  $18,103,000    $23,665,000
                                                    ===========    ===========

(5) PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                        1999           1998
                                                     ----------     ----------
Machinery and equipment...........................   $5,897,000     $5,185,000
Furniture and fixtures............................      650,000        616,000
Leasehold improvements............................      547,000        535,000
                                                     ----------     ----------
                                                      7,094,000      6,336,000
Less accumulated depreciation and amortization....    4,969,000      3,342,000
                                                     ----------     ----------
          Net property and equipment..............   $2,125,000     $2,994,000
                                                     ==========     ==========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

(6) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                        1999          1998
                                                     ----------    -----------
Revolving line of credit, secured by substantially
  all the assets of the Company....................  $5,834,000    $20,751,000
Unsecured note payable in quarterly installments of
  $41,700, including interest at a rate of 7.93%,
  due December 2003................................     567,000        684,000
                                                     ----------    -----------
                                                      6,401,000     21,435,000
Less current installments..........................     125,000      6,236,000
                                                     ----------    -----------
                                                     $6,276,000    $15,199,000
                                                     ==========    ===========

     The aggregate maturities of long-term debt as of December 31, 1999 are as follows:

2000.....................................................  $  125,000
2001.....................................................     136,000
2002.....................................................   5,981,000
2003.....................................................     159,000
                                                           ----------
                                                           $6,401,000
                                                           ==========

     On January 21, 1999, the Company replaced its existing credit facility with a revolving credit agreement with a new financial institution. Under the agreement, the Company is permitted borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The agreement bears interest at the lenders' prime rate (8.5% at December 31, 1999) or, at the Company's election, an adjusted Eurodollar rate plus 2%. The facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. The agreement underlying the credit facility includes a tangible net worth covenant. At December 31, 1999, the Company was in compliance with the terms of the agreement.

(7) NOTE RECEIVABLE FROM SUPPLIER

     The Company had an Equipment Purchase and Loan Agreement, as amended, with a Hong Kong supplier (the Supplier) to provide up to $4,000,000 of financing. The Supplier produced completed footwear and footwear components for sale to Holbrook, Ltd., a wholly owned subsidiary of the Company (Holbrook).

     The note was secured by all the assets of the Supplier and bore interest at prime plus 1%. The outstanding balance of the note was repaid in December 1999.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

(8) INCOME TAXES

     Components of income taxes (benefit) are as follows:

                                                 FEDERAL        STATE         TOTAL
                                                ----------    ---------    -----------
1997:
  Current.....................................  $3,108,000    $ 900,000    $ 4,008,000
  Deferred....................................    (509,000)     (54,000)      (563,000)
                                                ----------    ---------    -----------
                                                $2,599,000    $ 846,000    $ 3,445,000
                                                ==========    =========    ===========
1998:
  Current.....................................  $ (866,000)   $  54,000    $  (812,000)
  Deferred....................................    (105,000)    (294,000)      (399,000)
                                                ----------    ---------    -----------
                                                $ (971,000)   $(240,000)   $(1,211,000)
                                                ==========    =========    ===========
1999:
  Current.....................................  $1,702,000    $ (48,000)   $ 1,654,000
  Deferred....................................     420,000      284,000        704,000
                                                ----------    ---------    -----------
                                                $2,122,000    $ 236,000    $ 2,358,000
                                                ==========    =========    ===========

     Actual income taxes (benefit) differ from that obtained by applying the statutory federal income tax rate to earnings (loss) before income taxes (benefit) as follows:

                                                    1999          1998           1997
                                                 ----------    -----------    ----------
Computed "expected" tax expense (benefit)......  $1,782,000    $(1,400,000)   $2,710,000
State income taxes, net of federal income tax
  benefit......................................     259,000       (288,000)      492,000
Losses of subsidiary not deductible............          --        241,000            --
Other..........................................     317,000        236,000       243,000
                                                 ----------    -----------    ----------
                                                 $2,358,000    $(1,211,000)   $3,445,000
                                                 ==========    ===========    ==========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                 1999          1998
                                                              ----------    ----------
Deferred tax assets:
  Uniform capitalization adjustment to inventory............  $  175,000    $  171,000
  Inventory obsolescence reserve............................      20,000         9,000
  Bad debt and other reserves...............................     896,000     1,445,000
  Amortization of intangible assets.........................     415,000       518,000
  Net operating loss carryforwards..........................     228,000       620,000
  State taxes...............................................      21,000            --
                                                              ----------    ----------
          Total gross deferred tax assets...................   1,755,000     2,763,000
  Less valuation allowance..................................    (228,000)     (509,000)
                                                              ----------    ----------
Deferred tax assets, net of allowance.......................   1,527,000     2,254,000
                                                              ----------    ----------
Deferred tax liabilities:
  Depreciation of property and equipment....................     193,000       319,000
  Other.....................................................     281,000       179,000
                                                              ----------    ----------
          Total deferred tax liabilities....................     474,000       498,000
                                                              ----------    ----------
          Net deferred tax assets...........................  $1,053,000    $1,756,000
                                                              ==========    ==========

     Although the Company incurred an operating loss in 1998, it returned to profitability in 1999 and management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Certain federal and state tax laws reduce the availability of net operating losses generated outside the group which is not consolidated for tax return purposes. Accordingly, management has provided a full valuation allowance against such losses.

     Refundable income taxes as of December 31, 1999 and 1998 arise primarily from the overpayment of estimated taxes.

(9) STOCKHOLDERS' EQUITY

     In February 1998, the Company amended the 1993 Stock Incentive Plan (1993
Plan). Under the terms of the amended 1993 Plan, 2,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants or other rights to acquire stock. Under the 1993 Plan, 91,352, 57,572 and 126,000 shares of common stock were issued in 1999, 1998 and 1997, respectively, including 100,000 shares in 1997 issued to an officer of the Company, which was financed through the issuance of a note receivable to such officer (bearing interest at 6.39%, secured by the underlying Company stock, with principal and interest due April 18, 2002) and common stock options exercised as noted below.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

     Common stock option activity under the 1993 Plan for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                         WEIGHTED-AVERAGE
                                                             SHARES       EXERCISE PRICE
                                                            ---------    ----------------
Outstanding at December 31, 1996..........................    613,750         $8.59
  Granted.................................................    237,500          7.96
  Exercised...............................................    (26,000)         5.65
  Canceled................................................   (108,000)         9.08
                                                            ---------
Outstanding at December 31, 1997..........................    717,250          8.42
  Granted.................................................    925,000          2.23
  Exercised...............................................    (34,250)         1.40
  Canceled................................................    (99,000)         9.17
                                                            ---------
Outstanding at December 31, 1998..........................  1,509,000          4.73
  Granted.................................................    533,100          2.68
  Exercised...............................................    (57,500)         1.56
  Canceled................................................   (843,000)         5.08
                                                            ---------
Outstanding at December 31, 1999..........................  1,141,600          3.68
                                                            =========
Options exercisable at December 31, 1999..................    428,820         $5.11
                                                            =========

     The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $1.54, $1.25 and $4.44, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1999 -- expected dividend yield of 0%, stock volatility of 48.5%, risk-free interest rate of 5.3% and an expected life of seven years; 1998 -- expected dividend yield of 0%, stock volatility of 48.5%, risk-free interest rate of 4.7% and an expected life of seven years;
1997 -- expected dividend yield of 0%, stock volatility of 43.3%, risk-free interest rate of 6.1% and an expected life of seven years.

     The Company applies APB Opinion No. 25 in accounting for its plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been changed to the pro forma amounts below:

                                                   1999          1998           1997
                                                ----------    -----------    ----------
Pro forma net earnings (loss).................  $2,714,000    $(3,400,000)   $4,318,000
                                                ==========    ===========    ==========
Pro forma net earnings (loss) per share:
  Basic.......................................  $     0.31    $     (0.39)   $     0.48
  Diluted.....................................  $     0.30    $     (0.39)   $     0.48
                                                ==========    ===========    ==========

     In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (1995 Plan). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan, 100,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for employees to purchase the Company's common stock at a discount below fair market value, as defined by the 1995 Plan. Under the 1995 Plan, 22,231, 18,628 and 9,875 shares were issued in 1999, 1998 and 1997, respectively. Consistent with the application of APB Opinion No. 25, no compensation has been recorded for stock purchases.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

     The Company adopted a stockholder rights plan in 1998 to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all stockholders. As part of the plan, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share (the Common Shares), of the Company.

     The dividend was payable to stockholders of record on December 1, 1998 (the Record Date). In addition, one Right shall be issued with each Common Share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date, in each case upon the issuance of the Company's common stock in connection with any of the foregoing. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the Preferred Shares), of the Company, at a price of $50.00, subject to adjustment.

     The rights have no voting power and expire on November 11, 2008. The rights may be redeemed by the Company for $.01 per right until the right becomes exercisable.

     The Company's Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Under this program, the Company repurchased 330,000 shares in 1997 for cash consideration of $2,581,000, 343,000 shares in 1998 for cash consideration of $2,528,000 and no shares in 1999 were repurchased. At December 31, 1999, 1,227,000 shares remained available for repurchase under the program.

     On March 17, 2000, the Company's Board of Directors approved an amendment to the 1995 Plan, subject to stockholder approval, to increase the total number of shares reserved for issuance thereunder to 300,000 shares.

(10) LICENSING AGREEMENT

     The Company has been selling its Teva line of sport sandals and other footwear since 1985, pursuant to various license arrangements with Mark Thatcher, the inventor of the Teva sports sandal and owner of the Teva patents and trademark.

     On June 7, 1999, the Company signed a new license agreement (the License Agreement) for Teva, which is effective January 1, 2000. Under the License Agreement, the Company receives the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. The License Agreement is automatically renewable through 2008 and through 2011 under two renewal options, provided that minimum required sales levels are achieved. As with the previous arrangement, the new license agreement provides for a sliding scale of royalty rates, depending on sales levels. Additionally, the License Agreement provides for an increase in the required amount of marketing expenditures, depending on sales levels and varying by territory. As additional consideration, the Company paid the licensor a licensing fee of $1,000,000 and issued the licensor 428,743 shares of its previously unissued common stock with a fair value of $1,608,000. The Company has recorded the license as an intangible asset for the value of the cash and common stock issued pursuant to the License Agreement. The shares are subject to various contractual and other holding period requirements. In addition, the Company has agreed to grant the licensor not less than 50,000 stock options on the Company's common stock annually, at the fair market value on the date of grant.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

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

     Royalty expense related to Teva sales is included in selling, general and administrative expenses in the accompanying consolidated financial statements and was $4,128,000, $3,657,000 and $3,503,000 during the years ended December 31, 1999, 1998 and 1997, respectively. Advertising expense, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements, related to Teva sales was $3,378,000, $3,261,000 and $1,960,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

(11) COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating lease agreements which expire through December 2001.

     Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
  2000...................................................  $  914,000
  2001...................................................     843,000
                                                           ----------
                                                           $1,757,000
                                                           ==========

     Total rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $1,091,000, $1,122,000 and $1,153,000, respectively.

     An action was brought against the Company in 1995 by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, "Molly") which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in March 1999 aggregating $1,785,000 for the two plaintiffs. The Company is appealing the verdict and continues to believe such claims are without merit. The Company intends to continue contesting this claim vigorously. The Company, based on advice from legal counsel, does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

     The European Commission has enacted antidumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this antidumping duty legislation. The Company believes that this opinion is inappropriate and is working with Customs to resolve the situation. In the event that Customs makes a final determination that such styles are covered by the antidumping provisions, the Company expects that it would have an exposure to prior unpaid antidumping duties from 1997 of up to approximately $500,000. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a precautionary measure, the Company has obtained, and is using, alternative sourcing for the potentially impacted products

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

from sources outside of China in an effort to reduce the potential risk in the future. The Company is unable to predict the outcome of this matter and the effect, if any, on the Company's consolidated financial statements.

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

The Company evaluates performance based on net revenues and profit or loss from operations. The Company's reportable segments are strategic business units that offer geographic brand images. They are managed separately because each business requires different marketing, research and development, design, sourcing and sales strategies. Business segment information is summarized as follows:

                                               1999            1998            1997
                                               ----            ----            ----
Sales to external customers:
  Teva, domestic.........................  $ 58,858,000    $ 54,775,000    $ 50,573,000
  Simple, domestic.......................    10,821,000      13,699,000      21,554,000
  Ugg, domestic..........................    11,920,000      10,710,000       9,169,000
  Other..................................    28,067,000      22,988,000      25,417,000
                                           ------------    ------------    ------------
                                           $109,666,000    $102,172,000    $106,713,000
                                           ============    ============    ============
Intersegment sales:
  Teva, domestic.........................  $    891,000    $  1,171,000    $  1,539,000
  Simple, domestic.......................       230,000         150,000         315,000
  Ugg, domestic..........................         5,000              --              --
  Other..................................     3,224,000       8,702,000       8,732,000
                                           ------------    ------------    ------------
                                           $  4,350,000    $ 10,023,000    $ 10,586,000
                                           ============    ============    ============
Earnings (loss) from operations:
  Teva, domestic.........................  $  2,567,000    $ (1,473,000)   $  2,363,000
  Simple, domestic.......................     1,644,000      (1,973,000)      1,823,000
  Ugg, domestic..........................       (68,000)     (1,091,000)       (321,000)
  Other..................................     2,510,000       1,551,000       4,388,000
                                           ------------    ------------    ------------
                                           $  6,653,000    $ (2,986,000)   $  8,253,000
                                           ============    ============    ============
Depreciation and amortization:
  Teva, domestic.........................  $  1,383,000    $  1,326,000    $  1,057,000
  Simple, domestic.......................       213,000         267,000         244,000
  Ugg, domestic..........................       635,000         635,000         575,000
  Other..................................       895,000         410,000         630,000
                                           ------------    ------------    ------------
                                           $  3,126,000    $  2,638,000    $  2,506,000
                                           ============    ============    ============

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

                                               1999            1998            1997
                                               ----            ----            ----
Net interest expense (income):
  Teva, domestic.........................  $  1,092,000    $    229,000    $   (597,000)
  Simple, domestic.......................            --          51,000         154,000
  Ugg, domestic..........................       366,000         938,000         803,000
  Other..................................       (54,000)        (47,000)        (16,000)
                                           ------------    ------------    ------------
                                           $  1,404,000    $  1,171,000    $    344,000
                                           ============    ============    ============
Capital expenditures:
  Teva, domestic.........................  $    185,000    $  1,382,000
  Other..................................       762,000         534,000
                                           ------------    ------------
                                           $    947,000    $  1,916,000
                                           ============    ============
Total assets:
  Teva, domestic.........................  $ 55,432,000    $ 67,467,000
  Simple, domestic.......................     7,593,000       8,358,000
  Ugg, domestic..........................    26,121,000      24,680,000
  Other..................................       641,000       7,255,000
                                           ------------    ------------
                                           $ 89,787,000    $107,760,000
                                           ============    ============

     The Teva, domestic operating segment includes shared costs of the consolidated group, including domestic payroll costs, facilities costs, warehouse costs and other administrative costs. The Company has allocated costs to the Simple-domestic, Ugg-domestic and other segments based on a percentage of revenues for each of these segments. Because each segment's sales volume and the resulting allocation of shared costs continually change, the allocations to individual segments may or may not be reflective of the actual costs directly attributable to each segment.

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

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

     Reconciliations of net sales, earnings (loss) from operations and total assets from segment information to the consolidated financial statements are as follows:

                                                       1999            1998            1997
                                                       ----            ----            ----
Total sales for reportable segments..............  $114,016,000    $112,195,000    $117,299,000
Elimination of intersegment revenues.............    (4,350,000)    (10,023,000)    (10,586,000)
                                                   ------------    ------------    ------------
          Consolidated net sales.................  $109,666,000    $102,172,000    $106,713,000
                                                   ============    ============    ============
Total earnings (loss) from operations for
  reportable segments............................  $  6,653,000    $ (2,986,000)   $  8,253,000
Intersegment profit change in beginning and
  ending inventories.............................        97,000         188,000         359,000
Unallocated loss on factory closure..............            --              --        (500,000)
                                                   ------------    ------------    ------------
          Consolidated earnings (loss) from
            operations...........................  $  6,750,000    $ (2,798,000)   $  8,112,000
                                                   ============    ============    ============
Total assets for reportable segments.............  $ 89,787,000    $107,760,000
Elimination of profit in ending inventories......       (22,000)       (118,000)
Elimination of intersegment investments..........   (14,905,000)    (15,268,000)
Elimination of intersegment receivables..........    (4,055,000)    (14,024,000)
Unallocated refundable income taxes and deferred
  tax assets.....................................     2,677,000       6,023,000
                                                   ------------    ------------
          Consolidated total assets..............  $ 73,482,000    $ 84,373,000
                                                   ============    ============

     The Company sells its footwear products principally to customers throughout the United States. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia and Asia, among other regions. Export sales to unaffiliated customers were 26.2%, 23.7% and 25.0% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. For the years ended December 31, 1999, 1998 and 1997, the Company had no single customer exceeding 10% of net sales. As of December 31, 1999 and 1998, the Company had no single customer exceeding 10% of trade accounts receivable.

     The Company's production and sourcing is concentrated primarily in the Far East, with the vast majority being produced at several independent contractor factories in China. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

(13) QUARTERLY SUMMARY OF INFORMATION (UNAUDITED)

     Summarized unaudited financial data are as follows:

                                                                  1999
                                        ---------------------------------------------------------
                                         MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                         --------        -------      ------------    -----------
Net sales.............................  $38,040,000    $31,360,000    $18,244,000     $22,022,000
Gross profit..........................   17,223,000     13,756,000      5,721,000       8,428,000
Net earnings (loss)...................    2,245,000      1,668,000     (1,275,000)        246,000
                                        ===========    ===========    ===========     ===========
Net earnings (loss) per share:
  Basic...............................  $      0.26    $      0.19    $     (0.14)    $      0.03
  Diluted.............................  $      0.26    $      0.19    $     (0.14)    $      0.03
                                        ===========    ===========    ===========     ===========

                                                                  1998
                                        ---------------------------------------------------------
                                         MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                         --------        -------      ------------    -----------
Net sales.............................  $32,177,000    $31,142,000    $13,558,000     $25,295,000
Gross profit..........................   13,537,000     12,922,000      1,307,000       8,814,000
Net earnings (loss)...................    1,753,000      1,406,000     (5,133,000)       (933,000)
                                        ===========    ===========    ===========     ===========
Net earnings (loss) per share:
  Basic...............................  $      0.20    $      0.16    $     (0.60)    $     (0.11)
  Diluted.............................  $      0.20    $      0.16    $     (0.60)    $     (0.11)
                                        ===========    ===========    ===========     ===========

                                                                     SCHEDULE II

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1999

                                             BALANCE AT
                                            BEGINNING OF                                 BALANCE AT
               DESCRIPTION                     PERIOD       ADDITIONS     DEDUCTIONS    END OF PERIOD
               -----------                  ------------    ----------    ----------    -------------
Year ended December 31, 1997:
  Allowance for doubtful accounts.........   $1,292,000     $  466,000    $  666,000     $1,092,000
  Reserve for sales discounts.............      141,000        492,000       377,000        256,000
  Reserve for inventory obsolescence......    1,014,000      1,594,000     1,040,000      1,568,000
  Allowance for doubtful note
     receivable...........................    1,000,000        500,000            --      1,500,000
                                             ==========     ==========    ==========     ==========
Year ended December 31, 1998:
  Allowance for doubtful accounts.........   $1,092,000     $  589,000    $  477,000     $1,204,000
  Reserve for sales discounts.............      256,000      1,053,000       655,000        654,000
  Reserve for inventory obsolescence......    1,568,000      2,543,000     1,221,000      2,890,000
  Allowance for doubtful note
     receivable...........................    1,500,000             --            --      1,500,000
                                             ==========     ==========    ==========     ==========
Year ended December 31, 1999:
  Allowance for doubtful accounts.........   $1,204,000     $1,820,000    $1,211,000     $1,813,000
  Reserve for sales discounts.............      654,000        734,000     1,098,000        290,000
  Reserve for inventory obsolescence......    2,890,000      1,165,000     3,292,000        763,000
  Allowance for doubtful note
     receivable...........................    1,500,000             --     1,500,000             --
                                             ==========     ==========    ==========     ==========

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors and Executive Officers of the Registrant is set forth in the Company's definitive proxy statement relating to the Registrant's 2000 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to Executive Compensation is set forth in the Company's definitive proxy statement relating to the Registrant's 2000 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the Company's definitive proxy statement relating to the Registrant's 2000 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to Certain Relationships and Related Transactions is set forth in the Company's definitive proxy statement relating to the Registrant's 2000 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 28 hereof.

     (b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K:

          (1) Form 8-K filed on June 17, 1999 (Item 5 -- On June 8, 1999, the Company issued a press release announcing that it signed a new exclusive footwear licensing agreement with licensor Mark Thatcher, owner of Teva Sport Sandals, Inc., that will become effective January 1, 2000.)

     (c) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 28 hereof.

     (d) Exhibits

EXHIBIT
-------
  2.1       Certificate of Ownership and Merger Merging Deckers
            Corporation into Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant's Registration Statement on Form S-1, File
            No. 33-67248 and incorporated by reference herein)
  3.1       Amended and Restated Certificate of Incorporation of Deckers
            Outdoor Corporation. (Exhibit 3.1 to the Registrant's
            Registration Statement on Form S-1, File No. 33-67248 and
            incorporated by reference herein)
  3.2       Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2
            to the Registrant's Registration Statement on Form S-1, File
            No. 33-67248 and incorporated by reference herein)
 10.1       1993 Employee Stock Incentive Plan. (Exhibit 99 to the
            Registrant's Registration Statement on Form S-8, File No.
            33-47097 and incorporated by reference herein)
 10.2       Form of Incentive Stock Option Agreement under 1993 Employee
            Stock Incentive Plan. (Exhibit 10.9 to the Registrant's
            Registration Statement on Form S-1, File No. 33-67248 and
            incorporated by reference herein)
 10.3       Form of Non-Qualified Stock Option Agreement under 1993
            Employee Stock Incentive Plan. (Exhibit 10.10 to the
            Registrant's Registration Statement on Form S-1, File No.
            33-67248 and incorporated by reference herein)
 10.4       Form of Restricted Stock Agreement. (Exhibit 10.11 to the
            Registrant's Registration Statement on Form S-1, File No.
            33-67248 and incorporated by reference herein)
 10.5       Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File
            No. 33-67248 and incorporated by reference herein)
 10.6       First Amendment to Employment Agreement with Douglas B.
            Otto. (Exhibit 10.14 to the Registrant's Registration
            Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
 10.7       Second Amendment to Employment Agreement with Douglas B.
            Otto. (Exhibit 10.15 to the Registrant's Registration
            Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
 10.8       Third Amendment to Employment Agreement with Douglas B.
            Otto. (Exhibit 10.30 to the Registrant's Registration
            Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
 10.9       Agreement for Sales of Assets, dated January 26, 1995,
            between Ken and Nancy Young and Deckers Acquisition
            Corporation. (Exhibit 10.36 to the Registrant's Form 10-K
            for the period ended December 31, 1994 and incorporated by reference herein)

EXHIBIT
-------
 10.10      Deckers Outdoor Corporation 1995 Employee Stock Purchase
            Plan. (Exhibit 4.4 to the Registrant's Registration
            Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
 10.11      Amended Compensation Plan for Outside Members of the Board
            of Directors. (Exhibit 10.42 to the Registrant's Form 10-Q
            for the period ended September 30, 1996 and incorporated by reference herein)
 10.12      Extension Agreement to Employment Agreement with Douglas B.
            Otto. (Exhibit 10.36 to the Registrant's Form 10-K for the
            period ended December 31, 1996 and incorporated by reference herein)
 10.13      Limited Recourse Secured Promissory Note between Diana M.
            Wilson and Deckers Outdoor Corporation, dated April 18,
            1997. (Exhibit 10.38 to the Registrant's Form 10-Q for the
            period ended March 31, 1997 and incorporated by reference
            herein)
 10.14      Stock Pledge Agreement between Diana M. Wilson and Deckers
            Outdoor Corporation, dated April 18, 1997. (Exhibit 10.39 to the Registrant's Form 10-Q for the period ended March 31,
            1997 and incorporated by reference herein)
 10.15      Shareholder Rights Agreement, dated as of November 12, 1998.
            (Exhibit 10.39 to the Registrant's Form 10-Q for the period ended September 30, 1998 and incorporated by reference
            herein)
 10.16      Loan and Security Agreement by and among Congress Financial
            Corporation (Western) and Deckers Outdoor Corporation,
            Deckers Outdoor Corporation International, Simple Shoes,
            Inc., Ugg Holdings, Inc. and Heirlooms, Inc., dated January
            21, 1999. (Exhibit 10.40 to the Registrant's Form 10-K for
            the period ended December 31, 1998 and incorporated by
            reference herein)
 10.17      *Teva License Agreement, By and Between Mark Thatcher and
            Deckers Outdoor Corporation, dated June 7, 1999. (Exhibit
            10.41 to the Registrant's Form 10-Q for the period ended
            June 30, 1999 and incorporated by reference herein)
 10.18      *Intellectual Property Option Agreement, By and Between Mark
            Thatcher, an Individual, and Deckers Outdoor Corporation, a
            Delaware Corporation, dated June 7, 1999. (Exhibit 10.42 to the Registrant's Form 10-Q for the period ended June 30,
            1999 and incorporated by reference herein)
 21.1       Subsidiaries of Registrant.
 23.1       Independent Auditors' Consent.

---------------
* Certain information in this Exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a granted confidential treatment request as to the omitted portions of the Exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DECKERS OUTDOOR CORPORATION
                                          (Registrant)

Date:  March 29, 2000                             /s/ DOUGLAS B. OTTO
                                          --------------------------------------
                                                     Douglas B. Otto
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           /s/ DOUGLAS B. OTTO
-----------------------------------------            Chairman of the Board
             Douglas B. Otto                      and Chief Executive Officer

            /s/ M. SCOTT ASH                        Chief Financial Officer
-----------------------------------------     (Principal Financial and Accounting
              M. Scott Ash                                 Officer)

           /s/ KARL F. LOPKER
-----------------------------------------
             Karl F. Lopker                                Director

          /s/ GENE E. BURLESON
-----------------------------------------
            Gene E. Burleson                               Director

          /s/ REX A. LICKLIDER
-----------------------------------------
            Rex A. Licklider                               Director