Form 10-Q
period 2000-03-31
DECKERS OUTDOOR CORP
filed 2000-05-15
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 0-22446


                           DECKERS OUTDOOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  95-3015862
    -------------------------------               ---------------------------
    (State or other jurisdiction of               IRS Employer Identification
     incorporation or organization)


      495-A South Fairview Avenue,                          93117
           Goleta, California                             ----------
----------------------------------------                  (zip code)
(Address of principal executive offices)


Registrant's telephone number, including area code       (805) 967-7611
                                                  -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X      No
                                       -----      -----

Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                            Outstanding at
                Class                        May 9, 2000
                                            --------------
      Common stock, $.01 par value            9,082,535

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                                Table of Contents

                                                                                            Page
                                                                                           ------
Part I. Financial Information

    Item 1. Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31,
            1999                                                                                1

            Condensed Consolidated Statements of Earnings for the Three-Month Periods
            Ended March 31, 2000 and 1999                                                       2

            Condensed Consolidated Statements of Cash Flows for the Three-Month Periods
            Ended March 31, 2000 and 1999                                                     3-4

            Notes to Condensed Consolidated Financial Statements                              5-9

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                       10-14

Part II. Other Information

    Item 1. Legal Proceedings                                                                  15

    Item 2. Changes in Securities                                                              15

    Item 3. Defaults upon Senior Securities                                                    15

    Item 4. Submission of Matters to a Vote of Security Holders                                15

    Item 5. Other Information                                                                  15

    Item 6. Exhibits and Reports on Form 8-K                                                   15

    Signature                                                                                  16

                               DECKERS OUTDOOR CORPORATION
                                    AND SUBSIDIARIES
                          Condensed Consolidated Balance Sheets
                                       (Unaudited)

                                                       March 31,       December 31,
                                                          2000             1999
                                                      -----------      ------------
                      Assets

Current assets:
   Cash                                               $ 2,256,000        1,633,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $1,799,000 and
      $1,813,000 as of March 31, 2000 and
      December 31, 1999, respectively                  36,845,000       24,396,000
   Inventories                                         18,383,000       18,103,000
   Prepaid expenses and other current assets            2,333,000        2,235,000
   Refundable and deferred tax assets                   1,053,000        2,677,000
                                                      -----------      -----------
         Total current assets                          60,870,000       49,044,000

Property and equipment, at cost, net                    2,263,000        2,125,000
Intangible assets, less applicable amortization        21,645,000       22,037,000
Other assets, net                                         274,000          276,000
                                                      -----------      -----------
                                                      $85,052,000       73,482,000
                                                      ===========       ==========

       Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt             $   128,000          125,000
   Trade accounts payable                               9,097,000        7,261,000
   Accrued expenses                                     4,676,000        3,000,000
   Income taxes payable                                   992,000               --
                                                      -----------      -----------
         Total current liabilities                     14,893,000       10,386,000
                                                      -----------      -----------

Long-term debt, less current installments               8,839,000        6,276,000

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized
      5,000,000 shares; none issued                            --               --
   Common stock, $.01 par value. Authorized
      20,000,000 shares; issued 10,055,487
      shares and outstanding 9,082,535 shares at
      March 31, 2000; issued 10,037,957 shares
      and outstanding 9,065,005 shares at
      December 31, 1999                                    91,000           91,000
   Additional paid-in capital                          24,859,000       24,743,000
   Retained earnings                                   36,994,000       32,610,000
                                                      -----------      -----------
                                                       61,944,000       57,444,000
   Less note receivable from stockholder/former
      director                                            624,000          624,000
                                                      -----------      -----------
         Total stockholders' equity                    61,320,000       56,820,000
                                                      -----------      -----------
                                                      $85,052,000       73,482,000
                                                      ===========       ==========

See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                    Three-month period ended
                                                            March 31,
                                                  ----------------------------
                                                      2000             1999
                                                  -----------       ----------
Net sales                                         $41,466,000       38,040,000
Cost of sales                                      22,084,000       20,817,000
                                                  -----------       ----------
         Gross profit                              19,382,000       17,223,000

Selling, general and administrative expenses       11,318,000       12,669,000
                                                  -----------       ----------
         Earnings from operations                   8,064,000        4,554,000
Other expense (income):
   Interest expense, net                              201,000          631,000
   Other                                              171,000          (31,000)
                                                  -----------       ----------
         Earnings before income taxes               7,692,000        3,954,000
Income taxes                                        3,308,000        1,709,000
                                                  -----------       ----------
         Net earnings                             $ 4,384,000        2,245,000
                                                  ===========       ==========
Net earnings per share:
   Basic                                          $      0.48             0.26
   Diluted                                               0.47             0.26
                                                  ===========       ==========
Weighted average shares:
   Basic                                            9,071,000        8,528,000
   Diluted                                          9,360,000        8,732,000
                                                  ===========       ==========

See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Three-month period ended
                                                                         March 31,
                                                              -------------------------------
                                                                  2000                1999
                                                              ------------        -----------
Cash flows from operating activities:
   Net earnings                                               $  4,384,000          2,245,000
                                                               -----------        -----------

   Adjustments to reconcile net earnings to net cash
      used in operating activities:
         Depreciation and amortization                             734,000            733,000
         Provision for doubtful accounts                           343,000            433,000
         Loss on disposal of assets                                  7,000                 --
         Non-cash stock compensation                                78,000                 --
         Changes in assets and liabilities:
            (Increase) decrease in:
               Trade accounts receivable                       (12,792,000)       (18,318,000)
               Inventories                                        (280,000)          (738,000)
               Prepaid expenses and other current assets           (98,000)           109,000
               Note receivable from supplier                            --            (62,000)
               Refundable and deferred tax assets                1,624,000          4,378,000
               Other assets                                          2,000            129,000
            Increase (decrease) in:
               Accounts payable                                  1,836,000           (740,000)
               Accrued expenses                                  1,676,000          1,559,000
               Income taxes payable                                992,000                 --
                                                               -----------        -----------
                  Total adjustments                             (5,878,000)       (12,517,000)
                                                               -----------        -----------
                  Net cash used in operating activities         (1,494,000)       (10,272,000)
                                                               -----------        -----------
Cash flows from investing activities:
   Purchase of property and equipment                             (505,000)          (390,000)
   Proceeds from sale of property and equipment                     18,000                 --
                                                               -----------        -----------
                  Net cash used in investing activities           (487,000)          (390,000)
                                                               -----------        -----------

                                   (Continued)

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                   Three-month period ended
                                                                           March 31,
                                                                  --------------------------
                                                                     2000            1999
                                                                  ----------      ----------
Cash flows from financing activities:
   Net proceeds from long-term debt                                2,566,000      14,466,000
   Cash received from issuances of common stock                       38,000          53,000
                                                                  ----------      ----------
         Net cash provided by financing activities                 2,604,000      14,519,000
                                                                  ----------      ----------
         Net increase in cash                                        623,000       3,857,000
Cash at beginning of period                                        1,633,000         263,000
                                                                  ----------      ----------
Cash at end of period                                             $2,256,000       4,120,000
                                                                  ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                                  $  251,000         625,000
        Income taxes                                                  53,000          22,000
                                                                  ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)   General

      The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

      As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

(2)   Earnings per Share

      Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three-month periods ended March 31, 2000 and 1999, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

      The reconciliation of basic to diluted weighted-average shares are as follows:

                                                  Three-month period ended
                                                          March 31,
                                                 --------------------------
                                                    2000            1999
                                                 ----------       ---------
      Net earnings                               $4,384,000       2,245,000
                                                 ==========       =========
      Weighted-average shares used in basic
            computation                           9,071,000       8,528,000
      Dilutive stock options                        289,000         204,000
                                                 ----------       ---------
         Weighted-average shares used for
            diluted computation                   9,360,000       8,732,000
                                                 ==========       =========

      Options to purchase 332,000 shares of common stock at prices ranging from $3.50 to $13.75 were outstanding during the three months ended March 31, 2000 and options to purchase 967,000 shares of common stock at prices ranging from $3.03 to $13.75 were outstanding during the three-month period ended March 31, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, were anti-dilutive.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(3)   Inventories

        Inventories are summarized as follows:

                                    March 31,       December 31,
                                       2000             1999
                                   -----------      ------------
            Finished goods         $18,155,000       17,841,000
            Work in process             86,000          119,000
            Raw materials              142,000          143,000
                                   -----------       ----------
            Total inventories      $18,383,000       18,103,000
                                   ===========       ==========

(4)   Credit Facility

      The Company has a credit facility ("the Facility") which provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The agreement bears interest at the lenders' prime rate (8.75% at March 31, 2000) or, at the Company's election, an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. The agreement underlying the credit facility includes a tangible net worth covenant. At March 31, 2000, the Company was in compliance with such covenant and the terms of the agreement.

(5)   Income Taxes

      Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended March 31, 2000, the Company had income tax expense of $3,308,000, representing an effective income tax rate of 43.0%. For the three months ended March 31, 1999, the Company had income tax expense of $1,709,000, representing an effective income tax rate of 43.2%.

(6)   New Accounting Pronouncements

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN 44 did not have an affect on the Company's financial reporting.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(7)   Business Segments

      The Company's operating segments and the basis for segmentation are the same as those at December 31, 1999, except that the Company does not allocate income taxes or unusual items to segments. The Company evaluates performance based on net revenues and profit or loss from operations. The Company's reportable segments are strategic business units that offer geographic brand images. They are managed separately because each business requires different marketing, research and development, design, sourcing and sales strategies.

      The Teva-domestic, Simple-domestic and Ugg-domestic segments include all sales shipped under those brand names from the Company's North American distribution centers in California and Canada. The vast majority of those sales are to customers located in North America. A portion, however, is shipped from those North American distribution centers to overseas customers. As a result, a portion of the Company's international sales is included in the Teva-domestic, Simple-domestic and Ugg-domestic segments. This presentation is consistent with the way management reviews and analyzes its segment data.

      Business segment information for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                   2000               1999
                                               ------------       ------------
           Sales to external customers:
           Teva, domestic                      $ 22,173,000         27,190,000
           Simple, domestic                       3,312,000          2,586,000
           Ugg, domestic                            514,000            324,000
           Other, primarily international        15,467,000          7,940,000
                                               ------------       ------------
                                               $ 41,466,000         38,040,000
                                               ============       ============

           Intersegment sales:
           Teva, domestic                      $    523,000            496,000
           Simple, domestic                           1,000                 --
           Ugg, domestic                                 --                 --
           Other, primarily international         1,054,000            827,000
                                               ------------       ------------
                                               $  1,578,000          1,323,000
                                               ============       ============

           Earnings (loss) from operations:
           Teva, domestic                      $  6,416,000          4,403,000
           Simple, domestic                       1,259,000            294,000
           Ugg, domestic                           (149,000)          (777,000)
           Other, primarily international           612,000            608,000
                                               ------------       ------------
                                               $  8,138,000          4,528,000
                                               ============       ============

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(7)   Business Segments (Continued)

      The reconciliations of earnings from operations from segment information to the consolidated financial statements are as follows:

                                                     2000              1999
                                                 -----------       -----------
      Total earnings from operations for
         reportable segments                     $ 8,138,000         4,528,000
      Intersegment profit change
      in beginning and ending inventory              (74,000)           26,000
                                                 -----------       -----------
      Consolidated earnings from operations      $ 8,064,000         4,554,000
                                                 ===========       ===========

      Business segment information as of March 31, 2000 and December 31, 1999 is summarized as follows:

                                                    2000              1999
                                                ------------      ------------
      Total assets:
      Teva, domestic                            $ 65,668,000        56,184,000
      Simple, domestic                             8,558,000         7,509,000
      Ugg, domestic                               19,379,000        25,947,000
      Other, primarily international              11,780,000         8,355,000
                                                ------------      ------------
                                                $105,385,000        97,995,000
                                                ============      ============

      The reconciliations of total assets from segment information to the consolidated financial statements are as follows:

                                                    2000               1999
                                               -------------       -----------
      Total assets for reportable segments     $ 105,385,000        97,995,000
      Elimination of profit in ending
         inventories                                 (96,000)          (22,000)
      Elimination of intersegment
         investments                             (14,905,000)      (14,905,000)
      Elimination of intersegment
         receivables                              (6,385,000)      (12,263,000)
      Unallocated refundable income
         taxes and deferred tax assets             1,053,000         2,677,000
                                               -------------       -----------
      Consolidated total assets                $  85,052,000        73,482,000
                                               =============       ===========

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

      The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this antidumping duty legislation. The Company believes that this opinion is inappropriate and is working with Customs to resolve the situation. In the event that Customs makes a final determination that the antidumping provisions cover such styles, the Company expects that it would have an exposure to prior unpaid antidumping duties during 1997 of up to approximately $500,000. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a precautionary measure, the Company has obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. The Company is unable to predict the outcome of this matter and the effect, if any, on the Company's consolidated financial statements.

      The Company is currently involved in various other legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

(9)   Subsequent Event

      On May 9, 2000 the Company entered into an agreement for the sale of its 50% interest in Heirlooms, Inc. (Heirlooms), the manufacturer and distributor of the Picante brand of apparel. The purchase price, inclusive of the repayment of outstanding notes, which is to be paid in cash, is an amount which approximates the net book value of Heirlooms' assets at March 31, 2000. The operations of Heirlooms were immaterial to the consolidated financial statements for the three months ended March 31, 2000 and the year ended December 31, 1999. The purchase price is subject to adjustment for the net cash advances and repayments made to Heirlooms between December 31, 1999 and the closing date. The closing date for the transaction will occur on the date of payment of the purchase price, but not later than August 31, 2000.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 1999. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and operating expense expectations, the potential imposition of certain customs duties, the potential impact of certain litigation, the impact of seasonality on the Company's operations and the potential impact of the Year 2000 on the Company. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying "Outlook" section of this Quarterly Report on Form 10-Q.

      Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

      Net sales increased by $3,426,000, or 9.0%, from the comparable three months ended March 31, 1999. Sales of the Teva brand increased to $34,781,000 for the three months ended March 31, 2000 from $32,944,000 for the three months ended March 31, 1999, a 5.6% increase. This increase was a result of the continued strength in international markets and in the sandal market in general. Sales of Teva footwear represented 83.9% and 86.6% of net sales in the three months ended March 31, 2000 and 1999, respectively. Net sales of footwear under the Simple product line increased 36.8% to $5,392,000 from $3,942,000 for the comparable three months ended March 31, 1999. The increase in Simple sales was driven by a resurgence in the popularity and strength of the brand. Net sales of Ugg footwear were $514,000 for the three months ended March 31, 2000, compared to net sales of $324,000 for the three months ended March 31, 1999. Due to the highly seasonal nature of Ugg's business, the first quarter is generally a low volume quarter for Ugg sales. Overall, international sales for all of the Company's products increased 62.0% to $17,159,000 from $10,589,000, representing 41.4% of net sales in 2000 and 27.8% in 1999.
      The volume of footwear sold increased 20.5% to 1,691,000 pairs during the three months ended March 31, 2000 from 1,403,000 pairs during the three months ended March 31, 1999, for the reasons discussed above.

      The weighted average wholesale price per pair sold during the three months ended March 31, 2000 decreased 9.2% to $23.80 from $26.21 for the three months ended March 31, 1999. The decrease was primarily due to an overall shift in sales mix toward international sales, which are generally at lower average wholesale prices as well as a change in domestic sales mix during the quarter away from styles with higher average wholesale prices toward styles with lower average prices.

      Cost of sales increased by $1,267,000, or 6.1%, to $22,084,000 for the three months ended March 31, 2000, compared with $20,817,000 for the three months ended March 31, 1999 and decreased as a percentage of net sales from 54.7% to 53.3%. Gross profit increased by $2,159,000, or 12.5%, to $19,382,000 for the three months ended March 31, 2000 from $17,223,000 for the three months ended March 31, 1999 and increased as a percentage of net sales to 46.7% from 45.3%. The increase in gross margin was primarily the result of improved pricing and sourcing for the Spring 2000 product line and a reduced impact of sales returns.

      Selling, general and administrative expenses decreased by $1,351,000, or 10.7%, for the three months ended March 31, 2000, compared with the three months ended March 31, 1999, and decreased as a percentage of net sales to 27.3% in 2000 from 33.3% in 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of several factors, including the non-recurrence of the $1 million of special charges incurred in the first quarter of 1999 related to severance costs and litigation, as well as reductions in payroll costs, apparel costs, sales commissions and warehouse costs. These cost reductions were partially offset by an increase in marketing costs for the three months ended March 31, 2000 versus the three months ended March 31, 1999.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

      Net interest expense was $201,000 for the three months ended March 31, 2000 compared with $631,000 for the three months ended March 31, 1999, primarily due to decreased borrowings on the Company's credit facility in the current year, partially offset by higher interest rates.

      For the three months ended March 31, 2000 the Company had an income tax expense of $3,308,000, representing an effective income tax rate of 43.0%. For the three months ended March 31, 1999, the Company had income tax expense of $1,709,000, representing an effective income tax rate of 43.2%.

      Net earnings increased 95.3% to $4,384,000, or $0.47 per share - diluted, for the three months ended March 31, 2000 versus net earnings of $2,245,000, or $0.26 per share - diluted, for the three months ended March 31, 1999 due to the reasons discussed above.

      Outlook

      This "Outlook" section, the last paragraph under "Liquidity and Capital Resources," the discussion under "Seasonality" and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and operating expense expectations, the potential imposition of certain customs duties, the potential impact of certain litigation, the impact of seasonality on the Company's operations and the potential impact of the Year 2000 on the Company. All of the forward-looking statements are based on current expectations. Actual results may differ materially for a variety of reasons, including the reasons discussed below.

      Sales and Operating Expense Expectations. For the calendar year 2000, the Company expects net sales of Teva to be relatively flat compared to 1999, reflecting the effects of two offsetting factors. Domestically, the Company expects lower sales to retailers in the athletic footwear channels as a result of apparent weakness in this segment of the market. The Company expects this decrease to be offset by continued expansion in its international markets and through its greatly expanded Fall 2000 product offering of closed footwear.

      The Company currently expects an increase in Ugg sales for 2000 of approximately 10% to 15%, as the Company focuses on geographical expansion outside of California and product diversification in its casual footwear offering.

      The Simple brand is gaining popularity as it has been refocused toward the teen and twenty-something market, where the Simple brand had been successful years ago. The Company currently expects sales under the Simple line to increase approximately 15% to 20% in 2000 compared to 1999.

      In the fourth quarter of 1999, the Company restructured its European business and began selling product entirely through distributors whereas it used a combination of distributors and retailers a year ago. This has the effect of shifting a portion of sales from the second quarter to the first quarter, as the shipping window to distributors is generally earlier than that for retailers. The Company believes that while this shift better positions the Company for long-term growth and improved profits overseas, in the short-term it is expected to result in slightly lower year over year sales comparisons during the three months ended June 30, 2000.

      The Company's selling, general and administrative expenses decreased to 35.0% of sales in fiscal year 1999 from 38.5% of sales in fiscal year 1998. The Company plans to continue to improve its operating efficiencies in 2000 and expects that the resulting selling, general and administrative expenses as a percentage of sales for fiscal year 2000 will be lower than that for fiscal year 1999. However, the Company does not expect the reduction in those expenses to be as dramatic as that experienced during the three months ended March 31, 2000 compared to the year ago period, as a significant portion of the improvements was due to the non-recurrence of special charges for severance and litigation costs in the first quarter.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

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

      Potential Imposition of Duties. The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this antidumping duty legislation. The Company believes that this opinion is inappropriate and is working with Customs to resolve the situation. In the event that Customs makes a final determination that the antidumping provisions cover such styles, the Company expects that it would have an exposure to prior unpaid antidumping duties from 1997 of up to approximately $500,000. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a precautionary measure, the Company has obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. The Company is unable to predict the outcome of this matter and the effect, if any, on the Company's consolidated financial statements.

      Year 2000 Issue. The Company is not aware of any material Year 2000 failures which have occurred in its systems or at its key business partners. While the Company believes that it has achieved Year 2000 compliance, the Company's Year 2000 compliance is still subject to additional risks as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

      Liquidity and Capital Resources

      The Company's liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility. At March 31, 2000, working capital was $45,977,000, including $2,256,000 of cash. Cash used in operating activities aggregated $1,494,000 for the three months ended March 31, 2000 compared to cash used in operating activities of $10,272,000 for the three months ended March 31, 1999. Trade accounts receivable increased 51.0% between December 31, 1999 and March 31, 2000 as a result of normal seasonality, the high volume of net sales during the quarter and outstanding receivables with extended payment terms. Inventories increased 1.5% since December 31, 1999 due to normal seasonality.

      The Company has a credit facility ("the Facility") which provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The agreement bears interest at the lenders' prime rate (8.75% at March 31, 2000) or, at the Company's election, an adjusted Eurodollar rate plus 2 %. The Facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. The agreement underlying the credit facility includes a tangible net worth covenant. At March 31, 2000, the Company was in compliance with the terms and covenants of the agreement. On March 31, 2000, the Company had outstanding borrowings under the Facility of $8,430,000, outstanding letters of credit aggregating $3,219,000 and borrowing availability of $17,754,000.

      Capital expenditures totaled $505,000 for the three months ended March 31, 2000. The Company's capital expenditures related primarily to trade show booths for all brands and promotional trucks and trailers for the traveling technical representatives for the Teva brand. The Company currently has no material future commitments for capital expenditures.

      The Company's Board of Directors has authorized the repurchase of 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company's cash availability. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000, 330,000 shares in 1997 for cash consideration of $2,581,000 and 343,000 shares in 1998 for cash consideration of $2,528,000. No shares were repurchased during 1999 or during the three-month period ended March 31, 2000. At March 31, 2000, 1,227,000 shares remained available for repurchase under the program.

      In June 1999, the Company obtained an option to buy Teva and all of its assets, including all worldwide rights to all Teva products. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. The Company's option is exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company's earnings before interest, taxes, depreciation and amortization. The exercise of either option will require a significant amount of additional financing. There are no assurances that the additional financing will be available.

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


      Seasonality

      Financial results for the outdoor and footwear industries are generally seasonal. Sales of each of the Company's different lines have historically been higher in different seasons, with the highest percentage of Teva sales occurring in the first and second quarter of each year and the highest percentage of Ugg sales occurring in the fourth quarter, while the quarter with the highest percentage of annual sales for Simple has varied from year to year. Consequently, the results for these specified periods are highly dependent on the results for each of these product lines.

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

                                          Deckers Outdoor Corporation



      Date: May 15, 2000                  /s/ M. Scott Ash
                                          -------------------------------------
                                          M. Scott Ash, Chief  Financial Officer

                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)