Form 10-Q
period 2000-06-30
DECKERS OUTDOOR CORP
filed 2000-08-11
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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


                      Yes   [X]                  No   [ ]


Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                                     Outstanding at
                    CLASS                            August 4, 2000
     ------------------------------------     ----------------------------

         Common stock, $.01 par value                  9,089,735

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                                Table of Contents



                                                                                                                        Page
                                                                                                                        ----
Part I.  Financial Information

     Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                            1

               Condensed Consolidated Statements of Earnings for the Three-Month Periods Ended June 30, 2000 and
               1999                                                                                                       2

               Condensed Consolidated Statements of Earnings for the Six-Month Periods Ended June 30, 2000 and 1999       3

               Condensed Consolidated Statements of Cash Flows for the Six-Month
               Periods Ended June 30, 2000 and 1999                                                                     4-5

               Notes to Condensed Consolidated Financial Statements                                                    6-11

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                              12-17

Part II. Other Information

     Item 1.   Legal Proceedings                                                                                         18

     Item 2.   Changes in Securities                                                                                     18

     Item 3.   Defaults upon Senior Securities                                                                           18

     Item 4.   Submission of Matters to a Vote of Security Holders                                                       18

     Item 5.   Other Information                                                                                         18

     Item 6.   Exhibits and Reports on Form 8-K                                                                          18

     Signature                                                                                                           19

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                  ASSETS                                            JUNE 30,    DECEMBER 31,
                                                                                      2000          1999
                                                                                   -----------  ------------
Current assets:
         Cash                                                                      $ 9,885,000     1,633,000
         Trade accounts receivable, less allowance for
            doubtful accounts of $1,974,000 and
            $1,813,000 as of June 30, 2000 and December 31, 1999,
            respectively                                                            25,592,000    24,396,000
         Inventories                                                                12,288,000    18,103,000
         Prepaid expenses and other current assets                                   1,487,000     2,235,000
         Refundable and deferred tax assets                                          1,053,000     2,677,000
                                                                                   -----------  ------------
                  Total current assets                                              50,305,000    49,044,000

Property and equipment, at cost, net                                                 2,091,000     2,125,000
Intangible assets, less applicable amortization                                     21,254,000    22,037,000
Other assets, net                                                                      811,000       276,000
                                                                                   -----------  ------------
                                                                                   $74,461,000    73,482,000
                                                                                   ===========  ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current installments of long-term debt                                    $   131,000       125,000
         Trade accounts payable                                                      6,185,000     7,261,000
         Accrued expenses                                                            3,493,000     3,000,000
         Income taxes payable                                                          743,000            --
                                                                                   -----------  ------------
                  Total current liabilities                                         10,552,000    10,386,000
                                                                                   -----------  ------------

Long-term debt, less current installments                                              357,000     6,276,000

Stockholders' equity:
         Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
            none issued                                                                     --            --
         Common stock, $.01 par value. Authorized 20,000,000 shares; issued
            10,055,587 shares and outstanding 9,082,635 shares at June 30, 2000;
            issued 10,037,957 shares and outstanding
            9,065,005 shares at December 31, 1999                                       91,000        91,000
         Additional paid-in capital                                                 24,859,000    24,743,000
         Retained earnings                                                          39,226,000    32,610,000
                                                                                   -----------  ------------
                                                                                    64,176,000    57,444,000
         Less note receivable from stockholder/former director                         624,000       624,000
                                                                                   -----------  ------------
                  Total stockholders' equity                                        63,552,000    56,820,000
                                                                                   -----------  ------------
                                                                                   $74,461,000    73,482,000
                                                                                   ===========  ============


See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                      THREE-MONTH PERIOD ENDED
                                                                                              JUNE 30,
                                                                                     -------------------------
                                                                                         2000          1999
                                                                                     -----------   -----------
Net sales                                                                            $28,447,000    31,360,000
Cost of sales                                                                         14,778,000    17,604,000
                                                                                     -----------   -----------
                  Gross profit                                                        13,669,000    13,756,000

Selling, general and administrative expenses                                           9,630,000    10,015,000
                                                                                     -----------    ----------
                  Earnings from operations                                             4,039,000     3,741,000

Other expense:
      Interest expense, net                                                               74,000       499,000
      Other                                                                               50,000        18,000
                                                                                     -----------    ----------
                  Earnings before income taxes                                         3,915,000     3,224,000

Income taxes                                                                           1,683,000     1,556,000
                                                                                     -----------    ----------

                  Net earnings                                                       $ 2,232,000     1,668,000
                                                                                     ===========    ==========

Net earnings per share:
      Basic                                                                          $      0.25          0.19
      Diluted                                                                               0.24          0.19
                                                                                     ===========    ==========

Weighted-average shares:
      Basic                                                                            9,083,000     8,723,000
      Diluted                                                                          9,421,000     9,004,000
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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                            SIX-MONTH PERIOD ENDED
                                                                                                   JUNE 30,
                                                                                           -------------------------
                                                                                               2000          1999
                                                                                           -----------    ----------
Net sales                                                                                  $69,913,000    69,400,000
Cost of sales                                                                               36,862,000    38,421,000
                                                                                           -----------    ----------
                  Gross profit                                                              33,051,000    30,979,000

Selling, general and administrative expenses                                                20,948,000    22,684,000
                                                                                           -----------    ----------
                  Earnings from operations                                                  12,103,000     8,295,000

Other expense (income):
      Interest expense, net                                                                    275,000     1,130,000
      Other                                                                                    221,000       (13,000)
                                                                                           -----------    ----------
                  Earnings before income taxes                                              11,607,000     7,178,000

Income taxes                                                                                 4,991,000     3,265,000
                                                                                           -----------    ----------

                  Net earnings                                                             $ 6,616,000     3,913,000
                                                                                           ===========    ==========

Net earnings per share:
      Basic                                                                                $      0.73          0.45
      Diluted                                                                                     0.71          0.44
                                                                                           ===========    ==========

Weighted-average shares:
      Basic                                                                                  9,077,000     8,629,000
      Diluted                                                                                9,302,000     8,866,000
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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       SIX-MONTH PERIOD ENDED
                                                                                              JUNE 30,
                                                                                 ---------------------------------
                                                                                      2000                 1999
                                                                                 ------------          -----------
Cash flows from operating activities:
    Net earnings                                                                 $  6,616,000            3,913,000
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                              1,415,000            1,527,000
         Provision for doubtful accounts                                              803,000              780,000
         Loss on disposal of assets                                                    56,000               38,000
         Non-cash stock compensation                                                   78,000               34,000
         Changes in assets and liabilities:
            (Increase) decrease in:
               Trade accounts receivable                                           (1,999,000)          (1,289,000)
               Inventories                                                          5,815,000            7,239,000
               Prepaid expenses and other current assets                              748,000              794,000
               Note receivable from supplier                                               --             (140,000)
               Refundable and deferred tax assets                                   1,624,000            4,666,000
               Other assets                                                          (535,000)              68,000
            Increase (decrease) in:
               Trade accounts payable                                              (1,076,000)          (3,549,000)
               Accrued expenses                                                       493,000            (128,000)
               Income taxes payable                                                   743,000              223,000
                                                                                 ------------          -----------

                  Total adjustments                                                 8,165,000           10,263,000
                                                                                 ------------          -----------

                  Net cash provided by operating activities                        14,781,000           14,176,000
                                                                                 ------------          -----------

Cash flows from investing activities:
    Purchase of property and equipment                                               (673,000)            (758,000)
    Proceeds from sale of property and equipment                                       19,000                   --
                                                                                 ------------          -----------

                  Net cash used in investing activities                              (654,000)            (758,000)
                                                                                 ------------          -----------

                                                             (Continued)

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                                              SIX-MONTH PERIOD ENDED
                                                                                                     JUNE 30,
                                                                                            --------------------------
                                                                                                2000           1999
                                                                                            -----------     ----------

    Cash flows from financing activities:
             Net repayments of long-term debt                                                (5,913,000)    (8,935,000)
             Cash received from issuances of common stock                                        38,000         73,000
                                                                                            -----------     ----------

                      Net cash used in financing activities                                  (5,875,000)    (8,862,000)
                                                                                            -----------     ----------

                      Net increase in cash                                                    8,252,000      4,556,000

    Cash at beginning of period                                                               1,633,000        263,000
                                                                                            -----------     ----------

    Cash at end of period                                                                   $ 9,885,000      4,819,000
                                                                                            ===========     ==========



    Supplemental disclosure of cash flow information:
      Cash paid during the period for:
             Interest                                                                       $   280,000      1,125,000
             Income taxes                                                                     3,241,000      1,073,000
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

(2)    Earnings per Share

       Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three and six-month periods ended June 30, 2000 and 1999, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

       The reconciliations of basic to diluted weighted-average shares are as follows:

                                                                                  THREE-MONTH PERIOD ENDED
                                                                                           JUNE 30,
                                                                                  ------------------------
                                                                                     2000          1999
                                                                                  ----------    ----------
    Net earnings                                                                  $2,232,000     1,668,000
                                                                                  ----------    ----------

    Weighted-average shares used in basic computation                              9,083,000     8,723,000
    Dilutive stock options                                                           338,000       281,000
                                                                                  ----------    ----------

         Weighted-average shares used for diluted computation                      9,421,000     9,004,000
                                                                                  ==========    ==========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(2)      Earnings per Share (Continued)
                                                                               SIX-MONTH PERIOD ENDED
                                                                                      JUNE 30,
                                                                               -----------------------
                                                                                  2000         1999
                                                                               ----------    ---------

        Net earnings                                                           $6,616,000    3,913,000
                                                                               ----------    ---------

        Weighted-average shares used in basic computation                       9,077,000    8,629,000
        Dilutive stock options                                                    225,000      237,000
                                                                               ----------    ---------

            Weighted-average shares used for diluted computation                9,302,000    8,866,000
                                                                               ----------    ---------


         Options to purchase 267,000 shares of common stock at prices ranging from $5.50 to $13.75 were outstanding during the three months ended June 30, 2000 and options to purchase 317,000 shares of common stock at prices ranging from $5.50 to $13.75 were outstanding during the three months ended June 30, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, were anti-dilutive.

         Options to purchase 642,000 shares of common stock at prices ranging from $3.03 to $13.75 were outstanding during the six months ended June 30, 2000 and options to purchase 322,000 shares of common stock at prices ranging from $3.03 to $13.75 were outstanding during the six months ended June 30, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, were anti-dilutive.

(3)      Inventories

         Inventories are summarized as follows:

                                            JUNE 30,     DECEMBER 31,
                                             2000           1999
                                          -----------    ----------
  Finished goods                          $12,062,000    17,841,000
  Work in process                              46,000       119,000
  Raw materials                               180,000       143,000
                                          -----------    ----------
  Total inventories                       $12,288,000    18,103,000
                                          ===========    ==========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(4)      Credit Facility

         The Company has a credit facility ("the Facility") which provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The agreement bears interest at the lenders' prime rate (9.50% at June 30, 2000) or, at the Company's election, an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. At June 30, 2000, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $4,081,000. The agreement underlying the credit facility includes a tangible net worth covenant. At June 30, 2000, the Company was in compliance with such covenant and the terms of the agreement.

 (5)     Income Taxes

         Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended June 30, 2000, the Company had income tax expense of $1,683,000, representing an effective income tax rate of 43.0%. For the three months ended June 30, 1999, the Company had income tax expense of $1,556,000, representing an effective income tax rate of 48.3%. For the six months ended June 30, 2000, the Company had income tax expense of $4,991,000, representing an effective income tax rate of 43.0%. For the six months ended June 30, 1999, the Company had income tax expense of $3,265,000, representing an effective income tax rate of 45.5%.

(6)      New Accounting Pronouncements

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN 44 did not have an effect on the Company's financial reporting.

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

         The Teva-domestic, Simple-domestic and Ugg-domestic segments include all sales shipped under those brand names from the Company's North American distribution centers in California and Canada. The vast majority of those sales are to customers located in North America. A portion, however, is shipped from those North American distribution centers to overseas customers. As a result, a portion of the Company's international sales is included in the Teva-domestic, Simple-domestic and Ugg-domestic segments. This treatment is consistent with the way management reviews and analyzes its segment data. This presentation is also consistent with the treatment at December 31, 1999, except that Teva-Canada is currently included in Teva-domestic whereas it was included under "Other" at December 31, 1999. The prior period amounts have been reclassified to conform to the current treatment.


         Business segment information for the six months ended June 30, 2000 and 1999 is summarized as follows:

                                             2000            1999
                                         ------------    ------------
   Sales to external customers:
   Teva, domestic                        $ 45,257,000      49,588,000
   Simple, domestic                         6,619,000       5,471,000
   Ugg, domestic                              775,000         424,000
   Other, primarily international          17,262,000      13,917,000
                                         ------------    ------------
                                         $ 69,913,000      69,400,000
                                         ============    ============

   Intersegment sales:
   Teva, domestic                        $    637,000         677,000
   Simple, domestic                            75,000              --
   Ugg, domestic                                   --              --
   Other, primarily international           1,054,000         827,000
                                         ------------    ------------
                                         $  1,766,000       1,504,000
                                         ============    ============

   Earnings (loss) from operations:
   Teva, domestic                        $ 10,487,000       8,036,000
   Simple, domestic                         1,688,000         992,000
   Ugg, domestic                             (503,000)     (1,352,000)
   Other, primarily international             440,000         516,000
                                         ------------    ------------
                                         $ 12,112,000       8,192,000
                                         ============    ============

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(7)      Business Segments (Continued)


         The reconciliations of earnings from operations from segment information for the six months ended June 30, 2000 and 1999 to the consolidated financial statements are as follows:


                                           2000            1999
                                       ------------    ------------
  Total earnings from operations
  for reportable segments              $ 12,112,000       8,192,000
  Intersegment profit change in
  beginning and ending inventory             (9,000)        103,000
                                       ------------    ------------
  Consolidated earnings from
    operations                         $ 12,103,000       8,295,000
                                       ============    ============


         Business segment information as of June 30, 2000 and December 31, 1999 is summarized as follows:

                                           2000            1999
                                       -----------     -----------
  Total assets:
  Teva, domestic                       $56,919,000      56,184,000
  Simple, domestic                       8,994,000       7,509,000
  Ugg, domestic                         20,839,000      25,947,000
  Other, primarily international         8,829,000       8,355,000
                                       -----------     -----------
                                       $95,581,000      97,995,000
                                       ===========     ===========

         The reconciliations of total assets from segment information to the consolidated financial statements are as follows:

                                                2000            1999
                                            ------------    ------------
  Total assets for reportable segments      $ 95,581,000      97,995,000
  Elimination of profit in ending
      inventories                                (31,000)        (22,000)

  Elimination of intersegment investments    (14,905,000)    (14,905,000)

  Elimination of intersegment receivables     (7,237,000)    (12,263,000)
  Unallocated refundable income taxes
      and deferred tax assets                  1,053,000       2,677,000
                                            ------------    ------------
  Consolidated total assets                 $ 74,461,000      73,482,000
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

         The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company is working with Customs to resolve the situation. In the event that Customs makes a final determination that the anti-dumping provisions cover such styles, the Company expects that it would have an exposure for prior unpaid anti-dumping duties during 1997 of up to approximately $500,000. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a precautionary measure, the Company has obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. The Company is unable to predict the outcome of this matter and the effect, if any, on the Company's consolidated financial statements.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 1999. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and operating expense expectations, expectations regarding the Company's liquidity, the potential imposition of certain customs duties, the potential impact of certain litigation and the impact of seasonality on the Company's operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying "Outlook" section of this Quarterly Report on Form 10-Q.


         Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Net sales decreased by $2,913,000, or 9.3%, to $28,447,000 from the comparable three months ended June 30, 1999 of $31,360,000. This decrease was a result of a new European distribution strategy implemented in the fourth quarter of 1999 whereby product is now sold entirely through distributors in Europe, versus a combination of distributors and retailers last year. This strategy resulted in a shift in a portion of the European sales to the first quarter from the second quarter, as the shipping window to distributors is generally earlier than that for retailers. Sales of the Teva brand decreased to $24,088,000 for the three months ended June 30, 2000 from $26,756,000 for the three months ended June 30, 1999, a 10.0% decrease as a result of this change in European distribution. Sales of Teva footwear represented 84.7% and 85.3% of net sales in the three months ended June 30, 2000 and 1999, respectively. Net sales of footwear under the Simple product line decreased 5.1% to $3,453,000 from $3,640,000 for the comparable three months ended June 30, 1999. The decrease in Simple sales was also due to the effect of the change to distributors in Europe. Net sales of Ugg footwear were $261,000 for the three months ended June 30, 2000, compared to net sales of $100,000 for the three months ended June 30, 1999. Due to the highly seasonal nature of Ugg's business, the second quarter is generally the lowest volume quarter for Ugg sales. Overall, international sales for all of the Company's products decreased 57.9% for the quarter to $3,385,000 from $8,035,000, representing 11.9% of net sales in 2000 and 25.6% in 1999. The international sales decrease for the quarter was due to the change in European distribution and the resulting shift in sales from the second quarter to the first quarter. During the first quarter ended March 31, 2000, the Company had experienced a corresponding 62.0% increase in international sales compared to the year ago period. The volume of footwear sold decreased 12.9% to 1,089,000 pairs during the three months ended June 30, 2000 from 1,250,000 pairs during the three months ended June 30, 1999, for the reasons discussed above.

         The weighted-average wholesale price per pair sold during the three months ended June 30, 2000 increased 5.8% to $25.33 from $23.95 for the three months ended June 30, 1999. The increase was primarily due to a shift in sales mix during the quarter toward domestic sales, which generally have higher average selling prices than international sales. In addition, the Company had lower amounts of discounted sales for the three months ended June 30, 2000 compared to June 30, 1999.

         Cost of sales decreased by $2,826,000, or 16.1%, to $14,778,000 for the three months ended June 30, 2000, compared with $17,604,000 for the three months ended June 30, 1999 and decreased as a percentage of net sales to 51.9% from 56.1%. Gross profit decreased by $87,000, or 0.6%, to $13,669,000 for the three months ended June 30, 2000 from $13,756,000 for the three months ended June 30, 1999 and increased as a percentage of net sales to 48.1% from 43.9%. The increase in gross margin was primarily the result of several factors including a change in sales mix toward domestic sales, which generally have

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         higher gross margins than international sales. International sales generally have lower gross margins than domestic sales due to the Company's use of distributors in most international markets. In addition, the Company continued to experience improvements in product sourcing and pricing as well as a reduced impact of sales returns, discounted sales and inventory write-downs.

         Selling, general and administrative expenses decreased by $385,000, or 3.8%, to $9,630,000 for the three months ended June 30, 2000, compared with the three months ended June 30, 1999 of $10,015,000, and increased as a percentage of net sales to 33.9% in 2000 from 31.9% in 1999. The decrease in selling, general and administrative expenses was primarily due to lower legal costs, warehouse costs, apparel related costs and lower variable costs associated with the change in sales volumes, partially offset by an increase in marketing spending. The increase in selling, general and administrative expenses as a percentage of net sales occurred as certain selling, general and administrative expenses are fixed costs and do not fluctuate in proportion to changes in sales volume.

         Net interest expense was $74,000 for the three months ended June 30, 2000 compared with $499,000 for the three months ended June 30, 1999, primarily due to significantly decreased borrowings on the credit facility in the current year, partially offset by higher average interest rates.

         For the three months ended June 30, 2000 the Company had an income tax expense of $1,683,000, representing an effective income tax rate of 43.0%. For the three months ended June 30, 1999, the Company had income tax expense of $1,556,000, representing an effective income tax rate of 48.3%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

         Net earnings increased 33.8% to $2,232,000, or $0.24 per share - diluted, for the three months ended June 30, 2000 versus net earnings of $1,668,000, or $0.19 per share - diluted, for the three months ended June 30, 1999 due to the reasons discussed above.


         Six Months Ended June 30, 2000 Compared to Six Months Ended
         June 30, 1999

         Net sales increased by $513,000, or 0.7%, to $69,913,000 for the six months ended June 30, 2000 from $69,400,000 for the comparable six months ended June 30, 1999. Sales of the Teva brand decreased to $58,869,000 for the six months ended June 30, 2000 from $59,700,000 for the six months ended June 30, 1999, a 1.4% decrease. This decrease occurred as the Company sold significantly fewer products to the athletic retail channels as the Company did not target this distribution channel in 2000 due to an apparent weakness in this sector, including store closures and financial difficulties at certain of the retailers. This decrease was partially offset by an increase in sales in international markets. Sales of Teva footwear represented 84.2% and 86.0% of net sales in the six months ended June 30, 2000 and 1999, respectively. Net sales of footwear under the Simple product line increased 16.7% to $8,845,000 from $7,582,000 for the comparable six months ended June 30, 1999. The increase in Simple sales was driven primarily by a resurgence in the popularity and strength of the brand. Net sales of Ugg footwear were $775,000 for the six months ended June 30, 2000, compared to net sales of $424,000 for the six months ended June 30, 1999. Due to the highly seasonal nature of Ugg's business, the first half of the year is generally a low volume period for Ugg sales. Overall, international sales for all of the Company's products increased 10.3% to $20,544,000 from $18,624,000, representing 29.4% of net sales in 2000 and 26.8% in 1999. The volume of footwear sold increased 4.8% to 2,780,000 pairs during the six months ended June 30, 2000 from 2,653,000 pairs during the six months ended June 30, 1999, for the reasons discussed above.

         The weighted-average wholesale price per pair sold during the six months ended June 30, 2000 decreased 2.7% to $24.36 from $25.05 for the six months ended June 30, 1999. The decrease was primarily due to

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         an overall shift in sales mix toward international sales, which are generally at lower average wholesale prices due to the use of distributors in nearly all international markets. In addition, the Company experienced a change in domestic sales mix away from certain styles with higher average wholesale prices toward styles with lower average prices.

         Cost of sales decreased by $1,559,000, or 4.1%, to $36,862,000 for the six months ended June 30, 2000, compared with $38,421,000 for the six months ended June 30, 1999 and decreased as a percentage of net sales to 52.7% from 55.4%. Gross profit increased by $2,072,000, or 6.7%, to $33,051,000 for the six months ended June 30, 2000 from $30,979,000 for the six months ended June 30, 1999 and increased as a percentage of net sales to 47.3% from 44.6%. The increase in gross margin was primarily the result of improved pricing and sourcing for the Spring 2000 product line and the reduced impact of sales returns, discounted sales and inventory write-downs.

         Selling, general and administrative expenses decreased by $1,736,000, or 7.7%, to $20,948,000 for the six months ended June 30, 2000, compared with the six months ended June 30, 1999 of $22,684,000, and decreased as a percentage of net sales to 30.0% in 2000 from 32.7% in 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of several factors, including the non-recurrence of the $1 million of special charges incurred in the first quarter of 1999 related to severance costs and litigation, as well as reductions in warehouse costs and apparel costs. These cost reductions were partially offset by an increase in marketing costs for the six months ended June 30, 2000 versus the six months ended June 30, 1999.

         Net interest expense decreased to $275,000 for the six months ended June 30, 2000, from $1,130,000 for the six months ended June 30, 1999, primarily due to decreased average borrowings on the Company's credit facility in the current year, partially offset by higher average interest rates.

         For the six months ended June 30, 2000, the Company had an income tax expense of $4,991,000, representing an effective income tax rate of 43.0%. For the six months ended June 30, 1999, the Company had income tax expense of $3,265,000, representing an effective income tax rate of 45.5%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

         Net earnings increased 69.1% to $6,616,000, or $0.71 per share - diluted, for the six months ended June 30, 2000 versus net earnings of $3,913,000, or $0.44 per share - diluted, for the six months ended June 30, 1999 due to the reasons discussed above.


         Outlook

         This "Outlook" section, the last paragraph under "Liquidity and Capital Resources," the discussion under "Seasonality" and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and operating expense expectations, expectations regarding the Company's liquidity, the potential imposition of certain customs duties, the potential impact of certain litigation, and the impact of seasonality on the Company's operations. All of the forward-looking statements are based on current expectations. Actual results may differ materially for a variety of reasons, including the reasons discussed below.

         Sales and Operating Expense Expectations. For calendar year 2000, the Company expects net sales of Teva to be relatively flat compared to 1999, reflecting the effects of two offsetting factors. Domestically, the Company expects lower sales to retailers in the athletic footwear channels as a result of apparent weakness in this segment of the market. The Company expects this decrease to be offset by continued

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         expansion in its international markets and through its greatly expanded Fall 2000 product offering of closed Teva footwear.

         The Company currently expects an increase in Ugg sales for 2000 of approximately 10% to 15%, as the Company focuses on geographical expansion outside of California and product diversification in its casual footwear offering.

         The Simple brand is gaining popularity as it has been refocused toward the teen and twenty-something market, where the Simple brand had previously been successful. The Company currently expects sales of the Simple line to increase approximately 15% in 2000 compared to 1999.

         The Company's selling, general and administrative expenses decreased to 35.0% of sales in fiscal year 1999 from 38.5% of sales in fiscal year 1998. The Company plans to continue to improve its operating efficiencies in 2000 and expects that the resulting selling, general and administrative expenses as a percentage of sales for fiscal year 2000 will be lower than that for fiscal year 1999. However, the Company does not expect the reduction in those expenses to be as dramatic as that experienced during the six months ended June 30, 2000 compared to the year ago period, as a significant portion of the improvement was due to the non-recurrence of special charges for severance compensation for the staff reduction and litigation costs which were incurred in the six-month period ended June 30, 1999.

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

         Potential Imposition of Duties. The European Commission has enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company is working with Customs to resolve the situation. In the event that Customs makes a final determination that the anti-dumping provisions cover such styles, the Company expects that it would have an exposure for prior unpaid anti-dumping duties from 1997 of up to approximately $500,000. In addition, if Customs determines that these styles are covered by the legislation, the duty amounts could

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
         cause such products to be too costly to import into Europe from China in the future. As a precautionary measure, the Company has obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. The Company is unable to predict the outcome of this matter and the effect, if any, on the Company's consolidated financial statements.


         Liquidity and Capital Resources

         The Company's liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility. At June 30, 2000, working capital was $39,753,000, including $9,885,000 of cash. Cash provided by operating activities aggregated $14,781,000 for the six months ended June 30, 2000. Trade accounts receivable increased 4.9% from December 31, 1999 and inventories decreased 32.1% since December 31, 1999 primarily as a result of normal seasonality. The Company has a credit facility ("the Facility") which provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The agreement bears interest at the lenders' prime rate (9.50% at June 30, 2000) or, at the Company's election, an adjusted Eurodollar rate plus 2 %. The Facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. The agreement underlying the credit facility includes a tangible net worth covenant. At June 30, 2000, the Company was in compliance with the terms and covenants of the agreement. On June 30, 2000, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $4,081,000.

         Capital expenditures totaled $673,000 for the six months ended June 30, 2000. The Company's capital expenditures related primarily to trade show booths, promotional vehicles, various computer hardware and software purchases and molds purchased for use in the production process. The Company currently has no material future commitments for capital expenditures.

         The Company's Board of Directors has authorized the repurchase of 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company's cash availability. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000, 330,000 shares in 1997 for cash consideration of $2,581,000 and 343,000 shares in 1998 for cash consideration of $2,528,000. No shares were repurchased during 1999 or during the six-month period ended June 30, 2000. At June 30, 2000, 1,227,000 shares remained available for repurchase under the program.

         In June 1999, the Company obtained an option to buy Teva and all of its assets, including all worldwide rights to all Teva products. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. The Company's option is exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company's earnings before interest, taxes, depreciation and amortization. The exercise of either of the Company's purchase

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

         options would require significant additional financing. There are no assurances that the additional financing will be available.

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

Item 2.  Changes in Securities.   Not applicable

Item 3.  Defaults upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 24, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders ratified the approval of an amendment to the Company's 1995 Employee Stock Purchase Plan, as amended (the "Plan"), to (a) increase the number of shares of common stock reserved for issuance thereunder by 200,000 shares and (b) extend the duration of the Plan by five years. 8,054,048 votes were cast in favor of the ratification; 123,186 were voted against; 27,311 abstained; and there were no broker non-votes.

         The stockholders also ratified the selection of KPMG LLP as the Company's independent auditors. 8,194,156 votes were cast in favor of the ratification; 6,720 were voted against; and 3,669 abstained. There were no broker non-votes.

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

                                     Deckers Outdoor Corporation



    Date:  August 11, 2000           /s/ M. Scott Ash
                                     --------------------------------------
                                     M. Scott Ash, Chief  Financial Officer

                                     (Duly Authorized Officer and Principal
                                     Financial and Accounting Officer)