Form 10-Q
period 2000-09-30
DECKERS OUTDOOR CORP
filed 2000-11-14
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                 Yes [X] No [ ]


Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                                         Outstanding at
                   CLASS                                November 8, 2000
        ----------------------------                    -----------------
        Common stock, $.01 par value                        9,112,706

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                                Table of Contents




                                                                                                                           Page
Part I.    Financial Information

      Item 1.    Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                        1

                 Condensed Consolidated Statements of Operations for the Three-Month Periods Ended September
                 30, 2000 and 1999                                                                                           2

                 Condensed Consolidated Statements of Operations for the Nine-Month Periods Ended September
                 30, 2000 and 1999                                                                                           3

                 Condensed Consolidated Statements of Cash Flows for the Nine-Month
                 Periods Ended September 30, 2000 and 1999                                                                 4-5

                 Notes to Condensed Consolidated Financial Statements                                                     6-11

      Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                               12-17

Part II.   Other Information

      Item 1.    Legal Proceedings                                                                                          18

      Item 2.    Changes in Securities                                                                                      18

      Item 3.    Defaults upon Senior Securities                                                                            18

      Item 4.    Submission of Matters to a Vote of Security Holders                                                        18

      Item 5.    Other Information                                                                                          18

      Item 6.    Exhibits and Reports on Form 8-K                                                                           18

      Signature                                                                                                             19

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                         ASSETS                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                                2000               1999
                                                                                           -------------      -------------
Current assets:
           Cash and cash equivalents                                                       $  15,038,000          1,633,000
           Trade accounts receivable, less allowance for doubtful
              accounts of $2,324,000 and $1,813,000 as of September 30, 2000 and
              December 31, 1999, respectively                                                 16,425,000         24,396,000
           Inventories                                                                        14,630,000         18,103,000
           Prepaid expenses and other current assets                                           1,382,000          2,235,000
           Refundable and deferred tax assets                                                  2,160,000          2,677,000
                                                                                           -------------      -------------
                     Total current assets                                                     49,635,000         49,044,000


Property and equipment, at cost, net                                                           2,774,000          2,125,000
Intangible assets, less accumulated amortization                                              20,863,000         22,037,000
Other assets, net                                                                                809,000            276,000
                                                                                           -------------      -------------
                                                                                           $  74,081,000         73,482,000
                                                                                           =============      =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Notes payable and current installments of long-term debt                        $   1,038,000            125,000
           Trade accounts payable                                                              6,229,000          7,261,000
           Accrued expenses                                                                    3,071,000          3,000,000
                                                                                           -------------      -------------
                     Total current liabilities                                                10,338,000         10,386,000
                                                                                           -------------      -------------

Long-term debt, less current installments                                                        520,000          6,276,000

Stockholders' equity:
           Preferred stock, $.01 par value.  Authorized 5,000,000 shares; none issued                 --                 --
           Common stock, $.01 par value. Authorized 20,000,000 shares; issued
              10,085,658 shares and outstanding 9,112,706 shares at September
              30, 2000; issued 10,037,957 shares and outstanding 9,065,005
              shares at December 31, 1999                                                         91,000             91,000
           Additional paid-in capital                                                         24,925,000         24,743,000
           Retained earnings                                                                  38,831,000         32,610,000
                                                                                           -------------      -------------
                                                                                              63,847,000         57,444,000
           Less note receivable from stockholder/former director                                 624,000            624,000
                                                                                           -------------      -------------
                     Total stockholders' equity                                               63,223,000         56,820,000
                                                                                           -------------      -------------
                                                                                           $  74,081,000         73,482,000
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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                             THREE-MONTH PERIOD ENDED
                                                                  SEPTEMBER 30,
                                                         -------------------------------
                                                             2000               1999
                                                         ------------       ------------
Net sales                                                $ 19,023,000         18,244,000
Cost of sales                                              11,837,000         12,523,000
                                                         ------------       ------------
                     Gross profit                           7,186,000          5,721,000

Selling, general and administrative expenses                8,036,000          7,846,000
                                                         ------------       ------------
                     Loss from operations                    (850,000)        (2,125,000)

Other expense (income):
       Interest expense (income), net                        (153,000)           100,000
       Other expense (income)                                  (4,000)             4,000
                                                         ------------       ------------
                     Loss before income tax benefit          (693,000)        (2,229,000)
                                                         ------------       ------------

Income tax benefit                                           (298,000)          (954,000)
                                                         ------------       ------------

                     Net loss                            $   (395,000)        (1,275,000)
                                                         ============       ============
Net loss per share:
       Basic                                             $      (0.04)             (0.14)
       Diluted                                                  (0.04)             (0.14)
                                                         ============       ============

Weighted-average shares:
       Basic                                                9,099,000          9,026,000
       Diluted                                              9,099,000          9,026,000
                                                         ============       ============



See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                         NINE-MONTH PERIOD ENDED
                                                               SEPTEMBER 30,
                                                       ----------------------------
                                                           2000             1999
                                                       -----------      -----------
Net sales                                              $88,936,000       87,644,000
Cost of sales                                           48,699,000       50,944,000
                                                       -----------      -----------
                     Gross profit                       40,237,000       36,700,000

Selling, general and administrative expenses            28,984,000       30,530,000
                                                       -----------      -----------
                     Earnings from operations           11,253,000        6,170,000

Other expense (income):
       Interest expense, net                               122,000        1,230,000
       Other expense (income)                              217,000           (9,000)
                                                       -----------      -----------
                     Earnings before income taxes       10,914,000        4,949,000

Income taxes                                             4,693,000        2,311,000
                                                       -----------      -----------

                     Net earnings                      $ 6,221,000        2,638,000
                                                       ===========      ===========

Net earnings per share:
       Basic                                           $      0.68             0.30
       Diluted                                                0.66             0.30
                                                       ===========      ===========

Weighted-average shares:
       Basic                                             9,084,000        8,761,000
       Diluted                                           9,482,000        8,921,000
                                                       ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                            NINE-MONTH PERIOD ENDED
                                                                                                  SEPTEMBER 30,
                                                                                          -------------------------------

                                                                                              2000               1999
                                                                                          ------------       ------------
Cash flows from operating activities:
     Net earnings                                                                         $  6,221,000          2,638,000
                                                                                          ------------       ------------

     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                                     2,165,000          2,406,000
           Provision for doubtful accounts                                                   1,341,000          1,409,000
           Loss (gain) on disposal of assets                                                    55,000            (10,000)
           Non-cash stock compensation                                                          78,000             34,000
           Changes in assets and liabilities:
              (Increase) decrease in:
                 Trade accounts receivable                                                   6,630,000          7,544,000
                 Inventories                                                                 3,473,000          6,744,000
                 Prepaid expenses and other current assets                                     853,000            775,000
                 Refundable income taxes                                                       517,000          3,756,000
                 Other assets                                                                 (533,000)            56,000
              Increase (decrease) in:
                 Trade accounts payable                                                     (1,032,000)        (2,312,000)
                 Accrued expenses                                                               71,000           (636,000)
                                                                                          ------------       ------------
                     Total adjustments                                                      13,618,000         19,766,000
                                                                                          ------------       ------------
                     Net cash provided by operating activities                              19,839,000         22,404,000
                                                                                          ------------       ------------
Cash flows from investing activities:
    Cash paid in connection with Teva license                                                       --         (1,000,000)
    Purchase of property and equipment                                                      (1,714,000)          (857,000)
    Proceeds from sale of property and equipment                                                19,000             10,000
                                                                                          ------------       ------------
                     Net cash used in investing activities                                  (1,695,000)        (1,847,000)
                                                                                          ------------       ------------

                                   (Continued)

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)


                                                                                      NINE-MONTH PERIOD ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                       2000               1999
                                                                                   ------------       ------------
Cash flows from financing activities:
           Net repayments of long-term debt                                          (4,843,000)       (19,305,000)
           Cash received from exercise of stock options                                 104,000            132,000
                                                                                   ------------       ------------
                     Net cash used in financing activities                           (4,739,000)       (19,173,000)
                                                                                   ------------       ------------
                     Net increase in cash and cash equivalents                       13,405,000          1,384,000

Cash and cash equivalents at beginning of period                                      1,633,000            263,000
                                                                                   ------------       ------------
Cash and cash equivalents at end of period                                         $ 15,038,000          1,647,000
                                                                                   ============       ============



Supplemental disclosure of cash flow information:
   Cash paid during the period for:
           Interest                                                                $    320,000          1,257,000
           Income taxes                                                               4,782,000          1,260,000
                                                                                   ============       ============


Supplemental disclosure of noncash investing and financing activities:

           In connection with the Teva License Agreement, dated June 7, 1999, the Company recorded an increase in intangible assets of $2,608,000 in 1999 for the value of the Teva license paid for with cash of $1,000,000 and issuance of 428,743 shares of common stock valued at approximately $1,608,000.



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

(2)     Earnings (loss) per Share

        Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three-month periods ended September 30, 2000 and 1999, the Company had a net loss and accordingly, the inclusion of stock options would be anti-dilutive. As a result, the impact of stock options was not included in the computations for these periods and the resulting weighted-average number of shares used in the basic computation and the diluted computation are the same. For the nine-month periods ended September 30, 2000 and 1999, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

        The reconciliations of basic to diluted weighted-average shares are as follows for the nine months ended September 30, 2000 and 1999:


                                                                NINE-MONTH PERIOD ENDED
                                                                      SEPTEMBER 30,
                                                               --------------------------
                                                                  2000            1999
                                                               ----------      ----------
Net earnings                                                   $6,221,000       2,638,000
                                                               ==========      ==========

Weighted-average shares used in basic computation               9,084,000       8,761,000
Dilutive stock options                                            398,000         160,000
                                                               ----------      ----------
     Weighted-average shares used for diluted computation       9,482,000       8,921,000
                                                               ==========      ==========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(2)        Earnings (loss) per Share (Continued)

           Options to purchase 1,284,000 shares of common stock at prices ranging from $1.56 to $13.75 were outstanding during the three months ended September 30, 2000 and options to purchase 794,000 shares of common stock at prices ranging from $1.56 to $13.75 were outstanding during the three months ended September 30, 1999, but were not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company incurred a net loss.

           Options to purchase 267,000 shares of common stock at prices ranging from $5.50 to $13.75 were outstanding during the nine months ended September 30, 2000 and options to purchase 284,000 shares of common stock at prices ranging from $3.00 to $13.75 were outstanding during the nine months ended September 30, 1999, but were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, were anti-dilutive.

(3)        Inventories

           Inventories are summarized as follows:


                                   SEPTEMBER 30,        DECEMBER 31,
                                       2000                1999
                                   -------------       -------------
  Finished goods                   $  16,076,000          18,578,000
  Work in process                         41,000             119,000
  Raw materials                          145,000             169,000
                                   -------------       -------------
       Gross inventories              16,262,000          18,866,000
  Less inventory reserves             (1,632,000)           (763,000)
                                   -------------       -------------

       Total inventories, net      $  14,630,000          18,103,000
                                   =============       =============



(4)        Credit Facility

           The Company has a credit facility ("the Facility") which provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The agreement bears interest at the lenders' prime rate (9.50% at September 30, 2000) or, at the Company's election, an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. At September 30, 2000, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $4,798,000. The agreement underlying the credit facility includes a tangible net worth covenant. At September 30, 2000, the Company was in compliance with such covenant and the terms of the agreement.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(5)        Income Taxes

           Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended September 30, 2000, the Company had an income tax benefit of $298,000, representing an effective income tax rate of 43.0%. For the three months ended September 30, 1999, the Company had an income tax benefit of $954,000, representing an effective income tax rate of 42.8%. For the nine months ended September 30, 2000, the Company had income tax expense of $4,693,000, representing an effective income tax rate of 43.0%. For the nine months ended September 30, 1999, the Company had income tax expense of $2,311,000, representing an effective income tax rate of 46.7%.

(6)        New Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB No. 133). FASB No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for other hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As issued, FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the Board issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" (FASB No.
           137). FASB No. 137 delays the effective date of FASB No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not expect FASB No. 133 to have a material impact on the financial statements.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(7)        Business Segments (Continued)

           Business segment information for the nine months ended September 30, 2000 and 1999 is summarized as follows:


                                          2000             1999
                                      -----------      -----------
Sales to external customers:
Teva, domestic                        $49,233,000       54,781,000
Simple, domestic                        9,937,000        8,881,000
Ugg, domestic                           6,836,000        5,221,000
Other, primarily international         22,930,000       18,761,000
                                      -----------      -----------
                                      $88,936,000       87,644,000
                                      ===========      ===========

Intersegment sales:
Teva, domestic                        $   683,000          721,000
Simple, domestic                          120,000               --
Ugg, domestic                              48,000               --
Other, primarily international          1,583,000        1,980,000
                                      -----------      -----------
                                      $ 2,434,000        2,701,000
                                      ===========      ===========

Earnings (loss) from operations:
Teva, domestic                        $ 7,402,000        4,581,000
Simple, domestic                        2,472,000        1,511,000
Ugg, domestic                           1,125,000         (599,000)
Other, primarily international            262,000          623,000
                                      -----------      -----------
                                      $11,261,000        6,116,000
                                      ===========      ===========


The reconciliations of earnings from operations from segment information to the consolidated financial statements for the nine months ended September 30, 2000 and 1999 are as follows:


                                                   2000               1999
                                               ------------       ------------
  Total earnings from operations for
   reportable segments                         $ 11,261,000          6,116,000
  Intersegment profit change in beginning
   and ending inventory                              (8,000)            54,000
                                               ------------       ------------
  Consolidated earnings from operations        $ 11,253,000          6,170,000
                                               ============       ============


                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(7)        Business Segments (Continued)


           Business segment information as of September 30, 2000 and December 31, 1999 is summarized as follows:


                                                                   2000               1999
                                                               ------------       ------------
       Total assets:
       Teva, domestic                                          $ 50,953,000         56,184,000
       Simple, domestic                                           9,579,000          7,509,000
       Ugg, domestic                                             26,049,000         25,947,000
       Other, primarily international                             8,373,000          8,355,000
                                                               ------------       ------------
                                                               $ 94,954,000         97,995,000
                                                               ============       ============


           The reconciliations of total assets from segment information to the consolidated financial statements are as follows:


                                                                     2000               1999
                                                                 ------------       ------------
       Total assets for reportable segments                      $ 94,954,000         97,995,000
       Elimination of profit in ending inventories                    (30,000)           (22,000)
       Elimination of intersegment investments                    (14,905,000)       (14,905,000)
       Elimination of intersegment receivables                     (8,098,000)       (12,263,000)
       Unallocated refundable income taxes and
           deferred tax assets                                      2,160,000          2,677,000
                                                                 ------------       ------------
       Consolidated total assets                                 $ 74,081,000         73,482,000
                                                                 ============       ============

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


 (8)       Contingencies (Continued)

           In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company has been contesting the opinion and is working with Customs to resolve the situation. The Company has since obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. In the event that Customs makes a final determination that the anti-dumping provisions cover such styles, the Company would have an exposure for prior unpaid anti-dumping duties during 1997 of approximately $375,000. Recently, the European Commission added an explanatory note to the anti-dumping legislation which effectively strengthened its position. As a result of this recent development, the Company recorded a $375,000 charge to selling, general and administration expenses to accrue for the potential loss on this matter during the quarter ended September 30, 2000. The Company is unable to predict the outcome of this matter and the effect, if any, on the Company's consolidated financial statements.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 1999. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and operating expense expectations, expectations regarding the Company's liquidity, the potential impact of certain litigation and the impact of seasonality on the Company's operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying "Outlook" section of this Quarterly Report on Form 10-Q.


           Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

           Net sales increased by $779,000, or 4.3%, to $19,023,000 from the comparable three months ended September 30, 1999 of $18,244,000. Sales of the Teva brand increased to $8,124,000 for the three months ended September 30, 2000 from $7,575,000 for the three months ended September 30, 1999, a 7.2% increase, largely as a result of the introduction of a Fall product line of hikers and similar products in the third quarter of 2000. Sales of Teva footwear represented 42.7% and 41.5% of net sales in the three months ended September 30, 2000 and 1999, respectively. Net sales of footwear under the Simple product line decreased 17.2% to $4,372,000 from $5,281,000 for the comparable three months ended September 30, 1999. The decrease in Simple sales was due to continued weakness in the international markets, partially offset by a 7% increase in Simple sales in the United States. Net sales of Ugg footwear increased 27.1% to $6,095,000 for the three months ended September 30, 2000, compared to net sales of $4,797,000 for the three months ended September 30, 1999, driven by the strong acceptance of the new Street Collection of casual footwear, and the success of our fall early delivery program. Overall, international sales for all of the Company's products increased 3.1% for the quarter to $5,590,000 from $5,421,000, representing 29.4% of net sales in 2000 and 29.7% in 1999. The volume of footwear sold decreased 5.8% to 633,000 pairs during the three months ended September 30, 2000 from 672,000 pairs during the three months ended September 30, 1999, for the reasons discussed above.

           The weighted-average wholesale price per pair sold during the three months ended September 30, 2000 increased 12.3% to $29.08 from $25.89 for the three months ended September 30, 1999. The increase was primarily due to lower volumes of discounted sales in 2000 versus 1999 as well as a higher volume of Ugg sales in the third quarter of 2000, which generally carry a higher average wholesale price than Teva and Simple.

           Cost of sales decreased by $686,000 or 5.5%, to $11,837,000 for the three months ended September 30, 2000, compared with $12,523,000 for the three months ended September 30, 1999 and decreased as a percentage of net sales to 62.2% from 68.6%. Gross profit increased by $1,465,000, or 25.6%, to $7,186,000 for the three months ended September 30, 2000 from $5,721,000 for the three months ended September 30, 1999 and increased as a percentage of net sales to 37.8% from 31.4%. The increase in gross margin was primarily the result of significantly better inventory management, which resulted in a lower volume of closeouts, as well as improvements in product sourcing and pricing.


           The Company carries its inventories at the lower of cost or market, using a reserve for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the three months ended September 30, 2000, the Company had net additions to the reserve for inventory obsolescence of approximately $468,000 primarily

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


           due to write-downs for Teva with the end of the Spring 2000 Teva season and due to write-downs of Canadian Teva and Simple inventory in connection with the planned shift to a distributor for that territory. For the three months ended September 30, 1999, the Company had a net decrease in the reserve of approximately $315,000 as the Company sold the underlying inventory for which a reserve had been previously recorded.

           Selling, general and administrative expenses increased by $190,000, or 2.4%, to $8,036,000 for the three months ended September 30, 2000, compared with the three months ended September 30, 1999 of $7,846,000, and decreased as a percentage of net sales to 42.2% in 2000 from 43.0% in 1999. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to increased leverage on a higher level of sales and lower European operating costs, partially offset by increased marketing and promotional costs. In addition, during the quarter the Company incurred a nonrecurring charge of $375,000 related to a reserve for losses on European anti-dumping duties dating back to 1997, which was included in selling, general and administrative expenses for the current quarter.

           Net interest income was $153,000 for the three months ended September 30, 2000 compared with net interest expense of $100,000 for the three months ended September 30, 1999, primarily due to significantly decreased borrowings on the credit facility in the current year combined with a significant increase in interest bearing assets.

           For the three months ended September 30, 2000 the Company had an income tax benefit of $298,000, representing an effective income tax rate of 43.0%. For the three months ended September 30, 1999, the Company had an income tax benefit of $954,000, representing an effective income tax rate of 42.8%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

           The Company experienced a net loss of $395,000 or $0.04 per share - diluted, for the three months ended September 30, 2000 versus a net loss of $1,275,000, or $0.14 per share - diluted, for the three months ended September 30, 1999 due to the reasons discussed above.


           Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

           Net sales increased by $1,292,000, or 1.5%, to $88,936,000 for the nine months ended September 30, 2000 from $87,644,000 for the comparable nine months ended September 30, 1999. Sales of the Teva brand decreased to $66,993,000 for the nine months ended September 30, 2000 from $67,275,000 for the nine months ended September 30, 1999, a 0.4% decrease. This decrease occurred as the Company sold significantly fewer products to the athletic retail channels as the Company did not target this distribution channel in 2000 due to an apparent weakness in this sector, including store closures and financial difficulties of certain of the retailers. This decrease was partially offset by an increase in sales in international markets and the sale of closed Teva footwear. Sales of Teva footwear represented 75.3% and 76.8% of net sales in the nine months ended September 30, 2000 and 1999, respectively. Net sales of footwear under the Simple product line increased 2.8% to $13,217,000 from $12,863,000 for the comparable nine months ended September 30, 1999. The increase in Simple sales was driven primarily by a resurgence in the popularity and strength of the brand in the United States market, partially offset by weakness in the brand's international markets. Net sales of Ugg footwear were $6,870,000 for the nine months ended September 30, 2000, compared to net sales of $5,221,000 for the nine months ended September 30, 1999. Overall, international sales for all of the Company's products increased 8.7% to $26,133,000 from $24,044,000, representing 29.4% of net sales in 2000 and 27.4% in 1999. The volume of footwear sold increased 2.6% to 3,413,000 pairs during the nine months ended September 30, 2000 from 3,325,000 pairs during the nine months ended September 30, 1999, for the reasons discussed above.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

           The weighted-average wholesale price per pair sold during the nine months ended September 30, 2000 remained comparable at $25.25 versus $25.22 for the nine months ended September 30, 1999 reflecting the effects of offsetting factors. The Company had fewer discounted sales in the current year, offset by an increased volume of international sales, which generally carry a lower average selling price than domestic sales as well as the Company sold a higher percentage of lower priced footwear such as children's styles and thongs.

           Cost of sales decreased by $2,245,000, or 4.4% to $48,699,000 for the nine months ended September 30, 2000, compared with $50,944,000 for the nine months ended September 30, 1999 and decreased as a percentage of net sales to 54.8% from 58.1%. Gross profit increased by $3,537,000, or 9.6%, to $40,237,000 for the nine months ended September 30, 2000 from $36,700,000 for the nine months ended September 30, 1999 and increased as a percentage of net sales to 45.2% from 41.9%. The increase in gross margin was primarily the result of improved inventory management, the reduced impact of sales returns and discounted sales and improved pricing and sourcing for the Spring 2000 product line.

           For the nine months ended September 30, 2000, the Company had a net increase in its reserve for inventory obsolescence of $869,000 reflecting inventory write-downs to estimated market values for Teva with the end of the Spring 2000 Teva season and due to write-downs of Canadian Teva and Simple inventory in connection with the planned shift to a distributor for that territory. For the nine months ended September 30, 1999, the Company had a net decrease in the reserve for inventory obsolescence of approximately $728,000 reflecting the Company's sales of closeout inventory for which the Company had previously recorded a reserve for obsolescence.

           Selling, general and administrative expenses decreased by $1,546,000, or 5.1%, to $28,984,000 for the nine months ended September 30, 2000, compared with the nine months ended September 30, 1999 of $30,530,000, and decreased as a percentage of net sales to 32.6% in 2000 from 34.8% in 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of several factors, including the nonrecurrence of the $1 million of special charges incurred in the first quarter of 1999 related to severance costs and litigation, as well as reductions in European operating costs, apparel costs and warehouse costs. These cost reductions were partially offset by an increase in marketing and promotional costs for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999 and the increase in the reserve for exposure to European anti-dumping duties in 2000.

           Net interest expense decreased to $122,000 for the nine months ended September 30, 2000, from $1,230,000 for the nine months ended September 30, 1999, primarily due to significantly decreased average borrowings on the Company's credit facility in the current year, partially offset by higher average interest rates.

           For the nine months ended September 30, 2000, the Company had an income tax expense of $4,693,000, representing an effective income tax rate of 43.0%. For the nine months ended September 30, 1999, the Company had income tax expense of $2,311,000 representing an effective income tax rate of 46.7%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

           Net earnings increased 135.8% to $6,221,000, or $.66 per share - diluted, for the nine months ended September 30, 2000 versus net earnings of $2,638,000 or $.30 per share - diluted, for the nine months ended September 30, 1999 due to the reasons discussed above.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

           Outlook

           This "Outlook" section, the last paragraph under "Liquidity and Capital Resources," the discussion under "Seasonality" and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and operating expense expectations, expectations regarding the Company's liquidity, the potential impact of certain litigation, and the impact of seasonality on the Company's operations. These forward-looking statements are based on the Company's expectations as of today, November 14, 2000. No one should assume that any forward-looking statement made by the Company will remain consistent with the company's expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All of the forward-looking statements are based on management's current expectations and are inherently uncertain. Actual results may differ materially for a variety of reasons, including the reasons discussed below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

           Sales and Operating Expense Expectations. For calendar year 2000, the Company expects net sales of Teva to be relatively flat compared to 1999, reflecting the effects of two offsetting factors. Domestically, the Company expects lower sales to retailers in the athletic footwear channels as a result of apparent weakness in this segment of the market. The Company expects this decrease to be offset by continued expansion in its international markets and through its expanded Fall 2000 product offering of closed Teva footwear.

           The Company currently expects an increase in Ugg sales for 2000 of approximately 10% to 15%, as the Company focuses on geographical expansion outside of California and product diversification in its casual footwear offering.

           The Simple brand has been refocused toward the teen and twenty-something market, where the Simple brand had previously been successful. The Company currently expects Simple sales for 2000 to be relatively flat to a slight increase compared to 1999 reflecting the increased popularity of the brand in the United States, partially offset by a continuing lag in the international markets.

           The Company's selling, general and administrative expenses decreased to 35.0% of sales in fiscal year 1999 from 38.5% of sales in fiscal year 1998. The Company has improved its operating efficiencies in the first nine months of 2000 and currently expects that selling, general and administrative expenses as a percentage of sales for fiscal year 2000 will be lower than that for fiscal year 1999. However, the Company does not expect the reduction in those expenses to be as dramatic as that experienced during the nine months ended September 30, 2000 compared to the year ago period, as a significant portion of the improvement was due to the non-recurrence of special charges for severance compensation for the staff reduction and litigation costs which were incurred in the nine-month period ended September 30, 1999.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

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


           Liquidity and Capital Resources

           The Company's liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility. At September 30, 2000, working capital was $39,297,000, including $15,038,000 of cash and cash equivalents. Cash provided by operating activities aggregated $19,839,000 for the nine months ended September 30, 2000. Trade accounts receivable decreased 32.7% from December 31, 1999 and inventories decreased 19.2% since December 31, 1999 primarily as a result of normal seasonality.

           The Company has a credit facility ("the Facility") which provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The agreement bears interest at the lenders' prime rate (9.50% at September 30, 2000) or, at the Company's election, an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. The agreement underlying the credit facility includes a tangible net worth covenant. At September 30, 2000, the Company was in compliance with the terms and covenants of the agreement. On September 30, 2000, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $4,798,000.

           Capital expenditures totaled $1,714,000 for the nine months ended September 30, 2000. The Company's capital expenditures related primarily to trade show booths, promotional vehicles, various computer hardware and software purchases and molds purchased for use in the production process. The Company currently has no material future commitments for capital expenditures.

           The Company's Board of Directors has authorized the repurchase of 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company's cash availability. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000, 330,000 shares in 1997 for cash consideration of $2,581,000 and 343,000 shares in 1998 for cash consideration of $2,528,000. No shares were repurchased during 1999 or during the nine-month period ended September 30, 2000. At September 30, 2000, 1,227,000 shares remained available for repurchase under the program.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

           In June 1999, the Company obtained an option to buy Teva and all of its assets, including all worldwide rights to all Teva products. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. The Company's option is exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company's earnings before interest, taxes, depreciation and amortization. The exercise of either of the Company's purchase options would require significant additional financing. There are no assurances that the additional financing will be available.

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

                                      Deckers Outdoor Corporation



Date:  November 14, 2000              /s/ M. Scott Ash
                                      ------------------------------------------
                                      M. Scott Ash, Chief  Financial Officer

                                      (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)