Form 10-K
period 2000-12-31
DECKERS OUTDOOR CORP
filed 2001-03-30
CIK 910521

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant on February 28, 2001 based on the closing price of the Common Stock on the NASDAQ National Market System on such date was $20,451,232.

     The number of shares of the registrant's Common Stock outstanding at February 28, 2001 was 9,168,477.

     Portions of registrant's definitive proxy statement relating to registrant's 2001 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of registrant's fiscal year ended December 31, 2000, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          DECKERS OUTDOOR CORPORATION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   27
Item 8.   Financial Statements and Supplementary Data.................   27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   27

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   48
Item 11.  Executive Compensation......................................   48
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   48
Item 13.  Security Relationships and Related Transactions.............   48

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   49

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company builds niche products into global lifestyle brands by designing and marketing innovative, functional and fashion-oriented footwear, developed for both high performance outdoor activities and everyday casual lifestyle use. Currently, the Company offers three primary product lines under the following recognized brand names: Teva(R) -- high-performance sports sandals and rugged outdoor and casual footwear; Simple(R) -- innovative shoes that combine the comfort elements of athletic footwear with casual styling; and Ugg(R) -- authentic sheepskin boots and other footwear. Teva is a registered trademark of Mark Thatcher, the inventor and licensor of Teva Sport Sandals. Simple and Ugg are registered trademarks of the Company and its subsidiaries. All of the Company's footwear possess the common features of high quality with a primary focus on functionality and comfort. In 2000, the Company sold approximately 4,265,000 pairs of footwear. Revenues from sales (domestic and international) of Teva products have been $79,732,000, $80,963,000 and $68,870,000 during 2000,
1999 and 1998, representing 70.1%, 72.9% and 66.5% of net sales, respectively. For financial information regarding the Company's industry segments, see note 9 to the accompanying consolidated financial statements.

MARKET OVERVIEW

     The casual, outdoor and athletic footwear market is comprised of footwear worn for casual everyday use and for outdoor and athletic activities such as hiking, boating, basketball, tennis, fitness and jogging. The market for such footwear has grown significantly during the last decade. The Company believes that the principal reasons for the growth in sales of such footwear have been the growing acceptance of athletic footwear as casual wear and the growing acceptance of casual wear, in general, including the increasing casualization of the workplace, increasingly active consumer lifestyles and the growing emphasis on comfort.

     Over the last few years the overall footwear market has seen significant growth of the outdoor segment as well as the growing emphasis on comfort. Outdoor footwear includes shoes, boots and sandals for outdoor recreational activities such as hiking, river rafting, camping and casual wear. Companies engaged in the outdoor footwear market include Nike, Adidas, Timberland, Columbia and Salomon. The Company believes that the growth in outdoor footwear is driven by several factors including a general shift in consumer preferences and lifestyles to include more outdoor, sports and recreational activities such as hiking and camping. In addition, the increasing popularity of extreme sports, including skateboarding, snowboarding, kayaking and river rafting, among others, has created an additional emphasis and awareness of outdoor activities and lifestyles. As consumers engage in outdoor activities, they typically desire footwear specifically designed for these purposes, yet they demand the same level of quality and high performance that they have come to expect from traditional athletic footwear. In addition, more consumers are turning to an emphasis on casual and comfortable footwear and apparel, including the trend toward casual workplaces. The Company believes that its products have benefited from this growing trend and that its footwear addresses consumers' demands for highly functional footwear that is durable as well as comfortable and fashionable.

     The casual, outdoor and athletic footwear markets are generally characterized by a high level of recognition of brand names, logos and trademarks. Unique and identifying features create brand awareness among consumers and allow a favorable reputation to be transferred to new products. The manufacture of casual, outdoor and athletic footwear is typically conducted overseas through independent manufacturers. Casual and athletic footwear is distributed through athletic footwear stores, department stores and specialty retailers. Outdoor footwear is generally distributed through these channels as well but is to a large extent distributed through outdoor specialty retailers. Retailers may purchase footwear on a "futures" basis (orders placed at a discount in advance of a season) or an "at once" basis (orders placed and filled immediately). Futures orders allow the Company to more accurately predict its manufacturing and sourcing needs. By placing futures orders, retailers are also able to reduce the risk that the Company will be unable to meet their delivery requirements. Retailers are generally encouraged to purchase goods on a futures basis by receiving discounts or special payment terms not otherwise available.

RISK FACTORS

     This Annual Report on Form 10-K contains a variety of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including forward-looking statements in this "Risk Factors" section, the "Outlook" section, the last paragraph under "Liquidity and Capital Resources", the discussion under "Seasonality" and other statements in this Annual Report. These forward-looking statements relate to expectations regarding sales and earnings per share, expectations regarding the Company's liquidity, the potential impact of a non-renewal of the Teva license due to the Company's potential failure to meet required sales minimums in 2004 or 2008, the potential impact of certain litigation, the potential impact of economic factors and conditions, the potential impact of the Company's dependence on foreign manufacturers, the potential impact of competition, the potential impact of the Company's dependence upon key personnel, the potential impact of weather conditions, the potential impact of the possible acquisition of Teva and the impact of seasonality on the Company's operations. These forward-looking statements are based on the Company's expectations as of March 2001. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company's expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. Other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

  Teva License Agreement

     The Company has been selling its Teva line of sport sandals and other footwear since 1985 pursuant to various exclusive licensing arrangements with Mark Thatcher, the inventor of the Teva sport sandal and owner of the Teva patents and trademark. In June 1999, the Company signed a new exclusive footwear license agreement with Mr. Thatcher. The agreement became effective January 1, 2000 and continues through December 31, 2004. If minimum annual sales levels are achieved in 2004, the license automatically renews for an additional four years, through December 31, 2008. If minimum annual sales levels are achieved in 2008, the license automatically renews again through December 31, 2011. However, if the minimum annual sales levels are not achieved in 2004 or 2008, the license expires and the Company will no longer be able to sell Teva footwear. These required minimum annual sales levels exceed the annual sales levels achieved by the Company to date. Also, Mr. Thatcher may terminate the licensing agreement if the Company breaches its obligations under the agreement. Sales of Teva footwear and apparel accounted for approximately 70.1%, 72.9% and 66.5% of the Company's net sales for fiscal years 2000, 1999 and 1998, respectively. The termination of the license would have a material adverse effect on the Company's results of operations.

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

  Quality and Performance

     In response to consumer demand, the Company also uses certain specialized materials in its footwear. The failure of products using such materials to perform to the Company's specifications or customer satisfaction could result in a higher rate of customer returns and could adversely affect the image of the Deckers Brands, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Economic Cyclicality and Footwear Retailing

     The footwear industry historically has been subject to cyclical variation and can be negatively impacted by decreased consumer spending or softness in the retail market. This cyclicality could adversely affect the Company's business. In addition, various retailers, including some of the Company's customers, have experienced financial difficulties during the past several years, thereby increasing the risk that such retailers may not pay for the Company's products in a timely manner. No assurance can be given that the Company's bad debt expense will not increase relative to net sales in the future. Any significant increase in the Company's bad debt expense relative to net sales would adversely impact the Company's net earnings and cash flow and could affect the Company's ability to pay its obligations as they become due.

  Dependence on Foreign Manufacturers

     Virtually all of the Deckers footwear products are manufactured by third party suppliers in the Far East, Australia and New Zealand, with the vast majority of production occurring in China. There can be no assurance that the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to meet production and delivery deadlines or increases in manufacturing costs. In addition, if the Company's relationship with any of its manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and there can be no assurance that the Company would be able to obtain alternative manufacturing sources on terms satisfactory to it. If a change in its suppliers becomes necessary, the Company would likely experience increased costs, as well as substantial disruption and a resulting loss of sales.

     Foreign manufacturing is subject to a number of risks, including work stoppage, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers (including quotas), restrictions on the transfer of funds, environmental regulation and other changes in governmental policies. The Company may also experience general risks associated with managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs. There can be no assurance that such factors will not materially adversely affect the Company's business, financial condition and results of operations.

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

     In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company has been contesting the opinion and is working with Dutch Customs to resolve the situation. The Company has since obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. In the event that Dutch Customs makes a final determination that the anti-dumping provisions are applicable, the Company would have an exposure for prior unpaid anti-dumping duties during 1997 of approximately $400,000. Recently, the European Commission added an explanatory note to the anti-dumping legislation which effectively strengthened its position. As a result of this recent development, the Company recorded a $400,000 charge to selling, general and administration expenses to accrue for the potential loss on this matter during the year ended December 31, 2000.

  Competition and Infringing Products

     The outdoor and footwear industries are both highly competitive, and the recent growth in the markets for sports sandals and casual footwear has encouraged the entry of many new competitors into the marketplace as well as increased competition from established companies. Many of the Company's competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness in the footwear market, than the Company. In addition, the general availability of offshore manufacturing capacity allows rapid expansion by competitors and new market entrants. The Company believes that it has been able to compete successfully because of the brand recognition, quality and selective distribution of its products. From time to time, the Company also discovers products in the marketplace that infringe upon patent and trademark rights held by or licensed to the Company. Under the Company's licensing arrangement with the licensor of the Teva products, Mark Thatcher, Mr. Thatcher initially may bring proceedings to halt infringement of the Teva patents and trademark. If Mr. Thatcher elects not to bring such proceedings, the Company may initiate such proceedings, with the prior written consent of Mr. Thatcher. To date, Mr. Thatcher has vigorously pursued infringements following discovery. To the extent permitted in its agreement with Mr. Thatcher, the Company will vigorously pursue infringements in the event Mr. Thatcher elects not to do so. However, if Mr. Thatcher or the Company is unsuccessful in challenging a third party's products on the basis of patent and trademark infringement, continued sales of such competing products by third parties could adversely impact the Company's business, financial condition and results of operations. See "Business -- Competition" and "Business -- Legal Proceedings."

  Dependence on Key Personnel

     The Company's continued success will depend upon its ability to retain Douglas B. Otto, its Chairman of the Board and Chief Executive Officer, Peter Benjamin, its President and Chief Operating Officer and a core group of key executive officers and employees. Mr. Otto and Mr. Benjamin have employment agreements with the Company through 2001 and 2002, respectively. Mr. Otto's agreement prohibits him from competing with the Company for one year following termination. However, none of the other executive officers is subject to agreements that restrict his or her ability to compete with the Company following termination of employment. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have an adverse impact on the Company's business.

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

  Substantial Ownership of the Company

     At December 31, 2000, Douglas B. Otto and all executive officers and directors of the Company, as a group, owned approximately 35.9% and 46.7%, respectively, of the outstanding shares of the Company's Common Stock. Due to such ownership position, Mr. Otto, whether acting alone or together with one or more of the other executive officers of the Company, would likely be able to control the affairs and policies of the Company and would likely be able to elect a sufficient number of directors to control the Company's Board of Directors and to approve or disapprove any matter submitted to a vote of the stockholders. The ownership positions of Mr. Otto and the executive officers of the Company, as a group, together with the anti-takeover effects of certain provisions in the Delaware General Corporation Law (the "DGCL"), in the Company's Certificate of Incorporation and Bylaws, and in the Company's shareholder rights plan would likely have the effect of delaying, deferring or preventing a change in control of the Company. Such factors could have a negative effect on the market price of the Company's Common Stock.

     The Company adopted a shareholder rights plan in 1998 pursuant to a shareholder rights agreement (the Rights Agreement) to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all stockholders. As part of the plan, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock of the Company (the Common Shares).

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

     Introduce New Products under Existing Brands. The Company intends to leverage consumer recognition of its existing brands by developing and introducing additional innovative footwear products that satisfy the Company's high standards of practicality, comfort and quality. The Company believes the introduction of additional products at a variety of price points, such as the range of new models in its Teva, Simple and Ugg lines which were offered in the Company's 2000 product offerings, have broadened the Company's customer base, further diversified the Company's product lines, and helped reduce the effects of seasonality on the Company's sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality." In Spring 2000, the Company successfully launched the Trail Wraptor and Wraptor Technology into the running market and then in the fall of 2000 entered the hiking market with the Summit series consisting of the Challenger, North Rim, and Quest models which utilize the new Teva Wraptor Technology. The Quest quickly gained momentum in the hiking market at key retail points for the Company. Expanding on the acceptance of the Trail Wraptor running sandal and the Quest, the Company launched the Road Wraptor, Women's Wraptor (runner) and Women's Quest hiker in 2001. The Company will also make a commitment to the women's market by expanding its line of women's fitness walking sandals with the Kinetic Circuit, the improved Pretty Rugged Nylon and expanded Leather Casual category. Also, the Company is expanding its offering of water sport specific products in the XPD Hydro category with the newly organized Team Teva, an elite squad of the world's best male and female whitewater athletes. The Company will use Team Teva's knowledge to expand its technical offerings in this category. As the Company moves to the future, the Company plans to strengthen existing categories and expand into new channels of distribution. The 2000 and 2001 Simple product lines target consumers in the sixteen to twenty-five year old youth market. The line focuses on lifestyle comfort based products such as clogs, sandals, casuals and non-performance sneakers that are priced affordably. In 2000, the Company expanded its Ugg product line beyond its heritage boots and slippers by adding a variety of new, more streetwise and fashion-oriented products including clogs, chukka boots, and apres ski boots, as well as cold weather-resistant boots with water resistant leathers.

     Pursue Additional Market Opportunities. Management intends to continue to consider new markets for its existing line of products. For the years ended December 31, 2000, 1999 and 1998 international net sales totaled $31,135,000, $28,859,000 and $24,254,000, representing 27.4%, 26.0% and 23.4% of net sales, respectively. Management believes that significant opportunities exist to market its products abroad and intends to selectively expand its distribution worldwide. To bolster these efforts, the Company has opened a Netherlands office to service the European market and an office in Japan to service the Asian market.

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

PRODUCTS

     The Company currently offers three primary product lines: (1) Teva sport sandals and footwear; (2) Simple casual footwear; and (3) Ugg sheepskin footwear. Each of these lines, as well as individual models within these lines, is designed to appeal to various demographic groups. The Company's footwear products emphasize function, comfort and technical performance, and are suitable for a variety of demanding outdoor and athletic activities, as well as casual and everyday use. The Company's products are designed and marketed to promote a high level of brand name recognition and consumer appeal by combining functional and creative designs with quality materials and construction. The Teva footwear and the Simple footwear lines are generally previewed twice per year, once in the summer for deliveries that commence in the fall and once in the winter for the following back to school and fall season. The Ugg line of sheepskin footwear is generally previewed in the winter with most deliveries occurring in the following fall and winter. The following sets forth a summary description of each of the Company's primary product lines:

     Teva Sport Sandals and Footwear. The Teva sport sandal is one of the first sport sandals to be developed and is popular among outdoor enthusiasts and the general public. The Company licenses the Teva patents and trademark from Mark Thatcher, a professional river guide who invented the Teva sport sandal. The terms of such licenses run through 2011, subject to achieving certain minimum sales levels beginning in 2004. Certain styles of the Teva sport sandal incorporate a proprietary strapping configuration ideally suited for outdoor activities such as hiking, boating and river rafting. This strapping system consists of high-quality nylon webbing or leather, is fully adjustable, and holds the foot firmly to the sandal's durable, cellular rubber, molded EVA, polyurethane or leather footbed. Teva sport sandals are extremely durable and many of the styles are water resistant. The Spring 2001 line includes more than 100 different models designed for a variety of uses. The Wilderness Series, a category of sandals built for high performance and rugged outdoor use, includes 16 models of men's and women's sandals. The Utility Series which includes several of the most popular styles, has 11 styles that combine elements of sport performance with casual everyday comfort. The Surf Series includes 11 styles of slides and thongs offered in a variety of materials including leather, nylon, suede and airmesh. The Spring 2001 line includes an expanded variety of Precision sport sandals and footwear, including the newly-introduced Trail Wraptor and Road Wraptor performance running sandals, a collection of Circuit walking sandals, the Marine collection of boating and deck footwear, the Hydro collection of water shoes and booties, and the newly introduced Summit collection of hikers incorporating the Wraptor technology. Continuing on the success of recent years, the Spring 2001 line includes 25 styles of men's and women's leather casuals, including a variety of sandals, slides and clogs. The Spring 2001 Children's category has been expanded to include 15 different styles of nylon and leather sandals. The domestic manufacturer's suggested retail prices for adult sizes of Spring 2001 Teva footwear products range from $19.95 to $129.95.

     Simple Casual Footwear. The Simple line consists of casual shoes that combine the comfort and function of athletic footwear construction with the simple, understated styling of "back-to-basics," casual lifestyle footwear. The Simple product line includes a variety of comfortable, fashionable, basic shoes for men and women including sneakers, sandals, slides, clogs and leather casuals. The Spring 2001 collection reflects the Company's emphasis on a younger target consumer in the sixteen to twenty-four year old age group. For Spring 2001, Simple is offering a total of 69 models including 32 styles for men and 37 for women. The Spring 2001 line includes 21 styles of sneakers with leather and suede uppers, 20 styles of sandals and thongs and 28 styles of leather casual and clogs in a variety of colors. The domestic manufacturer's suggested retail prices for adult sizes for the Spring 2001 line range from $29.99 to $99.99.

     Ugg Sheepskin Footwear. Ugg is a line of authentic sheepskin footwear, popularized in Australia in the 1960's and 1970's. These sheepskin boots, slippers and other footwear styles have high-grade fleece linings which act as a natural insulator, keeping feet warm and comfortable. The 2001 Ugg line offers a range of 52 models of casual, fashionable and streetwise styles in various colors, including several new styles of shoes and boots for men and women. The 2001 line includes several styles with new innovative fashionable uppers and several styles with water resistant leather treatments to address more inclement and cold weather conditions. The 2001 line also includes products designed for more fashionable and functional everyday use in both warm and cold climates, including several new styles in its successful Ultra, Birch, Solvang, Adirondack,

Fluff and Slipper collections. The domestic manufacturer's suggested retail prices for adult sizes for the Ugg line range from $50.00 to $275.00.

MARKETING AND DISTRIBUTION

     The Company's products are currently distributed throughout the United States by a network of approximately 41 independent sales representatives, organized geographically, who make sales, visit retail stores to train personnel and review sales of the Company's footwear on a periodic basis. Beginning in 2000, the Company added a separate dedicated independent sales force for the Simple and Ugg brands as these products are sold through different distribution channels and are targeted toward a different consumer than the Company's Teva brand. The Company's sales managers for each brand manage their networks of representatives, recruit experienced sales representatives in the industry and coordinate sales to national accounts. The Company currently sells its products internationally through independent distributors. The Company's goal is to promote retail sales of its products at attractive profit margins for its accounts through selective distribution and marketing, targeted toward distinct groups of consumers. As a result of this approach, the Company's accounts have a strong incentive to devote greater selling space to the Company's products, and the Company is better able to assess consumer preferences, the future ordering needs of its customers and inventory requirements.

     The Company's principal domestic customers include specialty retailers, upscale department stores, outdoor retailers and athletic footwear stores which market products consistent with the Company's standards and, in the case of Teva, have been approved by the Company's licensor. The Company's five largest customers accounted for approximately 20.4% of the Company's net sales for the year ended December 31, 2000, compared to 18.1% for the year ended December 31, 1999. No single customer accounted for more than 10% of the Company's net sales for the years ended December 31, 2000 or 1999.

     In order to encourage accounts to place orders early in the season the Company has continued with a preseason discount program under which accounts are offered discounts on preseason orders placed. The Company's strategy is to emphasize this "futures" program, as compared to "at once" sales, in order to stabilize its supply arrangements, reduce the risk of customer cancellations and to benefit from the significant positive impact of the program on the Company's inventory costs, sourcing schedule and allocation of marketing resources. Consistent with prior years, the Company offered an early delivery program for the spring 2001 season to be delivered the fourth quarter of 2000. This early delivery program allows the Company to reduce the impact of peak warehouse inventory levels during the spring and provides retailers the opportunity to have earlier sell through, lengthening the retail selling season and increasing the potential for inventory turns at retail.

     Domestic deliveries generally originate from the Company's 126,000 square foot warehouse facility in Ventura County, California. European deliveries originate from a distribution center in the Netherlands, while all other international deliveries originate from offshore factories.

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

     The Company continues to advertise its Teva brand through a national print advertising campaign targeted at various different demographic groups. For its core outdoor market, Teva advertises in several outdoor-related magazines, including Backpacker, Outside, Kayak, Elevation, Paddler, and Climbing, among others. In addition, to promote its newly introduced Wraptor running sandal, Teva is advertising in Runner's World, Sports Network, and Walking Magazine, among other publications. With the broadened appeal of the

Teva offerings, including the leather casual models, the Company has also focused its print advertising toward more mainstream print publications, including Shape, Maxim and Sailing, among others.

     In order to maintain the Company's historically high visibility among core outdoor enthusiasts such as professional river rafters, kayakers, mountain bikers and rock climbers, Teva products are given or sold at professional discounts to members of this group. In order to further bolster the loyalty of these individuals, the Company offers a category called the "Wilderness Series," incorporating the latest technological developments and highest quality materials. The Company actively sponsors several of the world's best male and female whitewater athletes. By outfitting and sponsoring these highly visible athletes, the Company creates awareness among targeted consumers at relatively low cost. In addition, the Company has traveling promotional and technical representatives who represent the Teva brand at a wide variety of festivals, outdoor sporting events and competitions. Teva is sponsoring over twenty events in 2001, including the Teva Whitewater Series, a series of whitewater rafting and kayaking events held between April and August at locations in California, Oregon, Washington and Colorado, as well as France and Switzerland. Teva sponsors and promotes these events in order to increase the Company's visibility for its core outdoor consumer, in addition to the significant marketing available to the more mainstream public with the increasing popularity of viewing these extreme sports. In addition to the Teva Whitewater Series, the Teva promotional team attends and sponsors other events including the Santa Cruz Surf Kayak Festival in Santa Cruz, California, Grandma's Marathon in Duluth, Minnesota, The Telluride Bluegrass Festival in Telluride, Colorado, and Reggae on the River in Garberville, California, among others.

     The Teva mobile promotions team attends the events in dedicated promotional vehicles where they showcase Teva products and provide consumers with the opportunity to see and try on the latest styles.

     With respect to the Simple product line, the Company has continued its national print advertising campaign. Simple print advertisements will appear in alternative and youth focused consumer magazines such as Jane, Nylon and Lucky. In addition, the marketing effort focuses around grass roots advertising including advertising on billboards, website advertising and "Go Cards". A rigorous public relations campaign will focus on obtaining magazine editorial placement in addition to newspaper and television coverage. Recent public relations coverage has appeared in Footwear News, Teen People, Nylon Magazine, YM Magazine, Footwear Plus, Shape Magazine, Code Magazine and Surfing Girl. These public relations efforts have also resulted in Simple products appearing on television shows such as Friends, Ally McBeal, Dawson's Creek, Tucker and MTV.

     Simple's marketing efforts are performed internally by an in-house Simple marketing team which works to promote the Simple brand positioning of being "simple" and "down to earth".

     In 2001, the Company plans to continue to build on the success of the Ugg 1999 and 2000 national print advertising campaigns. The Company continues to target a luxury consumer who seeks high quality, luxurious and fashionable products for cold weather. The Company expects to advertise Fall 2001 Ugg products in upscale publications such as Vogue and O Magazine.

     In November 2000, Ugg's were featured on the Oprah Winfrey Show as her choice of one of ten gift-giving ideas for the holiday season and each member of the studio audience received a free pair of Ugg boots on the air. The show aired several times from the week before Thanksgiving through Christmas, providing the Ugg brand with nationwide exposure.

     In addition to this national advertising campaign, the Ugg brand is being supported by national public relations and product placement efforts. In-house marketing personnel work closely with a public relations firm and a product placement agency to gain brand visibility in popular magazines, television shows and feature films. Recent editorial coverage includes articles in magazines such as Harper's Bazaar, In Style, Cosmopolitan, Marie Claire, Maxim, Jane, YM Magazine, Shape, Self, O Magazine and Real Simple. Television coverage of Ugg product includes shows such as Dharma and Greg, Once and Again, Dawson's Creek, E.R., King of Queens, Will and Grace, Ally McBeal, 7th Heaven, Everybody Loves Raymond, Two Guys and a Girl and Providence. These public relations efforts have also resulted in Ugg product appearances in the following feature films: Hanging Up, starring Meg Ryan, Lisa Kudrow and Diane Keaton; The Kid, starring Bruce Willis and Lily Tomlin; Mission Impossible II, starring Tom Cruise and Thandie Newton; Panic, starring William H. Macy and Neve Campbell; Snow Day, starring Chevy Chase; and Dragonfly, starring Kevin Costner and Kathy Bates.

     In 2000, 1999 and 1998, the Company incurred $7,108,000, $5,602,000 and
$5,847,000 respectively, for advertising, marketing and promotional expenses. In addition to these expenditures, the Company's 31 international distributors spend additional amounts for marketing the Company's brands within their respective territories. The Company is required under its Teva License Agreement to spend a minimum amount for advertising and promoting Teva products, based on a percentage of sales. In addition to the minimum contractual marketing expenditures, the Company and the licensor have agreed to each contribute annually a certain percentage of sales toward the promotion of the Teva brand and trademark, with or without particular reference to individual Teva styles.

DESIGN AND PRODUCT DEVELOPMENT

     The design and product development staff for each of the Company's brands creates and introduces new innovative footwear products that are consistent with the Company's standards of high quality, combined with comfort and functionality. The Company was restructured in 1999 from a company organized by functions to a company aligned by brand, with each brand as a separate profit center. As part of this reorganization, the previously existing design department was disbanded and reassigned to the Company's various brands. In addition, much of the design is currently provided by independent design firms which perform the design function on an outsourced basis. In doing so, the Company was able to eliminate certain positions, obtain efficiencies and reduce design and development costs considerably. As a result, research and development costs aggregated $1,076,000, $1,607,000 and $2,393,000 in 2000, 1999 and 1998,
respectively, reflecting the operational efficiencies gained under this new approach.

     With respect to Teva, in order to ensure that the Company's high performance technical products continue to satisfy the requirements of its historical customer base of performance-oriented "core enthusiasts," the Company's design staff solicits comments and feedback from its licensor and professional outdoorsmen, as well as several of its retailers, including REI and L.L. Bean. Certain models are modified and technical innovations are developed in response to such comments and feedback. The Company adds new innovations, components and styles to its product line continually. For example, the Company recently designed and introduced its new Wraptor technology, a two-part system with a continuous strap which travels under the arch and then crosses over the instep to provide a snug, solid fit. This technology has been incorporated in these Trail Wraptor and Road Wraptor running sandals, as well as the newly introduced line of hikers. In addition, for added traction and durability, the Company has incorporated Spider Rubber(TM) into several styles, including its high performance Wilderness Series.

     While Teva continues to develop high performance sport sandals by continually updating and designing new styles for this category, the Company also continues to increase its focus on the casual footwear market through its Teva, Simple and Ugg brands. The Company continues to introduce and offer new styles of leather and other casual footwear for men and women and has expanded its offerings under its collection of Teva children's sandals for Spring 2001. The Company has also added several new styles of clogs, sandals, sneakers and leather casuals to its offerings under the Simple line for 2001. By monitoring changes in consumer lifestyles and preferences and then focusing first on function and practicality, the Company develops footwear designed to appeal to quality-minded consumers seeking comfortable casual footwear.

     In recent years, the Company has taken steps to update the Ugg products in order to make them more functional for use in cold and wet climates. For example, the popular Ultra styles of men's and women's boots have been updated with new lug outsoles to improve traction. In addition, the 2001 Ugg line includes several styles of its rugged Adirondack collection of foul weather boots. New Ugg additions for 2001 include several new styles in its popular Ultra collection and high-end Fluff collection, as well as new slippers and shoes for everyday casual use. More fashionable and unique upper styles help to differentiate Ugg from the low cost imitation brands.

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

PRODUCT SOURCING

     The Company currently sources all of its Teva and Simple footwear and a portion of its Ugg footwear from independent contract manufacturers in the Far East. The Company imports the remainder of its Ugg footwear from independent contract manufacturers in Australia and New Zealand.

     In 1997 and 1998, the Company closed its California and Mexican manufacturing facilities. As a result of the closure of these facilities, the Company is no longer involved in the direct manufacture of footwear, but rather sources completed footwear entirely from independent contractors. As the Company continues to grow, it expects to continue to rely heavily on its independent contractors for its sourcing needs.

     The manufacturing of footwear by the Company's independent contractors is performed in accordance with detailed specifications provided by the Company and is subject to quality control standards. In efforts to ensure the production of high quality products, many of the materials and components used in production are purchased from independent suppliers designated by the Company. The Company believes that its completed footwear as well as the various raw materials and components used in the manufacture of the footwear, including rubber, leather, nylon webbing and sheepskin, are generally available from multiple sources at competitive prices.

     The Company generally does not have any long-term agreements with the manufacturers or suppliers of its products, but does business based on individual purchase orders.

QUALITY CONTROL

     The Company has instituted inspections and other procedures to satisfy the high quality demanded by users of the Company's products. The Company's quality assurance program includes inspection procedures at the factory level as well as a final inspection upon arrival of product at the Company's distribution center. The Company uses on-site inspectors at its independent suppliers who oversee the production process and perform quality assurance inspections. In addition, the products undergo further inspection procedures prior to being accepted at the Company's distribution center.

LICENSES

     Teva License. The Company has been selling its Teva line of sport sandals and other footwear since 1985 pursuant to various license arrangements with Mark Thatcher, the inventor of the Teva sport sandal and the owner of the Teva patents and trademark. Mr. Thatcher owns seven United States patents on designs used in Teva sport sandals and has a United States trademark registration for the Teva mark.

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

     As additional consideration, the Company paid the licensor a licensing fee of $1,000,000 and issued the licensor 428,743 shares of its previously unissued common stock valued at $1,608,000. The Company has recorded the license as an intangible asset equal to the cash and market value of the stock issued on the date of the License Agreement. These shares are subject to various contractual and other holding period requirements. In addition, the Company has agreed to grant the licensor not less than 50,000 stock options on the Company's common stock annually, at the market value on the date of grant.

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

     In connection with the execution of the License Agreement in 1999, the Company received an option to buy Teva and virtually all of its assets, including all worldwide rights to all Teva products. The Company's original option was exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. On January 22, 2001, the option agreement was amended, extending the first option window for two additional years. As a result, the first option window is January 1, 2000 through December 31, 2003. The Company paid Mr. Thatcher $1.6 million as consideration for this extension. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. For the first option period, the option price is for an amount equal to the greater of (i) $61.6 million or (ii) 75% of the largest calendar year revenues since January 1, 2000 for the Teva brand, plus $1.6 million. In addition, the Company would issue to Mr. Thatcher 100,000 shares of common stock and options to purchase 100,000 shares of common stock. The purchase price for the second option period, January 1, 2006 to December 31, 2008, is equal to 110% of the average of the aggregate sales for all Teva products for the two calendar years since January 1, 2000 with the highest aggregate net sales. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company's earnings before interest, taxes, depreciation and amortization. The Company is currently evaluating the possibility of exercising the option in the January 1, 2000 to December 31, 2003 period. The payment of the purchase price must be completed within 90 days of the exercise of the purchase option. If the Company exercises its purchase option, but subsequently fails to complete the purchase within the 90 day payment period, the purchase option and the Option Agreement will automatically be terminated.

HEIRLOOMS, INC. AGREEMENT

     Since 1993, the Company and Bob Eason, the designer and founder of Picante clothing, were parties to an agreement pursuant to which the Company owned 50% of Heirlooms, Inc. ("Heirlooms"), the manufacturer and distributor of Picante clothing. In January 2001, the Company sold its 50% interest in Heirlooms back to Mr. Eason for cash of approximately $1,200,000 and a note receivable of approximately $420,000, which is secured by a secondary security interest in the assets of Heirlooms. The selling price was for an amount that approximated the net carrying value of the underlying assets and, accordingly, the resulting gain on the sale is not expected to be significant.

PATENTS AND TRADEMARKS

     Mr. Thatcher holds seven United States patents and one patent in each of Australia, New Zealand, Korea, Germany, France, China, Japan and the United Kingdom for Teva footwear. As a result of the expiration of the applicable period during which foreign patent applications were required to have been filed, Mr. Thatcher does not and cannot hold such patent rights in other countries. Mr. Thatcher also currently holds Teva trademark rights in the United States and in several other countries, including, among others, France, Germany, the United Kingdom, Japan and Australia. Mr. Thatcher's patent and trademark rights are licensed to the Company under the License Agreement discussed previously. Both the Company and Mr. Thatcher regard such proprietary rights as valuable assets, and the Company cooperates with Mr. Thatcher in vigorously protecting such rights against infringement by third parties. To date, Mr. Thatcher has successfully enforced his patent and trademark rights in all 20 concluded lawsuits brought against such third parties. Under certain circumstances, if Mr. Thatcher declines to challenge a potential infringement, the Company may bring an infringement action at its own cost, with Mr. Thatcher's prior written consent. See "Licenses -- Teva License."

     The Company owns the Simple and Ugg trademarks and has applied for or received registrations for them in the United States and in many foreign countries. The Company has selectively registered style category names and marketing slogans. In addition, the Company holds two design patents for its footwear products.

     The Company has acquired the patent and trademarks for Alp(R)sport sandals and has registered the Deckers trademark.

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

COMPETITION

     The casual, outdoor and athletic footwear markets are highly competitive. The Company believes that currently its largest competitors of the Teva line are Nike, Adidas, Timberland, Columbia and Salomon. The principal competitors of Simple's casual line include Steve Madden, Nine West, Doc Marten, Camper, and Kenneth Cole and of Simple's sneaker/sandal line include Skechers, Diesel, Steve Madden and Guess. Ugg's competitors include Acorn, Aussie Dogs, LB Evans and Timberland, as well as retailers' private label footwear.

     Competition in the Company's footwear is primarily based on brand awareness, product quality, design, price points, fashion appeal, marketing, distribution, performance and brand positioning. The Company's Teva line of footwear competes primarily on the basis of its authenticity as a recognized brand in the outdoor market, its consumer brand recognition as one of the first sandals of its kind, as well as its high performance nature and its diversity of styles offered. In addition, several of the most popular styles employ a distinctive patented strapping system, which contributes to performance and the brand's consumer recognition. The Company competes through its Simple line as an alternative brand offering a diversity of simple, back-to-basics styles designed for a variety of recreational and leisure activities. Ugg competes primarily on the basis of its authenticity as well as its brand name recognition, identifiable with the United States sheepskin footwear market. The Company believes its business strategy has resulted in increased awareness for its brands. However, no assurance can be given that in the future the Company will be able to maintain or further increase its brand awareness, maintain or increase its market share or respond to changing consumer preferences.

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

     On April 30, 1997, the USTR designated China for monitoring under Section 306 of the 1974 Trade Act. This provision focuses on compliance with bilateral trade agreements and allows the U.S. government to impose a variety of sanctions if a party fails to comply with the terms of a bilateral agreement. On April 28, 2000, USTR again designated Paraguay and China for "Section 306 monitoring" to ensure both countries comply with the commitments made to the United States under bilateral intellectual property agreements. This means that USTR will be in a position to move directly to trade sanctions if there is slippage in either country's enforcement of bilateral IPR agreements.

     In June 2000, President Clinton extended non-discriminating "normal trade relations" ("NTR," formerly "most favored nation") trading status with China through June 2001. While NTR status has been extended for another year, this topic has traditionally been the subject of vigorous debate, and the Company is unable to predict if the United States will revoke China's NTR status at some point in the future. If a revocation of NTR status were to occur, it would result in significantly higher duties on imports from China. It is noted that bilateral agreements negotiated with China concerning that country's accession to the World Trade Organization require that the United States grant permanent NTR to China and in its report of May 1, 2000, USTR announced that the granting of permanent NTR was its top trade expansion priority.

     On April 28, 2000, the USTR announced that 39 countries had been placed on the "special 301" watch list and 16 countries on the priority watch list because of intellectual property protection concerns. Watch list countries include among others: Australia, Canada, Denmark, Costa Rica, and Korea. The Company is unable to predict whether or not additional countries will be added to the priority watch list, or if any other actions will be imposed by the United States and if such actions were taken, whether such actions would include footwear imports or otherwise result in increased costs for the Company's products or restrict the supply of footwear, generally, or of the Company's footwear in particular.

     In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company has been contesting the opinion and is working with Dutch Customs to resolve the situation. The Company has since obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. In the event that Dutch Customs makes a final determination that the anti-dumping provisions are applicable, the Company would have an exposure for prior unpaid anti-dumping duties during 1997 of approximately $400,000. Recently, the European Commission added an explanatory note to the anti-dumping legislation which effectively strengthened its position. As a result of this recent development, the Company recorded a $400,000 charge to selling, general and administration expenses during the year ended December 31, 2000 to accrue for the potential loss on this matter.

     The European communities also impose quantitative limits on imports from China of certain leather upper and textile upper footwear. The Company is unable to predict how long the anti-dumping duty and import quota restrictions will remain in effect or changes in the scope or severity of such restrictions.

EMPLOYEES

     At December 31, 2000, the Company employed approximately 105 full-time employees in its U.S. facilities, 7 at its European subsidiary and 28 at its Hong Kong subsidiaries, none of whom is represented by a union. The Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company leases approximately 30,000 square feet for its corporate offices in Goleta, California and approximately 126,000 square feet for its warehouse facility in Ventura County, California. The Company also leases approximately 1,000 square feet of office space in the Netherlands for its European sales and marketing efforts, approximately 2,000 square feet of office space in Macau and 2,600 square feet in China for its Far East staff and less than 1,000 square feet of office space in Japan to support the Asian sales efforts. The Company paid approximately $1,072,000 in rent for all of its facilities in 2000. The terms of the lease for the Company's European facilities call for "at-will" termination. The term of the lease for the Company's corporate office expires on October 31, 2001 and the Company is currently in discussions with the lessor regarding extending the lease term beyond October 31, 2001. The lease for the Company's Ventura County warehouse expires in December 2003 and the lease for the Company's Macau office space expires in August 2003. The lease for the Company's China office expires in June 2001. The Japanese office is rented on a month-to-month basis. The Company believes that its existing corporate, manufacturing and warehousing space will be adequate to meet its current and foreseeable requirements, or that suitable additional or alternative space for the Company's corporate office will be available as needed on commercially reasonable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the National Market System of the NASDAQ stock market (the "NMS") under the symbol "DECK."

     As of February 28, 2001, the number of holders of record of the Common Stock was 152, and the number of beneficial owners was approximately 1,712.

                                                           2000              1999
                                                      --------------    --------------
                                                      HIGH      LOW     HIGH      LOW
                                                      -----    -----    -----    -----
First Quarter.......................................  $4.13    $2.50    $3.56    $1.75
Second Quarter......................................   4.13     2.94     5.25     1.88
Third Quarter.......................................   6.50     3.00     4.13     2.75
Fourth Quarter......................................   5.86     4.13     3.63     2.56

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

     In June 1999, the Company issued 428,743 shares of Common Stock to Mark Thatcher, the licensor of the Teva patents and trademark. The shares were issued in connection with the execution of the new Teva License Agreement. The issuance of the shares to Mr. Thatcher was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such act.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 2000.

                                                              YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                  --------   -------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
Net sales.......................................  $113,738   111,099   103,534   108,135   103,196
Cost of sales...................................    63,540    66,051    67,268    64,049    62,569
                                                  --------   -------   -------   -------   -------
          Gross profit..........................    50,198    45,048    36,266    44,086    40,627
Selling, general and administrative expenses....    37,568    38,298    39,064    35,474    32,787
Loss on factory closure.........................        --        --        --       500        --
                                                  --------   -------   -------   -------   -------
          Earnings (loss) from operations.......    12,630     6,750    (2,798)    8,112     7,840
Other expense...................................       295     1,508     1,320       143     1,241
                                                  --------   -------   -------   -------   -------
          Earnings (loss) before income taxes
            (benefit)...........................    12,335     5,242    (4,118)    7,969     6,599
Income taxes (benefit)..........................     5,320     2,358    (1,211)    3,445     2,943
                                                  --------   -------   -------   -------   -------
          Net earnings (loss)...................  $  7,015     2,884    (2,907)    4,524     3,656
                                                  ========   =======   =======   =======   =======
Net earnings (loss) per common share:
  Basic.........................................  $    .77       .33      (.34)      .50       .40
  Diluted.......................................       .74       .32      (.34)      .50       .39
                                                  ========   =======   =======   =======   =======
Weighted-average common shares outstanding:
  Basic.........................................     9,093     8,834     8,632     8,961     9,248
  Diluted.......................................     9,476     8,981     8,632     9,012     9,292
                                                  ========   =======   =======   =======   =======

                                                                  AT DECEMBER 31,
                                                  ------------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                  --------   -------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Current assets..................................  $ 53,650    49,044    59,309    48,801    49,348
Current liabilities.............................    13,168    10,386    17,174     9,579     9,618
Total assets....................................    77,712    73,482    84,373    74,693    74,897
Long-term debt, less current installments.......       449     6,276    15,199     7,983    10,290
Total stockholders' equity......................    64,095    56,820    52,000    57,131    54,989
                                                  ========   =======   =======   =======   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to expectations regarding sales and earnings per share, expectations regarding the Company's liquidity, the potential impact of certain litigation, the potential impact of the possible acquisition of Teva and the impact of seasonality on the Company's operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying "Risk Factors" section, the last paragraph under "Liquidity and Capital Resources", the discussion under "Seasonality" and other sections of this Annual Report on Form 10-K. These forward-looking statements are based on the Company's expectations as of March 2001. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company's expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The following table is derived from the Company's statement of operations and sets forth, for the periods indicated, certain operating data as a percentage of net sales.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   55.9      59.5      65.0
                                                              -----     -----     -----
          Gross profit......................................   44.1      40.5      35.0
Selling, general and administrative expenses................   33.0      34.5      37.7
                                                              -----     -----     -----
          Earnings (loss) from operations...................   11.1       6.0      (2.7)
Other expense...............................................    0.2       1.3       1.3
                                                              -----     -----     -----
          Earnings (loss) before income taxes (benefit).....   10.9       4.7      (4.0)
Income taxes (benefit)......................................    4.7       2.1      (1.2)
                                                              -----     -----     -----
Net earnings (loss).........................................    6.2       2.6      (2.8)
                                                              =====     =====     =====

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net sales increased by $2,639,000, or 2.4%, between the years ended December 31, 2000 and 1999. Aggregate net sales of Teva decreased to $79,732,000 for the year ended December 31, 2000 from $80,963,000 for the year ended December 31, 1999, a 1.5% decrease. This decrease occurred as the Company sold significantly fewer products to the athletic retail channels as the Company did not target this distribution channel in 2000. This decrease was partially offset by an increase in sales in international markets and the introduction of hikers and other closed Teva footwear in the Fall of 2000. Net sales of Teva represented 70.1% and 72.9% of net sales in the years ended December 31, 2000 and 1999, respectively. Net sales of footwear under the Simple product line increased 5.1% to $16,328,000 from $15,529,000 from the year ended December 31, 1999. The increase in Simple sales was driven primarily by increased sales in the United States on strength in its clog and sandal categories, partially offset by weakness in the brand's international markets. Net sales of Ugg increased 26.5% to $15,310,000 for the year ended December 31, 2000 from $12,104,000 for the year ended December 31, 1999. This increase was fueled by early cold weather and the introduction of new models in 2000, as well as endorsement on Oprah Winfrey's television program and magazine. In addition, the Company was successful in its continued efforts to expand its Ugg business beyond its historically strong California business. Overall, international sales for all of the Company's products increased 7.9% to $31,135,000 from $28,859,000, representing 27.4% of net sales in 2000 and 26.0% in 1999, reflecting Teva's expansion in the European and Asian markets. The volume of footwear sold increased 2.9% to 4,265,000 pairs during the year ended December 31, 2000 from 4,143,000 pairs during the year ended December 31, 1999, for the reasons discussed above.

     The weighted-average wholesale price per pair sold during the year ended December 31, 2000 increased 0.2% to $25.51 from $25.46 for the year ended December 31, 1999. The slight increase was primarily due to fewer discounted sales in 2000 and a higher volume of Ugg sales in 2000, which carry a much higher average selling price than Teva and Simple. This was partially offset by the impact of a shift in sales mix toward international sales, which generally have a lower average selling price than sales in the domestic market, as well as the Company sold a higher proportion of lower priced footwear such as children's styles and thongs.

     Cost of sales decreased by $2,511,000, or 3.8%, to $63,540,000 for the year ended December 31, 2000, compared with $66,051,000 for the year ended December 31, 1999. Gross profit increased by $5,150,000, or 11.4%, to $50,198,000 for the year ended December 31, 2000 from $45,048,000 for the year ended December 31, 1999 and increased as a percentage of net sales to 44.1% from 40.5%. The increase was primarily the result of improved inventory management, the reduced impact of sales returns and discounted sales and improved pricing and sourcing.

     The Company carries its inventories at the lower of cost or market, using a reserve for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the year ended December 31, 2000, the Company had net additions to the reserve for inventory obsolescence of approximately $435,000, reflecting inventory write-downs to estimated market values for Teva and Simple in the United States and write-downs of Canadian Teva and Simple inventory in connection with the shift to a distributor for that territory. For the year ended December 31, 1999, the Company had a net decrease in the reserve for inventory obsolescence of approximately $2,127,000 as the Company sold the underlying inventory for which a write-down had previously been recorded. A substantial portion of the reduction of the inventory reserve was related to Simple finished goods that were reserved in 1998 and were subsequently sold at discounted prices in 1999.

     Selling, general and administrative expenses decreased by $730,000, or 1.9%, for the year ended December 31, 2000, compared with the year ended December 31, 1999, and decreased as a percentage of net sales to 33.0% in 2000 from 34.5% in 1999. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to the non-recurrence of the special charges incurred in the first half of 1999 related to severance costs and litigation, as well as reductions in apparel operating costs, warehouse costs and European operating costs. These reductions were partially offset by increased marketing and promotional spending in 2000 compared to 1999 and the increase in the reserve for exposure to European anti-dumping duties in 2000.

     Net interest expense decreased to $67,000 for the year ended December 31, 2000 from $1,404,000 for the year ended December 31, 1999, primarily due to significantly decreased average borrowings on the Company's credit facility in 2000, partially offset by higher average interest rates.

     For the year ended December 31, 2000, income tax expense was $5,320,000, representing an effective income tax rate of 43.1%. For the year ended December 31, 1999, income tax expense was $2,358,000, representing an effective income tax rate of 45.0%. The decrease in the effective income tax rate in 2000 is largely attributed to the reduced impact of the non-deductible goodwill amortization.

     For the year ended December 31, 2000, the Company's net earnings increased 143.2%, to $7,015,000 from $2,884,000 for the year ended December 31, 1999, for the reasons discussed above.

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales increased by $7,565,000, or 7.3%, between the years ended December 31, 1999 and 1998. Aggregate net sales of Teva increased to $80,963,000 for the year ended December 31, 1999 from $68,870,000 for the year ended December 31, 1998, a 17.6% increase. This increase was a result of an expansion of the overall sandal market, strength in international markets and a general increase in the popularity of the Teva brand. Net sales of Teva represented 72.9% and 66.5% of net sales in the years ended December 31, 1999 and 1998, respectively. Net sales of footwear under the Simple product line decreased 23.0% to $15,529,000 from

$20,159,000 from the year ended December 31, 1998. The decrease in Simple sales resulted from an unsuccessful attempt at positioning the brand to appeal to older customers. The brand has since been refocused to appeal to the teen and twenty-something market, where the brand had been successful in prior years. Net sales of Ugg increased 11.3% to $12,104,000 for the year ended December 31, 1999 from $10,873,000 for the year ended December 31, 1998. This increase was primarily due to a successful third quarter early delivery program, which caused retailers to carry the goods at retail earlier in the season, resulting in additional sales. Also, the Company successfully launched several new styles under the Birch series of casual Ugg footwear in 1999, appealing to a broader customer base. Overall, international sales for all of the Company's products increased 19.0% to $28,859,000 from $24,254,000, representing 26.0% of net sales in 1999 and 23.4% in 1998, reflecting expansion in the European and Asian markets. The volume of footwear sold increased 5.1% to 4,143,000 pairs during the year ended December 31, 1999 from 3,941,000 pairs during the year ended December 31, 1998, for the reasons discussed above.

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

     Cost of sales decreased by $1,217,000, or 1.8%, to $66,051,000 for the year ended December 31, 1999, compared with $67,268,000 for the year ended December 31, 1998. Gross profit increased by $8,782,000, or 24.2%, to $45,048,000 for the year ended December 31, 1999 from $36,266,000 for the year ended December 31, 1998 and increased as a percentage of net sales to 40.5% from 35.0%. The increase was primarily due to the non-recurrence of the significant charges incurred in 1998. These charges included raw materials write-downs, partially as a result of the closure of the Company's Mexican manufacturing facility in the third quarter of 1998, significant finished goods inventory write-downs, primarily related to the Simple brand, and a product recall on the Teva nylon infant sandals due to a defect in production by a contract manufacturer. In addition, the increase in gross margin was due to improved product sourcing and pricing and a reduction in materials and finished goods write-downs. The gross margin increase was also attributed to the Company's exit from the footwear components business in the latter half of 1998, which business typically carried a low gross margin.

     For the year ended December 31, 1999, the Company had a net decrease in the reserve for inventory obsolescence of approximately $2,127,000 as the Company sold the underlying inventory for which a reserve had previously been recorded. A substantial portion of the reduction of the inventory reserve was related to Simple finished goods that were reserved in 1998 and were subsequently sold at discounted prices in 1999. For the year ended December 31, 1998, the Company recorded net additions to the reserve for inventory obsolescence of approximately $1,322,000 to reflect finished goods inventory write-downs, primarily on the Simple brand, as a result of weaker than expected Simple sales and to reflect write-downs on Teva raw materials inventories in connection with the Company's exit from the footwear manufacturing business.

     Selling, general and administrative expenses decreased by $766,000, or 2.0%, for the year ended December 31, 1999, compared with the year ended December 31, 1998, and decreased as a percentage of net sales to 34.5% in 1999 from 37.7% in 1998. The decrease in selling, general and administrative expenses was primarily due to lower payroll and related costs resulting from the 1999 reorganization, reduced costs at the Company's overseas locations, and lower marketing and advertising expenditures. In addition, the Company greatly improved its cost control efforts in general in 1999. These improvements were partially offset by increased bad debt expenses, legal and other costs associated with the Company's Molly litigation, and employee severance costs related to the Company's reorganization in 1999.

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

OUTLOOK

     Sales and Earnings per Share Expectations. Due, in part, to a softening economy, a more cautious retail environment and an apparent trend toward retailers buying closer to season, the Company currently expects net sales for the fiscal year ending December 31, 2001 to range from $100 million to $105 million and expects fully-diluted earnings per share to range from $0.65 to $0.70. The Company currently expects sales and earnings to be down during the first half of 2001 versus the same period last year. The Company also expects third quarter revenues to be flat to down slightly compared to the third quarter of 2000 and expects year over year gains beginning in the fourth quarter on the strength of the Ugg brand and the introduction of new Teva and Simple product for Spring 2002, including a line of more progressive Teva sandals, hikers and trailrunners. For the calendar year 2001, the Company currently expects sales of its Teva product line to range from $71 million to $73 million; Simple to range from $13 million to $15 million; and Ugg to range from $16 million to $17 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At December 31, 2000, working capital was $40,482,000 including $9,057,000 of cash. Cash provided by operating activities aggregated $14,651,000 for the year ended December 31, 2000. Trade accounts receivable decreased 5.1% since December 31, 1999, despite a 6.3% increase in sales during the fourth quarter of 2000 compared to the fourth quarter of 1999. The decrease is due to the reduction in receivables from European retailers since December 31, 1999, as a result of the Company's shift to selling only to distributors in late 1999, whereas the Company previously sold to a combination of distributors and retailers in 1999. Inventories decreased 5.3% since December 31, 1999 as a result of a decrease in Canadian inventory with the closure of that warehouse as the Company transitioned to using a distributor in that territory, a decrease in Ugg inventory resulting from the increase in Ugg shipments in the fourth quarter, partially offset by an increase in Simple domestic inventories. In addition, the decrease in both accounts receivable and inventories resulted from the Company's continuing efforts to strengthen the balance sheet and maximize cash flows.

     The Company has a credit facility ("the Facility") which provides a maximum availability of $50,000,000, subject to a borrowing base of up to 85% of eligible accounts receivables, as defined, and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (9.50% at December 31, 2000), or at the Company's election at an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company and expires January 21, 2002. The agreement underlying the Facility includes a tangible net worth covenant, requiring the Company to maintain tangible net worth, as defined, of $30,000,000. The Company was in compliance with this covenant at December 31, 2000. At December 31, 2000, the Company had no outstanding borrowings under the Facility and had outstanding letters of credit aggregating $2,214,000. The Company had credit availability under the Facility of $10,530,000 at December 31, 2000.

     Under the terms of the Facility, if the Company terminates the arrangement prior to the expiration date of the Facility, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the Facility's commitment amount, depending upon when such termination occurs.

     Capital expenditures totaled $2,323,000 for the year ended December 31, 2000. The Company's capital expenditures related primarily to various computer hardware and software purchases, molds purchased for use in the production process, trade show booths and promotional vehicles. The Company currently has no material future commitments for capital expenditures.

     The Company's Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company's cash availability. Under this program, the Company repurchased approximately 973,000 shares for aggregate cash consideration of approximately $7,499,000 prior to 1999. No shares were repurchased during the years ended December 31, 1999 and 2000. At December 31, 2000, approximately 1,227,000 shares remain available for repurchase under the program.

     In 1999, the Company received an option to buy Teva and virtually all of its assets, including all worldwide rights to all Teva products. The Company's original option was exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. On January 22, 2001, the Company amended its option agreement, extending the first option window for two additional years. As a result, the first option window is January 1, 2000 through December 31, 2003. The Company agreed to pay Mr. Thatcher $1.6 million as consideration for this extension. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. For the first option period, the option price is for an amount equal to the greater of (i) $61.6 million or (ii) 75% of the largest calendar year revenues since January 1, 2000 for the Teva brand, plus $1.6 million. In addition, the Company would issue to Mr. Thatcher 100,000 shares of common stock and options to purchase 100,000 shares of common stock. The purchase price for the second option period, January 1, 2006 to December 31, 2008, is equal to 110% of the average of the aggregate net sales for all Teva products for the two calendar years since January 1, 2000 with the highest aggregate net sales. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company's earnings before interest, taxes, depreciation and amortization. The exercise of either option will require a significant amount of additional financing. There are no assurances that the additional financing will be available.

     In the event that the Company exercises its option to acquire the Teva brand, the Company would acquire virtually all assets including all Teva patents, tradenames, trademarks and all other intellectual property. The Company currently has the worldwide license for Teva footwear and pays the licensor a royalty ranging from 6.5% to 5.0% of net sales of Teva products. By acquiring Teva, the Company would eliminate the payment of royalties to the licensor. In addition, the Company would own the Teva name and be able to pursue extension of the brand into other areas including apparel, outdoor gear and similar items, either through licensing to others or otherwise. The Company believes there are significant opportunities in this area given the strength of the Teva brand in the outdoor market. In conjunction with the Company, the licensor has already developed licensing arrangements for Teva apparel in the United States and Japanese markets and is currently pursuing apparel licensees for additional territories. By acquiring Teva, the Company would receive these existing royalty income streams, as well as any royalties from additional future licensees. Also, upon exercise of the option, the Company would own the licensor's rapidly growing and profitable Teva catalog and internet retailing business.

     The Company believes that by exercising its option to acquire Teva, it will be able to significantly improve its earnings before interest, taxes, depreciation and amortization ("EBITDA"). In 2000, the Company sold approximately $80 million of Teva products, paying a royalty of approximately $4.3 million and incurring approximately $0.8 million of additional costs that the Company believes could have been eliminated had the Company owned Teva outright. In addition, the licensor's catalog/internet business yielded earnings before income taxes of approximately $0.5 million in 2000. Accordingly, had the Company owned Teva in 2000, it would have been able to improve its EBITDA by approximately $5.6 million.

     For 2004, the first year following the end of the first option window, the Company currently expects that its net sales of Teva products will be in excess of $108 million. Based on this sales level, the acquisition of Teva would eliminate royalty expense of at least $6.1 million and achieve other savings of approximately

$1.1 million. In addition, the earnings before income taxes provided from the licensor's catalog/internet business is expected to yield approximately $0.9 million in 2004 and the royalty income from apparel licensees in the United States and Japan alone, based on minimums in the existing apparel license agreements, would be approximately $0.3 million. As a result, the combined savings and additional operating income generated from the acquisition of Teva would increase the Company's EBITDA by approximately $8.4 million in 2004.

     The Company continues to evaluate various alternatives for financing the potential acquisition of Teva. While no assurances can be given, the Company believes it will be able to obtain the necessary financing. Given the wide range of financing possibilities, the EBITDA amounts above for 2000 and 2004 do not consider the impact on interest expense resulting from the potential issuance of additional debt or any potential dilution impact on earnings per share resulting from any potential issuance of additional capital stock for the potential acquisition. The amounts above also do not consider any increase in depreciation or amortization resulting from the acquisition.

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

     Historically, the Company's sales have been greater in the first and second quarters, Teva's strong selling season, than in the third and fourth quarters. However, given the Company's current expectations for a decrease in Teva sales for the first half of 2001 compared to 2000 combined with the anticipated continuing increase in Ugg sales in the Fall of 2001, the Company currently expects sales in the fourth quarter to equal or exceed the sales levels for the second quarter of 2001. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company's customers continuing to carry and promote its various product lines, among other risks and uncertainties. See also the discussion regarding forward-looking statements under "Risk Factors".

OTHER

     The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

RECENTLY ISSUED PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB No. 133). FASB No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for other hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As issued, FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the Board issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133" (FASB No. 137). FASB No. 137 delays the effective date of FASB No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The implementation of FASB No. 133 will not have a material impact on the financial statements.

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

     In July 2000, the Emerging Issues Task Force reached a consensus on EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs, which clarified the financial statement classification for shipping costs reimbursed by customers. Issue 00-10 becomes effective during the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted this Issue on October 1, 2000. In accordance with this Issue, approximately $1.4 million of shipping cost reimbursements have been reclassified as an addition to net sales for each of the years ended December 31, 2000, 1999 and 1998, and approximately $1.2 million, $1.5 million and $1.7 million, respectively, of shipping costs incurred were reclassified as additions to cost of goods sold. In the past these amounts had been reported on a net basis within operating expenses. The implementation of this Issue had no effect on the Company's net earnings or earnings per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Instruments. The Company does not invest, and during the year ended December 31, 2000 did not invest, in market risk sensitive instruments.

     Market Risk. The Company's market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States and changes in the Eurodollar rate. The Company's credit facility provides for interest on outstanding borrowings at prime rate, or at the Company's election at an adjusted Eurodollar rate plus 2%. At December 31, 2000, the Company had no outstanding borrowings under this credit facility.

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

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   30
Consolidated Statements of Operations for each of the years
  in the three-year period ended December 31, 2000..........   31
Consolidated Statements of Stockholders' Equity for each of
  the years in the three-year period ended December 31,
  2000......................................................   32
Consolidated Statements of Cash Flows for each of the years
  in the three-year period ended December 31, 2000..........   33
Notes to Consolidated Financial Statements..................   34
Consolidated Financial Statement Schedule
  Valuation and Qualifying Accounts.........................   47

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 14, 2001

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                ASSETS (Note 4)

                                                                 2000           1999
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 9,057,000    $ 1,633,000
  Trade accounts receivable, less allowance for doubtful
     accounts of $2,144,000 and $1,813,000 as of December
     31, 2000 and 1999, respectively........................   23,143,000     24,396,000
  Inventories (note 2)......................................   17,146,000     18,103,000
  Prepaid expenses and other current assets.................    1,541,000      2,235,000
  Refundable income taxes (note 5)..........................      119,000      1,624,000
  Deferred tax assets (note 5)..............................    2,644,000      1,053,000
                                                              -----------    -----------
          Total current assets..............................   53,650,000     49,044,000
Property and equipment, at cost, net (note 3)...............    2,998,000      2,125,000
Intangible assets, less applicable amortization.............   20,471,000     22,037,000
Other assets, net...........................................      593,000        276,000
                                                              -----------    -----------
                                                              $77,712,000    $73,482,000
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current installments of long-term debt
     (note 4)...............................................  $ 1,046,000    $   125,000
  Trade accounts payable....................................    8,020,000      7,261,000
  Accrued payroll...........................................    1,646,000      1,023,000
  Other accrued expenses....................................    2,456,000      1,977,000
                                                              -----------    -----------
          Total current liabilities.........................   13,168,000     10,386,000
                                                              -----------    -----------
Long-term debt, less current installments (note 4)..........      449,000      6,276,000
Commitments and contingencies (note 8)
Stockholders' equity (note 6):
  Preferred stock, $.01 par value. Authorized 5,000,000
     shares; none issued....................................           --             --
  Common stock, $.01 par value. Authorized 20,000,000
     shares; issued 10,108,929 and outstanding 9,135,977 at
     December 31, 2000; issued 10,037,957 and outstanding
     9,065,005 at December 31, 1999.........................       91,000         91,000
  Additional paid-in capital................................   25,003,000     24,743,000
  Retained earnings.........................................   39,625,000     32,610,000
                                                              -----------    -----------
                                                               64,719,000     57,444,000
  Less note receivable from stockholder/former officer......      624,000        624,000
                                                              -----------    -----------
          Total stockholders' equity........................   64,095,000     56,820,000
                                                              -----------    -----------
                                                              $77,712,000    $73,482,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Net sales (note 9)...............................  $113,738,000    $111,099,000    $103,534,000
Cost of sales....................................    63,540,000      66,051,000      67,268,000
                                                   ------------    ------------    ------------
          Gross profit...........................    50,198,000      45,048,000      36,266,000
Selling, general and administrative expenses
  (note 7).......................................    37,568,000      38,298,000      39,064,000
                                                   ------------    ------------    ------------
          Earnings (loss) from operations........    12,630,000       6,750,000      (2,798,000)
                                                   ------------    ------------    ------------
Other expense:
  Interest expense, net..........................        67,000       1,404,000       1,171,000
  Loss on disposal of assets.....................        57,000           3,000          13,000
  Other..........................................       171,000         101,000         136,000
                                                   ------------    ------------    ------------
                                                        295,000       1,508,000       1,320,000
                                                   ------------    ------------    ------------
          Earnings (loss) before income tax
            expense (benefit)....................    12,335,000       5,242,000      (4,118,000)
Income tax expense (benefit) (note 5)............     5,320,000       2,358,000      (1,211,000)
                                                   ------------    ------------    ------------
          Net earnings (loss)....................  $  7,015,000    $  2,884,000    $ (2,907,000)
                                                   ============    ============    ============
Net earnings (loss) per share:
  Basic..........................................  $        .77    $        .33    $       (.34)
  Diluted........................................           .74    $        .32    $       (.34)
                                                   ============    ============    ============
Weighted-average shares:
  Basic..........................................     9,093,000       8,834,000       8,632,000
  Diluted........................................     9,476,000       8,981,000       8,632,000
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

                                                                               STOCKHOLDER/
                                  COMMON STOCK       ADDITIONAL                   FORMER           NET
                               -------------------    PAID-IN      RETAINED    OFFICER NOTE   STOCKHOLDERS'
                                SHARES     AMOUNT     CAPITAL      EARNINGS     RECEIVABLE       EQUITY
                               ---------   -------   ----------   ----------   ------------   -------------
Balance at December 31,
  1997.......................  8,789,431   $88,000   25,034,000   32,633,000     (624,000)     57,131,000
Common stock repurchased.....   (342,952)   (3,000)  (2,525,000)          --           --      (2,528,000)
Common stock issued under
  stock incentive plan.......     57,572        --      213,000           --           --         213,000
Common stock issued under the
  employee stock purchase
  plan.......................     18,628        --       91,000           --           --          91,000
Net loss.....................         --        --           --   (2,907,000)          --      (2,907,000)
                               ---------   -------   ----------   ----------     --------      ----------
Balance at December 31,
  1998.......................  8,522,679    85,000   22,813,000   29,726,000     (624,000)     52,000,000
Common stock issued under
  Teva license agreement
  (note 7)...................    428,743     4,000    1,604,000           --           --       1,608,000
Common stock issued under
  stock incentive plan.......     91,352     1,000      284,000           --           --         285,000
Common stock issued under the
  employee stock purchase
  plan.......................     22,231     1,000       42,000           --           --          43,000
Net earnings.................         --        --           --    2,884,000           --       2,884,000
                               ---------   -------   ----------   ----------     --------      ----------
Balance at December 31,
  1999.......................  9,065,005    91,000   24,743,000   32,610,000     (624,000)     56,820,000
Fair value of options issued
  under Teva license
  agreement (note 7).........         --        --       78,000           --           --          78,000
Common stock issued under
  stock incentive plan.......     40,671        --      118,000           --           --         118,000
Common stock issued under the
  employee stock purchase
  plan.......................     30,301        --       64,000           --           --          64,000
Net earnings.................         --        --           --    7,015,000           --       7,015,000
                               ---------   -------   ----------   ----------     --------      ----------
Balance at December 31,
  2000.......................  9,135,977   $91,000   25,003,000   39,625,000     (624,000)     64,095,000
                               =========   =======   ==========   ==========     ========      ==========

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................................  $ 7,015,000      2,884,000     (2,907,000)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization of property and equipment...    1,374,000      1,804,000      1,276,000
  Amortization of intangible assets.........................    1,566,000      1,322,000      1,362,000
  Provision for doubtful accounts...........................    1,994,000      1,820,000        589,000
  Loss on disposal of assets................................       57,000          3,000         13,000
  Change in deferred tax assets.............................   (1,591,000)       812,000       (399,000)
  Stock compensation........................................      130,000         87,000        166,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Trade accounts receivable.............................     (741,000)       964,000     (4,732,000)
      Inventories...........................................      957,000      5,562,000     (4,686,000)
      Prepaid expenses and other current assets.............      841,000        (57,000)        12,000
      Refundable income taxes...............................    1,505,000      2,643,000     (4,267,000)
      Note receivable from supplier.........................           --        782,000        184,000
      Other assets..........................................     (317,000)       260,000       (233,000)
    Increase (decrease) in:
      Trade accounts payable................................      759,000       (686,000)     4,318,000
      Accrued expenses......................................    1,102,000          9,000       (830,000)
      Income taxes payable..................................           --             --        (22,000)
                                                              -----------    -----------    -----------
         Net cash provided by (used in) operating
           activities.......................................   14,651,000     18,209,000    (10,156,000)
                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............       19,000         10,000        142,000
  Purchase of property and equipment........................   (1,755,000)      (947,000)    (1,916,000)
  Cash paid for acquisitions, net of cash received..........           --             --     (2,000,000)
  Cash paid for intangible assets...........................           --     (1,000,000)            --
                                                              -----------    -----------    -----------
         Net cash used in investing activities..............   (1,736,000)    (1,937,000)    (3,774,000)
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit..........   (5,834,000)   (14,917,000)    13,451,000
  Proceeds from notes payable...............................      644,000             --             --
  Repayments of long-term debt..............................     (431,000)      (117,000)      (106,000)
  Cash received from issuances of common stock..............      130,000        132,000        138,000
  Cash paid for repurchases of common stock.................           --             --     (2,528,000)
                                                              -----------    -----------    -----------
         Net cash provided by (used in) financing
           activities.......................................   (5,491,000)   (14,902,000)    10,955,000
                                                              -----------    -----------    -----------
         Net increase (decrease) in cash and cash
           equivalents......................................    7,424,000      1,370,000     (2,975,000)
Cash and cash equivalents at beginning of year..............    1,633,000        263,000      3,238,000
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year....................  $ 9,057,000      1,633,000        263,000
                                                              ===========    ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $   352,000      1,380,000      1,092,000
    Income taxes............................................    5,971,000      2,492,000      3,800,000
                                                              ===========    ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
    In connection with the Teva license renewal in 1999, the Company issued
     428,743 shares of common stock valued at $1,608,000.
    In connection with the exercise of nonqualified stock options, additional paid-in capital increased by $17,000 and $109,000 in 2000 and 1999, respectively.
    In 2000, the Company incurred $715,000 of long-term debt in connection with the acquisition of $568,000 of property and equipment and $147,000 of prepaid expenses.

          See accompanying notes to consolidated financial statements.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) The Company and Basis of Presentation

     The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company builds niche products into global lifestyle brands by designing and marketing innovative, functional and fashion-oriented footwear, developed for both high performance outdoor activities and everyday casual lifestyle use.

  (b) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

  (c) Revenue Recognition

     Revenue is recognized upon shipment of the merchandise. Allowances for estimated returns and discounts are provided for when related revenue is recorded.

  (d) Long-Lived Assets

     It is the Company's policy to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that it may be impaired. If this review indicates that the long-lived assets will not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows.

  (e) Depreciation and Amortization

     Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from three to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter.

     Goodwill and other intangibles are amortized on the straight-line basis over periods of 20 to 30 years, and 5 to 15 years, respectively. Accumulated amortization at December 31, 2000 and 1999 was $6,680,000 and $5,114,000,
respectively.

  (f) Fair Value of Financial Instruments

     The fair values of the Company's cash equivalents, trade accounts receivable, prepaid expenses and other current assets, refundable income taxes, trade accounts payable and accrued expenses approximate the carrying values due to the relatively short maturities of these instruments.

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

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

  (g) Stock Compensation

     The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost for employees and nonemployee directors of the Company under APB No. 25 and comply with the pro forma disclosure requirements. The Company applies the fair value techniques of SFAS 123 to measure compensation cost for options/warrants granted to nonemployees.

  (h) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

  (i) Research and Development Costs

     Research and development costs are charged to expense as incurred. Such costs amounted to $1,076,000, $1,607,000 and $2,393,000 in 2000, 1999 and 1998,
respectively.

  (j) Advertising, Marketing and Promotion Costs

     Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 2000, 1999 and 1998 were $7,108,000, $5,602,000 and $5,847,000, respectively. Included in prepaid and other current assets at December 31, 2000 and 1999 were $414,000 and $726,000, respectively, related to prepaid advertising and promotion expenses for programs that take place after December 31, 2000 and 1999, respectively.

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

  (l) Earnings per Share

     Basic earnings (loss) per share (EPS) is computed by dividing net earnings
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from diluted EPS.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

     The reconciliations of basic to diluted weighted-average shares are as follows:

                                                     2000         1999          1998
                                                  ----------    ---------    ----------
Net earnings (loss) used for basic and diluted
  earnings (loss) per share.....................  $7,015,000    2,884,000    (2,907,000)
                                                  ==========    =========    ==========
  Weighted-average shares used in basic
     computation................................   9,093,000    8,834,000     8,632,000
  Dilutive effect of stock options..............     383,000      147,000            --
                                                  ----------    ---------    ----------
          Weighted-average shares used for
            diluted
            computation.........................   9,476,000    8,981,000     8,632,000
                                                  ==========    =========    ==========

     Options to purchase 267,000, 596,000 and 698,000 shares of common stock at prices ranging from $5.50 to $13.75, $3.00 to $13.75 and $5.50 to $13.75 were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares during the respective periods. Options to purchase 811,000 shares of common stock at a price of $1.56 per share were outstanding and considered dilutive during 1998, but were not included in the computation of diluted loss per share because the options were antidilutive, as the Company incurred a net loss for the year.

  (m) Foreign Currency Translation

     The Company considers the U.S. dollar as the functional currency for all of its domestic and foreign operations. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Expenses have been translated at the weighted-average rate of exchange during the period of existence. Foreign currency translation adjustments were immaterial to the accompanying consolidated financial statements.

  (n) Comprehensive Income

     Comprehensive income is the total of net earnings (loss) and all other nonowner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No.
130. As foreign currency translation adjustments were immaterial to the Company's consolidated financial statements, the Company's net income was the same as comprehensive income for all periods presented.

  (o) Business Segment Reporting

     Management of the Company has determined its reportable segments are strategic business units. Significant reportable business segments are the Teva, Simple and Ugg brands. Information related to these segments is summarized in note 9.

  (p) Reclassifications

     Certain reclassifications have been made to the 1999 and 1998 balances, specifically related to shipping and handling fees to conform to the 2000 presentation.

  (q) Shipping and Handling Fees

     The Company adopted Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs, effective October 1, 2000. EITF 00-10 established new guidelines for

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

classification of shipping and handling costs billed to and collected from customers. Pursuant to EITF 00-10, amounts billed for shipping and handling costs are recorded as a component of revenue. Related costs paid to third-party shippers are recorded as a cost of revenues. Management has retroactively reclassified these amounts from selling, general and administrative expenses to revenues and cost of revenues. Approximately $1.4 million of shipping cost reimbursements have been reclassified as an addition to net sales for each of the years ended December 31, 1999 and 1998 and approximately $1.5 million and $1.7 million, respectively, of shipping costs incurred were reclassified as additions to cost of goods sold.

(2) INVENTORIES

     Inventories are summarized as follows:

                                                        2000           1999
                                                     -----------    ----------
Finished goods.....................................  $16,968,000    17,841,000
Work in process....................................       48,000       119,000
Raw materials......................................      130,000       143,000
                                                     -----------    ----------
          Total inventories........................  $17,146,000    18,103,000
                                                     ===========    ==========

(3) PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                          2000         1999
                                                       ----------    ---------
Machinery and equipment..............................  $7,758,000    5,897,000
Furniture and fixtures...............................   1,012,000      650,000
Leasehold improvements...............................     567,000      547,000
                                                       ----------    ---------
                                                        9,337,000    7,094,000
Less accumulated depreciation and amortization.......   6,339,000    4,969,000
                                                       ----------    ---------
          Net property and equipment.................  $2,998,000    2,125,000
                                                       ==========    =========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

(4) NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consists of the following:

                                                          2000         1999
                                                       ----------    ---------
Revolving line of credit, secured by substantially
  all the assets of the Company......................  $       --    5,834,000
Note payable for purchase of computer equipment,
  secured by underlying equipment, payable in
  quarterly installments of $74,200, including
  interest at a rate of 9.51% through May 2002.......     410,000           --
Note payable to the minority shareholder of the
  Company's Heirlooms subsidiary in connection with
  the minority shareholder's pending acquisition of
  the Company's interest in the subsidiary, payable
  on demand, including interest at a rate of 9.5%....     644,000           --
Unsecured note payable in quarterly installments of
  $41,700, including interest at a rate of 7.93%, due
  December 2003......................................     441,000      567,000
                                                       ----------    ---------
                                                        1,495,000    6,401,000
Less current installments............................   1,046,000      125,000
                                                       ----------    ---------
                                                       $  449,000    6,276,000
                                                       ==========    =========

     The aggregate maturities of long-term debt as of December 31, 2000 are as follows:

2001.....................................................  $1,046,000
2002.....................................................     290,000
2003.....................................................     159,000
                                                           ----------
                                                           $1,495,000
                                                           ==========

     On January 21, 1999, the Company replaced its existing credit facility with a revolving credit agreement with a new financial institution. Under the agreement, the Company is permitted borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. At December 31, 2000, $10,530,000 was available under such credit facility. Up to $15,000,000 of borrowings may be in the form of letters of credit. The agreement bears interest at the lenders' prime rate (9.5% at December 31, 2000) or, at the Company's election, an adjusted Eurodollar rate plus 2%. The facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. The agreement underlying the credit facility includes a tangible net worth covenant. At December 31, 2000, the Company was in compliance with the terms of the agreement.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

(5) INCOME TAXES

     Components of income tax expense (benefit) are as follows:

                                                   FEDERAL        STATE        TOTAL
                                                 -----------    ---------    ----------
1998:
  Current......................................  $  (866,000)      54,000      (812,000)
  Deferred.....................................     (105,000)    (294,000)     (399,000)
                                                 -----------    ---------    ----------
                                                 $  (971,000)    (240,000)   (1,211,000)
                                                 ===========    =========    ==========
1999:
  Current......................................  $ 1,702,000      (48,000)    1,654,000
  Deferred.....................................      420,000      284,000       704,000
                                                 -----------    ---------    ----------
                                                 $ 2,122,000      236,000     2,358,000
                                                 ===========    =========    ==========
2000:
  Current......................................  $ 5,492,000    1,419,000     6,911,000
  Deferred.....................................   (1,286,000)    (305,000)   (1,591,000)
                                                 -----------    ---------    ----------
                                                 $ 4,206,000    1,114,000     5,320,000
                                                 ===========    =========    ==========

     Actual income tax expense (benefit) differs from that obtained by applying the statutory federal income tax rate to earnings (loss) before income taxes as follows:

                                                   2000          1999          1998
                                                ----------    ----------    -----------
Computed "expected" income tax expense
  (benefit)...................................  $4,194,000    $1,782,000    $(1,400,000)
State income taxes, net of federal income tax
  benefit.....................................     688,000       259,000       (288,000)
Losses of subsidiary not deductible...........          --            --        241,000
Other.........................................     438,000       317,000        236,000
                                                ----------    ----------    -----------
                                                $5,320,000    $2,358,000    $(1,211,000)
                                                ==========    ==========    ===========

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                 2000          1999
                                                              ----------    ----------
Deferred tax assets:
  Uniform capitalization adjustment to inventory............  $  455,000    $  175,000
  Inventory obsolescence reserve............................      15,000        20,000
  Bad debt and other reserves...............................   1,656,000       896,000
  Amortization of intangible assets.........................     705,000       415,000
  Net operating loss carryforwards..........................     114,000       228,000
  State taxes...............................................     247,000        21,000
                                                              ----------    ----------
          Total gross deferred tax assets...................   3,192,000     1,755,000
  Less valuation allowance..................................    (228,000)     (228,000)
                                                              ----------    ----------
Deferred tax assets, net of allowance.......................   2,964,000     1,527,000
                                                              ----------    ----------
Deferred tax liabilities:
  Depreciation of property and equipment....................      39,000       193,000
  Other.....................................................     281,000       281,000
                                                              ----------    ----------
          Total deferred tax liabilities....................     320,000       474,000
                                                              ----------    ----------
          Net deferred tax assets...........................  $2,644,000    $1,053,000
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

     Refundable income taxes as of December 31, 2000 and 1999 arise primarily from the overpayment of estimated taxes.

(6) STOCKHOLDERS' EQUITY

     In February 2001, the Company amended the 1993 Stock Incentive Plan (1993
Plan), subject to stockholder approval. Under the terms of the amended 1993 Plan, 3,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants or other rights to acquire stock. Under the 1993 Plan, 40,671, 91,352 and 57,572 shares of common stock were issued in 2000, 1999 and 1998, respectively, including 100,000 shares issued in 1997 to an officer of the Company, which was financed through the issuance of a note receivable of $624,000 to such officer (bearing interest at 6.39%, secured by the underlying Company stock, with principal and interest due April 18, 2002) and common stock options exercised as noted below.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

     Common stock option activity under the 1993 Plan for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                         WEIGHTED-AVERAGE
                                                           SHARES         EXERCISE PRICE
                                                          ---------      ----------------
Outstanding at December 31, 1997........................    717,250           $8.42
  Granted...............................................    925,000            2.23
  Exercised.............................................    (34,250)           1.40
  Canceled..............................................    (99,000)           9.17
                                                          ---------
Outstanding at December 31, 1998........................  1,509,000            4.73
  Granted...............................................    533,100            2.68
  Exercised.............................................    (57,500)           1.56
  Canceled..............................................   (843,000)           5.08
                                                          ---------
Outstanding at December 31, 1999........................  1,141,600            3.68
  Granted...............................................    215,500            3.28
  Exercised.............................................    (21,800)           2.23
  Canceled..............................................    (56,400)           3.37
                                                          ---------
Outstanding at December 31, 2000........................  1,278,900            3.66
                                                          =========           =====
Options exercisable at December 31, 2000................    636,400           $4.28
                                                          =========           =====

     The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.95, $1.54 and $1.25, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 2000 -- expected dividend yield of 0%, stock volatility of 50.47%, risk-free interest rate of 5.8% and an expected life of seven years; 1999 -- expected dividend yield of 0%, stock volatility of 48.5%, risk-free interest rate of 5.3% and an expected life of seven years;
1998 -- expected dividend yield of 0%, stock volatility of 48.5%, risk-free interest rate of 4.7% and an expected life of seven years.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans. Had the Company determined compensation cost based on the fair value of the options at the grant date under SFAS No. 123, the Company's net earnings
(loss) would have been changed to the pro forma amounts below:

                                                   2000          1999          1998
                                                ----------    ----------    -----------
Pro forma net earnings (loss).................  $6,686,960    $2,714,000    $(3,400,000)
                                                ==========    ==========    ===========
Pro forma net earnings (loss) per share:
  Basic.......................................  $      .74    $      .31    $      (.39)
  Diluted.....................................  $      .71    $      .30    $      (.39)
                                                ==========    ==========    ===========

     In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (1995 Plan). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan as amended, 300,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for employees to purchase the Company's common stock at a discount below market value, as defined by the 1995 Plan. Under the 1995 Plan, 30,301, 22,231 and 18,628 shares were issued in 2000, 1999 and 1998, respectively. Consistent with the application of APB Opinion No. 25, no compensation has been recorded for stock purchases.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

     The Company adopted a stockholder rights plan in 1998 to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all stockholders. As part of the plan, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $.01 per share (the Common Shares), of the Company.

     The dividend was payable to stockholders of record on December 1, 1998 (the Record Date). In addition, one Right shall be issued with each Common Share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date, in each case upon the issuance of the Company's common stock in connection with any of the foregoing. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $.01 per share (the Preferred Shares), of the Company, at a price of $50.00, subject to adjustment.

     The rights have no voting power and expire on November 11, 2008. The rights may be redeemed by the Company for $.01 per right until the right becomes exercisable.

     The Company's Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Under this program, the Company repurchased 342,952 shares in 1998 for cash consideration of $2,528,000 and no shares in 1999 or 2000 were repurchased. At December 31, 2000, 1,227,048 shares remained available for repurchase under the program.

(7) LICENSING AGREEMENT

     The Company has been selling its Teva line of sport sandals and other footwear since 1985, pursuant to various license arrangements with Mark Thatcher, the inventor of the Teva sports sandal and owner of the Teva patents and trademark.

     On June 7, 1999, the Company signed a new license agreement (the License Agreement) for Teva, which was effective January 1, 2000. Under the License Agreement, the Company received the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. The License Agreement is automatically renewable through 2008 and through 2011 under two renewal options, provided that minimum required sales levels are achieved. As with the previous arrangement, the new license agreement provides for a sliding scale of royalty rates, depending on sales levels. Additionally, the License Agreement provides for an increase in the required amount of marketing expenditures, depending on sales levels and varying by territory. As additional consideration, the Company paid the licensor a licensing fee of $1,000,000 and issued the licensor 428,743 shares of its previously unissued common stock with a fair value of $1,608,000. The Company has recorded the license as an intangible asset for the value of the cash and common stock issued pursuant to the License Agreement and is amortizing this over the remaining term of the license. The shares are subject to various contractual and other holding period requirements. In addition, the Company has agreed to grant the licensor not less than 50,000 stock options on the Company's common stock annually, with an exercise price at the market value on the date of grant.

     In 1999, the Company received an option to buy Teva and virtually all of its assets, including all worldwide rights to all Teva products. The Company's original option was exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. On January 22, 2001, the Company amended its option agreement, extending the first option window for two

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

additional years. As a result, the first option window is January 1, 2000 through December 31, 2003. The Company agreed to pay Mr. Thatcher $1.6 million as consideration for this extension. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. For the first option period, the option price is for an amount equal to the greater of (i) $61.6 million or (ii) 75% of the largest calendar year revenues since January 1, 2000 for the Teva brand, plus $1.6 million. In addition, the Company would issue to Mr. Thatcher 100,000 shares of common stock and options to purchase 100,000 shares of common stock. The purchase price for the second option period, January 1, 2006 to December 31, 2008, is equal to 110% of the average of the aggregate sales for all Teva products for the two calendar years since January 1, 2000 with the highest aggregate net sales. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company's earnings before interest, taxes, depreciation and amortization. The Company is currently evaluating the possibility of exercising the option in the January 1, 2000 to December 31, 2003 period. The payment of the purchase price must be completed within 90 days of the exercise of the purchase option. If the Company exercises its purchase option, but subsequently fails to complete the purchase within the 90-day payment period, the purchase option and the option agreement will automatically be terminated.

     Royalty expense related to Teva sales is included in selling, general and administrative expenses in the accompanying consolidated financial statements and was $4,307,000, $4,128,000 and $3,657,000 during the years ended December 31, 2000, 1999 and 1998, respectively. Advertising expense, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements, related to Teva sales was $4,829,000, $3,378,000 and $3,261,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

     In the event that Deckers exercises its option to acquire Teva, Deckers would eliminate the royalty expense it currently pays on Teva footwear sales and would then own all Teva rights and assets worldwide.

(8) COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating lease agreements which expire through December 2003.

     Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
  2001...................................................  $  930,000
  2002...................................................     648,000
  2003...................................................     650,000
                                                           ----------
                                                           $2,228,000
                                                           ==========

     Total rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,072,000. $1,091,000 and $1,122,000, respectively.

     An action was brought against the Company in 1995 by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, Molly) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in March 1999 aggregating $1,785,000 for the two plaintiffs. The Company is appealing the verdict and continues to believe such claims are without merit. The Company intends to continue contesting this claim vigorously. The Company, based on advice

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

from legal counsel, does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

     The European Commission has enacted antidumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this antidumping duty legislation. During the year, the Commission added explanatory language that more clearly identified shoe types which would be subject to antidumping duties. The Company believes that based on the new language it is probable that the Company will not prevail in its appeal. Therefore, the Company has provided $400,000 which is the Company's estimate of its exposure for antidumping levies. If Customs determines that these styles are covered by the newly revised legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a precautionary measure, the Company has obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future.

     The Company is currently involved in various other legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations.

(9) BUSINESS SEGMENTS, CONCENTRATION OF BUSINESS AND CREDIT RISK AND SIGNIFICANT CUSTOMERS

     The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes or unusual items to segments. The Company evaluates performance based on net revenues and profit or loss from operations. The Company's reportable segments are strategic business units which are responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing and sales strategies. In 2000, the Company revised the structure of its reporting for business segments to include the worldwide operations for each of the brands, whereas the previous reporting structure included only the domestic operations of the brands. As a

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

result, all amounts for the years ended December 31, 1999 and 1998 have been restated to conform to the 2000 presentation. Business segment information is summarized as follows:

                                                 2000           1999           1998
                                             ------------    -----------    -----------
Sales to external customers:
  Teva.....................................  $ 79,732,000     80,963,000     68,870,000
  Simple...................................    16,328,000     15,529,000     20,159,000
  Ugg......................................    15,310,000     12,104,000     10,873,000
  Other....................................     2,368,000      2,503,000      3,632,000
                                             ------------    -----------    -----------
                                             $113,738,000    111,099,000    103,534,000
                                             ============    ===========    ===========
Earnings (loss) from operations:
  Teva.....................................  $ 10,984,000      5,566,000        452,000
  Simple...................................       122,000      1,134,000     (2,421,000)
  Ugg......................................     1,316,000       (116,000)      (620,000)
  Other....................................       208,000        166,000       (209,000)
                                             ------------    -----------    -----------
                                             $ 12,630,000      6,750,000     (2,798,000)
                                             ============    ===========    ===========
Depreciation and amortization:
  Teva.....................................  $    818,000        526,000        542,000
  Simple...................................       208,000        213,000        276,000
  Ugg......................................       642,000        635,000        635,000
  Other....................................        12,000         22,000         25,000
  Unallocated..............................     1,260,000      1,730,000      1,160,000
                                             ------------    -----------    -----------
                                             $  2,940,000      3,126,000      2,638,000
                                             ============    ===========    ===========
Capital expenditures:
  Teva.....................................  $    393,000          3,000        113,000
  Simple...................................        71,000             --         18,000
  Ugg......................................        63,000             --             --
  Other....................................         1,000         15,000          5,000
  Unallocated..............................     1,795,000        929,000      1,780,000
                                             ------------    -----------    -----------
                                             $  2,323,000        947,000      1,916,000
                                             ============    ===========    ===========

                                                                2000           1999
                                                             -----------    ----------
Total assets from reportable segments:
  Teva.....................................................  $25,682,000    29,304,000
  Simple...................................................   10,684,000     8,273,000
  Ugg......................................................   25,668,000    26,507,000
  Other....................................................    1,835,000     1,776,000
                                                             -----------    ----------
                                                             $63,869,000    65,860,000
                                                             ===========    ==========

     The earnings (loss) from operations includes an allocation of corporate overhead costs to the business segments, based on the ratio of each segment's net sales to total net sales.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

     Reconciliations of total assets from reportable segments to the consolidated financial statements are as follows:

                                                                2000           1999
                                                             -----------    ----------
Total assets for reportable segments.......................  $63,869,000    65,860,000
Elimination of intersegment payables.......................       84,000       474,000
Unallocated refundable income taxes and deferred tax
  assets...................................................    2,486,000     2,284,000
Other unallocated corporate assets.........................   11,273,000     4,864,000
                                                             -----------    ----------
          Consolidated total assets........................  $77,712,000    73,482,000
                                                             ===========    ==========

     The Company sells its footwear products principally to customers throughout the United States. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia and Asia, among other regions. Export sales to unaffiliated customers were 27.4%, 26.0% and 23.4% of net sales for the years ended December 31, 2000, 1999 and 1998, respectively. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. For the years ended December 31, 2000, 1999 and 1998, the Company had no single customer exceeding 10% of consolidated net sales. As of December 31, 2000 and 1999, the Company had no single customer exceeding 10% of trade accounts receivable.

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

(10) QUARTERLY SUMMARY OF INFORMATION (UNAUDITED)

     Summarized unaudited quarterly financial data are as follows:

                                                                    2000
                                          --------------------------------------------------------
                                           MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                          -----------    ----------    ------------    -----------
Net sales...............................  $41,923,000    28,940,000     19,190,000     23,685,000
Gross profit............................   19,426,000    13,751,000      7,185,000      9,836,000
Net earnings (loss).....................    4,384,000     2,232,000       (395,000)       794,000
                                          ===========    ==========     ==========     ==========
Net earnings (loss) per share:
  Basic.................................  $       .48           .25           (.04)           .09
  Diluted...............................          .47           .24           (.04)           .08
                                          ===========    ==========     ==========     ==========

                                                                    1999
                                          --------------------------------------------------------
                                           MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                          -----------    ----------    ------------    -----------
Net sales...............................  $38,532,000    31,847,000     18,440,000     22,280,000
Gross profit............................   17,110,000    13,715,000      5,767,000      8,456,000
Net earnings (loss).....................    2,245,000     1,668,000     (1,275,000)       246,000
                                          ===========    ==========     ==========     ==========
Net earnings (loss) per share:
  Basic.................................  $       .26           .19           (.14)           .03
  Diluted...............................          .26           .19           (.14)           .03
                                          ===========    ==========     ==========     ==========

                                                                     SCHEDULE II

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

                                                     BALANCE AT
                                                    BEGINNING OF                             BALANCE AT
                   DESCRIPTION                         PERIOD      ADDITIONS   DEDUCTIONS   END OF PERIOD
                   -----------                      ------------   ---------   ----------   -------------
Year ended December 31, 1998:
  Allowance for doubtful accounts.................   $1,092,000      589,000     477,000      1,204,000
  Reserve for sales discounts.....................      256,000    1,053,000     655,000        654,000
  Reserve for inventory obsolescence..............    1,568,000    2,543,000   1,221,000      2,890,000
  Allowance for doubtful note receivable..........    1,500,000           --          --      1,500,000
                                                     ==========    =========   =========      =========
Year ended December 31, 1999:
  Allowance for doubtful accounts.................   $1,204,000    1,820,000   1,211,000      1,813,000
  Reserve for sales discounts.....................      654,000      734,000   1,098,000        290,000
  Reserve for inventory obsolescence..............    2,890,000    1,165,000   3,292,000        763,000
  Allowance for doubtful note receivable..........    1,500,000           --   1,500,000             --
                                                     ==========    =========   =========      =========
Year ended December 31, 2000:
  Allowance for doubtful accounts.................   $1,813,000    1,994,000   1,663,000      2,144,000
  Reserve for sales discounts.....................      290,000    1,007,000     589,000        708,000
  Reserve for inventory obsolescence..............      763,000    1,807,000   1,372,000      1,198,000
                                                     ==========    =========   =========      =========

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors and Executive Officers of the Registrant is set forth in the Company's definitive proxy statement relating to the Registrant's 2001 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to Executive Compensation is set forth in the Company's definitive proxy statement relating to the Registrant's 2001 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the Company's definitive proxy statement relating to the Registrant's 2001 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to Certain Relationships and Related Transactions is set forth in the Company's definitive proxy statement relating to the Registrant's 2001 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 28 hereof.

     (b) Reports on Form 8-K. None.

     (c) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 28 hereof.

     (d) Exhibits

EXHIBIT
-------
 2.1     Certificate of Ownership and Merger Merging Deckers
         Corporation into Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant's Registration Statement on Form S-1, File
         No. 33-67248 and incorporated by reference herein)
 3.1     Amended and Restated Certificate of Incorporation of Deckers
         Outdoor Corporation. (Exhibit 3.1 to the Registrant's
         Registration Statement on Form S-1, File No. 33-67248 and
         incorporated by reference herein)
 3.2     Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2
         to the Registrant's Registration Statement on Form S-1, File
         No. 33-67248 and incorporated by reference herein)
10.1     1993 Employee Stock Incentive Plan. (Exhibit 99 to the
         Registrant's Registration Statement on Form S-8, File No.
         33-47097 and incorporated by reference herein)
10.2     Form of Incentive Stock Option Agreement under 1993 Employee
         Stock Incentive Plan. (Exhibit 10.9 to the Registrant's
         Registration Statement on Form S-1, File No. 33-67248 and
         incorporated by reference herein)
10.3     Form of Non-Qualified Stock Option Agreement under 1993
         Employee Stock Incentive Plan. (Exhibit 10.10 to the
         Registrant's Registration Statement on Form S-1, File No.
         33-67248 and incorporated by reference herein)
10.4     Form of Restricted Stock Agreement. (Exhibit 10.11 to the
         Registrant's Registration Statement on Form S-1, File No.
         33-67248 and incorporated by reference herein)
10.5     Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File
         No. 33-67248 and incorporated by reference herein)
10.6     First Amendment to Employment Agreement with Douglas B.
         Otto. (Exhibit 10.14 to the Registrant's Registration
         Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.7     Second Amendment to Employment Agreement with Douglas B.
         Otto. (Exhibit 10.15 to the Registrant's Registration
         Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.8     Third Amendment to Employment Agreement with Douglas B.
         Otto. (Exhibit 10.30 to the Registrant's Registration
         Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.9     Agreement for Sales of Assets, dated January 26, 1995,
         between Ken and Nancy Young and Deckers Acquisition
         Corporation. (Exhibit 10.36 to the Registrant's Form 10-K
         for the period ended December 31, 1994 and incorporated by reference herein)
10.10    Deckers Outdoor Corporation 1995 Employee Stock Purchase
         Plan. (Exhibit 4.4 to the Registrant's Registration
         Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
10.11    Amended Compensation Plan for Outside Members of the Board
         of Directors. (Exhibit 10.42 to the Registrant's Form 10-Q
         for the period ended September 30, 1996 and incorporated by reference herein)

EXHIBIT
-------
10.12    Extension Agreement to Employment Agreement with Douglas B.
         Otto. (Exhibit 10.36 to the Registrant's Form 10-K for the
         period ended December 31, 1996 and incorporated by reference herein)
10.13    Limited Recourse Secured Promissory Note between Diana M.
         Wilson and Deckers Outdoor Corporation, dated April 18,
         1997. (Exhibit 10.38 to the Registrant's Form 10-Q for the
         period ended March 31, 1997 and incorporated by reference
         herein)
10.14    Stock Pledge Agreement between Diana M. Wilson and Deckers
         Outdoor Corporation, dated April 18, 1997. (Exhibit 10.39 to the Registrant's Form 10-Q for the period ended March 31,
         1997 and incorporated by reference herein)
10.15    Shareholder Rights Agreement, dated as of November 12, 1998.
         (Exhibit 10.39 to the Registrant's Form 10-Q for the period ended September 30, 1998 and incorporated by reference
         herein)
10.16    Loan and Security Agreement by and among Congress Financial
         Corporation (Western) and Deckers Outdoor Corporation,
         Deckers Outdoor Corporation International, Simple Shoes,
         Inc., Ugg Holdings, Inc. and Heirlooms, Inc., dated January
         21, 1999. (Exhibit 10.40 to the Registrant's Form 10-K for
         the period ended December 31, 1998 and incorporated by
         reference herein)
10.17    *Teva License Agreement, By and Between Mark Thatcher and
         Deckers Outdoor Corporation, dated June 7, 1999. (Exhibit
         10.41 to the Registrant's Form 10-Q for the period ended
         June 30, 1999 and incorporated by reference herein)
10.18    *Intellectual Property Option Agreement, By and Between Mark
         Thatcher, an Individual, and Deckers Outdoor Corporation, a
         Delaware Corporation, dated June 7, 1999. (Exhibit 10.42 to the Registrant's Form 10-Q for the period ended June 30,
         1999 and incorporated by reference herein)
10.19    First Amendment to Intellectual Property Option Agreement
         between Deckers Outdoor Corporation and Mark Thatcher, dated
         January 22, 2001.
21.1     Subsidiaries of Registrant.
23.1     Independent Auditors' Consent.

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

                                          DECKERS OUTDOOR CORPORATION
                                          (Registrant)

Date: March 30, 2001
                                                  /s/ DOUGLAS B. OTTO
                                          --------------------------------------
                                                     Douglas B. Otto
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                /s/ DOUGLAS B. OTTO                            Chairman of the Board
---------------------------------------------------         and Chief Executive Officer
                  Douglas B. Otto

                 /s/ M. SCOTT ASH                             Chief Financial Officer
---------------------------------------------------     (Principal Financial and Accounting
                   M. Scott Ash                                      Officer)

               /s/ GENE E. BURLESON                                  Director
---------------------------------------------------
                 Gene E. Burleson

                /s/ JOHN M. GIBBONS                                  Director
---------------------------------------------------
                  John M. Gibbons

               /s/ REX A. LICKLIDER                                  Director
---------------------------------------------------
                 Rex A. Licklider

                /s/ KARL F. LOPKER                                   Director
---------------------------------------------------
                  Karl F. Lopker