Form 10-Q
period 2001-03-31
DECKERS OUTDOOR CORP
filed 2001-05-15
CIK 910521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 0-22446


                           DECKERS OUTDOOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     95-3015862
--------------------------------------------------------------------------------
(State or other jurisdiction of                  IRS Employer Identification
incorporation or organization)


495-A South Fairview Avenue, Goleta, California            93117
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (zip code)


Registrant's telephone number, including area code      (805) 967-7611
                                                   ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No  [ ]

Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


                                                Outstanding at
                CLASS                             May 8, 2001
---------------------------------------     -------------------------
     Common stock, $.01 par value                  9,210,319

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                                Table of Contents


                                                                                                         Page
                                                                                                         ----
Part I.  Financial Information

    Item 1.   Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000            1

              Condensed Consolidated Statements of Earnings for the Three-Month Periods
              Ended March 31, 2001 and 2000                                                               2

              Condensed Consolidated Statements of Cash Flows for the Three-Month
              Periods Ended March 31, 2001 and 2000                                                       3

              Notes to Condensed Consolidated Financial Statements                                        5

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                  10

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 15

Part II. Other Information

    Item 1.   Legal Proceedings                                                                          16

    Item 2.   Changes in Securities                                                                      16

    Item 3.   Defaults upon Senior Securities                                                            16

    Item 4.   Submission of Matters to a Vote of Security Holders                                        16

    Item 5.   Other Information                                                                          16

    Item 6.   Exhibits and Reports on Form 8-K                                                           16

    Signature                                                                                            17


                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                  ASSETS                                         MARCH 31,        DECEMBER 31,
                                                                                   2001               2000
                                                                                 -----------      ------------
Current assets:
         Cash and cash equivalents                                               $11,940,000        9,057,000
         Trade accounts receivable, less allowance for
            doubtful accounts of $3,204,000 and
            $2,144,000 as of March 31, 2001 and December 31, 2000,                27,599,000       23,143,000
            respectively
         Inventories                                                              15,440,000       17,146,000
         Prepaid expenses and other current assets                                 1,606,000        1,541,000
         Refundable and deferred tax assets                                        2,644,000        2,763,000
                                                                                 -----------        ---------
                  Total current assets                                            59,229,000       53,650,000

Property and equipment, at cost, net                                               3,248,000        2,998,000
Intangible assets, less accumulated amortization                                  21,505,000       20,471,000
Other assets, net                                                                  1,158,000          593,000
                                                                                 -----------        ---------
                                                                                 $85,140,000       77,712,000
                                                                                 ===========       ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable and current installments of long-term debt                $   412,000        1,046,000
         Trade accounts payable                                                   10,999,000        8,020,000
         Accrued expenses                                                          4,528,000        4,102,000
         Income taxes payable                                                      1,981,000             --
                                                                                 -----------        ---------
                  Total current liabilities                                       17,920,000       13,168,000
                                                                                 -----------        ---------
Long-term debt, less current installments                                            342,000          449,000
Stockholders' equity:
         Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
            none issued                                                                 --               --
         Common stock, $.01 par value. Authorized 20,000,000 shares; issued
            10,177,271 shares and outstanding 9,204,319 shares at March 31,
            2001; issued 10,108,929 shares and outstanding
            9,135,977 shares at December 31, 2000                                     92,000           91,000
         Additional paid-in capital                                               25,298,000       25,003,000
         Retained earnings                                                        42,112,000       39,625,000
                                                                                 -----------        ---------
                                                                                  67,502,000       64,719,000
         Less note receivable from stockholder/former officer                        624,000          624,000
                                                                                 -----------        ---------
                  Total stockholders' equity                                      66,878,000       64,095,000
                                                                                 -----------        ---------
                                                                                 $85,140,000       77,712,000
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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)



                                                              THREE-MONTH PERIOD ENDED
                                                                     MARCH 31,
                                                          --------------------------------
                                                              2001                2000
                                                          ------------         ----------
Net sales                                                 $ 34,911,000         41,923,000
Cost of sales                                               19,177,000         22,497,000
                                                          ------------         ----------
                  Gross profit                              15,734,000         19,426,000
Selling, general and administrative expenses                11,653,000         11,362,000
                                                          ------------         ----------
                  Earnings from operations                   4,081,000          8,064,000
Other expense (income):
      Interest, net                                            (79,000)           201,000
      Other                                                   (203,000)           171,000
                                                          ------------         ----------
                  Earnings before income tax expense         4,363,000          7,692,000
Income tax expense                                           1,876,000          3,308,000
                                                          ------------         ----------
                  Net earnings                            $  2,487,000          4,384,000
                                                          ============          =========
Net earnings per share:
      Basic                                               $       0.27               0.48
      Diluted                                                     0.26               0.47
                                                          ============          =========
Weighted-average shares:
      Basic                                                  9,179,000          9,071,000
      Diluted                                                9,584,000          9,360,000
                                                          ============          =========



  See accompanying notes to condensed consolidated financial statements.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                     THREE-MONTH PERIOD ENDED
                                                                                            MARCH 31,
                                                                                  -----------------------------
                                                                                     2001                 2000
                                                                                  -----------       -----------
Cash flows from operating activities:
    Net earnings                                                                  $ 2,487,000         4,384,000
    Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                862,000           734,000
         Provision for doubtful accounts                                            1,228,000           343,000
         Gain on sale of Heirlooms subsidiary                                        (185,000)             --
         Loss on disposal of assets                                                    10,000             7,000
         Non-cash stock compensation                                                  163,000            78,000
         Changes in assets and liabilities (net of effects of disposition of
           Heirlooms subsidiary):
            (Increase) decrease in:
               Trade accounts receivable                                           (5,990,000)      (12,792,000)
               Inventories                                                            973,000          (280,000)
               Prepaid expenses and other current assets                             (506,000)          (98,000)
               Refundable income taxes                                                 34,000         1,624,000
               Other assets                                                          (155,000)            2,000
            Increase in:
               Trade accounts payable                                               3,035,000         1,836,000
               Accrued expenses                                                       554,000         1,676,000
               Income taxes payable                                                 1,981,000           992,000
                                                                                  -----------         ---------
                  Total adjustments                                                 2,004,000        (5,878,000)
                                                                                  -----------         ---------
                  Net cash provided by (used in) operating activities               4,491,000        (1,494,000)
                                                                                  -----------         ---------
Cash flows from investing activities:
    Cash paid for extension of Teva purchase option                                (1,566,000)             --
    Net proceeds from sale of Heirlooms subsidiary                                    599,000              --
    Purchase of property and equipment                                               (695,000)         (505,000)
    Proceeds from sale of property and equipment                                       18,000            18,000
                                                                                  -----------         ---------
                  Net cash used in investing activities                            (1,644,000)         (487,000)
                                                                                  -----------         ---------

                                   (Continued)

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)


                                                                     THREE-MONTH PERIOD ENDED
                                                                            MARCH 31,
                                                                 --------------------------------
                                                                      2001                2000
                                                                 ------------          ----------
Cash flows from financing activities:
         Net proceeds from (repayments of) long-term debt             (97,000)         2,566,000
         Cash received from issuances of common stock                 133,000             38,000
                                                                 ------------          ---------
                  Net cash provided by financing activities            36,000          2,604,000
                                                                 ------------          ---------
                  Net increase in cash                              2,883,000            623,000
Cash at beginning of period                                         9,057,000          1,633,000
                                                                 ------------          ---------
Cash at end of period                                            $ 11,940,000          2,256,000
                                                                 ============          =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                                $     32,000            251,000
         Income taxes                                                 726,000             53,000
                                                                 ============          =========



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

     As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

(2)  Earnings per Share

     Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three-month periods ended March 31, 2001 and 2000, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

     The reconciliations of basic to diluted weighted-average shares are as follows for the three months ended March 31, 2001 and 2000:


                                                                              THREE-MONTH PERIOD ENDED
                                                                                     MARCH 31,
                                                                           ---------------------------------
                                                                             2001                 2000
                                                                           ------------            ---------

        Net earnings                                                       $  2,487,000            4,384,000
                                                                           ============            =========
        Weighted-average shares used in basic computation                     9,179,000            9,071,000
        Dilutive stock options                                                  405,000              289,000
                                                                           ------------           ----------
            Weighted-average shares used for diluted computation             9,584,000            9,360,000
                                                                           ============           ==========


                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(2)  Earnings per Share (Continued)

     Options to purchase 282,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the three months ended March 31, 2001 and options to purchase 332,000 shares of common stock at prices ranging from $3.50 to $13.75 were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, were anti-dilutive.

(3)  Inventories

     Inventories are summarized as follows:


                                       MARCH 31,       DECEMBER 31,
                                         2001               2000
                                       ---------       ------------
     Finished goods                   $15,440,000       16,968,000
     Work in process                         --             48,000
     Raw materials                           --            130,000
                                      -----------       ----------
          Total inventories, net      $15,440,000       17,146,000
                                      ===========       ==========


(4)  Credit Facility

     The Company has a credit facility ("the Facility") which provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. Borrowings bear interest at the lender's prime rate (8.00% at March 31, 2001) or, at the Company's election, an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the Facility, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. At March 31, 2001, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $3,438,000. The agreement underlying the credit facility includes a tangible net worth covenant. At March 31, 2001, the Company was in compliance with such covenant and the terms of the agreement. The Company had credit availability under the Facility of $14,687,000 at March 31, 2001.

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(5)  Income Taxes

     Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended March 31, 2001, the Company had income tax expense of $1,876,000, representing an effective income tax rate of 43.0%. For the three months ended March 31, 2000, the Company had income tax expense of $3,308,000, representing an effective income tax rate of 43.0%.

(6)  New Accounting Pronouncements

     The Company adopted Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs, effective October 1, 2000. EITF 00-10 established new guidelines for the classification of shipping and handling costs billed to and collected from customers. Pursuant to EITF 00-10, amounts billed for shipping and handling costs are recorded as a component of net sales. Related costs paid to third-party shippers are recorded as a cost of goods sold. Management has retroactively reclassified these amounts from selling, general and administrative expenses to net sales and cost of goods sold. Approximately $457,000 of shipping cost reimbursements have been reclassified as an addition to net sales for the three month period ended March 31, 2000 and approximately $413,000 of shipping costs incurred were reclassified as additions to cost of goods sold.

(7)  Business Segments

     The Company evaluates performance based on net revenues and earnings or loss from operations. The Company's reportable segments are strategic business units which are responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing and sales strategies.

     Sales and operating income (loss) by business segment for the three months ended March 31, 2001 and 2000 is summarized as follows:


                                                2001            2000
                                            -----------      -----------
      Sales to external customers:
      Teva                                $  30,037,000      35,150,000
      Simple                                  4,231,000       5,463,000
      Ugg                                       592,000         526,000
      Other                                      51,000         784,000
                                            -----------      -----------
                                          $  34,911,000      41,923,000
                                            ===========      ===========

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(7)  Business Segments (Continued)


                                                 2001            2000
                                              -----------     --------
      Earnings (loss) from operations:
      Teva                                    $ 4,569,000     7,211,000
      Simple                                     (220,000)      902,000
      Ugg                                        (275,000)     (199,000)
      Other                                         7,000       150,000
                                              -----------     ---------
                                              $ 4,081,000     8,064,000
                                              ===========     =========



     The earnings from operations of each segment includes an allocation of corporate overhead costs to the business segments, based on the ratio of each segment's net sales to total net sales.

     Business segment asset information as of March 31, 2001 and December 31, 2000 is summarized as follows:


                                                    MARCH 31,               DECEMBER 31,
                                                      2001                     2000
                                                  ------------             ------------
      Total assets for reportable segments:
      Teva                                        $ 42,461,000              25,682,000
      Simple                                        10,808,000              10,684,000
      Ugg                                           18,024,000              25,668,000
      Other                                                 --               1,835,000
                                                  ------------              -----------
                                                  $ 71,293,000              63,869,000
                                                  ============              ===========


     Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at March 31, 2001 and December 31, 2000 are as follows:


                                                MARCH 31,       DECEMBER 31,
                                                  2001             2000
                                               -----------      -----------
     Total assets for reportable segments      $71,293,000       63,869,000
     Elimination of intersegment payables          317,000           84,000
     Unallocated refundable income taxes
         and deferred tax assets                 2,452,000        2,486,000
     Other unallocated corporate assets         11,078,000       11,273,000
                                               -----------      -----------
     Consolidated total assets                 $85,140,000       77,712,000
                                               ===========      ===========


                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(8)  Contingencies

     An action was brought against the Company in 1995 by Molly Strong-Butts and Yeti by Molly, Ltd. (collectively, "Molly") which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in March 1999 aggregating $1,785,000 for the two plaintiffs. The Company is appealing the verdict and continues to believe such claims are without merit. The Company intends to continue contesting this claim vigorously. The Company, based on advice from legal counsel, does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

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

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2000. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company's liquidity, the potential impact of certain litigation and the impact of seasonality on the Company's operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying "Outlook" section of this Quarterly Report on Form 10-Q.


     Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Net sales decreased by $7,012,000, or 16.7%, to $34,911,000 from the comparable three months ended March 31, 2000 of $41,923,000. The decrease is largely attributed to the weakness in the economy, the softness in the retail environment and sales declines in the overseas markets, particularly in Europe. Sales of the Teva brand decreased 14.5% to $30,037,000 for the three months ended March 31, 2001 from $35,150,000 for the three months ended March 31, 2000 and represented 86.0% and 83.8% of net sales in the three months ended March 31, 2001 and 2000, respectively. Net sales of footwear under the Simple product line decreased 22.6% to $4,231,000 from $5,463,000 for the comparable three months ended March 31, 2000. Net sales of Ugg footwear increased 12.6% to $592,000 for the three months ended March 31, 2001, compared to net sales of $526,000 for the three months ended March 31, 2000. Due to the highly seasonal nature of Ugg's business, the first quarter is generally a low volume quarter for Ugg sales. Overall, international sales for all of the Company's products decreased 21.2% for the quarter to $13,542,000 from $17,179,000, representing 38.8% of net sales in 2001 and 41.0% in 2000. The volume of footwear sold decreased 7.0% to 1,572,000 pairs during the three months ended March 31, 2001 from 1,691,000 pairs during the three months ended March 31, 2000, for the reasons discussed above.

     The weighted-average wholesale price per pair sold during the three months ended March 31, 2001 for all brands combined decreased 8.0% to $21.89 from $23.80 for the three months ended March 31, 2000. The decrease was primarily due to a change in sales mix away from the higher priced styles, including the leather casuals, toward styles with lower average selling prices, including thongs and several newly introduced styles at lower price points.

     Cost of sales decreased by $3,320,000 or 14.8%, to $19,177,000 for the three months ended March 31, 2001, compared with $22,497,000 for the three months ended March 31, 2000 and increased as a percentage of net sales to 54.9% from 53.7%. Gross profit decreased by $3,692,000, or 19.0%, to $15,734,000 for the three months ended March 31, 2001 from $19,426,000 for the three months ended March 31, 2000 and decreased as a percentage of net sales to 45.1% from 46.3%. The decrease in gross margin was the result of a combination of factors including the introduction of certain new styles with lower gross margins and slightly increased factory costs on certain styles.

     The Company carries its inventories at the lower of cost or market, using a reserve for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the three months ended March 31, 2001, the Company had a net decrease to the reserve for inventory obsolescence of approximately $65,000 primarily due to the sale of domestic inventory of Teva and Simple product for which a reserve had previously been taken, as well as the elimination of approximately $36,000 of reserve in connection with the Company's sale of its Heirlooms subsidiary during the quarter. For the three months ended March 31, 2000, the Company had a net addition to the inventory obsolescence reserve of approximately $218,000 as the Company recorded inventory write-downs for its domestic Teva footwear inventory, as well as write-downs for its Teva apparel inventory in connection with the Company's exit from the Teva apparel business in 2000.

     Selling, general and administrative expenses increased by $291,000, or 2.6%, to $11,653,000 for the three months ended March 31, 2001, compared with the three months ended March 31, 2000 of $11,362,000, and increased as a percentage of net sales to 33.4% in 2001 from 27.1% in 2000. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to an increase in bad debt expense due to a bankruptcy filing by one of the Company's larger customers, Track 'n Trail, on April 13, 2001. As a result of the Track 'n Trail bankruptcy filing, the Company recorded approximately $1.0 million of bad debt expense for the three months ended March 31, 2001 to reserve for 100% of the net accounts receivable balance for this customer. In addition, the increase in selling, general and administrative expenses as a percentage of sales occurred as certain operating costs are fixed costs and did not decrease in proportion to the decrease in sales levels.

     Earnings from operations for the Teva brand were $4,569,000 for the three months ended March 31, 2001 compared to $7,211,000 for the three months ended March 31 2000. The decrease is largely due to the decrease in sales and the bad debt write-off for Track `n Trail. The Simple brand experienced a loss from operations of $220,000 for the three months ended March 31, 2001 compared to earnings from operations of $902,000 for the three months ended March 31, 2000 as a result of the decrease in sales, lower gross margins on certain newly introduced styles, increased marketing costs and the bad debt write-off for Track `n Trail. The Ugg brand experienced a loss from operations of $275,000 for the three months ended March 31, 2001 compared to a loss from operations of $199,000 for the three months ended March 31, 2000 largely due to the bad debt write-off for Track `n Trail. Additionally, the earnings from operations for all segments decreased versus that experienced in the year ago period as certain costs are fixed costs and did not decrease in proportion to the decrease in consolidated net sales.

     Net interest income was $79,000 for the three months ended March 31, 2001 compared with net interest expense of $201,000 for the three months ended March 31, 2000, primarily due to the Company's significantly improved cash position generated by the Company's cash flows from operations.

     For the three months ended March 31, 2001 the Company had income tax expense of $1,876,000, representing an effective income tax rate of 43.0%. For the three months ended March 31, 2000, the Company had income tax expense of $3,308,000, representing an effective income tax rate of 43.0%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

     The Company experienced net earnings of $2,487,000, or $0.26 per share - diluted, for the three months ended March 31, 2001 versus net earnings of $4,384,000, or $0.47 per share - diluted, for the three months ended March 31, 2000 due to the reasons discussed above.

     Outlook

     This "Outlook" section, the last paragraph under "Liquidity and Capital Resources," the discussion under "Seasonality" and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company's liquidity, the potential impact of certain litigation, and the impact of seasonality on the Company's operations. These forward-looking statements are based on the Company's expectations as of today, May 14, 2001. No one should assume that any forward-looking statement made by the Company will remain consistent with the company's expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All of the forward-looking statements are based on management's current expectations and are inherently uncertain. Actual results may differ materially for a variety of reasons, including the reasons discussed below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

     Sales and Earnings per Share Expectations

     Based on the Track `n Trail bankruptcy, a slowdown in international business, the continuing weakness in the domestic economy, and extended periods of unseasonably cold weather this Spring, the Company currently expects that net sales for the fiscal year ending December 31, 2001 will range from $95 million to $100 million and fully-diluted earnings per share will range from $0.40 to $0.45. For the second quarter ending June 30, 2001, the Company currently expects sales to range from $20 million to $21 million and fully-diluted earnings per share to range between $0.07 and $0.08.

     For the year ending December 31, 2001, the Company currently expects net sales of its Teva brand to range from $67 million to $69 million, sales of its Simple brand to range from $12 million to $14 million and sales of its Ugg brand to range from $16 million to $17 million.

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

     The Company's offices and distribution center are located in the state of California, which has experienced, and is expected to continue to experience, rolling electrical power outages. Depending on the timing, length and frequency of the outages, the Company may be unable to ship products in a timely manner, which could negatively impact the Company's net sales.

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

     Liquidity and Capital Resources

     The Company's liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility (the "Facility"). At March 31, 2001, working capital was $41,309,000, including $11,940,000 of cash and cash equivalents. Cash provided by operating activities aggregated $4,491,000 for the three months ended March 31, 2001. Trade accounts receivable increased 19.3% from December 31, 2000 and inventories decreased 9.9% since December 31, 2000 primarily as a result of normal seasonality, as well as continuing efforts to reduce inventory levels in light of the Company's expectations for reduced sales levels in 2001.

     The Facility provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. Borrowings bear interest at the lender's prime rate (8.00% at March 31, 2001) or, at the Company's election, an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. The agreement underlying the Facility includes a tangible net worth covenant. At March 31, 2001, the Company was in compliance with the terms and covenants of the agreement. On March 31, 2001, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $3,438,000. The Company had credit availability under the Facility of $14,687,000 at March 31, 2001.

     Capital expenditures totaled $695,000 for the three months ended March 31, 2001. The Company's capital expenditures related primarily to various hardware and software purchases in conjunction with the Company's implementation of a new ERP computer system, which is expected to be placed into service later this year. The Company currently has no material future commitments for capital expenditures.

     The Company's Board of Directors has authorized the repurchase of 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company's cash availability. Under this program, the Company repurchased 300,000 shares in 1996 for cash consideration of $2,390,000, 330,000 shares in 1997 for cash consideration of $2,581,000 and 343,000 shares in 1998 for cash consideration of $2,528,000. No shares were repurchased during 1999 or 2000 or the three months ended March 31, 2001. At March 31, 2001, 1,227,000 shares remained available for repurchase under the program.

     In 1999, the Company received an option to buy Teva and virtually all of its assets, including all worldwide rights to all Teva products. The Company's original option was exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. On January 22, 2001, the Company amended its option agreement, extending the first option window for two additional years. As a result, the first option window now expires December 31, 2003. The Company paid Mr. Thatcher $1.6 million in March 2001 as consideration for this extension. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. For the first option period, the option price is for an amount equal to the greater of (i) $61.6 million or (ii) 75% of the largest calendar year revenues since January 1, 2000 for the Teva brand, plus $1.6 million. In addition, the Company would issue to Mr. Thatcher 100,000 shares of common stock and options to purchase 100,000 shares of common stock. The purchase price for the second option period, January 1, 2006 to December 31, 2008, is equal to 110% of the annual average of the aggregate net sales for all Teva products for the two calendar years since January 1, 2000 with the highest aggregate sales. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company's earnings before interest, taxes, depreciation and amortization. The exercise of either option will require a significant amount of additional financing. There are no assurances that the additional financing will be available.

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

     The Company believes that internally generated funds, the available borrowings under its existing credit facility, and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements (excluding the possible acquisition of Teva). However, risks and uncertainties which could impact the Company's ability to maintain its cash position include the Company's growth rate, its ability to collect its receivables in a timely manner, the Company's ability to effectively manage its inventory, and the volume of letters of credit used to purchase product, among others.

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

     Historically, the Company's sales have been greater in the first and second quarters, Teva's strong selling season, than in the third and fourth quarters. However, given the Company's current expectations for a decrease in Teva sales for the first half of 2001 compared to 2000 combined with the anticipated continuing increase in Ugg sales in the Fall of 2001, the Company currently expects sales in the fourth quarter to exceed the sales levels for the second quarter of 2001. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company's customers continuing to carry and promote its various product lines, among other risks and uncertainties.

     Other

     The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Derivative Instruments

     The Company does not invest, and during the three months ended March 31, 2001, did not invest, in market risk sensitive instruments.

     Market Risk

     The Company's market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States and changes in the Eurodollar rate. The Company's credit facility (the "Facility") provides for interest on outstanding borrowings at prime rate, or at the Company's election at an adjusted Eurodollar rate plus 2%. At March 31, 2001, the Company had no outstanding borrowings under the Facility.

                          DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     An action was brought against the Company in 1995 by Molly Strong-Butts and Yeti by Molly, Ltd. (collectively, "Molly") which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in March 1999 aggregating $1,785,000 for the two plaintiffs. The Company is appealing the verdict and continues to believe such claims are without merit. The Company intends to continue contesting this claim vigorously. The Company, based on advice from legal counsel, does not anticipate that the ultimate outcome will have a material adverse effect upon its financial condition, results of operations or cash flows.

Item 2.  Changes in Securities.   Not applicable

Item 3.  Defaults upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.   Not applicable

Item 5.  Other Information.   Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
                10.20 Employment Agreement dated February 27, 2001, between Deckers Outdoor Corporation and Peter Benjamin

         (b)  Reports on Form 8-K.  None

                           DECKERS OUTDOOR CORPORATION
                                AND SUBSIDIARIES




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Deckers Outdoor Corporation



           Date: May 14, 2001           /s/ M. Scott Ash
                                        --------------------------------------
                                        M. Scott Ash, Chief  Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)