Form 10-Q
period 2001-06-30
DECKERS OUTDOOR CORP
filed 2001-08-09
CIK 910521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 0-22446

DECKERS OUTDOOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3015862
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification

495-A South Fairview Avenue, Goleta, California	93117
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code (805) 967-7611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [   ]

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2001

Common stock, $.01 par value	9,285,786

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$22,032,000	9,057,000

Trade accounts receivable, less allowance for doubtful accounts of $3,197,000 and $2,144,000 as of June 30, 2001 and December 31, 2000, respectively	16,038,000	23,143,000

Inventories	12,465,000	17,146,000

Prepaid expenses and other current assets	1,191,000	1,541,000

Refundable and deferred tax assets	2,707,000	2,763,000

Total current assets	54,433,000	53,650,000

Property and equipment, at cost, net	3,375,000	2,998,000

Intangible assets, less accumulated amortization	20,984,000	20,471,000

Other assets, net	1,154,000	593,000

	$79,946,000	77,712,000

Liabilities and Stockholders’ Equity

Current liabilities:

Notes payable and current installments of long-term debt	$412,000	1,046,000

Trade accounts payable	7,746,000	8,020,000

Accrued expenses	3,804,000	4,102,000

Total current liabilities	11,962,000	13,168,000

Long-term debt, less current installments	243,000	449,000

Stockholders’ equity:

Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued	—	—

Common stock, $.01 par value. Authorized 20,000,000 shares; issued 10,233,238 shares and outstanding 9,260,286 shares at June 30, 2001; issued 10,108,929 shares and outstanding 9,135,977 shares at December 31, 2000	93,000	91,000

Additional paid-in capital	25,429,000	25,003,000

Retained earnings	42,843,000	39,625,000

	68,365,000	64,719,000

Less note receivable from stockholder/former officer	624,000	624,000

Total stockholders’ equity	67,741,000	64,095,000

	$79,946,000	77,712,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three-month period ended
	June 30,

	2001	2000

Net sales	$21,586,000	28,940,000

Cost of sales	11,989,000	15,189,000

Gross profit	9,597,000	13,751,000

Selling, general and administrative expenses	8,248,000	9,712,000

Earnings from operations	1,349,000	4,039,000

Other expense (income):

Interest, net	(34,000)	74,000

Other	15,000	50,000

Earnings before income tax expense	1,368,000	3,915,000

Income tax expense	637,000	1,683,000

Net earnings	$731,000	2,232,000

Net earnings per share:

Basic	$0.08	0.25

Diluted	0.08	0.24

Weighted-average shares:

Basic	9,214,000	9,083,000

Diluted	9,492,000	9,421,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Six-month period ended
	June 30,

	2001	2000

Net sales	$56,497,000	70,863,000

Cost of sales	31,166,000	37,686,000

Gross profit	25,331,000	33,177,000

Selling, general and administrative expenses	19,901,000	21,074,000

Earnings from operations	5,430,000	12,103,000

Other expense (income):

Interest, net	(114,000)	275,000

Other	(187,000)	221,000

Earnings before income tax expense	5,731,000	11,607,000

Income tax expense	2,513,000	4,991,000

Net earnings	$3,218,000	6,616,000

Net earnings per share:

Basic	$0.35	0.73

Diluted	0.34	0.71

Weighted-average shares:

Basic	9,197,000	9,077,000

Diluted	9,604,000	9,302,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-month period ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net earnings	$3,218,000	6,616,000

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	1,745,000	1,415,000

Provision for doubtful accounts	1,281,000	803,000

Gain on sale of Heirlooms subsidiary	(185,000)	—

Loss on disposal of assets	10,000	56,000

Non-cash stock compensation	170,000	78,000

Changes in assets and liabilities (net of effects of disposition of Heirlooms subsidiary):

(Increase) decrease in:

Trade accounts receivable	5,518,000	(1,999,000)

Inventories	3,948,000	5,815,000

Prepaid expenses and other current assets	(91,000)	748,000

Refundable income taxes	(29,000)	1,624,000

Other assets	(151,000)	(535,000)

Increase in:

Trade accounts payable	(218,000)	(1,076,000)

Accrued expenses	(170,000)	493,000

Income taxes payable	—	743,000

Net cash provided by operating activities	15,046,000	14,781,000

Cash flows from investing activities:

Cash paid for extension of Teva purchase option	(1,566,000)	—

Net proceeds from sale of Heirlooms subsidiary	599,000	—

Purchase of property and equipment	(1,184,000)	(673,000)

Proceeds from sale of property and equipment	18,000	19,000

Net cash used in investing activities	(2,133,000)	(654,000)

(Continued)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)

	Six-month period ended
	June 30,

	2001	2000

Cash flows from financing activities:

Net repayments on line of credit	—	(5,883,000)

Repayments of long-term debt	(196,000)	(30,000)

Cash received from issuances of common stock	258,000	38,000

Net cash provided by (used in) financing activities	62,000	(5,875,000)

Net increase in cash	12,975,000	8,252,000

Cash and cash equivalents at beginning of period	9,057,000	1,633,000

Cash and cash equivalents at end of period	$22,032,000	9,885,000

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$65,000	280,000

Income taxes	3,235,000	3,241,000

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K.

(2)	Earnings per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three and six-month periods ended June 30, 2001 and 2000, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

The reconciliations of basic to diluted weighted-average shares are as follows for the three and six-month periods ended June 30, 2001 and 2000:

	Three-month period ended
	June 30,

	2001	2000

Net earnings	$731,000	2,232,000

Weighted-average shares used in basic computation	9,214,000	9,083,000

Dilutive stock options	278,000	338,000

Weighted-average shares used for diluted computation	9,492,000	9,421,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	Earnings per Share (Continued)

	Six-month period ended
	June 30,

	2001	2000

Net earnings	$3,218,000	6,616,000

Weighted-average shares used in basic computation	9,197,000	9,077,000

Dilutive stock options	407,000	225,000

Weighted-average shares used for diluted computation	9,604,000	9,302,000

Options to purchase 550,750 shares of common stock at prices ranging from $3.75 to $9.88 were outstanding during the three months ended June 30, 2001 and options to purchase 267,000 shares of common stock at prices ranging from $5.50 to $13.75 were outstanding during the three months ended June 30, 2000, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock during the period and, therefore, were antidilutive.

Options to purchase 282,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the six months ended June 30, 2001 and options to purchase 642,000 shares of common stock at prices ranging from $3.03 to $13.75 were outstanding during the six months ended June 30, 2000, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock during the period and, therefore, were antidilutive.

(3)	Inventories

Inventories are summarized as follows:

	June 30,	December 31,
	2001	2000

Finished goods	$12,465,000	16,968,000

Work in process	—	48,000

Raw materials	—	130,000

Total inventories, net	$12,465,000	17,146,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4)	Credit Facility

The Company has a credit facility (“the Facility”) which provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. Borrowings bear interest at the lender’s prime rate (6.75% at June 30, 2001) or, at the Company’s election, an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the Facility, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. At June 30, 2001, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $3,634,000. The agreement underlying the credit facility includes a tangible net worth covenant. At June 30, 2001, the Company was in compliance with such covenant and the terms of the agreement. The Company had credit availability under the Facility of $8,982,000 at June 30, 2001.

(5)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended June 30, 2001, the Company had income tax expense of $637,000, representing an effective income tax rate of 46.6%. For the three months ended June 30, 2000, the Company had income tax expense of $1,683,000, representing an effective income tax rate of 43.0%. For the six months ended June 30, 2001, the Company had income tax expense of $2,513,000, representing an effective income tax rate of 43.8%. For the six months ended June 30, 2000, the Company had income tax expense of $4,991,000, representing an effective income tax rate of 43.0%.

(6)	New Accounting Pronouncements

The Company adopted Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs, effective October 1, 2000. EITF 00-10 established new guidelines for the classification of shipping and handling costs billed to and collected from customers. Pursuant to EITF 00-10, amounts billed for shipping and handling costs are recorded as a component of net sales. Related costs paid to third-party shippers are recorded as a cost of goods sold. Management has retroactively reclassified these amounts from selling, general and administrative expenses to net sales and cost of goods sold. Approximately $493,000 of shipping cost reimbursements have been reclassified as an addition to net sales for the three month period ended June 30, 2000 and approximately $411,000 of shipping costs incurred were reclassified as additions to cost of goods sold. For the six month period ended June 30, 2000, approximately $950,000 of shipping cost reimbursements have been reclassified as an addition to net sales and approximately $824,000 of shipping costs incurred were reclassified as additions to cost of goods sold.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	New Accounting Pronouncements (Continued)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Accounting for Goodwill and Other Intangibles. SFAS 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings, but instead be reviewed periodically for potential impairment. In general, SFAS 142 becomes effective for the Company beginning January 1, 2002. At June 30, 2001, the Company has goodwill, net of accumulated amortization, of approximately $17 million which resulted primarily from the acquisitions of Ugg and Simple. While the Company does have goodwill that will be impacted by the implementation of this Statement, the Company is currently evaluating the requirements of this Statement and has not yet determined the impact on the Company’s consolidated financial statements that may result from its implementation.

(7)	Business Segments

The Company evaluates performance based on net sales and earnings or loss from operations. The Company’s reportable segments are strategic business units which are responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing and sales strategies.

Net sales and operating income (loss) by business segment for the three and six month periods ended June 30, 2001 and 2000 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net sales to external customers:

Teva	$19,173,000	24,510,000	49,210,000	59,660,000

Simple	2,234,000	3,516,000	6,465,000	8,979,000

Ugg	179,000	262,000	770,000	787,000

Other	—	652,000	52,000	1,437,000

	$21,586,000	28,940,000	56,497,000	70,863,000

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Earnings (loss) from operations:

Teva	$2,139,000	4,421,000	6,708,000	11,632,000

Simple	(274,000)	(34,000)	(494,000)	868,000

Ugg	(516,000)	(385,000)	(790,000)	(584,000)

Other	—	37,000	6,000	187,000

	$1,349,000	4,039,000	5,430,000	12,103,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Business Segments (Continued)

The earnings from operations of each segment includes an allocation of corporate overhead costs to the business segments, based on the ratio of each segment’s net sales to total net sales.

Business segment asset information as of June 30, 2001 and December 31, 2000 is summarized as follows:

	June 30,	December 31,
	2001	2000

Total assets for reportable segments:

Teva	$27,180,000	25,682,000

Simple	9,725,000	10,684,000

Ugg	20,029,000	25,668,000

Other	—	1,835,000

	$56,934,000	63,869,000

Reconciliation of total assets from reportable segments to the condensed consolidated balance sheets at June 30, 2001 and December 31, 2000 are as follows:

	June 30,	December 31,
	2001	2000

Total assets for reportable segments	$56,934,000	63,869,000

Elimination of intersegment payables	326,000	84,000

Unallocated refundable income taxes and deferred tax assets	2,515,000	2,486,000

Other unallocated corporate assets	20,171,000	11,273,000

Consolidated total assets	$79,946,000	77,712,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Contingencies

An action was brought against the Company in 1995 by Molly Strong-Butts and Yeti by Molly, Ltd. (collectively, “Molly”) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets from Molly regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained in district court against the Company in March 1999 aggregating $1,785,000, plus interest, for the two plaintiffs. As of June 30, 2001, the Company has accrued $620,000 for this potential loss based on advice from counsel at that time.

On August 8, 2001, the court of appeals affirmed the district court’s decision. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. The Company is currently evaluating these developments, including the Company’s potential legal options and the potential insurance coverage on this matter, and has not yet determined their potential impact on the Company’s financial statements.

The Company is currently involved in various other legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity, the potential impact of certain litigation and the impact of seasonality on the Company’s operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying “Outlook” section of this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net sales decreased by $7,354,000, or 25.4%, to $21,586,000 from the comparable three months ended June 30, 2000 of $28,940,000. The decrease is largely attributed to the softening economy, the weakened retail environment and this season’s colder weather in the Company’s key markets, as well as the $750,000 reduction in sales to Track ‘n Trail, one of the Company’s largest customers, which filed for bankruptcy earlier this year. In addition, in January 2001, the Company sold its interest in Heirlooms, Inc., the distributor of Picante brand apparel, and approximately $652,000 of the quarterly net sales decline is due to the exclusion of net sales resulting from the sale of this brand. Sales of the Teva brand decreased 21.8% to $19,173,000 for the three months ended June 30, 2001 from $24,510,000 for the three months ended June 30, 2000 and represented 88.8% and 84.7% of net sales in the three months ended June 30, 2001 and 2000, respectively. Net sales of footwear under the Simple product line decreased 36.4% to $2,234,000 from $3,516,000 for the comparable three months ended June 30, 2000. Net sales of Ugg footwear decreased 31.6% to $179,000 for the three months ended June 30, 2001, compared to net sales of $262,000 for the three months ended June 30, 2000. Due to the highly seasonal nature of Ugg’s business, the second quarter is generally a low volume quarter for Ugg sales. Overall, international sales for all of the Company’s products decreased 3.4% for the quarter to $2,821,000 from $2,920,000, representing 13.1% of net sales in 2001 and 10.1% in 2000. The volume of footwear sold decreased 11.8% to 960,000 pairs during the three months ended June 30, 2001 from 1,089,000 pairs during the three months ended June 30, 2000, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the three months ended June 30, 2001 for all brands combined decreased 13.0% to $22.05 from $25.33 for the three months ended June 30, 2000. The decrease was primarily due to an increase in the volume of closeout sales during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. In addition, the Company experienced a change in sales mix away from higher priced styles, including the leather casuals, toward styles with lower average selling prices, including thongs and several newly introduced styles at lower price points.

Cost of sales decreased by $3,200,000 or 21.1%, to $11,989,000 for the three months ended June 30, 2001, compared with $15,189,000 for the three months ended June 30, 2000 and increased as a percentage of net sales to 55.5% from 52.5%. Gross profit decreased by $4,154,000, or 30.2%, to $9,597,000 for the three months ended June 30, 2001 from $13,751,000 for the three months ended June 30, 2000 and decreased as a percentage of net sales to 44.5% from 47.5%. The decrease in gross margin was primarily due to an increased impact of closeout sales during the quarter.

The Company carries its inventories at the lower of cost or market, using a reserve for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

estimated net realizable values of its inventories. For the three months ended June 30, 2001, the Company had a net decrease to the reserve for inventory obsolescence of approximately $200,000 primarily due to the sale of domestic inventory of Teva and Simple product for which a reserve had previously been recorded, as well as the sale of the Company’s remaining Canadian inventory, for which a reserve had also previously been recorded, in connection with the Company’s transition to a distributor in the Canadian market. For the three months ended June 30, 2000, the Company had a net addition to the inventory obsolescence reserve of approximately $183,000 as the Company recorded inventory write-downs for its Canadian Teva and Simple inventories in connection with the planned shift to a distributor for that territory.

Selling, general and administrative expenses decreased by $1,464,000, or 15.1%, to $8,248,000 for the three months ended June 30, 2001, compared with the three months ended June 30, 2000 of $9,712,000, and increased as a percentage of net sales to 38.2% in 2001 from 33.6% in 2000. The decrease in selling, general and administrative expenses was primarily due to reduced commissions and royalties on the lower sales, as well as decreased bad debts, marketing and payroll costs. Despite these decreases in dollar amounts, the selling, general and administrative expenses as a percentage of sales increased for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 as certain operating costs are fixed and did not decrease in proportion to the decrease in consolidated net sales.

Earnings from operations for the Teva brand were $2,139,000 for the three months ended June 30, 2001 compared to $4,421,000 for the three months ended June 30, 2000. The decrease is largely due to the decrease in sales and the decreased gross margin resulting from the increased impact of closeout sales during the quarter. The Simple brand experienced an increase in its loss from operations to $274,000 for the three months ended June 30, 2001 compared to a loss of $34,000 for the three months ended June 30, 2000 primarily as a result of the decrease in sales. The Ugg brand experienced a loss from operations of $516,000 for the three months ended June 30, 2001 compared to a loss from operations of $385,000 for the three months ended June 30, 2000 largely due to increased bad debt expense and the decrease in sales. Additionally, earnings from operations for all segments decreased versus that experienced in the year ago period as certain costs are fixed and did not decrease in proportion to the decrease in consolidated net sales.

Net interest income was $34,000 for the three months ended June 30, 2001 compared with net interest expense of $74,000 for the three months ended June 30, 2000, primarily due to the Company’s significantly improved cash position over the prior period.

For the three months ended June 30, 2001 the Company had income tax expense of $637,000, representing an effective income tax rate of 46.6%. For the three months ended June 30, 2000, the Company had income tax expense of $1,683,000, representing an effective income tax rate of 43.0%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

The Company had net earnings of $731,000, or $0.08 per share — diluted, for the three months ended June 30, 2001 versus net earnings of $2,232,000, or $0.24 per share — diluted, for the three months ended June 30, 2000 due to the reasons discussed above.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net sales decreased by $14,366,000, or 20.3%, to $56,497,000 from the comparable six months ended June 30, 2000 of $70,863,000. The decrease is largely attributable to the weakness in the domestic

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

economy, the softness in the retail environment, the colder weather this season in the Company’s key markets, sales declines in the overseas markets, particularly in Europe, and the $1.6 million reduction in sales to Track ‘n Trail, one of the Company’s largest customers, which filed for bankruptcy in April 2001. In addition, in January 2001, the Company sold its interest in Heirlooms, Inc., the distributor of Picante brand apparel, and approximately $1,385,000 of the decrease in sales is due to the exclusion of sales resulting from to the Company’s sale of this brand. Sales of the Teva brand decreased 17.5% to $49,210,000 for the six months ended June 30, 2001 from $59,660,000 for the six months ended June 30, 2000 and represented 87.1% and 84.2% of net sales in the six months ended June 30, 2001 and 2000, respectively. Net sales of footwear under the Simple product line decreased 28.0% to $6,465,000 from $8,979,000 for the comparable six months ended June 30, 2000. Net sales of Ugg footwear decreased 2.1% to $770,000 for the six months ended June 30, 2001, compared to net sales of $787,000 for the six months ended June 30, 2000. Due to the highly seasonal nature of Ugg’s business, the first six months of the year is generally a low volume period for Ugg sales. Overall, international sales for all of the Company’s products decreased 18.6% to $16,363,000 for the six months ended June 30, 2001 compared to $20,099,000 for the year ago period, representing 29.0% of net sales in 2001 and 28.4% in 2000. The volume of footwear sold decreased 8.9% to 2,533,000 pairs during the six months ended June 30, 2001 from 2,780,000 pairs during the six months ended June 30, 2000, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the six months ended June 30, 2001 for all brands combined decreased 9.9% to $21.95 from $24.36 for the six months ended June 30, 2000. The decrease was primarily due to an increase in the volume of closeout sales during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. In addition, the Company experienced a change in sales mix away from certain higher priced styles, including the leather casuals, and toward styles with lower average selling prices, including thongs and several newly introduced styles at lower price points.

Cost of sales decreased by $6,520,000 or 17.3%, to $31,166,000 for the six months ended June 30, 2001, compared with $37,686,000 for the six months ended June 30, 2000 and increased as a percentage of net sales to 55.2% from 53.2%. Gross profit decreased by $7,846,000, or 23.6%, to $25,331,000 for the six months ended June 30, 2001 from $33,177,000 for the six months ended June 30, 2000 and decreased as a percentage of net sales to 44.8% from 46.8%. The decrease in gross margin was primarily due to an increased impact of closeout sales during the current period.

The Company carries its inventories at the lower of cost or market, using a reserve for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the six months ended June 30, 2001, the Company had a net decrease to the reserve for inventory obsolescence of approximately $265,000 primarily due to the sale of domestic inventory of Teva and Simple product for which a reserve had previously been recorded, as well as the sale of the Company’s remaining Canadian inventory, for which a reserve had also previously been recorded, in connection with the Company’s transition to a distributor in the Canadian market. Also, the elimination of approximately $36,000 of reserve occurred in connection with the Company’s sale of its Heirlooms subsidiary during the current year. For the six months ended June 30, 2000, the Company had a net addition to the inventory obsolescence reserve of approximately $401,000 as the Company recorded inventory write-downs for its domestic Teva footwear inventory, write-downs for its Teva apparel inventory in connection with the Company’s exit from the Teva apparel business in 2000 and write-downs of Canadian Teva and Simple inventory in connection with the planned shift to a distributor for that territory.

Selling, general and administrative expenses decreased by $1,173,000, or 5.6%, to $19,901,000 for the six months ended June 30, 2001, compared with the six months ended June 30, 2000 of $21,074,000, and

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

increased as a percentage of net sales to 35.2% in 2001 from 29.7% in 2000. The decrease in selling, general and administrative expenses was primarily due to lower commissions and royalties on the lower sales and decreased payroll and marketing costs, partially offset by an increase in bad debt expense resulting from the bankruptcy of Track ‘n Trail, one of the Company’s largest customers. Despite these decreases in dollar amounts, the selling, general and administrative expenses as a percentage of net sales increased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 as certain operating costs are fixed and did not decrease in proportion to the decrease in consolidated net sales.

Earnings from operations for the Teva brand were $6,708,000 for the six months ended June 30, 2001 compared to $11,632,000 for the six months ended June 30, 2000. The decrease is largely due to the decrease in sales, decreased gross margin resulting from the increased impact of closeout sales and the bad debt write-off for Track ‘n Trail. The Simple brand experienced a loss from operations of $494,000 for the six months ended June 30, 2001 compared to earnings from operations of $868,000 for the six months ended June 30, 2000 as a result of the decrease in sales, the increased impact of closeout sales during the period, lower gross margins on certain newly introduced styles, increased marketing costs and the bad debt write-off for Track ‘n Trail. The Ugg brand experienced a loss from operations of $790,000 for the six months ended June 30, 2001 compared to a loss from operations of $584,000 for the six months ended June 30, 2000 largely due to the bad debt write-off for Track ‘n Trail. Additionally, the earnings from operations for all segments decreased versus that experienced in the year ago period as certain costs are fixed and did not decrease in proportion to the decrease in consolidated net sales.

Net interest income was $114,000 for the six months ended June 30, 2001 compared with net interest expense of $275,000 for the six months ended June 30, 2000, primarily due to the Company’s significantly improved cash position during the current period.

For the six months ended June 30, 2001 the Company had income tax expense of $2,513,000, representing an effective income tax rate of 43.8%. For the six months ended June 30, 2000, the Company had income tax expense of $4,991,000, representing an effective income tax rate of 43.0%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

The Company had net earnings of $3,218,000, or $0.34 per share — diluted, for the six months ended June 30, 2001 versus net earnings of $6,616,000, or $0.71 per share — diluted, for the six months ended June 30, 2000 due to the reasons discussed above.

Outlook

This “Outlook” section, the last paragraph under “Liquidity and Capital Resources,” the discussion under “Seasonality” and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity, the potential impact of certain litigation, and the impact of seasonality on the Company’s operations. These forward-looking statements are based on the Company’s expectations as of today, August 9, 2001. No one should assume that any forward-looking statement made by the Company will remain consistent with the company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All of the forward-looking statements are based on management’s current expectations and are inherently uncertain. Actual results may differ materially for a variety of reasons,

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

including the reasons discussed below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Sales and Earnings per Share Expectations

As a result of the Track ‘n Trail bankruptcy, a slowdown in international business, the continuing weakness in the domestic economy, and cooler spring and summer weather conditions in the Company’s key markets, the Company currently expects that net sales for the fiscal year ending December 31, 2001 will range from $95 million to $100 million and diluted earnings per share will range from $0.40 to $0.45, excluding the potential impact of the Molly litigation. For the third quarter ending September 30, 2001, the Company currently expects sales to range from $15 million to $17 million and diluted loss per share to range between $0.09 and $0.10, excluding the potential impact of the Molly litigation.

For the year ending December 31, 2001, the Company currently expects net sales of its Teva brand to range from $67 million to $69 million, sales of its Simple brand to range from $12 million to $14 million and sales of its Ugg brand to range from $16 million to $17 million.

The foregoing forward-looking statements represent the Company’s current analysis of trends and information. Actual results could vary as a result of numerous factors. For example, the Company’s results are directly dependent on consumer preferences, which are difficult to assess and can shift rapidly. Any shift in consumer preferences away from one or more of the Company’s product lines could result in lower sales as well as increases in obsolete inventory and the necessity of selling products at significantly reduced selling prices, all of which would adversely affect the Company’s results of operations, financial condition and cash flows. The Company is also dependent on its customers continuing to carry and promote its various lines. The Company’s sales can be adversely impacted by the ability of the Company’s suppliers to manufacture and deliver products in time for the Company to meet its customers’ orders.

Sales of the Company’s products, particularly those under the Teva and Ugg lines, are very sensitive to weather conditions. Cooler conditions during the spring and summer could adversely impact demand for the Company’s Teva line. Likewise, unseasonably warm weather during the fall and winter months could adversely impact demand for the Company’s Ugg product line.

The Company’s offices and distribution center are located in the state of California, which has experienced, and is expected to continue to experience, rolling electrical power outages. Depending on the timing, length and frequency of the outages, the Company may be unable to ship products in a timely manner, which could negatively impact the Company’s net sales.

In addition, the Company’s results of operations, financial condition and cash flows are subject to risks and uncertainties with respect to the following: overall economic and market conditions; competition; demographic changes; the loss of significant customers or suppliers; the performance and reliability of the Company’s products; customer service; the Company’s ability to secure and maintain intellectual property rights; the Company’s ability to secure and maintain adequate financing; the Company’s ability to forecast and subsequently achieve those forecasts; its ability to attract and retain key employees; and the general risks associated with doing international business including foreign exchange risks, duties, quotas and political instability.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility (the “Facility”). At June 30, 2001, working capital was $42,471,000, including $22,032,000 of cash and cash equivalents. Cash provided by operating activities aggregated $15,046,000 for the six months ended June 30, 2001. Trade accounts receivable decreased 30.7% from December 31, 2000 and inventories decreased 27.3% since December 31, 2000 primarily as a result of normal seasonality.

The Facility provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. Borrowings bear interest at the lender’s prime rate (6.75% at June 30, 2001) or, at the Company’s election, an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company and expires January 21, 2002. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. The agreement underlying the Facility includes a tangible net worth covenant. At June 30, 2001, the Company was in compliance with the terms and covenants of the agreement. On June 30, 2001, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $3,634,000. The Company had credit availability under the Facility of $8,982,000 at June 30, 2001.

Capital expenditures totaled $1,184,000 for the six months ended June 30, 2001. The Company’s capital expenditures related primarily to costs incurred in connection with the Company’s implementation of a new ERP computer system, which is expected to be placed into service later this year. The Company currently has no material future commitments for capital expenditures.

The Company’s Board of Directors has authorized the repurchase of 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company’s cash availability. No shares were repurchased during the six months ended June 30, 2001. At June 30, 2001, 1,227,000 shares remained available for repurchase under the program.

In 1999, the Company received an option to buy Teva and virtually all of its assets, including all worldwide rights to all Teva products. The Company’s original option was exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. On January 22, 2001, the Company amended its option agreement, extending the first option window for two additional years. As a result, the first option window now expires December 31, 2003. The Company paid Mr. Thatcher $1.6 million in March 2001 as consideration for this extension. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. For the first option period, the option price is for an amount equal to the greater of (i) $61.6 million or (ii) 75% of the largest calendar year revenues since January 1, 2000 for the Teva brand, plus $1.6 million. In addition, the Company would issue to Mr. Thatcher 100,000 shares of common stock and options to purchase 100,000 shares of common stock. The purchase price for the second option period, January 1, 2006 to December 31, 2008, is equal to 110% of the annual average of the aggregate net sales for all Teva products for the two calendar years since January 1, 2000 with the highest aggregate sales. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company’s earnings before interest, taxes, depreciation and amortization. The exercise of either option will require a

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

significant amount of additional financing. There are no assurances that the additional financing will be available.

The Company believes that internally generated funds, the available borrowings under its existing credit facility, and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements (excluding the possible acquisition of Teva). However, risks and uncertainties which could impact the Company’s ability to maintain its cash position include the Company’s growth rate, its ability to collect its receivables in a timely manner, the Company’s ability to effectively manage its inventory, and the volume of letters of credit used to purchase product, among others.

Seasonality

Financial results for the outdoor and footwear industries are generally seasonal. Sales of each of the Company’s different lines have historically been higher in different seasons, with the highest percentage of Teva sales occurring in the first and second quarter of each year and the highest percentage of Ugg sales occurring in the fourth quarter, while the quarter with the highest percentage of annual sales for Simple has varied from year to year.

Historically, the Company’s sales have been greater in the first and second quarters, Teva’s strong selling season, than in the third and fourth quarters. However, for 2001, the Company expects net sales in the fourth quarter to be greater than net sales for the second quarter. This change in seasonality is expected to occur as a result of the decrease in Teva second quarter sales in 2001 combined with the anticipated strength in Ugg sales in the fourth quarter of 2001. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company’s customers continuing to carry and promote its various product lines, among other risks and uncertainties.

Other

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

Recently Issued Pronouncements

For a discussion of recently issued pronouncements, see Note 6 to the Condensed Consolidated Financial Statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

The Company does not invest, and during the six months ended June 30, 2001, did not invest, in market risk sensitive instruments.

Market Risk

The Company’s market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States and changes in the Eurodollar rate. The Company’s credit facility (the “Facility”) provides for interest on outstanding borrowings at prime rate, or at the Company’s election at an adjusted Eurodollar rate plus 2%. At June 30, 2001, the Company had no outstanding borrowings under the Facility.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

An action was brought against the Company in 1995 by Molly Strong-Butts and Yeti by Molly, Ltd. (collectively, “Molly”) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets from Molly regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained in district court against the Company in March 1999 aggregating $1,785,000, plus interest, for the two plaintiffs. As of June 30, 2001, the Company has accrued $620,000 for this potential loss based on advice from counsel at that time.

On August 8, 2001, the court of appeals affirmed the district court’s decision. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. The Company is currently evaluating these developments, including the Company’s potential legal options and the potential insurance coverage on this matter, and has not yet determined their potential impact on the Company’s financial statements.

Item 2. Changes in Securities. Not applicable

Item 3. Defaults upon Senior Securities. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

On May 23, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, Rex A. Licklider was re-elected as a Class II director until the Annual Meeting of Stockholders to be held in 2004, until such director’s successor has been duly elected and qualified or until such director has otherwise ceased to serve as a director. 7,292,524 votes were cast in favor and 1,142,747 votes were withheld. There were no broker non-votes.

The stockholders also ratified the approval of an amendment to the Company’s 1993 Employee Stock Incentive Plan (“1993 Plan”) to (a) increase the number of shares reserved for issuance thereunder by 1,000,000 shares to an aggregate of 3,000,000 shares, of which 2,800,000 may be issued pursuant to incentive stock options and (b) extend the duration of the 1993 Plan for an additional three years. 4,795,220 votes were cast in favor of the ratification; 865,460 votes were voted against; 3,239 abstained; and there were 2,771,352 broker non-votes.

Lastly, the stockholders ratified the selection of KPMG LLP as the Company’s independent auditors. 7,928,944 votes were cast in favor of the ratification; 503,117 were voted against; and 3,210 abstained. There were no broker non-votes.

Item 5. Other Information. Not applicable

Item 6. Exhibits and Reports on Form 8-K. Not applicable

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: August 9, 2001	/s/ M. Scott Ash M. Scott Ash, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)