Form 10-Q
period 2001-09-30
DECKERS OUTDOOR CORP
filed 2001-11-08
CIK 910521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2001

Common stock, $.01 par value	9,302,106

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30,	December 31,
	2001	2000

Current assets:
Cash and cash equivalents	$24,165,000	9,057,000
Trade accounts receivable, less allowance for doubtful accounts of $3,251,000 and $2,144,000 as of September 30, 2001 and December 31, 2000, respectively	12,414,000	23,143,000
Inventories	11,775,000	17,146,000
Prepaid expenses and other current assets	1,135,000	1,541,000
Refundable and deferred tax assets	4,095,000	2,763,000

Total current assets	53,584,000	53,650,000
Property and equipment, at cost, net	3,726,000	2,998,000
Intangible assets, less accumulated amortization	20,462,000	20,471,000
Other assets, net	732,000	593,000

	$78,504,000	77,712,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt	$356,000	1,046,000
Trade accounts payable	6,423,000	8,020,000
Accrued expenses	5,859,000	4,102,000

Total current liabilities	12,638,000	13,168,000

Long-term debt, less current installments	196,000	449,000
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 10,275,058 shares and outstanding 9,302,106 shares at September 30, 2001; issued 10,108,929 shares and outstanding 9,135,977 shares at December 31, 2000	93,000	91,000
Additional paid-in capital	25,537,000	25,003,000
Retained earnings	40,745,000	39,625,000
Accumulated other comprehensive loss	(81,000)	—

	66,294,000	64,719,000
Less note receivable from stockholder/former officer	624,000	624,000

Total stockholders’ equity	65,670,000	64,095,000

	$78,504,000	77,712,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-month period ended
	September 30,

	2001	2000

Net sales	$14,023,000	19,190,000
Cost of sales	9,275,000	12,005,000

Gross profit	4,748,000	7,185,000

Selling, general and administrative expenses	6,165,000	8,035,000
Litigation costs	2,180,000	—

Loss from operations	(3,597,000)	(850,000)
Other income (expense):
Interest, net	140,000	153,000
Other	(11,000)	4,000

Loss before income tax benefit	(3,468,000)	(693,000)
Income tax benefit	(1,370,000)	(298,000)

Net loss	$(2,098,000)	(395,000)

Net loss per share:
Basic and diluted	$(0.23)	(0.04)

Weighted-average shares:
Basic and diluted	9,286,000	9,099,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Nine-month period ended
	September 30,

	2001	2000

Net sales	$70,520,000	90,053,000
Cost of sales	40,441,000	49,691,000

Gross profit	30,079,000	40,362,000

Selling, general and administrative expenses	26,066,000	29,109,000
Litigation costs	2,180,000	—

Earnings from operations	1,833,000	11,253,000
Other income (expense):
Interest, net	254,000	(122,000)
Other	176,000	(217,000)

Earnings before income tax expense	2,263,000	10,914,000
Income tax expense	1,143,000	4,693,000

Net earnings	$1,120,000	6,221,000

Net earnings per share:
Basic	$0.12	0.68
Diluted	0.12	0.66

Weighted-average shares:
Basic	9,226,000	9,084,000
Diluted	9,620,000	9,482,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-month period ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net earnings	$1,120,000	6,221,000

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,674,000	2,165,000
Provision for doubtful accounts	1,197,000	1,341,000
Gain on sale of Heirlooms subsidiary	(185,000)	—
Loss on disposal of assets	10,000	55,000
Non-cash stock compensation	178,000	78,000
Changes in assets and liabilities (net of effects of disposition of Heirlooms subsidiary):
(Increase) decrease in:
Trade accounts receivable	9,226,000	6,630,000
Inventories	4,638,000	3,473,000
Prepaid expenses and other current assets	(35,000)	853,000
Refundable income taxes	(1,417,000)	517,000
Other assets	271,000	(533,000)
Increase (decrease) in:
Trade accounts payable	(1,541,000)	(1,032,000)
Accrued expenses	1,804,000	71,000

Net cash provided by operating activities	17,940,000	19,839,000

Cash flows from investing activities:
Cash paid for extension of Teva purchase option	(1,566,000)	—
Net proceeds from sale of Heirlooms subsidiary	599,000	—
Purchase of property and equipment	(1,942,000)	(1,714,000)
Proceeds from sale of property and equipment	18,000	19,000

Net cash used in investing activities	(2,891,000)	(1,695,000)

(Continued)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)

	Nine-month period ended
	September 30,

	2001	2000

Cash flows from financing activities:
Net repayments on line of credit	—	(4,843,000)
Repayments on long-term debt	(299,000)	—
Cash received from issuances of common stock	358,000	104,000

Net cash provided by (used in) financing activities	59,000	(4,739,000)

Net increase in cash and cash equivalents	15,108,000	13,405,000

Cash and cash equivalents at beginning of period	9,057,000	1,633,000

Cash and cash equivalents at end of period	$24,165,000	15,038,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$91,000	320,000
Income taxes	3,273,000	4,782,000

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

(2)	Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity. Accumulated other comprehensive loss of $81,000 as of September 30, 2001, consisted entirely of unrealized losses on foreign currency hedging derivatives. Except for net income (loss) and unrealized losses on foreign currency hedging derivatives, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss) as defined under SFAS No. 130.

Comprehensive income (loss) is determined as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$(2,098,000)	(395,000)	1,120,000	6,221,000
Unrealized losses on foreign currency hedging	(81,000)	—	(81,000)	—

Total comprehensive income (loss)	$(2,179,000)	(395,000)	1,039,000	6,221,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Earnings (Loss) per Share

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three-month periods ended September 30, 2001 and 2000, the Company had a net loss and accordingly, the inclusion of stock options would be anti-dilutive. As a result, the impact of stock options was not included in the computations for these periods and the resulting weighted-average number of shares used in the basic computation and the diluted computation are the same. For the nine-month periods ended September 30, 2001 and 2000, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

The reconciliations of basic to diluted weighted-average shares are as follows for the nine-month periods ended September 30, 2001 and 2000:

	Nine-month period ended
	September 30,

	2001	2000

Net earnings	$1,120,000	6,221,000

Weighted-average shares used in basic computation	9,226,000	9,084,000
Dilutive stock options	394,000	398,000

Weighted-average shares used for diluted computation	9,620,000	9,482,000

Options to purchase 1,320,0000 shares of common stock at prices ranging from $1.56 to $9.88 were outstanding during the three months ended September 30, 2001 and options to purchase 1,284,000 shares of common stock at prices ranging from $1.56 to $13.75 were outstanding during the three months ended September 30, 2000, but were not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company incurred a net loss.

Options to purchase 282,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the nine months ended September 30, 2001 and options to purchase 267,000 shares of common stock at prices ranging from $5.50 to $13.75 were outstanding during the nine months ended September 30, 2000, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock during the period and, therefore, were anti-dilutive.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4)	Inventories

Inventories are summarized as follows:

	September 30,	December 31,
	2001	2000

Finished goods	$11,775,000	16,968,000
Work in process	—	48,000
Raw materials	—	130,000

Total inventories, net	$11,775,000	17,146,000

(5)	Credit Facility

The Company has a credit facility (“the Facility”) which provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. Borrowings bear interest at the lender’s prime rate (6.0% at September 30, 2001) or, at the Company’s election, an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company. Additionally, under the terms of the Facility, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. At September 30, 2001, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $2,731,000. The agreement underlying the credit facility includes a tangible net worth covenant. At September 30, 2001, the Company was in compliance with such covenant and the terms of the agreement. The Company had credit availability under the Facility of $12,521,000 at September 30, 2001. The Facility expires January 21, 2002 and the Company is currently in discussions regarding replacement of the Facility with a new credit facility.

(6)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended September 30, 2001, the Company had income tax benefit of $1,370,000, representing an effective income tax rate of 39.5%. For the three months ended September 30, 2000, the Company had income tax benefit of $298,000, representing an effective income tax rate of 43.0%. For the nine months ended September 30, 2001, the Company had income tax expense of $1,143,000, representing an effective income tax rate of 50.5%. For the nine months ended September 30, 2000, the Company had income tax expense of $4,693,000, representing an effective income tax rate of 43.0%.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	New Accounting Pronouncements

The Company adopted Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs, effective October 1, 2000. EITF 00-10 established new guidelines for the classification of shipping and handling costs billed to and collected from customers. Pursuant to EITF 00-10, amounts billed for shipping and handling costs are recorded as a component of net sales. Related costs paid to third-party shippers are recorded as a cost of goods sold. Management has retroactively reclassified these amounts from selling, general and administrative expenses to net sales and cost of goods sold. Approximately $167,000 of shipping cost reimbursements have been reclassified as an addition to net sales for the three- month period ended September 30, 2000 and approximately $168,000 of shipping costs incurred were reclassified as additions to cost of goods sold. For the nine-month period ended September 30, 2000, approximately $1,117,000 of shipping cost reimbursements have been reclassified as an addition to net sales and approximately $992,000 of shipping costs incurred were reclassified as additions to cost of goods sold.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Accounting for Goodwill and Other Intangibles. SFAS 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings, but instead be reviewed periodically for potential impairment. In general, SFAS 142 becomes effective for the Company beginning January 1, 2002. At September 30, 2001, the Company has goodwill, net of accumulated amortization, of approximately $16.8 million, which resulted primarily from the acquisitions of Ugg and Simple. Goodwill amortization was $202,000 and $607,000 for the three and nine-month periods ended September 30, 2001. The Company is currently evaluating the requirements of this Statement and has not yet determined the impact on the Company’s consolidated financial statements that may result from its implementation.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS 144 will not have a material impact on its financial position or results from operations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Derivatives

The Company uses foreign currency forward contracts to hedge the foreign currency exposure associated with a portion of its forecasted transactions in foreign currency. These forward contracts are designated as foreign currency cash flow hedges and are recorded at fair value in the accompanying balance sheet. The effective portion of gains and losses resulting from recording forward contracts at fair value are deferred in accumulated other comprehensive income (loss) in the accompanying balance sheet until the underlying forecasted foreign currency transaction occurs. When the transaction occurs, the effective portion of the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the same income statement line item affected by the hedged forecasted transaction due to foreign currency fluctuations.

Because the amounts and the maturities of the derivatives approximate those of the forecasted transactions, changes in the fair value of the derivatives are expected to be highly effective in offsetting changes in the cash flows of the hedged items. Any ineffective portion of gains and losses resulting from changes in the fair value of the derivatives is recognized in current earnings. The ineffective portion of these gains and losses, which results primarily from the time value component of gains and losses on forward contracts, was immaterial for all periods presented.

As of September 30, 2001, the Company had contracts maturing through March 2002 to sell the equivalent of approximately $4.9 million worth of Euros to hedge future foreign currency sales transactions. The amount as of September 30, 2001, that will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months that is associated with these hedges of forecasted sales in foreign currency when such sales occur is a loss of approximately $81,000.

(9)	Business Segments

The Company evaluates performance based on net sales and earnings or loss from operations. The Company’s reportable segments are strategic business units, which are responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing and sales strategies.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Business Segments (Continued)

Net sales and earnings (loss) from operations by business segment for the three and nine-month periods ended September 30, 2001 and 2000 is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales to external customers:
Teva	$4,451,000	8,172,000	53,661,000	67,832,000
Simple	2,809,000	4,413,000	9,274,000	13,392,000
Ugg	6,663,000	6,169,000	7,433,000	6,956,000
Other	100,000	436,000	152,000	1,873,000

	$14,023,000	19,190,000	70,520,000	90,053,000

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Earnings (loss) from operations:
Teva	$(1,274,000)	(1,252,000)	5,434,000	10,446,000
Simple	(398,000)	(214,000)	(891,000)	586,000
Ugg	255,000	602,000	(535,000)	20,000
Other	(2,180,000)	14,000	(2,175,000)	201,000

	$(3,597,000)	(850,000)	1,833,000	11,253,000

The $2,180,000 special charge for litigation costs incurred during the third quarter of 2001 is not specifically allocated to any of the Company’s segments and, accordingly, has been included within the “other” line in the earnings (loss) from operations table above.

The earnings (loss) from operations of each segment includes an allocation of corporate overhead costs to the business segments, based on the ratio of each segment’s net sales to total net sales.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Business Segments (Continued)

Business segment asset information as of September 30, 2001 and December 31, 2000 is summarized as follows:

	September 30,	December 31,
	2001	2000

Total assets for reportable segments:
Teva	$10,191,000	25,682,000
Simple	7,480,000	10,684,000
Ugg	27,630,000	25,668,000
Other	—	1,835,000

	$45,301,000	63,869,000

The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets which are specifically identifiable with one of the Company’s three brands—Teva, Simple and Ugg. Unallocated corporate assets are the assets not specifically related to one of the brands and generally include the Company’s cash, refundable and deferred tax assets and various other assets shared by the Company’s brands.

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at September 30, 2001 and December 31, 2000 are as follows:

	September 30,	December 31,
	2001	2000

Total assets for reportable segments	$45,301,000	63,869,000
Elimination of intersegment payables	241,000	84,000
Unallocated refundable income taxes and deferred tax assets	3,903,000	2,486,000
Other unallocated corporate assets	29,059,000	11,273,000

Consolidated total assets	$78,504,000	77,712,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)	Contingencies

During the quarter ended September 30, 2001, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company on March 17, 1999 in connection with a case brought in Montana. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. Based on advice from counsel, during the quarter ended September 30, 2001, the Company recorded a special charge for litigation costs for this matter of approximately $2.2 million. In the event that further legal fees and exemplary damages are subsequently awarded, the Company would have an exposure for up to an additional $2.5 million. The Company is not able to predict the eventual outcome of this matter.

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net sales decreased by $5,167,000, or 26.9%, to $14,023,000 from the comparable three months ended September 30, 2000 of $19,190,000. The majority of the decline occurred in the international markets, where the Company’s distributors took more conservative inventory positions and delayed purchases in anticipation of the upcoming fourth quarter debut of the re-designed Spring 2002 line. Also, the third quarter of last year featured the initial introduction of the Teva fall line of products, whereas the current year did not have an introduction of a similar scale. The Company also continued to experience sales declines resulting from the soft economy and the generally weakened retail environment. Lastly, in January 2001, the Company sold its interest in Heirlooms, Inc., the distributor of Picante brand apparel, and approximately $436,000 of the quarterly net sales decline is due to the exclusion of net sales resulting from the sale of this brand. Sales of the Teva brand decreased 45.5% to $4,451,000 for the three months ended September 30, 2001 from $8,172,000 for the three months ended September 30, 2000 and represented 31.7% and 42.6% of net sales in the three months ended September 30, 2001 and 2000, respectively. Net sales of footwear under the Simple product line decreased 36.4% to $2,809,000 from $4,413,000 for the comparable three months ended September 30, 2000. Net sales of Ugg footwear increased 8.0% to $6,663,000 for the three months ended September 30, 2001, compared to net sales of $6,169,000 for the three months ended September 30, 2000. Overall, international sales for all of the Company’s products decreased 64.4% for the quarter to $2,025,000 from $5,688,000, representing 14.4% of net sales in 2001 and 29.6% in 2000. The volume of footwear sold decreased 24.2% to 480,000 pairs during the three months ended September 30, 2001 from 633,000 pairs during the three months ended September 30, 2000, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the three months ended September 30, 2001 for all brands combined decreased 1.2% to $28.73 from $29.08 for the three months ended September 30, 2000. The decrease was primarily due to an increase in the volume of closeout sales during the quarter.

Cost of sales decreased by $2,730,000 or 22.7%, to $9,275,000 for the three months ended September 30, 2001, compared with $12,005,000 for the three months ended September 30, 2000 and increased as a percentage of net sales to 66.1% from 62.6%. Gross profit decreased by $2,437,000, or 33.9%, to $4,748,000 for the three months ended September 30, 2001 from $7,185,000 for the three months ended September 30, 2000 and decreased as a percentage of net sales to 33.9% from 37.4%. The decrease in gross margin was primarily due to an increased impact of

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

closeout sales during the quarter, as well as lower margins in the pricing of the Fall 2001 line versus the Fall 2000 line.

The Company carries its inventories at the lower of cost or market, using a reserve for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the three months ended September 30, 2001, the Company had a net decrease to the reserve for inventory obsolescence of approximately $70,000 primarily due to the sale of domestic inventory of Teva and Simple product for which a write-down had previously been recorded. For the three months ended September 30, 2000, the Company had net additions to the inventory obsolescence reserve of approximately $468,000 primarily due to write-downs for Teva with the end of the Spring 2000 Teva season and due to write-downs of Canadian Teva and Simple inventory in connection with the planned shift to a distributor for that territory.

Selling, general and administrative expenses decreased by $1,870,000, or 23.3%, to $6,165,000 for the three months ended September 30, 2001, compared with the three months ended September 30, 2000 of $8,035,000, and increased as a percentage of net sales to 44.0% in 2001 from 41.9% in 2000. The decrease in selling, general and administrative expenses was primarily due to reduced commissions and royalties on the reduced sales levels, as well as decreased bad debts, marketing and payroll costs. In addition, the third quarter of last year included a non-recurring charge of $375,000 for European anti-dumping duties dating back to 1997. While the dollar amount of selling, general and administrative expenses decreased during the quarter, those expenses as a percentage of sales increased as certain operating costs are fixed costs which do not fluctuate in proportion to changes in sales volumes.

During the quarter ended September 30, 2001, the United States Court of Appeals affirmed the judgment against the Company on March 17, 1999 in connection with a case brought in Montana. During the quarter ended September 30, 2001, the Company recorded a charge of approximately $2.2 million related to this litigation.

Loss from operations for the Teva brand was $1,274,000 for the three months ended September 30, 2001 compared to $1,252,000 for the three months ended September 30, 2000. The slight increase was largely due to the decrease in sales, partially offset by lower amounts of inventory write-downs, marketing costs and bad debt expenses. In addition, Teva received a lower allocation of corporate overhead costs in the third quarter of 2001 than in the third quarter of 2000. The loss from operations for each business segment includes an allocation of corporate overheads, based upon the ratio of each segment’s net sales to consolidated net sales. Because sales of the Teva segment were 31.7% of consolidated net sales in the third quarter of 2001 compared to 42.6% in the third quarter of 2000, the Teva segment received a smaller allocation of corporate overhead costs in 2001. The Simple brand experienced an increase in its loss from operations to $398,000 for the three months ended September 30, 2001 compared to a loss of $214,000 for the three months ended September 30, 2000 primarily as a result of the decrease in sales and the increased volume of closeouts during the quarter. Earnings from operations for the Ugg brand was $255,000 for the three months ended September 30, 2001 compared to $602,000 for the three months ended September 30, 2000 due to an increase in corporate overhead allocation for this segment. Because sales for the Ugg segment as a percentage of consolidated net sales increased to 47.5% for the third quarter of 2001 compared to 32.1% for the third quarter of 2000, this segment received a correspondingly greater allocation of corporate overheads. Additionally, earnings from

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

operations for all segments decreased versus that experienced in the year ago period as certain costs are fixed and did not decrease in proportion to the decrease in consolidated net sales.

Net interest income was $140,000 for the three months ended September 30, 2001 compared with net interest income of $153,000 for the three months ended September 30, 2000, primarily due to the reduction in interest rates earned on the Company’s investments, partially offset by the significantly improved cash position over the prior period.

For the three months ended September 30, 2001 the Company had income tax benefit of $1,370,000, representing an effective income tax rate of 39.5%. For the three months ended September 30, 2000, the Company had an income tax benefit of $298,000, representing an effective income tax rate of 43.0%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

The Company experienced a net loss of $2,098,000, or ($0.23) per share — diluted, for the three months ended September 30, 2001 versus a net loss of $395,000, or ($0.04) per share — diluted, for the three months ended September 30, 2000 due to the reasons discussed above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net sales decreased by $19,533,000, or 21.7%, to $70,520,000 from the comparable nine months ended September 30, 2000 of $90,053,000. The decrease is largely attributable to the weakness in the domestic economy, the softness in the retail environment, the colder weather during Spring 2001 in the Company’s key markets for Teva sandals, sales declines in the overseas markets, and the reduction in sales to Track ‘n Trail, one of the Company’s largest customers, which filed for bankruptcy in April 2001. In addition, in January 2001, the Company sold its interest in Heirlooms, Inc., the distributor of Picante brand apparel, and approximately $1,874,000 of the decrease in sales is due to the exclusion of sales resulting from the Company’s sale of this brand. Sales of the Teva brand decreased 20.9% to $53,661,000 for the nine months ended September 30, 2001 from $67,832,000 for the nine months ended September 30, 2000 and represented 76.1% and 75.3% of net sales in the nine months ended September 30, 2001 and 2000, respectively. Net sales of footwear under the Simple product line decreased 30.8% to $9,274,000 from $13,392,000 for the comparable nine months ended September 30, 2000. Net sales of Ugg footwear increased 6.9% to $7,433,000 for the nine months ended September 30, 2001, compared to net sales of $6,956,000 for the nine months ended September 30, 2000. Overall, international sales for all of the Company’s products decreased 28.7% to $18,388,000 for the nine months ended September 30, 2001 compared to $25,787,000 for the nine months ended September 30, 2000, representing 26.1% of net sales in 2001 and 28.6% in 2000. The volume of footwear sold decreased 11.7% to 3,012,000 pairs during the nine months ended September 30, 2001 from 3,413,000 pairs during the nine months ended September 30, 2000, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the nine months ended September 30, 2001 for all brands combined decreased 8.4% to $23.13 from $25.25 for the nine months ended September 30, 2000. The decrease was primarily due to an increase in the volume of closeout sales during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. In addition, the Company experienced a change in sales mix away from

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

certain higher priced styles, including the leather casuals, and toward styles with lower average selling prices, including thongs and several styles introduced in 2001 at lower price points.

Cost of sales decreased by $9,250,000 or 18.6%, to $40,441,000 for the nine months ended September 30, 2001, compared with $46,691,000 for the nine months ended September 30, 2000 and increased as a percentage of net sales to 57.3% from 55.2%. Gross profit decreased by $10,283,000, or 25.5%, to $30,079,000 for the nine months ended September 30, 2001 from $40,362,000 for the nine months ended September 30, 2000 and decreased as a percentage of net sales to 42.7% from 44.8%. The decrease in gross margin was primarily due to an increased impact of closeout sales during the current period, as well as lower margins in the pricing of the 2001 product lines versus the 2000 lines.

The Company carries its inventories at the lower of cost or market, using a reserve for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the nine months ended September 30, 2001, the Company had a net decrease to the reserve for inventory obsolescence of approximately $335,000 primarily due to the sale of domestic inventory of Teva and Simple product for which a write-down had previously been recorded, as well as the sale of the Company’s remaining Canadian inventory, for which a write-down had also previously been recorded, in connection with the Company’s transition to a distributor in the Canadian market. Also, the elimination of approximately $36,000 of reserve occurred in connection with the Company’s sale of its Heirlooms subsidiary during the current year. For the nine months ended September 30, 2000, the Company had a net increase in its inventory obsolescence reserve of approximately $869,000 reflecting inventory write-downs to estimated market values for Teva with the end of the Spring 2000 Teva season and due to write-downs of Canadian Teva and Simple inventory in connection with the planned shift to a distributor for that territory.

Selling, general and administrative expenses decreased by $3,043,000, or 10.5%, to $26,066,000 for the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000 of $29,109,000, and increased as a percentage of net sales to 37.0% in 2001 from 32.3% in 2000. The decrease in selling, general and administrative expenses was primarily due to lower commissions and royalties on the lower sales and decreased payroll and marketing costs. In addition, during the nine months ended September 30, 2000, the Company had a non-recurring charge of $375,000 for European anti-dumping duties dating back to 1997. Despite these decreases in dollar amounts, the selling, general and administrative expenses as a percentage of net sales increased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 as certain operating costs are fixed and did not decrease in proportion to the decrease in consolidated net sales.

During the nine months ended September 30, 2001, the United States Court of Appeals affirmed the judgment against the Company on March 17, 1999 in connection with a case brought in Montana. During the nine months ended September 30, 2001, the Company recorded a charge of approximately $2.2 million related to this litigation.

Earnings from operations for the Teva brand were $5,434,000 for the nine months ended September 30, 2001 compared to $10,446,000 for the nine months ended September 30, 2000. The decrease is largely due to the decrease in sales and the bad debt write-off for Track ‘n Trail. The Simple brand experienced a loss from operations of $891,000 for the nine months ended September 30, 2001 compared to earnings from operations of $586,000 for the nine months ended

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

September 30, 2000 as a result of the decrease in sales, the increased impact of closeout sales during the period, lower gross margins on certain newly introduced styles, increased marketing costs and the bad debt write-off for Track ‘n Trail. The Ugg brand experienced a loss from operations of $535,000 for the nine months ended September 30, 2001 compared to earnings from operations of $20,000 for the nine months ended September 30, 2000 largely due to the bad debt write-off for Track ‘n Trail and an increase in the allocation of corporate overheads for this segment. The earnings from operations for each business segment includes an allocation of corporate overheads, based upon the ratio of each segment’s net sales to consolidated net sales. Because sales for the Ugg segment as a percentage of consolidated net sales increased to 10.5% for the nine months ended September 30, 2001 compared to 7.7% for the nine months ended September 30, 2000, this segment received a correspondingly greater allocation of corporate overheads. Additionally, the earnings from operations for all segments decreased versus that experienced in the year ago period as certain costs are fixed and did not decrease in proportion to the decrease in consolidated net sales.

Net interest income was $254,000 for the nine months ended September 30, 2001 compared with net interest expense of $122,000 for the nine months ended September 30, 2000, primarily due to the Company’s significantly improved cash position during the current period.

For the nine months ended September 30, 2001 the Company had income tax expense of $1,143,000, representing an effective income tax rate of 50.5%. For the nine months ended September 30, 2000, the Company had income tax expense of $4,693,000, representing an effective income tax rate of 43.0%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

The Company had net earnings of $1,120,000, or $0.12 per share — diluted, for the nine months ended September 30, 2001 versus net earnings of $6,221,000, or $0.66 per share — diluted, for the nine months ended September 30, 2000 due to the reasons discussed above.

Outlook

This “Outlook” section, the last paragraph under “Liquidity and Capital Resources,” the discussion under “Seasonality” and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity, the potential impact of certain litigation, and the impact of seasonality on the Company’s operations. These forward-looking statements are based on the Company’s expectations as of today, November 7, 2001. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All of the forward-looking statements are based on management’s current expectations and are inherently uncertain. Actual results may differ materially for a variety of reasons, including the reasons discussed below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Sales and Earnings per Share Expectations

For the fourth quarter ending December 31, 2001, the Company currently expects sales to range between $19 million and $21 million and loss per share to range from $0.01 to $0.02. For the fiscal year ending December 31, 2001, the Company expects sales to range between $89 million and $91 million and earnings per share to range from $0.10 to $0.11.

For the year ending December 31, 2001, the Company currently expects net sales of its Teva brand to range from $62 million to $63 million, sales of its Simple brand to be approximately $11 million and sales of its Ugg brand to range from $16 million to $17 million.

For the fiscal year ending December 31, 2002, the Company currently expects net sales to be in the range of $82 to $91 million and earnings per share to be in the range of $0.10 to $0.20.

The foregoing forward-looking statements represent the Company’s current analysis of trends and information. Actual results could vary as a result of numerous factors. For example, the Company’s results are impacted by general economic conditions and the strength or weakness in the retail environments in which the Company’s products are sold. In addition, the Company’s results are directly dependent on consumer preferences, which are difficult to assess and can shift rapidly. Any shift in consumer preferences away from one or more of the Company’s product lines could result in lower sales as well as increases in obsolete inventory and the necessity of selling products at significantly reduced selling prices, all of which would adversely affect the Company’s results of operations, financial condition and cash flows. The Company is also dependent on its customers continuing to carry and promote its various lines. The Company’s sales can be adversely impacted by the ability of the Company’s suppliers to manufacture and deliver products in time for the Company to meet its customers’ orders.

The Company’s results may be further negatively impacted by the terrorist activities of September 11, 2001 and any subsequent terrorist acts, as well as the impact of the United States’ war efforts. The overall impact of these activities, including the effect on the economy and commerce in general, cannot currently be determined.

Sales of the Company’s products, particularly those under the Teva and Ugg lines, are very sensitive to weather conditions. Cooler conditions during the spring and summer could adversely impact demand for the Company’s Teva line. Likewise, unseasonably warm weather during the fall and winter months could adversely impact demand for the Company’s Ugg product line.

Also, during the quarter ended September 30, 2001, the Company implemented a new Enterprise Resource Planning (“ERP”) computer system. In connection with this conversion, the Company has encountered various difficulties and is not satisfied with the system’s functionality. The effectiveness of the system’s operation can impact the Company’s ability to receive and accept orders, monitor its inventory levels, and coordinate the shipment of products to customers, among other activities. In the event that significant difficulties are encountered in the future, the Company may experience lower sales and increased expenses, which would negatively impact the Company’s results of operations and cash flows.

The Company’s offices and distribution center are located in the state of California, which has experienced, and is expected to continue to experience, rolling electrical power outages.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

Liquidity and Capital Resources

The Company’s liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility (the “Facility”). At September 30, 2001, working capital was $40,946,000, including $24,165,000 of cash and cash equivalents. Cash provided by operating activities aggregated $17,940,000 for the nine months ended September 30, 2001. Trade accounts receivable decreased 46.4% from December 31, 2000 and inventories decreased 31.3% since December 31, 2000 primarily as a result of normal seasonality.

The Facility provides for borrowings up to $50,000,000, subject to a borrowing base up to 85% of eligible accounts receivable and 65% of eligible inventory, as defined. Up to $15,000,000 of borrowings may be in the form of letters of credit. Borrowings bear interest at the lender’s prime rate (6.0% at September 30, 2001) or, at the Company’s election, an adjusted Eurodollar rate plus 2%. The Facility is secured by substantially all assets of the Company. Additionally, under the terms of the agreement, should the Company terminate the arrangement prior to the expiration date, the Company may be required to pay the lender an early termination fee ranging between 1% and 3% of the commitment amount, depending upon when such termination occurs. The agreement underlying the Facility includes a tangible net worth covenant. At September 30, 2001, the Company was in compliance with the terms and covenants of the agreement. On September 30, 2001, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $2,731,000. The Company had credit availability under the Facility of $12,521,000 at September 30, 2001. The Facility expires January 21, 2002 and the Company is currently in discussions regarding replacement of the Facility with a new credit facility.

Capital expenditures totaled $1,942,000 for the nine months ended September 30, 2001. The Company’s capital expenditures related primarily to costs incurred in connection with the Company’s implementation of a new ERP computer system, which was placed into service in the third quarter of this year. The Company currently has no material future commitments for capital expenditures.

The Company’s Board of Directors has authorized the repurchase of 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions as well as the Company’s cash availability. No shares were repurchased during the nine months ended September 30, 2001. At September 30, 2001, 1,227,000 shares remained available for repurchase under the program.

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

Based on the Company’s historical experience, the Company would expect greater sales in the first and second quarters than in the third and fourth quarters. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company’s customers continuing to carry and promote its various product lines, among other risks and uncertainties.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Other

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

Recently Issued Pronouncements

For a discussion of recently issued pronouncements, see Note 7 to the Condensed Consolidated Financial Statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

Beginning in the quarter ending December 31, 2001, and continuing at least through the Spring 2002 season, a substantial portion of the Company’s European sales will be denominated in Euros. In order to mitigate the Company’s exposure to fluctuations in the foreign exchange rate, the Company has entered into forward contracts for approximately 5.4 million Euros. See Note 8 to the accompanying condensed consolidated financial statements.

Market Risk

The Company’s market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States and changes in the Eurodollar rate. The Company’s credit facility (the “Facility”) provides for interest on outstanding borrowings at prime rate, or at the Company’s election at an adjusted Eurodollar rate plus 2%. At September 30, 2001, the Company had no outstanding borrowings under the Facility.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended September 30, 2001, the United States Court of Appeals for the Ninth Circuit affirmed the district court's decision for a judgment against the Company on March 17, 1999 in connection with a case brought in Montana. In addition, the court of appeals reversed the district court's refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. Based on advice from counsel, during the quarter ended September 30, 2001, the Company recorded a special charge for litigation costs for this matter of approximately $2.2 million. In the event that further legal fees and exemplary damages are subsequently awarded, the Company would have an exposure for up to an additional $2.5 million. The Company is not able to predict the eventual outcome of this matter.

The Company is currently involved in various other legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial or results of operations.

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

Deckers Outdoor Corporation

Date: November 7, 2001	/s/ M. Scott Ash M. Scott Ash, Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)