Form 10-K
period 2001-12-31
DECKERS OUTDOOR CORP
filed 2002-03-29
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File No. 0-22446

DECKERS OUTDOOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3015862 (I.R.S. Employer Identification No.)

495-A South Fairview Avenue, Goleta, California (Address of principal executive offices)	93117 (Zip Code)

Registrant’s telephone number, including area code: (805) 967-7611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant on February 28, 2002 based on the closing price of the Common Stock on the NASDAQ National Market System on such date was $27,050,345. The number of shares of the registrant’s Common Stock outstanding at February 28, 2002 was 9,340,357.

      Portions of registrant’s definitive proxy statement relating to registrant’s 2002 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of registrant’s fiscal year ended December 31, 2001, are incorporated by reference in Part III of this Form 10-K.

DECKERS OUTDOOR CORPORATION

For the Fiscal Year Ended December 31, 2001

PART I

Item 1. Business

General

      The Company builds niche products into global lifestyle brands by designing and marketing innovative, functional and fashion-oriented footwear, developed for both high performance outdoor activities and everyday casual lifestyle use. Currently, the Company offers three primary product lines under the following recognized brand names: Teva® — high-performance sports sandals and rugged outdoor footwear; Simple® — innovative shoes that combine the comfort elements of athletic footwear with casual styling; and Ugg® — authentic sheepskin boots and other footwear. Teva is a registered trademark of Mark Thatcher, the inventor and licensor of Teva Sport Sandals. Simple and Ugg are registered trademarks of the Company and its subsidiaries. All of the Company’s footwear possess the common features of high quality with a primary focus on functionality and comfort. In 2001, the Company sold approximately 3,705,000 pairs of footwear. Revenues from sales (domestic and international) of Teva products have been $61,221,000, $79,732,000 and $80,963,000 during 2001, 2000 and 1999, representing 66.9%, 70.1% and 72.9% of net sales, respectively. For financial information regarding the Company’s industry segments, see note 10 to the accompanying consolidated financial statements.

Market Overview

      The casual, outdoor and athletic footwear market is comprised of footwear worn for casual everyday use and for outdoor and athletic activities such as hiking, boating, basketball, tennis, fitness and jogging. The market for such footwear has grown significantly during the last decade. The Company believes that the principal reasons for the growth in sales of such footwear have been the growing acceptance of athletic footwear as casual wear and the growing acceptance of casual wear, in general, including the trend toward casual dress in the workplace, increasingly active consumer lifestyles and the growing emphasis on comfort.

      Over the last few years the overall footwear market has seen significant growth of the outdoor segment as well as the growing emphasis on comfort. Outdoor footwear includes shoes, boots and sandals for outdoor recreational activities such as hiking, river rafting, camping and casual wear. Companies engaged in the outdoor footwear market include Nike, Adidas, Timberland, Columbia and Salomon. The Company believes that the growth in outdoor footwear is driven by several factors including a general shift in consumer preferences and lifestyles to include more outdoor, sports and recreational activities such as hiking and camping. In addition, the increasing popularity of extreme sports, including skateboarding, snowboarding, kayaking and river rafting, among others, has created an additional emphasis and awareness of outdoor activities and lifestyles. As consumers engage in outdoor activities, they typically desire footwear specifically designed for these purposes, yet they demand the same level of quality and high performance that they have come to expect from traditional athletic footwear. In addition, more consumers are turning to an emphasis on casual and comfortable footwear and apparel, as evidenced by the trend toward casual workplaces in recent years. The Company believes that its products have benefited from this growing trend and that its footwear addresses consumers’ demands for highly functional footwear that is durable as well as comfortable and fashionable.

      The casual, outdoor and athletic footwear markets are generally characterized by a high level of recognition of brand names, logos and trademarks. Unique and identifying features create brand awareness among consumers and allow a favorable reputation to be transferred to new products. The manufacture of casual, outdoor and athletic footwear is typically conducted overseas through independent manufacturers. Casual and athletic footwear is distributed through athletic footwear stores, department stores and specialty retailers. Outdoor footwear is generally distributed through these channels as well but is to a large extent distributed through outdoor specialty retailers. Retailers may purchase footwear on a “futures” basis (orders placed at a discount in advance of a season) or an “at once” basis (orders placed and filled immediately). Futures orders allow the Company to more accurately predict its manufacturing and sourcing needs. By placing futures orders, retailers are also able to reduce the risk that the Company will be unable to meet their delivery requirements. Retailers are generally encouraged to purchase goods on a futures basis by receiving discounts or special payment terms not otherwise available.

Risk Factors

      This Annual Report on Form 10-K contains a variety of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including forward-looking statements in this “Risk Factors” section, the “Outlook” section, the last paragraph under “Liquidity and Capital Resources”, the discussion under “Seasonality” and other statements in this Annual Report. Forward-looking statements relating to sales, earnings per share, and the Company’s liquidity may be significantly impacted by future developments such as the possible non-renewal of the Teva license due to the Company’s potential failure to meet required sales minimums in 2004 or 2008, certain litigation, economic factors and world events, the Company’s dependence on foreign manufacturers, competition, the Company’s dependence upon key personnel, weather conditions, the possible acquisition of Teva and the impact of seasonality on the Company’s operations, among others. These forward-looking statements are based on the Company’s expectations as of March 2002. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. Other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

  Teva License Agreement

      The Company has been selling its Teva line of sports sandals and other footwear since 1985 pursuant to various exclusive licensing arrangements with Mark Thatcher, the inventor of the Teva sport sandal and owner of the Teva patents and trademark. In June 1999, the Company signed a new exclusive footwear license agreement with Mr. Thatcher. The agreement became effective January 1, 2000 and continues through December 31, 2004. If minimum annual sales levels are achieved in 2004, the license automatically renews for an additional four years, through December 31, 2008. If minimum annual sales levels are achieved in 2008, the license automatically renews again through December 31, 2011. However, if the minimum annual sales levels are not achieved in 2004 or 2008, the license expires and the Company will no longer be able to sell Teva footwear. These required minimum annual sales levels are $107.9 million in 2004 and $137.3 million in 2008, both of which are significantly greater than the annual sales of $61.2 million achieved by the Company in 2001. Also, Mr. Thatcher may terminate the licensing agreement if the Company breaches certain of its other obligations under the agreement. The Company believes it is unlikely to achieve the contractual minimum for 2004 and has begun discussions with the licensor to address this issue. However, the Company can provide no assurances that it will be successful in its efforts to reach an acceptable resolution. Sales of Teva footwear and apparel accounted for approximately 66.9%, 70.1% and 72.9% of the Company’s net sales for fiscal years 2001, 2000 and 1999, respectively. The termination of the license would have a material adverse effect on the Company’s results of operations.

  Brand Strength; Changes in Fashion Trends

      The Company’s success is largely dependent on the continued strength of the Teva, Simple and Ugg brands (collectively, “Deckers Brands”) and on its ability to anticipate the rapidly changing fashion tastes of footwear customers and to provide merchandise that appeals to their preferences in a timely manner. There can be no assurance that consumers will continue to prefer the Deckers Brands or that the Company will respond in a timely manner to changes in consumer preferences or that the Company will successfully introduce new models and styles of footwear. Achieving market acceptance for new products will also likely require substantial marketing and product development efforts and the expenditure of significant funds to create consumer demand. Decisions with respect to product designs often need to be made many months in advance of the time when consumer acceptance can be determined. As a result, the Company’s failure to anticipate, identify or react appropriately to changes in styles and features could lead to, among other things, excess inventories and higher markdowns and lower gross margins due to the necessity of providing discounts to retailers. Conversely, failure by the Company to anticipate consumer demand could result in inventory shortages, which can adversely affect the timing of shipments to customers, negatively impacting retailer and distributor relationships and diminishing brand loyalty. The failure to introduce new products that gain market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations, and could adversely affect the image of the Deckers Brands.

  Inventory Risk

      The footwear industry has relatively long lead times for design and production of product and, thus, the Company must commit to production tooling and to production in advance of orders. In addition, the industry is highly subject to fashion risks and changes in consumer preferences. This risk is exacerbated by the large number of models, colors and sizes in the Company’s three product lines. If the Company fails to accurately forecast consumer demand, or if there are changes in consumer preference or market demand after the Company has made such production commitments, the Company may encounter difficulty in filling customer orders or in liquidating excess inventory, which may have an adverse effect on the Company’s sales, margins and brand image.

  Quality and Performance

      In response to consumer demand, the Company also uses certain specialized materials in its footwear. The failure of products using such materials to perform to the Company’s specifications or customer satisfaction could result in a higher rate of customer returns and could adversely affect the image of the Deckers Brands, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

  Economic Cyclicality and Footwear Retailing

      The footwear industry historically has been subject to cyclical variation and can be negatively impacted by decreased consumer spending or softness in the retail market. This cyclicality could adversely affect the Company’s business. In addition, various retailers, including some of the Company’s customers, have experienced financial difficulties during the past several years, thereby increasing the risk that such retailers may not be able to pay for the Company’s products in a timely manner. No assurance can be given that the Company’s bad debt expense will not increase relative to net sales in the future. Any significant increase in the Company’s bad debt expense relative to net sales would adversely impact the Company’s net earnings and cash flow and could affect the Company’s ability to pay its obligations as they become due.

  Dependence on Foreign Manufacturers

      Virtually all of the Deckers footwear products are manufactured by third party suppliers in the Far East, Australia and New Zealand, with the vast majority of production occurring in China. There can be no assurance that the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to meet production and delivery deadlines or increases in manufacturing costs. In addition, if the Company’s relationship with any of its manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and there can be no assurance that the Company would be able to obtain alternative manufacturing sources on terms satisfactory to it. If a change in its suppliers becomes necessary, the Company would likely experience increased costs, as well as substantial disruption and a resulting loss of sales.

      Foreign manufacturing is subject to a number of risks, including work stoppage, transportation delays and interruptions, political instability, foreign currency fluctuations, changing economic conditions, expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers (including quotas), restrictions on the transfer of funds, environmental regulation and other changes in governmental policies. The Company may also experience general risks associated with managing operations effectively and efficiently from a far distance and understanding and complying with local laws, regulations and customs. There can be no assurance that such factors will not materially adversely affect the Company’s business, financial condition and results of operations.

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

      In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company has been contesting the opinion and is working with Dutch Customs to resolve the situation. The Company has since obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. In the event that Dutch Customs makes a final determination that the anti-dumping provisions are applicable, the Company would have an exposure for prior unpaid anti-dumping duties during 1997 of approximately $500,000, which has been fully accrued as of December 31, 2001.

  Competition and Infringing Products

      The outdoor and footwear industries are both highly competitive, and the recent growth in the markets for sports sandals and casual footwear has encouraged the entry of many new competitors into the marketplace as well as increased competition from established companies. Many of the Company’s competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness in the footwear market, than the Company. In addition, the general availability of offshore manufacturing capacity allows rapid expansion by competitors and new market entrants. The Company believes that it has been able to compete successfully because of the brand recognition, quality and selective distribution of its products. From time to time, the Company also discovers products in the marketplace that infringe upon patent and trademark rights held by or licensed to the Company. Under the Company’s licensing arrangement with the licensor of the Teva products, Mark Thatcher, Mr. Thatcher initially may bring proceedings to halt infringement of the Teva patents and trademark. If Mr. Thatcher elects not to bring such proceedings, the Company may initiate such proceedings, with the prior written consent of Mr. Thatcher. To date, Mr. Thatcher has vigorously pursued infringements following discovery. To the extent permitted in its agreement with Mr. Thatcher and to the extent considered necessary, the Company will vigorously pursue infringements in the event Mr. Thatcher elects not to do so. However, if Mr. Thatcher or the Company is unsuccessful in challenging a third party’s products on the basis of patent and trademark infringement, continued sales of such competing products by third parties could adversely impact the Company’s business, financial condition and results of operations. See “Business — Competition” and “Business — Legal Proceedings.”

  Dependence on Key Personnel

      The Company’s continued success will depend substantially upon its ability to retain Douglas B. Otto, its Chairman of the Board and Chief Executive Officer, Peter Benjamin, its President and Chief Operating Officer and a core group of key executive officers and employees. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of certain key employees or the Company’s inability to attract and retain other qualified employees could have an adverse impact on the Company’s business.

  Intellectual Property

      The Company believes that its trademarks, technologies and designs are of great value. From time to time, the Company may be the subject of litigation challenging its ownership of certain intellectual property. Loss of the Company’s Simple or Ugg trademark rights or the ability to use the licensed Teva trademarks could have a serious impact on the Company’s business. Because of the importance of such intellectual property rights, the Company’s business is subject to the risk of counterfeiting, parallel trade or intellectual property infringement.

  Economic Factors and World Events

      The Company’s business is subject to economic conditions in its major markets, including, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on the Company’s business.

      In addition, the Company’s results, and the domestic and international economies in general, may be further negatively impacted by the terrorist activities of September 11, 2001 and any subsequent terrorist acts, as well as the impact of the United States’ war efforts. The overall negative impact of these activities, including the effect on the economy and commerce in general, cannot currently be determined.

  Weather Conditions

      Sales of the Company’s products, particularly those under the Teva and Ugg lines, are very sensitive to weather conditions. Extended periods of unusually cold weather during the spring and summer could adversely impact demand for the Company’s Teva line. Likewise, unseasonably warm weather during the fall and winter months could adversely impact demand for the Company’s Ugg product line.

  Substantial Ownership of the Company and Shareholder Rights Agreement

      At December 31, 2001, Douglas B. Otto and all executive officers and directors of the Company, as a group, owned approximately 33.7% and 42.2%, respectively, of the outstanding shares of the Company’s Common Stock. Due to such ownership position, Mr. Otto, whether acting alone or together with one or more of the other executive officers of the Company, would likely be able to control the affairs and policies of the Company and would likely be able to elect a sufficient number of directors to control the Company’s Board of Directors and to approve or disapprove any matter submitted to a vote of the stockholders.

      The Company adopted a shareholder rights plan in 1998 pursuant to a shareholder rights agreement (the “Rights Agreement”) to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer what the Board of Directors of the Company believes to be an adequate price to all stockholders. As part of the plan, the Board of Directors of the Company declared a dividend so that one preferred share purchase right was and will be issued for each outstanding share of Common Stock of the Company until the expiration date of the Rights Agreement.

      The ownership positions of Mr. Otto and the executive officers of the Company, as a group, together with the anti-takeover effects of certain provisions in the Delaware General Corporation Law (the “DGCL”), in the Company’s Certificate of Incorporation and Bylaws and in the Company’s shareholder rights plan would likely have the effect of delaying, deferring or preventing a change in control of the Company and could have a negative effect on the market price of the Company’s Common Stock.

  Other Factors

      The Company’s offices and distribution center are located in the state of California, which has experienced rolling electrical power outages in 2001. Depending on the occurrence, timing, length and frequency of the any future outages, the Company may be unable to ship products in a timely manner, which could negatively impact the Company’s net sales.

      Also, during the year ended December 31, 2001, the Company implemented a new Enterprise Resource Planning (“ERP”) computer system to replace its legacy system. In connection with this conversion, the Company initially encountered various difficulties. The effectiveness of the system’s operation can impact the Company’s ability to receive and accept orders, monitor its inventory levels, and coordinate the shipment of products to customers, among other activities. In the event that significant difficulties are encountered in the future, the Company may experience lower sales and increased expenses, which would negatively impact the Company’s results of operations and cash flows.

      The Company’s results of operations, financial condition and cash flows are also subject to risks and uncertainties with respect to the Company’s ability to secure and maintain adequate financing, to forecast its future sales, inventory needs and cash flows and to subsequently achieve those forecasts.

Business Strategy

      Management’s mission is to build niche products into global brands and its business strategy is to offer diverse lines of footwear that emphasize functionality, quality, comfort and technical performance tailored to a variety of activities and demographic groups. Specifically, the Company’s business strategy emphasizes the following elements:

      Introduce New Categories and Styles under Existing Brands. The Company intends to leverage consumer recognition of its existing brands by developing and introducing additional innovative footwear products that satisfy the Company’s high standards of practicality, comfort and quality. The Company believes the introduction of additional products at a variety of price points, such as the range of new models in its Teva, Simple and Ugg lines being offered in the Company’s 2002 product offerings, have broadened the Company’s customer base, further diversified the Company’s product lines, and helped reduce the effects of seasonality on the Company’s sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.” Over the last several years, the Teva product offering has been greatly expanded to include a variety of new sport sandal styles at a variety of price points and incorporating a range of new uppers and technologies. In addition, the Company has begun to leverage the success of the Teva brand in the outdoor markets by launching into several new categories of footwear, including amphibious footwear, hikers, trailrunners, cold-weather boots, and other rugged outdoor footwear. The Spring 2002 and Fall 2002 Teva product lines include a significant redesign and the introduction of several new styles and categories. One of the features prevalent in the Spring 2002 line is the use of the Wraptor technology, a patent-pending 360 degree continuous strapping system that simultaneously secures the instep and arch shank to the foot. Following on the success of this feature in the Company’s running sandals, the Company has also designed a line of hikers around this technology and has added it to certain styles of the Company’s high performance Guide offering for professional paddlers and adventurers. In addition, the Company continues to expand into the hiking, trailrunning and rugged outdoor arenas, where the aggregate market size is considerably greater than the market for sport sandals, the area in which the Teva brand was initially founded. By launching into these new areas of closed footwear, the Company hopes to increase sales while at the same time reducing the impact of seasonality on the Company’s business. In addition to its historically strong outdoor orientation, the 2002 line also includes athletically inspired styles aimed directly at the athletic distribution channels, another significant area where the Company hopes to gain distribution. In addition to these new categories for the brand, Teva has also re-designed its core sport sandal offering by adding many new features and styles, incorporating the latest technologies and innovations. The Company continues to use the knowledge and experience of Team Teva, an elite group of the world’s best male and female whitewater athletes, to enhance the development of future technical offerings in this category. As the Company moves to the future, it plans to strengthen existing categories and further expand into new channels of distribution.

      The 2002 Simple product line includes a re-emphasis on the men’s footwear business, an area where the brand had been very successful several years ago, as well as a focus on athletically inspired designs. The 2002 Simple line also includes a collection of women’s casual styles featuring low profiles and sleek outsoles. The

Simple line continues to target consumers in the sixteen to twenty-five year old youth market. The line focuses on lifestyle comfort based products such as clogs, sandals, casuals and non-performance sneakers that are priced affordably. In 2002, the Company’s Ugg product offering continued to include its heritage boots and slippers, as well as an improved women’s Town Collection of casual, fashionable boots and clogs and a new Aspen Collection of rugged cold-weather footwear featuring seam sealed lugged outsoles and waterproof leathers combined with sheepskin linings.

      Pursue Licensing of Brands. Given the strength of the Company’s brands, the Company is also pursuing the licensing of its brand names to other ancillary products, beyond the Company’s existing core footwear products. Through this type of brand extension, the Company hopes to generate additional revenues in the form of royalty income; to further increase awareness for the Company’s brands and their related products, and thereby increase sales of its footwear; and to build the long-term value of the brands. The Company’s business strategy currently includes the pursuit of brand extension through licensing for both the Ugg and Simple brands. The sublicensing of the Teva brand is not currently available under the existing Teva license agreement; however, in the event that the Company subsequently exercises its purchase option to acquire Teva, the licensing of the Teva trademarks to other products would be considered as part of the long-term strategy for the brand (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”). As part of this approach, the Company has recently signed agency agreements with BHPC Marketing, Inc. to assist in identifying candidates and coordinating the efforts for the licensing of the Ugg and Simple trademarks on various products ranging from sportswear and outerwear to housewares and accessories. Because the Company is currently in the early stages of pursuing licensing opportunities for its brands it cannot yet provide any assurances regarding how successful its efforts will be or how significant the market size will be.

      Pursue Additional Market Opportunities. Management intends to continue to consider new markets for its existing line of products. For the years ended December 31, 2001, 2000 and 1999 international net sales totaled $21,096,000, $31,135,000 and $28,859,000, representing 23.1%, 27.4% and 26.0% of net sales, respectively. Management believes that significant opportunities exist to market its products abroad and intends to selectively expand its distribution worldwide. To bolster these efforts, the Company has entered into an agency arrangement, effective January 1, 2002, with a firm in the United Kingdom for the coordination of the sales, distribution, marketing and advertising efforts in the European markets. In addition, the Company has an office in Japan that facilitates the servicing of the Asian market.

      The Company believes significant opportunities exist to expand distribution domestically too. For example, the Company’s Teva brand has had its roots in the outdoor market where it has successfully distributed its products for many years. The Company sees the potential for expansion into the athletic retail distribution channel as a significant opportunity for the Teva brand in future years. The Company intends to pursue this channel of distribution going forward and has recently designed product targeted at this market and has added sales personnel with significant experience in this market. In addition, the Ugg brand has historically been popular in California for many years. The Company believes that significant opportunities exist to expand distribution for this brand throughout the United States, especially in light of its suitability to a variety of climates. In recent years, the Company has been successful in expanding outside of California and expects to continue to pursue this expansion in the future.

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

Products

      The Company currently offers three primary product lines: (1) Teva sport sandals and footwear; (2) Simple casual footwear; and (3) Ugg sheepskin footwear. Each of these lines, as well as individual models within these lines, is designed to appeal to various demographic groups. The Company’s footwear products emphasize function, comfort and technical performance and are suitable for a variety of demanding outdoor and athletic activities, as well as casual and everyday use. The Company’s products are designed and marketed to promote a high level of brand name recognition and consumer appeal by combining functional and creative designs with quality materials and construction. The Teva footwear and the Simple footwear lines are generally previewed twice per year, once in the summer for deliveries that commence in the fall and once in the winter for the following back to school and fall season. The Ugg line of sheepskin footwear is generally previewed in the winter with most deliveries occurring in the following fall and winter. The following sets forth a summary description of each of the Company’s primary product lines:

      Teva Sport Sandals and Footwear. The Teva sport sandal was one of the first sport sandals to be developed and remains popular among outdoor enthusiasts and the general public. The Company licenses the Teva patents and trademark from Mark Thatcher, a professional river guide who invented the Teva sport sandal. The terms of such licenses run through 2011, subject to achieving certain minimum sales levels beginning in 2004. Certain styles of the Teva sport sandal incorporate a variety of proprietary strapping configurations ideally suited for outdoor activities such as hiking, boating and river rafting. These strapping systems generally consist of high-quality nylon webbing or leather, are fully adjustable, and hold the foot firmly to the sandal’s durable, cellular rubber, molded EVA, polyurethane or leather footbed. Teva sport sandals are extremely durable, with many styles designed specifically for performance in and around the water. In addition, the Company has recently leveraged the brand’s success in the outdoor markets by launching into various natural progressions for the brand including hiking boots, trailrunning shoes, amphibious footwear and other rugged outdoor footwear styles. For Spring 2002, the Teva line has been redesigned to include numerous new styles, categories and features and now includes 86 different models spread across various categories and designed for a variety of uses. The Hydro Series, a category of sandals and other amphibious footwear built for high performance and rugged outdoor use, includes 14 models of men’s and women’s styles of sport sandals, neoprene and quick draining monofilament mesh watershoes and other outdoor footwear ideal for professional outdoorsmen and adventurers. The Terra Series, a line of 17 styles of sandals and hiking boots primarily designed for use on land, includes performance walking sandals and convertible sandals with removable heel straps that allow the sandal to be worn as a slide, as well as hiking boots and running sandals incorporating the patent-pending Wraptor technology, an upper which encircles the instep and continually adjusts to the movement of the foot to provide a consistently secure fit. The Originals Series has 16 styles of sandals and thongs that combine the elements of performance with casual everyday use and includes several of the most popular styles as well as new models with retro-1970’s inspired colors and stylings. Continuing on the success of recent years, the Spring 2002 line includes 15 styles of men’s and women’s leather casuals under the Nomad Series, including a variety of sandals, slides and clogs. The Sun and Moon Series includes 11 styles of slides and thongs offered in a variety of materials including waterproof leather, nylon, suede and airmesh. The Spring 2002 Children’s category is a collection of 13 styles at various price points and includes an assortment of sandals incorporating a variety of materials including leather, waterproof suede, nylon, neoprene and mesh as well as slip-on watershoes, hikers and other styles of amphibious footwear. In addition, for the Fall 2002 season, the Company has significantly expanded its Fall product offering with a variety of different types of closed footwear, including hiking boots, cold weather boots, trailrunners and an assortment of other rugged outdoor styles. The domestic manufacturer’s suggested retail prices for adult sizes of Spring 2002 Teva footwear products range from $20.00 to $130.00.

      Simple Casual Footwear. The Simple line consists of casual shoes that combine the comfort and function of athletic footwear construction with the simple, understated styling of “back-to-basics,” casual lifestyle footwear. The Simple product line includes a variety of comfortable, fashionable, basic shoes for men and women including sneakers, sandals, slides, clogs and leather casuals. The Spring 2002 collection reflects the Company’s emphasis on a target consumer in the sixteen to twenty-five year old age group. For the 2002 line, the Company has added several new styles of clogs, sandals, sneakers and leather casuals to its offerings including several athletically inspired styles for men and women as well as a re-emphasis on the men’s footwear business, an area where the Company had considerable success in the past. The 2002 Simple line also includes a series of new, innovative styles of women’s footwear featuring models with low profiles and sleek lines. For Spring 2002, Simple is offering a total of 86 models including 46 styles for men and 40 for women. The Spring 2002 line includes 32 styles of sneakers with leather and suede uppers, 29 styles of sandals and thongs and 25 styles of leather casuals and clogs in a variety of colors. The domestic manufacturer’s suggested retail prices for adult sizes for the Spring 2002 line range from $40.00 to $95.00.

      Ugg Sheepskin Footwear. Ugg is a line of authentic sheepskin footwear, popularized in Australia in the 1960’s and 1970’s. These sheepskin boots, slippers and other footwear styles have high-grade fleece linings which act as a natural insulator, keeping feet warm and comfortable. The 2002 Ugg line offers a range of 52 models of casual, fashionable and streetwise styles in various colors, including several new styles of shoes and boots for men and women. The 2002 line includes several styles with new innovative fashionable uppers and several styles with water resistant leather treatments to address more inclement and cold weather conditions. The 2002 line continues the tradition of the highly successful Classic and Ultra boots, as well as the Home/ Spa Collection of slippers and other comfort footwear. In addition, for 2002, the line includes an expanded Town collection of men’s and women’s casual footwear, including the men’s Birch styles, the women’s Solvang styles, and the women’s Brooks styles featuring lug bottoms for traction combined with sleek profiles. The 2002 line also includes a new Aspen Collection of rugged cold-weather footwear featuring seam sealed lugged outsoles and waterproof leathers combined with sheepskin linings to prevent water from coming in and to prevent warmth from escaping. The domestic manufacturer’s suggested retail prices for adult sizes for the Ugg line range from $50.00 to $275.00.

Marketing and Distribution

      The Company’s products are currently distributed throughout the United States by a network of approximately 32 independent sales representatives, organized geographically, who make sales, visit retail stores to train personnel and review sales of the Company’s footwear on a periodic basis. Beginning in 2000, the Company added a separate dedicated independent sales force for the Simple and Ugg brands as these products are sold through different distribution channels and are targeted toward a different consumer than the Company’s Teva brand. The Company’s sales managers for each brand manage their networks of representatives, recruit experienced sales representatives in the industry and coordinate sales to national accounts. The Company currently sells its products internationally through independent distributors. The Company’s goal is to promote retail sales of its products at attractive profit margins for its accounts through selective distribution and marketing, targeted toward distinct groups of consumers. As a result of this approach, the Company’s accounts have a strong incentive to devote greater selling space to the Company’s products, and the Company is better able to assess consumer preferences, the future ordering needs of its customers and inventory requirements.

      The Company’s principal domestic customers include specialty retailers, upscale department stores, outdoor retailers and athletic footwear stores which market products consistent with the Company’s standards and, in the case of Teva, have been approved by the Company’s licensor. The Company’s five largest customers accounted for approximately 20.6% of the Company’s net sales for the year ended December 31, 2001, compared to 20.4% for the year ended December 31, 2000. No single customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2001 or 2000.

      In order to encourage accounts to place orders early in the season the Company has continued with a preseason discount program under which accounts are offered discounts on preseason orders placed. The Company’s strategy is to emphasize this “futures” program, as compared to “at once” sales, in order to stabilize its supply arrangements, reduce the risk of customer cancellations and to benefit from the significant positive impact of the program on the Company’s inventory costs, sourcing schedule and allocation of marketing resources. Consistent with prior years, the Company offered an early delivery program for the spring 2002 season which was delivered the fourth quarter of 2001. This early delivery program allows the Company to reduce the impact of peak warehouse inventory levels during the spring and provides retailers the opportunity to have earlier sell through, lengthening the retail selling season and increasing the potential for inventory turns at retail.

      Domestic deliveries generally originate from the Company’s 126,000 square foot warehouse facility in Ventura County, California. European deliveries originate from a distribution center in the Netherlands, while all other international deliveries originate from offshore factories.

Advertising and Promotion

      The Company attempts to maximize the impact of its advertising, public relations and promotional expenditures by utilizing media that provide high visibility within targeted market segments. The Company’s brand names are generally advertised and promoted through a variety of consumer print advertising campaigns in addition to highly visible editorial coverage in both consumer and trade publications. Retail presence and “point of purchase” materials along with production packaging provide additional visible brand support. The Company’s in-house marketing departments for each brand work closely with targeted accounts in many aspects of these activities.

      The Company continues to advertise its Teva brand through a national print advertising campaign targeted at various different demographic groups. For its core outdoor market, Teva advertises in several outdoor-related magazines, including Backpacker, Outside, National Geographic Adventurer, Paddler, and Sports Illustrated Women, among others. In addition, to promote its newly introduced Elden Trail trailrunner, Teva is advertising in Trail Runner and The Running Network, among other publications. With the broadened appeal of the Teva offerings, including the leather casual models, the Company has also focused its print advertising toward more mainstream print publications, including Shape and National Geographic Traveler. Teva will also target the alternative, youth market with advertisements in Stuff and Adrenaline. In addition, with the introduction of Teva’s first full Fall line in 2002, Teva will increase its advertising in the fall and winter months.

      In order to maintain the Company’s historically high visibility among core outdoor enthusiasts such as professional river rafters, kayakers, mountain bikers and rock climbers, Teva products are given or sold at professional discounts to members of this group. In order to further bolster the loyalty of these individuals, the Company offers categories called “Hydro” and “Terra,” incorporating the latest technological developments and highest quality materials. The Company actively sponsors a group of the world’s best male and female whitewater athletes called Team Teva. Teva also sponsors teams from other outdoor disciplines including the Teva US Mountain Running Team and the SOBE Headshok Mountain Bike Team. By outfitting and sponsoring these highly visible athletes and teams, the Company creates awareness among targeted consumers at relatively low cost. In addition, the Company has traveling promotional and technical representatives who represent the Teva brand at a wide variety of festivals, outdoor sporting events and competitions. Teva is sponsoring over fifty events in 2002, including the Teva Tour, a series of whitewater rafting and kayaking events held between April and October at fourteen rivers across America. Internationally, the Company is also the title sponsor for events in Japan, Canada, Switzerland and Italy. Teva sponsors and promotes these events in order to increase the Company’s visibility for its core outdoor consumer, in addition to the significant marketing available to the more mainstream public with the increasing popularity of viewing these extreme sports. In addition to the Teva Tour, the Teva promotional team attends and sponsors other events including the Teva Mountain Games at Vail, Teva Mountain Running Series, Teva Liquid Lifestyles Film US Tour, Santa Cruz Surf Kayak Festival in Santa Cruz, California, Grandma’s Marathon in Duluth, Minnesota, The Telluride Bluegrass Festival in Telluride, Colorado, and Reggae on the River in Garberville, California, among others.

      The Teva mobile promotions team attends the events in dedicated state of the art promotional vehicles where they showcase Teva products and provide consumers with the opportunity to see and try on the latest styles. The Teva brand has also recently initiated a partnership with Land Rover. Land Rover is now the official vehicle of Team Teva, outfitting the Team Teva athletes and the Teva Technical Representatives in Teva branded Land Rovers throughout the United States.

      With respect to the Simple product line, the Company has continued its national print advertising campaign. Simple print advertisements will appear in niche art, music and style-related youth-focused consumer magazines such as Paper, URB, Surfer and FHM. In addition, the marketing effort focuses around grass roots advertising including wild postering, flyering, and “Go Cards.” As an extension of its grass roots efforts, Simple will launch a national road tour in March 2002 as part of its grass roots marketing campaign, The Stream of Consciousness. A Simple journalist will drive an Airstream trailer across America, visit and sponsor art-related events at universities and create a film documentary of his experiences on the road. A rigorous public relations campaign will focus on obtaining magazine editorial placement in addition to newspaper and television coverage. Recent public relations coverage has appeared in Footwear News, Teen People, Nylon, YM, Footwear Plus, W Magazine, Lucky, Shuz, Shape, and Surfing Girl. These public relations efforts have also resulted in Simple products appearing on television shows such as Friends, Ally McBeal, Dawson’s Creek, and MTV.

      Simple’s marketing efforts are performed internally by an in-house Simple marketing team which works to promote the Simple brand positioning of being “simple” and “down to earth”.

      In 2002, the Company plans to continue to build on the success of the Ugg 2000 and 2001 national print advertising campaigns. The Company continues to target its Ugg products toward luxury consumers who seek high quality, luxurious and fashionable products for cold weather. The Company expects to advertise Fall 2002 Ugg products in upscale publications such as Vogue, In Style and O Magazine. In February 2002, Ugg’s were featured in the Opening and Closing Ceremonies of the 2002 Winter Olympic Games. 1,000 Ugg boots were used to outfit both the children in the Children of Light performances and the individuals presenting medals to athletes at all the events. Both the children and adults were outfitted in Ultra Short Ugg boots. Ugg also received Olympic exposure on the Today Show with Katie Couric the day after the opening ceremonies.

      In addition to this national advertising campaign, the Ugg brand is being supported by national public relations and product placement efforts. In-house marketing personnel work closely with a public relations firm and a product placement agency to gain brand visibility in popular magazines, television shows and feature films. Recent editorial coverage includes articles in magazines such as Glamour, In Style, Cosmopolitan, Marie Claire, Maxim, Shape, Self, O Magazine and Real Simple. Television coverage of Ugg product includes shows such as Friends, Once and Again, Dawson’s Creek, E.R., Will and Grace, Ally McBeal, My Wife and Kids, Judging Amy, Alias, 7th Heaven and Everybody Loves Raymond. These public relations efforts have also resulted in Ugg product appearances in the following recent feature films: America’s Sweethearts, starring Julia Roberts, Snow Dogs, starring Cuba Gooding Jr., American Pie II, starring Sean William Scott, Dinner with Friends, starring Andie McDowell, Josie and the Pussycats, starring Tara Reid and Life as a House, starring Kevin Kline.

      In 2001, 2000 and 1999, the Company incurred $6,087,000, $7,108,000 and $5,602,000 respectively, for advertising, marketing and promotional expenses. In addition to these expenditures, the Company’s 29 international distributors spend additional amounts for marketing the Company’s brands within their respective territories. The Company is required under its Teva License Agreement to spend a minimum amount for advertising and promoting Teva products, based on a percentage of sales. In addition to the minimum contractual marketing expenditures, the Company and the licensor have agreed to each contribute annually a certain percentage of sales toward the promotion of the Teva brand and trademark, with or without particular reference to individual Teva styles.

Design and Product Development

      The design and product development staff for each of the Company’s brands creates and introduces new innovative footwear products that are consistent with the Company’s standards of high quality, combined with comfort and functionality. In addition to its internal design and development staff, the Company has begun to rely more heavily in recent years on outside design firms for a significant portion of the design function. By transitioning much of the design function to independent design firms, the Company has been able to eliminate certain positions, obtain efficiencies and reduce design and development costs considerably in recent years. As a result, research and development costs aggregated $1,034,000, $1,076,000 and $1,607,000 in 2001, 2000 and 1999, respectively, reflecting the operational efficiencies gained under this new approach.

      With respect to Teva, in order to ensure that the Company’s high performance technical products continue to satisfy the requirements of its historical customer base of performance-oriented “core enthusiasts,” the Company’s design staff solicits comments and feedback from its licensor, its Team Teva whitewater athletes and other professional outdoorsmen, as well as several of its retailers, including REI, EMS, Galyans and L.L. Bean. Certain models are modified and technical innovations are developed in response to such comments and feedback. The Company adds new innovations, components and styles to its product line continually. For example, the Company recently designed and introduced a new line of trailrunners incorporating the patented Liquid Frame technology and has incorporated its newly developed Wraptor technology into performance running sandals, an assortment of hikers and certain styles of its high performance Guide sport sandals specifically targeted at professional outdoorsmen and adventurers. In addition, for added traction and durability, the Company has recently incorporated various materials in its sandals, including Spider Rubber®— a sticky, non-slip rubber outsole material for use across wet and dry terrain, Traction RubberTM — a highly durable and abrasion resistant material designed specifically for the extra rigors of land use, and River Rubber® — a non-slip material designed to offer superior grip on smooth wet surfaces such as rocks, fiberglass and raft rubber.

      While Teva continues to develop high performance sport sandals and other rugged outdoor footwear by continually updating and designing new styles for these categories, the Company also continues to increase its focus on the casual footwear market through its Teva, Simple and Ugg brands. The Company continues to introduce and offer new styles of leather and other casual footwear for men and women and has added several new styles of hikers, sport sandals, slip-ons and other shoes to its Teva children’s offering for Spring 2002. The Company has also added several new styles of clogs, sandals, sneakers and leather casuals to its offerings under the Simple line for 2002 including several athletically inspired styles for men and women as well as a re-emphasis on the men’s footwear business, an area where the Company had considerable success in the past. The 2002 Simple line also includes a series of new, innovative styles of womens’ footwear featuring models with low profiles and sleek lines. By monitoring changes in consumer lifestyles and preferences and then focusing first on function and practicality, the Company develops footwear designed to appeal to quality-minded consumers seeking comfortable casual footwear.

      In recent years, the Company has taken steps to take Ugg’s longtime success in the Southern California market and duplicate that success across the United States. In support of this effort, the Company has taken steps in recent years to update the Ugg products in order to make them more functional for use in cold and wet climates. For example, the 2002 line includes a new Aspen Collection of cold weather boots, shoes and clogs featuring seam sealed lugged outsoles and waterproof leathers combined with sheepskin linings for high functionality and comfort. In addition, the Company has added a new Brooks Series to its women’s Town Collection, featuring styles with a new lugged outsole, contemporary styling and wool fleece linings which are designed to keep feet dry and comfortable in both warm and cold climates. The Ugg brand continues to design and offer more fashionable and unique upper styles to help differentiate Ugg from the low cost imitation brands.

      Integral factors in the design and product development process include an evaluation of the availability and cost of raw materials, the capabilities of the factories that will manufacture products and the target retail price of new models and lines. The design and development staff works closely with brand management to develop new styles of footwear and components for their various product lines. Drawings and prototypes are utilized to produce samples of proposed new concepts. Throughout the development process, members of the design staff coordinate closely with each other and with the Company’s product development, manufacturing and sourcing personnel toward a common goal of developing and sourcing a high-quality product that will be delivered on a timely basis. The Company endeavors to minimize the risk of changing fashion trends by offering a diverse line of functional products and closely monitoring sales to its accounts after introduction.

Product Sourcing

      The Company currently sources all of its Teva and Simple footwear and a portion of its Ugg footwear from independent contract manufacturers in the Far East. The Company imports the remainder of its Ugg footwear from independent contract manufacturers in Australia and New Zealand. The Company is not involved in the direct manufacture of footwear, but rather sources completed footwear, produced to required specifications, directly from these independent contractors. As the Company continues to grow, it expects to continue to rely heavily on its independent contractors for its sourcing needs.

      The manufacturing of footwear by the Company’s independent contractors is performed in accordance with detailed specifications provided by the Company and is subject to quality control standards. In efforts to ensure the production of high quality products, many of the materials and components used in production are purchased from independent suppliers designated by the Company. The Company believes that its completed footwear as well as the various raw materials and components used in the manufacture of the footwear, including rubber, leather, nylon webbing and sheepskin, are generally available from multiple sources at competitive prices.

      The Company generally does not have any long-term agreements with the manufacturers or suppliers of its products, but does business based on individual purchase orders.

Quality Control

      The Company has instituted inspections and other procedures to satisfy the high quality demanded by users of the Company’s products. The Company’s quality assurance program includes inspection procedures at the factory level as well as a final inspection upon arrival of product at the Company’s distribution center. The Company uses on-site inspectors at its independent suppliers who oversee the production process and perform quality assurance inspections. In addition, the products undergo further inspection procedures prior to being accepted at the Company’s domestic distribution center.

Licenses

      Teva License. The Company has been selling its Teva line of sport sandals and other footwear since 1985 pursuant to various license arrangements with Mark Thatcher, the inventor of the Teva sport sandal and the owner of the Teva patents and trademark. Mr. Thatcher owns seven United States patents on designs used in Teva footwear and has a United States trademark registration for the Teva mark.

      On June 7, 1999, the Company signed a new license agreement (the “License Agreement”) for Teva, which became effective January 1, 2000. Under the License Agreement, the Company has the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. Apparel and other non-footwear products are not covered by the License Agreement. The License Agreement is automatically renewable through 2008 and through 2011 under two renewal options, provided that minimum required sales levels are achieved. These required minimum annual sales levels are $107.9 million in 2004 and $137.3 million in 2008, both of which are significantly greater than the annual sales of $61.2 million achieved by the Company in 2001. The Company believes it is unlikely to achieve the contractual minimum for 2004 and has begun discussions with the licensor to address this issue. However, the Company can provide no assurances that it will be successful in its efforts to reach an acceptable resolution.

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

      As additional consideration, the Company paid the licensor a licensing fee of $1,000,000 in 1999 and issued the licensor 428,743 shares of its previously unissued common stock valued at $1,608,000. The Company has recorded the license as an intangible asset equal to the cash and market value of the stock issued on the date of the License Agreement. These shares are subject to various contractual and other holding period requirements. In addition, the Company has agreed to grant the licensor not less than 50,000 stock options on the Company’s common stock annually, at an exercise price equal to the market value on the date of grant.

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

      The License Agreement provides that the licensor, in his sole discretion, may take any action against parties believed to be infringing upon the licensor’s trademark, patents and other intellectual property. The licensor is fully responsible for any legal and other costs incurred in such actions and is entitled to any recovery resulting from the actions. The Company may not participate in any such action or in any other action regarding the infringement of the Teva intellectual property without the licensor’s prior written consent.

      In the event that the license term is automatically renewed beyond 2004, the Company must achieve minimum annual sales levels for the years 2005 through 2011. These minimum annual sales levels are based upon certain percentages of net sales in the preceding calendar year. If the Company is not able to achieve the minimum annual sales levels for two years during a renewal term, the License Agreement can be terminated at the option of the licensor. Currently, annual sales of Teva products are substantially below the required minimums.

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

      In connection with the execution of the most recent license agreement with Mark Thatcher, the Company received an option to buy Teva and virtually all of its assets, including all worldwide rights to Teva. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. For the first option period, January 1, 2000 through December 31, 2003, the option price is for an amount equal to the greater of (i) $61.6 million or (ii) 75% of the largest calendar year revenues since January 1, 2000 for the Teva brand, plus $1.6 million. In addition, the Company would issue to Mr. Thatcher 100,000 shares of common stock and options to purchase 100,000 shares of common stock. The purchase price for the second option period, January 1, 2006 to December 31, 2008, is equal to 110% of the average of the aggregate sales for all Teva products for the two calendar years since January 1, 2000 with the highest aggregate net sales. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company’s earnings before interest, taxes, depreciation and amortization. The Company is currently evaluating the possibility of exercising the option in the January 1, 2000 to December 31, 2003 option period. The payment of the purchase price must be completed within 90 days of the exercise of the purchase option. If the Company exercises its purchase option, but subsequently fails to complete the purchase within the 90 day payment period, the purchase option and the Option Agreement will automatically be terminated.

Sale of Heirlooms, Inc.

      The Company and Bob Eason, the designer and founder of Picante clothing, were parties to an agreement pursuant to which the Company owned 50% of Heirlooms, Inc. (“Heirlooms”), the manufacturer and distributor of Picante clothing. In January 2001, the Company sold its 50% interest in Heirlooms back to Mr. Eason for cash of approximately $1,200,000 and a note receivable of approximately $420,000, which was secured by a secondary security interest in the assets of Heirlooms. The selling price was for an amount that approximated the net carrying value of the underlying assets and, accordingly, the resulting gain on the sale was not significant.

Patents and Trademarks

      Mr. Thatcher holds seven United States patents and one patent in each of Australia, New Zealand, Korea, Germany, France, China, Japan and the United Kingdom for Teva footwear. As a result of the expiration of the applicable period during which foreign patent applications were required to have been filed, Mr. Thatcher does not and cannot hold such patent rights in other countries. Mr. Thatcher also currently holds Teva trademark rights in the United States and in several other countries, including, among others, France, Germany, the United Kingdom, Japan and Australia. Mr. Thatcher’s patent and trademark rights are licensed to the Company under the License Agreement discussed previously. Both the Company and Mr. Thatcher regard such proprietary rights as valuable assets, and the Company cooperates with Mr. Thatcher in vigorously protecting such rights against infringement by third parties. To date, Mr. Thatcher has successfully enforced his patent and trademark rights in all 20 concluded lawsuits brought against such third parties. Under certain circumstances, if Mr. Thatcher declines to challenge a potential infringement, the Company may bring an infringement action at its own cost, with Mr. Thatcher’s prior written consent. See “Licenses — Teva License.”

      The Company owns the Simple and Ugg trademarks and has applied for or received registrations for them in the United States and in many foreign countries. The Company has selectively registered style category names and marketing slogans. In addition, the Company holds two design patents for its footwear products.

      The Company has acquired the patent and trademarks for Alp®sport sandals and has registered the Deckers trademark.

Backlog

      Historically, the Company has encouraged and has received a significant portion of its orders as preseason orders, which are generally placed by customers approximately four to eight months prior to shipment date. As discussed above, the Company has emphasized this “futures” business, as compared to “at once” sales, as it allows the Company to better forecast its inventory requirements and assists with the Company’s sourcing schedule. As a result, the Company provides its customers with incentives to participate in such preseason programs. Unfilled customer orders (“backlog”), as of any date, represent orders scheduled to be shipped at a future date and do not represent firm sales. The mix of future and immediate delivery orders can vary significantly from quarter to quarter and year to year. The backlog as of a particular date is affected by a number of factors, including seasonality and the scheduling of manufacture and shipment of products as well as variations in the quarter to quarter and year to year preseason incentive programs. As a result, comparisons of backlog from period to period are not meaningful and the Company’s backlog at any given time is generally not indicative of sales levels expected to be achieved in the future.

Competition

      The casual, outdoor and athletic footwear markets are highly competitive. The Company believes that currently its largest competitors of the Teva line are Nike, Adidas, Timberland, Merrell, Columbia and Salomon. The principal competitors of Simple’s casual line include Steve Madden, Dr. Marten, Camper, and Kenneth Cole and of Simple’s sneaker/sandal line include Skechers, Diesel, Steve Madden, Puma, NM70 and Guess. Ugg’s competitors include Merrell, Rocket Dog, Acorn, Aussie Dogs, LB Evans and Timberland, as well as retailers’ private label footwear.

      Competition in the Company’s footwear is primarily based on brand awareness, product quality, design, price points, fashion appeal, marketing, distribution, performance and brand positioning. The Company’s Teva line of footwear competes primarily on the basis of its authenticity as a recognized brand in the outdoor market, its consumer brand recognition as one of the first sandals of its kind, as well as its high performance nature and its diversity of styles offered. In addition, several of the most popular styles employ a distinctive patented strapping system, which contributes to performance and the brand’s consumer recognition. The Company competes through its Simple line as an alternative brand offering a diversity of simple, back-to-basics styles designed for a variety of recreational and leisure activities. Ugg competes primarily on the basis of its authenticity as well as its brand name recognition as a high quality premium luxury brand, identifiable with the United States sheepskin footwear market. The Company believes its business strategy has resulted in increased awareness for its brands. However, no assurance can be given that in the future the Company will be able to maintain or further increase its brand awareness, maintain or increase its market share or respond to changing consumer preferences.

Risks of Foreign Operations/ Restrictions on Imports

      The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other non-tariff barriers (e.g., quotas), the cost of transportation, restrictions on the transfer of funds, labor unrest and strikes, and in certain parts of the world, political instability. Countries where the Company’s products are manufactured and sold may, from time to time, seek to increase customs duties or impose quotas, all of which have the potential to affect the Company’s operations and its ability to maintain or increase the current level of importation of the Company’s products. The Company is unable to predict the likelihood or frequency of the occurrence of any of these events.

      The products imported by the Company into the United States are subject to various duty rates which are established by law. At the present time these duties range between 8.5% and 12.5% of the entered value of footwear with uppers made principally of leather or sheepskin, and 6.0% and 37.5%, plus $.90 per pair, of the entered value of footwear with uppers made principally of synthetic textiles or plastic. Certain products imported by the Company are exempt from duties pursuant to laws pertaining to products manufactured in certain beneficiary countries. “Entered value” means the value taken into account for purposes of determining the amount of any customs duties or any other duties which may be imposed on the importation of any property. In general, the entered value is normally based on the price paid or payable by the Company to the seller of the imported merchandise.

      From time to time, the Company may be subject to claims for additional duties arising as a result of the United States Customs Service, or similar agencies of foreign countries, disagreeing with the classification and/or valuation used by the Company to enter various styles of footwear.

      In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation. The Company has been contesting the opinion and is working with Dutch Customs to resolve the situation. The Company has since obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future. In the event that Dutch Customs makes a final determination that the anti-dumping provisions are applicable, the Company would have an exposure for prior unpaid anti-dumping duties during 1997 of approximately $500,000, which has been fully accrued as of December 31, 2001.

      The European communities also impose quantitative limits on imports from China of certain leather upper and textile upper footwear. The Company is unable to predict how long the anti-dumping duty and import quota restrictions will remain in effect or changes in the scope or severity of such restrictions.

Employees

      At December 31, 2001, the Company employed approximately 98 full-time employees in its U.S. facilities, 4 at its European subsidiary and 28 at its Hong Kong subsidiaries, none of whom is represented by a union. The Company believes its relationship with its employees is good.

Item 2. Properties

      The Company leases approximately 30,000 square feet for its corporate offices in Goleta, California and approximately 126,000 square feet for its warehouse facility in Ventura County, California. The Company also leases approximately 1,000 square feet of office space in the Netherlands for its European sales and marketing efforts, approximately 2,000 square feet of office space in Macau and 2,600 square feet in China for its Far East staff and less than 1,000 square feet of office space in Japan to support the Asian sales efforts. The Company paid approximately $1,074,000 in rent for all of its facilities in 2001. The terms of the lease for the Company’s European facilities call for “at-will” termination and the Company expects to terminate the lease in April 2002. The term of the lease for the Company’s corporate office is currently on a month to month basis with a six month termination notice required. The lease for the Company’s Ventura County warehouse expires in December 2003 and the lease for the Company’s Macau office space expires in August 2003. The lease for the Company’s China office expires in June 2002. The Japanese office is rented on a month-to-month basis. The Company believes that its existing corporate, manufacturing and warehousing space will be adequate to meet its current and foreseeable requirements, or that suitable additional or alternative space for the Company’s corporate office will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings

      An action was brought against the Company in 1995 by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, Molly) which alleged, among other things, that the Company violated a nondisclosure agreement and obtained trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the United States Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a settlement of approximately $2.0 million, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. In the event that further legal fees and exemplary damages are subsequently awarded, the Company would have an exposure beyond the amounts provided for in the financial statements of up to an additional $2.5 million.

      The Company is a party to litigation in the Netherlands with a former European distributor (the “Distributor”), alleging breach of contract related to the Company’s termination of the previous distributor arrangement. The Company denies the allegations and has filed a countersuit against the Distributor for breach of contract. In the event that the Company is not successful in this matter, the Company believes it would have a potential exposure beyond the amounts provided for in the financial statements of up to an additional $500,000.

      The Company is also involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition or results of operations of the Company. From time to time, Mr. Thatcher and the Company are also involved in other legal proceedings to protect the Teva patents and trademarks from infringement by third parties. Any decision or settlement in any such infringement proceeding which allowed a third party to continue to manufacture and sell the products at issue could have an adverse effect on the Company’s sales to the extent such other similar competing products are purchased in lieu of the Company’s products.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is traded in the National Market System of the NASDAQ stock market (the “NMS”) under the symbol “DECK.”

      As of February 28, 2002, the number of holders of record of the Common Stock was 156 and the number of beneficial owners was approximately 2,100.

	2001		2000

	High	Low	High	Low

First Quarter	$5.13	$3.38	$4.13	$2.50
Second Quarter	4.80	3.41	4.13	2.94
Third Quarter	4.90	3.23	6.50	3.00
Fourth Quarter	4.75	3.41	5.86	4.13

      The Company has never declared or paid cash dividends on its Common Stock and currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon, among other factors, dividend restrictions within the Company’s credit facilities, the Company’s earnings, financial condition and capital requirements. The Company’s credit facility currently prohibits the issuance of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6. Selected Financial Data

      The following tables set forth selected consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 2001.

	Years ended December 31

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Income Statement Data
Net sales	$91,461	113,738	111,099	103,534	108,135
Cost of sales	52,903	63,540	66,051	67,268	64,049

Gross profit	38,558	50,198	45,048	36,266	44,086
Selling, general and administrative expenses	34,040	37,568	38,298	39,064	35,474
Litigation Costs	2,180	—	—	—	—
Loss on factory closure	—	—	—	—	500

Earnings (loss) from operations	2,338	12,630	6,750	(2,798)	8,112
Other expense (income)	(473)	295	1,508	1,320	143

Earnings (loss) before income taxes (benefit)	2,811	12,335	5,242	(4,118)	7,969
Income taxes (benefit)	1,185	5,320	2,358	(1,211)	3,445

Net earnings (loss)	$1,626	7,015	2,884	(2,907)	4,524

Net earnings (loss) per common share:
Basic	$.18	.77	.33	(.34)	.50
Diluted	.17	.74	.32	(.34)	.50

Weighted-average common shares outstanding:
Basic	9,247	9,093	8,834	8,632	8,961
Diluted	9,661	9,476	8,981	8,632	9,012

	At December 31

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data
Current assets	$61,358	53,650	49,044	59,309	48,801
Current liabilities	19,193	13,168	10,386	17,174	9,579
Total assets	85,884	77,712	73,482	84,373	74,693
Long-term debt, less current Installments	159	449	6,276	15,199	7,983
Total stockholders’ equity	66,532	64,095	56,820	52,000	57,131

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to expectations regarding sales and earnings per share, expectations regarding the Company’s liquidity, the potential impact of certain litigation, the potential impact of the possible acquisition of Teva and the impact of seasonality on the Company’s operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying “Risk Factors” section, the last paragraph under “Liquidity and Capital Resources”, the discussion under “Seasonality” and other sections of this Annual Report on Form 10-K. These forward-looking statements are based on the Company’s expectations as of March 2002. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K.

Results of Operations

      The following table is derived from the Company’s statement of earnings and sets forth, for the periods indicated, certain operating data as a percentage of net sales.

	Years ended December 31

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of sales	57.8	55.9	59.5

Gross profit	42.2	44.1	40.5
Selling, general and administrative expenses	37.2	33.0	34.5
Litigation costs	2.4	—	—

Earnings from operations	2.6	11.1	6.0
Other expense (income)	(0.5)	0.2	1.3

Earnings before income taxes	3.1	10.9	4.7
Income taxes	1.3	4.7	2.1

Net earnings	1.8	6.2	2.6

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net sales decreased by $22,277,000, or 19.6%, between the years ended December 31, 2001 and 2000. The decrease is largely attributable to the weakness in the domestic economy, the softness in the retail environment, the reduction in international sales, an overall decrease in demand for sandals in 2001, delays in new product introductions for Teva, the colder weather during Spring 2001 in the Company’s key markets for Teva sandals and the reduction in sales to Track ‘n Trail, one of the Company’s largest customers, which filed for bankruptcy in April 2001. In addition, in January 2001, the Company sold its interest in Heirlooms, Inc., the distributor of Picante brand apparel, and approximately $2,316,000 of the decrease in sales is due to the exclusion of sales resulting from the Company’s sale of this brand. Aggregate net sales of Teva decreased to $61,221,000 for the year ended December 31, 2001 from $79,732,000 for the year ended December 31, 2000, a 23.2% decrease. Net sales of Teva represented 66.9% and 70.1% of net sales in the years ended December 31, 2001 and 2000, respectively. Net sales of footwear under the Simple product line decreased 33.5% to $10,853,000 from $16,328,000 from the year ended December 31, 2000. Net sales of Ugg increased 25.3% to a record $19,185,000 for the year ended December 31, 2001 from $15,310,000 for the year ended December 31, 2000 resulting from continued strength in the brand’s historically strong California market, a continuing expansion outside California, an overall increase in the popularity of the Ugg brand and the introduction of several new Ugg styles in 2001. Overall, international sales for all of the Company’s products decreased 32.2%

to $21,096,000 from $31,135,000, representing 23.1% of net sales in 2001 and 27.4% in 2000. The volume of footwear sold decreased 13.1% to 3,705,000 pairs during the year ended December 31, 2001 from 4,265,000 pairs during the year ended December 31, 2000, for the reasons discussed above.

      The weighted-average wholesale price per pair sold during the year ended December 31, 2001 decreased 4.9% to $24.26 from $25.51 for the year ended December 31, 2000. The decrease was primarily due to an increase in the volume of closeout sales during 2001 compared to 2000. In addition, the Company experienced a change in sales mix away from certain higher priced styles, including the leather casuals, and toward styles with lower average selling prices, including thongs and several styles introduced in 2001 at lower price points. This was partially offset by the impact of a shift in sales mix toward domestic sales, which generally have a higher average selling price than sales in the international markets, and the Company sold a higher volume of Ugg products in 2001 at a much higher average selling price than Teva and Simple styles.

      Cost of sales decreased by $10,637,000, or 16.7%, to $52,903,000 for the year ended December 31, 2001, compared with $63,540,000 for the year ended December 31, 2000. Gross profit decreased by $11,640,000, or 23.2%, to $38,558,000 for the year ended December 31, 2001 from $50,198,000 for the year ended December 31, 2000 and gross margin decreased to 42.2% from 44.1%. The decrease in gross margin was primarily due to an increased impact of closeout sales, as well as lower margins in the pricing of the 2001 product line compared to the 2000 line in response to competitive pressures, partially offset by a reduction in inventory write-downs.

      The Company carries its inventories at the lower of cost or market, using a reserve for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the year ended December 31, 2001, the Company had a net decrease in the reserve for inventory obsolescence of approximately $321,000, primarily due to the sale of domestic inventory for Teva and Simple product for which a write-down had previously been recorded, as well as the sale of the Company’s remaining Canadian inventory, for which a write-down had also previously been recorded in connection with the Company’s transition to a distributor in the Canadian market. For the year ended December 31, 2000, the Company had net additions to the reserve for inventory obsolescence of approximately $435,000, reflecting inventory write-downs to estimated market values for Teva and Simple in the United States and write-downs of Canadian Teva and Simple inventory in connection with the shift to a distributor for that territory.

      Selling, general and administrative expenses decreased by $3,528,000, or 9.4%, to $34,040,000 for the year ended December 31, 2001, compared with $37,568,000 the year ended December 31, 2000, and increased as a percentage of net sales to 37.2% in 2001 from 33.0% in 2000. The decrease in selling, general and administrative expenses was primarily due to lower commissions and royalties on the lower sales levels, reductions in marketing costs, payroll costs and bad debt expense, as well as the elimination of selling, general and administrative expenses associated with the Company’s former Heirlooms subsidiary. In addition, during 2000 the Company had a non-recurring charge of approximately $400,000 for European anti-dumping duties dating back to 1997. These reductions were partially offset by additional amortization expense in 2001 resulting from the Company’s $1.6 million payment for an extension of the option term for the Company’s option to acquire Teva, which is being amortized over the three-year period ending December 31, 2003. Despite the overall decrease in dollar amounts, the selling, general and administrative expenses as a percentage of net sales increased for the year ended December 31, 2001 compared to the year ended December 31, 2000 as certain operating costs are fixed and did not decrease in proportion to the decrease in consolidated net sales.

      During the year ended December 31, 2001, the United States Court of Appeals affirmed the March 17, 1999 judgment against the Company in connection with a case brought in Montana. As a result, the Company recorded a charge of approximately $2.2 million related to this litigation in 2001.

      Earnings from operations for the Teva brand were $12,407,000 for the year ended December 31, 2001 compared to $19,953,000 for year ended December 31, 2000. The decrease is largely due to the decrease in sales in both the domestic and international markets, an increased impact of closeout sales, lower gross margins in the pricing of the 2001 line compared to the 2000 line, and increased amortization costs related to the $1.6 million extension of the Teva purchase option, partially offset by a reduced impact of inventory write-downs and lower marketing costs. The Simple brand experienced earnings from operations of $241,000 for the year ended December 31, 2001 compared to $2,501,000 for the year ended December 31, 2000 as a result of the decrease in sales, the increased impact of closeout sales during the period, lower gross margins on certain newly introduced styles and the bad debt write-off for Track ‘n Trail. Earnings from operations for the Ugg brand were $3,674,000 for the year ended December 31, 2001 compared to earnings from operations of $2,863,000 for the year ended December 31, 2000 largely due to the increase in sales, partially offset by the bad debt write-off for Track ‘n Trail. Additionally, the earnings from operations for the Teva and Simple segments decreased versus that experienced in the year ago period as certain costs are fixed and did not decrease in proportion to the decrease in consolidated net sales.

      Net interest income was $308,000 for the year ended December 31, 2001 compared with net interest expense of $67,000 for the year ended December 31, 2000, primarily due to the Company’s significantly improved cash position in 2001.

      For the year ended December 31, 2001, income tax expense was $1,185,000, representing an effective income tax rate of 42.2%. For the year ended December 31, 2000, income tax expense was $5,320,000, representing an effective income tax rate of 43.1%. The decrease in the effective income tax rate in 2001 is largely attributed to the elimination of a previously existing valuation allowance against deferred tax assets in 2001 related to net operating loss and other income tax credit carryforwards being fully utilized, partially offset by the increased impact of non-deductible goodwill amortization in 2001.

      For the year ended December 31, 2001, the Company’s net earnings decreased 76.8%, to $1,626,000 from $7,015,000 for the year ended December 31, 2000, for the reasons discussed above.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net sales increased by $2,639,000, or 2.4%, between the years ended December 31, 2000 and 1999. Aggregate net sales of Teva decreased to $79,732,000 for the year ended December 31, 2000 from $80,963,000 for the year ended December 31, 1999, a 1.5% decrease. This decrease occurred as the Company sold significantly fewer products to the athletic retail channels as the Company did not target this distribution channel in 2000. However, given the renewed strength in the athletic market since that time, the Company has subsequently taken steps to return to this segment of the market for 2002 and beyond. This decrease in sales in the athletic retail channels was partially offset by an increase in sales in international markets and the introduction of hikers and other closed Teva footwear in the Fall of 2000. Net sales of Teva represented 70.1% and 72.9% of net sales in the years ended December 31, 2000 and 1999, respectively. Net sales of footwear under the Simple product line increased 5.1% to $16,328,000 from $15,529,000 from the year ended December 31, 1999. The increase in Simple sales was driven primarily by increased sales in the United States on strength in its clog and sandal categories, partially offset by weakness in the brand’s international markets. Net sales of Ugg increased 26.5% to $15,310,000 for the year ended December 31, 2000 from $12,104,000 for the year ended December 31, 1999. This increase was fueled by early cold weather and the introduction of new models in 2000, as well as endorsement on Oprah Winfrey’s television program and magazine. In addition, the Company was successful in its continued efforts to expand its Ugg business beyond its historically strong California business. Overall, international sales for all of the Company’s products increased 7.9% to $31,135,000 from $28,859,000, representing 27.4% of net sales in 2000 and 26.0% in 1999, reflecting Teva’s expansion in the European and Asian markets. The volume of footwear sold increased 2.9% to 4,265,000 pairs during the year ended December 31, 2000 from 4,143,000 pairs during the year ended December 31, 1999, for the reasons discussed above.

      The weighted-average wholesale price per pair sold during the year ended December 31, 2000 increased 0.2% to $25.51 from $25.46 for the year ended December 31, 1999. The slight increase was primarily due to fewer discounted sales in 2000 and a higher volume of Ugg sales in 2000, which carry a much higher average selling price than Teva and Simple. This was partially offset by the impact of a shift in sales mix toward international sales, which generally have a lower average selling price than sales in the domestic market, as well as the Company sold a higher proportion of lower priced footwear such as children’s styles and thongs.

      Cost of sales decreased by $2,511,000, or 3.8%, to $63,540,000 for the year ended December 31, 2000, compared with $66,051,000 for the year ended December 31, 1999. Gross profit increased by $5,150,000, or 11.4%, to $50,198,000 for the year ended December 31, 2000 from $45,048,000 for the year ended December 31, 1999 and gross margin increased to 44.1% from 40.5%. The increase was primarily the result of improved inventory management, the reduced impact of sales returns and discounted sales and improved pricing and sourcing.

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

      Selling, general and administrative expenses decreased by $730,000, or 1.9%, to $37,568,000 for the year ended December 31, 2000, compared with $38,298,000 for the year ended December 31, 1999, and decreased as a percentage of net sales to 33.0% in 2000 from 34.5% in 1999. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to the non-recurrence of the special charges incurred in the first half of 1999 related to severance costs and litigation, as well as reductions in apparel operating costs, warehouse costs and European operating costs. These reductions were partially offset by increased marketing and promotional spending in 2000 compared to 1999 and the increase in the reserve for exposure to European anti-dumping duties in 2000.

      Earnings from operations for the Teva brand were $19,953,000 for the year ended December 31, 2000 compared to $16,775,000 for year ended December 31, 1999. The increase is largely due to higher gross margins due to improvements in the pricing and sourcing of the 2000 line, fewer inventory write-downs in 2000 and lower apparel costs with the closing of the apparel business, partially offset by an increase in marketing expenses. The Simple brand experienced earnings from operations of $2,501,000 for the year ended December 31, 2000 compared to earnings from operations of $3,701,000 for the year ended December 31, 1999 as a result of increased inventory write-downs, increased marketing, bad debts and payroll costs. Earnings from operations for the Ugg brand were $2,863,000 for the year ended December 31, 2000 compared to earnings from operations of $1,189,000 for the year ended December 31, 1999 largely due to the increase in sales and fewer inventory write-downs.

      Net interest expense decreased to $67,000 for the year ended December 31, 2000 from $1,404,000 for the year ended December 31, 1999, primarily due to significantly decreased average borrowings on the Company’s credit facility in 2000, partially offset by higher average interest rates.

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

      For the year ended December 31, 2000, the Company’s net earnings increased 143.2%, to $7,015,000 from $2,884,000 for the year ended December 31, 1999, for the reasons discussed above.

Outlook

      Sales and Earnings per Share Expectations. The Company currently expects its sales and earnings to be lower during the first half of 2002 in comparison to the same period last year due to weakness in the domestic and global economies compared to last year, coupled with the difficult retail environment and the uncertainties related to world events. However, given the continuing strength of the Ugg brand, which historically sells well in the latter half of the year, the introduction of a new Teva fall line of hikers, trailrunners and rugged outdoor footwear styles, as well as some recent signs of improvement in the economy, the Company expects year over year gains in the third and fourth quarters of 2002. Overall, the Company currently expects net sales for the fiscal year ending December 31, 2002 to range from $88 million to $91 million. For the calendar year 2002, the Company currently expects sales of its Teva product line to range from $58 million to $60 million; Simple to be approximately $10 million; and Ugg to range from $20 million to $21 million. In addition, excluding the effects of the implementation of SFAS 142 (see discussion under “Recently Issued Pronouncements”), the Company currently expects its diluted earnings per share for the year ending December 31, 2002 to range from $0.17 to $0.20. Including the cumulative effect of the change in accounting principle for the goodwill impairment charge resulting from the implementation of SFAS 142, the Company expects its 2002 net loss per share to range from approximately $0.75 to $0.78.

Liquidity and Capital Resources

      The Company’s liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At December 31, 2001, working capital was $42,165,000 including $16,689,000 of cash. Cash provided by operating activities aggregated $11,049,000 for the year ended December 31, 2001. Trade accounts receivable decreased 11.9% since December 31, 2000 due to the reduction in sales during the period. Inventories increased 7.5% since December 31, 2000 primarily due to an increase in Teva international inventories in transit from factories to distributors at year end resulting from logistical delays in shipping and customs clearance at December 31, 2001.

      At December 31, 2001, the Company had a credit facility (“the Facility”) providing for a maximum availability of $50,000,000, subject to a borrowing base of up to 85% of eligible accounts receivables, as defined, and 65% of eligible inventory, as defined. The Facility was secured by substantially all assets of the Company and included a tangible net worth covenant, requiring the Company to maintain tangible net worth, as defined, of $30,000,000. The Company was in compliance with this covenant at December 31, 2001. At December 31, 2001, the Company had no outstanding borrowings under the Facility and had outstanding letters of credit aggregating $3,002,000. The Company had credit availability under the Facility of $8,699,000 at December 31, 2001.

      On February 22, 2002, the Facility expired and was replaced with a new revolving credit facility with a new bank (the “New Facility”) which expires June 1, 2004. The New Facility provides for a maximum availability of $20,000,000, subject to a borrowing base only when outstanding borrowings, including outstanding letters of credit and foreign currency forward contracts, exceed $10 million. In general, the borrowing base is currently equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10 million of borrowings may be in the form of letters of credit. The New Facility bears interest at the bank’s prime rate minus 0.5%, or at the Company’s option, at LIBOR plus 1.375% to 1.625%, depending on the Company’s ratio of liabilities to effective tangible net worth, and is secured by substantially all assets of the Company’s domestic operations. The New Facility includes an annual commitment fee equal to 0.125% of the average unused line amount. The agreement underlying the New Facility includes several financial covenants including a quick ratio requirement, a requirement for liabilities to effective tangible net worth ratio, profitability requirements and, when borrowings exceed $10 million, a minimum inventory turnover requirement. The Company is in compliance will all covenants of the New Facility.

      Capital expenditures totaled $2,455,000 for the year ended December 31, 2001. The Company’s capital expenditures related primarily to the Company’s implementation of a new computer system that was placed into service in 2001. The Company currently has no material future commitments for capital expenditures.

      The Company’s Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions, the Company’s cash availability and the terms of the Company’s new revolving credit facility. Under this program, the

Company repurchased approximately 973,000 shares for aggregate cash consideration of approximately $7,499,000 prior to 1999. No shares were repurchased during the years ended December 31, 1999, 2000 and 2001. At December 31, 2001, approximately 1,227,000 shares remain available for repurchase under the program.

      The Company sells its Teva line of footwear pursuant to an exclusive licensing agreement. The agreement became effective January 1, 2000 and continues through December 31, 2004. If minimum annual sales levels are achieved in 2004, the license automatically renews for an additional four years, through December 31, 2008. If minimum annual sales levels are achieved in 2008, the license automatically renews again through December 31, 2011. However, if the minimum annual sales levels are not achieved in 2004 or 2008, the license expires and the Company will no longer be able to sell Teva footwear. These required minimum annual sales levels are $107.9 million in 2004 and $137.3 million in 2008, both of which are significantly greater than the annual sales of $61.2 million achieved by the Company in 2001. Also, Mr. Thatcher may terminate the licensing agreement if the Company breaches certain of its other obligations under the agreement. The Company believes it is unlikely to achieve the contractual minimum for 2004 and has begun discussions with the licensor to address this issue. However, the Company can provide no assurances that it will be successful in its efforts to reach an acceptable resolution. Sales of Teva footwear and apparel accounted for approximately 66.9%, 70.1% and 72.9% of the Company’s net sales for fiscal years 2001, 2000 and 1999, respectively. The termination of the license would have a material adverse effect on the Company’s results of operations.

      The license agreement provides for royalties using a sliding scale ranging from 5.0% to 6.5% of annual sales, depending upon sales levels, and includes minimum annual royalties ranging from $4.4 million in 2002 to $7.6 million in 2011. The agreement also requires minimum advertising and promotional expenditures of 5.0% of annual sales for domestic sales and 6.5% for international sales. In addition to the minimum advertising and promotional costs, the Company and the licensor have agreed to each contribute annually 0.5% of annual sales toward the promotion of the Teva brand and trademark, with or without particular reference to individual styles.

      In connection with the execution of the most recent license agreement with Mark Thatcher, the Company received an option to buy Teva and virtually all of its assets, including all worldwide rights to Teva. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. For the first option period, January 1, 2000 to December 31, 2003, the option price is for an amount equal to the greater of (i) $61.6 million or (ii) 75% of the largest calendar year revenues since January 1, 2000 for the Teva brand, plus $1.6 million. In addition, the Company would issue to Mr. Thatcher 100,000 shares of common stock and options to purchase 100,000 shares of common stock. The purchase price for the second option period, January 1, 2006 to December 31, 2008, is equal to 110% of the average of the aggregate net sales for all Teva products for the two calendar years since January 1, 2000 with the highest aggregate net sales. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company’s earnings before interest, taxes, depreciation and amortization. The exercise of either option will require a significant amount of additional financing. There are no assurances that the additional financing will be available.

      In the event that the Company exercises its option to acquire the Teva brand, the Company would acquire virtually all assets including all Teva patents, tradenames, trademarks and all other intellectual property. The Company currently has the worldwide license for Teva footwear and pays the licensor a royalty ranging from 6.5% to 5.0% of net sales of Teva products. By acquiring Teva, the Company would eliminate the payment of royalties to the licensor. In addition, the Company would own the Teva name and be able to pursue extension of the brand into other areas including apparel, outdoor gear and similar items, either through licensing to others or otherwise. The Company believes there are significant opportunities in this area given the strength of the Teva brand in the outdoor market. In conjunction with the Company, the licensor has already developed licensing arrangements for Teva apparel in certain markets. By acquiring Teva, the Company would receive these existing royalty income streams, as well as any royalties from additional future licensees. Also, upon exercise of the option, the Company would own the licensor’s growing and profitable catalog and internet retailing business.

      The Company believes that by exercising its option to acquire Teva, it will be able to significantly improve its earnings before interest, taxes, depreciation and amortization (“EBITDA”). In 2001, the Company sold approximately $62 million of Teva products, paying a royalty of approximately $4.2 million and incurring approximately $0.3 million of additional costs that the Company believes could have been eliminated had the Company owned Teva outright. In addition, the licensor’s catalog/internet business yielded EBITDA of approximately $0.7 million in 2001. Accordingly, had the Company owned Teva in 2001, it would have been able to improve its EBITDA by approximately $5.2 million.

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

Seasonality

      Financial results for the outdoor and footwear industries are generally seasonal. Sales of each of the Company’s different product lines have historically been higher in different seasons with the highest percentage of Teva sales occurring in the first and second quarter of each year and the highest percentage of Ugg sales occurring in the fourth quarter, while the quarter with the highest percentage of annual sales for Simple has varied from year to year.

      Historically, the Company’s sales have been greater in the first and second quarters, Teva’s strong selling season, than in the third and fourth quarters. However, given the Company’s current expectations for a decrease in Teva sales for the first half of 2002 compared to 2001 combined with the anticipated continuing increase in Ugg sales in the Fall of 2002 and the launch of the new Fall 2002 Teva and Simple product lines, the Company currently expects sales in the fourth quarter to equal or exceed the sales levels for the second quarter of 2002. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company’s customers continuing to carry and promote its various product lines, among other risks and uncertainties. See also the discussion regarding forward-looking statements under “Risk Factors”.

Other

      The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

Critical Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Revenue Recognition. The Company derives its revenue from the sale of its products. In general, revenue is recognized upon shipment of the merchandise. Domestically, goods are shipped directly from the Company’s domestic distribution center in California, and revenue is recognized upon shipment from the distribution center (FOB shipping point). For certain European accounts, product is shipped from the independent factories on a delivered duty paid basis (“DDP”) whereby the goods are delivered from the independent factories to a third party warehouse in the Netherlands where the goods are custom cleared and transferred to the distributors. In accordance with the DDP terms, the related revenue is recognized upon customs clearance. For virtually all other international accounts, the goods are delivered directly from the independent factories to the distributors on an FOB shipping point basis and revenue is recognized upon shipment from the factory.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of revenues and expenses during the reporting period. The Company bases these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates.

      Specifically, management must make estimates in the following areas:

Allowance for doubtful accounts. The Company provides a reserve against receivables for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions, historical experience and the customers’ credit-worthiness. Receivables which are subsequently determined to be uncollectible are charged or written off against this reserve. Reserves have been fully established for all expected or probable losses of this nature. The gross trade accounts receivable balance was $22.4 million and the allowance for doubtful accounts was $2.0 million at December 31, 2001.

Reserve for sales discounts. A significant portion of the Company’s domestic net sales and resulting accounts receivable have an associated discount which the customers may take, generally based upon meeting certain order, shipment and payment timelines. The Company estimates the amount of discounts which are expected to be taken against the period end accounts receivable, and records a corresponding reserve for sales discounts. The Company determines the amount of the reserve for sales discounts considering the amounts of available discounts in the period end accounts receivable aging and historical discount experience, among other factors. At December 31, 2001 the reserve for sales discounts was approximately $0.8 million.

Allowance for estimated returns. The Company records an allowance for anticipated future returns of goods shipped prior to period-end. In general, the Company accepts returns for damaged or defective products, but discourages returns for other reasons. The amount of the allowance is determined based upon any approved customer requests for returns, historical returns experience, and any recent events which could result in a change in historical returns rates, among other factors. The allowance for returns at December 31, 2001 was $1.2 million.

Inventory write-downs. Inventories are stated at lower of cost or market. The Company reviews the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, the Company writes the inventory down to estimated future net selling prices. Inventories were stated at $18.4 million, net of a reserve for inventory write-downs of $0.9 million at December 31, 2001.

Valuation of goodwill, intangible and other long-lived assets. The Company periodically assesses the impairment of goodwill, intangible and other long-lived assets based on assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable. Among other considerations, the following factors are considered:

•	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

•	the Company’s future plans regarding utilization of the asset;

•	any changes in legal ownership of rights to the asset; and

•	changes in customer demand or acceptance of the related brand names, products or features associated with the assets.

If the assets are considered to be impaired, an impairment loss is recognized equal to the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, the Company bases the useful lives and related amortization or depreciation expense on the estimate of the period that the assets will generate revenues or otherwise be used by the Company.

In 2002, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” will become effective and as a result, the Company expects to record a goodwill impairment charge in the first quarter of 2002. See full discussion under “Recently Issued Pronouncements”.

Litigation reserves. Estimated amounts for claims that are probable and that can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation.

Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the expected realization of these assets depends on future taxable income, the ability to deduct tax loss carryforwards against future taxable income, and the effectiveness of the Company’s tax planning.

      Advertising, Marketing and Promotion Costs. Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. In 2001, approximately $6.1 million of advertising, marketing and promotion costs were charged to operations and approximately $0.7 million of prepaid advertising and promotion expenses were included in prepaid and other assets at December 31, 2001.

      Derivatives. The Company may enter into foreign currency forward contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to sales of goods in Eurodollars. Derivative financial instruments are not used for speculative purposes. At December 31, 2001, the Company had foreign currency forward contracts to purchase $4.8 million U.S. dollars for approximately 5.4 million Eurodollars.

      In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, these foreign currency cash flow hedges are recorded at fair value in the accompanying balance sheet with unrealized gains and losses on outstanding foreign currency forward contracts recorded in the financial statements as a component of other comprehensive income net of deferred taxes, to the extent they are effective hedges.

Recently Issued Pronouncements

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. As a result, the Company recognizes financial instruments, such as foreign currency forward contracts, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically through the statement of earnings or through stockholders’ equity as a component of accumulated other comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the statement of earnings against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are currently reported in earnings. The implementation of this standard did not have a significant impact on the Company’s financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with the provisions of SFAS 142. The amortization of goodwill and intangible assets with indefinite useful lives ceases upon adoption of SFAS 142 which is effective for fiscal years starting after December 15, 2001. Amortization of goodwill and intangible assets with indefinite useful lives was approximately $809,000, $811,000 and $811,000 for fiscal years ended December 31, 2001, 2000 and 1999, respectively. The Company has evaluated the impact of SFAS 142 as of January 1, 2002 and currently expects an impairment charge of approximately $9.8 million ($9.0 million after tax benefit), or approximately $1.03 per share ($0.95 after tax benefit), will result from the Company’s implementation of this new standard, including approximately $7.8 million for impairment of Ugg’s intangible assets and approximately $2.0 million for impairment of Simple’s intangible assets. This preliminary information is unaudited and subject to final review by management. This charge will be recorded as a cumulative effect of an accounting change, net of the related tax impact, in the Company’s financial statements for the three months ending March 31, 2002.

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS 144 will not have a material impact on its financial position or results from operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Derivative Instruments. Beginning in the fourth quarter of 2001 and continuing at least through the fall 2002 season, a substantial portion of the Company’s European sales will be denominated in Euros. In order to mitigate the Company’s exposure to fluctuations in the foreign currency exchange rate, the Company has entered into forward contracts for approximately 5.4 million Euros. See Note 9 to the accompanying consolidated financial statements.

      Market Risk. The Company’s market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States and changes in the Eurodollar rate. The Company’s credit facility provides for interest on outstanding borrowings at rates tied to prime rate, or at the Company’s election tied to the Eurodollar rate. At December 31, 2001, the Company had no outstanding borrowings under its credit facility.

Item 8. Financial Statements and Supplementary Data

      See Item 14(a) and page 32 for an index to the consolidated financial statements and supplementary information included herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

      All other schedules are omitted because they are not applicable or the required information is shown in the Company’s consolidated financial statements or the related notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Deckers Outdoor Corporation:

      We have audited the accompanying consolidated financial statements of Deckers Outdoor Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note(1)(r) to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Los Angeles, California

February 16, 2002, except as to the last
paragraph of Note 4, which is
as of February 22, 2002

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2001 and 2000

ASSETS

	2001	2000

Current assets:
Cash and cash equivalents	$16,689,000	9,057,000
Trade accounts receivable, less allowance for doubtful accounts of $2,014,000 and $2,144,000 as of December 31, 2001 and 2000, respectively	20,395,000	23,143,000
Inventories (note 2)	18,425,000	17,146,000
Prepaid expenses and other current assets	1,694,000	1,541,000
Refundable income taxes (note 5)	995,000	119,000
Deferred tax assets (note 5)	3,160,000	2,644,000

Total current assets	61,358,000	53,650,000
Property and equipment, at cost, net (note 3)	3,857,000	2,998,000
Intangible assets, less applicable amortization	19,941,000	20,471,000
Other assets, net	728,000	593,000

	$85,884,000	77,712,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current installments of long-term debt (note 4)	$290,000	1,046,000
Trade accounts payable	13,915,000	8,020,000
Reserve for returns	1,235,000	1,080,000
Accrued sales commissions	1,215,000	451,000
Accrued payroll	982,000	1,646,000
Other accrued expenses	1,556,000	925,000

Total current liabilities	19,193,000	13,168,000

Long-term debt, less current installments (note 4)	159,000	449,000
Commitments and contingencies (note 8)
Stockholders’ equity (note 6):
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued 10,297,309 and outstanding 9,324,357 at December 31, 2001; issued 10,108,929 and outstanding 9,135,977 at December 31, 2000	93,000	91,000
Additional paid-in capital	25,689,000	25,003,000
Retained earnings	41,251,000	39,625,000
Accumulated other comprehensive income (note 9)	123,000	—

	67,156,000	64,719,000
Less note receivable from stockholder/ former officer	624,000	624,000

Total stockholders’ equity	66,532,000	64,095,000

	$85,884,000	77,712,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Three-year period ended December 31, 2001

	2001	2000	1999

Net sales (note 10)	$91,461,000	113,738,000	111,099,000
Cost of sales	52,903,000	63,540,000	66,051,000

Gross profit	38,558,000	50,198,000	45,048,000
Selling, general, and administrative expenses (note 7)	34,040,000	37,568,000	38,298,000
Litigation costs (note 8)	2,180,000	—	—

Earnings from operations	2,338,000	12,630,000	6,750,000

Other expense (income):
Interest expense (income), net	(308,000)	67,000	1,404,000
Loss on disposal of assets	10,000	57,000	3,000
Other expense (income)	(175,000)	171,000	101,000

	(473,000)	295,000	1,508,000

Earnings before income taxes	2,811,000	12,335,000	5,242,000
Income taxes (note 5)	1,185,000	5,320,000	2,358,000

Net earnings	$1,626,000	7,015,000	2,884,000

Net earnings per share:
Basic	$0.18	0.77	0.33
Diluted	0.17	0.74	0.32

Weighted average shares:
Basic	9,247,000	9,093,000	8,834,000
Diluted	9,661,000	9,476,000	8,981,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME
Three-year period ended December 31, 2001

					Accumulated	Note receivable
	Common stock		Additional		other	from	Total
			paid-in	Retained	comprehensive	stockholder/	stockholders’	Comprehensive
	Shares	Amount	capital	earnings	income	former officer	equity	income

Balance at December 31, 1998	8,522,679	$85,000	22,813,000	29,726,000	—	(624,000)	52,000,000	—
Common stock issued under Teva license agreement (note 7)	428,743	4,000	1,604,000	—	—	—	1,608,000	—
Common stock issued under stock incentive plan	91,352	1,000	284,000	—	—	—	285,000	—
Common stock issued under the employee stock purchase plan	22,231	1,000	42,000	—	—	—	43,000	—
Net earnings	—	—	—	2,884,000	—	—	2,884,000	2,884,000

Total comprehensive income								2,884,000

Balance at December 31, 1999	9,065,005	91,000	24,743,000	32,610,000	—	(624,000)	56,820,000	—
Fair value of options issued under Teva license agreement (note 7)	—	—	78,000	—	—	—	78,000	—
Common stock issued under stock incentive plan	40,671	—	118,000	—	—	—	118,000	—
Common stock issued under the employee stock purchase plan	30,301	—	64,000	—	—	—	64,000	—
Net earnings	—	—	—	7,015,000	—	—	7,015,000	7,015,000

Total comprehensive income								7,015,000

Balance at December 31, 2000	9,135,977	91,000	25,003,000	39,625,000	—	(624,000)	64,095,000	—
Fair value of options issued under Teva license agreement (note 7)	—	—	152,000	—	—	—	152,000	—
Common stock issued under stock incentive plan	162,344	2,000	475,000	—	—	—	477,000	—
Common stock issued under the employee stock purchase plan	26,036	—	59,000	—	—	—	59,000	—
Net earnings	—	—	—	1,626,000	—	—	1,626,000	1,626,000
Unrealized gains on hedging derivatives	—	—	—	—	123,000	—	123,000	123,000

Total comprehensive income								1,749,000

Balance at December 31, 2001	9,324,357	$93,000	25,689,000	41,251,000	123,000	(624,000)	66,532,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 31, 2001

	2001	2000	1999

Cash flows from operating activities:
Net earnings	$1,626,000	7,015,000	2,884,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,492,000	1,374,000	1,804,000
Amortization of intangible assets	2,085,000	1,566,000	1,322,000
Provision for doubtful accounts	1,658,000	1,994,000	1,820,000
Gain on sale of Heirlooms	(185,000)	—	—
Loss on disposal of assets	10,000	57,000	3,000
Change in deferred tax assets	(444,000)	(1,591,000)	812,000
Stock compensation	227,000	130,000	87,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	784,000	(741,000)	964,000
Inventories	(2,012,000)	957,000	5,562,000
Prepaid expenses and other current assets	(594,000)	841,000	(57,000)
Refundable income taxes	(961,000)	1,505,000	2,643,000
Note receivable from supplier	—	—	782,000
Other assets	275,000	(317,000)	260,000
Increase (decrease) in:
Trade accounts payable	5,951,000	759,000	(686,000)
Accrued expenses	1,137,000	1,102,000	9,000

Net cash provided by operating activities	11,049,000	14,651,000	18,209,000

Cash flows from investing activities:
Proceeds from sale of property and equipment	18,000	19,000	10,000
Purchase of property and equipment	(2,455,000)	(1,755,000)	(947,000)
Proceeds from the sale of Heirlooms	599,000	—	—
Cash paid for intangible assets	(1,566,000)	—	(1,000,000)

Net cash used in investing activities	(3,404,000)	(1,736,000)	(1,937,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	—	(5,834,000)	(14,917,000)
Proceeds from notes payable	—	644,000	—
Repayments of long-term debt	(402,000)	(431,000)	(117,000)
Cash received from issuances of common stock	389,000	130,000	132,000

Net cash used in financing activities	(13,000)	(5,491,000)	(14,902,000)

Net increase in cash and cash equivalents	7,632,000	7,424,000	1,370,000
Cash and cash equivalents at beginning of year	9,057,000	1,633,000	263,000

Cash and cash equivalents at end of year	$16,689,000	9,057,000	1,633,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$112,000	352,000	1,380,000
Income taxes	3,308,000	5,971,000	2,492,000

Supplemental disclosure of noncash investing and financing activities:

In connection with the Teva license renewal in 1999, the Company issued 428,743 shares of common stock valued at $1,608,000.

In connection with the exercise of nonqualified stock options, additional paid-in capital increased by $72,000, $17,000 and $109,000 in 2001, 2000 and 1999, respectively.

In 2000, the Company incurred $715,000 of long-term debt in connection with the acquisition of $568,000 of property and equipment and $147,000 of prepaid expenses.

In 2001, the Company had unrealized gains on hedging derivatives of $123,000.

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1) The Company and Summary of Significant Accounting Policies

     (a) The Company and Basis of Presentation

      The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its wholly-owned subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company builds niche products into global lifestyle brands by designing and marketing innovative, functional, and fashion-oriented footwear, developed for both high performance outdoor activities and everyday casual lifestyle use.

     (b) Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     (c) Revenue Recognition

      Revenue is recognized upon shipment of the merchandise. Allowances for estimated returns, discounts and bad debts are provided for when related revenue is recorded.

     (d) Long-Lived Assets

      It is the Company’s policy to account for long-lived assets, including intangibles, at amortized cost. When circumstances or events trigger a review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that it may be impaired. If this review indicates that the long-lived assets will not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company’s long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As described in note (1)(r), the Company adopted SFAS No. 142, “Goodwill and Other Intangibles”, on January 1, 2002.

     (e) Depreciation and Amortization

      Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from three to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter.

      Goodwill and other intangibles are amortized on the straight-line basis over periods of 20 to 30 years, and 5 to 15 years, respectively. Accumulated amortization at December 31, 2001 and 2000 was $8,756,000 and $6,680,000, respectively. As described in note (1)(r), the Company adopted SFAS No. 142, “Goodwill and Other Intangibles”, on January 1, 2002.

     (f) Fair Value of Financial Instruments

      The fair values of the Company’s cash equivalents, trade accounts receivable, prepaid expenses and other current assets, refundable income taxes, trade accounts payable, and accrued expenses approximate the carrying values due to the relatively short maturities of these instruments.

      The fair value of the Company’s revolving credit line approximates the carrying value due to variable interest rates associated with the credit line.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The fair values of the Company’s other notes payable are estimated by discounting future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company’s bankers. The fair values of these notes approximate the carrying value.

     (g) Stock Compensation

      The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost for employees and nonemployee directors of the Company under APB No. 25 and comply with the pro forma disclosure requirements under SFAS 123. The Company applies the fair value techniques of SFAS 123 to measure compensation cost for options/warrants granted to nonemployees.

     (h) Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns and discounts, impairment reserves, deferred taxes, depreciation and amortization, litigation reserves, and hedging activities. Actual results could differ from these estimates.

     (i) Research and Development Costs

      Research and development costs are charged to expense as incurred. Such costs amounted to $1,034,000, $1,076,000 and $1,607,000 in 2001, 2000, and 1999, respectively.

     (j) Advertising, Marketing, and Promotion Costs

      Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 2001, 2000, and 1999 were $6,087,000, $7,108,000, and $5,602,000, respectively. Included in prepaid and other current assets at December 31, 2001 and 2000 were $714,000 and $414,000, respectively, related to prepaid advertising and promotion expenses for programs that take place after December 31, 2001 and 2000, respectively.

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

     (l) Earnings per Share

      Basic earnings per share (EPS) is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from diluted EPS.

      The reconciliations of basic to diluted weighted average shares are as follows:

	2001	2000	1999

Net earnings used for basic and diluted earnings per share	$1,626,000	7,015,000	2,884,000

Weighted average shares used in basic computation	9,247,000	9,093,000	8,834,000
Dilutive effect of stock options	414,000	383,000	147,000

Weighted average shares used for diluted computation	9,661,000	9,476,000	8,981,000

      Options to purchase 282,000, 267,000, and 596,000 shares of common stock at prices ranging from $5.25 to $9.88, $5.50 to $13.75, and $3.00 to $13.75 were outstanding during 2001, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods, and therefore their inclusion would be antidilutive.

     (m) Foreign Currency Translation

      The Company considers the U.S. dollar as the functional currency for all of its domestic and foreign operations. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. Foreign currency translation adjustments were immaterial to the accompanying consolidated financial statements.

     (n) Hedging Activities

      The Company may enter into foreign currency forward contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to sales of goods in Eurodollars. Derivative financial instruments are not used for speculative purposes. At December 31, 2001, the Company had foreign currency forward contracts to purchase $4.8 million U.S. dollars for approximately 5.4 million Eurodollars.

      In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, these foreign currency cash flow hedges are recorded at fair value in the accompanying balance sheet with unrealized gains and losses on outstanding foreign currency forward contracts recorded in the financial statements as a component of other comprehensive income net of deferred taxes, to the extent they are effective hedges.

     (o) Comprehensive Income

      Comprehensive income is the total of net earnings and all other nonowner changes in equity. Except for net earnings, foreign currency translation adjustments, and unrealized gains and losses as a result of hedging activities, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

     (p) Business Segment Reporting

      Management of the Company has determined its reportable segments are strategic business units. Significant reportable business segments are the Teva, Simple, and Ugg brands. Information related to these segments is summarized in note 10.

     (q) Reclassifications

      Certain reclassifications have been made to the 1999 balances, specifically related to shipping and handling fees to conform to the 2000 and 2001 presentation. See note (1)(s).

     (r) New Accounting Standards

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. As a result, the Company recognizes financial instruments, such as foreign currency forward contracts, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically through the statement of earnings or through stockholders’ equity as a component of accumulated other comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the statement of earnings against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are currently reported in earnings. The implementation of this standard did not have a significant impact on the Company’s financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with the provisions of SFAS 142. The amortization of goodwill and intangible assets with indefinite useful lives ceases upon adoption of SFAS 142 which is effective for fiscal years starting after December 15, 2001. Amortization of goodwill and intangible assets with indefinite useful lives was approximately $809,000, $811,000 and $811,000 for fiscal years ended December 31, 2001, 2000 and 1999, respectively. The Company has evaluated the impact of SFAS 142 as of January 1, 2002 and anticipates recording an impairment charge from the Company’s implementation of this new standard. This charge will be recorded as a cumulative effect of an accounting change, net of the related tax impact, in the Company’s financial statements for the three months ending March 31, 2002.

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS 144 will not have a material impact on its financial position or results from operations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

     (s) Shipping and Handling Fees

      The Company adopted Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs, effective October 1, 2000. EITF 00-10 established new guidelines for classification of shipping and handling costs billed to and collected from customers. Pursuant to EITF 00-10, amounts billed for shipping and handling costs are recorded as a component of revenue. Related costs paid to third-party shippers are recorded as a cost of sales.

  (2) Inventories

      Inventories are summarized as follows:

	2001	2000

Finished goods	$18,425,000	16,968,000
Work in process	—	48,000
Raw materials	—	130,000

Total inventories	$18,425,000	17,146,000

  (3) Property and Equipment

      Property and equipment is summarized as follows:

	2001	2000

Machinery and equipment	$6,913,000	6,697,000
Furniture and fixtures	981,000	1,012,000
Computer information systems	3,000,000	1,061,000
Leasehold improvements	561,000	567,000

	11,455,000	9,337,000
Less accumulated depreciation and amortization	7,598,000	6,339,000

Net property and equipment	$3,857,000	2,998,000

  (4) Notes Payable and Long-Term Debt

      Notes payable and long-term debt consists of the following:

	2001	2000

Note payable for purchase of computer equipment, secured by underlying equipment, payable in quarterly installments of $74,200, including interest at a rate of 9.51% through May 2002	$143,000	410,000
Note payable to the minority shareholder of the Company’s former Heirlooms subsidiary, payable on demand, including interest at a rate of 9.5%	—	644,000
Unsecured note payable in quarterly installments of $41,700, including interest at a rate of 7.93%, due December 2003	306,000	441,000

	449,000	1,495,000
Less current installments	290,000	1,046,000

	$159,000	449,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The aggregate maturities of long-term debt as of December 31, 2001 are as follows:

2002	$290,000
2003	159,000

$449,000

      At December 31, 2001, the Company had a credit facility (“the Facility”) providing for a maximum availability of $50,000,000, subject to a borrowing base of up to 85% of eligible accounts receivable, as defined, and 65% of eligible inventory, as defined. The Facility bore interest at the lenders’ prime rate or, at the Company’s election, an adjusted Eurodollar rate plus 2%, was secured by substantially all assets of the Company, and included a tangible net worth covenant, requiring the Company to maintain tangible net worth, as defined, of $30,000,000. The Company was in compliance with this covenant at December 31, 2001. At December 31, 2001, the Company had no outstanding borrowings under the Facility and had outstanding letters of credit aggregating $3,002,000. At December 31, 2001, $8,699,000 was available under the Facility.

      On February 22, 2002, the Facility expired and was replaced with a new revolving credit facility with a new bank (the “New Facility”) which expires June 1, 2004. The New Facility provides for a maximum availability of $20,000,000, subject to a borrowing base only when outstanding borrowings, including outstanding letters of credit and foreign currency forward contracts, exceed $10 million. In general, the borrowing base is currently equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10 million of borrowings may be in the form of letters of credit. The New Facility bears interest at the bank’s prime rate minus 0.5%, or at the Company’s option, at LIBOR plus 1.375% to 1.625%, depending on the Company’s ratio of liabilities to effective tangible net worth, and is secured by substantially all assets of the Company’s domestic operations. The New Facility includes an annual commitment fee equal to 0.125% of the average unused line amount. The agreement underlying the New Facility includes several financial covenants including a quick ratio requirement, a requirement for liabilities to effective tangible net worth ratio, profitability requirements and, when borrowings exceed $10 million, a minimum inventory turnover requirement. At inception of the New Facility, the Company was in compliance with all covenants.

     (5) Income Taxes

      Components of income taxes are as follows:

	Federal	State	Total

2001:
Current	$1,392,000	394,000	1,786,000
Deferred	(465,000)	(136,000)	(601,000)

	$927,000	258,000	1,185,000

2000:
Current	$5,492,000	1,419,000	6,911,000
Deferred	(1,286,000)	(305,000)	(1,591,000)

	$4,206,000	1,114,000	5,320,000

1999:
Current	$1,702,000	(48,000)	1,654,000
Deferred	420,000	284,000	704,000

	$2,122,000	236,000	2,358,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      Actual income taxes differs from that obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	2001	2000	1999

Computed “expected” income taxes	$956,000	4,194,000	1,782,000
State income taxes, net of federal income tax benefit	164,000	688,000	259,000
Other	65,000	438,000	317,000

	$1,185,000	5,320,000	2,358,000

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000

Deferred tax assets:
Uniform capitalization adjustment to inventory	$789,000	455,000
Inventory obsolescence reserve	—	15,000
Bad debt and other reserves	1,685,000	1,656,000
Amortization of intangible assets	580,000	705,000
Net operating loss carryforwards	—	114,000
Depreciation of property and equipment	198,000	—
State taxes	—	247,000

Total gross deferred tax assets	3,252,000	3,192,000
Less valuation allowance	—	(228,000)

Deferred tax assets, net of allowance	3,252,000	2,964,000

Deferred tax liabilities:
Depreciation of property and equipment	—	39,000
State taxes	84,000	—
Other	8,000	281,000

Total deferred tax liabilities	92,000	320,000

Net deferred tax assets	$3,160,000	2,644,000

      Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. During 2001, management reversed a valuation allowance of $228,000 as the net operating loss and other credit carryforwards were fully utilized.

      Refundable income taxes as of December 31, 2001 and 2000 arise primarily from the overpayment of estimated taxes.

     (6)     Stockholders’ Equity

      In February 2001, the Company amended the 1993 Stock Incentive Plan (1993 Plan). Under the terms of the amended 1993 Plan, 3,000,000 shares of common stock are reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants, or other rights to acquire stock. Under the 1993 Plan, 162,344, 40,671, and 91,352 shares of common stock were issued to employees in 2001, 2000, and 1999, respectively. In 1997, 100,000 shares were issued under the 1993 plan to an officer of the Company, which was financed through the issuance of a note receivable of $624,000 to such officer (bearing interest at 6.39%, secured by the underlying Company stock, with principal and interest due April 18, 2002).

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      Common stock option activity under the 1993 Plan for the years ended December 31, 2001, 2000, and 1999 is as follows:

		Weighted average
	Shares	exercise price

Outstanding at December 31, 1998	1,509,000	$4.73
Granted	533,100	2.68
Exercised	(57,500)	1.56
Canceled	(843,000)	5.08

Outstanding at December 31, 1999	1,141,600	3.68
Granted	215,500	3.28
Exercised	(21,800)	2.23
Canceled	(56,400)	3.37

Outstanding at December 31, 2000	1,278,900	3.66
Granted	584,800	3.90
Exercised	(147,500)	2.24
Canceled	(135,400)	4.61

Outstanding at December 31, 2001	1,580,800	3.80

Options exercisable at December 31, 2001	854,000	$4.17

      The per share weighted average fair value of stock options granted during 2001, 2000, and 1999 was $2.13, $1.95, and $1.54, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 2001 — expected dividend yield of 0%, stock volatility of 49.56%, risk-free interest rate of 3.3%, and an expected life of seven years; 2000 — expected dividend yield of 0%, stock volatility of 50.47%, risk-free interest rate of 5.8%, and an expected life of seven years; 1999 — expected dividend yield of 0%, stock volatility of 48.5%, risk-free interest rate of 5.3%, and an expected life of seven years.

      The Company applies APB Opinion No. 25 in accounting for its stock option plans. Had the Company determined compensation cost based on the fair value of the options at the grant date under SFAS No. 123, the Company’s net earnings would have been changed to the pro forma amounts below:

	2001	2000	1999

Pro forma net earnings	$1,160,000	6,687,000	2,714,000
Pro forma net earnings per share:
Basic	$.13	0.74	0.31
Diluted	.12	0.71	0.30

      In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (1995 Plan). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan as amended, 300,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for employees to purchase the Company’s common stock at a discount below market value, as defined by the 1995 Plan. Under the 1995 Plan, 26,036, 30,301, and 22,231 shares were issued in 2001, 2000, and 1999, respectively. Consistent with the application of APB Opinion No. 25, no compensation has been recorded for stock purchases.

      The Company adopted a stockholder rights plan in 1998 to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all stockholders. As part of the plan, the board of directors of the Company declared a dividend of one

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

preferred share purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share (the Common Shares), of the Company.

      The dividend was payable to stockholders of record on December 1, 1998 (the Record Date). In addition, one Right shall be issued with each Common Share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date, and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion, or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date, in each case upon the issuance of the Company’s common stock in connection with any of the foregoing. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the Preferred Shares), of the Company, at a price of $50.00, subject to adjustment.

      The rights have no voting power and expire on November 11, 2008. The rights may be redeemed by the Company for $0.01 per right until the right becomes exercisable.

      The Company’s board of directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. There were no shares repurchased under this program in 2001, 2000 or 1999. At December 31, 2001, 1,227,048 shares remained available for repurchase under the program.

  (7) Licensing Agreement

      The Company has been selling its Teva line of sport sandals and other footwear since 1985, pursuant to various license arrangements with Mark Thatcher, the inventor of the Teva sports sandal and owner of the Teva patents and trademark.

      On June 7, 1999, the Company signed a new license agreement (the License Agreement) for Teva, which was effective January 1, 2000. Under the License Agreement, the Company received the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. The License Agreement is automatically renewable through 2008 and through 2011 under two renewal options, provided that minimum required sales levels are achieved. The Company is projecting that they may not attain the required sales levels under the agreement in 2004 which would impact future renewals of the agreement. As with the previous arrangement, the new license agreement provides for a sliding scale of royalty rates, depending on sales levels. Additionally, the License Agreement provides for an increase in the required amount of marketing expenditures, depending on sales levels and varying by territory. As additional consideration, the Company paid the licensor a licensing fee of $1,000,000 and issued the licensor 428,743 shares of its previously unissued common stock with a fair value of $1,608,000. The Company has recorded the license as an intangible asset for the value of the cash and common stock issued pursuant to the License Agreement and is amortizing this over the remaining term of the license. The shares are subject to various contractual and other holding period requirements. In addition, the Company has agreed to grant the licensor not less than 50,000 stock options on the Company’s common stock annually, with an exercise price at the market value on the date of grant. The fair value of options granted under the License Agreement aggregated $152,000 and $78,000 in 2001 and 2000, respectively.

      In 1999, the Company received an option to buy Teva and virtually all of its assets, including all worldwide rights to Teva. The Company’s original option was exercisable during the period from January 1, 2000 to December 31, 2001 or during the period from January 1, 2006 to December 31, 2008. On January 22, 2001, the Company amended its option agreement, extending the first option window for two additional years. As a result, the first option window is January 1, 2000 through December 31, 2003. The Company agreed to pay Mr. Thatcher $1.6 million as consideration for this extension. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. For the first option period, the

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

option price is for an amount equal to the greater of (i) $61.6 million or (ii) 75% of the largest calendar year revenues since January 1, 2000 for the Teva brand, plus $1.6 million. In addition, the Company would issue to Mr. Thatcher 100,000 shares of common stock and options to purchase 100,000 shares of common stock. The purchase price for the second option period, January 1, 2006 to December 31, 2008, is equal to 110% of the average of the aggregate sales for all Teva products for the two calendar years since January 1, 2000 with the highest aggregate net sales. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company’s earnings before interest, taxes, depreciation, and amortization. The Company is currently evaluating the possibility of exercising the option in the January 1, 2000 to December 31, 2003 period. The payment of the purchase price must be completed within 90 days of the exercise of the purchase option. If the Company exercises its purchase option, but subsequently fails to complete the purchase within the 90-day payment period, the purchase option and the option agreement will automatically be terminated.

      The license agreement provides for royalties using a sliding scale ranging from 5.0% to 6.5% of annual sales, depending upon sales levels, and includes minimum annual royalties ranging from $4.4 million in 2002 to $7.6 million in 2011. The agreement also requires minimum advertising and promotional expenditures of 5.0% of annual sales for domestic sales and 6.5% for international sales. In addition to the minimum advertising and promotional costs, the Company and the licensor have agreed to each contribute annually 0.5% of annual sales toward the promotion of the Teva brand and trademark, with or without particular reference to individual styles.

      Royalty expense related to Teva sales is included in selling, general, and administrative expenses in the accompanying consolidated financial statements and was $4,194,000, $4,307,000, and $4,128,000 during the years ended December 31, 2001, 2000, and 1999, respectively. Advertising expense, which is included in selling, general, and administrative expenses in the accompanying consolidated financial statements, related to Teva sales was $4,313,000, $4,829,000, and $3,378,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

      In the event that Deckers exercises its option to acquire Teva, Deckers would eliminate the royalty expense it currently pays on Teva footwear sales and would then own all Teva rights and assets worldwide.

  (8) Commitments and Contingencies

      The Company leases office facilities under operating lease agreements which expire through December 2003.

      Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2002	$694,000
2003	677,000

$1,371,000

      Total rent expense for the years ended December 31, 2001, 2000, and 1999 was approximately $1,074,000, $1,072,000, and $1,091,000, respectively.

      An action was brought against the Company in 1995 by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, Molly) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the United States Court of Appeals for the

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a settlement of approximately $2.0 million, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. In the event that further legal fees and exemplary damages are subsequently awarded, the Company would have an exposure beyond the amounts provided for in the financial statements of up to an additional $2.5 million.

      The Company is a party to litigation in the Netherlands with a former European distributor (the “Distributor”), alleging breach of contract related to the Company’s termination of the previous distributor arrangement. The Company denies the allegations and has filed a countersuit against the Distributor for breach of contract. In the event that the Company is not successful in this matter, the Company believes it would have a potential exposure beyond the amounts provided for in the financial statements of up to $500,000, based on advice from legal counsel.

      The European Commission has enacted antidumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this antidumping duty legislation. The Commission added explanatory language that more clearly identified shoe types which would be subject to antidumping duties. The Company believes that based on the new language it is probable that the Company will not prevail in its appeal. Therefore, the Company accrued $400,000 in 2000 and an additional $100,000 in 2001, which is the Company’s estimate of its exposure for antidumping levies. If Customs determines that these styles are covered by the revised legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a precautionary measure, the Company has obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future.

      The Company is currently involved in various other legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.

  (9) Foreign Currency Forward Contracts

      The Company uses foreign currency forward contracts to hedge the foreign currency exposure associated with a portion of its forecasted transactions in foreign currency. These forward contracts are designated as foreign currency cash flow hedges and are recorded at fair value in the accompanying balance sheet. The effective portion of gains and losses resulting from recording forward contracts at fair value are deferred in accumulated other comprehensive income in the accompanying balance sheet until the underlying forecasted foreign currency transaction occurs. When the transaction occurs, the effective portion of the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to the same statement of earnings line item affected by the hedged forecasted transaction due to foreign currency fluctuations.

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

      At December 31, 2001, the Company had foreign currency forward contracts to purchase $4.8 million U.S. dollars for approximately 5.4 million Eurodollars, expiring through March 2002. An unrealized gain of

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

$123,000 has been recorded as of December 31, 2001 as a component of accumulated other comprehensive income.

(10) Business Segments, Concentration of Business, and Credit Risk and Significant Customers

      The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, or unusual items to segments. The Company evaluates performance based on net sales and profit or loss from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing, and sales strategies. In 2001, the Company revised the structure for reporting the earnings from operations for each of the segments, removing the allocations of corporate overhead from each of the brands. The earnings from operations for each of the segments now includes only those costs which are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization and the costs of employees directly related to the brands. Previously, corporate overhead costs were allocated to each segment based on each segment’s sales in relation to total net sales of all segments. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation, facilities costs and the 2001 litigation costs. The segment data has been revised to reflect how the chief operating decision maker reviews the data. Management does not review information relating to the allocation of corporate overhead. All amounts for the

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

years ended December 31, 2000 and 1999 have been restated to conform to the 2001 presentation. Business segment information is summarized as follows:

	2001	2000	1999

Sales to external customers:
Teva	$61,221,000	79,732,000	80,963,000
Simple	10,853,000	16,328,000	15,529,000
Ugg	19,185,000	15,310,000	12,104,000
Other	202,000	2,368,000	2,503,000

	$91,461,000	113,738,000	111,099,000

Earnings from operations:
Teva	$12,407,000	19,953,000	16,775,000
Simple	241,000	2,501,000	3,701,000
Ugg	3,674,000	2,863,000	1,189,000
Other (primarily unallocated overhead)	(13,984,000)	(12,687,000)	(14,915,000)

	$2,338,000	12,630,000	6,750,000

Depreciation and amortization:
Teva	$1,386,000	818,000	526,000
Simple	206,000	208,000	213,000
Ugg	648,000	642,000	635,000
Other	1,000	12,000	22,000
Unallocated	1,336,000	1,260,000	1,730,000

	$3,577,000	2,940,000	3,126,000

Capital expenditures:
Teva	$144,000	393,000	3,000
Simple	10,000	71,000	—
Ugg	—	63,000	—
Other	—	1,000	15,000
Unallocated	2,301,000	1,795,000	929,000

	$2,455,000	2,323,000	947,000

Total assets from reportable segments:
Teva	$24,051,000	25,682,000	29,304,000
Simple	8,173,000	10,684,000	8,273,000
Ugg	27,204,000	25,668,000	26,507,000
Other	—	1,835,000	1,776,000

	$59,428,000	63,869,000	65,860,000

      The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets which are specifically identifiable with one of the Company’s three brands — Teva, Simple and Ugg. Unallocated corporate assets are the assets not specifically related to one of the brands and generally include the Company’s cash, refundable and deferred tax assets and various other assets shared by the Company’s brands.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      Reconciliations of total assets from reportable segments to the consolidated financial statements are as follows:

	2001	2000

Total assets for reportable segments	$59,428,000	63,869,000
Elimination of intersegment payables	10,000	84,000
Unallocated refundable income taxes and deferred tax assets	3,946,000	2,486,000
Other unallocated corporate assets	22,500,000	11,273,000

Consolidated total assets	$85,884,000	77,712,000

      The Company sells its footwear products principally to customers throughout the United States. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, and Asia, among other regions. International sales to unaffiliated customers were 23.1%, 27.4%, and 26.0% of net sales for the years ended December 31, 2001, 2000, and 1999, respectively. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. For the years ended December 31, 2001, 2000, and 1999, the Company had no single customer exceeding 10% of consolidated net sales. As of December 31, 2001, the Company had one customer representing 16.4% of net trade accounts receivable. As of December 31, 2000, no single customer exceeded 10% of trade accounts receivable.

      The Company’s production and sourcing is concentrated primarily in the Far East, with the vast majority being produced at several independent contractor factories in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties, and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest, and strikes and, in certain parts of the world, political instability.

  (11) Quarterly Summary of Information (Unaudited)

      Summarized unaudited quarterly financial data are as follows:

	2001

	March 31	June 30	September 30		December 31

Net sales	$34,911,000	21,586,000	14,023,000		20,941,000
Gross profit	15,734,000	9,597,000	4,748,000		8,479,000
Net earnings (loss)	2,487,000	731,000	(2,098,000	)(1)	506,000
Net earnings (loss) per share:
Basic	$0.27	0.08	(0.23)		0.05
Diluted	0.26	0.08	(0.23)		0.05

	2000

	March 31	June 30	September 30	December 31

Net sales	$41,923,000	28,940,000	19,190,000	23,685,000
Gross profit	19,426,000	13,751,000	7,185,000	9,836,000
Net earnings (loss)	4,384,000	2,232,000	(395,000)	794,000
Net earnings (loss) per share:
Basic	$0.48	0.25	(0.04)	0.09
Diluted	0.47	0.24	(0.04)	0.08

(1)	The loss in the quarter reflects litigation costs of $2,180,000 related to the Molly litigation.

SCHEDULE II

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Three-year period ended December 31, 2001

	Balance at
	beginning of			Balance at
Description	period	Additions	Deductions	end of period

Year ended December 31, 1999:
Allowance for doubtful accounts	$1,204,000	1,820,000	1,211,000	1,813,000
Reserve for sales discounts	654,000	734,000	1,098,000	290,000
Reserve for inventory write-downs	2,890,000	1,165,000	3,292,000	763,000
Allowance for doubtful note receivable	1,500,000	—	1,500,000	—
Year ended December 31, 2000:
Allowance for doubtful accounts	1,813,000	1,994,000	1,663,000	2,144,000
Reserve for sales discounts	290,000	1,007,000	589,000	708,000
Reserve for inventory write-downs	763,000	1,807,000	1,372,000	1,198,000
Year ended December 31, 2001:
Allowance for doubtful accounts	2,144,000	1,658,000	1,788,000	2,014,000
Reserve for sales discounts	708,000	946,000	848,000	806,000
Reserve for inventory write-downs	1,198,000	1,361,000	1,682,000	877,000

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information relating to Directors and Executive Officers of the Registrant is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2002 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2001, and such information is incorporated herein by reference.

Item 11. Executive Compensation

      Information relating to Executive Compensation is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2002 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2001, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2002 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2001, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information relating to Certain Relationships and Related Transactions is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2002 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2001, and such information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 32 hereof.

      (b) Reports on Form 8-K. None.

      (c) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 32 hereof.

      (d) Exhibits

Exhibit	2.1	Certificate of Ownership and Merger Merging Deckers Corporation into Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
	3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation. (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
	3.2	Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
	10.1	1993 Employee Stock Incentive Plan. (Exhibit 99 to the Registrant’s Registration Statement on Form S-8, File No. 33-47097 and incorporated by reference herein)
	10.2	Form of Incentive Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
	10.3	Form of Non-Qualified Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
	10.4	Form of Restricted Stock Agreement. (Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
	10.5	Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
	10.6	First Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
	10.7	Second Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
	10.8	Third Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
	10.9	Agreement for Sales of Assets, dated January 26, 1995, between Ken and Nancy Young and Deckers Acquisition Corporation. (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 1994 and incorporated by reference herein)
	10.10	Deckers Outdoor Corporation 1995 Employee Stock Purchase Plan. (Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
	10.11	Amended Compensation Plan for Outside Members of the Board of Directors. (Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended September 30, 1996 and incorporated by reference herein)
	10.12	Extension Agreement to Employment Agreement with Douglas B. Otto. (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 1996 and incorporated by reference herein)

10.13	Limited Recourse Secured Promissory Note between Diana M. Wilson and Deckers Outdoor Corporation, dated April 18, 1997. (Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 1997 and incorporated by reference herein)
10.14	Stock Pledge Agreement between Diana M. Wilson and Deckers Outdoor Corporation, dated April 18, 1997. (Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended March 31, 1997 and incorporated by reference herein)
10.15	Shareholder Rights Agreement, dated as of November 12, 1998. (Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended September 30, 1998 and incorporated by reference herein)
10.16	Loan and Security Agreement by and among Congress Financial Corporation (Western) and Deckers Outdoor Corporation, Deckers Outdoor Corporation International, Simple Shoes, Inc., Ugg Holdings, Inc. and Heirlooms, Inc., dated January 21, 1999. (Exhibit 10.40 to the Registrant’s Form 10-K for the period ended December 31, 1998 and incorporated by reference herein)
10.17	*Teva License Agreement, By and Between Mark Thatcher and Deckers Outdoor Corporation, dated June 7, 1999. (Exhibit 10.41 to the Registrant’s Form 10-Q for the period ended June 30, 1999 and incorporated by reference herein)
10.18	*Intellectual Property Option Agreement, By and Between Mark Thatcher, an Individual, and Deckers Outdoor Corporation, a Delaware Corporation, dated June 7, 1999. (Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 1999 and incorporated by reference herein)
10.19	First Amendment to Intellectual Property Option Agreement between Deckers Outdoor Corporation and Mark Thatcher, dated January 22, 2001. (Exhibit 10.19 to the Registrant’s Form 10-K for the period ended December 31, 2000 and incorporated by reference herein)
10.20	Employment Agreement dated February 27, 2001 between Deckers Outdoor Corporation and Peter Benjamin. (Exhibit 10.20 to the Registrant’s Form 10-Q for the period ended June 30, 2001 and incorporated by reference herein)
10.21	Revolving Credit Agreement dated as of February 21, 2002 among Deckers Outdoor Corporation, UGG Holdings, Inc. and Comerica Bank — California
21.1	Subsidiaries of Registrant
23.1	Independent Auditors’ Consent

*	Certain information in this Exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a granted confidential treatment request as to the omitted portions of the Exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002

DECKERS OUTDOOR CORPORATION
(Registrant)

/s/ DOUGLAS B. OTTO

Douglas B. Otto
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS B. OTTO Douglas B. Otto	Chairman of the Board and Chief Executive Officer

/s/ M. SCOTT ASH M. Scott Ash	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GENE E. BURLESON Gene E. Burleson	Director

/s/ JOHN M. GIBBONS John M. Gibbons	Director

/s/ REX A. LICKLIDER Rex A. Licklider	Director