Form 10-Q
period 2002-03-31
DECKERS OUTDOOR CORP
filed 2002-05-03
CIK 910521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Yes [X]   No [   ]

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Outstanding at
Class	April 29, 2002

Common stock, $.01 par value	9,260,637

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$12,966,000	16,689,000
Trade accounts receivable, less allowance for doubtful accounts of $2,476,000 and $2,014,000 as of March 31, 2002 and December 31, 2001, respectively	24,640,000	20,395,000
Inventories	15,355,000	18,425,000
Prepaid expenses and other current assets	1,055,000	1,694,000
Refundable and deferred tax assets	3,455,000	4,155,000

Total current assets	57,471,000	61,358,000
Property and equipment, at cost, net	4,264,000	3,857,000
Intangible assets, less accumulated amortization	9,807,000	19,941,000
Other assets, net	695,000	728,000

	$72,237,000	85,884,000

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable and current installments of long-term debt	$222,000	290,000
Trade accounts payable	6,838,000	13,915,000
Accrued expenses	5,220,000	4,988,000

Total current liabilities	12,280,000	19,193,000

Long-term debt, less current installments	120,000	159,000
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 10,233,589 shares and outstanding 9,260,637 shares at March 31, 2002; issued 10,297,309 shares and outstanding 9,324,357 shares at December 31, 2001	93,000	93,000
Additional paid-in capital	25,304,000	25,689,000
Retained earnings	34,440,000	41,251,000
Accumulated other comprehensive income	—	123,000

	59,837,000	67,156,000
Less note receivable from stockholder/former officer	—	(624,000)

Total stockholders’ equity	59,837,000	66,532,000

	$72,237,000	85,884,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-month period ended
	March 31,

	2002	2001

Net sales	$33,259,000	34,911,000
Cost of sales	18,145,000	19,177,000

Gross profit	15,114,000	15,734,000
Selling, general and administrative expenses	11,400,000	11,653,000

Income from operations	3,714,000	4,081,000
Other expense (income):
Interest, net	(17,000)	(79,000)
Other	17,000	(203,000)

Income before income taxes and cumulative effect of accounting change	3,714,000	4,363,000
Income taxes	1,552,000	1,876,000

Income before cumulative effect of accounting change	2,162,000	2,487,000
Cumulative effect of accounting change, net of $843,000 income tax benefit	(8,973,000)	—

Net income (loss)	$(6,811,000)	2,487,000

Basic income per common share before cumulative effect of accounting change	$0.23	0.27
Cumulative effect of accounting change	(0.96)	—

Basic net income (loss) per common share	$(0.73)	0.27

Average basic common shares	9,344,000	9,179,000

Diluted income per common share before cumulative effect of accounting change	$0.22	0.26
Cumulative effect of accounting change	(0.92)	—

Diluted net income (loss) per common share	$(0.70)	0.26

Average diluted common shares	9,792,000	9,584,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-month period ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(6,811,000)	2,487,000

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of tax	8,973,000	—
Depreciation and amortization	719,000	862,000
Provision for doubtful accounts	667,000	1,228,000
Gain on sale of Heirlooms subsidiary	—	(185,000)
Loss on disposal of assets	9,000	10,000
Non-cash stock compensation	119,000	163,000
Changes in assets and liabilities (net of effects of disposition of Heirlooms subsidiary):
(Increase) decrease in:
Trade accounts receivable	(4,912,000)	(5,990,000)
Inventories	3,070,000	973,000
Prepaid expenses and other current assets	639,000	(506,000)
Refundable income taxes	1,542,000	34,000
Other assets	33,000	(155,000)
Increase (decrease) in:
Trade accounts payable	(7,077,000)	3,035,000
Accrued expenses	109,000	554,000
Income taxes payable	—	1,981,000

Net cash provided by (used in) operating activities	(2,920,000)	4,491,000

Cash flows from investing activities:
Cash paid for extension of Teva purchase option	—	(1,566,000)
Net proceeds from sale of Heirlooms subsidiary	—	599,000
Purchase of property and equipment	(817,000)	(695,000)
Proceeds from sale of property and equipment	—	18,000

Net cash used in investing activities	(817,000)	(1,644,000)

(Continued)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)

	Three-month period ended
	March 31,

	2002	2001

Cash flows from financing activities:
Repayments of long-term debt	(106,000)	(97,000)
Cash received from issuances of common stock	120,000	133,000

Net cash provided by financing activities	14,000	36,000

Net increase (decrease) in cash	(3,723,000)	2,883,000
Cash at beginning of period	16,689,000	9,057,000

Cash at end of period	$12,966,000	11,940,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,000	32,000
Income taxes	5,000	726,000

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

(2) Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity. Accumulated other comprehensive income of $123,000 at December 31, 2001 consisted entirely of unrealized gains on foreign currency hedging derivatives. The $123,000 at December 31, 2001 was recognized in net income during the three months ended March 31, 2002 when all of the underlying foreign currency hedging derivatives were settled. Except for net income (loss), foreign currency translation adjustments and unrealized gains and losses on foreign currency hedging derivatives, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss) as defined under SFAS No. 130.

Comprehensive income (loss) is determined as follows:

	Three months ended
	March 31,

	2002	2001

Net income (loss)	$(6,811,000)	2,487,000
Less: Realized gains on foreign currency hedging	(123,000)	—

Total comprehensive income (loss)	$(6,934,000)	2,487,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3) Income (Loss) per Share

Basic income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share represents net income divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three-month periods ended March 31, 2002 and 2001, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock. The Company utilized the diluted weighted average shares for both the cumulative effect of accounting change and the net loss for 2002 since, in accordance with FAS No. 128, the determination of the anti-dilution test is based upon income from continuing operations, in which the inclusion of dilutive securities is dilutive.

The reconciliations of basic to diluted weighted-average shares are as follows for the three months ended March 31, 2002 and 2001:

	Three-month period ended
	March 31,

	2002	2001

Net income (loss)	$(6,811,000)	2,487,000

Weighted-average shares used in basic computation	9,344,000	9,179,000
Dilutive stock options	448,000	405,000

Weighted-average shares used for diluted computation	9,792,000	9,584,000

Options to purchase 282,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the three months ended March 31, 2002 and 2001, but were not included in the computations of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the common shares during the periods and, therefore, were anti-dilutive.

(4) Credit Facility

At December 31, 2001, the Company had a credit facility (“the Facility”) providing for a maximum availability of $50,000,000, subject to a borrowing base of up to 85% of eligible accounts receivable, as defined, and 65% of eligible inventory, as defined. The Facility was secured by substantially all assets of the Company.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4) Credit Facility (Continued)

On February 22, 2002, the Facility expired and was replaced with a new revolving credit facility with Comerica Bank (the “New Facility”) in order to lower costs and improve access to the credit availability. The New Facility expires June 1, 2004 and provides for a maximum availability of $20,000,000, subject to a borrowing base only when outstanding borrowings, including outstanding letters of credit and foreign currency forward contracts, exceed $10 million. In general, the borrowing base is currently equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10 million of borrowings may be in the form of letters of credit. The New Facility bears interest at the bank’s prime rate (4.75% at March 31, 2002) minus 0.5%, or at the Company’s option, at LIBOR plus 1.375% to 1.625%, depending on the Company’s ratio of liabilities to effective tangible net worth, and is secured by substantially all assets of the Company’s domestic operations. The New Facility includes an annual commitment fee equal to 0.125% of the average unused line amount. The agreement underlying the New Facility includes several financial covenants including a quick ratio requirement, a requirement for liabilities to effective tangible net worth ratio, profitability requirements and, when borrowings exceed $10 million, a minimum inventory turnover requirement. The Company was in compliance with all covenants of the New Facility at March 31, 2002. At March 31, 2002, the Company had no outstanding borrowings under the Facility and had outstanding letters of credit aggregating $2,494,000. The Company had credit availability under the Facility of $17,506,000 at March 31, 2002.

(5) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended March 31, 2002, the Company had income tax expense of $1,552,000, representing an effective income tax rate of 41.8%. For the three months ended March 31, 2001, the Company had income tax expense of $1,876,000, representing an effective income tax rate of 43.0%.

(6) New Accounting Pronouncements

In July 2001, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings but instead be reviewed periodically for impairment. The Company implemented this new accounting standard on January 1, 2002, resulting in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during the quarter ended March 31, 2002. This non-cash impairment charge included a write down of approximately $1.2 million, on an after tax basis, for Simple goodwill and approximately $7.8

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6) New Accounting Pronouncements (Continued)

million for Ugg goodwill. As a result of these write downs, Simple has no remaining goodwill and Ugg has approximately $6.1 million of goodwill remaining at March 31, 2002, which has been included in intangible assets in the accompanying condensed consolidated balance sheet at March 31, 2002. The impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s statement of operations for the three months ended March 31, 2002. In addition, SFAS 142 provides that goodwill no longer be amortized, and as a result the Company recorded no goodwill amortization in the first quarter of 2002, whereas the Company had recorded approximately $203,000 of goodwill amortization in the first quarter of 2001. For comparative purposes, the following schedule is a reconciliation of reported net income to adjusted net income for the three months ended March 31, 2001, adjusted to exclude goodwill amortization, along with comparative information for the three months ended March 31, 2002.

	2002	2001

Reported net income (loss) before cumulative effect of accounting change	$2,162,000	2,487,000
Add back: Goodwill amortization, net of related $18,000 tax benefit in 2001	—	185,000

Adjusted net income (loss) before cumulative effect of accounting change	2,162,000	2,672,000
Cumulative effect of accounting change, net of tax benefit	(8,973,000)	—

Adjusted net income (loss)	$(6,811,000)	2,672,000

Basic income (loss) per share:
Reported net income before cumulative effect of accounting change	$0.23	0.27
Goodwill amortization, net of tax benefit	—	0.02

Adjusted net income (loss) before cumulative effect of accounting change	0.23	0.29
Cumulative effect of accounting change	(0.96)	—

Adjusted net income (loss)	$(0.73)	0.29

Diluted income (loss) per share:
Reported net income before cumulative effect of accounting change	$0.22	0.26
Goodwill amortization, net of tax benefit	—	0.02

Adjusted net income (loss) before cumulative effect of accounting change	0.22	0.28
Cumulative effect of accounting change	(0.92)	—

Adjusted net income (loss)	$(0.70)	0.28

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6) New Accounting Pronouncements (Continued)

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002. The implementation of this new standard did not have a material effect on the Company’s financial position or results from operations.

(7) Derivatives

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

As of March 31, 2002, the Company had no outstanding forward contracts.

(8) Business Segments

Management of the Company has determined its reportable segments are its three strategic business units, the Teva, Simple and Ugg brands. The Company evaluates performance based on net sales and profit or loss from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing, and sales strategies. In 2001, the Company revised the structure for reporting the income (loss) from operations for each of the segments, removing the allocations of corporate

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) Business Segments (Continued)

overhead from each of the brands. The income (loss) from operations for each of the segments now includes only those costs which are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization and the costs of employees directly related to the brands. Previously, corporate overhead costs were allocated to each segment based on each segment’s sales in relation to total net sales of all segments. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation and facilities costs. All amounts for the three months ended March 31, 2001 have been restated to conform to the new presentation. Business segment information is summarized as follows:

Sales and operating income (loss) by business segment for the three months ended March 31, 2002 and 2001 is summarized as follows:

	2002	2001

Sales to external customers:
Teva	$29,259,000	30,037,000
Simple	3,601,000	4,231,000
Ugg	399,000	592,000
Other	—	51,000

	$33,259,000	34,911,000

Income (loss) from operations:
Teva	$7,200,000	7,121,000
Simple	434,000	242,000
Ugg	(246,000)	(215,000)
Other (primarily unallocated overhead)	(3,674,000)	(3,067,000)

	$3,714,000	4,081,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) Business Segments (Continued)

Business segment asset information as of March 31, 2002 and December 31, 2001 is summarized as follows:

	March 31,	December 31,
	2002	2001

Total assets for reportable segments:
Teva	$32,738,000	24,051,000
Simple	6,583,000	8,173,000
Ugg	11,377,000	27,204,000

	$50,698,000	59,428,000

The assets allocable to each reporting segment generally include accounts receivable, inventories, intangible assets, and certain other assets which are specifically identifiable with one of the Company’s three brands — Teva, Simple and Ugg. Unallocated corporate assets are the assets not specifically related to one of the brands and generally include the Company’s cash, refundable and deferred tax assets and various other assets shared by the Company’s brands.

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at March 31, 2002 and December 31, 2001 are as follows:

	March 31,	December 31,
	2002	2001

Total assets for reportable segments	$50,698,000	59,428,000
Elimination of intersegment payables	227,000	10,000
Unallocated refundable income taxes and deferred tax assets	3,246,000	3,946,000
Other unallocated corporate assets	18,066,000	22,500,000

Consolidated total assets	$72,237,000	85,884,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9) Contingencies

An action was brought against the Company in 1995 by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, “Molly”) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the United States Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a payment of approximately $2.0 million, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. In the event that further legal fees and exemplary damages are subsequently awarded, the Company would have a potential exposure beyond the amounts provided for in the financial statements of up to an additional $2.5 million.

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

The European Commission has enacted antidumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this antidumping duty legislation. The Commission added explanatory language that more clearly identified shoe types which would be subject to antidumping duties. The Company believes that based on the new language it is probable that the Company will not prevail in its appeal. Therefore, the Company has provided $500,000 which is the Company’s estimate of its exposure for antidumping levies. If Customs determines that these styles are covered by the revised legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a precautionary measure, the Company has obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2001. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity, the potential impact of certain litigation and the impact of seasonality on the Company’s operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying “Outlook” section of this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net sales decreased by $1,652,000, or 4.7%, to $33,259,000 from the comparable three months ended March 31, 2001 of $34,911,000. Sales of the Teva brand decreased 2.6% to $29,259,000 for the three months ended March 31, 2002 from $30,037,000 for the three months ended March 31, 2001 and represented 88.0% and 86.0% of net sales in the three months ended March 31, 2002 and 2001, respectively. The decrease is largely attributable to the weakness in the domestic economy, the softness in the retail environment, increased competition and sales declines in the overseas markets, particularly in Asia. Net sales of footwear under the Simple product line decreased 14.9% to $3,601,000 from $4,231,000 for the comparable three months ended March 31, 2001, which decline was entirely attributed to a shortfall in the international markets, with the majority of the decrease occurring in the European market. Net sales of Ugg footwear decreased 32.6% to $399,000 for the three months ended March 31, 2002, compared to net sales of $592,000 for the three months ended March 31, 2001. Due to the highly seasonal nature of Ugg’s business, the first quarter is generally a low volume quarter for Ugg sales. Overall, international sales for all of the Company’s products decreased 7.4% for the quarter to $12,543,000 from $13,542,000, representing 37.7% of net sales in 2002 and 38.8% in 2001. The volume of footwear sold decreased 0.8% to 1,560,000 pairs during the three months ended March 31, 2002 from 1,572,000 pairs during the three months ended March 31, 2001, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the three months ended March 31, 2002 for all brands combined decreased 3.6% to $21.11 from $21.89 for the three months ended March 31, 2001. The decrease was primarily due to an increase in closeout sales during the three months ended March 31, 2002, as well as the introduction of several new styles at lower price points.

Cost of sales decreased by $1,032,000 or 5.4%, to $18,145,000 for the three months ended March 31, 2002, compared with $19,177,000 for the three months ended March 31, 2001 and decreased as a percentage of net sales to 54.6% from 54.9%. Gross profit decreased by $620,000, or 3.9%, to $15,114,000 for the three months ended March 31, 2002 from $15,734,000 for the three months ended March 31, 2001 and increased as a percentage of net sales to 45.4% from 45.1%. The increase in gross margin was primarily the result of the negotiation and receipt of a $300,000 chargeback from a factory in the first quarter of 2002 related to a dispute which arose in 2001. The resulting increase in gross margin was partially offset by an increase in closeout sales during the quarter at lower than normal margins.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

The Company carries its inventories at the lower of cost or market, using a reserve for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the three months ended March 31, 2002, the Company had a net addition to the inventory obsolescence reserve of approximately $141,000 as the Company recorded inventory write downs on certain styles of Ugg which will not be carried forward or included in future product lines and certain slow moving styles of Teva footwear. These increases were partially offset by a decrease in the inventory obsolescence reserve for Simple due to the sale of the underlying closeout inventory during the quarter. For the three months ended March 31, 2001, the Company had a net decrease to the reserve for inventory obsolescence of approximately $65,000 primarily due to the sale of domestic inventory of Teva and Simple product for which a write-down had previously been taken, as well as the elimination of approximately $36,000 of reserve in connection with the Company’s sale of its Heirlooms subsidiary during the quarter ended March 31, 2001.

Selling, general and administrative expenses decreased by $253,000, or 2.2%, to $11,400,000 for the three months ended March 31, 2002, compared with the three months ended March 31, 2001 of $11,653,000, and increased as a percentage of net sales to 34.3% in 2002 from 33.4% in 2001. The decrease in selling, general and administrative expenses for the quarter was primarily due to lower bad debt expense as the Company had experienced a $1.0 million bad debt charge in the year ago period related to the 2001 bankruptcy filing by one of the Company’s larger customers, Track ‘n Trail. In addition, selling, general and administrative expenses decreased for the quarter ended March 31, 2002 as a result of lower warehouse costs and the elimination of approximately $203,000 of goodwill amortization resulting from the Company’s implementation of SFAS 142 during the quarter. These expense decreases were partially offset by increases in distribution and marketing costs during the quarter. In addition, while the dollar amount of selling, general and administrative expenses decreased during the quarter, those expenses as a percentage of net sales increased as certain operating costs are fixed costs which do not fluctuate in proportion to changes in sales volumes.

Income from operations for the Teva brand were $7,200,000 for the three months ended March 31, 2002 compared to $7,121,000 for the three months ended March 31 2001. The increase was largely due to the reduction in bad debt expense during the quarter, resulting from the non-recurrence of the 2001 Track ‘n Trail bankruptcy, partially offset by the decrease in sales and an increase in advertising and marketing expenditures. Income from operations for the Simple brand increased to $434,000 for the three months ended March 31, 2001 from $242,000 for the three months ended March 31, 2001 as a result of lower bad debt expense, lower advertising and marketing costs and the elimination of goodwill amortization with the Company’s adoption of SFAS 142 during the quarter. These decreases were partially offset by the impact of the sales decline in the international markets and the reduction in gross margin from the increased volume of closeout sales during the quarter. The Ugg brand experienced a loss from operations of $246,000 for the three months ended March 31, 2002 compared to a loss from operations of $215,000 for the three months ended March 31, 2001 reflecting the lower sales volume and an increase in bad debt expense, partially offset by the increase in gross margin from the factory chargeback and the elimination of goodwill amortization resulting from the Company’s adoption of SFAS 142 during the quarter.

For the three months ended March 31, 2002 the Company had income tax expense of $1,552,000, representing an effective income tax rate of 41.8%. For the three months ended March 31, 2001, the Company had income tax expense of $1,876,000, representing an effective income tax rate of

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

43.0%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

For the three months ended March 31, 2002, the Company had $17,000 of other expense, consisting primarily of a loss on disposal of assets. For the three months ended March 31, 2001, the Company had other income of $203,000 which consisted primarily of the gain on disposition of the Company’s 50% interest in its Heirlooms subsidiary.

The Company implemented SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002, resulting in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during the quarter ended March 31, 2002. This non-cash impairment charge included a write down of approximately $1.2 million, on an after tax basis, for Simple goodwill and approximately $7.8 million for Ugg goodwill. The impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2002.

The Company experienced net earnings before cumulative effect of accounting change of $2,162,000, or $0.22 per diluted share, for the three months ended March 31, 2002 and a net loss after the cumulative effect of accounting change of $6,811,000, or $0.70 per diluted share. For the three months ended March 31, 2001, the Company had net earnings of $2,487,000, or $0.26 per diluted share. The decrease in earnings and earnings per diluted share occurred for the reasons discussed above.

Outlook

This “Outlook” section, the last paragraph under “Liquidity and Capital Resources,” the discussion under “Seasonality” and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity, the potential impact of certain litigation, and the impact of seasonality on the Company’s operations. These forward-looking statements are based on the Company’s expectations as of today, May 3, 2002. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All of the forward-looking statements are based on management’s current expectations and are inherently uncertain. Actual results may differ materially for a variety of reasons, including the reasons discussed below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

The Company currently expects its sales and earnings to be lower during the first half of 2002 in comparison to the same period last year due to weakness in the domestic and global economies compared to last year, coupled with the difficult retail environment and the uncertainties related to world events. The Company expects its net sales for the quarter ending June 30, 2002 to range from $18 million to $19 million and earnings per diluted share to range from $0.02 to $0.03 per share. However, given the continuing strength of the Ugg brand, which historically sells well in the latter half of the year, the introduction of a new Teva fall line of hikers, trailrunners and rugged outdoor footwear styles, the fourth quarter launch of the new spring 2003 Teva line, and

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

good early reaction to the Simple fall product offering, as well as some recent signs of improvement in the economy, the Company expects year over year gains in the third and fourth quarters of 2002. Overall, the Company currently expects net sales for the fiscal year ending December 31, 2002 to range from $90 million to $94 million. For the calendar year 2002, the Company currently expects sales of its Teva product line to range from $60 million to $62 million; Simple to range from $10 to $11 million; and Ugg to range from $20 million to $21 million. In addition, excluding the effects of the implementation of SFAS 142 (see discussion under “Recently Issued Pronouncements”), the Company currently expects its diluted earnings per share before the cumulative effect of change in accounting principle for the year ending December 31, 2002 to range from $0.23 to $0.26. Including the cumulative effect of the change in accounting principle for the goodwill impairment charge resulting from the implementation of SFAS 142, the Company expects its 2002 net loss per share to range from approximately $0.66 to $0.69.

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

The Company’s offices and distribution center are located in the state of California, which has experienced, and may continue to experience, rolling electrical power outages. Depending on the timing, length and frequency of the outages, the Company may be unable to ship products in a timely manner, which could negatively impact the Company’s net sales.

In addition, the Company’s results of operations, financial condition and cash flows are subject to risks and uncertainties with respect to the following: overall economic and market conditions; world events; competition; demographic changes; the loss of significant customers or suppliers; the performance and reliability of the Company’s products; customer service; the Company’s ability to secure and maintain intellectual property rights; the Company’s ability to secure and maintain adequate financing; the Company’s ability to forecast and subsequently achieve those forecasts; its ability to attract and retain key employees; the effectiveness of the Company’s newly implemented Enterprise Resource Planning (“ERP”) computer system; and the general risks associated with doing international business including foreign exchange risks, duties, quotas and political instability.

Liquidity and Capital Resources

The Company’s liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At March 31, 2002, working capital was $45,191,000 including

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

$12,966,000 of cash and cash equivalents. Cash used in operating activities aggregated $2,920,000 for the three months ended March 31, 2002. Trade accounts receivable increased 20.8% and inventories decreased 16.7% since December 31, 2001 largely as a result of normal seasonality.

The Company has a new revolving credit facility with Comerica Bank (the “New Facility”) which expires June 1, 2004. The New Facility provides for a maximum availability of $20,000,000, subject to a borrowing base only when outstanding borrowings, including outstanding letters of credit and foreign currency forward contracts, exceed $10 million. In general, the borrowing base is currently equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10 million of borrowings may be in the form of letters of credit. The New Facility bears interest at the bank’s prime rate (4.75% at March 31, 2002) minus 0.5%, or at the Company’s option, at LIBOR plus 1.375% to 1.625%, depending on the Company’s ratio of liabilities to effective tangible net worth, and is secured by substantially all assets of the Company’s domestic operations. The New Facility includes an annual commitment fee equal to 0.125% of the average unused line amount. The agreement underlying the New Facility includes several financial covenants including a quick ratio requirement, a requirement for liabilities to effective tangible net worth ratio, profitability requirements and, when borrowings exceed $10 million, a minimum inventory turnover requirement. The Company was in compliance with all covenants of the New Facility at March 31, 2002. At March 31, 2002, the Company had no outstanding borrowings under the Facility and had outstanding letters of credit aggregating $2,494,000. The Company had credit availability under the Facility of $17,506,000 at March 31, 2002.

Capital expenditures totaled $817,000 for the three months ended March 31, 2002. The Company’s capital expenditures related primarily to the Company’s implementation of a new computer system and promotional vehicles for the Teva and Simple brands. The Company currently has no material future commitments for capital expenditures.

The Company’s Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions, the Company’s cash availability and the terms of the Company’s new revolving credit facility. Under this program, the Company repurchased approximately 973,000 shares for aggregate cash consideration of approximately $7,499,000 prior to 1999. No shares have been repurchased since that time. At March 31, 2002, approximately 1,227,000 shares remain available for repurchase under the program.

The Company sells its Teva line of footwear pursuant to an exclusive licensing agreement with Mark Thatcher, the inventor and licensor of Teva Sport Sandals. The agreement became effective January 1, 2000 and continues through December 31, 2004. If minimum annual sales levels are achieved in 2004, the license automatically renews for an additional four years, through December 31, 2008. If minimum annual sales levels are achieved in 2008, the license automatically renews again through December 31, 2011. However, if the minimum annual sales levels are not achieved in 2004 or 2008, the license expires and the Company will no longer be able to sell Teva footwear. These required minimum annual sales levels are $107.9 million in 2004 and $137.3 million in 2008, both of which are significantly greater than the annual sales of $61.2 million achieved by the Company in 2001. Also, Mr. Thatcher may terminate the licensing agreement if the Company breaches certain of its other obligations under the agreement. The Company believes it is unlikely

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

to achieve the contractual minimum for 2004 and has begun discussions with the licensor to address this issue. However, the Company can provide no assurances that it will be successful in its efforts to reach an acceptable resolution. The termination of the license would have a material adverse effect on the Company’s results of operations.

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

The Company believes that by exercising its option to acquire Teva, it will be able to significantly improve its earnings before interest, taxes, depreciation and amortization (“EBITDA”). In 2001, the Company sold approximately $61 million of Teva products, paying a royalty of approximately $4.2 million and incurring approximately $0.3 million of additional costs that the Company

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

believes could have been eliminated had the Company owned Teva outright. In addition, the licensor’s catalog/internet business yielded EBITDA of approximately $0.7 million in 2001. Accordingly, had the Company owned Teva in 2001, it believes it would have been able to improve its EBITDA by approximately $5.2 million.

The Company believes that internally generated funds, the available borrowings under its existing credit facility, and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements (excluding the possible acquisition of Teva). However, risks and uncertainties which could impact the Company’s ability to maintain its cash position include the Company’s growth rate, the continued strength of the Company’s brands, its ability to respond to changes in consumer preferences, its ability to collect its receivables in a timely manner, its ability to effectively manage its inventory, and the volume of letters of credit used to purchase product, among others.

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

Historically, the Company’s sales have been greater in the first and second quarters, Teva’s strong selling season, than in the third and fourth quarters. However, given the Company’s current expectations for a decrease in Teva sales for the first half of 2002 compared to 2001 combined with the anticipated continuing increase in Ugg sales in the Fall of 2002 and the launch of the new Fall 2002 Teva and Simple product lines, the Company currently expects sales in the fourth quarter to equal or exceed the sales levels for the second quarter of 2002. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company’s customers continuing to carry and promote its various product lines, among other risks and uncertainties. See also the discussion regarding forward-looking statements under “Outlook.”

Other

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

Beginning with the spring 2002 season, a substantial portion of the Company’s sales in the European market is denominated in Euros. The majority of these sales occur in the first quarter of the year, with lesser amounts in the remainder of the year. To reduce its risk to foreign currency fluctuations between the U.S. dollar and the Euro, the Company enters into forward contracts from time to time. Because the majority of the Euro denominated sales were shipped and the related Euros were collected prior to March 31, 2002, there are no outstanding forward contracts remaining at quarter end.

Market Risk

The Company’s market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States and changes in the Eurodollar rate. The Company’s credit facility provides for interest on outstanding borrowings at prime rate minus 0.5%, or at the Company’s election at an adjusted Eurodollar rate plus 1.375% to 1.625%. At March 31, 2002, the Company had no outstanding borrowings under this facility.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

An action was brought against the Company in 1995 by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, “Molly”) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the United States Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a payment of approximately $2.0 million, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. In the event that further legal fees and exemplary damages are subsequently awarded, the Company would have a potential exposure beyond the amounts provided for in the financial statements of up to an additional $2.5 million.

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

10.22 Employment Agreement dated March 29, 2002, between Douglas B. Otto and Deckers Outdoor Corporation

(b)	Reports on Form 8-K. None

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: May 3, 2002	/s/ M. Scott Ash

M. Scott Ash, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)