Form 10-Q
period 2002-06-30
DECKERS OUTDOOR CORP
filed 2002-08-09
CIK 910521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   [X]   No   [   ]

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2002

Common stock, $.01 par value	9,329,647

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$21,996,000	16,689,000
Trade accounts receivable, less allowance for doubtful accounts of $2,934,000 and $2,014,000 as of June 30, 2002 and December 31, 2001, respectively	17,414,000	20,395,000
Inventories	16,775,000	18,425,000
Prepaid expenses and other current assets	1,139,000	1,694,000
Refundable and deferred tax assets	3,155,000	4,155,000

Total current assets	60,479,000	61,358,000
Property and equipment, at cost, net	3,896,000	3,857,000
Intangible assets, less accumulated amortization	9,488,000	19,941,000
Other assets, net	501,000	728,000

	$74,364,000	85,884,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt	$153,000	290,000
Trade accounts payable	8,150,000	13,915,000
Accrued expenses	4,652,000	4,988,000
Income taxes payable	854,000	—

Total current liabilities	13,809,000	19,193,000

Long-term debt, less current installments	81,000	159,000
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 10,302,599 shares and outstanding 9,329,647 shares at June 30, 2002; issued 10,297,309 shares and outstanding 9,324,357 shares at December 31, 2001	93,000	93,000
Additional paid-in capital	25,455,000	25,689,000
Retained earnings	35,082,000	41,251,000
Accumulated other comprehensive income (loss)	(156,000)	123,000

Less note receivable from stockholder/former officer	—	(624,000)

Total stockholders’ equity	60,474,000	66,532,000

	$74,364,000	85,884,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three-month period ended
	June 30,

	2002	2001

Net sales	$22,369,000	21,586,000
Cost of sales	12,298,000	11,989,000

Gross profit	10,071,000	9,597,000
Selling, general and administrative expenses	8,967,000	8,248,000

Income from operations	1,104,000	1,349,000
Other expense (income):
Interest, net	(10,000)	(34,000)
Other	11,000	15,000

Income before income tax expense	1,103,000	1,368,000
Income tax expense	461,000	637,000

Net income	$642,000	731,000

Net income per share:
Basic	$0.07	0.08
Diluted	0.07	0.08

Weighted-average shares:
Basic	9,307,000	9,214,000
Diluted	9,732,000	9,492,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Six-month period ended
	June 30,

	2002	2001

Net sales	$55,628,000	56,497,000
Cost of sales	30,443,000	31,166,000

Gross profit	25,185,000	25,331,000
Selling, general and administrative expenses	20,367,000	19,901,000

Income from operations	4,818,000	5,430,000
Other expense (income):
Interest, net	(27,000)	(114,000)
Other	28,000	(187,000)

Income before income taxes and cumulative effect of accounting change	4,817,000	5,731,000
Income taxes	2,013,000	2,513,000

Income before cumulative effect of accounting change	2,804,000	3,218,000
Cumulative effect of accounting change, net of $843,000 income tax benefit	(8,973,000)	—

Net income (loss)	$(6,169,000)	3,218,000

Basic income per common share before cumulative effect of accounting change	$0.30	0.35
Cumulative effect of accounting change	(0.96)	—

Basic net income (loss) per common share	$(0.66)	0.35

Average basic common shares	9,326,000	9,197,000

Diluted income per common share before cumulative effect of accounting change	0.29	0.34
Cumulative effect of accounting change	(0.93)	—

Diluted net income (loss) per common share	$(0.64)	0.34

Average diluted common shares	9,665,000	9,604,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-month period ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(6,169,000)	3,218,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	8,973,000	—
Depreciation and amortization	1,443,000	1,745,000
Provision for doubtful accounts	1,466,000	1,281,000
Gain on sale of Heirlooms subsidiary	—	(185,000)
Loss on disposal of assets	10,000	10,000
Non-cash stock compensation	129,000	170,000
Loss on foreign currency hedging	28,000	—
Changes in assets and liabilities (net of effects of disposition of Heirlooms subsidiary):
(Increase) decrease in:
Trade accounts receivable	1,515,000	5,518,000
Inventories	1,650,000	3,948,000
Prepaid expenses and other current assets	432,000	(91,000)
Refundable income taxes	1,843,000	(29,000)
Other assets	227,000	(151,000)
Increase (decrease) in:
Trade accounts payable	(5,765,000)	(218,000)
Accrued expenses	(520,000)	(170,000)
Income taxes payable	854,000	—

Net cash provided by operating activities	6,116,000	15,046,000

Cash flows from investing activities:
Cash paid for extension of Teva purchase option	—	(1,566,000)
Net proceeds from sale of Heirlooms subsidiary	—	599,000
Purchase of property and equipment	(855,000)	(1,184,000)
Proceeds from sale of property and equipment	—	18,000

Net cash used in investing activities	(855,000)	(2,133,000)

(Continued)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)

	Six-month period ended
	June 30,

	2002	2001

Cash flows from financing activities:
Repayments of long-term debt	(215,000)	(196,000)
Cash received from issuances of common stock	261,000	258,000

Net cash provided by financing activities	46,000	62,000

Net increase in cash	5,307,000	12,975,000
Cash and cash equivalents at beginning of period	16,689,000	9,057,000

Cash and cash equivalents at end of period	$21,996,000	22,032,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,000	65,000
Income taxes	832,000	3,235,000

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

Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity. Accumulated other comprehensive income of $123,000 at December 31, 2001 consisted entirely of unrealized gains on foreign currency hedging derivatives. At June 30, 2002, accumulated other comprehensive loss of $156,000 included unrealized losses on foreign currency hedging derivatives of $247,000 partially offset by a cumulative foreign currency translation adjustment of $91,000. Foreign currency translation adjustments in the prior year were not significant. The Company does not have any other transactions or other economic events that qualify as comprehensive income (loss) as defined under SFAS No. 130.

Comprehensive income (loss) is determined as follows:

	Three-month period ended
	June 30,

	2002	2001

Net income	$642,000	731,000
Unrealized losses on foreign currency hedging	(247,000)	—
Cumulative foreign currency translation adjustment	91,000	—

Total comprehensive income	$486,000	731,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	Comprehensive Income (Loss) — Continued

	Six-month period ended
	June 30,

	2002	2001

Net income (loss)	$(6,169,000)	3,218,000
Realized gains on foreign currency hedging included in net income (loss)	(123,000)	—
Unrealized losses on foreign currency hedging	(247,000)	—
Cumulative foreign currency translation adjustment	91,000	—

Total comprehensive income (loss)	$(6,448,000)	3,218,000

(3)	Income (Loss) per Share

Basic income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share represents net income divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three and six-month periods ended June 30, 2002 and 2001, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock. The Company utilized the diluted weighted-average shares for both the cumulative effect of accounting change and the net loss for the six months ended June 30, 2002 since, in accordance with FAS No. 128, the determination of the anti-dilution test is based upon income from continuing operations, in which the inclusion of dilutive securities is dilutive.

The reconciliations of basic to diluted weighted-average shares are as follows for the three and six months ended June 30, 2002 and 2001:

	Three-month period ended
	June 30,

	2002	2001

Net income	$642,000	731,000

Weighted-average shares used in basic computation	9,307,000	9,214,000
Dilutive stock options	425,000	278,000

Weighted-average shares used for diluted computation	9,732,000	9,492,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Income (Loss) per Share (Continued)

	Six-month period ended
	June 30,

	2002	2001

Net income (loss)	$(6,169,000)	3,218,000

Weighted-average shares used in basic computation	9,326,000	9,197,000
Dilutive stock options	339,000	407,000

Weighted-average shares used for diluted computation	9,665,000	9,604,000

Options to purchase 282,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the three months ended June 30, 2002 and options to purchase 550,750 shares of common stock at prices ranging from $3.75 to $9.88 were outstanding during the three months ended June 30, 2001, but were not included in the computations of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the common shares during the periods and, therefore, were anti-dilutive.

Options to purchase 286,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the six months ended June 30, 2002 and options to purchase 282,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the the six months ended June 30, 2001, but were not included in the computations of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the common shares during the periods and, therefore, were anti-dilutive.

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

On February 22, 2002, the Facility expired and was replaced with a new revolving credit facility with Comerica Bank (the “New Facility”). The New Facility expires June 1, 2004 and provides for a maximum availability of $20,000,000, subject to a borrowing base only when outstanding borrowings, including outstanding letters of credit and foreign currency forward contracts, exceed $10 million. In general, the borrowing base is currently equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10 million of borrowings may be in the form of letters of credit. The New Facility bears interest at the bank’s prime rate (4.75% at June 30, 2002) minus 0.5%, or at the Company’s option, at LIBOR plus 1.375% to 1.625%, depending on the Company’s ratio of liabilities to effective tangible net worth, and is secured by substantially all assets of the Company’s domestic operations. The New Facility includes an annual commitment fee equal to 0.125% of the average unused line amount. The agreement underlying the New Facility includes several financial covenants including a quick ratio requirement, a requirement for liabilities to effective tangible net worth ratio, profitability requirements and, when borrowings exceed $10 million, a minimum inventory turnover requirement. The Company was in compliance with all covenants of the New Facility at June 30, 2002. At June 30, 2002, the Company had no outstanding borrowings under the Facility and had outstanding letters of credit aggregating $1,725,000. The Company had credit availability under the Facility of $12,173,000 at June 30, 2002.

(5)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended June 30, 2002, the Company had income tax expense of $461,000, representing an effective income tax rate of 41.8%. For the three months ended June 30, 2001, the Company had income tax expense of $637,000, representing an effective income tax rate of 46.6%. For the six months ended June 30, 2002, the Company had income tax expense of $2,013,000, representing an effective income tax rate of 41.8%. For the six months ended June 30, 2001, the Company had income tax expense of $2,513,000, representing an effective income tax rate of 43.8%.

(6)	New Accounting Pronouncements

In July 2001, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings but instead be reviewed periodically for impairment. The Company implemented this new accounting standard on January 1, 2002, resulting in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.93 per diluted share, during the six month period ended June 30, 2002. This non-cash impairment charge included a write down of approximately $1.2 million, on an after tax basis, for Simple goodwill and approximately $7.8

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6) New Accounting Pronouncements (Continued)

million for Ugg goodwill. As a result of these write downs, Simple has no remaining goodwill and Ugg has approximately $6.1 million of goodwill remaining at June 30, 2002, which has been included in intangible assets in the accompanying condensed consolidated balance sheet at June 30, 2002. The impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s statement of operations for the six months ended June 30, 2002. In addition, SFAS 142 provides that goodwill no longer be amortized, and as a result the Company recorded no goodwill amortization during the three and six month periods ended June 30, 2002, whereas the Company had recorded approximately $203,000 and $405,000, respectively, of goodwill amortization during the three and six month periods ended June 30, 2001. For comparative purposes, the following schedules reconcile reported net income to adjusted net income for the three and six month periods ended June 30, 2001, adjusted to exclude goodwill amortization, along with comparative information for the three and six months ended June 30, 2002.

	Three-month period ended
	June 30,

	2002	2001

Reported net income	$642,000	731,000
Add back: Goodwill amortization, net of related $18,000 tax benefit in 2001	—	185,000

Adjusted net income	$642,000	916,000

Basic income per share:
Reported net income	$0.07	0.08
Goodwill amortization, net of tax benefit	—	0.02

Adjusted net income	$0.07	0.10

Diluted income per share:
Reported net income	$0.07	0.08
Goodwill amortization, net of tax benefit	—	0.02

Adjusted net income	$0.07	0.10

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	New Accounting Pronouncements (Continued)

	Six-month period ended
	June 30,

	2002	2001

Reported net income before cumulative effect of accounting change	$2,804,000	3,218,000
Add back: Goodwill amortization, net of related $35,000 tax benefit in 2001	—	370,000

Adjusted net income before cumulative effect of accounting change	2,804,000	3,588,000
Cumulative effect of accounting change, net of tax benefit	(8,973,000)	—

Adjusted net income (loss)	$(6,169,000)	3,588,000

Basic income (loss) per share:
Reported net income before cumulative effect of accounting change	$0.30	0.35
Goodwill amortization, net of tax benefit	—	0.04

Adjusted net income before cumulative effect of accounting change	0.30	0.39
Cumulative effect of accounting change	(0.96)	—

Adjusted net income (loss)	$(0.66)	0.39

Diluted income (loss) per share:
Reported net income before cumulative effect of accounting change	$0.29	0.34
Goodwill amortization, net of tax benefit	—	0.03

Adjusted net income before cumulative effect of accounting change	0.29	0.37
Cumulative effect of accounting change	(0.93)	—

Adjusted net income (loss)	$(0.64)	0.37

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

As of June 30, 2002, the Company had outstanding forward contracts for approximately 3.3 million euros.

(8)	Business Segments

Management of the Company has determined its reportable segments are its three strategic business units, the Teva, Simple and Ugg brands. The Company evaluates performance based on net sales and profit or loss from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing, and sales strategies. In 2001, the Company revised the structure for reporting the income (loss) from operations for each of the segments, removing the allocations of corporate overhead from each of the brands. The income (loss) from operations for each of the segments now includes only those costs which are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization and the costs of employees directly related to the brands. Previously, corporate overhead costs were allocated to each segment based on each segment’s sales in relation to total net sales of all segments. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation and facilities costs. All amounts for the three and six-month periods ended June 30, 2001 have been restated to conform to the new presentation. Business segment information is summarized as follows:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Business Segments (Continued)

Net sales and operating income (loss) by business segment for the three and six-month periods ended June 30, 2002 and 2001 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net sales to external customers:
Teva	$19,478,000	19,173,000	48,737,000	49,210,000
Simple	2,574,000	2,234,000	6,175,000	6,465,000
Ugg	317,000	179,000	716,000	771,000
Other	—	—	—	51,000

	$22,369,000	21,586,000	55,628,000	56,497,000

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Income (loss) from operations:
Teva	$4,756,000	4,773,000	11,956,000	11,894,000
Simple	196,000	147,000	630,000	389,000
Ugg	(558,000)	(484,000)	(804,000)	(698,000)
Other (primarily unallocated overhead)	(3,290,000)	(3,087,000)	(6,964,000)	(6,155,000)

	$1,104,000	1,349,000	4,818,000	5,430,000

Business segment asset information as of June 30, 2002 and December 31, 2001 is summarized as follows:

	June 30,	December 31,
	2002	2001

Total assets for reportable segments:
Teva	$24,048,000	24,051,000
Simple	7,965,000	8,173,000
Ugg	14,695,000	27,204,000

	$46,708,000	59,428,000

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

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at June 30, 2002 and December 31, 2001 are as follows:

	June 30,	December 31,
	2002	2001

Total assets for reportable segments	$46,708,000	59,428,000
Elimination of intersegment payables	(35,000)	10,000
Unallocated refundable income taxes and deferred tax assets	2,946,000	3,946,000
Other unallocated corporate assets	24,745,000	22,500,000

Consolidated total assets	$74,364,000	85,884,000

(9)	Contingencies

An action was brought against the Company in 1995 by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, “Molly”) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the United States Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a payment of approximately $2.0 million, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. The briefing on the plaintiff’s claims for exemplary damages and attorney’s fees has been completed and the district court has scheduled oral argument for August 22, 2002. In the event that further legal fees and exemplary damages are subsequently awarded, the Company would have a potential exposure beyond the amounts provided for in the financial statements of up to an additional $2.5 million.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Contingencies (Continued)

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

The Company has agreed to guarantee up to $1,000,000 of a bank loan of an officer of the Company. As of June 30, 2002, approximately $500,000 was outstanding under the officer’s loan from the bank.

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net sales increased by $783,000, or 3.6%, to $22,369,000 from the comparable three months ended June 30, 2001 of $21,586,000. Sales of the Teva brand increased 1.6% to $19,478,000 for the three months ended June 30, 2002 from $19,173,000 for the three months ended June 30, 2001 and represented 87.1% and 88.8% of net sales in the three months ended June 30, 2002 and 2001, respectively. The increase is largely attributable to strong retail sell-through and an increase in reorders in the domestic market, partially offset by a decline in the international markets. Net sales of footwear under the Simple product line increased 15.2% to $2,574,000 from $2,234,000 for the comparable three months ended June 30, 2001, resulting from an increase in the volume of discounted sales, as well as strength in the domestic market for the brand’s offering of women’s sandals and its offering of sneakers for both men and women. Net sales of Ugg footwear increased 77.3% to $317,000 for the three months ended June 30, 2002, compared to net sales of $179,000 for the three months ended June 30, 2001. Due to the highly seasonal nature of Ugg’s business, the second quarter is generally a low volume quarter for Ugg sales. Overall, international sales for all of the Company’s products decreased 52.5% for the quarter to $1,340,000 from $2,821,000, representing 6.0% of net sales in 2002 and 13.1% in 2001. The volume of footwear sold increased 12.0% to 1,075,000 pairs during the three months ended June 30, 2002 from 960,000 pairs during the three months ended June 30, 2001, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the three months ended June 30, 2002 for all brands combined decreased 7.3% to $20.44 from $22.05 for the three months ended June 30, 2001. The decrease was primarily due to an increase in the volume of closeout sales at lower selling prices than that experienced in the year ago period. In addition, the Company introduced several new styles at lower price points since June 30, 2001.

Cost of sales increased by $309,000 or 2.6%, to $12,298,000 for the three months ended June 30, 2002, compared with $11,989,000 for the three months ended June 30, 2001 and decreased as a percentage of net sales to 55.0% from 55.5%. Gross profit increased by $474,000, or 4.9%, to $10,071,000 for the three months ended June 30, 2002 from $9,597,000 for the three months ended June 30, 2001 and increased as a percentage of net sales to 45.0% from 44.5%. The increase in gross margin was primarily due to a reduction in inventory write-downs and a change in the sales mix toward domestic sales, which generally have higher gross margins than sales in the international markets. The resulting increase in gross margin was partially offset by an increase in discounted sales during the quarter at lower than normal margins.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

The Company carries its inventories at the lower of cost or market, using a reserve for write-downs for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the three months ended June 30, 2002, the Company had a net decrease to the reserve for write-downs for inventory obsolescence of approximately $251,000 primarily due to the sale of domestic inventory of Teva and Simple product for which a write-down had previously been recorded. For the three months ended June 30, 2001, the Company had a net decrease to the reserve for write-downs for inventory obsolescence of approximately $200,000 primarily due to the sale of domestic inventory of Teva and Simple product for which a write-down had previously been taken, as well as the sale of the Company’s remaining Canadian inventory, for which a write-down had also previously been recorded, in connection with the Company’s transition to a distributor in the Canadian market.

Selling, general and administrative expenses increased by $719,000, or 8.7%, to $8,967,000 for the three months ended June 30, 2002, compared with the three months ended June 30, 2001 of $8,248,000, and increased as a percentage of net sales to 40.1% in 2002 from 38.2% in 2001. The increase in selling, general and administrative expenses for the quarter was primarily due to an increase in bad debt expense, costs related to a new Enterprise Resource Planning (“ERP”) computer system, and increased royalty expense and marketing costs, partially offset by the elimination of goodwill amortization of $203,000 in accordance with SFAS 142.

Income from operations for the Teva brand was $4,756,000 for the three months ended June 30, 2002 compared to $4,773,000 for the three months ended June 30 2001. The slight decrease was due to the increase in bad debt expense and royalty expense during the quarter, partially offset by the increase in sales for the quarter. Income from operations for the Simple brand increased to $196,000 for the three months ended June 30, 2001 from $147,000 for the three months ended June 30, 2001 primarily as a result of increased sales volume and the elimination of goodwill amortization with the Company’s adoption of SFAS 142 during the quarter. These improvements were partially offset by increased advertising and marketing costs, bad debt expense and the reduction in gross margin from the increased volume of discounted sales during the quarter. The Ugg brand experienced a loss from operations of $558,000 for the three months ended June 30, 2002 compared to a loss from operations of $484,000 for the three months ended June 30, 2001 reflecting a substantial increase in bad debt expense, partially offset by the elimination of goodwill amortization resulting from the Company’s adoption of SFAS 142 during the quarter.

For the three months ended June 30, 2002 the Company had income tax expense of $461,000, representing an effective income tax rate of 41.8%. For the three months ended June 30, 2001, the Company had income tax expense of $637,000, representing an effective income tax rate of 46.6%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

The Company had net earnings of $642,000, or $0.07 per share — diluted, for the three months ended June 30, 2002 versus net earnings of $731,000, or $0.08 per share — diluted, for the three months ended June 30, 2001 due to the reasons discussed above.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net sales decreased by $869,000, or 1.5%, to $55,628,000 from the comparable six months ended June 30, 2001 of $56,497,000. Sales of the Teva brand decreased 1.0% to $48,737,000 for the six months ended June 30, 2002 from $49,210,000 for the six months ended June 30, 2001 and represented 87.6% and 87.1% of net sales in the six months ended June 30, 2002 and 2001, respectively. The decrease was largely attributable to sales declines in the international markets, especially in Europe and Asia, and softness in the domestic retail environment, particular during the first quarter. This was partially offset by an improvement in retail sell-through and an increase in reorders in the domestic market during the second quarter of 2002. Net sales of footwear under the Simple product line decreased 4.5% to $6,175,000 from $6,465,000 for the comparable six months ended June 30, 2001, which decline was attributed to a shortfall in the international markets, with the majority of the decrease occurring in the European market. This international decline was partially offset by an increase in the volume of discounted sales in the domestic market as well as strength in the brand’s sneakers and women’s sandal business. Net sales of Ugg footwear decreased 7.1% to $716,000 for the six months ended June 30, 2002, compared to net sales of $771,000 for the six months ended June 30, 2001. Due to the highly seasonal nature of Ugg’s business, the first and second quarters are generally low volume quarters for Ugg sales. Overall, international sales for all of the Company’s products decreased 15.2% year-to-date to $13,883,000 from $16,363,000, representing 25.0% of net sales in 2002 and 29.0% in 2001. The volume of footwear sold increased 4.0% to 2,635,000 pairs during the six months ended June 30, 2002 from 2,533,000 pairs during the six months ended June 30, 2001, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the six months ended June 30, 2002 for all brands combined decreased 5.1% to $20.84 from $21.95 for the six months ended June 30, 2001. The decrease was primarily due to an increase in the volume of discounted sales during the six months ended June 30, 2002, as well as the introduction of several new styles at lower price points.

Cost of sales decreased by $723,000 or 2.3%, to $30,443,000 for the six months ended June 30, 2002, compared with $31,166,000 for the six months ended June 30, 2001 and decreased as a percentage of net sales to 54.7% from 55.2%. Gross profit decreased by $146,000, or 0.6%, to $25,185,000 for the six months ended June 30, 2002 from $25,331,000 for the six months ended June 30, 2001 and increased as a percentage of net sales to 45.3% from 44.8%. The increase in gross margin was due to a combination of factors including the negotiation and receipt of a $300,000 chargeback from a factory in the first quarter of 2002 related to a dispute which arose in 2001. In addition, the Company experienced a reduction in inventory write-downs and a change in the sales mix, resulting in a relatively greater percentage of domestic sales, which generally have higher gross margins than sales in the international markets. The resulting increase in gross margin was partially offset by an increase in discounted sales during the quarter at lower than normal margins.

The Company carries its inventories at the lower of cost or market, using a reserve for write-downs for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the six months ended June 30, 2002, the Company had a net decrease to the reserve for write-downs for inventory obsolescence of approximately $110,000 primarily due to the sale of domestic Simple and Teva inventory for which a write-down had previously been recorded, partially offset by inventory write-downs for all three brands in order

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

to write-down discontinued and slow-moving styles to net realizable value. For the six months ended June 30, 2001, the Company had a net decrease to the reserve for write-downs for inventory obsolescence of approximately $265,000 primarily due to the sale of domestic inventory of Teva and Simple product for which a write-down had previously been taken, as well as the sale of the Company’s remaining Canadian inventory, for which a write-down had also previously been recorded, in connection with the Company’s transition to a distributor in the Canadian market. Also, the elimination of approximately $36,000 of reserve for write-downs occurred in connection with the Company’s sale of its Heirlooms subsidiary during the period.

Selling, general and administrative expenses increased by $466,000, or 2.3%, to $20,367,000 for the six months ended June 30, 2002, compared with the six months ended June 30, 2001 of $19,901,000, and increased as a percentage of net sales to 36.6% in 2002 from 35.2% in 2001. The increase in selling, general and administrative expenses was primarily due to an increase in marketing and distribution costs, costs related to a new ERP computer system, and an increase in bad debt expense during the six months ended June 30, 2002. These increases were partially offset by the elimination of approximately $405,000 of goodwill amortization resulting from the Company’s implementation of SFAS 142 on January 1, 2002.

Income from operations for the Teva brand was $11,956,000 for the six months ended June 30, 2002 compared to $11,894,000 for the six months ended June 30 2001. The increase was largely due to a reduction in sales commissions and bad debt expense during the current year, resulting from the non-recurrence of the 2001 Track ’n Trail bankruptcy, partially offset by the increase in marketing expenditures and royalty expense. Income from operations for the Simple brand increased to $630,000 for the six months ended June 30, 2002 from $389,000 for the six months ended June 30, 2001 as a result of lower bad debt expense, lower advertising and marketing costs and the elimination of goodwill amortization with the Company’s adoption of SFAS 142 during the current year. These decreases were partially offset by the impact of the sales decline in the international markets and the reduction in gross margin from the increased volume of discounted sales during the six months ended June 30, 2002. The Ugg brand experienced a loss from operations of $804,000 for the six months ended June 30, 2002 compared to a loss from operations of $698,000 for the six months ended June 30, 2001 reflecting the increase in bad debt expense and marketing costs, partially offset by the increase in gross margin from the factory chargeback and the elimination of goodwill amortization resulting from the Company’s adoption of SFAS 142 during the year.

For the six months ended June 30, 2002, the Company had $28,000 of other expense primarily representing the ineffective portion attributed to the Company’s foreign currency hedging activity during the period. For the six months ended June 30, 2001, the Company had other income of $187,000 which consisted primarily of the gain on disposition of the Company’s 50% interest in its Heirlooms subsidiary.

For the six months ended June 30, 2002 the Company had income tax expense of $2,013,000, representing an effective income tax rate of 41.8%. For the six months ended June 30, 2001, the Company had income tax expense of $2,513,000, representing an effective income tax rate of 43.8%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

The Company implemented SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002, resulting in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.93 per diluted share, during the six months ended June 30, 2002. This non-cash impairment charge included a write down of approximately $1.2 million, on an after tax basis, for Simple goodwill and approximately $7.8 million for Ugg goodwill. The impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2002.

The Company experienced net earnings before cumulative effect of accounting change of $2,804,000, or $0.29 per diluted share, for the six months ended June 30, 2002 and a net loss after the cumulative effect of accounting change of $6,169,000, or $0.64 per diluted share. For the six months ended June 30, 2001, the Company had net earnings of $3,218,000, or $0.34 per diluted share. The decrease in earnings and earnings per diluted share occurred for the reasons discussed above.

Outlook

This “Outlook” section, the first and last paragraphs under “Liquidity and Capital Resources,” the discussion under “Seasonality” and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity, the potential impact of certain litigation, and the impact of seasonality on the Company’s operations. These forward-looking statements are based on the Company’s expectations as of today, August 8, 2002. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All of the forward-looking statements are based on management’s current expectations and are inherently uncertain. Actual results may differ materially for a variety of reasons, including the reasons discussed below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Given the continuing strength of the Ugg brand, which historically sells well in the latter half of the year, the introduction of a new Teva fall line of hikers, trailrunners and rugged outdoor footwear styles, the fourth quarter launch of the new spring 2003 Teva line, and good early reaction to the Simple fall product offering, as well as some recent signs of improvement in the economy, the Company expects year over year gains in the third and fourth quarters of 2002. For the quarter ending September 30, 2002, the Company currently expects its sales to range from $18 million to $19 million and its diluted loss per share to range from ($0.06) to ($0.07). Overall, the Company currently expects net sales for the fiscal year ending December 31, 2002 to range from $94 million to $97 million. For the calendar year 2002, the Company currently expects sales of its Teva product line to range from $64 million to $66 million; Simple to range from $10 million to $11 million; and Ugg to range from $20 million to $21 million. In addition, excluding the effects of the implementation of SFAS 142 (see discussion under Note 6 to the accompanying condensed consolidated financial statements), the Company currently expects its diluted earnings per share before the cumulative effect of change in accounting

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

principle for the year ending December 31, 2002 to range from $0.28 to $0.30. Including the cumulative effect of the change in accounting principle for the goodwill impairment charge resulting from the implementation of SFAS 142, the Company expects its 2002 net loss per share to range from approximately $0.63 to $0.65.

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

In addition, the Company’s results of operations, financial condition and cash flows are subject to risks and uncertainties with respect to the following: overall economic and market conditions; world events; competition; demographic changes; the loss of significant customers or suppliers; the performance and reliability of the Company’s products; customer service; the Company’s ability to secure and maintain intellectual property rights; the Company’s ability to secure and maintain adequate financing; the Company’s ability to forecast and subsequently achieve those forecasts; its ability to attract and retain key employees; the effectiveness of the Company’s newly implemented ERP computer system; and the general risks associated with doing international business including foreign exchange risks, duties, quotas and political instability.

Liquidity and Capital Resources

The Company’s liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At June 30, 2002, working capital was $46,670,000 including $21,996,000 of cash and cash equivalents. Cash provided by operating activities aggregated $6,116,000 for the six months ended June 30, 2002. Trade accounts receivable decreased 14.6% since December 31, 2001 as a result of normal seasonality. Inventories decreased 9.0% since December 31, 2001 largely as a result of normal seasonality, partially offset by increases in inventory to support the Company’s expected 28% to 35% increase in net sales for the upcoming third quarter.

The Company has a new revolving credit facility with Comerica Bank (the “New Facility”) which expires June 1, 2004. The New Facility provides for a maximum availability of $20,000,000, subject to a borrowing base only when outstanding borrowings, including outstanding letters of credit and foreign currency forward contracts, exceed $10 million. In general, the borrowing base is currently equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10 million of borrowings may be in the form of letters of credit. The New Facility bears interest at the bank’s prime rate (4.75% at June 30, 2002) minus 0.5%, or at the Company’s option, at LIBOR plus 1.375% to 1.625%, depending on the Company’s ratio of liabilities to effective tangible net worth, and is secured by substantially all assets of the Company’s domestic operations. The New Facility includes an annual commitment fee equal to 0.125% of the average unused line amount. The agreement underlying the New Facility includes several financial covenants including a quick ratio requirement, a requirement for liabilities to effective tangible net worth ratio, profitability requirements and, when borrowings exceed $10 million, a minimum inventory turnover requirement. The Company was in compliance with all covenants of the New Facility at June 30, 2002. At June 30, 2002, the Company had no outstanding borrowings under the Facility and had outstanding letters of credit aggregating $1,725,000. The Company had credit availability under the Facility of $12,173,000 at June 30, 2002.

Capital expenditures totaled $855,000 for the six months ended June 30, 2002. The Company’s capital expenditures related primarily to the Company’s implementation of its new ERP computer system and the purchase of promotional vehicles for the Teva and Simple brands. The Company currently has no material future commitments for capital expenditures.

The Company has agreed to guarantee up to $1,000,000 of a bank loan of an officer of the Company. As of June 30, 2002, approximately $500,000 was outstanding under the officer’s loan from the bank.

The Company’s Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions, the Company’s cash availability and the terms of the Company’s new revolving credit facility, which facility prohibits the use of related borrowings to repurchase stock. Under this program, the Company repurchased approximately 973,000 shares for aggregate cash consideration of approximately $7,499,000 prior to 1999. No shares have been repurchased since that time. At June 30, 2002, approximately 1,227,000 shares remain available for repurchase under the program.

The Company sells its Teva line of footwear pursuant to an exclusive licensing agreement with Mark Thatcher, the inventor and licensor of Teva Sport Sandals. The agreement became effective January 1, 2000 and continues through December 31, 2004. If minimum annual sales levels are achieved in 2004, the license automatically renews for an additional four years, through December 31, 2008. If minimum annual sales levels are achieved in 2008, the license automatically renews again through December 31, 2011. However, if the minimum annual sales levels are not achieved in 2004 or 2008, the license expires and the Company will no longer be able to produce or sell Teva footwear. These required minimum annual sales levels are $107.9 million in 2004 and $137.3 million in 2008, both of which are significantly greater than the annual sales of $61.2 million achieved by the Company in 2001. Also, Mr. Thatcher may terminate the licensing agreement if the Company breaches certain of its other obligations under the agreement. The Company believes it is unlikely to achieve the contractual minimum for 2004 and has begun discussions with the licensor to address this issue. However, the Company can provide no assurances that it will be successful in its efforts to reach an acceptable resolution. The termination of the license would have a material adverse effect on the Company’s results of operations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

The Teva license agreement provides for royalties using a sliding scale ranging from 5.0% to 6.5% of annual sales, depending upon sales levels, and includes minimum annual royalties ranging from $4.4 million in 2002 to $7.6 million in 2011. The agreement also requires minimum advertising and promotional expenditures of 5.0% of annual sales for domestic sales and 6.5% for international sales. In addition to the minimum advertising and promotional costs, the Company and the licensor have agreed to each contribute annually 0.5% of annual sales toward the promotion of the Teva brand and trademark, with or without particular reference to individual styles.

In connection with the execution of the most recent license agreement with Mark Thatcher, the Company received an option to buy Teva and virtually all of its assets, including the Teva trademarks, patents and other intellectual property owned by Mr. Thatcher, as well as the business assets of Mr. Thatcher’s Teva online retail and catalog business. The option price is based on formulas tied to net sales of Teva products and varies depending on when the option is exercised. For the first option period, January 1, 2000 to December 31, 2003, the option price is for an amount equal to the greater of (i) $61.6 million or (ii) 75% of the largest calendar year revenues since January 1, 2000 for the Teva brand, plus $1.6 million. In addition, the Company would issue to Mr. Thatcher 100,000 shares of common stock and options to purchase 100,000 shares of common stock. The purchase price for the second option period, January 1, 2006 to December 31, 2008, is equal to 110% of the average of the aggregate net sales for all Teva products for the two calendar years since January 1, 2000 with the highest aggregate net sales. If the Company does not exercise its option to acquire Teva, the licensor has the option to acquire the Teva distribution rights from the Company for the period from January 1, 2010 to December 31, 2011, the end of the license term, and the option price is based on a formula tied to the Company’s earnings before interest, taxes, depreciation and amortization. The exercise of either option will require a significant amount of additional financing. There are no assurances that the additional financing will be available.

In the event that the Company exercises its option to acquire the Teva brand, the Company would acquire virtually all assets including all Teva patents, tradenames, trademarks and all other intellectual property, as well as Mr. Thatcher’s Teva online retail and catalog business. The Company currently has the worldwide license for Teva footwear and pays the licensor a royalty ranging from 6.5% to 5.0% of net sales of Teva products. By acquiring Teva, the Company would eliminate the payment of royalties to the licensor. In addition, the Company would own the Teva name and be able to pursue extension of the brand into other areas including apparel, outdoor gear and similar items, either through licensing to others or otherwise. The Company believes there are significant opportunities in this area given the strength of the Teva brand in the outdoor market. In conjunction with the Company, the licensor has already developed licensing arrangements for Teva apparel in certain markets. By acquiring Teva, the Company would receive these existing royalty income streams, as well as any royalties from additional future licensees. Also, upon exercise of the option, the Company would own the licensor’s growing and profitable catalog and online retail business.

The Company believes that by exercising its option to acquire Teva, it will be able to significantly improve its earnings before interest, taxes, depreciation and amortization (“EBITDA”). In 2001, the Company sold approximately $61 million of Teva products, paying a royalty of approximately $4.2 million and incurring approximately $0.3 million of additional costs that the Company believes could have been eliminated had the Company owned Teva outright. In addition, the licensor’s catalog and online retail business yielded EBITDA of approximately $0.7 million in

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

2001. Accordingly, had the Company owned Teva in 2001, it believes it would have been able to improve its EBITDA by approximately $5.2 million.

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

Historically, the Company’s sales have been greater in the first and second quarters, Teva’s strong selling season, than in the third and fourth quarters. However, given the Company’s current expectations for an increase in Ugg sales in the Fall of 2002, the launch of the new Fall 2002 Teva and Simple product lines and the beginning of the delivery of the new Spring 2003 Teva line, the Company currently expects sales in the fourth quarter to approximate the sales levels achieved during the second quarter of 2002. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company’s customers continuing to carry and promote its various product lines, among other risks and uncertainties. See also the discussion regarding forward-looking statements under “Outlook.”

Other

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

Beginning with the spring 2002 season, a substantial portion of the Company’s sales in the European market is denominated in euros. The majority of these sales occur in the first quarter of the year, with lesser amounts in the remainder of the year. To reduce its risk to foreign currency fluctuations between the U.S. dollar and the euro, the Company enters into forward contracts from time to time. As of June 30, 2002, the Company had outstanding forward contracts for approximately 3.3 million euros.

Market Risk

The Company’s market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States and changes in the Eurodollar rate. The Company’s credit facility provides for interest on outstanding borrowings at prime rate minus 0.5%, or at the Company’s election at an adjusted Eurodollar rate plus 1.375% to 1.625%. At June 30, 2002, the Company had no outstanding borrowings under this facility.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

An action was brought against the Company in 1995 by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, “Molly”) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the United States Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a payment of approximately $2.0 million, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. The briefing on the plaintiff’s claims for exemplary damages and attorney’s fees has been completed and the district court has scheduled oral argument for August 22, 2002. In the event that further legal fees and exemplary damages are subsequently awarded, the Company would have a potential exposure beyond the amounts provided for in the financial statements of up to an additional $2.5 million.

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

Item 2. Changes in Securities. Not applicable

Item 3. Defaults upon Senior Securities. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

On May 20, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, Douglas B. Otto and Gene E. Burleson were each re-elected as a Class III directors until the Annual Meeting of Stockholders to be held in 2005, until such director’s successor has been duly elected and qualified or until such director has otherwise ceased to serve as a director. For Douglas B. Otto, 8,373,234 votes were cast in favor and 63,625 votes were withheld. For Gene E. Burleson, 8,396,634 votes were cast in favor and 40,225 votes were withheld. There were no broker non-votes.

The stockholders also ratified the selection of KPMG LLP as the Company’s independent auditors. 8,406,821 votes were cast in favor of the ratification; 26,035 were voted against; and 4,003 abstained. There were no broker non-votes.

Item 5. Other Information. Not applicable

Item 6. Exhibits and Reports on Form 8-K. Not applicable

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: August 8, 2002	/s/ M. Scott Ash M. Scott Ash, Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, DOUGLAS B. OTTO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of DECKERS OUTDOOR CORPORATION on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of DECKERS OUTDOOR CORPORATION.

Date: August 8, 2002

/s/ Douglas B. Otto DOUGLAS B. OTTO, Chief Executive Officer of Deckers Outdoor Corporation

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, M. SCOTT ASH, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of DECKERS OUTDOOR CORPORATION on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of DECKERS OUTDOOR CORPORATION.

Date: August 8, 2002

/s/ M. Scott Ash M. SCOTT ASH, Chief Financial Officer of Deckers Outdoor Corporation