Form 10-Q
period 2002-09-30
DECKERS OUTDOOR CORP
filed 2002-11-14
CIK 910521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Outstanding at
Class	November 8, 2002

Common stock, $.01 par value	9,350,118

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$20,491,000	16,689,000
Trade accounts receivable, less allowance for doubtful accounts of $2,478,000 and $2,014,000 as of September 30, 2002 and December 31, 2001, respectively	15,783,000	20,395,000
Inventories	18,058,000	18,425,000
Prepaid expenses and other current assets	1,283,000	1,694,000
Refundable and deferred tax assets	4,070,000	4,155,000

Total current assets	59,685,000	61,358,000
Property and equipment, at cost, net	3,592,000	3,857,000
Intangible assets, less accumulated amortization	9,169,000	19,941,000
Other assets, net	448,000	728,000

	$72,894,000	85,884,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt	$156,000	290,000
Trade accounts payable	6,897,000	13,915,000
Accrued expenses	7,864,000	4,988,000

Total current liabilities	14,917,000	19,193,000

Long-term debt, less current installments	41,000	159,000
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 10,316,710 shares and outstanding 9,343,758 shares at September 30, 2002; issued 10,297,309 shares and outstanding 9,324,357 shares at December 31, 2001	93,000	93,000
Additional paid-in capital	25,486,000	25,689,000
Retained earnings	32,535,000	41,251,000
Accumulated other comprehensive income (loss)	(178,000)	123,000

	57,936,000	67,156,000
Less note receivable from stockholder/former officer	—	(624,000)

Total stockholders’ equity	57,936,000	66,532,000

	$72,894,000	85,884,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-month period ended
	September 30,

	2002	2001

Net sales	$17,727,000	14,023,000
Cost of sales	11,029,000	9,275,000

Gross profit	6,698,000	4,748,000
Selling, general and administrative expenses	7,489,000	6,165,000
Litigation costs	3,518,000	2,180,000

Loss from operations	(4,309,000)	(3,597,000)
Other expense (income):
Interest, net	(31,000)	(140,000)
Other	45,000	11,000

Loss before income tax benefit	(4,323,000)	(3,468,000)
Income tax benefit	(1,776,000)	(1,370,000)

Net loss	$(2,547,000)	(2,098,000)

Net loss per share:
Basic and diluted	$(0.27)	(0.23)

Weighted-average shares:
Basic and diluted	9,339,000	9,286,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine-month period ended
	September 30,

	2002	2001

Net sales	$73,355,000	70,520,000
Cost of sales	41,472,000	40,441,000

Gross profit	31,883,000	30,079,000
Selling, general and administrative expenses	27,856,000	26,066,000
Litigation costs	3,518,000	2,180,000

Income from operations	509,000	1,833,000
Other expense (income):
Interest, net	(58,000)	(254,000)
Other	73,000	(176,000)

Income before income taxes and cumulative effect of accounting change	494,000	2,263,000
Income taxes	237,000	1,143,000

Income before cumulative effect of accounting change	257,000	1,120,000
Cumulative effect of accounting change, net of $843,000 income tax benefit	(8,973,000)	—

Net income (loss)	$(8,716,000)	1,120,000

Basic income per common share before cumulative effect of accounting change	$0.03	0.12
Cumulative effect of accounting change	(0.97)	—

Basic net income (loss) per common share	$(0.94)	0.12

Average basic common shares	9,307,000	9,226,000

Diluted income per common share before cumulative effect of accounting change	$0.03	0.12
Cumulative effect of accounting change	(0.93)	—

Diluted net income (loss) per common share	$(0.90)	0.12

Average diluted common shares	9,642,000	9,620,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-month period ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(8,716,000)	1,120,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	8,973,000	—
Depreciation and amortization	2,113,000	2,674,000
Provision for doubtful accounts	1,792,000	1,197,000
Gain on sale of Heirlooms subsidiary	—	(185,000)
Loss on disposal of assets	10,000	10,000
Non-cash stock compensation	138,000	178,000
Loss on foreign currency hedging	73,000	—
Cumulative foreign currency translation adjustment	88,000	—
Changes in assets and liabilities (net of effects of disposition of Heirlooms subsidiary):
(Increase) decrease in:
Trade accounts receivable	2,820,000	9,226,000
Inventories	367,000	4,638,000
Prepaid expenses and other current assets	288,000	(35,000)
Refundable income taxes	928,000	(1,417,000)
Other assets	280,000	271,000
Increase (decrease) in:
Trade accounts payable	(7,018,000)	(1,541,000)
Accrued expenses	2,537,000	1,804,000

Net cash provided by operating activities	4,673,000	17,940,000

Cash flows from investing activities:
Cash paid for extension of Teva purchase option	—	(1,566,000)
Net proceeds from sale of Heirlooms subsidiary	—	599,000
Purchase of property and equipment	(902,000)	(1,942,000)
Proceeds from sale of property and equipment	—	18,000

Net cash used in investing activities	(902,000)	(2,891,000)

(Continued)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)

	Nine-month period ended
	September 30,

	2002	2001

Cash flows from financing activities:
Repayments of long-term debt	(252,000)	(299,000)
Cash received from issuances of common stock	283,000	358,000

Net cash provided by financing activities	31,000	59,000

Net increase in cash and cash equivalents	3,802,000	15,108,000
Cash and cash equivalents at beginning of period	16,689,000	9,057,000

Cash and cash equivalents at end of period	$20,491,000	24,165,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44,000	91,000
Income taxes	832,000	3,273,000

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

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management’s estimates related to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, sales returns, deferred taxes and estimated losses on outstanding litigation. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

(2)	Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity. Accumulated other comprehensive income at December 31, 2001 consisted entirely of unrealized gains on foreign currency hedging derivatives. At September 30, 2002, accumulated other comprehensive loss of $178,000 included unrealized losses on foreign currency hedging derivatives of $266,000 partially offset by a cumulative foreign currency translation adjustment of $88,000. Foreign currency translation adjustments in the prior year were not significant. The Company does not have any other transactions or other economic events that qualify as comprehensive income (loss) as defined under SFAS No. 130.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	Comprehensive Income (Loss) — Continued

Comprehensive income (loss) is determined as follows:

	Three-month period ended
	September 30,

	2002	2001

Net loss	$(2,547,000)	(2,098,000)
Realized loss on foreign currency hedging included in net loss	22,000	—
Unrealized losses on foreign currency hedging	(41,000)	(81,000)
Cumulative foreign currency translation adjustment	(3,000)	—

Total comprehensive loss	$(2,569,000)	(2,179,000)

	Nine-month period ended
	September 30,

	2002	2001

Net income (loss)	$(8,716,000)	1,120,000
Realized gains on foreign currency hedging included in net income (loss)	(101,000)	—
Unrealized losses on foreign currency hedging	(288,000)	(81,000)
Cumulative foreign currency translation adjustment	88,000	—

Total comprehensive income (loss)	$(9,017,000)	1,039,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Income (Loss) per Share

Basic income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three-month periods ended September 30, 2002 and 2001, the Company had a net loss and accordingly, the inclusion of stock options would be anti-dilutive. As a result, the impact of stock options was not included in the computations for these periods and the resulting weighted-average number of shares used in the basic computation and the diluted computation are the same. For the nine-month periods ended September 30, 2002 and 2001, the difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock. The Company utilized the diluted weighted-average shares for both the cumulative effect of accounting change and the net loss for the nine months ended September 30, 2002 since, in accordance with SFAS 128, the determination of the anti-dilution test is based upon income from continuing operations, in which the inclusion of the dilutive securities is dilutive.

The reconciliations of basic to diluted weighted-average shares are as follows for the nine-month periods ended September 30, 2002 and 2001:

	Nine-month period ended
	September 30,

	2002	2001

Net income (loss)	$(8,716,000)	1,120,000

Weighted-average shares used in basic computation	9,307,000	9,226,000
Dilutive stock options	335,000	394,000

Weighted-average shares used for diluted computation	9,642,000	9,620,000

Options to purchase 1,846,000 shares of common stock at prices ranging from $1.56 to $9.88 were outstanding during the three months ended September 30, 2002 and options to purchase 1,320,000 shares of common stock at prices ranging from $1.56 to $9.88 were outstanding during the three months ended September 30, 2001, but were not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company incurred a net loss.

Options to purchase 286,000 shares of common stock at prices ranging from $4.80 to $9.88 were outstanding during the nine months ended September 30, 2002 and options to purchase 282,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the nine months ended September 30, 2001, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the common stock during the period and, therefore, were anti-dilutive.

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

On February 22, 2002, the Facility expired and was replaced with a new revolving credit facility with Comerica Bank (the “New Facility”). The New Facility expires June 1, 2004 and provides for a maximum availability of $20,000,000, subject to a borrowing base only when outstanding borrowings, including outstanding letters of credit and foreign currency forward contracts, exceed $10 million. In general, the borrowing base is currently equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically based on the Company’s bad debts, sales returns and allowances. Up to $10 million of borrowings may be in the form of letters of credit. The New Facility bears interest at the bank’s prime rate (4.75% at September 30, 2002) minus 0.5%, or at the Company’s option, at LIBOR plus 1.375% to 1.625%, depending on the Company’s ratio of liabilities to effective tangible net worth, and is secured by substantially all assets of the Company’s domestic operations. The New Facility includes an annual commitment fee equal to 0.125% of the average unused line amount. The agreement underlying the New Facility includes several financial covenants including a quick ratio requirement, a requirement for liabilities to effective tangible net worth ratio, a requirement for year-to-date profit before cumulative effect of change in accounting principle and, when borrowings exceed $10 million, a minimum inventory turnover requirement. The Company was in compliance with all covenants of the New Facility at September 30, 2002. At September 30, 2002, the Company had no outstanding borrowings under the Facility and had outstanding letters of credit aggregating $619,000. The Company had credit availability under the Facility of $8,612,000 at September 30, 2002. The Company is currently renegotiating the New Facility and adding additional credit facilities to fund the Teva acquisition described in note 10.

(5)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended September 30, 2002, the Company recorded an income tax benefit of $1,776,000, representing an effective income tax rate of 41.1%. For the three months ended September 30, 2001, the Company recorded an income tax benefit of $1,370,000, representing an effective income tax rate of 39.5%. For the nine months ended September 30, 2002, the Company recorded income tax expense of $237,000, representing an effective income tax rate of 48.0%. For the nine months ended September 30, 2001, the Company recorded income tax expense of $1,143,000, representing an effective income tax rate of 50.5%.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	New Accounting Pronouncements

In July 2001, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings but instead be reviewed periodically for impairment. The Company implemented this new accounting standard on January 1, 2002, resulting in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.93 per diluted share, during the nine-month period ended September 30, 2002. This non-cash impairment charge included a write down of approximately $1.2 million, on an after tax basis, for Simple goodwill and approximately $7.8 million for Ugg goodwill. As a result of these write downs, Simple has no remaining goodwill and Ugg has approximately $6.1 million of goodwill remaining at September 30, 2002, which has been included in intangible assets in the accompanying condensed consolidated balance sheet at September 30, 2002. The impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s statement of operations for the nine months ended September 30, 2002. In addition, SFAS 142 provides that goodwill no longer be amortized, and as a result the Company recorded no goodwill amortization during the three and nine-month periods ended September 30, 2002, whereas the Company had recorded approximately $202,000 and $607,000, respectively, of goodwill amortization during the three and nine-month periods ended September 30, 2001. For comparative purposes, the following schedules reconcile reported net income (loss) to adjusted net income (loss) for the three and nine-month periods ended September 30, 2001, adjusted to exclude goodwill amortization, along with comparative information for the three and nine months ended September 30, 2002.

	Three-month period ended
	September 30,

	2002	2001

Reported net loss	$(2,547,000)	(2,098,000)
Add back: Goodwill amortization, net of related $17,000 tax benefit in 2001	—	185,000

Adjusted net loss	$(2,547,000)	(1,913,000)

Basic and diluted loss per share:
Reported net loss	$(0.27)	(0.23)
Goodwill amortization, net of tax benefit	—	0.02

Adjusted net loss	$(0.27)	(0.21)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	New Accounting Pronouncements (Continued)

	Nine-month period ended
	September 30,

	2002	2001

Reported net income before cumulative effect of accounting change	$257,000	1,120,000
Add back: Goodwill amortization, net of related $53,000 tax benefit in 2001	—	554,000

Adjusted net income before cumulative effect of accounting change	257,000	1,674,000
Cumulative effect of accounting change, net of tax benefit	(8,973,000)	—

Adjusted net income (loss)	$(8,716,000)	1,674,000

Basic income (loss) per share:
Reported net income before cumulative effect of accounting change	$0.03	0.12
Goodwill amortization, net of tax benefit	—	0.06

Adjusted net income before cumulative effect of accounting change	0.03	0.18
Cumulative effect of accounting change	(0.97)	—

Adjusted net income (loss)	$(0.94)	0.18

Diluted income (loss) per share:
Reported net income before cumulative effect of accounting change	$0.03	0.12
Goodwill amortization, net of tax benefit	—	0.06

Adjusted net income before cumulative effect of accounting change	0.03	0.18
Cumulative effect of accounting change	(0.93)	—

Adjusted net income (loss)	$(0.90)	0.18

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. The adoption of this standard did not have a material impact on the Company’s financial position or results from operations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	New Accounting Pronouncements (Continued)

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which became effective for the first quarter beginning after December 31, 2001. EITF 01-9 requires certain consideration given by and to vendors or a customer be presented as a reduction of revenue rather than as a cost or an expense. The adoption of EITF 01-9 did not have a material impact on the Company’s financial position or results from operations.

On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

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

As of September 30, 2002, the Company had outstanding forward contracts for approximately 8.0 million euros expiring through March 31, 2003.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Business Segments

Management of the Company has determined its reportable segments are its three strategic business units, the Teva, Simple and Ugg brands. The Company evaluates performance based on net sales and profit or loss from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing, and sales strategies. At December 31, 2001, the Company revised the structure for reporting the income (loss) from operations for each of the segments, removing the allocations of corporate overhead from each of the brands. The income (loss) from operations for each of the segments now includes only those costs which are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization and the costs of employees directly related to the brands. Previously, corporate overhead costs were allocated to each segment based on each segment’s sales in relation to total net sales of all segments. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation and facilities costs. All amounts for the three and nine-month periods ended September 30, 2001 have been restated to conform to the new presentation.

Net sales and operating income (loss) by business segment for the three and nine-month periods ended September 30, 2002 and 2001 is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales to external customers:
Teva	$5,661,000	4,451,000	54,398,000	53,661,000
Simple	2,250,000	2,809,000	8,425,000	9,274,000
Ugg	9,816,000	6,663,000	10,532,000	7,433,000
Other	—	100,000	—	152,000

	$17,727,000	14,023,000	73,355,000	70,520,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Business Segments (Continued)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Income (loss) from operations:
Teva	$(1,061,000)	(297,000)	10,895,000	11,597,000
Simple	111,000	211,000	741,000	600,000
Ugg	3,257,000	1,439,000	2,453,000	741,000
Other (primarily unallocated overhead and litigation costs)	(6,616,000)	(4,950,000)	(13,580,000)	(11,105,000)

	$(4,309,000)	(3,597,000)	509,000	1,833,000

Business segment asset information as of September 30, 2002 and December 31, 2001 is summarized as follows:

	September 30,	December 31,
	2002	2001

Total assets for reportable segments:
Teva	$13,641,000	24,051,000
Simple	5,469,000	8,173,000
Ugg	25,503,000	27,204,000

	$44,613,000	59,428,000

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

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at September 30, 2002 and December 31, 2001 are as follows:

	September 30,	December 31,
	2002	2001

Total assets for reportable segments	$44,613,000	59,428,000
Elimination of intersegment payables	36,000	10,000
Unallocated refundable income taxes and deferred tax assets	3,862,000	3,946,000
Other unallocated corporate assets	24,383,000	22,500,000

Consolidated total assets	$72,894,000	85,884,000

(9)	Contingencies

An action was brought against the Company in Montana in 1995 by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, “Molly”) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the United States Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a payment of approximately $2.0 million, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. On September 30, 2002, the federal district judge ruled that the Company must pay an additional $4,290,000 to the plaintiffs, including $2,450,000 of exemplary damages and $1,840,000 to cover plaintiff’s attorney fees. The Company is currently in settlement negotiations with the plaintiffs. In the event that a settlement is not achieved, the Company expects it will appeal the decision. The Company recorded charges for this litigation of approximately $3,518,000 during the three-month period ended September 30, 2002 and approximately $2,180,000 during the three-month period ended Setember 30, 2001. At September 30, 2002 the Company has an accrual of $4,290,000 for this matter.

The Company is a defendant in litigation in the Netherlands with a former European distributor (the “Distributor”), alleging breach of contract related to the Company’s termination of the previous distributor arrangement. The Company denies the allegations and has filed a countersuit against the Distributor for breach of contract. In the event that the Company is not successful in this matter, the Company believes it would have a maximum potential exposure beyond the amounts provided for in the financial statements of up to $500,000, based on advice from legal counsel.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Contingencies (Continued)

The European Commission has enacted antidumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this antidumping duty legislation, which the Company has appealed. The Commission added explanatory language that more clearly identified shoe types which would be subject to antidumping duties. The Company believes that based on the new language it is probable that the Company will not prevail in its appeal. Therefore, the Company has provided a reserve of $500,000 which is the Company’s estimate of its maximum exposure for antidumping levies. If Customs determines that these styles are covered by the revised legislation, the duty amounts could cause such products to be too costly to import into Europe from China in the future. As a precautionary measure, the Company has obtained, and is using, alternative sourcing for the potentially impacted products from sources outside of China in an effort to reduce the potential risk in the future.

In July 2002, the Company guaranteed up to $1,000,000 of a bank loan of an officer of the Company. As of September 30, 2002, approximately $750,000 was outstanding under the officer’s loan from the bank.

The Company is currently involved in various other legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.

(10)	Teva Acquisition

On October 10, 2002, the Company signed a definitive agreement to acquire Teva from Mark Thatcher, the inventor of the Teva sport sandal and owner of the Teva patents and trademarks, in a cash and stock transaction expected to be completed prior to December 31, 2002. As a result of the acquisition, the Company will own virtually all of the Teva worldwide assets, including all patents, tradenames, trademarks and all other intellectual property, as well as Teva’s existing catalog and internet retailing business.

The acquisition price is approximately $62.0 million. The Company will pay cash of approximately $43.0 million and will issue to Mr. Thatcher subordinated notes of $13.0 million, preferred stock of $5.5 million, 100,000 shares of common stock and options to purchase 100,000 shares of common stock. The $13.0 million of subordinated notes will carry a coupon interest rate of 7%, payable monthly, and an additional 2% interest which is to be accrued and paid at the maturity date in 2008. The $5.5 million of preferred stock pays no dividends unless dividends are declared and paid on the Company’s common stock, is callable by the Company within the next three years at face amount plus an additional 10% per year and is convertible into common stock by the holder after three years, if it is still outstanding, at a conversion price which approximates the fair market value at the closing date. In addition, the preferred stock provides the holder with the right to designate one member of the Company’s Board of Directors.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)	Teva Acquisition (Continued)

The Company intends to finance the $43.0 million cash component of the acquisition price through the use of existing cash on hand, senior debt provided by Comerica Bank and the issuance of $14 million of senior subordinated notes to an unaffiliated third party lender. The senior debt provided by Comerica Bank includes a $20 million revolving credit facility a $7 million term loan due in installments over two years. The senior subordinated notes will include a 12% coupon interest rate, payable monthly, an additional 4.75% annual interest amount which is to be accrued and paid at the maturity date in 2008 and investment banking and closing fees of approximately $840,000 due at closing.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2001. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and earnings per share expectations, expectations for incremental earnings to be provided by the Teva acquisition, expectations regarding the Company’s liquidity, the potential impact of certain litigation and the impact of seasonality on the Company’s operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying “Outlook” section of this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net sales increased by $3,704,000, or 26.4%, to $17,727,000 from the comparable three months ended September 30, 2001 of $14,023,000. Sales of the Teva brand increased 27.2% to $5,661,000 for the three months ended September 30, 2002 from $4,451,000 for the three months ended September 30, 2001. The increase is largely attributable to sales of the newly introduced Fall 2002 line of closed toed rugged outdoor footwear combined with the continued strength of the Teva sandal offering and an increase in sales in the international markets. Net sales of footwear under the Simple product line decreased 19.9% to $2,250,000 from $2,809,000 for the comparable three months ended September 30, 2001 as a result of continued difficulties in the international markets for the Simple brand. Net sales of Ugg footwear increased 47.3% to $9,816,000 for the three months ended September 30, 2002, compared to net sales of $6,663,000 for the three months ended September 30, 2001 as a result of continued geographical expansion across the United States, the success of its third quarter delivery program, the introduction of several new styles of casual footwear and strong early retail sell-through for the brand. Overall, international sales for all of the Company’s products increased 23.6% for the quarter to $2,502,000 from $2,025,000, representing 14.1% of net sales in 2002 and 14.4% in 2001. The volume of footwear sold increased 17.3% to 563,000 pairs during the three months ended September 30, 2002 from 480,000 pairs during the three months ended September 30, 2001, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the three months ended September 30, 2002 for all brands combined increased 9.5% to $31.46 from $28.73 for the three months ended September 30, 2001. The increase was primarily due to a significant increase in sales of Ugg footwear, which have a higher average wholesale price than Teva and Simple footwear, and a reduction in the proportion of closeout sales compared to last year. The increase was partially offset by an increase in the volume of international sales, which generally have lower average selling prices than sales in the domestic market. In addition, the Company introduced several new styles at lower price points since September 30, 2001.

Cost of sales increased by $1,754,000 or 18.9%, to $11,029,000 for the three months ended September 30, 2002, compared with $9,275,000 for the three months ended September 30, 2001 and decreased as a percentage of net sales to 62.2% from 66.1%. Gross profit increased by $1,950,000, or 41.1%, to $6,698,000 for the three months ended September 30, 2002 from $4,748,000 for the three months ended September 30, 2001 and increased as a percentage of net sales to 37.8% from 33.9%. The increase in gross margin was primarily due to a reduction of both inventory write-

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

downs and returns, as well as a decreased impact of closeout sales during the period. In addition, the Company had a slightly greater proportion of domestic sales which generally have a higher gross margin than sales in its international markets.

The Company carries its inventories at the lower of cost or market, using a reserve for writedowns for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the three months ended September 30, 2002, the Company had a net decrease to the reserve for write-downs for inventory obsolescence of approximately $225,000 primarily due to the sale of domestic inventory of Simple and Ugg product for which a write-down had previously been recorded. For the three months ended September 30, 2001, the Company had a net decrease to the reserve for write-downs for inventory obsolescence of approximately $70,000 primarily due to the sale of domestic inventory of Teva and Simple product for which a write-down had previously been recorded.

Selling, general and administrative expenses increased by $1,324,000, or 21.5%, to $7,489,000 for the three months ended September 30, 2002, compared with the three months ended September 30, 2001 of $6,165,000, and decreased as a percentage of net sales to 42.2% in 2002 from 44.0% in 2001. The increase in selling, general and administrative expenses for the quarter was primarily due to an increase in marketing costs, bad debt expense, costs related to a new Enterprise Resource Planning (“ERP”) computer system, and increased sales commissions as a result of the increased sales volume during the quarter. These increases were partially offset by the elimination of goodwill amortization of $202,000 in accordance with SFAS 142. Despite the overall increase in dollar amounts, the selling, general and administrative expenses as a percentage of net sales declined for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 as certain operating costs are fixed and did not increase in proportion to the increase in consolidated net sales for the period.

The Company recorded special litigation charges of $3,518,000 during the three-month period ended Setember 30, 2002 and $2,180,000 during the three-month period ended September 30, 2001 related to a federal court’s decisions in a lawsuit filed against the Company in Montana in 1995. For further discussion, see note 9 to the accompanying condensed consolidated financial statements.

The loss from operations for the Teva brand was $1,061,000 for the three months ended September 30, 2002 compared to $297,000 for the three months ended September 30 2001. The increase in the loss was due to increases in bad debt expense and marketing costs, partially offset by the increase in sales for the quarter. Income from operations for the Simple brand decreased to $111,000 for the three months ended September 30, 2001 from $211,000 for the three months ended September 30, 2001 primarily as a result of decreased sales volume, increased advertising and marketing costs and increased bad debt expense during the quarter. These increases were partially offset by the elimination of goodwill amortization resulting from the Company’s adoption of SFAS 142 during the quarter. Income from operations for the Ugg brand increased to $3,257,000 for the three months ended September 30, 2002 compared to $1,439,000 for the three months ended September 30, 2001 reflecting significantly higher sales volumes, a reduced impact of sales returns, lower bad debt expense and the elimination of goodwill amortization resulting from the Company’s adoption of SFAS 142.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

For the three months ended September 30, 2002 the Company had income tax benefit of $1,776,000, representing an effective income tax rate of 41.1%. For the three months ended September 30, 2001, the Company had income tax benefit of $1,370,000, representing an effective income tax rate of 39.5%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

Excluding the special litigation charges, the pro forma net loss for the three month period ended September 30, 2002 was $430,000, or $0.05 per share — diluted, compared to a pro forma net loss of $822,000, or $0.09 per share — diluted, for the three months ended September 30, 2001. Including the special litigation charges, the Company had a net loss of $2,547,000, or $0.27 per share — diluted, for the three months ended September 30, 2002 versus a net loss of $2,098,000, or $0.23 per share — diluted, for the three months ended September 30, 2001 due to the reasons discussed above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net sales increased by $2,835,000, or 4.0%, to $73,355,000 for the nine months ended September 30, 2002 compared to $70,520,000 for the nine months ended September 30, 2001. Sales of the Teva brand increased 1.4% to $54,398,000 for the nine months ended September 30, 2002 from $53,661,000 for the nine months ended September 30, 2001 and represented 74.2% and 76.1% of net sales in the nine months ended September 30, 2002 and 2001, respectively. The increase was largely attributable to an improvement in retail sell-through, strength in sales of the Company’s sport sandals and the introduction of the new Fall 2002 line of closed toed rugged outdoor footwear. Net sales of footwear under the Simple product line decreased 9.2% to $8,425,000 from $9,274,000 for the comparable nine months ended September 30, 2001, which decline was attributed to a shortfall in the international markets. This international decline was partially offset by an increase in the volume of discounted sales in the domestic market as well as strength in the brand’s sneakers and women’s sandal business. Net sales of Ugg footwear increased 41.7% to $10,532,000 for the nine months ended September 30, 2002, compared to net sales of $7,433,000 for the nine months ended September 30, 2001 as a result of continued geographical expansion across the United States, the success of its third quarter delivery program, the introduction of several new styles of casual footwear and strong early retail sell-through for the brand. Overall, international sales for all of the Company’s products decreased 10.9% year-to-date to $16,385,000 from $18,388,000, representing 22.3% of net sales in 2002 and 26.1% in 2001. The volume of footwear sold increased 6.2% to 3,198,000 pairs during the nine months ended September 30, 2002 from 3,012,000 pairs during the nine months ended September 30, 2001, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the nine months ended September 30, 2002 for all brands combined decreased 1.8% to $22.71 from $23.13 for the nine months ended September 30, 2001. The decrease was primarily due to an increase in the volume of discounted sales during the nine months ended September 30, 2002, as well as the introduction of several new styles at lower price points.

Cost of sales increased by $1,031,000 or 2.5%, to $41,472,000 for the nine months ended September 30, 2002, compared with $40,441,000 for the nine months ended September 30, 2001 and decreased

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

as a percentage of net sales to 56.5% from 57.3%. Gross profit increased by $1,804,000, or 6.0%, to $31,883,000 for the nine months ended September 30, 2002 from $30,079,000 for the nine months ended September 30, 2001 and increased as a percentage of net sales to 43.5% from 42.7%. The increase in gross margin was due to a combination of factors including the negotiation and receipt of a $300,000 chargeback from a factory in the first quarter of 2002 related to a dispute which arose in 2001. In addition, the Company experienced a reduction in inventory write-downs and a change in the sales mix, resulting in a relatively greater percentage of domestic sales, which generally have higher gross margins than sales in the international markets. The resulting increase in gross margin was partially offset by an increase in discounted sales during the period at lower than normal margins.

The Company carries its inventories at the lower of cost or market, using a reserve for write-downs for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. For the nine months ended September 30, 2002, the Company had a net decrease to the reserve for write-downs for inventory obsolescence of approximately $335,000 primarily due to the sale of domestic Simple and Teva inventory for which a write-down had previously been recorded, which was partially offset by inventory write-downs for all three brands in order to write-down discontinued and slow-moving styles to net realizable value. For the nine months ended September 30, 2001, the Company had a net decrease to the reserve for write-downs for inventory obsolescence of approximately $335,000 primarily due to the sale of domestic inventory of Teva and Simple product for which a write-down had previously been recorded, as well as the sale of the Company’s remaining Canadian inventory, for which a write-down had also previously been recorded, in connection with the Company’s transition to a distributor in the Canadian market. Also, the elimination of approximately $36,000 of reserve for write-downs occurred in connection with the Company’s sale of its Heirlooms subsidiary during the nine month period ended September 30, 2001.

Selling, general and administrative expenses increased by $1,790,000, or 6.9%, to $27,856,000 for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001 of $26,066,000, and increased as a percentage of net sales to 38.0% in 2002 from 37.0% in 2001. The increase in selling, general and administrative expenses was primarily due to an increase in marketing and distribution costs, costs related to a new ERP computer system, and an increase in bad debt expense during the nine months ended September 30, 2002. These increases were partially offset by the elimination of approximately $607,000 of goodwill amortization resulting from the Company’s implementation of SFAS 142 on January 1, 2002.

The Company recorded special litigation charges of $3,518,000 during the nine-month period ended Setember 30, 2002 and $2,180,000 during the nine-month period ended September 30, 2001 related to a federal court’s decisions in a lawsuit filed against the Company in Montana in 1995. For further discussion, see note 9 to the accompanying condensed consolidated financial statements.

Income from operations for the Teva brand was $10,895,000 for the nine months ended September 30, 2002 compared to $11,597,000 for the nine months ended September 30 2001. The decrease was largely due to the increases in marketing expenditures, bad debt expense and royalty expense, partially offset by the increased sales volume and a reduction in sales commissions during the current year. Income from operations for the Simple brand increased to $741,000 for the nine months ended September 30, 2002 from $600,000 for the nine months ended September

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

30, 2001 as a result of lower bad debt expense and the elimination of goodwill amortization resulting from the Company’s adoption of SFAS 142 during the current year. These decreases were partially offset by the impact of the sales decline in the international markets and the reduction in gross margin from the increased volume of discounted sales during the nine months ended September 30, 2002. Income from operations for the Ugg brand increased to $2,453,000 for the nine months ended September 30, 2002 from $741,000 for the nine months ended September 30, 2001 reflecting the significant increase in sales volume, the decreased impact of sales returns, the increase in gross margin from the factory chargeback and the elimination of goodwill amortization resulting from the Company’s adoption of SFAS 142 during the year, partially offset by increases in marketing costs and bad debt expense.

For the nine months ended September 30, 2002, the Company had $73,000 of other expense primarily representing the ineffective portion attributed to the Company’s foreign currency hedging activity during the period. For the nine months ended September 30, 2001, the Company had other income of $176,000 which consisted primarily of the gain on disposition of the Company’s 50% interest in its Heirlooms subsidiary.

For the nine months ended September 30, 2002 the Company had income tax expense of $237,000, representing an effective income tax rate of 48.0%. For the nine months ended September 30, 2001, the Company had income tax expense of $1,143,000, representing an effective income tax rate of 50.5%. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

The Company implemented SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002, resulting in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.93 per diluted share, during the nine months ended September 30, 2002. This non-cash impairment charge included a write down of approximately $1.2 million, on an after tax basis, for Simple goodwill and approximately $7.8 million for Ugg goodwill. The impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2002.

The Company experienced net earnings before cumulative effect of accounting change of $257,000, or $0.03 per diluted share, for the nine months ended September 30, 2002 and a net loss after the cumulative effect of accounting change of $8,716,000, or $0.90 per diluted share. For the nine months ended September 30, 2001, the Company had net earnings of $1,120,000, or $0.12 per diluted share. The decrease in earnings and earnings per diluted share occurred for the reasons discussed above.

Outlook

This “Outlook” section, the discussion under “Liquidity and Capital Resources” including the first and last paragraphs and the paragraphs regarding the Teva acquisition, the discussion under “Seasonality” and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and earnings per share expectations, expectations regarding the incremental net earnings in 2003 expected to result from the Teva acquisition, expectations regarding the Company’s liquidity, the potential impact of

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

certain litigation, and the impact of seasonality on the Company’s operations. These forward-looking statements are based on the Company’s expectations as of today, November 13, 2002. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All of the forward-looking statements are based on management’s current expectations and are inherently uncertain. Actual results may differ materially for a variety of reasons, including the reasons discussed below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

For the quarter ending December 31, 2002, the Company currently expects its sales to range from $22 million to $23 million and its diluted earnings per share to range from $0.06 to $0.07. Overall, the Company currently expects net sales for the fiscal year ending December 31, 2002 to range from $95 million to $96 million. For fiscal year 2002, the Company currently expects sales of its Teva product line to be approximately $65 million; Simple to be approximately $10 million; and Ugg to range from $20 million to $21 million. In addition, excluding the effects of the implementation of SFAS 142 (see discussion under Note 6 to the accompanying condensed consolidated financial statements), the Company currently expects its diluted earnings per share before the cumulative effect of change in accounting principle for the year ending December 31, 2002 to range from $0.09 to $0.10. Including the cumulative effect of the change in accounting principle for the goodwill impairment charge resulting from the implementation of SFAS 142, the Company expects its 2002 net loss per share to range from approximately $0.83 to $0.84. For the year ending December 31, 2003, the Company currently expects net sales to range from $100 million to $105 million and diluted earnings per share to range from $0.38 to $0.43.

All of the Company’s forward-looking statements represent the Company’s current analysis of trends and information. Actual results could vary as a result of numerous factors. For example, the Company’s results are directly dependent on consumer preferences, which are difficult to assess and can shift rapidly. Any shift in consumer preferences away from one or more of the Company’s product lines could result in lower sales as well as increases in obsolete inventory and the necessity of selling products at significantly reduced selling prices, all of which would adversely affect the Company’s results of operations, financial condition and cash flows. The Company is also dependent on its customers continuing to carry and promote its various lines. The Company’s sales can be adversely impacted by the ability of the Company’s suppliers to manufacture and deliver products in time for the Company to meet its customers’ orders.

Sales of the Company’s products, particularly those under the Teva and Ugg lines, are very sensitive to weather conditions. Cooler conditions during the spring and summer could adversely impact demand for the Company’s Teva line. Likewise, unseasonably warm weather during the fall and winter months could adversely impact demand for the Company’s Ugg product line.

Since the Company imports its products through West Coast ports, any slowdowns or closures of these ports resulting from the ongoing labor disputes at the ports could prevent the Company from delivering its products on a timely basis. The Company does not believe that the port closures during the month of October 2002 will have a material impact on the Company’s delivery schedules.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

Liquidity and Capital Resources

The Company’s liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At September 30, 2002, working capital was $44,768,000 including $20,491,000 of cash and cash equivalents. Cash provided by operating activities aggregated $4,673,000 for the nine months ended September 30, 2002. Trade accounts receivable decreased 22.6% since December 31, 2001 as a result of normal seasonality. Inventories decreased 2.0% since December 31, 2001 largely as a result of normal seasonality, partially offset by increases in response to the ongoing labor disputes at West Coast ports, increases to support the Company’s expected increase in net sales for the upcoming fourth quarter, increases for the additional styles in Teva’s newly introduced Fall 2002 product offering of closed toed footwear and increases as a result of the Fall 2002 Ugg product offering being imported earlier in the season this year than last year.

The Company has a new revolving credit facility with Comerica Bank (the “New Facility”) which expires June 1, 2004. The New Facility provides for a maximum availability of $20,000,000, subject to a borrowing base only when outstanding borrowings, including outstanding letters of credit and foreign currency forward contracts, exceed $10 million. In general, the borrowing base is currently equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10 million of borrowings may be in the form of letters of credit. The New Facility bears interest at the bank’s prime rate (4.75% at September 30, 2002) minus 0.5%, or at the Company’s option, at LIBOR plus 1.375% to 1.625%, depending on the Company’s ratio of liabilities to effective tangible net worth, and is secured by substantially all assets of the Company’s domestic operations. The New Facility includes an annual commitment fee equal to 0.125% of the average unused line amount. The agreement underlying the New Facility includes several financial covenants including a quick ratio requirement, a requirement for liabilities to effective tangible net worth ratio, a requirement for year-to-date profit before cumulative effect of change in accounting principle and, when borrowings exceed $10 million, a minimum inventory turnover requirement. The Company was in compliance with all covenants of the New Facility at September 30, 2002. At September 30, 2002, the Company had no outstanding borrowings under the Facility and had outstanding letters of credit aggregating $619,000. The Company had credit availability under the Facility of $8,612,000 at September 30, 2002. The Company is currently renegotiating the New Facility and adding additional credit facilities to fund the Teva acquisition described in note 10.

Capital expenditures totaled $902,000 for the nine months ended September 30, 2002. The Company’s capital expenditures related primarily to the Company’s implementation of its new ERP computer system and the purchase of promotional vehicles for the Teva and Simple brands. The Company currently has no material future commitments for capital expenditures.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

On September 30, 2002, a federal district judge ruled that the Company must pay $4,290,000 to plaintiffs as a result of a suit filed against the Company in Montana in 1995. The Company is currently in settlement negotiations with the plaintiffs. In the event that a settlement is not achieved, the Company expects it will appeal the decision.

In July 2002, the Company guaranteed up to $1,000,000 of a home construction bank loan of an officer of the Company. As of September 30, 2002, approximately $750,000 was outstanding under the officer’s loan from the bank. The guarantee, which was approved by the Company’s Board of Directors, was provided on behalf of the officer in order to avoid any need for the officer to sell a portion of his common stock investment in the Company.

The Company’s Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions, the Company’s cash availability and the terms of the Company’s new revolving credit facility, which facility prohibits the use of related borrowings to repurchase stock. Under this program, the Company repurchased approximately 973,000 shares for aggregate cash consideration of approximately $7,499,000 prior to 1999. No shares have been repurchased since that time. At September 30, 2002, approximately 1,227,000 shares remain available for repurchase under the program. The Company does not expect to repurchase any of its shares in the near future.

The Company currently sells its Teva line of footwear pursuant to an exclusive licensing agreement with Mark Thatcher, the inventor and licensor of Teva Sport Sandals. The term of this agreement was through December 31, 2004, plus succeeding renewal terms if certain sales minimums were achieved.

On October 10, 2002, the Company signed a definitive agreement to acquire Teva from Mr. Thatcher in a cash and stock transaction expected to be completed prior to December 31, 2002. Upon completion of the transaction, the previous licensing arrangement will be terminated. As a result of the acquisition, the Company will own virtually all of the Teva worldwide assets, including all patents, tradenames, trademarks and all other intellectual property, as well as Teva’s existing catalog and internet retailing business. The Company expects the acquisition to be accretive to net earnings by approximately $1,000,000 in 2003.

The acquisition price is approximately $62.0 million. The Company will pay cash of approximately $43.0 million and will issue to Mr. Thatcher subordinated notes of $13.0 million, preferred stock of $5.5 million, 100,000 shares of common stock and options to purchase 100,000 shares of common stock. The $13.0 million of subordinated notes will carry a coupon interest rate of 7%, payable monthly, and an additional 2% interest which is to be accrued and paid at the maturity date in 2008. The $5.5 million of preferred stock pays no dividends unless dividends are declared and paid on the Company’s common stock, is callable by the Company within the next three years at face amount plus an additional 10% per year and is convertible into common stock by the holder after three years, if it is still outstanding, at a conversion price which approximates the fair market value at the closing date. In addition, the preferred stock provides the holder with the right to designate one member of the Company’s Board of Directors.

The Company intends to finance the $43.0 million cash component of the acquisition price through the use of existing cash on hand, senior debt provided by Comerica Bank and the

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

issuance of $14 million of senior subordinated notes to an unaffiliated third party lender. The senior debt provided by Comerica Bank includes a $20 million revolving credit facility and a $7 million term loan due in installments over two years. The senior subordinated notes will include a 12% coupon interest rate, payable monthly, an additional 4.75% annual interest amount which is to be accrued and paid at the maturity date in 2008 and investment banking and closing fees of approximately $840,000 due at closing.

The Company believes that the combination of internally generated funds, the cash on hand, the available borrowings under its existing credit facility and the additional financing to be provided in connection with the Teva acquisition will provide sufficient liquidity to enable the Company to meet its current and foreseeable working capital requirements, including the acquisition of Teva. However, risks and uncertainties which could impact the Company’s ability to maintain its cash position include the Company’s growth rate, the continued strength of the Company’s brands, its ability to respond to changes in consumer preferences, its ability to collect its receivables in a timely manner, its ability to effectively manage its inventory, and the volume of letters of credit used to purchase product, among others. In addition, the Company’s ability to secure and maintain all necessary financing for the Teva acquisition is dependent on the Company obtaining a final commitment letter from the subordinated lender, and the final satisfaction to the senior and subordinated lenders that no material adverse changes occur prior to funding. In the event that either the senior lender or the subordinated lender does not ultimately provide the necessary financing, the Company will need to find alternative financing sources. There are no assurances that the Company would be able to replace the contemplated financing on acceptable terms in a timely manner.

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

Historically, the Company’s sales have been greater in the first and second quarters, Teva’s strong selling season, than in the third and fourth quarters. However, given the Company’s current expectations for the fourth quarter of 2002 the Company currently expects sales in the fourth quarter to approximate or exceed the sales levels achieved during the second quarter of 2002. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company’s customers continuing to carry and promote its various product lines, among other risks and uncertainties. See also the discussion regarding forward-looking statements under “Outlook.”

Other

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

Beginning with the spring 2002 season, a substantial portion of the Company’s sales in the European market is denominated in euros. The majority of these sales occur in the first quarter of the year, with lesser amounts in the remainder of the year. To reduce its risk to foreign currency fluctuations between the U.S. dollar and the euro, the Company enters into forward contracts from time to time. As of September 30, 2002, the Company had outstanding forward contracts for approximately 8.0 million euros that expire through March 31, 2003.

Market Risk

The Company’s market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States and changes in the Eurodollar rate. The Company’s credit facility provides for interest on outstanding borrowings at prime rate minus 0.5%, or at the Company’s election at an adjusted Eurodollar rate plus 1.375% to 1.625%. At September 30, 2002, the Company had no outstanding borrowings under this facility.

Item 4. Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

An action was brought against the Company in Montana in 1995 by Molly Strong-Butts and Yetti by Molly, Ltd. (collectively, “Molly”) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the United States Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a payment of approximately $2.0 million, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. On September 30, 2002, the federal district judge ruled that the Company must pay an additional $4,290,000 to the plaintiffs, including $2,450,000 of exemplary damages and $1,840,000 to cover plaintiff’s attorney fees. The Company is currently in settlement negotiations with the plaintiffs. In the event that a settlement is not achieved, the Company expects it will appeal the decision. The Company recorded charges for this litigation of approximately $2,180,000 during the three month period ended September 30, 2001 and approximately $3,518,000 during the three month period ended Setember 30, 2002. At September 30, 2002 the Company has an accrual of $4,290,000 for this matter.

The Company is a defendant in litigation in the Netherlands with a former European distributor (the “Distributor”), alleging breach of contract related to the Company’s termination of the previous distributor arrangement. The Company denies the allegations and has filed a countersuit against the Distributor for breach of contract. In the event that the Company is not successful in this matter, the Company believes it would have a maximum potential exposure beyond the amounts provided for in the financial statements of up to $500,000, based on advice from legal counsel.

Item 2. Changes in Securities.     Not applicable

Item 3. Defaults upon Senior Securities.     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.     Not applicable

Item 5. Other Information.     Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K. None

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: November 13, 2002	/s/ M. Scott Ash M. Scott Ash, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas B. Otto certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deckers Outdoor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Douglas B. Otto Douglas B. Otto Chief Executive Officer Deckers Outdoor Corporation

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, M. Scott Ash certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deckers Outdoor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ M. Scott Ash M. Scott Ash Chief Financial Officer Deckers Outdoor Corporation