Form 10-K
period 2002-12-31
DECKERS OUTDOOR CORP
filed 2003-03-31
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File No. 0-22446

DECKERS OUTDOOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3015862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495-A South Fairview Avenue, Goleta, California	93117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 967-7611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐    No ☒

     Aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2002 based on the closing price of the Common Stock on the NASDAQ National Market System on such date was $23,873,217.

     The number of shares of the registrant’s Common Stock outstanding at February 28, 2003 was 9,463,843.

     Portions of registrant’s definitive proxy statement relating to registrant’s 2003 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of registrant’s fiscal year ended December 31, 2002, are incorporated by reference in Part III of this Form 10-K.

DECKERS OUTDOOR CORPORATION

For the Fiscal Year Ended December 31, 2002

PART I

Item 1. Business

General

      The Company builds niche products into global lifestyle brands by designing and marketing innovative, functional and fashion-oriented footwear, developed for both high performance outdoor activities and everyday casual lifestyle use. Currently, the Company offers three primary product lines under the following recognized brand names: Teva® — high-performance sports sandals and rugged outdoor footwear; Simple® — innovative shoes that combine the comfort elements of athletic footwear with casual styling; and Ugg® — authentic sheepskin boots and other footwear. In November 2002, the Company acquired all of the Teva worldwide assets, including all trademarks, tradenames and all other intellectual property (“Teva Rights”). From 1985 until November 2002, the Company had sold its Teva products under a licensing arrangement. Teva, Simple and Ugg are registered trademarks of the Company and its subsidiaries. All of the Company’s footwear possess the common features of high quality with a primary focus on functionality and comfort. In 2002, the Company sold approximately 4,120,000 pairs of footwear. Revenues from wholesale sales (domestic and international) of Teva products have been $64,849,000, $61,221,000 and $79,732,000 during 2002, 2001 and 2000, representing 65.4%, 66.9% and 70.1% of net sales, respectively. For financial information regarding the Company’s industry segments, see note 10 to the accompanying consolidated financial statements.

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

Risk Factors

      This Annual Report on Form 10-K contains a variety of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including forward-looking statements in this “Risk Factors” section, the “Outlook” section, the last paragraph under “Liquidity and Capital Resources”, the “Teva Acquisition” section, the discussion under “Seasonality” and other statements in this Annual Report. Forward-looking statements relating to sales, earnings per share, and the Company’s liquidity may be significantly impacted by future developments such as certain litigation, economic factors and world events, the Company’s dependence on foreign manufacturers, competition, the Company’s dependence upon key personnel, weather conditions, and the impact of seasonality on the Company’s operations, among others. These forward-looking statements are based on the Company’s expectations as of March 2003. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. Other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

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

     Debt and Interest Obligations

      At December 31, 2002, the Company had $39,028,000 of long-term and short-term debt, largely due to the Teva acquisition, and is obligated to make periodic principal and interest payments. The Company believes that its cash on hand, internally generated funds and the borrowing availability under its existing line of credit will enable the Company to pay its obligations as they come due. However, risks and uncertainties which could impact the Company’s ability to maintain its cash position include the Company’s growth rate, the continued strength of the Company’s brands, its ability to respond to changes in consumer preferences, its ability to collect its receivables in a timely manner, its ability to effectively manage its inventory, and the volume of letters of credit used to purchase product, among others. Any inability to meet these contractual requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     Economic Cyclicality and Footwear Retailing

      The footwear industry historically has been subject to cyclical variation and can be negatively impacted by decreased consumer spending or softness in the retail market. This cyclicality could adversely affect the Company’s business. In addition, various retailers, including some of the Company’s customers, have experienced financial difficulties during the past several years, thereby increasing the risk that such retailers may not be able to pay for the Company’s products in a timely manner. No assurance can be given that the Company’s bad debt expense will not increase relative to net sales in the future. Any significant increase in the Company’s bad debt expense relative to net sales would adversely impact the Company’s net income and cash flow and could affect the Company’s ability to pay its obligations as they become due.

     Dependence on Foreign Manufacturers

      Virtually all of the Deckers footwear products are manufactured by third party suppliers in the Far East, Australia and New Zealand, with the vast majority of production occurring at four suppliers in China. There can be no assurance that the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, errors in complying with product specifications, inability to obtain sufficient raw materials, insufficient quality control, failure to meet production and delivery deadlines or increases in manufacturing costs. In addition, if the Company’s relationship with any of its manufacturers were to be interrupted or terminated, alternative manufacturing sources will have to be located. The establishment of new manufacturing relationships involves numerous uncertainties, and there can be no assurance that the Company would be able to obtain alternative manufacturing sources on terms satisfactory to it. If a change in its suppliers becomes necessary, the Company would likely experience increased costs, as well as substantial disruption and a resulting loss of sales.

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

      In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation, which the Company has appealed. As a precautionary measure, the Company obtained and has been using alternative sourcing for the potentially impacted products from sources outside of China in an effort to avoid potential risk on future imports. In 2001, the European Commission added additional explanatory language that more clearly identified the types of footwear subject to anti-dumping duties. The Company believes that based on the new language, it is probable that the Company will not prevail in its appeal. Therefore, the Company has established a reserve of $500,000, which is the Company’s estimate of its exposure for anti-dumping levies. In 2002, the European Commission repealed the anti-dumping duties on future footwear imports beginning November 1, 2002. While this recent repeal of the legislation allows for future imports from China without anti-dumping duties, it does not eliminate the potential liability for past imports.

     Competition and Infringing Products

      The outdoor and footwear industries are both highly competitive, and the recent growth in the markets for sports sandals and casual footwear has encouraged the entry of many new competitors into the marketplace as well as increased competition from established companies. Most of the Company’s competitors have substantially greater financial, distribution and marketing resources, as well as greater brand awareness in the footwear market, than the Company. In addition, the general availability of offshore manufacturing capacity allows rapid expansion by competitors and new market entrants. The Company believes that it has been able to compete successfully because of the brand recognition, quality and selective distribution of its products. From time to time, the Company discovers products in the marketplace that infringe upon its patent and trademark rights. Historically, the Company and its former Teva licensor have successfully defended their intellectual property from potential infringements. The Company intends to continue to vigorously defend its intellectual property following discovery. However, if the Company is unsuccessful in challenging a third party’s products on the basis of patent and trademark infringement, continued sales of such competing products by third parties could adversely impact the Company’s business, financial condition and results of operations. See “Business — Competition” and “Business — Legal Proceedings.”

     Dependence on Key Personnel

      The Company’s continued success will depend substantially upon its ability to retain Douglas B. Otto, its Chairman of the Board, President and Chief Executive Officer, and a core group of key executive officers and employees. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of certain key employees or the Company’s inability to attract and retain other qualified employees could have an adverse impact on the Company’s business.

     Intellectual Property

      The Company believes that its trademarks, technologies and designs are of great value. From time to time, the Company may be the subject of litigation challenging its ownership of certain intellectual property. Loss of the Company’s Teva, Simple or Ugg trademark rights could have a serious impact on the Company’s business. Because of the importance of such intellectual property rights, the Company’s business is subject to the risk of counterfeiting, parallel trade or intellectual property infringement.

     Economic Factors and World Events

      The Company’s business is subject to economic conditions in its major markets, including, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on the Company’s business.

      In addition, the Company’s results, and the domestic and international economies in general, may be further negatively impacted by world events including potential future terrorist activities as well as the impact of the United States’ war efforts. The overall negative impact of these activities, including the effect on the economy and commerce in general, cannot currently be determined but could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

      At December 31, 2002, Douglas B. Otto and all executive officers and directors of the Company, as a group, owned approximately 32.0% and 40.7%, respectively, of the outstanding shares of the Company’s Common Stock. The ownership positions of Mr. Otto and the executive officers of the Company, as a group, together with the anti-takeover effects of certain provisions in the Delaware General Corporation Law (the “DGCL”), in the Company’s Certificate of Incorporation and Bylaws and in the Company’s shareholder rights plan would likely have the effect of delaying, deferring or preventing a change in control of the Company and could have a negative effect on the market price of the Company’s Common Stock.

     Other Factors

      In the first quarter of 2002, the Company completed an implementation of a new Enterprise Resource Planning (“ERP”) computer system to replace its legacy system. In connection with this conversion, the Company initially encountered various difficulties. The effectiveness of the ERP system’s operation can impact the Company’s ability to receive and accept orders, monitor its inventory levels, and coordinate the shipment of products to customers, among other activities. In the event that significant difficulties are encountered in the future, the Company may experience lower sales and increased expenses, which would negatively impact the Company’s results of operations and cash flows.

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

      Introduce New Categories and Styles under Existing Brands. The Company intends to leverage consumer recognition of its existing brands by developing and introducing additional innovative footwear products that satisfy the Company’s high standards of practicality, comfort and quality. The Company believes the introduction of additional products at a variety of price points, such as the range of new models in its Teva, Simple and Ugg lines being offered in the Company’s 2003 product offerings, have broadened the Company’s customer base, further diversified the Company’s product lines, and helped reduce the effects of seasonality on the Company’s sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.” In recent years, the Teva product offering has been greatly expanded to include a variety of new sport sandal styles at a variety of price points and incorporating a range of new uppers and technologies. In addition, the Company has begun to leverage the success of the Teva brand in the outdoor markets by launching into several new categories of footwear, including amphibious footwear, hikers, trailrunners, cold-weather boots, and other rugged outdoor footwear. The Spring 2003 and Fall 2003 Teva product lines include a significant redesign and the introduction of several new styles and categories. One of the features prevalent in the Spring 2003 line is the use of the Wraptor technology, a patented 360 degree continuous strapping system that simultaneously secures the instep and arch shank to the foot. Following on the success of this feature in the Company’s running sandals, the Company has also designed a line of hikers around this technology and has added it to certain styles of the Company’s high performance Guide offering for professional paddlers and adventurers. The Company continues to expand into the hiking, trailrunning and rugged outdoor arenas, where the aggregate market size is considerably greater than the market for sport sandals, the area in which the Teva brand was initially founded. By launching into these new areas of closed footwear, the Company hopes to increase sales while at the same time reducing the impact of seasonality on the Company’s business. The 2003 line also includes athletically inspired styles aimed directly at the athletic distribution channels, another significant area where the Company hopes to gain distribution along with its historically strong outdoor market.

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

      The 2003 Simple product line includes a re-emphasis on the men’s footwear business, an area where the brand had been very successful several years ago, as well as a focus on athletically inspired designs. The 2003 Simple line also includes a collection of women’s casual styles featuring low profiles. The Simple line targets consumers in the seventeen to thirty year old age group. The line focuses on lifestyle comfort based products such as clogs, sandals, casuals and non-performance sneakers that are priced affordably. In 2003, the Company’s Ugg product offering continues to include its heritage boots and slippers, as well as an expanded women’s Fall Collection of casual, fashionable boots and clogs and the Adirondack Collection of rugged cold-weather footwear featuring seam sealed lugged outsoles and waterproof leathers combined with sheepskin linings.

      Pursue Licensing of Brands. Given the strength of the Company’s brands, the Company is also pursuing the licensing of its brand names to other ancillary products, beyond the Company’s existing core footwear products. Through this type of brand extension, the Company hopes to generate additional revenues in the form of royalty income; to further increase awareness for the Company’s brands and their related products, and thereby increase sales of its footwear; and to build the long-term value of the brands. As part of this approach, the Company has signed agency agreements with BHPC Global Licensing, Inc., whose chief executive officer is a member of the Company’s board of directors, to assist in identifying candidates and coordinating the efforts for the licensing of the Ugg and Simple trademarks on various products ranging from sportswear and outerwear to housewares and accessories. In addition, with the recent acquisition of Teva Rights, the pursuit of licensing arrangements for the Teva brand has been added to the long-term strategy for this brand as well. Because the Company is currently in the early stages of pursuing licensing opportunities for its brands it cannot yet provide any assurances regarding how successful its efforts will be or how significant the market size will be.

      Pursue Additional Market Opportunities. Management intends to continue to consider new markets for its existing line of products. For the years ended December 31, 2002, 2001 and 2000 international net sales totaled $20,829,000, $21,096,000 and $31,135,000, representing 21.0%, 23.1% and 27.4% of net sales, respectively. Management believes that significant opportunities exist to market its products abroad and intends to selectively expand its distribution worldwide. To bolster these efforts, the Company entered into an agency arrangement in 2002 with a firm in the United Kingdom for the coordination of the sales, distribution, marketing and advertising efforts in the European markets. In addition, to strengthen sales efforts in the Asian markets, the Company recently entered into a similar arrangement effective January 1, 2003 with a firm headed by Peter Benjamin, the Company’s former President, who has redirected his efforts to developing the Company’s sales in the Asian markets, a responsibility he previously held from July 1997 to March 1999.

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

      With the recent acquisition of the Teva Rights, the Company acquired the direct to consumer catalog and internet retailing business from the previous Teva licensor. In addition to providing additional sales opportunities, this distribution channel provides the Company with improved gross margins and direct access to the Company’s consumers, thereby providing immediate feedback on product. The previous licensor had experienced significant growth in sales from this business in recent years and the Company believes that continued opportunities for growth and expansion of this business exist. For further discussion of the Teva acquisition, see note 12 to the accompanying consolidated financial statements.

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

Products

      The Company currently offers three primary product lines: (1) Teva sport sandals and footwear; (2) Simple casual footwear; and (3) Ugg sheepskin footwear. Each of these lines, as well as individual models within these lines, is designed to appeal to various demographic groups. The Company’s footwear products emphasize function, comfort and technical performance and are suitable for a variety of demanding outdoor and athletic activities, as well as casual and everyday use. The Company’s products are designed and marketed to promote a high level of brand name recognition and consumer appeal by combining functional and creative designs with quality materials and construction. The Teva and Simple footwear lines are generally previewed twice per year, once in the summer for deliveries that commence in the fall and once in the winter for the following back to school and fall season. The Ugg line of sheepskin footwear is generally previewed in the winter with most deliveries occurring in the following fall and winter. The following sets forth a summary description of each of the Company’s primary product lines:

      Teva Sport Sandals and Footwear. The Teva sport sandal was one of the first sport sandals to be developed and remains popular among outdoor enthusiasts and the general public. Certain styles of the Teva sport sandal incorporate a variety of proprietary strapping configurations ideally suited for outdoor activities such as hiking, boating and river rafting. These strapping systems generally consist of high-quality nylon webbing or leather, are fully adjustable, and hold the foot firmly to the sandal’s durable cellular rubber, molded EVA, polyurethane or leather footbed. Teva sport sandals are extremely durable, with many styles designed specifically for performance in and around the water. In addition, the Company has recently leveraged the brand’s success in the outdoor markets by launching into various natural progressions for the brand including hiking boots, trailrunning shoes, amphibious footwear and other rugged outdoor footwear styles. For Spring 2003, the Teva line has been redesigned to include numerous new styles, categories and features and now includes 103 different models spread across various categories and designed for a variety of uses. The Hydro Series, a category of sandals and other amphibious footwear built for high performance and rugged outdoor use, includes men’s and women’s styles of sport sandals, neoprene and quick draining monofilament mesh watershoes and other outdoor footwear ideal for professional outdoorsmen and adventurers. The Terrain Series is a line of sandals and hiking boots primarily designed for use on land that includes performance walking sandals and convertible sandals with removable heel straps that allow the sandal to be worn as a slide, as well as hiking boots and running sandals incorporating the patented Wraptor technology, an upper which encircles the instep and continually adjusts to the movement of the foot to provide a consistently secure fit. The Originals Series is a collection of sandals and thongs that combine the elements of performance with casual everyday use and includes several of the most popular styles as well as models with retro-1970’s inspired colors and stylings. Continuing on the success of recent years, the Spring 2003 line consists of men’s and women’s leather casuals under the Nomadic Series, including a variety of sandals, slides and clogs. The Sun and Moon Series has slides and thongs in a variety of materials including waterproof leather, nylon, suede and airmesh. The Spring 2003 Children’s category is an assortment of sandals incorporating a variety of materials including leather, waterproof suede, nylon, neoprene and mesh as well as slip-on watershoes, hikers and other styles of amphibious footwear. In addition, for the Fall 2003 season, the Company has significantly expanded its Fall product offering with a variety of different types of closed footwear, including hiking boots, cold weather boots, trailrunners and an assortment of other rugged outdoor styles. The domestic manufacturer’s suggested retail prices for adult sizes of Spring and Fall 2003 Teva footwear products range from $20.00 to $120.00.

      Simple Casual Footwear. The Simple line consists of casual shoes that combine the comfort and function of athletic footwear construction with the simple, understated styling of “back-to-basics,” casual lifestyle footwear. The Simple product line includes a variety of comfortable, fashionable, basic shoes for men and women including sneakers, sandals, slides, clogs and leather casuals. The Spring 2003 collection reflects the Company’s emphasis on a target consumer in the seventeen to thirty year old age group. For the 2003 line, the Company has added several new styles of clogs, sandals, sneakers and leather casuals to its offerings including several athletically inspired styles for men and women as well as a re-emphasis on the men’s footwear business, an area where the Company had considerable success in the past. The 2003 Simple line also includes a series of innovative styles of women’s footwear featuring models with low profiles. For Spring 2003, Simple is offering a variety of styles for men and women, including an assortment of sneakers, sandals, thongs, leather casuals and clogs in a variety of colors. The domestic manufacturer’s suggested retail prices for adult sizes for the Spring 2003 line range from $40.00 to $88.00.

      Ugg Sheepskin Footwear. Ugg is a line of authentic sheepskin footwear, popularized in Australia in the 1960’s and 1970’s. These sheepskin boots, slippers and other footwear styles have high-grade sheepskin linings which act as a natural insulator, keeping feet warm and comfortable. The 2003 Ugg line offers a range of casual, fashionable and streetwise styles in various colors, including several new styles of shoes and boots for men and women. The 2003 line includes several styles with new innovative fashionable uppers and several styles with water resistant leather treatments to address more inclement and cold weather conditions. The 2003 line continues the tradition of the highly successful Classic and Ultra boots, as well as the Home/Spa

Collection of slippers and other comfort footwear. In addition, for 2003, the line includes an expanded Fall collection of men’s and women’s casual footwear, including the men’s Boston and Cambridge styles, the women’s Midtown styles, and the women’s Brooks styles featuring lug bottoms for traction combined with sleek profiles. The 2003 line also includes an Adirondack Collection of rugged cold-weather footwear featuring seam sealed lugged outsoles and waterproof leathers combined with sheepskin linings to prevent water from coming in and to prevent warmth from escaping. The domestic manufacturer’s suggested retail prices for adult sizes for the Ugg line range from $50.00 to $275.00.

Marketing and Distribution

      The Company’s products are currently distributed throughout the United States by a network of approximately 37 independent sales representatives, organized geographically, who make sales, visit retail stores to train personnel and review sales of the Company’s footwear on a periodic basis. In addition, the Company has five in-house sales representatives that serve as key account executives for several of the Company’s larger customers. The Company has two separate dedicated sales forces, one for Teva and one for Simple and Ugg, as the Simple and Ugg brands are generally sold through different distribution channels and are targeted toward a different consumer than the Company’s Teva brand. The Company’s sales managers for each brand manage their networks of representatives, recruit experienced sales representatives in the industry and coordinate sales to national accounts. The Company currently sells its products internationally through 34 independent distributors. The Company’s goal is to promote retail sales of its products at attractive profit margins for its accounts through selective distribution and marketing, targeted toward distinct groups of consumers. As a result of this approach, the Company’s accounts have a strong incentive to devote greater selling space to the Company’s products, and the Company is better able to assess consumer preferences, the future ordering needs of its customers and inventory requirements.

      The Company’s principal domestic customers include specialty retailers, upscale department stores, outdoor retailers, sporting goods retailers and shoe stores which market products consistent with the Company’s standards. The Company’s five largest customers accounted for approximately 23.1% of the Company’s net sales for the year ended December 31, 2002, compared to 20.6% for the year ended December 31, 2001. No single customer accounted for more than 8% of the Company’s net sales for the years ended December 31, 2002 and 2001.

      In order to encourage accounts to place orders early in the season the Company offers a preseason discount program under which accounts are provided discounts on preseason orders placed. The Company’s strategy is to emphasize this “futures” program, as compared to “at once” sales, in order to stabilize its supply arrangements, determine which styles to take an inventory position in, reduce the risk of customer cancellations and to benefit from the significant positive impact of the program on the Company’s inventory costs, sourcing schedule and allocation of marketing resources. Consistent with prior years, the Company offered an early delivery program for the spring 2003 season which was delivered the fourth quarter of 2002. This early delivery program allows the Company to reduce the impact of peak warehouse inventory levels during the spring and provides retailers the opportunity to have earlier sell through, lengthen the retail selling season and increase the potential for inventory turns at retail.

      Domestic deliveries generally originate from the Company’s 126,000 square foot warehouse facility in Ventura County, California. European deliveries generally originate from a distribution center in the Netherlands, while all other international deliveries originate from offshore factories.

      The acquisition of the Teva Rights included the licensor’s catalog and internet retailing business located in Flagstaff, Arizona. The Company expects to continue to pursue expansion opportunities in this “direct-to-consumer” distribution channel and contemplates eventually opening its own retail stores.

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

      The Company advertises its Teva brand through a national print advertising campaign targeted at various different demographic groups. For its core outdoor market, Teva advertises in several outdoor-related magazines, including Backpacker, Outside, National Geographic Adventurer, Paddler, Blue and Dandelion, among others. In addition, to promote its trailrunner offering, Teva is advertising in Trail Runner, Runner’s World Regional and Running Times, among other publications. With the broadened appeal of the Teva offerings, including the leather casual models, the Company has also focused its print advertising toward more mainstream print publications, including Men’s Journal and Organic Style. The success of The Teva Mountain Games has warranted a media push in local publications such as Rocky Mountain Sports and national publications such as Sports Illustrated. In addition, with the recent expansion of the Teva fall product offering, an increased proportion of Teva advertising will occur in the fall and winter months compared to prior years.

      In order to maintain the Company’s history of high visibility among core outdoor enthusiasts such as professional river rafters, kayakers, mountain bikers and rock climbers, Teva products are given or sold at professional discounts to members of this group. In order to further bolster the loyalty of these individuals, the Company offers categories called “Hydro” and “Terrain,” incorporating the latest technological developments and highest quality materials. The Company actively sponsors a group of the world’s best male and female whitewater athletes called Team Teva. Teva also sponsors teams from other outdoor disciplines including the Teva US Mountain Running Team and the SOBE Cannondale Mountain Bike Team. By outfitting and sponsoring these highly visible athletes and teams, the Company creates awareness among targeted consumers at relatively low cost. In addition, the Company has traveling promotional and technical representatives who represent the Teva brand at a wide variety of festivals, outdoor sporting events and competitions. Teva is sponsoring approximately fifty events in 2003. Internationally, the Company also sponsors events in France, Switzerland and Italy. Teva sponsors and promotes these events in order to increase the Company’s visibility for its core outdoor consumer, in addition to the significant marketing available to the more mainstream public with the increasing popularity of viewing these extreme sports. The Teva promotional team also attends and sponsors other events including the Teva Mountain Games at Vail, Teva Vail Trail Running Series, Santa Cruz Surf Kayak Festival in Santa Cruz, California, the Telluride Bluegrass Festival in Telluride, Colorado and Reggae on the River in Garberville, California, among others.

      The Teva mobile promotions team attends the events in dedicated state of the art promotional vehicles where they showcase Teva products and provide consumers with the opportunity to see and try on the latest styles. The Teva brand has also recently initiated a partnership with Volkswagen whereby the Teva Technical Representatives are outfitted in Teva branded Volkswagen Eurovans throughout the United States.

      With respect to the Simple product line, the Company has continued its national print advertising campaign. Simple print advertisements will appear in mainstream, youth-oriented consumer fashion magazines such as InStyle, Jane and Nylon. In addition, the marketing effort focuses around grass roots advertising and includes a consumer focused direct mail campaign, retailer events and product endorsement by high profile young artists and musicians. Recent public relations coverage has appeared in Footwear News, Teen People, Nylon, YM, Footwear Plus, W Magazine, Lucky, Shuz, Shape, and Surfing Girl. These public relations efforts have also resulted in Simple products appearing on television shows such as Friends, Dawson’s Creek, and MTV.

      Simple’s marketing efforts are performed internally by an in-house Simple marketing team which works to promote the Simple brand positioning of being “simple” and “down to earth”.

      In 2003, the Company plans to continue to build on the success of Ugg’s national print advertising campaign. The Company continues to target its Ugg products toward luxury consumers who seek high quality, luxurious and fashionable products for cold weather. The Company expects to advertise Fall 2003 Ugg products in upscale publications such as Vogue, InStyle and O Magazine. In February 2002, Ugg’s were featured in the Opening and Closing Ceremonies of the 2002 Winter Olympic Games. 1,000 Ugg boots were used to outfit both the children in the Children of Light performances and the individuals presenting medals to athletes at all the events. Both the children and adults were outfitted in Ultra Short Ugg boots. Ugg also received Olympic exposure on the Today Show with Katie Couric the day after the opening ceremonies.

      In addition to this national advertising campaign, the Ugg brand is being supported by national public relations and product placement efforts. In-house marketing personnel work closely with a public relations firm and a product placement agency to gain brand visibility in popular magazines, television shows and feature films. Recent editorial coverage includes articles in magazines such as Glamour, InStyle, Cosmopolitan, Marie Claire, People, US Weekly, Maxim, Shape, Self, O Magazine and Real Simple. Television coverage of Ugg product includes shows such as Judging Amy, The King of Queens, Still Standing, Will and Grace, AUSA, Cedric the Entertainer Presents, Dawson’s Creek, Everwood and Friends. These public relations efforts have also resulted in Ugg product appearances in the following recent and upcoming feature films: Eternal Sunshine of the Spotless Mind starring Kate Winslet and Jim Carrey, Haunted Mansion starring Eddie Murphy, Raising Helen starring Kate Hudson, Surviving Christmas starring Ben Affleck and Christina Applegate and Wicker Park starring Josh Hartnett. In addition, Ugg has been embraced by Hollywood celebrities, who are often seen and photographed in their Ugg boots. This celebrity exposure for Ugg has been the subject of recent publicity including articles in Us Weekly, USA Today and People.com.

      In 2002, 2001 and 2000, the Company incurred $7,456,000, $6,087,000 and $7,108,000, respectively, for advertising, marketing and promotional expenses. In addition to these expenditures, the Company’s 34 international distributors spend additional amounts for marketing the Company’s brands within their respective territories.

Design and Product Development

      The design and product development staff for each of the Company’s brands creates and introduces new innovative footwear products that are consistent with the Company’s standards of high quality, combined with comfort and functionality. The Company’s design function is performed by a combination of its internal design and development staff plus outside design firms. By introducing outside firms to the design process, the Company is able to see a variety of different design perspectives at a low cost. Total research and development costs aggregated $1,092,000, $1,034,000 and $1,076,000 in 2002, 2001 and 2000.

      With respect to Teva, in order to ensure that the Company’s high performance technical products continue to satisfy the requirements of its historical customer base of performance-oriented “core enthusiasts,” the Company’s design staff solicits comments and feedback from its Team Teva whitewater athletes, the Teva US Mountain Running Team and other professional outdoorsmen, as well as several of its retailers, including REI, EMS, Galyans and L.L. Bean. Certain models are modified and technical innovations are developed in response to such comments and feedback. The Company adds new innovations, components and styles to its product line continually. For example, the Company recently designed and introduced a new line of trailrunners incorporating the patented Liquid Frame technology and has incorporated its newly developed Wraptor technology into performance running sandals, an assortment of hikers and certain styles of its high performance Guide sport sandals specifically targeted at professional outdoorsmen and adventurers. In addition, for added traction and durability, the Company has incorporated various materials in its sandals, including Spider Rubber® — a sticky, non-slip rubber outsole material for use across wet and dry terrain, Traction Rubber™ — a highly durable and abrasion resistant material designed specifically for the extra rigors of land use, and River Rubber® — a non-slip material designed to offer superior grip on smooth wet surfaces such as rocks, fiberglass and raft rubber.

      While Teva continues to develop high performance sport sandals and other rugged outdoor footwear by continually updating and designing new styles for these categories, the Company also continues to increase its focus on the casual footwear market through its Teva, Simple and Ugg brands. The Company continues to introduce and offer new styles of leather and other casual footwear for men and women and has added new styles to its Teva children’s offering of hikers, sport sandals, slip-ons and other shoes for Spring 2003. Simple has also added several new styles of clogs, sandals, sneakers and leather casuals to its offerings for 2003 including several athletically inspired styles for men and women as well as a re-emphasis on the men’s footwear business, an area where the Company had considerable success in the past. By monitoring changes in consumer lifestyles and preferences and then focusing first on function and practicality, the Company develops footwear designed to appeal to quality-minded consumers seeking comfortable casual footwear.

      In recent years, the Company has taken steps to take Ugg’s longtime success in the Southern California market and duplicate that success across the United States. In support of this effort, the Company has taken steps in recent years to update the Ugg products in order to make them more functional for use in cold and wet climates. For example, the 2003 line includes the Adirondack Collection of cold weather boots, shoes and clogs featuring seam sealed lugged outsoles and waterproof leathers combined with sheepskin linings for high functionality and comfort. In addition, the Company has added a new Brooks Series to its women’s Ugg Fall Collection, featuring styles with a lugged outsole, contemporary styling and wool fleece linings which are designed to keep feet dry and comfortable in both warm and cold climates. The Ugg brand continues to design and offer more fashionable and unique upper styles to help differentiate Ugg from the low cost imitation brands.

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

Product Sourcing

      The Company currently sources all of its Teva and Simple footwear and a portion of its Ugg footwear from independent contract manufacturers in the Far East. The Company imports the remainder of its Ugg footwear from independent contract manufacturers in Australia and New Zealand. The Company is not involved in the direct manufacture of footwear, but rather sources completed footwear, produced to required specifications, directly from these independent contractors. As the Company grows, it expects to continue to rely heavily on its independent contractors for its sourcing needs.

      The manufacturing of footwear by the Company’s independent contractors is performed in accordance with detailed specifications provided by the Company and is subject to quality control standards and applicable safety requirements. In efforts to ensure the production of high quality products, many of the materials and components used in production are purchased from independent suppliers designated by the Company. The Company believes that its completed footwear as well as the various raw materials and components used in the manufacture of the footwear, including rubber, leather, nylon webbing and sheepskin, are generally available from multiple sources at competitive prices.

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

Acquisition of Teva

      In connection with the 1999 Teva license renewal, the Company received an option to buy the Teva Rights from Mr. Thatcher, the founder and owner of Teva, which was subsequently renegotiated in 2001. On November 25, 2002, the Company completed the acquisition of the Teva worldwide assets including all patents, tradenames, trademarks and all other intellectual property, as well as Teva’s existing catalog and internet retailing business for an acquisition price of approximately $62.3 million, including transaction costs of approximately $0.3 million.

      The Company paid cash in the amount of $43.0 million and issued to Mr. Thatcher subordinated notes of $13.0 million, Preferred Stock of $5.5 million, 100,000 shares of common stock valued at approximately $0.3 million and options to purchase 100,000 shares of common stock valued at approximately $0.2 million. The $13.0 million of subordinated notes include a coupon interest rate of 7% and an additional 2% interest, which is to be accrued and paid at the maturity date in 2008. The $5.5 million of Preferred Stock pays no dividends unless dividends are declared and paid on the Company’s common stock, is callable by the Company through November 25, 2005 at face amount plus an additional 10% per year and is convertible into common stock by the holder after November 25, 2005, if it is still outstanding, at a conversion price of $3.632 per share. In addition, the Preferred Stock provides the holder with the right to designate one member of the Company’s Board of Directors.

      Concurrent with the acquisition, the Company entered into an employment agreement with Mr. Thatcher through November 2007, which provides for an annual base salary of $276,875, and received a non-compete agreement from Mr. Thatcher, which expires two years after termination of employment.

      The Company currently expects the acquisition to be accretive to its fiscal 2003 earnings by approximately $1 million, or $0.03 per diluted share, primarily as a result of the elimination of approximately $5 million of minimum annual royalties under the previous Teva license agreement, offset by the interest costs associated with financing the transaction. In addition, The Company plans to further develop the acquired catalog and internet retailing business which had sales in excess of $4 million in 2002. Longer term, the Company believes it will be able to leverage the strong Teva brand name by selectively expanding into apparel, accessories, and other outdoor-related products, which the Company expects to accomplish primarily through licensing arrangements.

Licenses

      Teva License. Prior to the acquisition of the Teva Rights on November 25, 2002, the Company had been operating its Teva footwear business since 1985 pursuant to license agreements with Mr. Thatcher, the Company’s former licensor for Teva.

      Under the previous license agreement, the Company had the exclusive license to the worldwide rights for the manufacture and distribution of Teva footwear through 2004, which was automatically renewable through 2008 and through 2011 under two renewal options, provided that minimum required sales levels were achieved. Whereas the recent Teva acquisition includes all rights to all footwear, apparel and all other potential products, the previous licensing arrangement was for footwear only.

      The previous license agreement provided for a sliding scale of royalty rates, depending on sales levels, and included guaranteed minimum annual royalty amounts. The previous agreement also required the Company to grant the licensor 50,000 stock options on the Company’s common stock annually, at an exercise price equal to the market value on the date of grant for the duration of the license term. Additionally, the previous license agreement included minimum spending levels for marketing and research and development, required the previous licensor’s approval of product, marketing, distribution and customers to whom the company could sell, restricted the volume of closeouts and seconds which the Company could sell and prohibited the transfer of substantially all of the Company’s property or stock to other parties. The previous license agreement also prohibited the Company from introducing and selling non-Teva sandals or other competing footwear products for the duration of the license term plus two years following termination of the license. Because the Company’s primary business is the design, marketing and sale of sandals and other footwear, these previous non-competition provisions significantly impaired the Company’s ability to compete and expand outside of Teva and severely restricted the Company’s future footwear business in the event that the Company was not able to renew its Teva license agreement beyond 2004. The recent Teva acquisition terminated these requirements and restrictions.

Sale of Heirlooms, Inc.

      The Company and Bob Eason, the designer and founder of Picante clothing, were parties to an agreement pursuant to which the Company owned 50% of Heirlooms, Inc. (“Heirlooms”), the manufacturer and distributor of Picante clothing. In January 2001, the Company sold its 50% interest in Heirlooms back to Mr. Eason for cash of approximately $1,200,000 and a note receivable of approximately $420,000, which is secured by a secondary security interest in the assets of Heirlooms. The selling price was for an amount that approximated the net carrying value of the underlying assets and, accordingly, the resulting gain on the sale was not significant. Mr. Eason is currently in default on payment of the $420,000 note receivable, which was due March 31, 2002. The Company has recorded a bad debt reserve for the entire amount at December 31, 2002 and is currently in negotiations with Mr. Eason to endeavor to collect the amount due.

Patents and Trademarks

      As a result of the Teva acquisition, the Company now holds thirteen United States patents and one patent in each of Canada, Australia, New Zealand, South Korea, Germany, France, China, Japan and the United Kingdom for Teva footwear. As a result of the expiration of the applicable period during which foreign patent applications were required to have been filed by the former licensor, the Company does not and cannot hold certain patent rights in certain countries. The Company also currently holds Teva trademark rights in the United States and in several other countries, including, among others, France, Germany, the United Kingdom, Japan and Australia. The Company regards its proprietary rights as valuable assets and vigorously protects such rights against infringement by third parties. Prior to the Teva acquisition, Mr. Thatcher successfully enforced his patent and trademark rights in all 20 concluded lawsuits brought against such third parties.

      The Company owns the Simple and Ugg trademarks and has applied for or received registrations for them in the United States and in many foreign countries. The Company has selectively registered style category names and marketing slogans. In addition, the Company holds two design patents for its footwear products.

      In 1995, the Company acquired the patent and trademarks for Alp® sport sandals, and has also registered the Deckers® trademark.

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

Competition

      The casual, outdoor and athletic footwear markets are highly competitive. The Company believes that currently its largest competitors of the Teva line are Nike, Adidas, Timberland, Merrell, Columbia and

Salomon. The principal competitors of Simple’s casual line include Steve Madden, Dr. Marten, Camper, and Kenneth Cole and of Simple’s sneaker/sandal line include Skechers, Diesel, Steve Madden, Puma and Guess. Ugg’s competitors include Merrell, Acorn, Aussie Dogs, LB Evans and Timberland, as well as retailers’ private label footwear.

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

      In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation, which the Company has appealed. As a precautionary measure, the Company obtained and has been using alternative sourcing for the potentially impacted products from sources outside of China in an effort to avoid potential risk on future imports. In 2001, the European Commission added additional explanatory language that more clearly identified the types of footwear subject to anti-dumping duties. The Company believes that based on the new language, it is probable that the Company will not prevail in its appeal. Therefore, the Company has provided a reserve of $500,000, which is the Company’s estimate of its exposure for anti-dumping levies. In 2002, the European Commission repealed the anti-dumping duties on future footwear imports beginning November 1, 2002. While this recent repeal of the legislation allows for future imports from China without anti-dumping duties, it does not eliminate the potential liability for past imports.

      The European communities also impose quantitative limits on imports from China of certain leather upper and textile upper footwear. The Company is unable to predict the future extent of import quota restrictions or any changes in the scope or severity of such restrictions.

Employees

      At December 31, 2002, the Company employed approximately 133 full-time employees in its U.S. facilities and 29 at its Hong Kong subsidiaries, none of whom is represented by a union. The Company believes its relationship with its employees is good.

Item 2. Properties

      The Company leases approximately 30,000 square feet for its corporate offices in Goleta, California and approximately 126,000 square feet for its warehouse facility in Ventura County, California. The Company also leases approximately 2,000 square feet of office space in Macau, 2,600 square feet in China for its Far East staff, approximately 2,400 square feet in Flagstaff, Arizona for the catalog/internet business offices and approximately 3,000 square feet for the catalog/internet business’s related warehouse. The Company paid approximately $1,188,000 in rent for all of its facilities in 2002. The term of the lease for the Company’s corporate office is currently on a month to month basis with a six-month termination notice required. The lease for the Company’s Ventura County warehouse expires in December 2006 with a three year option to extend at that time, the lease for the Company’s Macau office space expires in August 2003, the lease for the Company’s China office expires in June 2003, the lease for the Company’s catalog/internet business offices expires in November 2005 and the lease for the catalog/internet business’s warehouse expires in October 2005. The Company believes that its existing corporate, manufacturing and warehousing space will be adequate to meet its current and foreseeable requirements, or that suitable additional or alternative space for the Company’s corporate office will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings

      An action was brought against the Company in Montana in 1995 by Molly Strong-Butts and Yeti by Molly, Ltd. (collectively, “Molly”) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the United States Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a payment of approximately $2.0 million, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. On September 30, 2002, the federal district judge ruled that the Company must pay an additional $4,290,000 to the plaintiffs to cover exemplary damages and plaintiff’s attorney fees. In November 2002, the Company negotiated and paid in full a final settlement of the litigation for $4,000,000. The Company recorded charges for this litigation of approximately $3,228,000 during 2002 and approximately $2,180,000 during 2001.

      The Company is a party to litigation in the Netherlands with a former European distributor (the “Distributor”), alleging breach of contract related to the Company’s termination of the previous distributor arrangement. The Company denies the allegations and has filed a countersuit against the Distributor for breach of contract. In the event that the Company is not successful in this matter, the Company believes it would have a maximum exposure of $550,000 beyond the amounts provided for in the financial statements.

      The Company is also involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition or results of operations of the Company. From time to time, the Company is also involved in other legal proceedings to protect the Company’s various patents and trademarks from infringement by third parties. Any decision or settlement in any such infringement proceeding which allowed a third party to continue to manufacture and sell the products at issue could have an adverse effect on the Company’s sales to the extent such other similar competing products are purchased in lieu of the Company’s products.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is traded in the National Market System of the NASDAQ stock market (the “NMS”) under the symbol “DECK.”

      As of February 28, 2003, the number of holders of record of the Common Stock was 155 and the number of beneficial owners was approximately 2,000.

	2002		2001

	High	Low	High	Low

First Quarter	$6.30	$3.99	$5.13	$3.38
Second Quarter	5.79	4.25	4.80	3.41
Third Quarter	5.25	3.56	4.90	3.23
Fourth Quarter	4.53	2.56	4.75	3.41

      The Company has never declared or paid cash dividends on its Common Stock and currently intends to retain any income for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon, among other factors, dividend restrictions within the Company’s credit facilities, the Company’s earnings, financial condition and capital requirements. The Company’s credit facility currently prohibits the issuance of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6. Selected Financial Data

      The following tables set forth selected consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 2002.

	Years ended December 31

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Income Statement Data
Net sales	$99,107	91,461	113,738	111,099	103,534
Cost of sales	57,577	52,903	63,540	66,051	67,268

Gross profit	41,530	38,558	50,198	45,048	36,266
Selling, general and administrative expenses	34,954	34,040	37,568	38,298	39,064
Litigation Charges	3,228	2,180	—	—	—

Income (loss) from operations	3,348	2,338	12,630	6,750	(2,798)
Other expense (income)	504	(473)	295	1,508	1,320

Income (loss) before income taxes (benefit) and cumulative effect of accounting change	2,844	2,811	12,335	5,242	(4,118)
Income taxes (benefit)	1,224	1,185	5,320	2,358	(1,211)

Income (loss) before cumulative effect of accounting change	1,620	1,626	7,015	2,884	(2,907)
Cumulative effect of accounting change, net of $843,000 income tax benefit	(8,973)	—	—	—	—

Net income (loss)	$(7,353)	1,626	7,015	2,884	(2,907)

Basic income (loss) per common share before cumulative effect of accounting change	$0.17	0.18	0.77	0.33	(0.34)
Cumulative effect of accounting change	(0.96)	—	—	—	—

Basic net income (loss) per common share	$(0.79)	0.18	0.77	0.33	(0.34)

Average basic common shares	9,328	9,247	9,093	8,834	8,632

Diluted income (loss) per common share before cumulative effect of accounting change	$0.17	0.17	0.74	0.32	(0.34)
Cumulative effect of accounting change	(0.92)	—	—	—	—

Diluted net income (loss) per common share	$(0.75)	0.17	0.74	0.32	(0.34)

Average diluted common shares	9,806	9,661	9,476	8,981	8,632

	At December 31

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data
Current assets	$44,561	60,580	53,650	49,044	59,309
Current liabilities	22,108	19,193	13,168	10,386	17,174
Total assets	122,412	85,884	77,712	73,482	84,373
Long-term debt, less current installments	35,077	159	449	6,276	15,199
Total stockholders’ equity	65,227	66,532	64,095	56,820	52,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to expectations regarding sales and income per share, expectations regarding the incremental earnings and benefits of the Teva acquisition, expectations regarding the Company’s liquidity, the potential impact of certain litigation and the impact of seasonality on the Company’s operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying “Risk Factors” section, the last paragraph under “Liquidity and Capital Resources”, the discussion under “Seasonality” and other sections of this Annual Report on Form 10-K. These forward-looking statements are based on the Company’s expectations as of March 2003. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K.

Results of Operations

      The following table is derived from the Company’s statement of operations and sets forth, for the periods indicated, certain operating data as a percentage of net sales.

	Years ended December 31

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	58.1	57.8	55.9

Gross profit	41.9	42.2	44.1
Selling, general and administrative expenses	35.3	37.2	33.0
Litigation costs	3.2	2.4	—

Income from operations	3.4	2.6	11.1
Other expense (income)	0.5	(0.5)	0.2

Income before income taxes and cumulative effect of accounting change	2.9	3.1	10.9
Income taxes	1.2	1.3	4.7

Income before cumulative effect of accounting change	1.7	1.8	6.2
Cumulative effect of accounting change	(9.1)	—	—

Net income (loss)	(7.4)	1.8	6.2

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      The Company operates its business in four distinct operating segments: Teva, Simple, and Ugg wholesale divisions and its newly acquired internet and catalog retailing business.

      Total net sales increased by $7,646,000, or 8.4%, between the years ended December 31, 2002 and 2001. Aggregate wholesale sales of Teva increased to $64,849,000 for the year ended December 31, 2002 from $61,221,000 for the year ended December 31, 2001, a 5.9% increase. Teva wholesale sales represented 65.4% and 66.9% of net sales in the years ended December 31, 2002 and 2001, respectively. The increase in Teva wholesale sales was largely attributable to an improvement in retail sell-through, strength in sales of the Company’s sport sandals and the introduction of the new Fall 2002 line of closed toe rugged outdoor footwear. Also, certain European distributors brought in $1,600,000 more of the upcoming Spring season’s product in the fourth quarter of 2002 than they did in the fourth quarter of 2001, a portion of which is likely a shift in sales between the fourth quarter of 2002 and the first quarter of 2003. This shift in quarterly sales is expected to result in reduced European deliveries in the first quarter of 2003 compared to 2002. Net wholesale sales of footwear under the Simple product line decreased 6.4% to $10,159,000 from $10,853,000 for the year ended December 31, 2001, which decline was attributed to a shortfall in the international markets of $1,326,000.

This international decline was partially offset by increased sales in the domestic market of $632,000 resulting primarily from an increase in the volume of discounted sales. Net wholesale sales of Ugg increased 22.4% to a record $23,491,000 for the year ended December 31, 2002 from $19,185,000 for the year ended December 31, 2001 as a result of continued geographical expansion across the United States, the success of its third quarter delivery program, the introduction of several new styles of casual footwear and strong retail sell-through for the brand. As part of the Company’s acquisition of Teva in November 2002, the Company acquired the catalog and internet retailing footwear business which sells the Company’s Teva, Simple and Ugg brands directly to consumers. For the period from the November 25, 2002 acquisition date through December 31, 2002, net sales of the catalog and internet retailing business aggregated $608,000, including retail sales of Teva of $255,000, Simple of $43,000, and Ugg of $310,000. The Teva acquisition did not have a significant impact upon operations for 2002 due to its close proximity to year-end. Overall, international sales for all of the Company’s products decreased 1.3% to $20,829,000 from $21,096,000, representing 21.0% of net sales in 2002 and 23.1% in 2001. The volume of footwear sold increased 11.2% to 4,120,000 pairs during the year ended December 31, 2002 from 3,705,000 pairs during the year ended December 31, 2001, for the reasons discussed above.

      The weighted-average wholesale price per pair sold during the year ended December 31, 2002 decreased 2.5% to $23.66 from $24.26 for the year ended December 31, 2001. The decrease was primarily due to a $1,445,000 increase in the volume of discounted sales during the year ended December 31, 2002, as well as the introduction of several new styles at lower price points to facilitate market penetration. These factors were partially offset by an increase in the proportion of Ugg sales to total sales, as the average selling price of the Ugg products is generally more than twice that of the Company’s Teva and Simple products.

      Cost of sales increased by $4,674,000, or 8.8%, to $57,577,000 for the year ended December 31, 2002, compared with $52,903,000 for the year ended December 31, 2001. Gross profit increased by $2,972,000, or 7.7%, to $41,530,000 for the year ended December 31, 2002 from $38,558,000 for the year ended December 31, 2001 while gross margin decreased slightly to 41.9% from 42.2%. The decrease in gross margin was due to several factors including an increased impact of closeout sales, particularly for the Simple brand. As a result of the lowered net sales of Simple in recent years, the sales volume for some of Simple’s models is now below the purchase minimums imposed by the Company’s third party manufacturing factories. Accordingly, Simple is occasionally faced with buying more inventory of certain styles than it desires in order to meet factory production minimums. This ultimately results in a greater proportion of closeout sales for Simple than that of the Company’s other brands and contributed to a $1,445,000 increase in closeout sales for all brands in 2002 compared to 2001. In addition, the gross margin for 2002 was negatively impacted by a $260,000 factory charge for tooling costs in 2002. The impact of these items was partially offset by a $262,000 reduction in inventory write-downs in 2002 compared to 2001, gross margin improvement as a result of a shift in Ugg’s sales mix toward higher margin styles sourced from the Far East and the negotiation and receipt of a $300,000 chargeback from a factory in the first quarter of 2002 related to a dispute which arose in 2001.

      The Company carries its inventories at the lower of cost or market, using a reserve for write-downs for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. During the year ended December 31, 2002, the Company had a net increase in the reserve for write-downs for inventory obsolescence of approximately $67,000 in order to write-down inventory to net realizable value on certain discontinued and slow-moving styles of Simple and Teva. During the year ended December 31, 2001, the Company had a net decrease in the reserve for inventory obsolescence of approximately $321,000, primarily due to the sale of domestic inventory for Teva and Simple product for which a write-down had previously been recorded, as well as the sale of the Company’s remaining Canadian inventory, for which a write-down had also previously been recorded in connection with the Company’s transition to a distributor in the Canadian market.

      Selling, general and administrative expenses increased by $914,000, or 2.7%, to $34,954,000 for the year ended December 31, 2002, compared with $34,040,000 for the year ended December 31, 2001, and decreased as a percentage of net sales to 35.3% in 2002 from 37.2% in 2001. The increase in selling, general and administrative expenses was primarily due to an increase in personnel costs of $1,568,000, increased marketing spending of $1,435,000 and increased costs related to a new ERP computer system of $625,000 during the year ended December 31, 2002. These increases were partially offset by the elimination of approximately $809,000 of goodwill amortization resulting from the Company’s implementation of SFAS 142 on January 1, 2002, a net reduction in warehousing costs of $516,000 resulting from bringing this function in-house, the net reductions in royalty and other expenses caused by the Company’s acquisition of Teva during the fourth quarter of 2002 of $479,000, reduced sales commissions of $384,000 paid to the Company’s independent sales force as a result of bringing more accounts in-house, and a $206,000 reduction in bank fees resulting from the Company’s move to a new bank in 2002, among other cost reductions. Despite the overall increase in dollar amounts, the selling, general and administrative expenses as a percentage of net sales decreased for the year ended December 31, 2002 compared to the year ended December 31, 2001 as certain operating costs are fixed and did not increase in proportion to the increase in consolidated net sales.

      The Company recorded litigation charges of $3,228,000 during the year ended December 31, 2002 and $2,180,000 during the year ended December 31, 2001 related to a lawsuit filed against the Company in Montana in 1995. The matter was settled in full and paid in full during the fourth quarter of 2002. For further discussion, see Note 8 to the accompanying consolidated financial statements.

      Income from operations for the Teva brand was $12,622,000 for the year ended December 31, 2002 compared to $12,407,000 for year ended December 31, 2001. The increase was largely due to the increase in sales in both the domestic and international markets, lower royalty and other costs resulting from the purchase of Teva during the fourth quarter of 2002 of $479,000 and reduced sales commissions of $319,000 paid to the Company’s independent sales force as a result of bringing more accounts in-house. These factors were partially offset by several factors including increased marketing costs of $906,000, increased bad debt expense of $261,000, slightly lower gross margins on the Company’s newly introduced closed toe footwear line and a $260,000 factory charge for tooling costs in 2002. The Simple brand experienced income from operations of $285,000 for the year ended December 31, 2002 compared to $241,000 for the year ended December 31, 2001, reflecting several offsetting factors. Income from operations for Simple was positively impacted by a decrease in inventory write-downs of $202,000, a reduction in bad debt expense of $345,000 and the elimination of goodwill amortization of $167,000 resulting from the Company’s adoption of SFAS 142 during the current year, among other cost reductions. These improvements were nearly offset by a decrease in sales, an increase in the proportion of closeout sales to regular full margin sales and a slight increase in marketing and promotional costs of $88,000. Income from operations for the Ugg brand was $6,589,000 for the year ended December 31, 2002 compared to $3,674,000 for the year ended December 31, 2001 largely due to the increase in sales, gross margin improvement as a result of a shift in sales mix toward higher margin styles sourced from the Far East, an increase in gross margin from the receipt of a factory chargeback of $300,000 in 2002 and the elimination of goodwill amortization of $590,000 resulting from the Company’s adoption of SFAS 142 during the current year, partially offset by a $420,000 increase in marketing spending. Income from operations of the Catalog/Internet retailing business acquired as part of the Teva acquisition was $194,000 in 2002, representing the operating earnings attributed to this newly acquired operating segment for the period from the November 25, 2002 acquisition date through December 31, 2002.

      Net interest expense was $406,000 for the year ended December 31, 2002 compared with net interest income of $308,000 for the year ended December 31, 2001, primarily due to the Company’s significantly increased borrowings in order to finance the purchase of Teva in 2002, as well as lower interest rates earned on invested cash in 2002.

      For the year ended December 31, 2002, income tax expense was $1,224,000, representing an effective income tax rate of 43.0%. For the year ended December 31, 2001, income tax expense was $1,185,000, representing an effective income tax rate of 42.2%. The effective income tax rate was slightly lower in 2001 due to the elimination of a previously existing valuation allowance against deferred tax assets in 2001 related to net operating loss and other income tax credit carryforwards being fully utilized. This was partially offset by the favorable impact of the elimination of the non-deductible goodwill amortization in 2002 resulting from the implementation of SFAS 142.

      On January 1, 2002, the Company implemented SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings but instead be reviewed periodically for impairment. The implementation of SFAS 142 resulted in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during the year ended December 31, 2002. This non-cash impairment charge included a write down of approximately $1.2 million, on an after tax basis, for Simple goodwill and approximately $7.8 million for Ugg goodwill. The impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the year ended December 31, 2002.

      The Company experienced net income before cumulative effect of accounting change of $1,620,000, or $0.17 per diluted share, for the year ended December 31, 2002 and a net loss after the cumulative effect of accounting change of $7,353,000, or $0.75 per diluted share. For the year ended December 31, 2001, the Company had net income of $1,626,000, or $0.17 per diluted share.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      In 2001, the Company operated its business in three distinct operating segments: the Teva, Simple and Ugg wholesale divisions.

      Total net sales decreased by $22,277,000, or 19.6%, between the years ended December 31, 2001 and 2000. The decrease is largely attributable to the weakness in the domestic economy, the softness in the retail environment, the reduction in international sales, an overall decrease in demand for sandals in 2001, delays in new product introductions for Teva, the colder weather during Spring 2001 in the Company’s key markets for Teva sandals and a $3,126,000 reduction in sales to Track ‘n Trail, one of the Company’s largest customers, which filed for bankruptcy in April 2001. In addition, in January 2001, the Company sold its interest in Heirlooms, Inc., the distributor of Picante brand apparel, and approximately $2,316,000 of the decrease in sales is due to the exclusion of sales resulting from the Company’s sale of this brand. Aggregate net sales of Teva decreased to $61,221,000 for the year ended December 31, 2001 from $79,732,000 for the year ended December 31, 2000, a 23.2% decrease. Net sales of Teva represented 66.9% and 70.1% of net sales in the years ended December 31, 2001 and 2000, respectively. Net sales of footwear under the Simple product line decreased 33.5% to $10,853,000 from $16,328,000 from the year ended December 31, 2000. Net sales of Ugg increased 25.3% to a record $19,185,000 for the year ended December 31, 2001 from $15,310,000 for the year ended December 31, 2000 resulting from continued strength in the brand’s historically strong California market, a continuing expansion outside California, an overall increase in the popularity of the Ugg brand and the introduction of several new Ugg styles in 2001. Overall, international sales for all of the Company’s products decreased 32.2% to $21,096,000 from $31,135,000, representing 23.1% of net sales in 2001 and 27.4% in 2000. The volume of footwear sold decreased 13.1% to 3,705,000 pairs during the year ended December 31, 2001 from 4,265,000 pairs during the year ended December 31, 2000, for the reasons discussed above.

      The weighted-average wholesale price per pair sold during the year ended December 31, 2001 decreased 4.9% to $24.26 from $25.51 for the year ended December 31, 2000. The decrease was primarily due to a $527,000 increase in the sales volume of closeouts and discounted products during 2001 compared to 2000. In addition, the Company experienced a change in sales mix away from certain higher priced styles, including the leather casuals, and toward styles with lower average selling prices, including thongs and several styles introduced in 2001 at lower price points. This was partially offset by the impact of a shift in sales mix toward domestic sales, which generally had a 20% higher average selling price than sales in the international markets, and an increase in the sales of Ugg products in proportion to total sales, as the average selling price of the Ugg products is generally more than twice that of Company’s Teva and Simple products.

      Cost of sales decreased by $10,637,000, or 16.7%, to $52,903,000 for the year ended December 31, 2001, compared with $63,540,000 for the year ended December 31, 2000. Gross profit decreased by $11,640,000, or 23.2%, to $38,558,000 for the year ended December 31, 2001 from $50,198,000 for the year ended December 31, 2000 and gross margin decreased to 42.2% from 44.1%. The decrease in gross margin was primarily due to an increased impact of closeout sales, as well as lower margins in the pricing of the 2001 product line compared to the 2000 line in response to competitive pressures, partially offset by a reduction in inventory write-downs of $446,000.

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

      Selling, general and administrative expenses decreased by $3,528,000, or 9.4%, to $34,040,000 for the year ended December 31, 2001, compared with $37,568,000 the year ended December 31, 2000, and increased as a percentage of net sales to 37.2% in 2001 from 33.0% in 2000. The decrease in selling, general and administrative expenses was primarily due to reductions in marketing costs of $978,000, lower commissions and royalty expense of an aggregate amount of $973,000 on the lower sales levels, the elimination of selling, general and administrative expenses associated with the Company’s former Heirlooms subsidiary of $860,000, reduced payroll costs of $679,000 and decreased bad debt expense of $311,000. In addition, during 2000 the Company had a non-recurring charge of approximately $400,000 for European anti-dumping duties dating back to 1997. These reductions were partially offset by increases in other areas, including additional amortization expense in 2001 of $522,000 resulting from the Company’s $1,600,000 payment for an extension of the option term for the Company’s option to acquire Teva, which was being amortized over the three year option term. Despite the overall decrease in dollar amounts, the selling, general and administrative expenses as a percentage of net sales increased for the year ended December 31, 2001 compared to the year ended December 31, 2000 as certain operating costs are fixed and did not decrease in proportion to the decrease in consolidated net sales.

      During the year ended December 31, 2001, the United States Court of Appeals affirmed the March 17, 1999 judgment against the Company in connection with a case brought in Montana. As a result, the Company recorded a charge of $2,180,000 related to this litigation in 2001. The matter was settled in full and paid in full during the fourth quarter of 2002. For further discussion, see Note 8 to the accompanying consolidated financial statements.

      Income from operations for the Teva brand were $12,407,000 for the year ended December 31, 2001 compared to $19,953,000 for year ended December 31, 2000. The decrease was largely due to the decrease in sales in both the domestic and international markets, an increased impact of closeout sales, lower gross margins in the pricing of the 2001 line compared to the 2000 line and increased amortization costs of $522,000 related to the $1,600,000 extension of the Teva purchase option, partially offset by a reduced impact of inventory write-downs of $376,000 and lower marketing costs of $566,000. The Simple brand experienced income from operations of $241,000 for the year ended December 31, 2001 compared to $2,501,000 for the year ended December 31, 2000 as a result of the decrease in sales, the increased impact of closeout sales during the period, lower gross margins on certain newly introduced styles and the bad debt write-off for Track ‘n Trail of $257,000. Income from operations for the Ugg brand was $3,674,000 for the year ended December 31, 2001 compared to income from operations of $2,863,000 for the year ended December 31, 2000 largely due to the increase in sales, partially offset by the related increase in sales commissions of $211,000 and an increase in bad debt expense of $288,000, partially due to the Track ‘n Trail bankruptcy. Additionally, the income from operations for the Teva and Simple segments decreased versus that experienced in the year ago period as certain costs are fixed and did not decrease in proportion to the decrease in consolidated net sales.

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

      For the year ended December 31, 2001, the Company’s net income decreased 76.8%, to $1,626,000 from $7,015,000 for the year ended December 31, 2000, for the reasons discussed above.

Off-Balance Sheet Arrangements

      Other than operating leases discussed in Note 8 to the accompanying consolidated financial statements, the Company has no off-balance sheet arrangements.

Outlook

      Sales and Earnings per Share Expectations. For the year ending December 31, 2003, the Company currently expects net sales to range from $101 million to $106 million and diluted earnings per share to range from $0.41 to $0.46. For the calendar year 2003, including sales from the wholesale divisions and the newly acquired catalog and internet retailing business combined, the Company currently expects sales of its Teva product line to range from $67 million to $69 million; Simple to range from $11 million to $12 million; and Ugg to range from $23 million to $25 million.

Liquidity and Capital Resources

      The Company’s liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At December 31, 2002, working capital was $22,453,000 including $3,941,000 of cash. Cash provided by operating activities aggregated $7,441,000 for the year ended December 31, 2002, which reflects the Company’s payment in 2002 of a $4,000,000 litigation settlement. Through improvements in cash collections efforts, trade accounts receivable increased only 2% to $20,851,000 at December 31, 2002 compared to $20,395,000 at the end of 2001 while net sales during the fourth quarter ended December 31, 2002 increased 23% as compared to the fourth quarter ended December 31, 2001. During the same period, the Company also reduced its inventories by 7% from $18,425,000 at December 31, 2001 to $17,067,000 at December 31, 2002, reflecting a $3,617,000 decrease in Teva inventory, a $2,081,000 increase in Ugg inventory and a $178,000 increase in Simple inventory at year end.

      In February 2002, the Company obtained a new revolving credit facility with Comerica Bank, which was subsequently amended in November 2002 in connection with the financing of the Teva acquisition (“the Facility”). The Facility expires June 1, 2004 and provides for a maximum availability of $20,000,000 including $18,000,000 of borrowing availability which is subject to a borrowing base, plus an additional $2,000,000 of availability beyond the borrowing base during the period from November 1, 2002 through April 30, 2003 and from December 1, 2003 to April 30, 2004. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (4.25% at December 31, 2002) or at the Company’s option, at LIBOR plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets of the Company. The Facility included an upfront fee of $230,000 when it was amended in November 2002 and a subsequent annual commitment fee of $100,000 on November 25, 2003. At December 31, 2002, the Company had outstanding borrowings under the Facility of $4,775,000, a foreign currency reserve of approximately $800,000 for outstanding forward contracts and had no outstanding letters of credit. The Company had credit availability under the Facility of $14,425,000 at December 31, 2002.

      In November 2002, in order to finance the Teva acquisition the Company entered into several additional financing arrangements including a $7,000,000 term loan from Comerica Bank (“the Term Loan”), $14,000,000 of subordinated debt from an unrelated party (“the Subordinated Debt”), $13,000,000 of junior subordinated notes from the Teva seller (“the Seller’s Notes”) and $5.5 million of preferred stock issued to the Teva seller (“the Preferred Stock”). Based on intercreditor agreements between the various parties, the Company is generally not permitted to repay the Subordinated Debt or the Seller’s Notes or repurchase (“call”) the Preferred Stock without the prior approval and consent of Comerica Bank, the senior lender. Likewise, the Company is generally not permitted to repay the Seller’s Notes or call the Preferred Stock without the prior approval and consent of both Comerica Bank and the holder of the Subordinated Notes.

      The $7,000,000 Term Loan is secured by all assets of the Company and bears interest at the prime rate (4.25% at December 31, 2002) plus 2.5%, or at the Company’s option at LIBOR plus 4.0%, depending on the Company’s ratio of liabilities to EBITDA. Interest is payable monthly, an initial principal payment of $1,750,000 is payable May 31, 2003 and the remaining principal is payable in monthly installments of approximately $292,000 from June 2003 to November 2004.

      The $14,000,000 of Subordinated Debt is secured by a secondary security position in all of the Company’s assets, with principal payable in quarterly installments of $1,500,000 beginning November 2007 and the balance is due in full in November 2008. The Subordinated Debt bears interest at 16.75% of which 12% is payable monthly and 4.75% is deferred (at the Company’s option) and compounds monthly until the 2008 maturity date. Except for certain limited exceptions, in the event that the Company decides to prepay all or a portion of the Subordinated Debt, it will be required to pay prepayment penalties ranging from 4% to 5% of the portion prepaid prior to November 2004, with no penalties for prepayments thereafter. In connection with arranging the Subordinated Debt, the Company incurred costs of approximately $1,000,000, including investment banking fees, loan commitment fees and legal costs. These origination costs are included in Other Assets in the accompanying financial statements and are being amortized over the term of the loan.

      The $13,000,000 of Seller’s Notes are unsecured and are due in November 2008. The Seller’s Notes bear interest at 9% of which 7% is payable annually and 2% is deferred (at the Company’s option) and compounds annually until the 2008 maturity date. The Seller’s Notes are subordinated to the Subordinated Debt, the Term Loan and the Facility and do not have prepayment penalties.

      The $5,500,000 of Preferred Stock pays no dividends unless dividends are declared and paid on the Company’s common stock, is callable by the Company through November 25, 2005 at face amount plus an additional 10% per year and is convertible into common stock by the holder after November 25, 2005, if it is still outstanding, at a conversion price of $3.632 per share. In addition, the preferred stock provides the holder with the right to designate one member of the Company’s Board of Directors. The Preferred Stock also votes on an as converted to common stock basis regarding other matters excluding the election of directors.

      The agreements underlying the Facility, the Term Loan, and the Subordinated Debt contain several financial covenants including a quick ratio requirement, profitability requirements and cash flow coverage requirements, among others. The Company was in compliance with all covenants at December 31, 2002.

      Capital expenditures totaled $1,477,000 for the year ended December 31, 2002. The Company’s capital expenditures related primarily to costs associated with the Company’s implementation of a new computer system that was completed in 2002 as well as improvements to the racking system at the Company’s distribution center. The Company currently has no material commitments for future capital expenditures and estimates that capital expenditures for 2003 will likely range from $700,000 to $1,000,000. The actual amount of capital expenditures for 2003 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets.

      In February 2002, the Company agreed to guarantee up to $1,000,000 of a home construction bank loan of an officer of the Company, which matures June 1, 2004. As of December 31, 2002, approximately $1,200,000 was outstanding under the officer’s loan from the bank. The guarantee, which was approved by the

Company’s Board of Directors, was provided on behalf of the officer in order to avoid any need for the officer to sell a portion of his common stock in the Company. The fair value of the guarantee was immaterial at December 31, 2002.

      In November 2002, the Company guaranteed on behalf of a third party manufacturing factory up to $450,000 of its payables with a key supplier related to purchases through September 30, 2003. In prior years, the Company had provided a letter of credit, which the factory had used to obtain credit at its suppliers for the production of the Company’s Ugg inventory. The Company entered into this guarantee arrangement to avoid providing a letter of credit and thereby using a portion of the Company’s credit availability under its revolving credit facility. The Company received a corresponding personal guarantee of the related debt from the owner of the factory. The fair value of the guarantee was immaterial at December 31, 2002.

      The following table summarizes the Company’s contractual obligations at December 31, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$39,028,000	3,951,000	7,983,000	1,500,000	25,594,000
Operating Lease Obligations	2,981,000	972,000	1,379,000	630,000	—

Total	$42,009,000	4,923,000	9,362,000	2,130,000	25,594,000

      The Company’s Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions, the Company’s cash availability and the terms of the Company’s new revolving credit facility, which provides that the proceeds from the Facility cannot be used for stock buy-back purposes. Under this program, the Company repurchased approximately 973,000 shares for aggregate cash consideration of approximately $7,499,000 prior to 1999. No shares were repurchased during or subsequent to the year ended December 31, 1999. At December 31, 2002, approximately 1,227,000 shares remain available for repurchase under the program.

      The Company believes that internally generated funds, the available borrowings under its existing credit facilities, and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements. However, risks and uncertainties which could impact the Company’s ability to maintain its cash position include the Company’s growth rate, the continued strength of the Company’s brands, its ability to respond to changes in consumer preferences, its ability to collect its receivables in a timely manner, its ability to effectively manage its inventory, and the volume of letters of credit used to purchase product, among others.

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

      Historically, the Company has experienced its highest sales level in the first quarter, which has been Teva’s strongest selling season, while the third quarter has historically had the lowest sales volume. In 2002, as a result of the continued growth in Ugg and the introduction of the Fall closed toe Teva offering, the fourth quarter was the quarter with the second highest sales volume. Given the Company’s expectations for each of its brands in 2003, the Company currently expects this seasonal pattern to continue in 2003. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company’s customers continuing to carry and promote its various product lines, among other risks and uncertainties. See also the discussion regarding forward-looking statements under “Risk Factors”.

Impact of Inflation

      The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

Critical Accounting Policies

      Revenue Recognition. The Company derives its revenue from the sale of its products. In general, revenue is recognized upon shipment of the merchandise. Domestically, goods are shipped directly from the Company’s domestic distribution center in California, and revenue is recognized upon shipment from the distribution center (FOB shipping point). For certain European accounts, product is shipped from the independent factories on a delivered duty paid basis (“DDP”) whereby the goods are delivered from the independent factories to a third party warehouse in the Netherlands where the goods are custom cleared and transferred to the distributors. In accordance with the DDP terms, the related revenue is recognized upon customs clearance. For virtually all other international accounts, the goods are delivered directly from the independent factories to the distributors on an FOB shipping point basis and revenue is recognized upon shipment from the factory. In all of the above cases, each of the following conditions have been met prior to revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, price is fixed and determinable and collectibility is reasonably assured.

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

Allowance for doubtful accounts. The Company provides a reserve against receivables for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions, historical experience and the customers’ credit-worthiness. Receivables which are subsequently determined to be uncollectible are charged or written off against this reserve. Reserves have been fully established for all expected or probable losses of this nature. The gross trade accounts receivable balance was $23.5 million and the allowance for doubtful accounts was $2.0 million at December 31, 2002.

Reserve for sales discounts. A significant portion of the Company’s domestic net sales and resulting accounts receivable have an associated discount which the customers may take, generally based upon meeting certain order, shipment and payment timelines. The Company estimates the amount of discounts, which are expected to be taken against the period-end accounts receivable, and records a corresponding reserve for sales discounts. The Company determines the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. At December 31, 2002 the reserve for sales discounts was approximately $0.7 million.

Allowance for estimated returns. The Company records an allowance for anticipated future returns of goods shipped prior to period-end. In general, the Company accepts returns for damaged or defective products, but discourages returns for other reasons. The amount of the allowance is determined based upon any approved customer requests for returns, historical returns experience, and any recent events which could result in a change in historical returns rates, among other factors. The allowance for returns at December 31, 2002 was $1.3 million.

Inventory write-downs. Inventories are stated at lower of cost or market. The Company reviews the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, the Company writes the inventory down to estimated future net selling prices. Inventories were stated at $17.1 million, net of a reserve for inventory write-downs of $0.9 million at December 31, 2002.

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

If the assets are considered to be impaired, an impairment loss is recognized equal to the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, as it relates to long-lived assets, the Company bases the useful lives and related amortization or depreciation expense on the estimate of the period that the assets will generate revenues or otherwise be used by the Company.

In 2002, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result, the Company recorded a goodwill impairment charge in the first quarter of 2002. See full discussion under “Recently Issued Pronouncements”.

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

      Derivatives. The Company may enter into foreign currency forward contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to sales of goods in Euros. Derivative financial instruments are not used for speculative purposes. At December 31, 2002, the Company had foreign currency forward contracts to purchase approximately $7.5 million U.S. dollars for approximately 8.0 million Euros.

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

Recently Issued Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with the provisions of SFAS 142. The amortization of goodwill and intangible assets with indefinite useful lives ceases upon adoption of SFAS 142, which became effective for fiscal years starting after December 15, 2001. The Company implemented SFAS 142 as of January 1, 2002, resulting in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during the year ended December 31, 2002. This non-cash impairment charge included a write down of approximately $1.2 million, on an after tax basis, for Simple goodwill and approximately $7.8 million for Ugg goodwill. As a result of these write downs, Simple has no remaining goodwill and Ugg has approximately $6.1 million of goodwill remaining at December 31, 2002, which has been included in intangible assets in the accompanying consolidated balance sheet at December 31, 2002. The impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s statement of operations for the year ended December 31, 2002. In addition, SFAS 142 provides that goodwill no longer be amortized, and as a result the Company recorded no goodwill amortization during the year ended December 31, 2002, whereas the Company had recorded approximately $809,000 and $811,000 for fiscal years ended December 31, 2001 and 2000, respectively.

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

      In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company will adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after

December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002, and are included in the notes to the accompanying consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      Derivative Instruments. A substantial portion of the Company’s European sales for the year ending December 31, 2003 will be denominated in Euros. In order to mitigate the Company’s exposure to fluctuations in the foreign currency exchange rate, the Company has entered into forward contracts for approximately 8.0 million Euros. See Note 9 to the accompanying consolidated financial statements.

      Market Risk. The Company’s market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States and changes in the Eurodollar rate. The Company’s revolving line of credit and senior term debt provide for interest on outstanding borrowings at rates tied to prime rate, or at the Company’s election tied to the Eurodollar rate. At December 31, 2002, the Company had outstanding borrowings aggregating $11,775,000 under these two credit facilities. A 1% increase in interest rates on current borrowings would have a $118,000 impact on income (loss) before income taxes.

Item 8. Financial Statements and Supplementary Data

      See Item 15(a) and page 34 for an index to the consolidated financial statements and supplementary information included herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page

Independent Auditors’ Report	35
Consolidated Balance Sheets as of December 31, 2002 and 2001	36
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2002	37
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2002	38
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002	39
Notes to Consolidated Financial Statements	40
Consolidated Financial Statement Schedule
Valuation and Qualifying Accounts	61

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 13 to the consolidated financial statements, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

KPMG LLP

Los Angeles, California

February 17, 2003

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001

ASSETS (NOTE 4)
Current assets:
Cash and cash equivalents	$3,941,000	16,689,000
Trade accounts receivable, less allowance for doubtful accounts and sales discounts of $2,635,000 and $2,820,000 as of December 31, 2002 and 2001, respectively	20,851,000	20,395,000
Inventories	17,067,000	18,425,000
Prepaid expenses and other current assets	783,000	1,694,000
Refundable income taxes (note 5)	—	995,000
Deferred tax assets (note 5)	1,919,000	2,382,000

Total current assets	44,561,000	60,580,000
Property and equipment, at cost, net (note 3)	3,864,000	3,857,000
Trademarks, net (notes 12 and 13)	51,152,000	—
Goodwill, net (notes 12 and 13)	17,955,000	16,597,000
Intangible assets (notes 12 and 13)	1,666,000	3,344,000
Deferred tax assets (note 5)	1,428,000	778,000
Other assets, net	1,786,000	728,000

	$122,412,000	85,884,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current installments of long-term debt (note 4)	$3,951,000	290,000
Trade accounts payable	12,916,000	13,915,000
Reserve for returns	1,255,000	1,235,000
Accrued sales commissions	434,000	1,215,000
Accrued payroll	1,908,000	982,000
Other accrued expenses	912,000	1,556,000
Income tax payable	732,000	—

Total current liabilities	22,108,000	19,193,000

Long-term debt, less current installments (note 4)	35,077,000	159,000
Commitments and contingencies (note 8)
Stockholders’ equity (note 6):
Series A preferred stock at liquidation preference, $0.01 par value. Preferred stock, 5,000,000 shares (1,375,000 Series A); issued and outstanding 1,375,000 shares at December 31, 2002	5,500,000	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued 10,434,075 shares and outstanding 9,461,123 shares at December 31, 2002; issued 10,297,309 shares and outstanding 9,324,357 shares at December 31, 2001	95,000	93,000
Additional paid-in capital	26,210,000	25,689,000
Retained earnings	33,898,000	41,251,000
Accumulated other comprehensive income (loss) (note 9)	(476,000)	123,000

	65,227,000	67,156,000
Less note receivable from stockholder/former officer	—	624,000

Total stockholders’ equity	65,227,000	66,532,000

	$122,412,000	85,884,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three-year period ended December 31, 2002

	2002	2001	2000

Net sales (note 10)	$99,107,000	91,461,000	113,738,000
Cost of sales	57,577,000	52,903,000	63,540,000

Gross profit	41,530,000	38,558,000	50,198,000
Selling, general, and administrative expenses (note 7)	34,954,000	34,040,000	37,568,000
Litigation costs (note 8)	3,228,000	2,180,000	—

Income from operations	3,348,000	2,338,000	12,630,000

Other expense (income):
Interest expense (income), net	406,000	(308,000)	67,000
Other expense (income)	98,000	(165,000)	228,000

	504,000	(473,000)	295,000

Income before income taxes and cumulative effect of a change in accounting principle	2,844,000	2,811,000	12,335,000
Income taxes (note 5)	1,224,000	1,185,000	5,320,000

Income before cumulative effect of a change in accounting principle	1,620,000	1,626,000	7,015,000
Cumulative effect of a change in accounting principle, net of income tax benefit of $843,000 (note 13)	(8,973,000)	—	—

Net income (loss)	$(7,353,000)	1,626,000	7,015,000

Basic income (loss) per common share before cumulative
effect of a change in accounting principle	$0.17	0.18	0.77
Cumulative effect of a change in accounting principle	(0.96)	—	—

Basic net income (loss) per common share	$(0.79)	0.18	0.77

Diluted income (loss) per common share before cumulative effect of a change in accounting principle	$0.17	0.17	0.74
Cumulative effect of a change in accounting principle	(0.92)	—	—

Diluted net income (loss) per common share	$(0.75)	0.17	0.74

Weighted average shares:
Basic	9,328,000	9,247,000	9,093,000
Diluted	9,806,000	9,661,000	9,476,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME (LOSS)
Three-year period ended December 31, 2002

							Accumulated	Note receivable
	Preferred stock		Common stock		Additional		other	from	Total
					paid-in	Retained	comprehensive	stockholder/	stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	income	former officer	equity	income (loss)

Balance at December 31, 1999	—	$—	9,065,005	$91,000	24,743,000	32,610,000	—	(624,000)	56,820,000	—
Fair value of options issued under Teva license agreement (note 7)	—	—	—	—	78,000	—	—	—	78,000	—
Common stock issued under stock incentive plan	—	—	40,671	—	118,000	—	—	—	118,000	—
Common stock issued under the employee stock purchase plan	—	—	30,301	—	64,000	—	—	—	64,000	—
Net earnings	—	—	—	—	—	7,015,000	—	—	7,015,000	7,015,000

Total comprehensive income										$7,015,000

Balance at December 31, 2000	—	—	9,135,977	91,000	25,003,000	39,625,000	—	(624,000)	64,095,000	—
Fair value of options issued under Teva license agreement (note 7)	—	—	—	—	152,000	—	—	—	152,000	—
Common stock issued under stock incentive plan	—	—	162,344	2,000	475,000	—	—	—	477,000	—
Common stock issued under the employee stock purchase plan	—	—	26,036	—	59,000	—	—	—	59,000	—
Net earnings	—	—	—	—	—	1,626,000	—	—	1,626,000	1,626,000
Unrealized gains on hedging derivatives	—	—	—	—	—	—	123,000	—	123,000	123,000

Total comprehensive income										$1,749,000

Balance at December 31, 2001	—	—	9,324,357	93,000	25,689,000	41,251,000	123,000	(624,000)	66,532,000	—
Fair value of equity issued as consideration in the acquisition of Teva (note 12)	1,375,000	5,500,000	100,000	1,000	554,000	—	—	—	6,055,000	—
Fair value of options issued under Teva license agreement (note 7)	—	—	—	—	111,000	—	—	—	111,000	—
Common stock issued under stock incentive plan	—	—	124,896	2,000	442,000	—	—	—	444,000	—
Common stock issued under the employee stock purchase plan	—	—	11,870	—	37,000	—	—	—	37,000	—
Net loss	—	—	—	—	—	(7,353,000)	—	—	(7,353,000)	(7,353,000)
Write off of note receivable from stockholder/former officer	—	—	(100,000)	(1,000)	(623,000)	—	—	624,000	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	130,000	—	130,000	130,000
Unrealized losses on hedging derivatives	—	—	—	—	—	—	(729,000)	—	(729,000)	(729,000)

Total comprehensive loss										$(7,952,000)

Balance at December 31, 2002	1,375,000	$5,500,000	9,461,123	$95,000	26,210,000	33,898,000	(476,000)	—	65,227,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 31, 2002

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(7,353,000)	1,626,000	7,015,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	8,973,000	—	—
Depreciation and amortization of property and equipment	1,535,000	1,492,000	1,374,000
Amortization of intangible assets	1,049,000	2,085,000	1,566,000
Provision for doubtful accounts	1,785,000	1,658,000	1,994,000
Gain on sale of Heirlooms	—	(185,000)	—
Loss on disposal of assets	23,000	10,000	57,000
Deferred tax provision	656,000	(444,000)	(1,591,000)
Stock compensation	192,000	227,000	130,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	(2,224,000)	784,000	(741,000)
Inventories	1,749,000	(2,012,000)	957,000
Prepaid expenses and other current assets	943,000	(594,000)	841,000
Refundable income taxes	995,000	(961,000)	1,505,000
Other assets	286,000	275,000	(317,000)
Increase (decrease) in:
Trade accounts payable	(844,000)	5,951,000	759,000
Accrued expenses	(1,056,000)	1,137,000	1,102,000
Income taxes payable	732,000	—	—

Net cash provided by operating activities	7,441,000	11,049,000	14,651,000

Cash flows from investing activities:
Cash paid for acquisition of Teva	(43,254,000)	—	—
Proceeds from sale of property and equipment	—	18,000	19,000
Purchase of property and equipment	(1,477,000)	(2,455,000)	(1,755,000)
Proceeds from the sale of Heirlooms	—	599,000	—
Cash paid for intangible assets	—	(1,566,000)	—

Net cash used in investing activities	(44,731,000)	(3,404,000)	(1,736,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	4,775,000	—	(5,834,000)
Proceeds from issuance of long-term debt	21,000,000	—	644,000
Repayments of long-term debt	(290,000)	(402,000)	(431,000)
Cash payments of loan fees	(1,343,000)	—	—
Cash received from issuances of common stock	400,000	389,000	130,000

Net cash provided by (used in) financing activities	24,542,000	(13,000)	(5,491,000)

Net increase (decrease) in cash and cash equivalents	(12,748,000)	7,632,000	7,424,000
Cash and cash equivalents at beginning of year	16,689,000	9,057,000	1,633,000

Cash and cash equivalents at end of year	$3,941,000	16,689,000	9,057,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$264,000	112,000	352,000
Income taxes	836,000	3,308,000	5,971,000

Supplemental disclosure of noncash investing and financing activities:

In 2002, the Company issued to the seller 1,375,000 shares of Series A preferred stock with a value of $5,500,000, 100,000 shares of common stock with a value of $368,000, options to purchase 100,000 shares of common stock with a value of $187,000 and $13,000,000 of long-term debt in connection with the acquisition of Teva.

In 2000, the Company incurred $715,000 of long-term debt in connection with the acquisition of $568,000 of property and equipment and $147,000 of prepaid expenses.

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1) The Company and Summary of Significant Accounting Policies

     (a) The Company and Basis of Presentation

      The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company builds niche products into global lifestyle brands by designing and marketing innovative, functional, and fashion-oriented footwear, developed for both high performance outdoor activities and everyday casual lifestyle use.

     (b) Inventories

      Inventories, principally finished goods, are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     (c) Revenue Recognition

      The Company recognizes revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, totaling $993,000, $1,116,000, and $1,399,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Related costs paid to third-party shipping companies are recorded as a cost of sales, totaling $1,124,000, $983,000, and $1,244,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     (d) Goodwill and Other Intangibles Assets

      Intangible assets consist primarily of goodwill, trademarks, patents, and noncompete covenants arising from the application of purchase accounting. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Accordingly, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets.

      In connection with the implementation of SFAS 142, a goodwill impairment charge of $8,973,000 (net of related income tax benefit of $843,000) was recorded for the year ended December 31, 2002.

     (e) Impairment of Long-Lived Assets

      SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

      Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     (f) Depreciation and Amortization

      Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from one to seven years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter.

     (g) Fair Value of Financial Instruments

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

      The fair values of the guarantees of officer’s debt and factory debt are estimated based on their expected present values (see note 8).

     (h) Stock Compensation

      The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost for employees and nonemployee directors of the Company under the intrinsic value method of APB No. 25 and comply with the pro forma disclosure requirements under SFAS 123. The Company applies the fair value techniques of SFAS 123 to measure compensation cost for options/warrants granted to nonemployees.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The following table illustrates the effects on net income (loss) if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	2002	2001	2000

Net income (loss), as reported	$(7,353,000)	1,626,000	7,015,000
Add stock-based employee compensation expense included in reported net income, net of tax	109,000	132,000	75,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(494,000)	(598,000)	(403,000)

Pro forma net income (loss)	$(7,738,000)	1,160,000	6,687,000

Pro forma net income (loss) per share:
Basic	$(0.83)	0.13	0.74
Diluted	(0.79)	0.12	0.71

     (i) Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns and discounts, impairment assessments and charges, deferred taxes, depreciation and amortization, litigation reserves, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities, and hedging activities. Actual results could differ from these estimates.

     (j) Research and Development Costs

      Research and development costs are charged to expense as incurred. Such costs amounted to $1,092,000, $1,034,000, and $1,076,000 in 2002, 2001, and 2000, respectively.

     (k) Advertising, Marketing, and Promotion Costs

      Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 2002, 2001, and 2000 were $7,456,000, $6,087,000, and $7,108,000, respectively. Included in prepaid and other current assets at December 31, 2002 and 2001 were $403,000 and $714,000, respectively, related to prepaid advertising and promotion expenses for programs that take place after December 31, 2002 and 2001, respectively.

     (l) Income Taxes

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

     (m) Earnings per Share

      Basic earnings per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from diluted EPS.

      The reconciliations of basic to diluted weighted average shares are as follows:

	2002	2001	2000

Income (loss) used for basic and diluted income (loss) per share:
Income before cumulative effect of a change in accounting principle	$1,620,000	1,626,000	7,015,000
Cumulative effect of a change in accounting principle, net of income tax benefit	(8,973,000)	—	—

Net income (loss)	$(7,353,000)	1,626,000	7,015,000

Weighted average shares used in basic computation	9,328,000	9,247,000	9,093,000
Dilutive effect of stock options	478,000	414,000	383,000

Weighted average shares used for diluted computation	9,806,000	9,661,000	9,476,000

      Options to purchase 286,000, 282,000, and 267,000 shares of common stock at prices ranging from $4.80 to $9.88, $5.25 to $9.88, and $5.50 to $13.75 were outstanding during 2002, 2001, and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods, and therefore their inclusion would be antidilutive.

     (n) Foreign Currency Translation

      The Company considers the U.S. dollar as the functional currency. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period.

     (o) Hedging Activities

      The Company may enter into foreign currency forward contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to sales of goods in Eurodollars. Derivative financial instruments are not used for speculative purposes. At December 31, 2002, the Company had foreign currency forward contracts to purchase $7,482,000 U.S. dollars for approximately 8,000,000 Eurodollars.

      In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, these foreign currency cash flow hedges are recorded at fair value in the accompanying balance sheet with unrealized gains and losses on outstanding foreign currency forward contracts recorded in the financial statements as a component of other comprehensive income, net of deferred taxes, to the extent they are effective hedges. When the transaction occurs, the effective portion of the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to the same statement of earnings line item affected by the hedged forecasted transaction due to foreign currency fluctuations. Any terminated derivatives or ineffective portion of gains and

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

losses resulting from changes in the fair value of the derivatives is recognized in current earnings. The ineffective portion of these gains and losses, which results primarily from the time value component of gains and losses on forward contracts, was immaterial for all periods presented.

     (p) Comprehensive Income

      Comprehensive income is the total of net earnings and all other nonowner changes in equity. Except for net income (loss), foreign currency translation adjustments, and unrealized gains and losses as a result of hedging activities, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130.

     (q) Business Segment Reporting

      Management of the Company has determined its reportable segments are strategic business units. The four significant reportable business segments are the Teva, Simple, and Ugg wholesale divisions and the Company’s newly acquired internet and catalog retailing business. Information related to these segments is summarized in note 10.

     (r) Reclassifications

      Certain reclassifications have been made to the 2001 and 2000 balances to conform to the 2002 presentation.

     (s) New Accounting Standards

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The adoption of this standard did not have a material impact on the Company’s financial position or results from operations.

      In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company will adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002 and are included in the notes to these consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

(2) Retirement Plan

      Effective August 1, 1992, the Company established a 401(k) defined contribution plan. Substantially all employees are eligible to participate in the plan through tax-deferred contributions. The Company matches 50% of an employee’s contribution up to $1,200 per year. Matching contributions totaled $90,000, $67,000, and $73,000 during 2002, 2001, and 2000, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. The Company did not make profit sharing contributions for the years ended December 31, 2002, 2001, and 2000.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Property and Equipment

      Property and equipment is summarized as follows:

	2002	2001

Machinery and equipment	$7,609,000	9,913,000
Furniture and fixtures	1,031,000	981,000
Leasehold improvements	1,087,000	561,000

	9,727,000	11,455,000
Less accumulated depreciation and amortization	5,863,000	7,598,000

Net property and equipment	$3,864,000	3,857,000

(4) Notes Payable and Long-Term Debt

      Notes payable and long-term debt consists of the following:

	2002	2001

Revolving line of credit with Comerica Bank, weighted average interest rate of 3.75% at December 31, 2002 (described below)	$4,775,000	—
Term loan with Comerica Bank, secured by all assets of the Company, interest (5.42% at December 31, 2002) at Bank’s base rate or LIBOR plus a margin, as defined, principal payment of $1,750,000 due on May 31, 2003 with equal monthly payments of $292,000 beginning June 30, 2003, with final payment due on November 25, 2004	7,000,000	—
Unsecured subordinated note, payable in quarterly principal installments of $1,500,000 beginning November 2007, interest at a rate of 16.75%, of which 12% is payable monthly and 4.75% is payable at maturity, compounded monthly, due November 2008. A prepayment penalty ranging from 4% to 5% is incurred for any portion repaid prior to November 2004	14,068,000	—
Unsecured junior subordinated 9% note payable to the seller of Teva, interest payable in annual installments at a rate of 7% through November 2008. Principal and additional interest of 2% are due in November 2008, compounded annually	13,026,000	—
Note payable for purchase of computer equipment, secured by underlying equipment, payable in quarterly installments of $74,200, including interest at a rate of 9.51% through May 2002	—	143,000
Unsecured note payable in quarterly installments of $49,200, including interest at a rate of 7.93%, due December 2003	159,000	306,000

	39,028,000	449,000
Less current installments	3,951,000	290,000

	$35,077,000	159,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The aggregate maturities of long-term debt as of December 31, 2002 are as follows:

2003	$3,951,000
2004	7,983,000
2005	—
2006	—
2007	1,500,000
Thereafter	25,594,000

Total	$39,028,000

      In February 2002, the Company obtained a new revolving credit facility with Comercia Bank, which was subsequently amended in November 2002 in connection with the financing of the Teva acquisition (the “Facility”). The Facility expires June 1, 2004 and provides for a maximum availability of $20,000,000 including $18,000,000 of borrowing availability which is subject to a borrowing base, plus an additional $2,000,000 of availability beyond the borrowing base during the period from November 1, 2002 through April 30, 2003 and from December 1, 2003 to April 30, 2004. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (4.25% at December 31, 2002) or at the Company’s option, at LIBOR plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (EBITDA), and is secured by substantially all assets of the Company. The Facility included an upfront fee of $230,000 when it was amended in November 2002 and a subsequent annual commitment fee of $100,000 on November 25, 2003. At December 31, 2002, the Company had outstanding borrowings under the Facility of $4,775,000, a foreign currency reserve of approximately $800,000 for outstanding forward contracts and had no outstanding letters of credit. The Company had credit availability under the Facility of $14,425,000 at December 31, 2002.

      The agreements underlying the Facility, the Term Loan, and the Subordinated Note contain several financial covenants including a quick ratio requirement, profitability requirements and cash flow coverage requirements, among others. The Company was in compliance with all covenants at December 31, 2002.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Income Taxes

      Components of income taxes are as follows:

	Federal	State	Total

2002:
Current	$575,000	(7,000)	568,000
Deferred	493,000	163,000	656,000

	$1,068,000	156,000	1,224,000

2001:
Current	$1,392,000	394,000	1,786,000
Deferred	(465,000)	(136,000)	(601,000)

	$927,000	258,000	1,185,000

2000:
Current	$5,492,000	1,419,000	6,911,000
Deferred	(1,286,000)	(305,000)	(1,591,000)

	$4,206,000	1,114,000	5,320,000

      Actual income taxes differed from that obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	2002	2001	2000

Computed “expected” income taxes	$967,000	956,000	4,194,000
State income taxes, net of federal income tax benefit	166,000	164,000	688,000
Other	91,000	65,000	438,000

	$1,224,000	1,185,000	5,320,000

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001

Deferred tax assets:
Uniform capitalization adjustment to inventory	$448,000	789,000
Bad debt and other reserves	1,580,000	1,685,000
Amortization of intangible assets	956,000	580,000
Depreciation of property and equipment	472,000	198,000
Other	62,000	—

Total gross deferred tax assets	3,518,000	3,252,000

Deferred tax liabilities:
State taxes	171,000	84,000
Other	—	8,000

Total deferred tax liabilities	171,000	92,000

Net deferred tax assets	$3,347,000	3,160,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

      Refundable income taxes as of December 31, 2001 arise primarily from the overpayment of estimated taxes.

(6) Stockholders’ Equity

      The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01, of which 1,375,000 shares are designated as Series A Preferred Stock. The 1,375,000 shares of Series A Preferred Stock were issued to Mark Thatcher in connection with the acquisition of Teva (note 12). The Series A Preferred Stock has voting rights equal to common stock (on a pre-conversion basis) and dividend rights equal to common stock (on a post-conversion basis). Subject to the approval of the Company’s board of directors, the Series A Preferred Stockholders may elect one director. A majority vote of the Series A Preferred Stock holders is required prior to the Company: creating additional classes or series of stock ranking above or in parity with the Series A Preferred Stock, amending the Certificate of Incorporation, changing the authorized shares of Series A Preferred Stock, or increasing the number of directors. Until November 25, 2005, the Company may redeem the Series A Preferred stock for $4.00 per share plus 10%, compounded annually. After November 25, 2005, each share of Series A Preferred Stock is convertible to 1.1013215 shares of common stock.

      In February 2001, the Company amended the 1993 Stock Incentive Plan (“the 1993 Plan”). Under the terms of the amended 1993 Plan, 3,000,000 shares of common stock are reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants, or other rights to acquire stock. Under the 1993 Plan, 124,896, 162,344, and 40,671 shares of common stock were issued to employees in 2002, 2001, and 2000, respectively. In 1997, 100,000 shares of common stock were issued under the 1993 plan to a former officer of the Company, which was financed through the issuance of a note receivable of $624,000 to such officer (bearing interest at 6.39%, secured by the underlying Company stock, with principal and interest due April 18, 2002). The Company has secured the return of the Company’s common stock and the note receivable has been reversed.

      Common stock option activity under the 1993 Plan for the years ended December 31, 2002, 2001, and 2000 is as follows:

		Weighted
		average
	Shares	exercise price

Outstanding at December 31, 1999	1,141,600	$3.68
Granted	215,500	3.28
Exercised	(21,800)	2.23
Canceled	(56,400)	3.37

Outstanding at December 31, 2000	1,278,900	3.66
Granted	584,800	3.90
Exercised	(147,500)	2.24
Canceled	(135,400)	4.61

Outstanding at December 31, 2001	1,580,800	3.80
Granted	624,400	4.13

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

		Weighted
		average
	Shares	exercise price

Exercised	(107,900)	2.32
Canceled	(165,300)	3.26

Outstanding at December 31, 2002	1,932,000	4.04

Options exercisable at December 31, 2000	636,000	4.28
Options exercisable at December 31, 2001	854,000	4.17
Options exercisable at December 31, 2002	1,245,900	4.07

      The per share weighted average fair value of stock options granted during 2002, 2001, and 2000 was $2.25, $2.13, and $1.95, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 2002 — expected dividend yield of 0%, stock volatility of 48.46%, risk-free interest rate of 3.7%, and an expected life of seven years; 2001 — expected dividend yield of 0%, stock volatility of 49.56%, risk-free interest rate of 3.3%, and an expected life of seven years; 2000 — expected dividend yield of 0%, stock volatility of 50.47%, risk-free interest rate of 5.8%, and an expected life of seven years.

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002.

	Options outstanding			Options exercisable

		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding	remaining	average	exercisable at	average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise price	2002	life	price	2002	price

$1.56 to $3.19	506,700	6.35 years	$2.27	474,200	$2.21
$3.50 to $3.76	480,000	8.82 years	3.59	266,500	3.60
$4.03 to $4.30	659,300	9.57 years	4.21	219,200	4.18
$4.80 to $9.88	286,000	4.77 years	7.49	286,000	7.49

	1,932,000	7.83 years	4.03	1,245,900	4.07

      In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “1995 Plan”). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan, as amended, 300,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for employees to purchase the Company’s common stock at a discount below market value, as defined by the 1995 Plan. Under the 1995 Plan, 11,870, 26,036, and 30,301 shares were issued in 2002, 2001, and 2000, respectively. Consistent with the application of APB Opinion No. 25, no compensation has been recorded for stock purchases.

      The Company adopted a stockholder rights plan in 1998 to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all stockholders. As part of the plan, the board of directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share (the “Common Shares”), of the Company.

      The dividend was payable to stockholders of record on December 1, 1998 (the “Record Date”). In addition, one Right shall be issued with each Common Share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date, and the Final Expiration Date

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion, or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date, in each case upon the issuance of the Company’s common stock in connection with any of the foregoing. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $50.00, subject to adjustment.

      The rights have no voting power and expire on November 11, 2008. The rights may be redeemed by the Company for $0.01 per right until the right becomes exercisable.

      The Company’s board of directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program subject to the terms of the Company’s new credit facility, which provides that the proceeds from the facility cannot be used for stock buy-back purposes. There were no shares repurchased under this program in 2002, 2001, and 2000. At December 31, 2002, approximately 1,227,000 shares remained available for repurchase under the program.

(7) Licensing Agreement

      As discussed in note 12, on November 25, 2002, the Company acquired the worldwide Teva patents, trademarks, and other assets. Prior to the acquisition, the Company had been selling its Teva line of sport sandals and other footwear since 1985, pursuant to various license arrangements with Mark Thatcher, the inventor of the Teva sports sandal and previous holder of the Teva patents and trademarks.

      In 1999, the Company signed a new license agreement (the “License Agreement”) for Teva, which was effective January 1, 2000. Under the License Agreement, the Company received the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. In connection with the License Agreement, the Company paid the licensor a licensing fee of $1,000,000 and issued the licensor 428,743 shares of its previously unissued common stock with a fair value of $1,608,000. The Company recorded the license as an intangible asset for the value of the cash and common stock issued pursuant to the License Agreement. The shares are subject to various contractual and other holding period requirements. In addition, the Company agreed to grant the licensor not less than 50,000 stock options on the Company’s common stock annually, with an exercise price at the market value on the date of grant. The fair value of options granted under the License Agreement aggregated $111,000 and $152,000 in 2002 and 2001, respectively.

      In connection with the 1999 Teva license renewal, the Company received an option to buy Teva from Mr. Thatcher, which was subsequently renegotiated in 2001. On November 25, 2002, the Company completed the acquisition of Teva.

      The License Agreement provided for royalties using a sliding scale ranging from 5.0% to 6.5% of annual sales, depending upon sales levels, and included minimum annual royalties ranging from $4,400,000 in 2002 to $7,600,000 in 2011. The agreement also required minimum advertising and promotional expenditures of 5.0% of annual sales for domestic sales and 6.5% for international sales. In addition to the minimum advertising and promotional costs, the Company and the licensor had agreed to each contribute annually 0.5% of annual sales toward the promotion of the Teva brand and trademark, with or without particular reference to individual styles.

      Royalty expense related to Teva sales is included in selling, general, and administrative expenses in the accompanying consolidated financial statements and was $3,739,000, $4,194,000, and $4,307,000 during the years ended December 31, 2002, 2001, and 2000, respectively. Advertising expense, which is included in selling, general, and administrative expenses in the accompanying consolidated financial statements, related to

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Teva sales was $5,178,000, $4,313,000, and $4,829,000 during the years ended December 31, 2002, 2001, and 2000, respectively.

      Subsequent to acquiring Teva on November 25, 2002, the Company ceased granting stock options and paying royalties on Teva footwear sales and owns all Teva rights and assets worldwide.

(8) Commitments and Contingencies

      The Company leases office facilities under operating lease agreements, which expire through December 2006:

      Future minimum commitments under the lease agreements are as follows:

Year ending December 31:

2003	$972,000
2004	694,000
2005	685,000
2006	630,000

$2,981,000

      Total rent expense for the years ended December 31, 2002, 2001, and 2000 was approximately $1,188,000, $1,074,000, and $1,072,000, respectively.

      In February 2002, the Company agreed to guarantee up to $1,000,000 of a bank loan of an officer of the Company, which matures June 1, 2004. The guarantee is through the maturity date of the officer’s loan and the Company would have to pay under the guarantee should the officer default on the loan. As of December 31, 2002, approximately $1,200,000 was outstanding under the officer’s loan from the bank. The fair value of the guarantee was immaterial at December 31, 2002.

      In November 2002, the Company guaranteed on behalf of a third-party manufacturing factory up to $450,000 of its payables with a key supplier related to purchases through September 30, 2003. In prior years, the Company had provided a letter of credit, which was used by the factory to obtain credit at its suppliers for the production of Ugg inventory. The Company entered into this guarantee arrangement to avoid providing a letter of credit, and thereby, using a portion of the Company’s credit availability under its revolving credit facility. The Company received a corresponding personal guarantee of the related debt from the owner of the factory. The fair value of the guarantee was immaterial at December 31, 2002.

      An action was brought against the Company in 1995 by Molly Strong-Butts and Yeti by Molly, Ltd. (collectively, Molly) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the United States Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a settlement of approximately $2,000,000, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. On September 30, 2002, a federal judge ruled that the Company must pay an additional $4,290,000 to Molly, including $2,450,000 of exemplary damages and $1,840,000 to cover the plaintiff’s attorney fees. Deckers and Molly agreed to settle without going to appeal for the total sum of $4,000,000. This was paid prior to December 31, 2002. The Company recorded these litigation costs in the accompanying consolidated statement of operations in 2001 and 2002, respectively.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The Company is a party to litigation in the Netherlands with a former European distributor (the Distributor), alleging breach of contract related to the Company’s termination of the previous distributor arrangement. The Company denies the allegations and has filed a countersuit against the Distributor for breach of contract. In the event that the Company is not successful in this matter, the Company believes it would have a maximum exposure of $550,000 beyond the amounts provided for in the financial statements, based on advice from legal counsel.

      In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation, which the Company has appealed. As a precautionary measure, the Company obtained and has been using alternative sourcing for the potentially impacted products from sources outside of China in an effort to avoid potential risk on future imports. In 2001, the European Commission added additional explanatory language that more clearly identified the types of footwear subject to anti-dumping duties. The Company believes that based on the new language, it is probable that the Company will not prevail in its appeal. Therefore, the Company has established a reserve of $500,000, which is the Company’s estimate of its exposure for anti-dumping levies. In 2002, the European Commission repealed the anti-dumping duties on future footwear imports beginning November 1, 2002. While this recent repeal of the legislation allows for future imports from China without anti-dumping duties, it does not eliminate the potential liability for past imports.

      The Company is currently involved in various other legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.

(9) Foreign Currency Forward Contracts

      The Company uses foreign currency forward contracts to hedge the foreign currency exposure associated with a portion of its forecasted transactions in foreign currency. These forward contracts are designated as foreign currency cash flow hedges and are recorded at fair value in the accompanying consolidated balance sheet. The effective portion of gains and losses resulting from recording forward contracts at fair value are deferred in accumulated other comprehensive income in the accompanying consolidated balance sheet until the underlying forecasted foreign currency transaction occurs. When the transaction occurs, the effective portion of the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to the same statement of earnings line item affected by the hedged forecasted transaction due to foreign currency fluctuations.

      Because the amounts and the maturities of the derivatives approximate those of the forecasted transactions, changes in the fair value of the derivatives are expected to be highly effective in offsetting changes in the cash flows of the hedged items. Any terminated derivatives or ineffective portion of gains and losses resulting from changes in the fair value of the derivatives is recognized in current earnings. The ineffective portion of these gains and losses, which results primarily from the time value component of gains and losses on forward contracts, was immaterial for all periods presented.

      At December 31, 2002, the Company had foreign currency forward contracts to purchase $7,482,000 U.S. dollars for approximately 8,000,000 Eurodollars, expiring through March 2003. An unrealized loss of $606,000 has been recorded as of December 31, 2002 as a component of accumulated other comprehensive income.

(10) Business Segments, Concentration of Business, and Credit Risk and Significant Customers

      The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes,

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

or unusual items to segments. The Company evaluates performance based on net sales and profit or loss from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing, and sales strategies. The earnings from operations for each of the segments includes only those costs which are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization, and the costs of employees directly related to the brands. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation, facilities costs, and the 2001 and 2002 litigation costs. Business segment information is summarized as follows:

	2002	2001	2000

Net sales to external customers:
Teva wholesale	$64,849,000	61,221,000	79,732,000
Simple wholesale	10,159,000	10,853,000	16,328,000
Ugg wholesale	23,491,000	19,185,000	15,310,000
Catalog/internet	608,000	—	—
Other	—	202,000	2,368,000

	$99,107,000	91,461,000	113,738,000

Income from operations:
Teva wholesale	$12,622,000	12,407,000	19,953,000
Simple wholesale	285,000	241,000	2,501,000
Ugg wholesale	6,589,000	3,674,000	2,863,000
Catalog/internet	194,000	—	—
Other (primarily unallocated overhead)	(16,342,000)	(13,984,000)	(12,687,000)

	$3,348,000	2,338,000	12,630,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	2002	2001	2000

Depreciation and amortization:
Teva wholesale	$1,217,000	1,386,000	818,000
Simple wholesale	57,000	206,000	208,000
Ugg wholesale	13,000	648,000	642,000
Catalog/internet	2,000	—	—
Other	—	1,000	12,000
Unallocated	1,295,000	1,336,000	1,260,000

	$2,584,000	3,577,000	2,940,000

Capital expenditures:
Teva wholesale	$142,000	144,000	393,000
Simple wholesale	69,000	10,000	71,000
Ugg wholesale	16,000	—	63,000
Catalog/internet	—	—	—
Other	—	—	1,000
Unallocated	1,250,000	2,301,000	1,795,000

	$1,477,000	2,455,000	2,323,000

Total assets from reportable segments:
Teva wholesale	$83,168,000	24,051,000
Simple wholesale	5,708,000	8,173,000
Ugg wholesale	20,904,000	27,204,000
Catalog/internet	1,176,000	—

	$110,956,000	59,428,000

      The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets which are specifically identifiable with one of the Company’s business segments. Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company’s cash, refundable and deferred tax assets, and various other assets shared by the Company’s brands.

      Reconciliations of total assets from reportable segments to the consolidated financial statements are as follows:

	2002	2001

Total assets for reportable segments	$110,956,000	59,428,000
Elimination of intersegment payables	29,000	10,000
Unallocated refundable income taxes and deferred tax assets	3,100,000	3,946,000
Other unallocated corporate assets	8,327,000	22,500,000

Consolidated total assets	$122,412,000	85,884,000

      The Company sells its footwear products principally to customers throughout the United States. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, and Asia, among other regions. International sales to unaffiliated customers were 21.0%, 23.1%, and 27.4% of net sales

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the years ended December 31, 2002, 2001, and 2000, respectively. The Company does not consider international sales a separate segment. Such sales are not reviewed by the Chief Operating Decision Maker separately, but rather in the aggregate with the aforementioned segments. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. For the years ended December 31, 2002, 2001, and 2000, the Company had no single customer exceeding 10% of consolidated net sales. As of December 31, 2002, the Company had one customer representing 14.4% of net trade accounts receivable. As of December 31, 2001, the Company had one customer representing 16.4% of net trade accounts receivable.

      The Company’s production and sourcing is concentrated primarily in the Far East, with the vast majority being produced at four independent contractor factories in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties, and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest, and strikes and, in certain parts of the world, political instability.

(11) Quarterly Summary of Information (Unaudited)

      Summarized unaudited quarterly financial data are as follows:

	2002

	March 31	June 30	September 30	December 31

Net sales	$33,259,000	22,369,000	17,727,000	25,752,000
Gross profit	15,114,000	10,071,000	6,698,000	9,647,000
Income (loss) before cumulative effect of a change in accounting principle	2,162,000	642,000	(2,547,000)	1,363,000
Cumulative effect of a change in accounting principle, net of income tax benefit	(8,973,000)	—	—	—
Net income (loss)	(6,811,000)	642,000	(2,547,000)	1,363,000
Basic income (loss) per common share before cumulative effect of accounting change	$0.23	0.07	(0.27)	0.15
Cumulative effect of accounting change	(0.96)	—	—	—

Basic net income (loss) per common share	$(0.73)	0.07	(0.27)	0.15

	2002

	March 31	June 30	September 30	December 31

Diluted income (loss) per common share before cumulative effect of accounting change	$0.22	0.07	(0.27)	0.13
Cumulative effect of accounting change	(0.92)	—	—	—

Diluted net income (loss) per common share	$(0.70)	0.07	(0.27)	0.13

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	2001

	March 31	June 30	September 30	December 31

Net sales	$34,911,000	21,586,000	14,023,000	20,941,000
Gross profit	15,734,000	9,597,000	4,748,000	8,479,000
Net income (loss)	2,487,000	731,000	(2,098,000)	506,000
Net income (loss) per share:
Basic	$0.27	0.08	(0.23)	0.05
Diluted	0.26	0.08	(0.23)	0.05

(12) Acquisition of Teva

      On November 25, 2002, the Company completed an acquisition of the worldwide Teva patents, trademarks, and other assets from Mark Thatcher, the Company’s former licensor and the holder of the Teva patents and trademarks. As a result of the acquisition, the Company now owns all of the Teva worldwide assets including all patents, tradenames, trademarks and all other intellectual property, as well as Teva’s existing catalog and internet retailing business, which includes the operations of Teva Sport Sandals, Inc. As a result of the acquisition, the Company will experience cost savings by not having to pay royalties and is able to control and build the Teva brand.

      The aggregate purchase price was approximately $62,300,000. The Company paid cash in the amount of $43,300,000, including transaction costs of $300,000, and issued junior subordinated notes of $13,000,000, preferred stock with a fair value of $5,500,000, 100,000 shares of common stock valued at approximately $300,000 and options to purchase 100,000 shares of common stock valued at approximately $200,000. The preferred stock was valued based on it’s redemption value, and stock options were valued based on the Black-Scholes valuation model.

      The results of the operations of Teva Sport Sandals, Inc. are included in the consolidated statement of operations from the acquisition date.

      The following table summarizes the fair value of the assets and liabilities assumed at the date of acquisition:

Net current assets	$357,000
Property and equipment	88,000
Trademarks	51,000,000
Intangible assets	1,580,000
Goodwill	11,174,000

Net assets acquired	$64,199,000

      Intangibles of $51,000,000 were assigned to registered trademarks that are not subject to amortization. The remaining $1,580,000 of acquired intangible assets consists primarily of patents and have a weighted average useful life of approximately seven years. The $11,174,000 of goodwill is expected to be fully deductible for income tax purposes. The entire goodwill balance was recorded to the Teva segment. Such allocations were based upon an independent appraisal of the assets acquired in accordance with SFAS No. 141, Business Combinations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The following table summarizes supplemental statement of income (loss) information on a pro forma basis as if the acquisition had occurred on January 1, 2001.

	2002	2001

Pro forma net sales	$101,267,000	93,559,000
Pro forma net income before cumulative effect of a change in accounting principle	1,341,000	1,374,000
Cumulative effect of a change in accounting principle, net of tax benefit	(8,973,000)	—

Pro forma net income (loss)	$(7,632,000)	1,374,000

Basic income (loss) per share:
Pro forma net income (loss) before cumulative effect of a change in accounting principle	$0.14	0.15
Cumulative effect of a change in accounting principle	(0.95)	—

Pro forma net income (loss)	$(0.81)	0.15

Diluted income (loss) per share:
Pro forma net income before cumulative effect of a change in accounting principle	$0.14	0.12
Cumulative effect of a change in accounting principle	(0.91)	—

Pro forma net income (loss)	$(0.77)	0.12

(13) Goodwill and Other Intangible Assets

      In July 2001, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings but instead be reviewed periodically for impairment, including an annual test performed on December 31. The Company implemented this new accounting standard on January 1, 2002, resulting in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000) during the year ended December 31, 2002. This noncash impairment charge included a write-down of approximately $1,200,000 on an after-tax basis for Simple goodwill, and approximately $7,800,000 for Ugg goodwill. As a result of these write-downs, Simple has no remaining goodwill and Ugg has approximately $6,100,000 of goodwill remaining at December 31, 2002, which has been included in intangible assets in the accompanying consolidated balance sheets. The impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the year ended December 31, 2002.

      In addition, SFAS 142 provides that goodwill no longer be amortized, and as a result the Company recorded no goodwill amortization during the year ended December 31, 2002, whereas the Company had recorded approximately $809,000 and $811,000 of goodwill amortization during the years ended December 31, 2001 and 2000, respectively. For comparative purposes, the following schedule reconciles reported net income (loss) to adjusted net income (loss) for the years ended December 31, 2001 and 2000, adjusted to exclude goodwill amortization, along with comparative information for the year ended December 31, 2002.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	2002	2001	2000

Reported net income before cumulative effect of a change in accounting principle	$1,620,000	1,626,000	7,015,000
Add back goodwill amortization, net of related $70,000 tax benefit in 2001 and 2000	—	739,000	741,000

Adjusted net income before cumulative effect of a change in accounting principle	1,620,000	2,365,000	7,756,000
Cumulative effect of a change in accounting principle, net of tax benefit	(8,973,000)	—	—

Adjusted net income (loss)	$(7,353,000)	2,365,000	7,756,000

	2002	2001	2000

Basic income (loss) per share:
Reported net income before cumulative effect of a change in accounting principle	$0.17	0.18	0.77
Goodwill amortization, net of tax benefit	—	0.08	0.08

Adjusted net income before cumulative effect of a change in accounting principle	0.17	0.26	0.85
Cumulative effect of a change in accounting principle	(0.96)	—	—

Adjusted net income (loss)	$(0.79)	0.26	0.85

Diluted income (loss) per share:
Reported net income before cumulative effect of a change in accounting principle	$0.17	0.17	0.74
Goodwill amortization, net of tax benefit	—	0.08	0.08

Adjusted net income before cumulative effect of a change in accounting principle	0.17	0.25	0.82
Cumulative effect of a change in accounting principle	(0.92)	—	—

Adjusted net income (loss)	$(0.75)	0.25	0.82

     Summary of Intangible Assets

	As of December 31, 2002

		Weighted
	Gross	average		Net
	carrying	amortization	Accumulated	carrying
	amount	period	amortization	amount

Amortizable intangible assets	$1,858,000	7 years	$192,000	$1,666,000
Nonamortizable intangible assets:
Trademark	$51,152,000
Goodwill	17,955,000

	$69,107,000

      Aggregate amortization expense for amortizable intangible assets for the year ended December 31, 2002 was $1,049,000. Estimated amortization expense for the next five years is: $265,000 in 2003, $242,000 in 2004, $242,000 in 2005, $242,000 in 2006, and $242,000 in 2007.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Teva	Simple	Ugg	Total

Balance as of January 1, 2002	$680,000	2,007,000	13,910,000	16,597,000
Goodwill acquired during year	11,174,000	—	—	11,174,000
Impairment losses	—	(2,007,000)	(7,809,000)	(9,816,000)

Balance as of December 31, 2002	$11,854,000	—	6,101,000	17,955,000

SCHEDULE II

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Three-year period ended December 31, 2002

	Balance at
	beginning of			Balance at
Description	year	Additions	Deductions	end of year

Year ended December 31, 2000:
Allowance for doubtful accounts	$1,813,000	1,994,000	1,663,000	2,144,000
Reserve for sales discounts	290,000	1,007,000	589,000	708,000
Year ended December 31, 2001:
Allowance for doubtful accounts	2,144,000	1,658,000	1,788,000	2,014,000
Reserve for sales discounts	708,000	946,000	848,000	806,000
Year ended December 31, 2002:
Allowance for doubtful accounts	2,014,000	1,785,000	1,846,000	1,953,000
Reserve for sales discounts	806,000	713,000	837,000	682,000

See accompanying independent auditors’ report.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information relating to Directors and Executive Officers of the Registrant is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2003 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2002, and such information is incorporated herein by reference.

Item 11. Executive Compensation

      Information relating to Executive Compensation is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2003 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2002, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2003 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2002, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information relating to Certain Relationships and Related Transactions is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2003 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2002, and such information is incorporated herein by reference.

Item 14. Controls and Procedures

      Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 34 hereof.

(b) Reports on Form 8-K.

      A report on Form 8-K was dated and filed on October 4, 2002 by the Company reporting on Item 5 that a federal judge had ruled that the Company must pay a $4.29 million award for a lawsuit filed against the Company in Montana in 1995.

      A report on Form 8-K was dated and filed October 15, 2002 by the Company reporting on Item 5 that the Company entered into a definitive agreement to acquire Teva in a cash and stock transaction valued at approximately $62.0 million.

      A report on Form 8-K dated November 8, 2002 was filed on November 12, 2002 by the Company reporting on Item 5 that Peter Benjamin, President and Chief Operating Officer, will be resigning in order to return to his role of directing Asian sales operations effective January 1, 2003.

      A report on Form 8-K was dated and filed December 9, 2002 by the Company reporting on Item 5 that the Company completed the acquisition of the worldwide Teva patents, trademarks and other assets from Mark Thatcher, the Company’s former licensor and the inventor of the Teva patents.

      A report on Form 8-K/A was dated and filed February 7, 2003 by the Company amending the report on Form 8-K filed December 9, 2002 by reporting under Item 7 certain required pro forma financial information required as a result of the acquisition of the worldwide Teva patents, trademarks and other assets from Mark Thatcher.

      A report on Form 8-K dated February 27, 2003 was filed on March 3, 2003 by the Company reporting on Item 5 the announcement of the Company’s fourth quarter and fiscal 2002 financial results.

(c) Exhibits

Exhibit

2.1	Certificate of Ownership and Merger Merging Deckers Corporation into Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation. (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.2	Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.1	1993 Employee Stock Incentive Plan. (Exhibit 99 to the Registrant’s Registration Statement on Form S-8, File No. 33-47097 and incorporated by reference herein)
10.2	Form of Incentive Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.3	Form of Non-Qualified Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.4	Form of Restricted Stock Agreement. (Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.5	Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.6	First Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.7	Second Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.8	Third Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

Exhibit

10.9	Agreement for Sales of Assets, dated January 26, 1995, between Ken and Nancy Young and Deckers Acquisition Corporation. (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 1994 and incorporated by reference herein)
10.10	Deckers Outdoor Corporation 1995 Employee Stock Purchase Plan. (Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
10.11	Amended Compensation Plan for Outside Members of the Board of Directors. (Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended September 30, 1996 and incorporated by reference herein)
10.12	Extension Agreement to Employment Agreement with Douglas B. Otto. (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 1996 and incorporated by reference herein)
10.13	Shareholder Rights Agreement, dated as of November 12, 1998. (Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended September 30, 1998 and incorporated by reference herein)
10.14	Employment Agreement dated February 27, 2001 between Deckers Outdoor Corporation and Peter Benjamin. (Exhibit 10.20 to the Registrant’s Form 10-Q for the period ended June 30, 2001 and incorporated by reference herein)
10.15	Revolving Credit Agreement dated as of February 21, 2002 among Deckers Outdoor Corporation, UGG Holdings, Inc. and Comerica Bank — California. (Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.)
10.16	Employment Agreement dated March 29, 2002 between Douglas B. Otto and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant’s Form 10-Q for the period ended March 31, 2002 and incorporated by reference herein.)
10.17	*Employment Agreement dated August 20, 2002 between Peter C. Benjamin and Deckers Outdoor Corporation.
10.18	Asset Purchase Agreement dated as of October 9, 2002 by and Among Mark Thatcher, Teva Sport Sandals, Inc. and Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)
10.19	Disclosure letter associated with the Asset Purchase Agreement. (Exhibit 2.2 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)+
10.20	*Employment Agreement dated November 25, 2002 between John A. Kalinich and Deckers Outdoor Corporation.
10.21	*Employment Agreement dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation.
10.22	*Unsecured Subordinated Promissory Note dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation.
10.23	*Note Purchase Agreement dated as of November 25, 2002 by and among Deckers Outdoor Corporation and The Peninsula Fund III Limited Partnership.
10.24	*Amended and Restated Credit Agreement, dated as of November 25, 2002, by and among Deckers Outdoor Corporation, UGG Holdings Inc., and Comerica Bank-California.
21.1	*Subsidiaries of Registrant.
23.1	*Independent Auditors’ Consent.
99.1	*Certification of the Chief Executive Officer.
99.2	*Certification of the Chief Financial Officer.

*	Filed herewith.

+	Certain information in this Exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request as to the omitted portions of the Exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION
(Registrant)

/s/ DOUGLAS B. OTTO

Douglas B. Otto
Chief Executive Officer

Date: March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS B. OTTO Douglas B. Otto	Chairman of the Board, President and Chief Executive Officer

/s/ M. SCOTT ASH M. Scott Ash	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GENE E. BURLESON Gene E. Burleson	Director

/s/ JOHN M. GIBBONS John M. Gibbons	Director

/s/ REX A. LICKLIDER Rex A. Licklider	Director

/s/ DANIEL L. TERHEGGEN Daniel L. Terheggen	Director

/s/ JOHN A. KALINICH John A. Kalinich	Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas B. Otto certify that:

      1. I have reviewed this annual report on Form 10-K of Deckers Outdoor Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DOUGLAS B. OTTO

Douglas B. Otto
Chief Executive Officer
Deckers Outdoor Corporation

Date: March 31, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, M. Scott Ash certify that:

      1. I have reviewed this annual report on Form 10-K of Deckers Outdoor Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ M. SCOTT ASH

M. Scott Ash
Chief Financial Officer
Deckers Outdoor Corporation

Date: March 31, 2003