Form 10-Q
period 2003-03-31
DECKERS OUTDOOR CORP
filed 2003-05-01
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer.

Yes    ☐    No    ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Outstanding at
Class	April 29, 2003

Common stock, $.01 par value	9,533,843

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$4,769,000	3,941,000
Trade accounts receivable, less allowance for doubtful accounts and sales discounts of $2,705,000 and $2,635,000 as of March 31, 2003 and December 31, 2002, respectively	25,354,000	20,851,000
Inventories	16,713,000	17,067,000
Prepaid expenses and other current assets	719,000	783,000
Deferred tax assets	1,919,000	1,919,000

Total current assets	49,474,000	44,561,000

Property and equipment, at cost, net	3,603,000	3,864,000
Intangible assets, less accumulated amortization	70,763,000	70,773,000
Deferred tax assets	1,428,000	1,428,000
Other assets, net	1,695,000	1,786,000

	$126,963,000	122,412,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt	$4,787,000	3,951,000
Trade accounts payable	12,714,000	12,916,000
Accrued expenses	3,736,000	4,509,000
Income taxes payable	4,017,000	732,000

Total current liabilities	25,254,000	22,108,000

Long-term debt, less current installments	31,471,000	35,077,000
Stockholders’ equity:
Series A preferred stock at liquidation preference, $.01 par value. Preferred stock, 5,000,000 shares (1,375,000 Series A); issued and outstanding 1,375,000 shares at March 31, 2003 and December 31, 2002	5,500,000	5,500,000
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 10,503,195 shares and outstanding 9,530,243 shares at March 31, 2003; issued 10,434,075 shares and outstanding 9,461,123 shares at December 31, 2002	95,000	95,000
Additional paid-in capital	26,386,000	26,210,000
Retained earnings	38,101,000	33,898,000
Accumulated other comprehensive income (loss)	156,000	(476,000)

Total stockholders’ equity	70,238,000	65,227,000

	$126,963,000	122,412,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three-month period ended
	March 31,

	2003	2002

Net sales	$36,102,000	33,259,000
Cost of sales	19,862,000	18,145,000

Gross profit	16,240,000	15,114,000
Selling, general and administrative expenses	8,153,000	11,400,000

Income from operations	8,087,000	3,714,000
Other expense (income):
Interest, net	1,097,000	(17,000)
Other	(15,000)	17,000

Income before income taxes and cumulative effect of accounting change	7,005,000	3,714,000
Income taxes	2,802,000	1,552,000

Income before cumulative effect of accounting change	4,203,000	2,162,000
Cumulative effect of accounting change, net of $843,000 income tax benefit	—	(8,973,000)

Net income (loss)	$4,203,000	(6,811,000)

Basic income per common share before cumulative effect of accounting change	$0.44	0.23
Cumulative effect of accounting change	—	(0.96)

Basic net income (loss) per common share	$0.44	(0.73)

Average basic common shares	9,474,000	9,344,000

Diluted income per common share before cumulative effect of accounting change	$0.37	0.22
Cumulative effect of accounting change	—	(0.92)

Diluted net income (loss) per common share	$0.37	(0.70)

Average diluted common shares	11,266,000	9,792,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-month period ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$4,203,000	(6,811,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of tax	—	8,973,000
Depreciation and amortization	417,000	719,000
Provision for doubtful accounts	336,000	667,000
Loss on disposal of assets	3,000	9,000
Non-cash stock compensation	9,000	119,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	(4,839,000)	(4,912,000)
Inventories	354,000	3,070,000
Prepaid expenses and other current assets	64,000	639,000
Refundable income taxes	—	1,542,000
Other assets	91,000	33,000
Increase (decrease) in:
Trade accounts payable	(202,000)	(7,077,000)
Accrued expenses	88,000	109,000
Income taxes payable	3,285,000	—

Net cash provided by (used in) operating activities	3,809,000	(2,920,000)

Cash flows from investing activities:
Teva acquisition costs	(59,000)	—
Purchase of property and equipment	(92,000)	(817,000)
Proceeds from sale of property and equipment	2,000	—

Net cash used in investing activities	(149,000)	(817,000)

(Continued)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)

	Three-month period ended
	March 31,

	2003	2002

Cash flows from financing activities:
Repayments of long-term debt	(2,999,000)	(106,000)
Cash received from issuances of common stock	167,000	120,000

Net cash provided by (used in) financing activities	(2,832,000)	14,000

Net increase (decrease) in cash and cash equivalents	828,000	(3,723,000)
Cash and cash equivalents at beginning of period	3,941,000	16,689,000

Cash and cash equivalents at end of period	$4,769,000	12,966,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$539,000	18,000
Income taxes	3,000	5,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General

(a)	Basis of Presentation

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

(b)	Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management’s estimates related to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, sales returns, deferred taxes and estimated losses on outstanding litigation. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

(c)	Stock Compensation

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	General (Continued)

The following table illustrates the effects on net income (loss) if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	Three-month period ended
	March 31,

	2003	2002

Net income (loss), as reported	$4,203,000	(6,811,000)
Add stock-based employee compensation expense included in reported net income, net of tax	5,000	69,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(76,000)	(134,000)

Pro forma net income (loss)	$4,132,000	(6,876,000)

Pro forma net income (loss) per share:
Basic	$0.44	(0.74)
Diluted	0.37	(0.70)

(d)	Reclassifications

Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

(2)	Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity. Accumulated other comprehensive income at December 31, 2002 included unrealized losses on foreign currency hedging derivatives of $606,000, partially offset by $130,000 of cumulative foreign currency translation adjustment. At March 31, 2003, accumulated other comprehensive income of $156,000 consisted entirely of cumulative foreign currency translation adjustment. The Company does not have any other transactions or other economic events that qualify as comprehensive income (loss) as defined under SFAS No. 130.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	Comprehensive Income (Loss) — Continued

Comprehensive income (loss) is determined as follows:

	Three-month period ended
	March 31,

	2003	2002

Net income (loss)	$4,203,000	(6,811,000)
Realized loss (gain) on foreign currency hedging included in net income (loss)	606,000	(123,000)
Cumulative foreign currency translation adjustment	26,000	—

Total comprehensive income (loss)	$4,835,000	(6,934,000)

(3)	Income (Loss) per Share

Basic income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share represents net income (loss) divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. The difference between the weighted-average number of shares used in the basic computation compared to that used in the diluted computation for the three-month period ended March 31, 2002 was due to the dilutive impact of options to purchase common stock, and for the three-month period ended March 31, 2003 included the dilutive impact of options to purchase common stock, as well as the dilutive impact of the convertible preferred stock. The Company utilized the diluted weighted-average shares for both the cumulative effect of accounting change and the net loss for 2002 since, in accordance with FAS No. 128, the determination of the anti-dilution test is based upon income from continuing operations, in which the inclusion of dilutive securities is dilutive.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Income (Loss) per Share — Continued

The reconciliations of basic to diluted weighted-average shares are as follows for the three-month periods ended March 31, 2003 and 2002:

	Three-month period ended
	March 31,

	2003	2002

Weighted-average shares used in basic computation	9,474,000	9,344,000
Dilutive impact of stock options	278,000	448,000
Dilutive impact of convertible preferred stock	1,514,000	—

Weighted-average shares used for diluted computation	11,266,000	9,792,000

Options to purchase 746,400 shares of common stock at prices ranging from $4.25 to $9.88 were outstanding during the three months ended March 31, 2003 and options to purchase 282,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the three months ended March 31, 2002, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the common stock during the period and, therefore, were anti-dilutive.

(4)	Credit Facility

The Company has a revolving credit facility (the “Facility”) that expires June 1, 2005 and provides for a maximum availability of $20,000,000, including $18,000,000 of borrowing availability which is subject to a borrowing base, plus an additional $2,000,000 of availability beyond the borrowing base during the period from November 1, 2002 through April 30, 2003 and from December 1, 2003 to April 30, 2004. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (4.25% at March 31, 2003) or at the Company’s option, at LIBOR plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets of the Company. The Facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. At March 31, 2003, the Company had outstanding borrowings under the Facility of $1,814,000, a foreign currency reserve of approximately $112,000 for outstanding forward contracts and had no outstanding letters of credit. The Company had credit availability under the Facility of $18,074,000 at March 31, 2003.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended March 31, 2003, the Company recorded an income tax expense of $2,802,000, representing an effective income tax rate of 40.0%. For the three months ended March 31, 2002, the Company recorded an income tax expense of $1,552,000, representing an effective income tax rate of 41.8%.

(6)	New Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	New Accounting Pronouncements (Continued)

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company adopted the initial recognition and measurement provisions of the Interpretation on January 1, 2003. The adoption of this Interpretation did not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted this Statement on January 1, 2003 and included the disclosure modifications in the these condensed consolidated financial statements. The adoption of this Statement did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on the Company’s financial statements.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Derivatives (Continued)

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

As of March 31, 2003, the Company had outstanding forward contracts for approximately 1.1 million Euros expiring through April 30, 2003. These hedges are considered highly effective in offsetting changes in the cash flows of the hedged items. Accordingly, the previously deferred unrealized losses on the forward contracts have been reclassified to revenues from accumulated other comprehensive income during the three months ended March 31, 2003 as the underlying sales transactions occurred.

(8)	Business Segments

Management of the Company has determined its reportable segments are strategic business units. The four significant reportable business segments are the Teva, Simple and Ugg wholesale divisions and the Company’s newly acquired catalog and internet retailing business. The Company evaluates performance based on net sales and income or loss from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing, and sales strategies. The income from operations for each of the segments includes only those costs which are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization, and the costs of employees directly related to the brands. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation and facilities costs. Beginning January 1, 2003, the Company revised the reporting classification for the costs of its international sales agencies, which costs are now included within the income (loss) from operations of the Teva, Simple and Ugg segments. Previously, these agency costs were included in the unallocated corporate overhead costs. All amounts for the three months ended March 31, 2002 have been restated to conform to the 2003 presentation.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Business Segments (Continued)

Net sales and operating income (loss) by business segment for the three months ended March 31, 2003 and 2002 is summarized as follows:

	Three months ended
	March 31,

	2003	2002

Net sales to external customers:
Teva wholesale	$31,089,000	29,259,000
Simple wholesale	2,712,000	3,601,000
Ugg wholesale	1,197,000	399,000
Catalog/Internet	1,104,000	—

	$36,102,000	33,259,000

	Three months ended
	March 31,

	2003	2002

Income (loss) from operations:
Teva wholesale	$11,005,000	6,741,000
Simple wholesale	135,000	434,000
Ugg wholesale	(157,000)	(246,000)
Catalog/Internet	113,000	—
Other (primarily unallocated overhead)	(3,009,000)	(3,215,000)

	$8,087,000	3,714,000

Business segment asset information as of March 31, 2003 and December 31, 2002 is summarized as follows:

	March 31,	December 31,
	2003	2002

Total assets for reportable segments:
Teva wholesale	$95,800,000	83,168,000
Simple wholesale	5,815,000	5,708,000
Ugg wholesale	11,520,000	20,904,000
Catalog/Internet	682,000	1,176,000

	$113,817,000	110,956,000

The assets allocable to each reporting segment generally include accounts receivable, inventories, intangible assets, and certain other assets which are specifically identifiable with one of the Company’s business segments. Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company’s cash, refundable and deferred tax assets and various other assets shared by the Company’s segments.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Business Segments (Continued)

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at March 31, 2003 and December 31, 2002 are as follows:

	March 31,	December 31,
	2003	2002

Total assets for reportable segments	$113,817,000	110,956,000
Elimination of intersegment payables	135,000	29,000
Unallocated deferred tax assets	3,100,000	3,100,000
Other unallocated corporate assets	9,911,000	8,327,000

Consolidated total assets	$126,963,000	122,412,000

(9)	Contingencies

In February 2002, the Company agreed to guarantee up to $1,000,000 of a bank loan of an officer of the Company, which matures June 1, 2004. The guarantee is through the maturity date of the officer’s loan and the Company would have to pay under the guarantee should the officer default on the loan. As of March 31, 2003, approximately $1,650,000 was outstanding under the officer’s loan from the bank, of which $1,000,000 was guaranteed by the Company. The fair value of the guarantee was immaterial at March 31, 2003.

In November 2002, the Company guaranteed on behalf of a third-party manufacturing factory up to $450,000 of its payables with a key supplier related to purchases through September 30, 2003. In prior years, the Company had provided a letter of credit, which was used by the factory to obtain credit at its suppliers for the production of Ugg inventory. The Company entered into this guarantee arrangement to avoid providing a letter of credit, and thereby, using a portion of the Company’s credit availability under its revolving credit facility. The Company received a corresponding personal guarantee of the related debt from the owner of the factory. The fair value of the guarantee was immaterial at March 31, 2003.

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

In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs has issued an opinion to the Company that certain popular Teva styles are covered by this anti-dumping duty legislation, which the Company has appealed. As a precautionary measure, the Company obtained and has been using alternative sourcing for the potentially impacted products from sources outside of China in an effort to avoid potential risk on future imports. In 2001, the European Commission added additional explanatory language that more clearly identified the types of footwear subject to anti-dumping duties. The Company believes that based on the new language, it is likely that the Company’s products will be covered by the anti-dumping duty legislation. In March 2003, an appeals court ruled that the duties were not levied by the appropriate governing body and ordered The Ministry of Economic Affairs (the “Ministry”) to determine the portion of the duties that was improperly levied and to nullify that portion by April 9, 2003. The Ministry did not meet that deadline and at the date of this 10-Q filing, the Company has not been notified of any amounts that will no longer be sought. Therefore, the Company continues to carry a reserve of $500,000, which is the Company’s estimate of its exposure for anti-dumping levies. In 2002, the European Commission also repealed the anti-dumping duties on future footwear imports beginning November 1, 2002. While this recent repeal of the legislation allows for future imports from China without anti-dumping duties, it does not eliminate the potential liability for past imports.

The Company is currently involved in various other legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)	Acquisition of Teva

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

The results of the operations of Teva Sport Sandals, Inc. are included in the condensed consolidated statement of operations from the acquisition date.

The following table summarizes the fair value of the assets and liabilities assumed at the date of acquisition:

Net current assets	$357,000
Property and equipment	88,000
Trademarks	51,000,000
Intangible assets	1,580,000
Goodwill	11,174,000

$64,199,000

Intangibles of $51,000,000 were assigned to registered trademarks that are not subject to amortization. The remaining $1,580,000 of acquired intangible assets consists primarily of patents and have a weighted-average useful life of approximately seven years. The $11,174,000 of goodwill is expected to be fully deductible for income tax purposes, but is not amortizable for financial accounting purposes. The entire goodwill balance was recorded to the Teva segment. Such allocations were based upon an independent appraisal of the assets acquired in accordance with SFAS No. 141, Business Combinations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)	Acquisition of Teva (Continued)

The following table summarizes supplemental statement of income (loss) information on a pro forma basis as if the acquisition had occurred on January 1, 2002.

	Three months ended
	March 31,

	2003	2002

Reported net sales	$36,102,000	33,259,000
Add: Catalog/Internet sales	—	687,000
Less: Sales to Catalog/Internet Business	—	(409,000)

	$36,102,000	33,537,000

Reported net income before cumulative effect of a change in accounting principle	$4,203,000	2,162,000
Add: Net income of Catalog/Internet Business	—	32,000
Add back: Royalty, license costs and related expenses, net of tax	—	1,437,000
Less: Additional interest expense, net of tax	—	(730,000)

Adjusted net income before cumulative effect of a change in accounting principle	4,203,000	2,901,000
Cumulative effect of a change in accounting principle, net of $843,000 income tax benefit	—	(8,973,000)

Adjusted net income (loss)	$4,203,000	(6,072,000)

Basic income (loss) per share:
Adjusted net income before cumulative effect of a change in accounting principle	$0.44	0.31
Cumulative effect of a change in accounting principle	—	(0.95)

Adjusted net income (loss) per share	0.44	(0.64)

Diluted income (loss) per share:
Adjusted net income before cumulative effect of a change in accounting principle	$0.37	0.25
Cumulative effect of a change in accounting principle	—	(0.78)

Adjusted net income (loss) per share	0.37	(0.53)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2002. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity, the potential impact of certain litigation and the impact of seasonality on the Company’s operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying “Outlook” section of this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The Company operates its business in four distinct operating segments: Teva, Simple and Ugg wholesale divisions and its newly acquired catalog and internet retailing business.

Total net sales increased by $2,843,000, or 8.5%, to $36,102,000 from the comparable three months ended March 31, 2002 of $33,259,000. Aggregate wholesale sales of Teva increased to $31,089,000 for the three months ended March 31, 2003 from $29,259,000 for the three months ended March 31, 2002, a 6.3% increase. Teva wholesale sales represented 86.1% and 88.0% of net sales in the three months ended March 31, 2003 and 2002, respectively. The increase in Teva wholesale sales was primarily due to an improvement in retail sell-through, strength in sales of the Company’s sport sandals and increased sales of its closed toe footwear offering. Net wholesale sales of footwear under the Simple product line decreased 24.7% to $2,712,000 from $3,601,000 for the three months ended March 31, 2002, which decline was due to a shortfall in both the domestic and international sales, caused by a variety of factors including the current retail environment, competition in the casual footwear market and weakness in the brand’s spring men’s business. Net wholesale sales of Ugg increased 200.4% to $1,197,000 for the three months ended March 31, 2002 from $399,000 for the three months ended March 31, 2002. While the first quarter is generally a seasonally low volume quarter for Ugg sales, demand continued beyond the historically strong holiday selling season this year, fueled in part by heightened consumer awareness of the brand, increased celebrity exposure, continued brand strength and increased product availability. As part of the Company’s acquisition of Teva in November 2002, the Company acquired the catalog and internet retailing footwear business, which sells the Company’s Teva, Simple and Ugg brands directly to consumers. For the first quarter of 2003, net sales of the catalog and internet retailing business aggregated $1,104,000, including retail sales of Teva of $611,000, Simple of $110,000, and Ugg of $383,000. Overall, international sales for all of the Company’s products decreased 15.3% to $10,619,000 from $12,543,000, representing 29.4% of net sales in 2003 and 37.7% in 2002, reflecting a decrease in the number of pairs shipped internationally during the quarter, partially offset by approximately $575,000 of increased sales resulting from the foreign currency impact of the stronger Euro. The volume of footwear sold worldwide increased 15.4% to 1,800,000 pairs during the three months ended March 31, 2003 from 1,560,000 pairs during the three months ended March 31, 2002, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the three months ended March 31, 2003 decreased 7.9% to $19.44 from $21.11 for the three months ended March 31, 2002. The decrease was primarily due to a $923,000 increase in the volume of discounted sales during the three months ended March 31, 2003, the introduction of several new styles at lower price points to facilitate market penetration and increased sales of slides and thongs, which generally have lower average selling prices than the Company’s other products. These factors were partially offset by an increase in the proportion of Ugg

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

sales to total sales, as the average selling price of the Ugg products is generally more than twice that of the Company’s Teva and Simple products.

Cost of sales increased by $1,717,000, or 9.5%, to $19,862,000 for the three months ended March 31, 2003, compared with $18,145,000 for the three months ended March 31, 2002. Gross profit increased by $1,126,000, or 7.5%, to $16,240,000 for the three months ended March 31, 2003 from $15,114,000 for the three months ended March 31, 2002 while gross margin decreased slightly to 45.0% from 45.4%. This was largely due to the non-recurrence of a $300,000 supplier rebate received in 2002. In addition, the volume of discounted sales increased by $923,000, primarily for Teva and Simple, which was partially offset by a $200,000 reduction in inventory write-downs, above average margins at the newly acquired internet and catalog retail sales operation and the favorable impact of the strong Euro.

The Company carries its inventories at the lower of cost or market, using a reserve for write-downs for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. During the three months ended March 31, 2003, the Company had a net decrease in the reserve for write-downs for inventory obsolescence of approximately $265,000, primarily due to the sale of domestic inventory for Teva and Simple product for which a write-down had previously been recorded. During the three months ended March 31, 2002, the Company had a net increase in the reserve for inventory obsolescence of approximately $141,000, in order to write-down inventory to net realizable value on certain discontinued and slow-moving styles of Teva and Ugg.

Selling, general and administrative expenses decreased by $3,247,000, or 28.5%, to $8,153,000 for the three months ended March 31, 2003, compared with $11,400,000 for the three months ended March 31, 2002, and decreased as a percentage of net sales to 22.6% in 2003 from 34.3% in 2002. The decrease was primarily due to the elimination of $2,330,000 of Teva royalty expense and related license costs. The Company also had a $1,078,000 reduction in the first quarter marketing costs as the timing of marketing programs will occur later in the year in 2003 than in 2002, and the Company experienced a $322,000 reduction in bad debt expense. These decreases were partially offset by increased operating expenses with the addition of the catalog and internet retailing business and slightly higher sales commission expense on the increased sales levels.

Income from operations for the Teva brand was $11,005,000 for the three months ended March 31, 2003 compared to $6,741,000 for three months ended March 31, 2002. The increase was largely due to the $1,830,000 increase in sales, the elimination of $2,330,000 of Teva royalty expense and related license costs, a decrease in marketing costs of $686,000 and reduced bad debt expense of $113,000. The Simple brand experienced income from operations of $135,000 for the three months ended March 31, 2003 compared to $434,000 for the three months ended March 31, 2002. The decrease was primarily due to a decrease in net sales and an increased impact of discounted sales, partially offset by a decrease of $302,000 in marketing costs. The Ugg brand experienced a loss from operations of $157,000 for the three months ended March 31, 2003 compared to a loss from operations of $246,000 for the three months ended March 31, 2002 largely due to the increase in sales, a decrease in marketing costs of $90,000 and a decrease in bad debt expense of $35,000, partially offset by the non-recurrence of a $300,000 supplier rebate received in 2002 and an increase in sales commissions expense of $137,000 due to the higher sales levels. Income from operations of the Catalog/Internet retailing business acquired as part of the Teva acquisition was $113,000 in 2003, representing the operating earnings attributed to this newly acquired operating segment.

Net interest expense was $1,097,000 for the three months ended March 31, 2003 compared with net interest income of $17,000 for the three months ended March 31, 2002, primarily due to the Company’s significantly increased borrowings in order to finance the purchase of Teva in 2002.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

For the three months ended March 31, 2003, income tax expense was $2,802,000, representing an effective income tax rate of 40.0%. For the three months ended March 31, 2002, income tax expense was $1,552,000, representing an effective income tax rate of 41.8%. The slight decrease in the effective tax rate occurred as certain non-deductible Teva license amortization costs were eliminated in connection with the Teva acquisition. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

On January 1, 2002, the Company implemented SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings but instead be reviewed periodically for impairment. The implementation of SFAS 142 resulted in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during the three months ended March 31, 2002. This non-cash impairment charge included a write down of approximately $1.2 million, on an after tax basis, for Simple goodwill and approximately $7.8 million for Ugg goodwill. The impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2002.

The Company experienced net income of $4,203,000, or $0.37 per diluted share, for the three months ended March 31, 2003. For the three months ended March 31, 2002, the Company experienced net income before cumulative effect of accounting change of $2,162,000, or $0.22 per diluted share and a net loss after the cumulative effect of accounting change of $6,811,000, or $0.70 per diluted share.

Outlook

This “Outlook” section, the discussion in the last paragraph under “Liquidity and Capital Resources”, the discussion under “Seasonality” and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity, the potential impact of certain litigation, and the impact of seasonality on the Company’s operations. These forward-looking statements are based on the Company’s expectations as of today, May 1, 2003. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All of the forward-looking statements are based on management’s current expectations and are inherently uncertain. Actual results may differ materially for a variety of reasons, including the reasons discussed below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Currently, the Company anticipates sales for fiscal year 2003 to range from $103 million to $107 million and expects diluted earnings per share to range from $0.50 to $0.53. The Company currently expects second quarter of 2003 sales to range from $23 million to $24 million and diluted earnings per share to range from $0.10 to $0.11 per share. The Company expects 2003 Teva sales to be $68 million to $70 million, Simple sales to be $11 million to $12 million and Ugg sales to be $24 million to $25 million.

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

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

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

Liquidity and Capital Resources

The Company’s liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At March 31, 2003, working capital was $24,220,000 including $4,769,000 of cash and cash equivalents. Cash provided by operating activities aggregated $3,809,000 for the three months ended March 31, 2003. Trade accounts receivable increased 21.6% since December 31, 2002 and inventories decreased 2.1% since December 31, 2002, largely due to normal seasonality. During the three months ended March 31, 2003, the Company used cash flows from operations of approximately $3.8 million to repay approximately $3.0 million of long-term debt and increase its cash balance by approximately $800,000.

The Company has a revolving credit facility (the “Facility”) that expires June 1, 2005 and provides for a maximum availability of $20,000,000, including $18,000,000 of borrowing availability which is subject to a borrowing base, plus an additional $2,000,000 of availability beyond the borrowing base during the period from November 1, 2002 through April 30, 2003 and from December 1, 2003 to April 30, 2004. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (4.25% at March 31, 2003) or at the Company’s option, at LIBOR plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets of the Company. The Facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. At March 31, 2003, the Company had outstanding borrowings under the Facility of $1,814,000, a foreign currency reserve of approximately $112,000 for outstanding forward contracts and had no outstanding letters of credit. The Company had credit availability under the Facility of $18,074,000 at March 31, 2003.

Capital expenditures totaled $92,000 for the three months ended March 31, 2003. The Company’s capital expenditures related primarily to expansion and new racking at the distribution center, replacement of

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

certain computer equipment and costs related to the Company’s new Teva promotional vehicles. The Company currently has no material future commitments for capital expenditures and currently expects capital expenditures for 2003 will likely range from $700,000 to $1,000,000. The actual amount of capital expenditures may differ from this estimate, largely depending on any unforeseen needs to replace existing assets.

In February 2002, the Company agreed to guarantee up to $1,000,000 of a bank loan of an officer of the Company, which matures June 1, 2004. The guarantee is through the maturity date of the officer’s loan and the Company would have to pay under the guarantee should the officer default on the loan. As of March 31, 2003, approximately $1,650,000 was outstanding under the officer’s loan from the bank, of which $1,000,000 was guaranteed by the Company. The fair value of the guarantee was immaterial at March 31, 2003.

In November 2002, the Company guaranteed on behalf of a third-party manufacturing factory up to $450,000 of its payables with a key supplier related to purchases through September 30, 2003. In prior years, the Company had provided a letter of credit, which was used by the factory to obtain credit at its suppliers for the production of Ugg inventory. The Company entered into this guarantee arrangement to avoid providing a letter of credit, and thereby, using a portion of the Company’s credit availability under its revolving credit facility. The Company received a corresponding personal guarantee of the related debt from the owner of the factory. The fair value of the guarantee was immaterial at March 31, 2003.

The Company’s Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions, the Company’s cash availability and the terms of the Company’s new revolving credit facility, which facility prohibits the use of related borrowings to repurchase stock. Under this program, the Company repurchased approximately 973,000 shares for aggregate cash consideration of approximately $7,499,000 prior to 1999. No shares have been repurchased since that time. At March 31, 2003, approximately 1,227,000 shares remain available for repurchase under the program.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

A substantial portion of the Company’s European sales for the year ending December 31, 2003 is denominated in Euros. The majority of these sales occur in the first quarter of the year, with lesser amounts in the remainder of the year. To reduce its risk to foreign currency fluctuations between the U.S. dollar and the Euro, the Company enters into forward contracts from time to time. As of March 31, 2003, the Company had outstanding forward contracts for approximately 1.1 million Euros that expire through April 30, 2003. Because the amounts and the maturities of the derivatives approximate those of the forecasted transactions, changes in the fair value of the derivatives are expected to be highly effective in offsetting the changes in the cash flows of the hedged items.

Market Risk

The Company’s market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States and changes in the Eurodollar rate. The Company’s revolving line of credit and senior term debt provide for interest on outstanding borrowings at rates tied to prime rate, or at the Company’s election tied to the Eurodollar rate. At March 31, 2003, the Company had outstanding borrowings aggregating $8,814,000 under these two credit facilities. A 1% increase in interest rates on current borrowings would have a $88,000 impact on income (loss) before income taxes.

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

Item 2.   Changes in Securities.    Not applicable

Item 3.   Defaults upon Senior Securities.    Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders.    Not applicable

Item 5.   Other Information.    Not applicable

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits.

99.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

A report on Form 8-K dated April 24, 2003 was furnished by the Company reporting on Item 9 the announcement of the Company’s first quarter 2003 financial results.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: May 1, 2003	/s/ M. Scott Ash M. Scott Ash, Chief Financial Officer

(Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas B. Otto certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deckers Outdoor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	/s/ Douglas B. Otto Douglas B. Otto Chief Executive Officer Deckers Outdoor Corporation

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, M. Scott Ash certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deckers Outdoor Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	resented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	/s/ M. Scott Ash M. Scott Ash Chief Financial Officer Deckers Outdoor Corporation