Form 10-Q
period 2003-06-30
DECKERS OUTDOOR CORP
filed 2003-08-08
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-22446

DECKERS OUTDOOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3015862

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification)

495-A South Fairview Avenue, Goleta, California	93117

(Address of principal executive offices)	(zip code)

(Registrant’s telephone number, including area code)	(805) 967-7611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer.

Yes ☐	No ☒

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 5, 2003

Common stock, $.01 par value	9,647,519

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$2,212,000	3,941,000
Trade accounts receivable, less allowance for doubtful accounts and sales discounts of $2,515,000 and $2,635,000 as of June 30, 2003 and December 31, 2002, respectively	15,822,000	20,851,000
Inventories	22,957,000	17,067,000
Prepaid expenses and other current assets	685,000	783,000
Deferred tax assets	1,919,000	1,919,000

Total current assets	43,595,000	44,561,000
Property and equipment, at cost, net	3,397,000	3,864,000
Intangible assets	70,710,000	70,773,000
Deferred tax assets	1,428,000	1,428,000
Other assets, net	1,485,000	1,786,000

	$120,615,000	122,412,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt	$3,620,000	3,951,000
Trade accounts payable	8,351,000	12,916,000
Accrued expenses	3,433,000	4,509,000
Income taxes payable	3,782,000	732,000

Total current liabilities	19,186,000	22,108,000

Long-term debt, less current installments	28,774,000	35,077,000
Stockholders’ equity:
Series A preferred stock at liquidation preference, $.01 par value. Preferred stock, 5,000,000 shares (1,375,000 Series A); issued and outstanding 1,375,000 shares at June 30, 2003 and December 31, 2002	5,500,000	5,500,000
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 10,618,471 shares and outstanding 9,645,519 shares at June 30, 2003; issued 10,434,075 shares and outstanding 9,461,123 shares at December 31, 2002	96,000	95,000
Additional paid-in capital	26,761,000	26,210,000
Retained earnings	40,107,000	33,898,000
Accumulated other comprehensive income (loss)	191,000	(476,000)

Total stockholders’ equity	72,655,000	65,227,000

	$120,615,000	122,412,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-month period ended
	June 30,

	2003	2002

Net sales	$24,342,000	22,369,000
Cost of sales	12,510,000	12,298,000

Gross profit	11,832,000	10,071,000
Selling, general and administrative expenses	7,154,000	8,967,000

Income from operations	4,678,000	1,104,000
Other expense (income):
Interest, net	1,334,000	(10,000)
Other	1,000	11,000

Income before income taxes	3,343,000	1,103,000
Income taxes	1,337,000	461,000

Net income	$2,006,000	642,000

Net income per share:
Basic	$0.21	0.07
Diluted	0.17	0.07

Weighted-average shares:
Basic	9,536,000	9,307,000
Diluted	11,611,000	9,732,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Six-month period ended
	June 30,

	2003	2002

Net sales	$60,444,000	55,628,000
Cost of sales	32,372,000	30,443,000

Gross profit	28,072,000	25,185,000
Selling, general and administrative expenses	15,307,000	20,367,000

Income from operations	12,765,000	4,818,000
Other expense (income):
Interest, net	2,431,000	(27,000)
Other	(14,000)	28,000

Income before income taxes and cumulative effect of accounting change	10,348,000	4,817,000
Income taxes	4,139,000	2,013,000

Income before cumulative effect of accounting change	6,209,000	2,804,000
Cumulative effect of accounting change, net of $843,000 income tax benefit	—	(8,973,000)

Net income (loss)	$6,209,000	(6,169,000)

Basic income per common share before cumulative effect of accounting change	$0.65	0.30
Cumulative effect of accounting change per common share	—	(0.96)

Basic net income (loss) per common share	$0.65	(0.66)

Average basic common shares	9,545,000	9,326,000

Diluted income per common share before cumulative effect of accounting change	$0.54	0.29
Cumulative effect of accounting change per common share	—	(0.93)

Diluted net income (loss) per common share	$0.54	(0.64)

Average diluted common shares	11,487,000	9,665,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-month period ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$6,209,000	(6,169,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	8,973,000
Depreciation and amortization	853,000	1,443,000
Provision for doubtful accounts	609,000	1,466,000
Write-down of inventories	558,000	523,000
Loss on disposal of assets	3,000	10,000
Non-cash stock compensation	20,000	129,000
Loss on foreign currency hedging	—	28,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	4,420,000	1,515,000
Inventories	(6,448,000)	1,127,000
Prepaid expenses and other current assets	98,000	432,000
Refundable income taxes	—	1,843,000
Other assets	301,000	227,000
Increase (decrease) in:
Trade accounts payable	(4,565,000)	(5,765,000)
Accrued expenses	(347,000)	(520,000)
Income taxes payable	3,050,000	854,000

Net cash provided by operating activities	4,761,000	6,116,000

Cash flows from investing activities:
Teva acquisition costs	(75,000)	—
Purchase of property and equipment	(253,000)	(855,000)
Proceeds from sale of property and equipment	2,000	—

Net cash used in investing activities	(326,000)	(855,000)

(Continued)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)

	Six-month period ended
	June 30,

	2003	2002

Cash flows from financing activities:
Repayments of long-term debt	(6,696,000)	(215,000)
Cash received from issuances of common stock	532,000	261,000

Net cash provided by (used in) financing activities	(6,164,000)	46,000

Net increase (decrease) in cash and cash equivalents	(1,729,000)	5,307,000
Cash and cash equivalents at beginning of period	3,941,000	16,689,000

Cash and cash equivalents at end of period	$2,212,000	21,996,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,484,000	32,000
Income taxes	1,607,000	832,000

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

The following tables illustrate the effects on net income (loss) if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	Three-month period ended
	June 30,

	2003	2002

Net income, as reported	$2,006,000	642,000
Add stock-based employee compensation expense included in reported net income, net of tax	7,000	6,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(71,000)	(42,000)

Pro forma net income	$1,942,000	606,000

Pro forma net income per share:
Basic	$0.20	0.07
Diluted	0.17	0.06

	Six-month period ended
	June 30,

	2003	2002

Net income (loss), as reported	$6,209,000	(6,169,000)
Add stock-based employee compensation expense included in reported net income, net of tax	12,000	75,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(147,000)	(176,000)

Pro forma net income (loss)	$6,074,000	(6,270,000)

Pro forma net income (loss) per share:
Basic	$0.64	(0.67)
Diluted	0.54	(0.66)

(d)	Reclassifications

Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity. Accumulated other comprehensive loss at December 31, 2002 of $476,000 included unrealized losses on foreign currency hedging derivatives of $606,000, partially offset by $130,000 of cumulative foreign currency translation adjustment. At June 30, 2003, accumulated other comprehensive income of $191,000 consisted entirely of cumulative foreign currency translation adjustment. The Company does not have any other transactions or other economic events that qualify as comprehensive income (loss) as defined under SFAS No. 130.

Comprehensive income (loss) is determined as follows:

	Three-month period ended
	June 30,

	2003	2002

Net income	$2,006,000	642,000
Unrealized loss on foreign currency hedging	—	(247,000)
Cumulative foreign currency translation adjustment	35,000	91,000

Total comprehensive income	$2,041,000	486,000

	Six-month period ended
	June 30,

	2003	2002

Net income (loss)	$6,209,000	(6,169,000)
Realized loss (gain) on foreign currency hedging included in net income (loss)	606,000	(123,000)
Unrealized loss on foreign currency hedging	—	(247,000)
Cumulative foreign currency translation adjustment	61,000	91,000

Total comprehensive income (loss)	$6,876,000	(6,448,000)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Income (Loss) per Share

Basic income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share represents net income (loss) divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of potential issuances of common stock. The difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation for the three and six-month periods ended June 30, 2002 resulted from the dilutive impact of options to purchase common stock, and for the three and six-month periods ended June 30, 2003 resulted from the dilutive impact of options to purchase common stock, as well as the dilutive impact of convertible preferred stock. Under FAS 128, when an entity reports the cumulative effect of an accounting change, it shall use net income (loss) before cumulative effect of accounting change in its determination of the potential dilutive impact of securities. Accordingly, the Company utilized the diluted weighted-average shares to calculate both the cumulative effect of accounting change per diluted share and the net loss per diluted share for 2002.

The reconciliations of basic to diluted weighted-average shares are as follows for the three and six-month periods ended June 30, 2003 and 2002:

	Three-month period ended
	June 30,

	2003	2002

Weighted-average shares used in basic computation	9,536,000	9,307,000
Dilutive impact of stock options	561,000	425,000
Dilutive impact of convertible preferred stock	1,514,000	—

Weighted-average shares used for diluted computation	11,611,000	9,732,000

	Six-month period ended
	June 30,

	2003	2002

Weighted-average shares used in basic computation	9,545,000	9,326,000
Dilutive impact of stock options	428,000	339,000
Dilutive impact of convertible preferred stock	1,514,000	—

Weighted-average shares used for diluted computation	11,487,000	9,665,000

Options to purchase 125,000 shares of common stock at prices ranging from $5.75 to $9.88 were outstanding during the three months ended June 30, 2003 and options to purchase 282,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the three months ended June 30, 2002, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the common stock during the period and, therefore, were anti-dilutive.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Income (Loss) per Share - Continued

Options to purchase 195,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the six months ended June 30, 2003 and options to purchase 286,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the six months ended June 30, 2002, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the common stock during the period and, therefore, were anti-dilutive.

(4)	Credit Facility

The Company has a revolving credit facility (the “Facility”), which expires June 1, 2005 and provides for a maximum availability of $20,000,000 from November 1 through April 30 and $18,000,000 from May 1 through October 31 of each year, subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (4.00% at June 30, 2003) or, at the Company’s option, at LIBOR plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets of the Company. The Facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. At June 30, 2003, the Company had outstanding borrowings under the Facility of $2,162,000, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. The Company had credit availability under the Facility of $11,483,000 at June 30, 2003.

(5)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended June 30, 2003, the Company recorded an income tax expense of $1,337,000, representing an effective income tax rate of 40.0%. For the three months ended June 30, 2002, the Company recorded an income tax expense of $461,000, representing an effective income tax rate of 41.8%. For the six months ended June 30, 2003, the Company recorded an income tax expense of $4,139,000, representing an effective income tax rate of 40.0%. For the six months ended June 30, 2002, the Company recorded an income tax expense of $2,013,000, representing an effective income tax rate of 41.8%.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	New Accounting Pronouncements - Continued

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures of the effect of the fair value method in both annual and interim financial statements. The Company adopted this Statement on January 1, 2003 and included the disclosure modifications in these condensed consolidated financial statements. The adoption of this Statement did not have a material effect on the Company’s financial statements.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that companies classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s financial statements.

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

As of June 30, 2003, the Company had no remaining outstanding forward contracts.

(8)	Business Segments

Management of the Company has determined its reportable segments are strategic business units. The four reportable business segments are the Teva, Simple and Ugg wholesale divisions and the Company’s newly acquired catalog and internet retailing business. The Company evaluates performance based on net sales and income or loss from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing, and sales strategies. The income from operations for each of the segments includes only those costs which are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization, and the costs of employees directly related to the brands. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation and facilities costs. Beginning January 1, 2003, the Company revised the reporting classification for the costs of its international sales agencies, which costs are now included within the income (loss) from operations of the Teva, Simple and Ugg segments. Previously, these agency costs were included in the unallocated corporate overhead costs. All amounts for the three and six months ended June 30, 2002 have been restated to conform to the 2003 presentation.

Net sales and operating income (loss) by business segment for the three and six months ended June 30, 2003 and 2002 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net sales to external customers:
Teva wholesale	$21,129,000	19,478,000	52,218,000	48,737,000
Simple wholesale	1,340,000	2,574,000	4,052,000	6,175,000
Ugg wholesale	344,000	317,000	1,541,000	716,000
Catalog/internet retail	1,529,000	—	2,633,000	—

	$24,342,000	22,369,000	60,444,000	55,628,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Business Segments (Continued)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Income (loss) from operations:
Teva wholesale	$7,025,000	4,772,000	18,030,000	11,513,000
Simple wholesale	(316,000)	199,000	(181,000)	633,000
Ugg wholesale	124,000	(559,000)	(33,000)	(805,000)
Catalog/internet retail	372,000	—	485,000	—
Other (primarily unallocated overhead)	(2,527,000)	(3,308,000)	(5,536,000)	(6,523,000)

	$4,678,000	1,104,000	12,765,000	4,818,000

Business segment asset information as of June 30, 2003 and December 31, 2002 is summarized as follows:

	June 30,	December 31,
	2003	2002

Total assets for reportable segments:
Teva wholesale	$85,869,000	83,168,000
Simple wholesale	4,916,000	5,708,000
Ugg wholesale	18,748,000	20,904,000
Catalog/Internet retail	944,000	1,176,000

	$110,477,000	110,956,000

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

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at June 30, 2003 and December 31, 2002 are as follows:

	June 30,	December 31,
	2003	2002

Total assets for reportable segments	$110,477,000	110,956,000
Elimination of intersegment payables	209,000	29,000
Unallocated deferred tax assets	3,100,000	3,100,000
Other unallocated corporate assets	6,829,000	8,327,000

Consolidated total assets	$120,615,000	122,412,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Contingencies

In February 2002, the Company agreed to guarantee up to $1,000,000 of a bank loan of an officer of the Company, which matures June 1, 2004. The guarantee is through the maturity date of the officer’s loan and the Company would have to pay under the guarantee should the officer default on the loan. As of June 30, 2003, approximately $1,800,000 was outstanding under the officer’s loan from the bank, of which $1,000,000 was guaranteed by the Company. The fair value of the guarantee was immaterial at June 30, 2003.

In November 2002, the Company guaranteed on behalf of a third-party manufacturing factory up to $450,000 of its payables with a key supplier related to purchases through September 30, 2003. In prior years, the Company had provided a letter of credit, which was used by the factory to obtain credit at its suppliers for the production of Ugg inventory. The Company entered into this guarantee arrangement to avoid providing a letter of credit, and thereby, avoid using a portion of the Company’s credit availability under its revolving credit facility. The Company received a corresponding personal guarantee of the related debt from the owner of the factory. The fair value of the guarantee was immaterial at June 30, 2003.

The Company was a party to litigation in the Netherlands with a former European distributor (the “Distributor”), alleging breach of contract related to the Company’s termination of the previous distributor arrangement. During the quarter ended June 30, 2003, the Company settled this matter out of court, paying the distributor $200,000 as full and final settlement. The settlement amount approximated the previously recorded accrual for this matter and, as a result, did not have a significant impact on the results of operations for the period.

In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs had issued an opinion to the Company that certain popular Teva styles were covered by this anti-dumping duty legislation. Based on this opinion, Dutch Customs sought anti-dumping duties of approximately $500,000 from the Company, which the Company had appealed. In March 2003, an appeals court ruled that the duties were not levied by the appropriate governing body and ordered The Ministry of Economic Affairs (the “Ministry”) to determine the portion of the duties that was improperly levied and to nullify that portion. In May 2003, the Ministry completed its analysis and nullified the entire claim. As a result of this favorable final ruling, the Company reversed the previously established $500,000 accrual during the three months ended June 30, 2003, which is reflected as a reduction of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2003.

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

The aggregate purchase price was approximately $62,300,000. The Company paid cash in the amount of $43,300,000, including transaction costs of $300,000, and issued junior subordinated notes of $13,000,000, preferred stock with a fair value of $5,500,000, 100,000 shares of common stock valued at approximately $300,000 and options to purchase 100,000 shares of common stock valued at approximately $200,000. The preferred stock was valued based on its redemption value, and the stock options were valued based on the Black-Scholes valuation model.

The results of the operations of Teva Sport Sandals, Inc. are included in the condensed consolidated statement of operations from the acquisition date.

The following table summarizes the fair value of the assets and liabilities assumed at the date of acquisition:

Net current assets	$357,000
Property and equipment	88,000
Trademarks	51,000,000
Intangible assets	1,580,000
Goodwill	11,174,000

	$64,199,000	(1)

(1) Includes $1,899,000 of amounts previously capitalized, primarily for payments to Mark Thatcher for contract extensions of the option to purchase the Teva patents and trademarks

Intangibles of $51,000,000 were assigned to registered trademarks that are not subject to amortization. The remaining $1,580,000 of acquired intangible assets consists primarily of patents and have a weighted-average useful life of approximately seven years. The $11,174,000 of goodwill is expected to be fully deductible for income tax purposes, but is not amortizable for financial accounting purposes. The entire goodwill balance was recorded to the Teva segment. Such allocations were based upon an independent appraisal of the assets acquired in accordance with SFAS No. 141, Business Combinations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)	Acquisition of Teva (Continued)

The following tables summarize supplemental statement of income (loss) information on a pro forma basis as if the acquisition had occurred on January 1, 2002.

	Three months ended
	June 30,

	2003	2002

Reported net sales	$24,342,000	22,369,000
Add: Catalog/Internet sales	—	1,194,000
Less: Sales to Catalog/Internet retail business	—	(742,000)

Pro forma net sales	$24,342,000	22,821,000

Reported net income	$2,006,000	642,000
Add: Net income of Catalog/Internet retail business	—	257,000
Add back: Royalty, license costs and related expenses, net of tax	—	937,000
Less: Additional interest expense, net of tax	—	(732,000)

Pro forma net income	$2,006,000	1,104,000

Pro forma basic income (loss) per share:	$0.21	0.12
Pro forma diluted income (loss) per share:	$0.17	0.10

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)	Acquisition of Teva (Continued)

	Six months ended
	June 30,

	2003	2002

Reported net sales	$60,444,000	55,628,000
Add: Catalog/Internet sales	—	1,881,000
Less: Sales to Catalog/Internet retail business	—	(1,151,000)

Pro forma net sales	$60,444,000	56,358,000

Reported net income before cumulative effect of a change in accounting principle	$6,209,000	2,804,000
Add: Net income of Catalog/Internet retail business	—	289,000
Add back: Royalty, license costs and related expenses, net of tax	—	2,374,000
Less: Additional interest expense, net of tax	—	(1,462,000)

Pro forma net income before cumulative effect of a change in accounting principle	6,209,000	4,005,000
Cumulative effect of a change in accounting principle, net of $843,000 income tax benefit	—	(8,973,000)

Pro forma net income (loss)	$6,209,000	(4,968,000)

Pro forma basic income (loss) per share:
Pro forma net income before cumulative effect of a change in accounting principle	$0.65	0.42
Cumulative effect of a change in accounting principle	—	(0.95)

Pro forma net income (loss) per share	0.65	(0.53)

Pro forma diluted income (loss) per share:
Pro forma net income before cumulative effect of a change in accounting principle	$0.54	0.35
Cumulative effect of a change in accounting principle	—	(0.79)

Pro forma net income (loss) per share	0.54	(0.44)

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The Company operates its business in four distinct operating segments: Teva, Simple and Ugg wholesale divisions and its newly acquired catalog and internet retailing business.

Total net sales increased by $1,973,000, or 8.8%, to $24,342,000 from $22,369,000 for the comparable three months ended June 30, 2002. Aggregate wholesale sales of Teva increased 8.5% to $21,129,000 for the three months ended June 30, 2003 from $19,478,000 for the three months ended June 30, 2002. Teva wholesale sales represented 86.8% and 87.1% of net sales in the three months ended June 30, 2003 and 2002, respectively. The increase in Teva wholesale sales was primarily due to an improvement in retail sell-through, continued strength in sales of the Company’s sport sandals, increased sales of thongs, slides and certain styles of the newly introduced closed toe product offering and increased sales in the international markets, partially due to the favorable impact of the strong Euro. Net wholesale sales of footwear under the Simple product line decreased 47.9% to $1,340,000 from $2,574,000 for the three months ended June 30, 2002 caused by a variety of factors including the current retail environment, competition in the casual footwear market and weakness in the brand’s spring men’s business. Net wholesale sales of Ugg increased 8.5% to $344,000 for the three months ended June 30, 2002 from $317,000 for the three months ended June 30, 2002. Due to the highly seasonal nature of Ugg’s business, the second quarter is generally a low-volume quarter for Ugg’s sales. As part of the Company’s acquisition of Teva in November 2002, the Company acquired the catalog and internet retailing footwear business, which sells the Company’s Teva, Simple and Ugg brands directly to consumers. For the second quarter of 2003, net sales of the catalog and internet retailing business aggregated $1,529,000, including retail sales of Teva of $1,310,000, Simple of $124,000, and Ugg of $95,000. Overall, international sales for all of the Company’s products increased 125.4% to $3,021,000 from $1,340,000, representing 12.4% of net sales in 2003 and 6.0% in 2002, reflecting an increase in the number of pairs shipped internationally during the quarter as well as increased sales resulting from the foreign currency impact of the stronger Euro. The volume of footwear sold worldwide increased 4.5% to 1,123,000 pairs during the three months ended June 30, 2003 from 1,075,000 pairs during the three months ended June 30, 2002, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the three months ended June 30, 2003 increased 0.7% to $20.59 from $20.44 for the three months ended June 30, 2002 due to several offsetting factors. The slight increase was attributed to increased European selling prices resulting from the strength of the Euro (approximately $400,000) and a decrease in the volume of closeout sales. These factors were partially offset by the increased proportion of international sales, which generally have lower selling prices than domestic sales, the introduction of several new styles at lower price points to facilitate market penetration

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

and increased sales of slides and thongs, which generally have lower average selling prices than the Company’s other products.

Cost of sales increased by $212,000, or 1.7%, to $12,510,000 for the three months ended June 30, 2003, compared with $12,298,000 for the three months ended June 30, 2002. Gross profit increased by $1,761,000, or 17.5%, to $11,832,000 for the three months ended June 30, 2003 from $10,071,000 for the three months ended June 30, 2002 while gross margin increased to 48.6% from 45.0%. This was largely due to above average margins at the newly acquired internet and catalog retail sales operation, the favorable impact of the strong Euro of approximately $400,000, and a reduced impact of closeout sales during the period. This was partially offset by an increase in inventory write-downs during the quarter.

The Company carries its inventories at the lower of cost or market, using a reserve for write-downs for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. During the three months ended June 30, 2003, the Company had a net increase in the reserve for write-downs for inventory obsolescence of approximately $214,000, reflecting increased Teva write-downs on certain styles of its remaining fall 2002 inventory and increased write-downs for Simple caused, in part, by the recent slowdown in sales of this brand. During the three months ended June 30, 2002, the Company had a net decrease in the reserve for inventory obsolescence of approximately $251,000, primarily due to the sale of domestic inventory of Teva and Simple product, for which a write-down had previously been recorded.

Selling, general and administrative expenses decreased by $1,813,000, or 20.2%, to $7,154,000 for the three months ended June 30, 2003, compared with $8,967,000 for the three months ended June 30, 2002, and decreased as a percentage of net sales to 29.4% in 2003 from 40.1% in 2002. The decrease was due to a variety of factors including the favorable impact of the recent Teva acquisition, which eliminated $1,287,000 of Teva royalties and $236,000 of Teva license cost amortization. In addition, selling, general and administrative expenses decreased as a result of the $500,000 favorable resolution of the anti-dumping duties matter and a $533,000 decrease in bad debt expense. These decreases were partially offset by a $132,000 increase in sales commissions on the increased sales levels, increased marketing expenditures of $136,000 and the addition of the operating costs of the newly acquired Internet and catalog retailing business of $312,000.

Income from operations for the Teva wholesale division was $7,025,000 for the three months ended June 30, 2003 compared to $4,772,000 for three months ended June 30, 2002. The increase was largely due to the $1,651,000 increase in sales, increased gross margin including the favorable impact of the strength of the Euro and the elimination of $1,523,000 of Teva royalty expense and related license cost amortization. The Simple wholesale division experienced a loss from operations of $316,000 for the three months ended June 30, 2003 compared to income from operations of $199,000 for the three months ended June 30, 2002. The decrease was primarily due to the $1,234,000 decrease in net sales and increases in marketing costs and inventory write-downs during the period. The Ugg wholesale division experienced income from operations of $124,000 for the three months ended June 30, 2003 compared to a loss from operations of $559,000 for the three months ended June 30, 2002 largely due to the decrease in bad debt expense of $477,000 and an increase in sales. Income from operations of the Catalog/Internet retailing business acquired as part of the Teva acquisition was $372,000 in 2003, representing the operating earnings attributed to this newly acquired operating segment.

Net interest expense was $1,334,000 for the three months ended June 30, 2003 compared with net interest income of $10,000 for the three months ended June 30, 2002, primarily due to the Company’s significantly increased borrowings in order to finance the purchase of Teva in 2002. In addition, in connection with the early repayment of $2,000,000 of subordinated debt during the quarter ended June 30, 2003, the Company

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

incurred a $100,000 prepayment fee and wrote-off a $100,000 pro rata share of the previously capitalized loan costs. These aggregate costs of $200,000 are included in interest expense for the period.

For the three months ended June 30, 2003, income tax expense was $1,337,000, representing an effective income tax rate of 40.0%. For the three months ended June 30, 2002, income tax expense was $461,000, representing an effective income tax rate of 41.8%. The slight decrease in the effective tax rate occurred as certain non-deductible Teva license amortization costs were eliminated in connection with the Teva acquisition. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

The Company experienced net income of $2,006,000, or $0.17 per diluted share, for the three months ended June 30, 2003 versus net income of $642,000, or $0.07 per diluted share for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total net sales increased by $4,816,000, or 8.7%, to $60,444,000 from the comparable six months ended June 30, 2002 of $55,628,000. Aggregate wholesale sales of Teva increased to $52,218,000 for the six months ended June 30, 2003 from $48,737,000 for the six months ended June 30, 2002, a 7.1% increase. Teva wholesale sales represented 86.4% and 87.6% of net sales in the six months ended June 30, 2003 and 2002, respectively. The increase in Teva wholesale sales was primarily due to an improvement in retail sell-through resulting from continued strength in sales of the Company’s sport sandals, the favorable impact of the strong Euro, increased sales of thongs and slides and increased sales of certain styles of its newly introduced closed toe footwear offering. Net wholesale sales of footwear under the Simple product line decreased 34.4% to $4,052,000 from $6,175,000 for the six months ended June 30, 2002, which decline was due to a shortfall in both the domestic and international sales, caused by a variety of factors including the current retail environment, competition in the casual footwear market and weakness in the brand’s spring men’s business. Net wholesale sales of Ugg increased 115.2% to $1,541,000 for the six months ended June 30, 2002 from $716,000 for the six months ended June 30, 2002. While the first half of the year is generally a seasonally low volume period for Ugg sales, demand continued beyond the historically strong holiday selling season this year, fueled in part by heightened consumer awareness of the brand, increased celebrity exposure, continued brand strength and increased product availability. As part of the Company’s acquisition of Teva in November 2002, the Company acquired the catalog and internet retailing footwear business, which sells the Company’s Teva, Simple and Ugg brands directly to consumers. For the first six months of 2003, net sales of the catalog and internet retailing business aggregated $2,633,000, including retail sales of Teva of $1,921,000, Simple of $234,000, and Ugg of $478,000. Overall, international sales for all of the Company’s products decreased slightly to $13,640,000 from $13,883,000, representing 22.6% of net sales in 2003 and 25.0% in 2002. The volume of footwear sold worldwide increased 10.9% to 2,923,000 pairs during the six months ended June 30, 2003 from 2,635,000 pairs during the six months ended June 30, 2002, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the six months ended June 30, 2003 decreased 3.3% to $20.15 from $20.84 for the six months ended June 30, 2002. The decrease was primarily due to an increase in the volume of discounted sales during the six months ended June 30, 2003, the introduction of several new styles at lower price points to facilitate market penetration and increased sales of slides and thongs, which generally have lower average selling prices than the Company’s other products. These factors were partially offset by an increase in the proportion of Ugg sales to total sales, as the average

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

selling price of the Ugg products is generally more than twice that of the Company’s Teva and Simple products.

Cost of sales increased by $1,929,000, or 6.3%, to $32,372,000 for the six months ended June 30, 2003, compared with $30,443,000 for the six months ended June 30, 2002. Gross profit increased by $2,887,000, or 11.5%, to $28,072,000 for the six months ended June 30, 2003 from $25,185,000 for the six months ended June 30, 2002 while gross margin increased to 46.4% from 45.3%. This increase was largely due to above average margins at the newly acquired internet and catalog retail sales operation and the favorable impact of the strong Euro. This was partially offset by an increase in the volume of discounted sales and the non-recurrence of a $300,000 supplier rebate received in 2002.

The Company carries its inventories at the lower of cost or market, using a reserve for write-downs for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. During the six months ended June 30, 2003, the Company had a net decrease in the reserve for write-downs for inventory obsolescence of approximately $51,000, primarily due to the sale of domestic inventory for Teva and Simple product for which a write-down had previously been recorded, partially offset by write-downs of certain remaining Teva fall 2002 styles and write-downs for Simple to address certain slow-moving styles. During the six months ended June 30, 2002, the Company had a net decrease in the reserve for inventory obsolescence of approximately $110,000, primarily due to the sale of domestic inventory of Teva and Simple product for which a write-down had previously been recorded, partially offset by inventory write-downs for all three brands in order to write-down discontinued and slow-moving styles to net realizable value.

Selling, general and administrative expenses decreased by $5,060,000, or 24.8%, to $15,307,000 for the six months ended June 30, 2003, compared with $20,367,000 for the six months ended June 30, 2002, and decreased as a percentage of net sales to 25.3% in 2003 from 36.6% in 2002. The decrease was primarily due to the elimination of $3,847,000 of Teva royalty expense and related license costs as a result of the recent Teva acquisition. The Company also had a $943,000 reduction in the marketing costs for the first half of the year, a portion of which occurred as the timing of marketing programs is expected to occur later in the year in 2003 than in 2002. In addition, for the first six months of 2003 the Company experienced an $857,000 reduction in bad debt expense compared to that of the year ago period and a $500,000 reduction in expenses related to the reversal of the accrual for anti-dumping duties based on the favorable final ruling received during the period. These decreases were partially offset by the addition of $708,000 of operating expenses related to newly acquired catalog and internet retailing business and a $402,000 increase in sales commission expense on the increased sales levels.

Income from operations for the Teva wholesale division was $18,030,000 for the six months ended June 30, 2003 compared to $11,513,000 for six months ended June 30, 2002. The increase was largely due to a $3,481,000 increase in sales, the elimination of $3,847,000 of Teva royalty expense and related license costs, a decrease in marketing costs of $636,000 and reduced bad debt expense of $127,000. The Simple wholesale division experienced a loss from operations of $181,000 for the six months ended June 30, 2003 compared to income from operations of $633,000 for the six months ended June 30, 2002. The decrease was primarily due to a $2,123,000 decrease in net sales and a lower gross margin, due in part to an increase in inventory write-downs of $176,000. This was partially offset by a $228,000 decrease in marketing costs. The Ugg wholesale division experienced a loss from operations of $33,000 for the six months ended June 30, 2003 compared to a loss from operations of $805,000 for the six months ended June 30, 2002 largely due to the $825,000 increase in sales, a decrease in bad debt expense of $513,000 and a decrease in marketing costs of $79,000, partially offset by the non-recurrence of a $300,000 supplier rebate received in 2002 and an increase in sales commissions expense of $99,000 due to the higher sales levels. Income from

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

operations of the Catalog/Internet retailing business acquired as part of the Teva acquisition was $485,000 in 2003, representing the operating earnings attributed to this newly acquired operating segment.

Net interest expense was $2,431,000 for the six months ended June 30, 2003 compared with net interest income of $27,000 for the six months ended June 30, 2002, primarily due to the Company’s significantly increased borrowings in order to finance the purchase of Teva in 2002. In addition, in connection with the early repayment of $2,000,000 of subordinated debt in June 2003, the Company incurred a $100,000 prepayment fee and wrote off a $100,000 pro rata share of the previously capitalized loan costs. These aggregate costs of $200,000 are included in interest expense for the six months ended June 30, 2003.

For the six months ended June 30, 2003, income tax expense was $4,139,000, representing an effective income tax rate of 40.0%. For the six months ended June 30, 2002, income tax expense was $2,013,000, representing an effective income tax rate of 41.8%. The slight decrease in the effective tax rate occurred as certain non-deductible Teva license amortization costs were eliminated in connection with the Teva acquisition. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

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

The Company experienced net income of $6,209,000, or $0.54 per diluted share, for the six months ended June 30, 2003. For the six months ended June 30, 2002, the Company experienced net income before cumulative effect of accounting change of $2,804,000, or $0.29 per diluted share and a net loss after the cumulative effect of accounting change of $6,169,000, or $0.64 per diluted share.

Outlook

This “Outlook” section, the discussion in the first and last paragraphs under “Liquidity and Capital Resources”, the discussion under “Seasonality” and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity, the potential impact of certain litigation, and the impact of seasonality on the Company’s operations. These forward-looking statements are based on the Company’s expectations as of August 8, 2003. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All of the forward-looking statements are based on management’s current expectations, estimates and assumptions and are inherently uncertain. Actual results will likely differ, and the differences may be material, for a variety of reasons, including the reasons discussed below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Currently, the Company anticipates sales for fiscal year 2003 to range from $104 million to $108 million and expects diluted earnings per share to range from $0.57 to $0.59. The Company currently expects third quarter of 2003 sales to range from $19 million to $20 million and diluted loss per share to range from ($0.04) to ($0.05) per share. The Company expects its fiscal 2003 Teva sales to be $70 million to $72 million, Simple sales to be $9 million to $10 million and Ugg sales to be $25 million to $26 million.

All of the Company’s forward-looking statements represent the Company’s current analysis of trends and information. Actual results could vary as a result of numerous factors. For example, the Company’s results are directly dependent on consumer preferences, which are difficult to assess and can shift rapidly. Any shift in consumer preferences away from one or more of the Company’s product lines could result in lower sales as well as increases in obsolete inventory and the necessity of selling products at significantly reduced selling prices, all of which would adversely affect the Company’s results of operations, financial condition and cash flows. The Company is also dependent on its customers continuing to carry and promote its various lines. The Company’s sales can also be adversely impacted by the ability of the Company’s suppliers to manufacture and deliver products in time for the Company to meet its customers’ orders.

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

Liquidity and Capital Resources

The Company’s liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At June 30, 2003, working capital was $24,409,000 including $2,212,000 of cash and cash equivalents. Cash provided by operating activities aggregated $4,761,000 for the six months ended June 30, 2003. Trade accounts receivable decreased 24.1% since December 31, 2002 due to normal seasonality and improved collections. Inventories increased $5.9 million, or 34.5%, since December 31, 2002, reflecting an increase for Ugg of $8.2 million, a decrease for Teva of $1.3 million and a decrease for Simple of $1.0 million. The inventory changes resulted primarily from normal seasonality and to a lesser degree reflected a continuing change in the business, which includes the increase in Ugg sales in general, and more particularly, the further expansion of Ugg business in the third quarter. In addition, the Company anticipates an increase in Teva’s fall closed toe shoe business while at the same time it appears that retailers are carrying Teva’s basic sport sandal models year round. As a result, the Company has brought in its fall inventories earlier in the year and has increased the depth of inventory for the fall season. During the six months ended June 30, 2003, the Company used cash flows from operations of approximately $4.8 million to repay approximately $6.6 million of long-term debt and decrease its cash balance by approximately $1.7 million.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

The Company has a revolving credit facility (the “Facility”), which expires June 1, 2005 and provides for a maximum availability of $20,000,000 from November 1 through April 30 and $18,000,000 from May 1 through October 31 of each year, subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (4.00% at June 30, 2003) or at the Company’s option, at LIBOR plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets of the Company. The Facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. At June 30, 2003, the Company had outstanding borrowings under the Facility of $2,162,000, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. The Company had credit availability under the Facility of $11,483,000 at June 30, 2003.

In June 2003, the Company made a $2 million early repayment of a portion of its outstanding subordinated debt which was otherwise not due until 2008. In connection with the repayment, the Company incurred a $100,000 pre-payment fee and recorded an additional $100,000 charge to write off a pro rata share of the related loan costs. These aggregate costs of $200,000 are included in interest expense for the three and six-month periods ended June 30, 2003. By replacing this debt with a lower interest-bearing advance on its line of credit, the Company estimates it has eliminated annual interest costs of approximately $200,000 to $250,000 for each of the next five years.

Capital expenditures totaled $253,000 for the six months ended June 30, 2003. The Company’s capital expenditures related primarily to the expansion and new racking at the distribution center, the replacement of certain computer equipment and costs related to the Company’s new Teva promotional vehicles. The Company currently has no material future commitments for capital expenditures and currently expects capital expenditures for 2003 will likely range from $600,000 to $800,000. The actual amount of capital expenditures may differ from this estimate, largely depending on any unforeseen needs to replace existing assets.

In February 2002, the Company agreed to guarantee up to $1,000,000 of a bank loan of an officer of the Company, which matures June 1, 2004. The guarantee is through the maturity date of the officer’s loan and the Company would have to pay under the guarantee should the officer default on the loan. As of June 30, 2003, approximately $1,800,000 was outstanding under the officer’s loan from the bank, of which $1,000,000 was guaranteed by the Company. The fair value of the guarantee was immaterial at June 30, 2003.

In November 2002, the Company guaranteed on behalf of a third-party manufacturing factory up to $450,000 of its payables with a key supplier related to purchases through September 30, 2003. In prior years, the Company had provided a letter of credit, which was used by the factory to obtain credit at its suppliers for the production of Ugg inventory. The Company entered into this guarantee arrangement to avoid providing a letter of credit, and thereby avoid using a portion of the Company’s credit availability under its revolving credit facility. The Company received a corresponding personal guarantee of the related debt from the owner of the factory. The fair value of the guarantee was immaterial at June 30, 2003.

The Company’s Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions, the Company’s cash availability and the terms of the Company’s new revolving credit facility, which prohibits the use of related borrowings to repurchase common stock. Under this program, the Company repurchased

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

approximately 973,000 shares for aggregate cash consideration of approximately $7,499,000 prior to 1999. No shares have been repurchased since that time. At June 30, 2003, approximately 1,227,000 shares remain available for repurchase under the program.

The Company believes that internally generated funds, the available borrowings under its existing credit facilities, and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements. However, risks and uncertainties that could impact the Company’s ability to maintain its cash position include the Company’s growth rate, the continued strength of the Company’s brands, its ability to respond to changes in consumer preferences, its ability to collect its receivables in a timely manner, its ability to effectively manage its inventory, the volume of letters of credit used to purchase product and the Company’s ability to forecast its future sales, inventory needs and cash flows and to subsequently achieve those forecasts, among others.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

A substantial portion of the Company’s European sales for the year ending December 31, 2003 is denominated in Euros. The majority of these sales occur in the first quarter of the year, with lesser amounts in the remainder of the year. To reduce its risk to foreign currency fluctuations between the U.S. dollar and the Euro, the Company enters into forward contracts from time to time. As of June 30, 2003, the Company had no outstanding forward contracts for Euros.

Market Risk

The Company’s market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States and changes in the Eurodollar rate. The Company’s revolving line of credit and senior term debt provide for interest on outstanding borrowings at rates tied to prime rate, or at the Company’s election tied to the Eurodollar rate. At June 30, 2003, the Company had outstanding borrowings aggregating $7,119,000 under these two credit facilities. A 1% increase in interest rates on current borrowings would have a $71,000 impact on income (loss) before income taxes.

Item 4. Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Douglas B. Otto, and Chief Financial Officer, M. Scott Ash, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was a party to litigation in the Netherlands with a former European distributor (the “Distributor”), alleging breach of contract related to the Company’s termination of the previous distributor arrangement. During the quarter ended June 30, 2003, the Company settled this matter out of court, paying the distributor $200,000 as full and final settlement. The settlement amount approximated the previously recorded accrual for this matter and, as a result, did not have a significant impact on the results of operations for the period.

In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs had issued an opinion to the Company that certain popular Teva styles were covered by this anti-dumping duty legislation. Based on this opinion, Dutch Customs sought anti-dumping duties of approximately $500,000 from the Company, which the Company had appealed. In March 2003, an appeals court ruled that the duties were not levied by the appropriate governing body and ordered The Ministry of Economic Affairs (the “Ministry”) to determine the portion of the duties that was improperly levied and to nullify that portion. In May 2003, the Ministry completed its analysis and nullified the entire claim. As a result of this favorable final ruling, the Company reversed the previously established $500,000 accrual during the three months ended June 30, 2003, which is reflected as a reduction of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2003.

Item 2. Changes in Securities. Not applicable

Item 3. Defaults upon Senior Securities. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

On May 19, 2003, the Company held its Annual Meeting of Stockholders. At the meeting, John M. Gibbons and Daniel L. Terheggen were each re-elected as Class I Directors until the Annual Meeting of Stockholders to be held in 2006, until such director’s successor has been duly elected and qualified or until such director has otherwise ceased to serve as a director. For John M. Gibbons, 8,283,032 votes were cast in favor and 667,532 votes were withheld. For Daniel L. Terheggen, 8,283,832 votes were cast in favor and 666,732 votes were withheld. There were no broker non-votes. The preferred stock does not vote on the election of or removal of directors, other than the director elected by the holders of the preferred stock pursuant to Section 2(b) of the Company’s Preferred Stock Certificate of Designation.

The stockholders also ratified the selection of KPMG LLP as the Company’s independent auditors. Of the common stock votes, 8,901,564 votes were cast in favor of the ratification; 4,700 were voted against; and 8,500 abstained. There were 35,800 broker non-votes. Of the preferred stock votes, 1,375,000 votes (100% of the votes) were cast in favor of the ratification.

Item 5. Other Information. Not applicable

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31	Certification of Chief Executive Officer and Chief Financial Officer, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Amendment Number One to Amended and Restated Revolving Credit Agreement dated April 29, 2003

10.2	Amendment Number Two to Amended and Restated Revolving Credit Agreement dated June 27, 2003

10.3	Amendment Number One to Senior Subordination Agreement dated April 29, 2003

10.4	Amendment Number Two to Senior Subordination Agreement dated June 27, 2003

(b)	Reports on Form 8-K. None.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: August 8, 2003	/s/ M. Scott Ash
M. Scott Ash, Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)