Form 10-Q
period 2003-09-30
DECKERS OUTDOOR CORP
filed 2003-11-14
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes  [  ]    No  [X]

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 3, 2003

Common stock, $.01 par value	9,675,833

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$1,941,000	3,941,000
Trade accounts receivable, less allowance for doubtful accounts and sales discounts of $2,145,000 and $2,635,000 as of September 30, 2003 and December 31, 2002, respectively	18,014,000	20,851,000
Inventories	22,432,000	17,067,000
Prepaid expenses and other current assets	566,000	783,000
Deferred tax assets	1,919,000	1,919,000

Total current assets	44,872,000	44,561,000
Property and equipment, at cost, net	3,222,000	3,864,000
Intangible assets	70,641,000	70,773,000
Deferred tax assets	1,428,000	1,428,000
Other assets, net	1,407,000	1,786,000

	$121,570,000	122,412,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt	$3,541,000	3,951,000
Trade accounts payable	5,818,000	12,916,000
Accrued expenses	3,761,000	4,509,000
Income taxes payable	4,215,000	732,000

Total current liabilities	17,335,000	22,108,000

Long-term debt, less current installments	31,015,000	35,077,000
Stockholders’ equity:
Series A preferred stock at liquidation preference, $.01 par value. Authorized, 5,000,000 shares (1,375,000 Series A); issued and outstanding 1,375,000 shares at September 30, 2003 and December 31, 2002	5,500,000	5,500,000
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 10,636,261 shares and outstanding 9,663,309 shares at September 30, 2003; issued 10,434,075 shares and outstanding 9,461,123 shares at December 31, 2002	96,000	95,000
Additional paid-in capital	26,836,000	26,210,000
Retained earnings	40,588,000	33,898,000
Accumulated other comprehensive income (loss)	200,000	(476,000)

Total stockholders’ equity	73,220,000	65,227,000

	$121,570,000	122,412,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-month period ended
	September 30,

	2003	2002

Net sales	$24,894,000	17,727,000
Cost of sales	15,392,000	11,029,000

Gross profit	9,502,000	6,698,000
Selling, general and administrative expenses	7,720,000	7,489,000
Litigation costs	—	3,518,000

Income (loss) from operations	1,782,000	(4,309,000)
Other expense (income):
Interest, net	981,000	(31,000)
Other	(1,000)	45,000

Income (loss) before income taxes	802,000	(4,323,000)
Income taxes (benefit)	321,000	(1,776,000)

Net income (loss)	$481,000	(2,547,000)

Net income (loss) per share:
Basic	$0.05	(0.27)
Diluted	0.04	(0.27)

Weighted-average shares:
Basic	9,657,000	9,339,000
Diluted	12,037,000	9,339,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine-month period ended
	September 30,

	2003	2002

Net sales	$85,338,000	73,355,000
Cost of sales	47,764,000	41,472,000

Gross profit	37,574,000	31,883,000
Selling, general and administrative expenses	23,027,000	27,856,000
Litigation costs	—	3,518,000

Income from operations	14,547,000	509,000
Other expense (income):
Interest, net	3,412,000	(58,000)
Other	(15,000)	73,000

Income before income taxes and cumulative effect of accounting change	11,150,000	494,000
Income taxes	4,460,000	237,000

Income before cumulative effect of accounting change	6,690,000	257,000
Cumulative effect of accounting change, net of $843,000 income tax benefit	—	(8,973,000)

Net income (loss)	$6,690,000	(8,716,000)

Basic income per common share before cumulative effect of accounting change	$0.70	0.03
Cumulative effect of accounting change per common share	—	(0.97)

Basic net income (loss) per common share	$0.70	(0.94)

Average basic common shares	9,582,000	9,307,000

Diluted income per common share before cumulative effect of accounting change	$0.57	0.03
Cumulative effect of accounting change per common share	—	(0.93)

Diluted net income (loss) per common share	$0.57	(0.90)

Average diluted common shares	11,716,000	9,642,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-month period ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$6,690,000	(8,716,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	8,973,000
Depreciation and amortization	1,297,000	2,113,000
Provision for doubtful accounts	428,000	1,792,000
Write-down of inventories	1,060,000	554,000
Loss on disposal of assets	3,000	10,000
Non-cash stock compensation	34,000	138,000
Loss on foreign currency hedging	—	73,000
Cumulative foreign currency translation adjustment	—	88,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	2,409,000	2,820,000
Inventories	(6,425,000)	(187,000)
Prepaid expenses and other current assets	217,000	288,000
Refundable income taxes	—	928,000
Other assets	379,000	280,000
Increase (decrease) in:
Trade accounts payable	(7,098,000)	(7,018,000)
Accrued expenses	55,000	2,537,000
Income taxes payable	3,483,000	—

Net cash provided by operating activities	2,532,000	4,673,000

Cash flows from investing activities:
Teva acquisition costs	(75,000)	—
Purchase of property and equipment	(453,000)	(902,000)
Proceeds from sale of property and equipment	2,000	—

Net cash used in investing activities	(526,000)	(902,000)

(Continued)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)

	Nine-month period ended September 30,

	2003	2002

Cash flows from financing activities:
Repayments of long-term debt	(4,599,000)	(252,000)
Cash received from issuances of common stock	593,000	283,000

Net cash provided by (used in) financing activities	(4,006,000)	31,000

Net increase (decrease) in cash and cash equivalents	(2,000,000)	3,802,000
Cash and cash equivalents at beginning of period	3,941,000	16,689,000

Cash and cash equivalents at end of period	$1,941,000	20,491,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,116,000	44,000
Income taxes	1,607,000	832,000

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

	Three-month period ended
	September 30,

	2003	2002

Net income (loss), as reported	$481,000	(2,547,000)
Add (deduct) stock-based employee compensation expense included in reported net income, net of tax effect	8,000	(3,000)
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(80,000)	(64,000)

Pro forma net income (loss)	$409,000	(2,614,000)

Pro forma net (loss) income per share:
Basic	$0.04	(0.28)
Diluted	0.03	(0.28)

	Nine-month period ended
	September 30,

	2003	2002

Net income (loss), as reported	$6,690,000	(8,716,000)
Add stock-based employee compensation expense included in reported net income, net of tax	20,000	72,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(227,000)	(240,000)

Pro forma net income (loss)	$6,483,000	(8,884,000)

Pro forma net income (loss) per share:
Basic	$0.68	(0.95)
Diluted	0.56	(0.93)

(d)	Reclassifications

Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity. Accumulated other comprehensive loss at December 31, 2002 of $476,000 included unrealized losses on foreign currency hedging derivatives of $606,000, partially offset by $130,000 of cumulative foreign currency translation adjustment. At September 30, 2003, accumulated other comprehensive income of $200,000 consisted entirely of cumulative foreign currency translation adjustment. The Company does not have any other transactions or other economic events that qualify as comprehensive income (loss) as defined under SFAS No. 130.

Comprehensive income (loss) is determined as follows:

	Three-month period ended
	September 30,

	2003	2002

Net income (loss)	$481,000	(2,547,000)
Realized loss on foreign currency hedging included in net loss	—	22,000
Unrealized loss on foreign currency hedging	—	(41,000)
Cumulative foreign currency translation adjustment	9,000	(3,000)

Total comprehensive income (loss)	$490,000	(2,569,000)

	Nine-month period ended
	September 30,

	2003	2002

Net income (loss)	$6,690,000	(8,716,000)
Realized loss (gain) on foreign currency hedging included in net income (loss)	606,000	(101,000)
Unrealized loss on foreign currency hedging	—	(288,000)
Cumulative foreign currency translation adjustment	70,000	88,000

Total comprehensive income (loss)	$7,366,000	(9,017,000)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Income (Loss) per Share

Basic income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share represents net income (loss) divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. The difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation for the nine-month period ended September 30, 2002, resulted from the dilutive impact of options to purchase common stock, and for the three and nine-month periods ended September 30, 2003 resulted from the dilutive impact of options to purchase common stock, as well as the dilutive impact of convertible preferred stock. Under FAS 128, when an entity reports the cumulative effect of an accounting change, it shall use net income (loss) before cumulative effect of accounting change in its determination of the potential dilutive impact of securities. Accordingly, the Company utilized the diluted weighted-average shares to calculate both the cumulative effect of accounting change per diluted share and the net loss per diluted share for the nine months ended September 30, 2002.

The reconciliations of basic to diluted weighted-average shares are as follows for the three and nine-month periods ended September 30, 2003 and 2002:

	Three-month period ended
	September 30,

	2003	2002

Weighted-average shares used in basic computation	9,657,000	9,339,000
Dilutive impact of stock options	866,000	—
Dilutive impact of convertible preferred stock	1,514,000	—

Weighted-average shares used for diluted computation	12,037,000	9,339,000

	Nine-month period ended
	September 30,

	2003	2002

Weighted-average shares used in basic computation	9,582,000	9,307,000
Dilutive impact of stock options	620,000	335,000
Dilutive impact of convertible preferred stock	1,514,000	—

Weighted-average shares used for diluted computation	11,716,000	9,642,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Income (Loss) per Share - Continued

Options to purchase 45,000 shares of common stock at prices ranging from $8.50 to $9.88 were outstanding during the three months ended September 30, 2003, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock during the period and, therefore, the options were anti-dilutive. Options to purchase 1,846,000 shares of common stock at prices ranging from $1.56 to $9.88 were outstanding during the three months ended September 30, 2002, but were not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company incurred a net loss.

Options to purchase 119,000 shares of common stock at prices ranging from $6.21 to $9.88 were outstanding during the nine months ended September 30, 2003 and options to purchase 286,000 shares of common stock at prices ranging from $4.80 to $9.88 were outstanding during the nine months ended September 30, 2002, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of the common stock during the period and, therefore, the options were anti-dilutive.

(4)	Credit Facility

The Company amended its revolving credit facility (the “Facility”) in November 2003. As amended, the Facility expires June 1, 2005 and provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (4.00% at September 30, 2003) or at the Company’s option, at LIBOR plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets of the Company. The Facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. At September 30, 2003, the Company had outstanding borrowings under the Facility of $5,215,000, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. The Company had credit availability under the Facility of $14,785,000 at September 30, 2003.

(5)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended September 30, 2003, the Company recorded an income tax expense of $321,000, representing an effective income tax rate of 40.0%. For the three months ended September 30, 2002, the Company recorded an income tax benefit of $1,776,000, representing an effective income tax rate of 41.1%. For the nine months ended September 30, 2003, the Company recorded an income tax expense of $4,460,000, representing an effective income tax rate of 40.0%. For the nine months ended September 30, 2002, the Company recorded an income tax expense of $237,000, representing an effective income tax rate of 48.0%.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company adopted the initial recognition and measurement provisions of the Interpretation on January 1, 2003. The adoption of this Interpretation did not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures of the effect of the fair value method in both annual and interim financial statements. The Company adopted this Statement on January 1, 2003 and included the disclosure modifications in these condensed consolidated financial statements. The adoption of this Statement did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The implementation for entities that hold a variable interest in entities created before February 1, 2003 has been delayed to the first interim or annual period ending after December 15, 2003. The adoption of this Interpretation is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that companies classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on the Company’s financial statements.

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

As of September 30, 2003, the Company had no remaining outstanding forward contracts.

(8)	Business Segments

Management of the Company has determined its reportable segments are strategic business units. The four reportable business segments are the Teva, Simple and Ugg wholesale divisions and the Company’s newly acquired Internet and catalog retailing business. The Company evaluates performance based on net sales and income or loss from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing, and sales strategies. The income from operations for each of the segments includes only those costs which are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization, and the costs of employees directly related to the brands. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation and facilities costs. Beginning January 1, 2003, the Company revised the reporting classification for the costs of its international sales agencies, which costs are now included within the income (loss) from operations of the Teva, Simple and Ugg segments. Previously, these agency costs were included in the unallocated corporate overhead costs. All amounts for the three and nine months ended September 30, 2002 have been restated to conform to the 2003 presentation.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Business Segments (Continued)

Net sales and operating income (loss) by business segment for the three and nine months ended September 30, 2003 and 2002 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales to external customers:
Teva wholesale	$7,905,000	5,661,000	60,123,000	54,398,000
Simple wholesale	1,626,000	2,250,000	5,678,000	8,425,000
Ugg wholesale	13,778,000	9,816,000	15,319,000	10,532,000
Internet/catalog retail	1,585,000	—	4,218,000	—

	$24,894,000	17,727,000	85,338,000	73,355,000

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) from operations:
Teva wholesale	$647,000	(1,113,000)	18,677,000	10,400,000
Simple wholesale	(258,000)	108,000	(439,000)	741,000
Ugg wholesale	4,555,000	3,258,000	4,522,000	2,453,000
Internet/catalog retail	212,000	—	697,000	—
Other (primarily unallocated overhead and litigation costs)	(3,374,000)	(6,562,000)	(8,910,000)	(13,085,000)

	$1,782,000	(4,309,000)	14,547,000	509,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Business Segments (Continued)

Business segment asset information as of September 30, 2003 and December 31, 2002 is summarized as follows:

	September 30,	December 31,
	2003	2002

Total assets for reportable segments:
Teva wholesale	$77,201,000	83,168,000
Simple wholesale	4,262,000	5,708,000
Ugg wholesale	29,488,000	20,904,000
Internet/catalog retail	935,000	1,176,000

	$111,886,000	110,956,000

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

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at September 30, 2003 and December 31, 2002 are as follows:

	September 30,	December 31,
	2003	2002

Total assets for reportable segments	$111,886,000	110,956,000
Elimination of intersegment payables	256,000	29,000
Unallocated deferred tax assets	3,125,000	3,100,000
Other unallocated corporate assets	6,303,000	8,327,000

Consolidated total assets	$121,570,000	122,412,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Contingencies

In February 2002, the Company agreed to guarantee up to $1 million of a bank loan of an officer of the Company, which matures June 1, 2004. The guarantee is through the maturity date of the officer’s loan and the Company would have to pay under the guarantee should the officer default on the loan. As of September 30, 2003, approximately $1 million was outstanding under the officer’s loan from the bank, of which the entire amount was guaranteed by the Company. The fair value of the guarantee was immaterial at September 30, 2003.

In November 2002, the Company guaranteed on behalf of a third-party manufacturing factory up to $450,000 of its payables with a key supplier related to purchases through September 30, 2003. In prior years, the Company had provided a letter of credit, which was used by the factory to obtain credit at its suppliers for the production of Ugg inventory. The Company entered into this guarantee arrangement to avoid providing a letter of credit, and thereby, avoid using a portion of the Company’s credit availability under its revolving credit facility. The Company received a corresponding personal guarantee of the related debt from the owner of the factory. The fair value of the guarantee was immaterial at September 30, 2003.

The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.

(10)	Acquisition of Teva

On November 25, 2002, the Company completed an acquisition of the worldwide Teva patents, trademarks, and other assets from Mark Thatcher, the Company’s former licensor and the holder of the Teva patents and trademarks. As a result of the acquisition, the Company now owns all of the Teva worldwide assets including all patents, tradenames, trademarks and all other intellectual property, as well as Teva’s existing Internet and catalog retailing business, which includes the operations of Teva Sport Sandals, Inc. As a result of the acquisition, the Company will experience cost savings by not having to pay royalties and is able to control and build the Teva brand.

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

(1)      Includes $1,899,000 of amounts previously capitalized, primarily for payments to Mark Thatcher for contract extensions of the option to purchase the Teva patents and trademarks.

Intangibles of $51,000,000 were assigned to registered trademarks that are not amortized for financial reporting purposes, but are expected to be amortized and fully deductible for income tax reporting purposes. The remaining $1,580,000 of acquired intangible assets consists primarily of patents and have a weighted-average useful life of approximately seven years. The $11,174,000 of goodwill is expected to be amortized and fully deductible for income tax purposes, but is not amortizable for financial accounting purposes. The entire goodwill balance was recorded to the Teva segment. Such allocations were based upon an independent appraisal of the assets acquired in accordance with SFAS No. 141, Business Combinations.

The following tables summarize supplemental statement of income (loss) information on a pro forma basis as if the acquisition had occurred on January 1, 2002.

	Three months ended
	September 30,

	2003	2002

Reported net sales	$24,894,000	17,727,000
Add: Internet and catalog sales	—	1,575,000
Less: Sales to Internet and catalog retail business	—	(492,000)

Pro forma net sales	$24,894,000	18,810,000

Reported net income (loss)	$481,000	(2,547,000)
Add: Net loss of Internet and catalog retail business	—	(557,000)
Add back: Royalty, license costs and related expenses, net of tax	—	20,000
Less: Additional interest expense, net of tax	—	(573,000)

Pro forma net income (loss)	$481,000	(3,657,000)

Pro forma basic income (loss) per share:	$0.05	(0.39)
Pro forma diluted income (loss) per share:	$0.04	(0.39)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)	Acquisition of Teva (Continued)

	Nine months ended
	September 30,

	2003	2002

Reported net sales	$85,338,000	73,355,000
Add: Internet and catalog sales	—	3,456,000
Less: Sales to Internet and catalog retail business	—	(1,643,000)

Pro forma net sales	$85,338,000	75,168,000

Reported net income before cumulative effect of a change in accounting principle	$6,690,000	257,000
Less: Net loss of Internet and catalog retail business	—	(268,000)
Add back: Royalty, license costs and related expenses, net of tax	—	2,394,000
Less: Additional interest expense, net of tax	—	(2,035,000)

Pro forma net income before cumulative effect of a change in accounting principle	6,690,000	348,000
Cumulative effect of a change in accounting principle, net of $843,000 income tax benefit	—	(8,973,000)

Pro forma net income (loss)	$6,690,000	(8,625,000)

Pro forma basic income (loss) per share:
Pro forma net income before cumulative effect of a change in accounting principle	$0.70	0.04
Cumulative effect of a change in accounting principle	—	(0.96)

Pro forma net income (loss) per share	$0.70	(0.92)

Pro forma diluted income (loss) per share:
Pro forma net income before cumulative effect of a change in accounting principle	$0.57	0.03
Cumulative effect of a change in accounting principle	—	(0.80)

Pro forma net income (loss) per share	$0.57	(0.77)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2002. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity, the potential impact of certain litigation and the impact of seasonality on the Company’s operations. Actual results may vary. Some of the factors that could cause actual results to differ materially from those in the forward-looking statements are identified in the accompanying “Outlook” section of this Quarterly Report on Form 10-Q. We disclaim any obligation to update our forward looking statements.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The Company operates its business in four distinct operating segments: Teva, Simple and Ugg wholesale divisions and its newly acquired Internet and catalog footwear retailing business.

Total net sales increased by $7,167,000, or 40.4%, to $24,894,000 from $17,727,000 for the comparable three months ended September 30, 2002. Aggregate wholesale sales of Teva increased 39.6% to $7,905,000 for the three months ended September 30, 2003 from $5,661,000 for the three months ended September 30, 2002. Teva wholesale sales represented 31.8% and 31.9% of net sales in the three months ended September 30, 2003 and 2002, respectively. The increase in Teva wholesale sales was primarily due to an improvement in retail sell-through, continued strength in sales of the Company’s sport sandals, increased sales of thongs, slides and certain styles of the newly introduced closed toe product offering and increased sales in the international markets. Net wholesale sales of footwear under the Simple product line decreased 27.7% to $1,626,000 from $2,250,000 for the three months ended September 30, 2002 caused by a variety of factors including the current retail environment, competition in the casual footwear market, weakness in the brand’s men’s fall business and a decline in international sales. Net wholesale sales of Ugg increased 40.4% to $13,778,000 for the three months ended September 30, 2003 from $9,816,000 for the three months ended September 30, 2002 as Ugg continues to expand from its historically strong fourth quarter business into a solid third quarter business as well, caused in part by the expansion of the product offering to include more fall casual footwear styles. In addition, Ugg’s strength is attributed to a strong early retail sell-through, improved brand awareness and popularity, increased editorial and celebrity exposure, and continued domestic and international geographic expansion. As part of the Company’s acquisition of Teva in November 2002, the Company acquired an Internet and catalog footwear retailing business, which sells the Company’s Teva, Simple and Ugg brands directly to consumers. For the third quarter of 2003, net sales of the Internet and catalog retailing business aggregated $1,585,000, including retail sales of Teva of $1,106,000, Simple of $118,000, and Ugg of $361,000. Overall, for the three months ended September 30, 2003, net sales by brand, including sales from the wholesale divisions as well as the Internet and catalog footwear retailing business, aggregated $9,011,000 for Teva, $1,744,000 for Simple and $14,139,000 for Ugg. International sales for all of the Company’s products increased 16.0% to $2,903,000 from $2,502,000, representing 11.7% of net sales in 2003 and 14.1% in 2002, reflecting an increase in the number of pairs shipped internationally during the quarter as well as increased sales revenue resulting from the $147,000 foreign currency impact of the stronger Euro. The volume of footwear sold worldwide increased 39.1% to 783,000 pairs during the three months ended September 30, 2003 from 563,000 pairs during the three months ended September 30, 2002, for the reasons discussed above.

The weighted-average wholesale price per pair sold during the three months ended September 30, 2003 decreased 3.3% to $30.42 from $31.46 for the three months ended September 30, 2002 due to several factors including an increased impact of closeout sales, the introduction of several new styles at lower price

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

points to facilitate market penetration and increased sales of slides and thongs, which generally have lower average selling prices than the Company’s other products. In addition, the sales mix shifted slightly in the third quarter of 2003, causing a slight increase in Teva sales as a percentage of total third quarter sales, and Teva wholesale selling prices are generally lower than those for Ugg products.

Cost of sales increased by $4,363,000, or 39.6%, to $15,392,000 for the three months ended September 30, 2003, compared with $11,029,000 for the three months ended September 30, 2002. Gross profit increased by $2,804,000, or 41.9%, to $9,502,000 for the three months ended September 30, 2003 from $6,698,000 for the three months ended September 30, 2002 while gross margin increased to 38.2% from 37.8%. This was largely due to above average margins at the newly acquired Internet and catalog retail sales operation and lower overhead costs per pair which occurred as the Company’s overhead costs did not increase in proportion to the increase in sales volume for the quarter. The effects of these items were partially offset by an increased impact of closeout sales and inventory write-downs during the three months ended September 30, 2003.

The Company carries its inventories at the lower of cost or market, using a reserve for write-downs for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. During the three months ended September 30, 2003, the Company had a net increase in the reserve for write-downs for inventory obsolescence of approximately $196,000, reflecting increased Teva write-downs, including write-downs on certain styles of its remaining fall 2003 inventory, as well as increased write-downs for Simple caused, in part, by the recent slow down in sales of this brand. During the three months ended September 30, 2002, the Company had a net decrease in the reserve for inventory obsolescence of approximately $225,000, primarily due to the sale of domestic inventory of Simple and Ugg product, for which a write-down had previously been recorded.

Selling, general and administrative expenses increased by $231,000, or 3.1%, to $7,720,000 for the three months ended September 30, 2003, compared with $7,489,000 for the three months ended September 30, 2002, and decreased as a percentage of net sales to 31.0% in 2003 from 42.2% in 2002. The increase was due to a variety of factors including increased payroll and incentive compensation costs resulting from the improved financial results, increased sales commissions on the higher sales volume and the addition of the operating costs of the newly acquired Internet and catalog business. These increases were partially offset by decreases in bad debt expense and the favorable impact of the recent Teva acquisition, which eliminated $246,000 of Teva royalties and $234,000 of Teva license cost amortization.

The Company recorded special litigation charges of $3,518,000 during the three-month period ended September 30, 2002 related to a federal court’s decisions in a lawsuit filed against the Company in Montana in 1995. The case was subsequently settled in full in November 2002.

Income from operations for the Teva wholesale division was $647,000 for the three months ended September 30, 2003 compared to a loss from operations of $1,113,000 for three months ended September 30, 2002. The improvement was largely due to the $2,244,000 increase in sales, a $744,000 decrease in bad debt expense, and the elimination of $480,000 of Teva royalty expense and related license cost amortization, partially offset by a decrease in gross margin caused by increased inventory write-downs and closeout sales, and an increase in sales commission on the higher sales volume. The Simple wholesale division experienced a loss from operations of $258,000 for the three months ended September 30, 2003 compared to income from operations of $108,000 for the three months ended September 30, 2002. The decrease was primarily due to the $624,000 decrease in net sales and a decrease in gross margin resulting from an increase in inventory write-downs. The Ugg wholesale division experienced income from operations of $4,555,000 for the three months ended September 30, 2003 compared to $3,258,000 for the three months ended September 30, 2002 largely due to the increase in sales during the period, partially

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

offset by increased bad debt expense and increased sales commissions on the higher sales volume. Income from operations of the Internet and catalog retailing business acquired as part of the Teva acquisition was $212,000 in 2003, representing the operating earnings attributed to this newly acquired operating segment.

Net interest expense was $981,000 for the three months ended September 30, 2003 compared with net interest income of $31,000 for the three months ended September 30, 2002, primarily due to the Company’s significantly increased borrowings in order to finance the purchase of Teva in November 2002.

For the three months ended September 30, 2003, income tax expense was $321,000, representing an effective income tax rate of 40.0%. For the three months ended September 30, 2002, income tax benefit was $1,776,000, representing an effective income tax rate of 41.1%. The slight decrease in the effective tax rate occurred as certain non-deductible Teva license amortization costs were eliminated in connection with the Teva acquisition. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

The Company experienced net income of $481,000, or $0.04 per diluted share, for the three months ended September 30, 2003 versus a net loss of $2,547,000, or $0.27 per diluted share for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total net sales increased by $11,983,000, or 16.3%, to $85,338,000 from the comparable nine months ended September 30, 2002 of $73,355,000. Aggregate wholesale sales of Teva increased to $60,123,000 for the nine months ended September 30, 2003 from $54,398,000 for the nine months ended September 30, 2002, a 10.5% increase. Teva wholesale sales represented 70.5% and 74.2% of net sales in the nine months ended September 30, 2003 and 2002, respectively. The increase in Teva wholesale sales was primarily due to an improvement in retail sell-through resulting from continued strength in sales of the Company’s sport sandals, the favorable impact of the strong Euro, increased sales of thongs and slides and increased sales of certain styles of its newly introduced closed toe footwear offering. Net wholesale sales of footwear under the Simple product line decreased 32.6% to $5,678,000 from $8,425,000 for the nine months ended September 30, 2002, which decline was due to a shortfall in both the domestic and international sales, caused by a variety of factors including the current retail environment, competition in the casual footwear market, weakness in the brand’s spring and fall men’s business and a decline in sales in the international markets. Net wholesale sales of Ugg increased 45.5% to $15,319,000 for the nine months ended September 30, 2003 from $10,532,000 for the nine months ended September 30, 2002 as Ugg continues to expand from its historically strong fourth quarter business into a solid third quarter business as well, caused in part by the expansion of the product offering to include more fall casual footwear styles. In addition, Ugg’s strength is attributed to a strong early retail sell-through, improved brand awareness and popularity, increased editorial and celebrity exposure, and continued domestic and international geographic expansion. As part of the Company’s acquisition of Teva in November 2002, the Company acquired an Internet and catalog footwear retailing business, which sells the Company’s Teva, Simple and Ugg brands directly to consumers. For the first nine months of 2003, net sales of the Internet and catalog retailing business aggregated $4,218,000, including retail sales of Teva of $3,027,000, Simple of $352,000, and Ugg of $839,000. Overall, for the nine months ended September 30, 2003, net sales by brand, including sales from the wholesale divisions as well as the Internet and catalog retailing business, aggregated $63,150,000 for Teva, $6,030,000 for Simple and $16,158,000 for Ugg. International sales for all of the Company’s products increased slightly to $16,544,000 from $16,385,000, representing 19.4% of net sales in 2003 and 22.3% in 2002. The volume of footwear sold worldwide increased 15.9% to 3,706,000 pairs during the nine months ended September 30, 2003 from 3,198,000 pairs during the nine months ended September 30, 2002, for the reasons discussed above.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

The weighted-average wholesale price per pair sold during the nine months ended September 30, 2003 decreased 1.8% to $22.29 from $22.71 for the nine months ended September 30, 2002. The decrease was primarily due to an increase in the volume of discounted sales during the nine months ended September 30, 2003, the introduction of several new styles at lower price points to facilitate market penetration and increased sales of slides and thongs, which generally have lower average selling prices than the Company’s other products. These factors were partially offset by an increase in the proportion of Ugg sales to total sales, as the average selling price of the Ugg products is generally more than twice that of the Company’s Teva and Simple products.

Cost of sales increased by $6,292,000, or 15.2%, to $47,764,000 for the nine months ended September 30, 2003, compared with $41,472,000 for the nine months ended September 30, 2002. Gross profit increased by $5,691,000, or 17.8%, to $37,574,000 for the nine months ended September 30, 2003 from $31,883,000 for the nine months ended September 30, 2002 while gross margin increased to 44.0% from 43.5%. This increase was largely due to above average margins at the newly acquired Internet and catalog retail sales operation, the favorable impact of the strong Euro, and lower overhead costs per pair which occurred as the Company’s overhead costs did not increase in proportion to the increase in sales volume for the period. This was partially offset by an increase in the volume of discounted sales, an increase in inventory write-downs and the non-recurrence of a $300,000 supplier rebate received in 2002.

The Company carries its inventories at the lower of cost or market, using a reserve for write-downs for inventory obsolescence to adjust the carrying values to market where necessary based on ongoing reviews of estimated net realizable values of its inventories. During the nine months ended September 30, 2003, the Company had a net increase in the reserve for write-downs for inventory obsolescence of approximately $145,000, primarily due to write-downs of certain Teva fall styles and write-downs for Simple to address certain slow-moving styles, partially offset by to the sale of domestic inventory for Teva and Simple product for which a write-down had previously been recorded. During the nine months ended September 30, 2002, the Company had a net decrease in the reserve for inventory obsolescence of approximately $335,000, primarily due to the sale of domestic Simple and Teva inventory for which a write-down had previously been recorded, which was partially offset by inventory write-downs for all three brands in order to write-down discontinued and slow-moving styles to net realizable value.

Selling, general and administrative expenses decreased by $4,829,000, or 17.3%, to $23,027,000 for the nine months ended September 30, 2003, compared with $27,856,000 for the nine months ended September 30, 2002, and decreased as a percentage of net sales to 27.0% in 2003 from 38.0% in 2002. The decrease was primarily due to the elimination of $4,321,000 of Teva royalty expense and related license costs as a result of the recent Teva acquisition. The Company also had a $1,365,000 decrease in bad debt expense, a $968,000 reduction in the marketing costs, a $500,000 reduction in expenses as a result of the favorable final resolution of its European anti-dumping duties matter, as well as other general expense reductions. These decreases were partially offset by the addition of $1,208,000 of operating expenses related to the newly acquired Internet and catalog retailing business, an increase of approximately $1,200,000 of payroll costs including incentive compensation costs associated with the significantly improved financial results, and increased sales commissions of approximately $700,000 on the increased sales volume for the period.

The Company recorded special litigation charges of $3,518,000 during the nine-month period ended September 30, 2002 related to a federal court’s decisions in a lawsuit filed against the Company in Montana in 1995. The case was subsequently settled in full in November 2002.

Income from operations for the Teva wholesale division was $18,677,000 for the nine months ended September 30, 2003 compared to $10,400,000 for nine months ended September 30, 2002. The increase

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

was largely due to a $5,725,000 increase in sales, the elimination of $4,321,000 of Teva royalty expense and related license costs, a decrease in marketing costs of $659,000 and reduced bad debt expense of $871,000, among other factors. The Simple wholesale division experienced a loss from operations of $439,000 for the nine months ended September 30, 2003 compared to income from operations of $741,000 for the nine months ended September 30, 2002. The decrease was primarily due to a $2,747,000 decrease in net sales, lower gross margin due in part to an increase in inventory write-downs, partially offset by lower marketing costs. The Ugg wholesale division experienced income from operations of $4,522,000 for the nine months ended September 30, 2003 compared to $2,453,000 for the nine months ended September 30, 2002 largely due to the $4,787,000 increase in sales, a decrease in bad debt expense of $233,000 and a decrease in marketing costs of $164,000, partially offset by the non-recurrence of a $300,000 supplier rebate received in 2002 and an increase in sales commissions expense of $295,000 due to the higher sales levels. Income from operations of the Internet and catalog retailing business acquired as part of the Teva acquisition was $697,000 for the nine months ended September 30, 2003, representing the operating earnings attributed to this newly acquired operating segment.

Net interest expense was $3,412,000 for the nine months ended September 30, 2003 compared with net interest income of $58,000 for the nine months ended September 30, 2002, primarily due to the Company’s significantly increased borrowings in order to finance the purchase of Teva in November 2002. In addition, in connection with the early repayment of $2,000,000 of subordinated debt in June 2003, the Company incurred a $100,000 prepayment fee and wrote off a $100,000 pro rata share of the previously capitalized loan costs. These aggregate costs of $200,000 are included in interest expense for the nine months ended September 30, 2003.

For the nine months ended September 30, 2003, income tax expense was $4,460,000, representing an effective income tax rate of 40.0%. For the nine months ended September 30, 2002, income tax expense was $237,000, representing an effective income tax rate of 48.0%. The decrease in the effective tax rate occurred as certain non-deductible Teva license amortization costs were eliminated in connection with the Teva acquisition. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

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

The Company earned net income of $6,690,000, or $0.57 per diluted share, for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the Company earned net income before cumulative effect of accounting change of $257,000, or $0.03 per diluted share and a net loss after the cumulative effect of accounting change of $8,716,000, or $0.90 per diluted share.

Outlook

This “Outlook” section, the discussion under “Liquidity and Capital Resources,” the discussion under “Seasonality” and other statements in this Form 10-Q contain a number of forward-looking statements including forward-looking statements relating to sales and earnings per share expectations, expectations

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

regarding the Company’s liquidity, expectations regarding repayments of subordinated debt and repurchases of preferred stock, the potential impact of certain litigation, and the impact of seasonality on the Company’s operations. These forward-looking statements are based on the Company’s expectations as of November 14, 2003. No one should assume that any forward-looking statement made by the Company will remain consistent with the Company’s expectations after the date the forward-looking statement is made. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All of the forward-looking statements are based on management’s current expectations, estimates and assumptions and are inherently uncertain. Actual results will likely differ, and the differences may be material, for a variety of reasons, including the reasons discussed below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Among the numerous factors that could cause actual results to vary is the fact that the Company’s results directly depend on consumer preferences, which are difficult to assess and can shift rapidly. Any shift in consumer preferences away from one or more of the Company’s product lines could result in lower sales as well as increases in obsolete inventory and the necessity of selling products at significantly reduced selling prices, all of which would adversely affect the Company’s results of operations, financial condition and cash flows. The Company also depends on its customers’ continuing to carry and promote its various lines. The Company’s sales can also be adversely impacted by the ability of the Company’s suppliers to manufacture and deliver products in time for the Company to meet its customers’ orders.

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

Currently, the Company anticipates sales for fiscal year 2003 to range from $113 million to $115 million and expects diluted earnings per share to range from $0.62 to $0.64. The Company currently expects fourth quarter of 2003 sales to range from $28 million to $30 million and diluted earnings per share to range from $0.06 to $0.08 per share. Including sales from the wholesale divisions and the Internet and catalog retail division, the Company expects its fiscal 2003 Teva sales to be $74 million to $75 million, Simple sales to be approximately $8 million and Ugg sales to be $31 million to $32 million.

With respect to fiscal 2004, the Company currently anticipates its fiscal 2004 sales to be in the range of $126 million to $132 million. Including sales from the wholesale divisions and the Internet and catalog retail division, the Company expects fiscal 2004 net sales to be $82 to $84 million for Teva, $9 to $11 million for Simple and $35 to $37 million for Ugg. The Company currently expects its diluted earnings per share for fiscal 2004 to range from $0.92 to $0.96.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At September 30, 2003, working capital was $27.5 million including $1.9 million of cash and cash equivalents. Cash provided by operating activities aggregated $2.5 million for the nine months ended September 30, 2003. Trade accounts receivable decreased 13.6% since December 31, 2002 due to normal seasonality and improved collections. Inventories increased $5.4 million, or 31.4%, since December 31, 2002, reflecting an increase for Ugg of $7.4 million, a decrease for Teva of $0.7 million and a decrease for Simple of $1.3 million. The inventory changes resulted primarily from normal seasonality and to a lesser degree reflected a continuing change in the business, which includes the increase in sales of Teva and Ugg products in the last half of the year. In addition, the Company anticipates an increase in Teva sales during the fourth quarter and into spring of 2004. As a result of these expected increases in sales, the Company has brought in its holiday inventories earlier in the year and has increased the depth of inventory for the holiday season. During the nine months ended September 30, 2003, the Company used cash flows from operations of approximately $2.5 million plus approximately $2.0 million of its December 31, 2002 cash balance to repay approximately $4.5 million of long-term debt.

The Company amended its revolving credit facility (the “Facility”) with Comerica Bank-California (the “Bank”) in November 2003. As amended, the Facility expires June 1, 2005 and provides for a maximum availability of $20 million subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10 million of borrowings may be in the form of letters of credit. The Facility bears interest at the Bank’s prime rate (4.00% at September 30, 2003) or at the Company’s option, at LIBOR plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets of the Company. The Facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. At September 30, 2003, the Company had outstanding borrowings under the Facility of $5.2 million, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. The Company had credit availability under the Facility of $14.8 million at September 30, 2003.

In June 2003, the Company made a $2 million early repayment of a portion of its outstanding subordinated debt which was otherwise not due until 2008. In connection with the repayment, the Company incurred a $100,000 pre-payment fee and recorded an additional $100,000 charge to write off a pro rata share of the related loan costs. These aggregate costs of $200,000 are included in interest expense for the nine-month period ended September 30, 2003. In addition, the Company currently expects to make another $2 million early repayment of a portion of the outstanding subordinated debt during the fourth quarter of 2003. In connection with this expected second repayment, the Company will not incur a pre-payment fee but will record a $100,000 charge to write off a pro rata share of the related loan costs during the fourth quarter of 2003. By replacing this $4 million of higher interest-bearing subordinated debt with lower interest-bearing senior debt, the Company expects to save approximately $400,000 to $500,000 of interest costs over each of the next five years.

During the fourth quarter of 2003, the Company also expects to repurchase the entire $5.5 million of preferred stock previously issued to Mark Thatcher in connection with the acquisition of the Teva worldwide assets. In connection with the repurchase, the Company will pay Mr. Thatcher a premium of approximately $425,000, which is treated as a capital transaction and accordingly will have no impact on the Company’s net earnings for 2003. However, in accordance with Generally Accepted Accounting Principles (GAAP), the premium will reduce earnings available for common shareholders and, therefore, is

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

expected to negatively impact the fourth quarter earnings per share by approximately $0.04 per share (which is already included in the guidance discussed under “Outlook” above). However, going forward, the transaction is expected to eliminate approximately 1.5 million shares from the Company’s average diluted shares outstanding calculation beginning in 2004, effectively eliminating approximately 13% of the dilution from the earnings per share calculation.

The Company intends to complete the subordinated debt repayment and preferred stock repurchase transactions using a combination of the Company’s cash flows, borrowing availability under its line of credit and a $3.5 million increase in its senior term debt. The Company’s agreement with its senior lender for the $3.5 million increase in senior term debt is subject to receipt of the consent of Mark Thatcher as the holder of the Company’s junior subordinated notes. If it is unable to do so, the Company may seek other sources of borrowing or renegotiate the term loan which may result in terms less favorable to the Company. In total, the transactions are expected to reduce earnings per diluted share in the fourth quarter of 2003 by approximately $0.04, but should provide an improvement of approximately $0.12 per diluted share in 2004 and each year thereafter. These diluted earnings per share impacts are already included in the earnings per share guidance provided in the “Outlook” section above. All per share estimates are based upon the estimated weighted average outstanding shares. Changes in stock prices and other stock transactions would impact those estimates.

The Company’s ability to repurchase the preferred stock and repay its subordinated debt is subject to the Company’s available cash flows and borrowing availability, which are highly dependent on factors including the Company’s growth rate, the continued strength of the Company’s brands, its ability to respond timely to changes in consumer preferences, its ability to collect its receivables in a timely manner, its ability to effectively manage its inventory, the timing and extent of credit terms received from its vendors including its overseas factories, the volume of letters of credit used to purchase product, and the Company’s ability to forecast its future sales, inventory needs and cash flows and to subsequently achieve those forecasts, among other risk factors. In addition, the Company’s ability to secure the $3.5 million increase in senior term debt is subject to completion of the post-closing item discussed above.

Capital expenditures totaled $453,000 for the nine months ended September 30, 2003. The Company’s capital expenditures related primarily to the replacement of certain computer equipment, the expansion and new racking at the distribution center, and costs related to the Company’s new Teva promotional vehicles. The Company currently has no material future commitments for capital expenditures and currently expects capital expenditures for 2003 will likely range from $600,000 to $700,000. The actual amount of capital expenditures may differ from this estimate, largely depending on any unforeseen needs to replace existing assets.

In February 2002, the Company agreed to guarantee up to $1 million of a bank loan of an officer of the Company, which matures June 1, 2004. The guarantee is through the maturity date of the officer’s loan and the Company would have to pay under the guarantee should the officer default on the loan. As of September 30, 2003, approximately $1 million was outstanding under the officer’s loan from the bank, of which the entire amount was guaranteed by the Company. The fair value of the guarantee was immaterial at September 30, 2003.

In November 2002, the Company guaranteed on behalf of a third-party manufacturing factory up to $450,000 of its payables with a key supplier related to purchases through September 30, 2003. In prior years, the Company had provided a letter of credit, which was used by the factory to obtain credit at its suppliers for the production of Ugg inventory. The Company entered into this guarantee arrangement to avoid providing a letter of credit, and thereby avoid using a portion of the Company’s credit availability under its revolving credit facility. The Company received a corresponding personal guarantee of the related debt from the owner of the factory. The fair value of the guarantee was immaterial at September 30, 2003.

The Company’s Board of Directors has authorized the repurchase of up to 2,200,000 shares of common stock under a stock repurchase program. Such repurchases are authorized to be made from time to time in open market or in privately negotiated transactions, subject to price and market conditions, the Company’s cash availability and the terms of the Company’s new revolving credit facility, which prohibits the use of

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

related borrowings to repurchase common stock. Under this program, the Company repurchased approximately 973,000 shares for aggregate cash consideration of approximately $7.5 million prior to 1999. No shares have been repurchased since that time. At September 30, 2003, approximately 1,227,000 shares remain available for repurchase under the program. The Company does not currently have plans to repurchase additional shares in the foreseeable future.

The Company believes that internally generated funds, the available borrowings under its existing credit facilities, and the cash on hand will provide sufficient liquidity to enable it to meet its current and foreseeable working capital requirements. However, risks and uncertainties that could impact the Company’s ability to maintain its cash position include the Company’s growth rate, the continued strength of the Company’s brands, its ability to respond timely to changes in consumer preferences, its ability to collect its receivables in a timely manner, its ability to effectively manage its inventory, the timing and extent of credit terms received from its vendors including its overseas factories, the volume of letters of credit used to purchase product, and the Company’s ability to forecast its future sales, inventory needs and cash flows and to subsequently achieve those forecasts, among other risk factors.

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

Derivative Instruments

A substantial portion of the Company’s European sales for the nine month period ended September 30, 2003 was denominated in Euros. The majority of these sales occurred in the first quarter of the year, with lesser amounts in the remainder of the period. To reduce its risk to foreign currency fluctuations between the U.S. dollar and the Euro, the Company entered into forward contracts from time to time. However, beginning with the spring 2004 season, which begins to ship in the fourth quarter of 2003, the Company expects to transition from Euro denominated sales transactions in the European market to U.S. dollar denominated sales transactions. As of September 30, 2003, the Company had no outstanding forward contracts for Euros.

Market Risk

The Company’s market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States and changes in the Eurodollar rate. The Company’s revolving line of credit and senior term debt provide for interest on outstanding borrowings at rates tied to prime rate, or at the Company’s election tied to the Eurodollar rate. At September 30, 2003, the Company had outstanding borrowings aggregating $9.3 million under these two credit facilities. A 1% increase in interest rates on current borrowings would have a $93,000 impact on income (loss) before income taxes.

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

In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs had issued an opinion to the Company that certain popular Teva styles were covered by this anti-dumping duty legislation. Based on this opinion, Dutch Customs sought anti-dumping duties of approximately $500,000 from the Company, which the Company had appealed. In March 2003, an appeals court ruled that the duties were not levied by the appropriate governing body and ordered The Ministry of Economic Affairs (the “Ministry”) to determine the portion of the duties that was improperly levied and to nullify that portion. In May 2003, the Ministry completed its analysis and nullified the entire claim. As a result of this favorable final ruling, the Company reversed the previously established $500,000 accrual during the three months ended June 30, 2003, which is reflected as a reduction of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003.

Item 2.	Changes in Securities. Not applicable

Item 3.	Defaults upon Senior Securities. Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable

Item 5.	Other Information. Not applicable

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1	Amendment Number Three to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of August 6, 2003

31	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Exchange Act, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. None.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: November 14, 2003	/s/ M. Scott Ash

M. Scott Ash, Chief Financial Officer

(Duly Authorized Officer on Behalf of the
Registrant and Principal Financial and
Accounting Officer)