Form 10-K
period 2003-12-31
DECKERS OUTDOOR CORP
filed 2004-03-26
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     Aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2003 based on the closing price of the Common Stock on the NASDAQ National Market System on such date was $37,438,285.

     The number of shares of the registrant’s Common Stock outstanding at March 24, 2004 was 9,787,541.

     Portions of registrant’s definitive proxy statement relating to registrant’s 2004 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of registrant’s fiscal year ended December 31, 2003, are incorporated by reference in Part III of this Form 10-K.

Item 1. Business
DIVIDEND POLICY
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
PART III
Item 10.Directors and Executive Officers of the Registrant
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.Certain Relationships and Related Transactions
Item 14.Principal Accountant Fees and Services
Item 15.Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 14.1
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

DECKERS OUTDOOR CORPORATION

For the Fiscal Year Ended December 31, 2003

PART I

Item 1.	Business

General

      We are a leading designer, producer and brand manager of innovative, high-quality footwear and the category creator in the sport sandal and luxury sheepskin footwear segments. Our footwear is distinctive and appeals broadly to men, women and children. We sell our products through quality domestic retailers and international distributors and directly to end-user consumers through our websites and catalogs. Our primary objective is to build our footwear lines into global lifestyle brands with market leadership positions.

      We market our products under three proprietary brands:

      Teva. Teva is our outdoor lifestyle brand and the category creator of the outdoor sport sandal segment. Teva was created in the 1980’s to serve the demanding footwear needs of the professional river guide community, and this authentic outdoor heritage and commitment to function and performance remain core elements of the Teva brand. We have expanded Teva’s sports sandal line to include casual open-toe footwear, as well as hiking boots, trail running shoes, amphibious footwear and other rugged outdoor footwear styles.

      UGG. UGG is our luxury brand and the category creator in luxury sheepskin footwear. Our UGG line has enjoyed several years of strong growth and positive consumer receptivity, driven by consistent introductions of new styles, introductions of UGG products in the fall and spring seasons and geographic expansion of distribution. We carefully manage the distribution of our UGG line within high-end specialty and department store retailers in order to best reach our target consumers, preserve UGG’s retail channel positioning and maintain UGG’s position as a mid- to upper-price luxury brand.

      Simple. Simple is our moderately priced “anti-brand,” serving the needs of a youthful, irreverent consumer base seeking the comfort of athletic footwear but the styling of more traditional, understated, “back-to-basics” footwear. We have recently revised the Simple line to focus on its successful legacy categories, including sandals, clogs and casual athletic footwear. In addition, Simple enables us to selectively leverage our core footwear design and production competencies in channels of distribution not served by Teva or UGG.

      We believe our ability to continue to grow our future sales, earnings and market share has been significantly enhanced through achievement of three key recent initiatives:

      Teva Rights Acquisition. From 1985 until November 2002, we sold our Teva products under a licensing arrangement with Teva’s founder, Mark Thatcher. In November 2002, we acquired all of the Teva Rights from Mr. Thatcher and his wholly-owned corporation, Teva Sport Sandals, Inc. The acquisition enabled us to gain ownership of the Teva Internet and catalog business and allowed our brand managers to broaden the Teva line into attractive casual open-toe lines and rugged outdoor closed-toe footwear. This expansion of the Teva product line has increased the appeal of the brand and expanded overall retail placement. The acquisition also enabled us to:

•	eliminate significant royalties and other license costs;

•	eliminate product line expansion constraints under our former license agreement;

•	realize license opportunities for the Teva brand into additional brand-appropriate outdoor categories; and

•	enhance our ability to recruit and retain key senior management.

      Organizational Restructuring. In the last several years, we have reorganized our management infrastructure and developed a decentralized approach that gives our brand managers greater control over product development, marketing, and distribution for their respective brands. This approach strengthens our product development efforts and enables each brand manager to react quickly to important market trends and concentrate on the footwear demands of our customers and consumers. Our brand teams are highly focused on developing new products and marketing programs that drive strong sales growth but that remain true to each brand’s heritage. As a result, we have generated gross margins in excess of 41.8% in each of the past three years and achieved compound annual sales growth of approximately 15% in this period, while increasing our inventory levels by only 5% over the same period. Our central management team provides important expertise in disciplines common to each of our brands, including sourcing, time-to-market, quality control, credit, information systems technology and overall management of our capital resources.

      UGG Repositioning. UGG gained brand recognition in the U.S. beginning in 1979 and was adopted as a favored brand by the California surf community. We acquired UGG in 1995 and have carefully re-positioned the brand as the luxury sheepskin collection sold through high-end retailers. While our sales have grown steadily over the past six years, over the past two years UGG has benefited from significant national media attention and celebrity endorsement through our marketing programs and product seeding activities, further raising the profile of UGG as a luxury sheepskin brand. We intend to maintain UGG’s market positioning by carefully expanding the selection of styles available in order to build consumer interest in our UGG collection. We also remain committed to limiting distribution of UGG through high-end retail channels.

      Largely as a result of these three initiatives, our net sales have increased by 22.1%, from $99,107,000 in 2002 to $121,055,000 in 2003 and our income from operations has increased by 480.6% from $3,348,000 in 2002 to $19,438,000 in 2003. For 2003, wholesale shipments of Teva, UGG and Simple represented 60.1%, 28.5% and 6.0% of our total net sales, respectively. Sales of our brands through our Internet and catalog division are incremental to our wholesale shipments and generated 5.4% of total net sales in 2003.

History

      We were co-founded by Doug Otto in 1973 as a domestic manufacturer of sandals. We originally manufactured a single line of sandals under the Deckers’ brand name in a small factory in Carpinteria, California. Since then, we have grown through the development and licensing of proprietary technology, targeted marketing and selective acquisitions. In 1985, we entered into our first licensing agreement for Teva sport sandals with Teva’s founder, Mark Thatcher. In 1986, we developed the Universal Strapping System, establishing Teva as the sport sandal category-creator and generating significant national attention for the Teva brand.

      We experienced a period of rapid growth during the late 1980’s and completed our initial public offering in 1993. As our sales grew, we terminated our manufacturing operations in the U.S., Mexico and Costa Rica, and today all of our footwear products are manufactured for us by independent manufacturers in the Far East, Australia and New Zealand. We maintain our own offices in China and Macau to monitor the operations of our Far East manufacturers.

      In order to diversify our sales and leverage our product development and sourcing capabilities, we completed the acquisition of Simple from its founder in a series of transactions between 1993 and 1996. In 1995, we acquired UGG from its founders. After our acquisition of UGG, we initiated a re-positioning of the line, focusing on comfort, luxury and premium distribution channels and developing products that appeal to consumers in a variety of climates.

      From 1985 until November 2002, we sold our Teva products under a licensing arrangement with Teva’s founder, Mark Thatcher. In November 2002, we acquired all of the Teva Rights from Mr. Thatcher and his wholly owned corporation, Teva Sport Sandals, Inc.

Business Strategies

      We seek to differentiate our brands by offering diverse lines that emphasize authenticity, functionality, quality and comfort and products tailored to a variety of activities and demographic groups. Key elements of our business strategies are:

      Build Leading Global Brands. Our mission is to build niche footwear lines into global brands with market leadership positions. Our Teva and UGG brands began as footwear lines appealing to a narrow core enthusiast market. We have since built these lines into substantial global lifestyle brands with significant potential for further growth and line extension. Across our brands, our styles remain true to the brands’ heritage but have been selectively extended over time to broaden our appeal to men, women and children seeking high quality, comfortable styles for everyday use. Furthermore, we actively manage our brands to ensure that we reach brand appropriate retail distribution channels. We believe that building our domestic and international brand image is best accomplished through a decentralized management structure that empowers a single brand manager to coordinate all aspects of brand image, from product development to marketing and retail channel management.

      Sustain Brand Authenticity. We believe our ability to grow our brands, sustain strong gross margins and maintain strong market share results, in part, from consumer loyalty to the heritage of our brands. We believe Teva consumers are passionate and serious about the outdoors, and our marketing programs feature national advertising in outdoor-oriented media as well as grass roots marketing through sponsorship of outdoor events and professional athletes. These marketing efforts reinforce the river-guide heritage of Teva and Teva’s positioning as a highly technical, performance-oriented footwear leader. Our UGG marketing strategy highlights the brand’s positioning as functional footwear, but also as a premium, luxury collection. UGG is primarily marketed through national print advertising in major women’s magazines and through our retailers and their catalogs and advertising. We promote our Simple brand by emphasizing Simple’s heritage sneaker and clog businesses in marketing targeted to youth-oriented markets in major U.S. cities. In 2004, our key marketing objective for Simple is to reintroduce the brand to the marketplace using a grass roots approach in our marketing and media plan. We will focus our advertising on our “we clog” and “we sneaker” campaigns in alternative weekly publications and other non-mainstream media.

      Drive Demand Through Innovation and Technical Leadership. We believe our reputation for innovation and technical leadership distinguishes our Teva and UGG products from those of our competitors and provides us with significant competitive advantages. Our proprietary Universal Strapping System launched Teva’s popularity in the mid-1980’s. Recent technical advances in our Teva footwear include our Liquid Frame Technology and our Wraptor technology, all designed to provide maximum stability, support and comfort under rugged usage. We recently introduced closed-toe footwear, which currently represents approximately 14.1% of Teva’s net sales. We anticipate introducing new styles for fall 2004 that incorporate Vibram® soles and Gore-Tex® fabrics. We continue to develop innovative styles, products and product categories for our UGG collection in order to support UGG’s positioning as a functional lifestyle brand. UGG has benefited from expansion into non-boot casuals and other sheepskin-trimmed footwear, designed to expand our market share in new categories and increase our sales in the fall and spring.

      Maintain Efficient Production Process. We believe our product development processes enable us to produce leading edge products on a timely and a cost effective basis. We design our products domestically. We maintain an on-site supervisory office in Pan Yu City, China that serves as a local link to our independent manufacturers in the Far East, enabling us to carefully monitor the production process, from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement.

Growth Strategies

      Our growth will depend upon our broadening of the products offered under each brand, expanding domestic and international distribution, licensing our brand names and developing or acquiring new brands. Specifically, we intend to:

      Introduce New Categories and Styles under Existing Brands. We intend to increase our sales by developing and introducing additional footwear products under our existing brands that meet our high standards of performance, practicality, authenticity, comfort and quality. We have expanded Teva’s open-toe footwear category by launching new casual styles. We also have introduced several closed-toe lines under the Teva brand, including amphibious footwear, hikers, trail runners and other rugged outdoor footwear. We plan further expansion into the hiking, trail running and rugged outdoor arenas, where the aggregate market is considerably greater than the market size for Teva’s core sport sandals. We have expanded our UGG collection to incorporate additional styles and fabrications in order to further penetrate the fall, spring and winter seasons. We expect to grow our Simple brand by re-introducing our heritage clog and sneaker categories for both men and women. Simple has introduced “comfy” sandals, leveraging one of our core competencies. We have also introduced suede, fleece-lined footwear under the Simple brand to reach retail distribution not currently offered by UGG.

      Expand Domestic Distribution. We believe that we have significant opportunities to increase our sales by expanding domestic distribution of our products. Our Teva brand has generally been distributed through the outdoor specialty and sporting goods retail channels. We have identified the potential for expansion into additional retail channels through the development of special make-up styles for retailers who have limited store overlap with our core specialty outdoor and sporting goods customers. UGG has historically realized a substantial portion of its sales in California. Over the past four years we have experienced increasing demand for UGG distribution outside California, and we expect to capitalize on significant demand in the Midwest and East Coast markets. For Simple, we are repositioning the brand by focusing on our legacy styles in order to re-connect with our consumer base and by broadening the appeal of Simple to new channels of distribution. The legacy products are primarily clogs, athletic-inspired footwear and comfort sandals. We have also introduced a Simple suede, fleece-lined product line to access retail channels that are precluded from selling our UGG product line.

      Expand International Distribution. In 2003, our international net sales totaled $22,345,000, representing approximately 18.5% of total net sales. We believe significant opportunities exist to market our products abroad, and we intend to selectively expand their distribution worldwide. We entered into an agency arrangement with a firm in the United Kingdom for the coordination of our sales, distribution, marketing and advertising efforts in the European markets. In addition, in 2003 we entered into an agency agreement with a U.S. firm to coordinate our sales and marketing efforts in Asia.

      Pursue Licensing of Brands in Complementary Product Lines. We are pursuing selective licensing of our brand names in product categories beyond footwear. We have signed an agreement with an agency to assist in coordinating the efforts for the licensing of products that complement our trademark protected products. In July 2003, we initiated a domestic Teva licensing program, consisting of U.S. licenses for men’s sportswear, headwear, eyewear and timepieces. We have also signed a license agreement for UGG handbags and related small leather goods and have several UGG related licensing opportunities under consideration, including outerwear and accessories. We are developing additional licensing programs carefully to ensure that licensed goods remain consistent with our brands’ heritage. We have only recently initiated the licensing strategy and, as a result of the lead times required to bring products to market, we have not realized revenue from these licensing initiatives.

      Build New Brands. We intend to continue to focus on identifying, developing or acquiring, and building new brands. We have been successful previously in identifying entrepreneurial concepts for innovative, fashionable footwear targeted at niche markets and building these concepts into viable brands utilizing our expertise in product development, production and marketing. We intend to continue to identify and build new brands with the potential for significant future growth.

Products

      Our primary product lines are:

      Teva Sport Sandals and Footwear. “The brand of choice for the new outdoor athlete.” We believe there has been a general shift in consumer preferences and lifestyles to include more outdoor recreational activities, including hiking, trail running, bouldering, kayaking, kite boarding and whitewater river rafting. These consumers typically seek footwear specifically designed with the same quality and high performance attributes they have come to expect from traditional athletic footwear. The first Teva sport sandal was developed in the 1980’s to meet the demanding needs of professional rafting guides navigating the Colorado River and the rugged Grand Canyon terrain. As our core consumers’ pursuits have evolved, we have retained our outdoor heritage while adding new products to our line, including slides, thongs, amphibious footwear, trail running shoes, hiking boots and rugged closed-toe footwear. Our brand remains popular among professional and amateur outdoorsmen seeking authentic, performance-oriented footwear, as well as general footwear consumers seeking high quality, durable and comfortable styles for everyday use.

      Our Teva line comprises six core footwear collections:

Originals. The Originals Series is a collection of sandals and thongs utilizing Teva’s classic rugged architecture. This Series leverages the Teva brand heritage as the inventor of the sport sandal and remains a distinctive choice for both performance-oriented users and casual buyers. Our Originals feature our proprietary Universal Strapping System or Wraptor technology as well as cellular rubber, molded EVA or polyurethane soles and high-quality nylon webbing or leather designed to hold the foot firmly in place. Our U.S. patent on our Universal Strapping System, which we use in most of our Teva sandals, expires in September 2007.

Hydro. The Hydro Series builds upon our legacy as the category leader in whitewater-designed footwear. Hydro consists of sandals and closed-toe amphibious footwear built for high performance and rugged outdoor use. This series includes men’s and women’s sport sandals and other outdoor footwear ideal for professional and amateur outdoor enthusiasts and adventurers. Our Hydro Series incorporates many proprietary technologies including our Wraptor or Liquid Frame technologies as well as quick draining monofilament mesh, specially formulated sticky rubber outsoles designed to adhere to slippery rocks, form fitting neoprene and water-repelling leathers.

Terrain. The Terrain Series is a line of sandals and closed-toe footwear designed with Teva technologies applied to a performance terrain product for use in rugged outdoor environments such as hiking trails and canyons. The Terrain Series includes performance walking sandals and running sandals, as well as hiking boots and trail running shoes. To meet our consumers’ expanded needs and to provide them with the best product possible, we have partnered with many of the world’s leading providers of footwear technology for specialty component materials, including Vibram®, Five Ten® and Gore-Tex®.

Nomadic. Our Nomadic Series represents a collection of leather casual sandals and closed-toe footwear true to Teva’s performance-oriented outdoor heritage but designed for more casual use. The Nomadic Series consists of men’s and women’s leather and suede sandals, closed-toe shoes, slides and clogs featuring rugged, contemporary styles for the traveler and adventurer.

Sun and Moon. Our Sun and Moon Series features fun, youthful and colorful slides and thongs in a variety of materials including waterproof leather, nylon, suede and air mesh. The Sun and Moon Series is designed to leverage our sandal making capabilities and to appeal to fashion-oriented consumers seeking pre-activity and post-activity footwear alternatives that express a casual lifestyle and individual spirit.

Kids and Infants. Our children’s series is an assortment of sandals incorporating a variety of materials including leather, waterproof suede, nylon, neoprene and mesh, as well as slip-on water shoes, hikers and other styles of amphibious footwear. In addition, for the 2004 season, we have expanded our product offering with a variety of styles of sandals and closed-toe footwear, including an assortment of styles that are reflective of our adult offerings.

      We intend to continue to build upon Teva’s broad and deep line of performance and casual footwear. Our 2004 line features over 100 different product styles with domestic manufacturer’s suggested retail prices for adult sizes ranging from $20.00 to $120.00.

      UGG Footwear. “The premier brand in luxury and comfort sheepskin.” Beginning in 1979, UGG gained brand recognition in the U.S. for sheepskin boots and slippers and was later adopted as a favored brand by the California surf community. We acquired the brand in 1995 and expanded the collection, offering consumers a luxurious and distinctive look in sheepskin fabrications.

      Our UGG product line comprises six core footwear collections:

Classic Collection. We offer a complete line of sheepskin boots built on the heritage and distinctive look of our first product, the Classic Sheepskin boot. Our classic collection products are distinctive in styling, featuring earth tones and pastels.

Ultra Collection. The Ultra Collection builds upon the heritage of our original Classic. These boots are designed with our comfort system, featuring a multi-surfaced lugged bottom with a heel-cushioning insert that offers enhanced traction, support and comfort. Our Ultra Collection also features a three-part insole designed to provide all-day comfort and support and a reflective barrier that captures body heat to create a natural foot warming mechanism. Our sheepskin products are naturally thermostatic, keeping feet comfortable across a wide range of temperatures.

Fall Collection. This collection features a more modern and refined look with sheepskin combined with smooth leather uppers in distinctive patterns and styles. This collection features a variety of shoes, clogs and boots and provides UGG consumers with the versatility to utilize sheepskin styling for a wider variety of occasions and outfits.

Adirondack Collection. This collection is designed for consumers seeking more rugged styling. The Adirondack line features seam-sealed rugged outsoles and waterproof leathers designed to withstand colder, wetter climates.

Fluff Momma Collection. This is our most playful and distinctive assortment. The Fluff Momma features untrimmed and colored sheepskin fleece exposed on the entire boot.

Slipper Collection. Our popular Slipper Collection builds upon the UGG heritage of foot comfort and warmth.

      We have expanded our UGG collection from the Classic Sheepskin boot to a broad sheepskin footwear line for men, women and children in a variety of styles and colors, designed for wear in a variety of climates and occasions. Line expansion strategies have resulted in significantly increased exposure for our UGG collection and have contributed to the growth of UGG’s first, second and third quarter business, in addition to our well developed fourth quarter business. The domestic manufacturer’s suggested retail prices for adult sizes for the UGG line range from $50.00 to $275.00.

      Simple Casual Footwear. “The brand of choice for a simple, uncomplicated lifestyle.” The Simple line of casual shoes combines the comfort of athletic footwear construction with the simple, understated styling of “back-to-basics” casual footwear. The line was launched in the early 1990s as an “anti-brand” catering to irreverent 17 to 30 year old consumers unhappy with the trend toward flashy footwear produced by national athletic brands. The brand has expanded to a line of casual clogs, sneakers, sandals and suede, fleece-lined footwear, and remains an important brand for retailers seeking to attract young consumers desiring practical, expressive styling.

      Our Simple product line comprises four core footwear collections:

Sneakers. Our sneaker line features stylish yet understated footwear designed to be both functional and expressive. Our sneakers feature performance-oriented construction including EVA insoles, non-marking, durable rubber outsoles and performance leather and suede uppers.

Clogs. Building on the heritage of our original clogs, our current clog series features comfortable insoles and fashionable uppers.

Sandals. We offer a wide variety of casual sandals for men and women plus a newly introduced line of fun and colorful sandals designed principally for young female consumers.

Suede, Fleece-Lined Boots. We have introduced a casual line incorporating fleece lining and suede uppers.

      We have revised the Simple line in order to return our focus on male and female consumers between the ages of 17 and 30. We have refined the line and added several new styles of clogs, sandals, sneakers and leather casuals to our offerings, including several athletically inspired styles for men and women. We also offer suede, fleece-lined footwear, which enables us to leverage our sheepskin production capabilities and sell this footwear at lower price points than our UGG brand into distribution channels that are precluded from offering our UGG brand. The domestic manufacturer’s suggested retail prices for adult sizes of Simple products range from $30.00 to $88.00.

Licensing

      To capitalize on the strength of our brands, we are pursuing the licensing of our brand names in product categories beyond footwear. As part of this approach, in 2002, we signed agency agreements with BHPC Global Licensing, Inc., our licensing agency, to assist us in identifying license candidates and coordinating the efforts for the licensing of the Teva, UGG and Simple trademarks on products ranging from sportswear and outerwear to bags, packs and other accessories.

      In July 2003, we initiated a Teva licensing program with strategic partners, which currently consists of U.S. licenses for men’s sportswear, headwear, eyewear and timepieces. We are selectively developing additional licensing programs to ensure that licensed goods remain consistent with the Teva brand’s heritage. In addition, we have signed a license agreement for UGG handbags and related small leather goods and have several other UGG related licensing opportunities under consideration, including outerwear and accessories.

      BHPC is a full-service licensing agency that has substantial experience in product licensing. We pay BHPC a commission on royalty income that we receive. To date, we have not recorded any royalty income or any related commissions expense. BHPC is owned by one of our directors, Daniel L. Terheggen.

      Products made under license will be sold primarily through the same retail channels as our footwear product offering. Products sold under license are currently under development and are expected to be sold at retail beginning in the fourth quarter of 2004. Our licensing agreements generally give us the right to terminate the license if specified sales targets are not achieved.

Sales and Distribution

      We distribute our products in the U.S. through a dedicated network of approximately 37 independent sales representatives. Our sales representatives are organized geographically and visit retail stores to communicate the features, look and technology of our products. In addition, we have five in-house sales representatives who serve as key account executives for several of our largest customers.

      Our sales force is divided into two teams, one for Teva and one for UGG and Simple, as the UGG and Simple brands are generally sold through non-outdoor specialty and non-sporting goods distribution channels and are targeted toward a different customer than our Teva brand. Our sales manager for each brand recruits and manages his or her networks of sales representatives and coordinates sales to national accounts. We believe this approach for the U.S. market maximizes the selling efforts to our national retail account base on a cost-effective basis.

      Internationally, we distribute our products through 32 independent distributors. Shipments to Europe are primarily facilitated through third party distribution in the Netherlands. All other international shipments are made directly from our independent manufacturers.

      Our principal customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers and shoe stores. Our five largest customers accounted for approximately 20.5% of our net sales for 2003, compared to 23.1% for 2002. No single customer accounted for more than 9.0% of our net sales for 2002 or 2003.

      Teva. We sell our Teva products primarily through specialty outdoor and sporting goods retailers such as REI, Eastern Mountain Sports, L.L. Bean, Dick’s Sporting Goods and The Sports Authority. We believe this retail channel is the first choice for athletes, enthusiasts and adventurers seeking technical and performance-oriented footwear. Furthermore, we believe that our Teva products are best sold by retailers who appreciate and can fully market the technical attributes of our products to the consumer. We also sell special make-up Teva products in selected retailers in order to reach consumers who are less outdoor-oriented but who seek out our products due to their durability, comfort and fit.

      UGG. We sell our UGG products primarily through independent specialty retailers such as Fred Segal, David Z. and Sport Chalet and high-end department stores such as Nordstrom, Marshall Field’s and Neiman Marcus. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who appreciates the fashion and functional elements of our UGG products.

      Simple. We market our Simple products primarily to independent specialty retailers such as J. Jill and Steve’s Shoes and selected department stores such as Nordstrom, targeting consumers seeking understated styling and “back-to-basics” looks. Our Simple products are broadly distributed in order to attract our target demographic, men and women between the ages of 17 and 30.

      We distribute products sold in the U.S. through our 126,000 square foot distribution center in Ventura, California. The distribution center features an inventory management system that enables us to efficiently pick and pack products for direct shipment to retailers across the country. For certain customers requiring special handling, each shipment is pre-labeled and packed to the retailer’s specifications, enabling the retailer to easily unpack our product and immediately display it on the sales floor. All incoming and outgoing shipments must meet a rigorous quality inspection.

Consumer Direct

      We acquired the Internet and catalog businesses as part of the acquisition of the Teva Rights. The consumer direct business enables us to reach consumers through our Internet business under the Teva.com, UGGs.com, UGGAustralia.com and SimpleShoes.com Internet addresses and through direct mailings. Our mailing list includes approximately 300,000 consumers who have purchased at least once in the past 36 months. We currently average approximately 450 direct orders daily and have recently reorganized our order fulfillment operations from Flagstaff, Arizona to our distribution center in Ventura, California in order to reduce the cost of order cancellation, minimize out of stock positions and further leverage our distribution center occupancy costs. We generally sell our products through our direct channels at the manufacturer’s suggested retail price, enabling us to capture the full retail margin on each direct transaction.

Marketing and Advertising

      Our brands are generally advertised and promoted through a variety of consumer print advertising campaigns. We benefit from highly visible editorial coverage in both consumer and trade publications. Each brand’s dedicated marketing team works closely with targeted accounts to maximize advertising and promotional effectiveness. We incurred approximately $6,087,000, $7,456,000 and $6,594,000 in advertising, marketing and promotion expenses in 2001, 2002 and 2003, respectively.

      Teva. We use several marketing methods to promote the Teva brand, including:

•	a targeted print advertising campaign;

•	promotions at a variety of festivals, events and competitions;

•	sponsorship of local athletes and national athletes such as the Teva Whitewater Team, the Teva U.S. Mountain Running Team and the SOBE Headshock Mountain Bike Team;

•	discount programs to professional river guides, kayakers, mountain bikers and rock climbers;

•	product seeding with professional athletes; and

•	in-store promotions.

      We advertise the Teva brand through the placement of print advertisements in leading outdoor magazines such as Backpacker, Outside, National Geographic Adventurer, Hooked on the Outdoors and Paddler. As we have added new product categories to the Teva brand, we have broadened our advertising presence to reach new consumers. To support our introduction of Teva trail running shoes, we advertise in Trail Runner, Runner’s World and Running Times, among other publications. We also advertise in more mainstream publications such as Men’s Journal in order to support our casual footwear lines.

      The Teva brand is closely associated with outdoor lifestyle pursuits such as river rafting, kayaking, mountain biking, hiking and trail running. We sponsor outdoor events in the U.S. including the Teva Mountain Games at Vail, the Teva Vail Trail Running Series, the Santa Cruz Surf Kayak Festival in Santa Cruz, California, the Telluride Bluegrass Festival in Telluride, Colorado and the Reggae on the River event in Garberville, California, among others. We believe our sponsorship of these events further links our Teva brand with its outdoor heritage and generates increased product exposure and brand awareness. Internationally, we sponsor outdoor events in France, Switzerland and Italy in order to increase our brand visibility to the core European outdoor consumer.

      We sponsor some of the world’s best male and female professional and amateur athletes across several sports. Our Teva promotional team attends events across the U.S. in dedicated, state-of-the-art promotional vehicles prominently featuring our Teva logo. The promotions team showcases Teva products at events and provides consumers with the opportunity to see and sample our latest styles. We recently initiated a partnership with Volkswagen whereby the Teva technical representatives are outfitted in Teva branded Volkswagen Eurovans and Touaregs for travels across the U.S. We believe by outfitting and sponsoring these highly visible athletes and teams, we create brand and product awareness among our targeted consumers at a relatively low cost.

      UGG. We seek to build upon the success of our UGG national print advertising campaign. We currently advertise in upscale national magazines such as Vogue, Elle, and O Magazine. We believe such advertising is an effective means to target our intended consumers and to convey the high quality and luxurious appeal of UGG products. We also benefit from editorial coverage of the UGG product. Articles have appeared in such magazines as Glamour, InStyle, Cosmopolitan, Marie Claire, People, US Weekly, Maxim, Shape, Self, O Magazine and Real Simple. In 2003, UGG was awarded “Brand of the Year” by Footwear News, a leading industry trade publication.

      We also actively seek to place UGG products at selected events. During the 2002 Winter Olympic Games we outfitted all of the children in the Children of the Light performance with UGG boots. During the Medal Ceremonies, Olympic staff presenting medals to the Olympic athletes also wore UGG boots. We believe this product placement further strengthened the consumer’s image of UGG products as high quality, luxurious sheepskin goods well-suited for use in cold weather.

      We also have improved visibility of the UGG brand through placement of the product in selected television shows and feature films. UGGs have appeared on numerous shows, including Sex and the City, Judging Amy, The King of Queens, Still Standing, Will and Grace, Cedric the Entertainer Presents, Dawson’s Creek, Everwood, Friends and Saturday Night Live. Our marketing efforts have also resulted in UGG product appearances in the following recent and upcoming feature films: Eternal Sunshine of the Spotless Mind starring Kate Winslet and Jim Carrey, Haunted Mansion starring Eddie Murphy, Raising Helen starring Kate Hudson, Surviving Christmas starring Ben Affleck and Christina Applegate and Wicker Park starring Josh Hartnett. In addition, UGG has been embraced by Hollywood celebrities, who are often seen and photographed in UGG boots. This celebrity exposure for UGG has been the subject of recent publicity including articles in US Weekly, USA Today, People and People.com. UGG boots have been a featured item on the Oprah Winfrey gift show in 2000 and 2003. We believe our targeted consumers identify with celebrities and that greater exposure further heightens awareness of the brand and stimulates sales.

      Simple. The Simple consumer identifies with a certain irreverent culture, and we seek to reach that consumer through a focused grassroots marketing approach that will introduce the brand to influential communities around the country. These marketing efforts will focus on the following major cities: Los Angeles, San Francisco, New York City, Chicago, Boulder, Austin and Nashville. In support of our grassroots initiatives, we will focus on advertising in alternative weekly publications, which will provide us with the opportunity to reach a large number of people through a cost efficient, non-mainstream medium. Publications will include New York City’s Time Out, Los Angeles Weekly, San Francisco Bay Guardian, New City (Chicago), Boulder Weekly, Nashville Scene and Austin Insite. We will identify our key customers in these advertisements to drive store traffic.

      Simple will continue to work with its public relations agency to get editorial placement of key styles in youth and trend magazines, television shows, independent films and with cutting-edge influential artists and musicians. Our efforts have resulted in publication appearances in Teen People, Maxim, Nylon, Lucky and Surfing Girl, and television appearances on VH1 and MTV.

Product Design and Development

      The design and product development staff for each of our brands creates and introduces new innovative footwear products that combine our standards of high quality, comfort and functionality. The design function for all of our brands is performed by a combination of our internal design and development staff plus outside design firms. By introducing outside firms to the design process, we believe we are able to review a variety of different design perspectives on a cost-efficient basis and anticipate color and style trends more quickly.

      To ensure that Teva’s high performance technical products continue to satisfy the requirements of our historical consumer base of performance-oriented “core enthusiasts,” our design staff solicits comments and feedback from our Team Teva whitewater athletes, the Teva U.S. Mountain Running Team and other professional outdoorsmen, as well as several of our retailers, including REI, Eastern Mountain Sports, Galyan’s and L.L. Bean. We add new innovations, components and styles to our product line regularly based on their input. We recently designed and introduced a new line of trail runner shoes incorporating our patented Liquid Frame Technology, a technology designed to provide a precise running fit based on input from our trail running team. We have also incorporated our proprietary Wraptor technology into performance running sandals, an assortment of hikers and certain styles of our high performance guide sport sandals specifically targeted at professional outdoorsmen and adventurers. In addition, for added traction and durability, we have incorporated various materials in our Teva sandals, including Spider Rubber — a sticky, non-slip rubber outsole material for use across wet and dry terrain, Traction Rubber — a highly durable and abrasion resistant material designed specifically for the extra rigors of land use, and River Rubber — a non-slip material designed to offer superior grip on smooth wet surfaces such as rocks, fiberglass and raft rubber.

      Our UGG and Simple products are designed to appeal to consumers seeking our distinctive and innovative styling. We strive to be a leader in product uniqueness and appearance by regularly updating our UGG and Simple lines, which also generates further awareness and interest in the UGG and Simple collections. We believe our ability to incorporate up-to-date styles without deviating from UGG’s classic look, combined with performance-oriented features consumers have come to expect, results in continued enthusiasm for our brand in the marketplace.

      In order to ensure quality, consistency and efficiency in our design and product development process, we continually evaluate the availability and cost of raw materials, the capabilities and capacity of our independent contract manufacturers and the target retail price of new models and lines. The design and development staff works closely with brand management to develop new styles of footwear for their various product lines. We develop detailed drawings and prototypes of our new products to aid in the conceptualization and to ensure our contemplated new products meet the standards for innovation and performance our consumers demand. Throughout the development process, members of the design staff coordinate internally and with our domestic and overseas product development, manufacturing and sourcing personnel toward a common goal of developing and producing a high quality product to be delivered on a timely basis.

Manufacturing

      We are not involved in the direct manufacture of footwear. We outsource the manufacturing of our Teva and Simple footwear and a portion of our UGG footwear to independent manufacturers in the Far East. We also outsource the manufacturing of the remaining UGG footwear to independent manufacturers in Australia and New Zealand. We have no long-term contracts with our manufacturers. As we grow, we expect to continue to rely exclusively on independent manufacturers for our sourcing needs.

      The production of footwear by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. To ensure the production of high quality products, many of the materials and components used in production are purchased from independent suppliers designated by us. Excluding sheepskin, we believe that substantially all the various raw materials and components used in the manufacture of the footwear, including rubber, leather and nylon webbing are generally available from multiple sources at competitive prices. We outsource our manufacturing requirements on the basis of individual purchase orders rather than maintaining long-term purchase commitments with our manufacturers.

      At our direction, our manufacturers currently purchase the majority of our sheepskin used in our products from two tanneries in New Zealand and China. We maintain a constant dialog with the tanneries to monitor the supply of sufficient high quality sheepskin available for our UGG footwear production. To ensure adequate supplies for our manufacturers, we forecast our usage of top grade sheepskin one year in advance at a forward price. We believe supplies are sufficient to meet our needs in the near future but we continue to search for alternate suppliers in order to accommodate any unexpected future growth.

      We have instituted pre-production and post-production inspections to meet or exceed the high quality demanded by consumers of our products. Our quality assurance program includes on-site inspectors at our independent manufacturers who oversee the production process and perform quality assurance inspections. We also inspect our products upon arrival at our U.S. distribution center.

Patents and Trademarks

      We now hold 16 U.S. patents, two Australian patents and one patent in each of New Zealand, China, South Korea, Germany, France, Japan and the United Kingdom for Teva footwear. In addition, we have pending patent applications in Australia, Canada, China, Hong Kong, Mexico and the U.S. Our U.S. patent for the Teva Universal Strapping System, which is used in most of our Teva sandals, expires in 2007. As a result of the expiration of the applicable period during which foreign patent applications were required to have been filed by the former licensor, we do not and cannot hold certain patent rights for Teva footwear in certain countries. We also currently hold Teva trademark registrations in the U.S. and in many other countries, including France, Germany, the United Kingdom, Japan and Australia. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties. Prior to the Teva Rights acquisition, Mark Thatcher successfully enforced his patent and trademark rights in all 20 concluded lawsuits brought against such third parties.

      We own the UGG and Simple trademarks and have applied for or received registrations for them in the U.S. and in many foreign countries. We have selectively registered style category names and marketing slogans. In addition, we hold two design patents for our Simple footwear products.

Backlog

      Historically, we have encouraged our customers to place, and we have received, a significant portion of orders as pre-season orders, generally four to eight months prior to shipment date. We provide customers with incentives to participate in such pre-season programs to enable us to better plan our production schedule, inventory and shipping needs. Unfilled customer orders as of any date, which we refer to as backlog, represent orders scheduled to be shipped at a future date and do not represent firm orders. The backlog as of a particular date is affected by a number of factors, including seasonality and the scheduling of manufacture and shipment of products as well as variations in the quarter to quarter and year to year preseason incentive program. The mix of future and immediate delivery orders can vary significantly from quarter to quarter and year to year. As a result, comparisons of the backlog from period to period may be misleading.

Competition

      The casual, outdoor, athletic and fashion footwear markets are highly competitive. We compete with numerous domestic and foreign footwear designers, manufacturers and marketers. Our Teva footwear line primarily competes with Nike, adidas-Salomon, Timberland, Merrell and Columbia Sportswear. Our UGG footwear line primarily competes with Merrell, Acorn, Aussie Dogs, LB Evans and Timberland, as well as retailers’ private label footwear. In addition, due to the popularity of our UGG products, we face increasing competition from a significant number of competitors selling “knock-off” products. Our Simple footwear line primarily competes with Steve Madden, Dr. Marten, Camper, Kenneth Cole, Skechers, Diesel, Guess? and Puma. Some of our competitors are significantly larger and have significantly greater resources than we do.

      Our three footwear lines compete primarily on the basis of brand recognition and authenticity, product quality and design, functionality and performance, fashion appeal and price. Our ability to successfully compete depends on our ability to:

•	shape and stimulate consumer tastes and preferences by offering innovative, attractive and exciting products;

•	anticipate and respond to changing consumer demands in a timely manner;

•	maintain brand authenticity;

•	develop high quality products that appeal to consumers;

•	appropriately price our products;

•	provide strong and effective marketing support; and

•	ensure product availability.

      We believe we are particularly well positioned to compete in the footwear industry. Our diversified portfolio of footwear brands and products allows us to operate a business that does not depend on any one demographic group, merchandise preference or product trend. We have developed a portfolio of brands that appeals to a broad spectrum of consumers. We continually look to acquire or develop more footwear brands to complement our existing portfolio and grow our existing consumer base.

Employees

      At December 31, 2003, we employed approximately 134 full-time employees in our U.S. facilities and 29 full-time employees located in China and Macau, none of whom is represented by a union. We believe our relationships with our employees are good.

Item 2.	Properties

      We lease, rather than own, all of our facilities. Our corporate headquarters is located in Goleta, California. We have a distribution center in Ventura, California, and our Internet and catalog operations are located in Flagstaff, Arizona. We also have small offices in Macau and in China to oversee the quality and manufacturing standards of our products. We have no manufacturing facilities since all of our products are manufactured by independent manufacturers in the Far East, Australia and New Zealand. All of our facilities are leased from unrelated parties. We consider our facilities to be suitable for our needs.

      The following table reflects the location, use and approximate size of our significant real properties:

		Approximate
Facility Location	Description	Square Footage

Ventura, California	Warehouse Facility	126,000
Goleta, California	Corporate Offices	30,000
China	Office Facility	4,200
Flagstaff, Arizona	Internet/ Catalog Vacant Warehouse	3,000
Flagstaff, Arizona	Internet/ Catalog Office Facility	2,400
Macau	Office Facility	2,000

Item 3.	Legal Proceedings

      We are involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect on our financial condition or results of operations. Additionally, we have many pending disputes in the U.S. Patent and Trademark Office, foreign trademark offices and U.S. federal and foreign courts regarding unauthorized use or registration of our Teva, UGG and Simple trademarks. We also are aware of many instances throughout the world in which a third party is using our UGG trademark within its Internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva and UGG products. We have contacted a majority of these unauthorized users and counterfeiters and in some instances may have to escalate the enforcement of our rights by filing suit against the unauthorized users and counterfeiters. Any decision or settlement in any of these matters that allowed a third party to continue to use our Teva, UGG or Simple trademarks or a domain name with our UGG trademark in connection with the sale of products similar to our products or to continue to manufacture or distribute counterfeit products could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition.

      We were recently notified by a governmental agency that we have improperly shipped certain water repellant and a cleaning solution for our footwear manufactured by one of our suppliers that is listed as a hazardous material in federal regulations. We are reporting to the agency directly and have discontinued shipping the product. The agency might assert sanctions against us which could range from a nominal amount to a larger amount which might have a material adverse effect on our results of operations and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “DECK.” The following table shows the range of low and high closing sale prices per share of our common stock as reported by the Nasdaq National Market for the periods indicated.

	Common Stock
	Price Per Share

	Low	High

Year ended December 31, 2002:
First Quarter	$4.02	$5.25
Second Quarter	$4.28	$5.52
Third Quarter	$3.75	$5.00
Fourth Quarter	$2.83	$4.48
Year ended December 31, 2003:
First Quarter	$3.45	$4.99
Second Quarter	$4.20	$6.69
Third Quarter	$6.40	$10.13
Fourth Quarter	$10.00	$20.81

      As of March 1, 2004, there were approximately 132 record holders of our common stock.

DIVIDEND POLICY

      We have not declared or paid any cash dividends on our common stock since our inception. We currently anticipate that we will retain all of our earnings for the continued development and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Moreover, our debt facilities contain covenants expressly prohibiting us from paying cash dividends.

Item 6.                      Selected Consolidated Financial Data

      We derived the following selected consolidated financial data from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following consolidated financial information together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained or incorporated by reference herein.

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Statement of Operations Data:
Net sales:
Teva wholesale	$80,963	$79,732	$61,221	$64,849	$72,783
UGG wholesale	12,104	15,310	19,185	23,491	34,561
Simple wholesale	15,529	16,328	10,853	10,159	7,210
Internet/ catalog	—	—	—	608	6,501
Other	2,503	2,368	202	—	—

Total net sales	111,099	113,738	91,461	99,107	121,055
Cost of sales	66,051	63,540	52,903	57,577	69,710

Gross profit	45,048	50,198	38,558	41,530	51,345
Selling, general and administrative expenses	38,298	37,568	34,040	34,954	31,907
Litigation costs(1)	—	—	2,180	3,228	—

Income from operations	6,750	12,630	2,338	3,348	19,438
Other expense (income)	1,508	295	(473)	504	4,554

Income before income taxes and cumulative effect of a change in accounting principle	5,242	12,335	2,811	2,844	14,884
Income taxes	2,358	5,320	1,185	1,224	5,730

Income before cumulative effect of a change in accounting principle	2,884	7,015	1,626	1,620	9,154
Cumulative effect of a change in accounting principle, net of income tax benefit(2)	—	—	—	(8,973)	—

Net income (loss)	$2,884	$7,015	$1,626	$(7,353)	$9,154

Per common share:
Basic net income before cumulative effect of a change in accounting principle	$0.33	$0.77	$0.18	$0.17	$0.91
Cumulative effect of a change in accounting principle (2)	—	—	—	(0.96)	—

Basic net income (loss)	$0.33	$0.77	$0.18	$(0.79)	$0.91

Diluted net income before cumulative effect of change in accounting principle	$0.32	$0.74	$0.17	$0.17	$0.77
Cumulative effect of a change in accounting principle (2)	—	—	—	(0.92)	—

Diluted net income (loss)	$0.32	$0.74	$0.17	$(0.75)	$0.77

Weighted average common shares outstanding:
Basic	8,834	9,093	9,247	9,328	9,610
Diluted	8,981	9,476	9,661	9,806	11,880

	As of December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,633	$9,057	$16,689	$3,941	$6,662
Working capital	$38,658	$40,482	$41,387	$22,453	$22,803
Total assets	$73,482	$77,712	$85,884	$122,412	$121,026
Long-term debt, including current installments	$6,401	$1,495	$449	$39,028	$30,287
Total stockholders’ equity	$56,820	$64,095	$66,532	$65,227	$70,524

(1)	The litigation costs relate to a lawsuit filed against us in Montana in 1995 which we settled and paid in full in the fourth quarter of 2002.

(2)	Our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 resulted in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

      This report and the information incorporated by reference in this report contain forward-looking statements. We sometimes use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:

•	our business, growth, operating and financing strategies;

•	our product mix;

•	the success of new products;

•	the incremental earnings and benefits of the Teva acquisition;

•	our licensing strategy;

•	the impact of seasonality on our operations;

•	expectations regarding our net sales and earnings growth;

•	expectations regarding our liquidity;

•	our future financing plans; and

•	trends affecting our financial condition or results of operations.

      We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen.

      You should read this report, the documents that we filed as exhibits to this report and the documents that we incorporate by reference in this report completely and with the understanding that our future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements included or incorporated by reference herein are only made as of the date such statements are made and, except as required by law, we assume no obligation to update such forward-looking statements publicly for any reason, or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements, even if new information becomes available in the future.

Overview

      We are a leading producer and brand manager of innovative high-quality footwear and the category creator in the sport sandal and luxury sheepskin footwear segments. Our products are marketed under three recognized brand names that we own:

•	Teva: High performance sport sandals and rugged outdoor footwear;

•	UGG: Authentic luxury sheepskin boots and other footwear; and

•	Simple: Innovative shoes that combine the comfort elements of athletic footwear with casual styling.

      We sell our three brands through our customers and directly to our consumers through our Internet and catalog retailing business. We sell our footwear in both the domestic market and the international markets. Independent third parties manufacture all of our footwear.

      Our business has been impacted by several important trends affecting our end markets:

•	The markets for casual, outdoor and athletic footwear have grown significantly during the last decade. We believe this growth is a result of the trend toward casual dress in the workplace, increasingly active outdoor lifestyles and a growing emphasis on comfort.

•	Consumers are more often seeking footwear designed to address a broader array of activities with the same quality and high performance attributes they have come to expect from traditional athletic footwear.

•	Our retailers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market creators and leaders.

      By emphasizing our brand image and our focus on comfort, performance and authenticity, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations caused by changing fashions and changes in consumer preferences.

      Set forth below is an overview of the various components of our business, including some of the important factors that affect each business and some of our strategies for growing each business.

Teva Overview

      Our Teva lines experienced strong market acceptance in 2003. Teva’s products have benefited recently from several factors, but most prominently a general shift in consumer preferences and lifestyles to include more outdoor recreational activities. At the same time, our consumers are increasingly purchasing our Teva products for everyday wear, and our Teva brand now includes several closed-toe footwear lines. As a result, our brand remains popular among professional and amateur outdoorsmen seeking authentic, performance-oriented footwear, as well as general footwear consumers seeking high quality, durable and comfortable styles for everyday use.

      To capitalize on the growth of outdoor recreational activities and the acceptance of certain footwear products for everyday use, we have selectively expanded the distribution of our Teva product lines outside our core outdoor specialty and sporting goods channels. Through effective channel management, we believe we can continue to expand into new distribution channels without diluting our outdoor heritage and our appeal to outdoor enthusiasts. Through channel appropriate product line expansion, we plan to continue to broaden our product offerings beyond sport sandals to new products that meet the style and functional needs of our consumers.

UGG Overview

      In the latter half of 2003, our UGG brand received increased publicity and experienced heightened demand that was ahead of our expectations. As a result of the rapid growth in demand, we sold out of key UGG product early in the season, and given the long lead times required to replenish our inventory levels, we were unable to fill many retailer reorders and many direct Internet and catalog orders. Continuing a strategy utilized with our UGG casual line, we have begun shifting a portion of our UGG sheepskin boot production from factories in Australia to a factory in China where the production capacity is much greater and quality standards are comparable. We expect to receive our first deliveries of sheepskin boots from the China factory in March 2004.

      UGG has been a well-known brand in California for many years and has only recently become a recognized brand across the remainder of the country. We believe that a portion of UGG’s increased demand is due to our continued geographical expansion across the U.S., which has increased consumer awareness of the quality, comfort and usefulness of the products offered by our luxury brand. In addition, in order to satisfy virtually untapped international demand, we will expand our distribution and marketing overseas. We believe the international markets represent an attractive opportunity to build upon UGG’s broad U.S. appeal.

      We also recognize that a portion of the increased demand is a result of a current fashion trend, particularly with respect to the new colors recently added to our UGG boot line. Recognizing that there is a fashion element to this increasing demand, our strategy seeks to prolong the longevity of the trend by offering a broader product line of luxurious and distinctive sheepskin fabrications suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. We have expanded our product line from 52 models in 2002 to 69 models in 2004.

Simple Overview

      After three consecutive years of net sales declines in our Simple product line, we recently implemented a strategy to improve Simple’s results of operations and generate renewed interest in the Simple brand. We began a process of repositioning our Simple product line by focusing on our successful legacy collections and narrowing the number of styles. In addition, we have begun to implement a strategy whereby we leverage our Teva and UGG expertise to produce Simple branded sandals and suede, fleece-lined products. The Simple products will be sold at price points lower than our Teva and UGG brands and through distribution channels that are precluded from offering our Teva and UGG brands. We expect our Simple brand to experience growth as we successfully implement our product line rationalization and channel management strategies.

Internet and Catalog Retailing Overview

      We acquired our Internet and catalog retailing business in November 2002; accordingly, 2003 was our first full year of operation of this consumer direct business. Our Internet and catalog retailing business, which today sells all three of our brands, enables us to meet the growing demand for all of these products and also provides us with an opportunity to add significant incremental contribution margin. Managing our Internet business requires us to focus on generating Internet traffic to our websites, effectively converting website visits into orders and maximizing average order sizes. To drive our catalog order business, we distribute approximately 300,000 catalogs semi-annually. Overall, our consumer direct business benefits from the strength of our brands and, as we grow our brands over time, we expect our Internet and catalog retailing business to benefit.

Licensing Overview

      In 2003 we embarked on a strategy to license our well-known and respected footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. To date, we have entered into four licensing agreements for Teva, including domestic licenses for men’s sportswear, timepieces, eyewear and headwear, and one domestic licensing arrangement for UGG handbags and other small leather goods. We are pursuing additional licensing opportunities for our brands both in the U.S. and abroad. This licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have received no sales from licensing to date and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing opportunities for our brands may become a more significant portion of our net sales and profits over time. The minimum net annual royalties that we will receive under the five existing licensing agreements, assuming renewal options are exercised, are $216,000 in 2004, $325,000 in 2005, $649,000 in 2006, $850,000 in 2007 and $850,000 in 2008.

Seasonality

      Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters, while the quarter with the highest percentage of annual net sales for Simple has varied from year to year.

	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands)
Net sales	$33,259	$22,369	$17,727	$25,752
Income (loss) from operations	$3,714	$1,104	$(4,309)	$2,839

	2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands)
Net sales	$36,102	$24,342	$24,894	$35,717
Income from operations	$8,087	$4,678	$1,782	$4,891

      In previous years we have experienced our highest sales level in the first quarter, which has been Teva’s strongest selling season, while the third quarter has historically had the lowest sales volume. However, in 2003, as a result of the continued growth in UGG and the introduction of the fall closed-toe Teva offering, the first and fourth quarters had comparable sales volumes and the second and third quarters had comparable sales volumes. Given our expectations for each of our brands in 2004, we currently expect this trend to continue and anticipate that net sales in the last half of 2004 will likely exceed net sales during the first half of 2004. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “Risk Factors.”

Results of Operations

      The following table sets forth certain operating data for the periods indicated.

	Years Ended December 31,

	2001	2002	2003

	(In thousands)
Net sales by location:
United States	$70,365	$78,278	$98,710
International	21,096	20,829	22,345

Total	$91,461	$99,107	$121,055

Net sales by product line and consumer direct business:
Teva:
Wholesale	$61,221	$64,849	$72,783
Internet/catalog	—	255	3,687

Total	61,221	65,104	76,470
UGG:
Wholesale	19,185	23,491	34,561
Internet/catalog	—	310	2,300

Total	19,185	23,801	36,861
Simple:
Wholesale	10,853	10,159	7,210
Internet/catalog	—	43	514

Total	10,853	10,202	7,724
Other(1)	202	—	—

Total	$91,461	$99,107	$121,055

	Years Ended December 31,

	2001	2002	2003

	(In thousands)
Income from operations by product line and consumer direct business:
Teva wholesale	$12,407	$12,011	$21,739
UGG wholesale	3,674	6,589	10,002
Simple wholesale	241	279	(1,176)
Internet and catalog	—	194	1,148
Other(2)	(13,984)	(15,725)	(12,275)

Total	$2,338	$3,348	$19,438

(1)	Net sales from discontinued brand.

(2)	Primarily unallocated overhead.

      The following table sets forth certain operating data as a percentage of net sales for the periods indicated.

	Years Ended December 31,			Percent Increase (Decrease)

	2001	2002	2003	2001 to 2002	2002 to 2003

Net sales	100.0%	100.0%	100.0%	8.4%	22.1%
Cost of sales	57.8	58.1	57.6	8.8	21.1

Gross profit	42.2	41.9	42.4	7.7	23.6
Selling, general and administrative expenses	37.2	35.3	26.4	2.7	(8.7)
Litigation costs	2.4	3.2	—	48.1	NM

Income from operations	2.6	3.4	16.0	43.2	480.6
Interest expense (income) and other	(0.5)	0.5	3.7	NM	803.6

Income before income taxes and cumulative effect of a change in accounting principle	3.1	2.9	12.3	1.2	423.3
Income taxes	1.3	1.2	4.7	3.3	368.1

Income before cumulative effect of a change in accounting principle	1.8	1.7	7.6	(0.4)	465.1
Cumulative effect of a change in accounting principle	—	(9.1)	—	NM	NM

Net income (loss)	1.8%	(7.4)%	7.6%	NM	NM

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2003

      Overview. In 2003, we had net sales of $121,055,000 and income from operations of $19,438,000 compared to net sales of $99,107,000 and income from operations of $3,348,000 in 2002. These results were due in part to increased demand for our Teva and UGG product lines, partially offset by a decline in net sales of our Simple product line. In addition, 2003 was the first full year of operations following our acquisition in November 2002 of the Teva Rights, which resulted in the elimination of royalty and other license costs of $4,495,000 and resulted in net sales of $6,501,000 attributed to our Internet and catalog retailing business that was a part of the Teva Rights acquisition. The acquisition of the Teva Rights resulted in significant new borrowings and incremental interest expense in 2003 of $4,557,000.

      Net Sales. Net sales increased by $21,948,000, or 22.1%, from $99,107,000 in 2002 to $121,055,000 in 2003. Net sales increased in 2003 due primarily to: (1) an increase in the number of units sold of Teva and UGG offset in part by a decline in the number of units sold of Simple, resulting in a 22.9% overall increase in the volume of footwear sold from 4,120,000 pairs in 2002 to 5,063,000 pairs in 2003, and (2) the inclusion of the Internet and catalog retailing business obtained as part of the Teva Rights acquisition. These increases in net sales resulted from increased unit sales volume, partially offset by a 2.7% decline in average selling price per unit from $23.66 in 2002 to $23.03 in 2003.

      Net wholesale sales of Teva increased by $7,934,000, or 12.2%, from $64,849,000 in 2002 to $72,783,000 in 2003. This increase was primarily due to an increasing sales volume of sport sandals resulting from an improvement in retail sell-through, the favorable impact of the strong Euro on European sales, selective addition of new distribution channels in our domestic market, increased sales volume of thongs and slides and increased sales volume of certain styles of the recently introduced closed-toe footwear offerings. See “— Overview — Teva Overview” above.

      Net wholesale sales of UGG increased by $11,070,000, or 47.1%, from $23,491,000 in 2002 to $34,561,000 in 2003. This was largely as a result of heightened demand in 2003 caused by the growing popularity of the brand, significantly increased brand awareness and considerable celebrity exposure. The UGG sales volume increase was also due to strong retail sell-through, expansion of the product line to include more casual footwear styles and continued geographical expansion across the U.S. See “— Overview — UGG Overview” above.

      Net wholesale sales of Simple decreased by $2,949,000, or 29.0%, from $10,159,000 in 2002 to $7,210,000 in 2003. This decline was caused by a variety of factors, including competition in the casual footwear market and a $668,000 decline in sales volume in the international markets. These volume declines were partially offset by a $469,000 increase in sales volume of the moderately priced Simple suede, fleece-lined boot, which we introduced in the fourth quarter of 2003. See “— Overview — Simple Overview” above.

      For the period from the November 25, 2002 acquisition date through December 31, 2002, net sales of the Internet and catalog retailing business totaled $608,000, including retail sales of Teva of $255,000, UGG of $310,000 and Simple of $43,000. In 2003, net sales of the Internet and catalog retailing business aggregated $6,501,000, including retail sales of Teva of $3,687,000, UGG of $2,300,000 and Simple of $514,000. See “— Overview — Internet and Catalog Retailing Overview” above.

      International sales for all of our products increased by $1,516,000, or 7.3%, from $20,829,000 in 2002 to $22,345,000 in 2003, representing 21.0% of net sales in 2002 and 18.5% of net sales in 2003. The higher dollar amount of international sales resulted from our international expansion strategy in 2003 combined with the favorable impact of the strong Euro while the lower percentage of international sales to net sales for 2003 reflects the growth of our domestic business.

      Gross Profit. Gross profit increased by $9,815,000, or 23.6%, from $41,530,000 in 2002 to $51,345,000 in 2003. As a percentage of net sales, gross profit margin increased from 41.9% in 2002 to 42.4% in 2003. The increase in gross margin was due to several factors, including an above average gross margin at the newly acquired Internet and catalog retailing business, the favorable impact of the strong Euro and lower production overhead costs per pair, partially offset by an increase in close-out sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, decreased by $3,047,000, or 8.7%, from $34,954,000 in 2002 to $31,907,000 in 2003. As a percentage of net sales, SG&A decreased from 35.3% in 2002 to 26.4% in 2003. The decrease in the dollar amount of SG&A expenses was primarily due to the elimination of Teva royalty expenses and related Teva license cost amortization of $4,495,000. We also experienced a reduction in overall advertising expenses of $862,000 and bad debt expense of $1,281,000. These cost reductions were partially offset by increased operating expenses related to the newly acquired Internet and catalog retailing business of $1,715,000. SG&A expenses as a percentage of net sales decreased in 2003 due to the overall reduction in SG&A expenses as discussed above as well as the leverage of our fixed costs over a larger revenue base.

      Litigation Costs. In 2002, we recorded special litigation charges of $3,228,000 related to a lawsuit filed against us in the state of Montana in 1995. The case was settled and paid in full in November 2002.

      Income from Operations. Income from operations increased by $16,090,000, or 480.6%, from $3,348,000 in 2002 to $19,438,000 in 2003. This was due primarily to: (1) increased margin on sales volume of

$9,815,000, (2) elimination of the Teva royalty expenses and related Teva license cost amortization of $4,495,000, (3) the non-recurrence of the 2002 litigation costs of $3,228,000 and (4) improved profitability resulting from the acquisition of the Internet and catalog retailing business in November 2002 of approximately $954,000.

      Income from operations of Teva wholesale increased by $9,728,000, or 81.0%, from $12,011,000 in 2002 to $21,739,000 in 2003. This increase was largely due to the $7,934,000 increase in net sales, the elimination of $3,739,000 of Teva royalty expense and $756,000 of Teva license cost amortization, a decrease in Teva advertising and marketing costs, and a reduction in bad debt expense of $965,000. These were partially offset by increases in Teva selling commissions on the higher sales volume and increased payroll costs of $783,000.

      Income from operations of UGG wholesale increased by $3,413,000, or 51.8%, from $6,589,000 in 2002 to $10,002,000 in 2003. This was largely due to the $11,070,000 increase in net sales, partially offset by an increase in sales commissions on the higher sales volume of $583,000, increased payroll costs of $232,000, increased advertising and marketing costs and the non-recurrence of a $300,000 chargeback received from a factory in 2002.

      Income from operations of Simple wholesale decreased by $1,455,000 from income from operations of $279,000 in 2002 to a loss from operations of $1,176,000 in 2003. This was primarily due to a $2,949,000 decline in net sales during the period attributed to both the domestic and international markets. In addition, the Simple brand was negatively affected by the increased impact of closeout sales and increased payroll costs in 2003.

      Income from operations of our Internet and catalog business increased by $954,000, or 491.8%, from $194,000 for the period from the November 25, 2002 acquisition date through December 31, 2002 to $1,148,000 in 2003. This was largely due to the full year impact during 2003 and the general continued growth in popularity of online sales.

      Income from operations included unallocated overhead costs, which decreased by $3,450,000, or 21.9%, from $15,725,000 in 2002 to $12,275,000 in 2003. This was largely due to the litigation charges of $3,228,000 incurred in 2002.

      Other Expense (Income). Net interest expense was $406,000 in 2002 compared with a net interest expense of $4,557,000 in 2003. This was primarily due to our significantly increased borrowings in order to finance our purchase of the Teva Rights in November 2002. In addition, in connection with early repayments of $2,000,000 of subordinated notes in June 2003 and $2,000,000 in December 2003, we incurred approximately $380,000 of expenses, including prepayment penalties and the write-off of a pro rata share of the previously capitalized loan costs. Other expense (income) exclusive of interest expense (income) was not material in either year.

      Income Taxes. In 2002, income tax expense was $1,224,000, representing an effective income tax rate of 43.0%. In 2003, income tax expense was $5,730,000 representing an effective income tax rate of 38.5%. The decrease in the effective tax rate was primarily due to two factors. First, the rate reduction occurred as certain non-deductible Teva license amortization costs were eliminated in connection with the Teva Rights acquisition. Second, we restructured our international operations which resulted in a reduced effective tax rate.

      Net Income. On January 1, 2002, we implemented Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings but instead be reviewed periodically for impairment. The implementation of SFAS No. 142 resulted in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during 2002. This non-cash impairment charge included a write down of approximately $1,200,000, on an after tax basis, for Simple goodwill and approximately $7,800,000 for UGG goodwill. We recorded the impairment charge as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for 2002. In 2002, net income before cumulative effect of a change in accounting principle was $1,620,000, or $0.17 per diluted share, and the net loss after the cumulative effect of a change in accounting principle was $7,353,000, or $0.75 per diluted share. In 2003, net income was $9,154,000, or $0.77 per diluted share.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2002

      Overview. In 2002, we had sales of $99,107,000 and income from operations of $3,348,000 compared to net sales of $91,461,000 and income from operations of $2,338,000 in 2001. These results were due in part to increased demand for our Teva and UGG product lines, partially offset by a slight decline in net sales of our Simple product line. In addition, we acquired the Teva Rights in November 2002, which added $608,000 in net sales from the Internet and catalog business, and we settled the Montana lawsuit for $3,228,000 in November 2002.

      Net Sales. Net sales increased by $7,646,000, or 8.4%, from $91,461,000 in 2001 to $99,107,000 in 2002. This was largely due to an increase in the number of units sold, primarily in the domestic Teva and UGG brands, but offset by a decrease in the number of Simple units sold, which contributed to an overall increase of 11.2% in the volume of footwear sold from 3,705,000 pairs in 2001 to 4,120,000 in 2002. The increase also resulted from the addition of net sales from the Internet and catalog retailing business of $608,000 which was acquired in November 2002. These net sales increases were partially offset by a 2.5% decline in average selling price per unit from $24.26 in 2001 to $23.66 in 2002.

      Net wholesale sales of Teva increased by $3,628,000, or 5.9%, from $61,221,000 in 2001 to $64,849,000 in 2002. This increase was largely attributable to an improvement in retail sell-through, increasing sales volume of our sport sandals and the introduction of our new fall 2002 line of closed-toe rugged outdoor footwear. Also, certain European distributors purchased $1,600,000 more of the upcoming spring season’s product in the fourth quarter of 2002 than they did in the fourth quarter of 2001, a portion of which was a shift in volume between the fourth quarter of 2002 and the first quarter of 2003.

      Net wholesale sales of UGG increased by $4,306,000, or 22.4%, from $19,185,000 for 2001 to $23,491,000 in 2002. This was as a result of continued geographical expansion across the U.S., the introduction of several new styles of casual footwear and strong retail sell-through for the brand.

      Net wholesale sales of Simple decreased by $694,000, or 6.4%, from $10,853,000 for 2001 to $10,159,000 in 2002. This was attributed to a decline in international sales of $1,326,000. This international volume decline was partially offset by increased sales volume in the domestic market of $632,000 resulting primarily from an increase in the volume of discounted sales.

      Net sales of the Internet and catalog retailing business for the period from the November 25, 2002 acquisition date through December 31, 2002 aggregated $608,000, including retail sales of Teva of $255,000, UGG of $310,000 and Simple of $43,000. The Teva Rights acquisition did not have a significant impact upon operations in 2002 due to its close proximity to year-end.

      International sales for all brands decreased slightly from $21,096,000 in 2001 to $20,829,000 in 2002, representing 23.1% of net sales in 2001 and 21.0% in 2002.

      Gross Profit. Gross profit increased by $2,972,000, or 7.7%, from $38,558,000 in 2001 to $41,530,000 in 2002. As a percentage of net sales, gross profit margin decreased slightly from 42.2% in 2001 to 41.9% in 2002. The decrease in gross margin was due to several factors including an increased impact of closeout volume, particularly for the Simple brand. In addition, the gross margin in 2002 was negatively impacted by a $260,000 factory charge for tooling costs in 2002. The impact of these items was partially offset by a $262,000 reduction in inventory write-downs in 2002 compared to 2001, gross margin improvement as a result of a shift in UGG’s sales mix toward higher margin styles sourced from the Far East and the negotiation and receipt of a $300,000 chargeback from a factory in the first quarter of 2002 related to the settlement of a dispute that arose in 2001.

      Selling, General and Administrative Expenses. SG&A increased by $914,000, or 2.7%, from $34,040,000 in 2001 to $34,954,000 in 2002. As a percentage of net sales, SG&A decreased from 37.2% in 2001 to 35.3% in 2002. The increase in SG&A expenses was primarily due to an increase in personnel costs of $1,568,000, increased marketing expenses of $1,435,000 and increased costs related to a new computer system of $625,000 during 2002. These increases were partially offset by the elimination of approximately $809,000 of goodwill amortization resulting from the implementation of SFAS 142 on January 1, 2002, a net reduction in warehousing costs of $516,000 resulting from bringing this function in-house, the net reductions in royalty and other expenses of $479,000 caused by our acquisition of the Teva Rights during the fourth quarter of 2002, reduced sales commissions of $384,000 paid to our independent sales force as a result of bringing more accounts in-house and a $206,000 reduction in bank fees resulting from our move to a new bank in 2002, among other cost reductions. Despite the overall increase in dollar amount, SG&A expenses as a percentage of net sales decreased from 2001 to 2002 as certain operating costs are fixed and did not increase in proportion to the increase in net sales.

      Litigation Costs. We recorded litigation charges of $2,180,000 in 2001 and $3,228,000 in 2002 related to the lawsuit filed against us in Montana in 1995. The matter was settled and paid in full during the fourth quarter of 2002.

      Income from Operations. Income from operations increased by $1,010,000, or 43.2%, from $2,338,000 in 2001 to $3,348,000 in 2002. This was due primarily to the increased margin on sales volume of $2,972,000 and the elimination of $809,000 of goodwill amortization resulting from the adoption of SFAS 142 in 2002, partially offset by increases in certain operating costs and increased litigation costs of $1,048,000.

      Income from wholesale operations of Teva decreased by $396,000, or 3.2%, from $12,407,000 in 2001 to $12,011,000 in 2002. This slight decrease was largely due to increased marketing costs of $906,000, the addition of European sales agency commissions of $618,000, increased bad debt expense of $261,000, slightly lower gross margins on our newly introduced closed-toe footwear line and the $260,000 factory charge for tooling costs in 2002. These factors were partially offset by the increase in sales in both the domestic and international markets, lower royalty and other costs of $479,000 resulting from the purchase of the Teva Rights during the fourth quarter of 2002 and reduced domestic sales commissions of $293,000 paid to our independent sales force as a result of bringing more accounts in-house.

      Income from wholesale operations of UGG increased by $2,915,000, or 79.3%, from $3,674,000 in 2001 to $6,589,000 for 2002. This was largely due to the increase in sales, gross margin improvement as a result of a shift in sales mix toward higher margin styles sourced from the Far East, an increase in gross margin from the receipt of the factory credit of $300,000 in 2002 and the elimination of goodwill amortization of $590,000 resulting from the adoption of SFAS No. 142 in 2002, partially offset by a $420,000 increase in marketing expense.

      Income from wholesale operations of Simple increased by $38,000, or 15.8%, from $241,000 in 2001 to $279,000 in 2002. This increase was due primarily to a decrease in inventory write-downs of $202,000, a reduction in bad debt expense of $345,000 and the elimination of goodwill amortization of $167,000 resulting from the adoption of SFAS No. 142 during 2002, among other cost reductions. These improvements were nearly offset by a $694,000 decrease in net sales, an increase in the proportion of closeout sales compared to regular full margin sales and a slight increase in marketing and promotional costs of $88,000.

      Income from operations of our Internet and catalog retailing business was $194,000 in 2002, representing the operating earnings attributed to this newly acquired business for the period from the November 25, 2002 acquisition date through December 31, 2002.

      Income from operations included unallocated overhead costs, which increased by $1,741,000, or 12.4%, from $13,984,000 in 2001 to $15,725,000 in 2002. This was largely due to an increase of $1,048,000 in litigation charges in 2002.

      Other Expense (Income). Net interest income was $308,000 in 2001 compared with net interest expense of $406,000 in 2002. This was primarily due to the significantly increased borrowings in order to finance the purchase of the Teva Rights in 2002, as well as lower interest rates earned on invested cash in 2002. Other expense (income) exclusive of interest expense (income) was not material in either year.

      Income Taxes. In 2001, income tax expense was $1,185,000, representing an effective income tax rate of 42.2%. In 2002, income tax expense was $1,224,000, representing an effective income tax rate of 43.0%. The increase was due to minor fluctuations in the treatment of various financial statement and taxable basis differences.

      Net Income (Loss). In 2001, we had net income of $1,626,000, or $0.17 per diluted share. Our adoption of SFAS No. 142 on January 1, 2002 resulted in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during 2002. We experienced net income before cumulative effect of a change in accounting principle of $1,620,000, or $0.17 per diluted share, in 2002 and a net loss after the cumulative effect of a change in accounting principle of $7,353,000, or $0.75 per diluted share.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements other than operating leases. See “— Contractual Obligations” below. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Liquidity and Capital Resources

      Prior to the acquisition of the Teva Rights, we financed our capital and operating needs using a combination of the cash generated from operations and the credit availability under our $20,000,000 revolving credit facility. In addition to these sources of financing, in connection with the acquisition of the Teva Rights in 2002, we obtained approximately $34,000,000 of incremental financing from additional senior and subordinated debt arrangements. This additional financing was used solely to fund the Teva acquisition, whereas the cash from operations and the available credit under the revolving credit facility continue to provide the cash required for our capital and operating needs.

      The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. Teva generally begins to build inventory levels beginning in the fourth quarter and first quarter in anticipation of the spring selling season that occurs in the first and second quarters, whereas UGG begins to build its inventories in the second quarter and third quarter to support sales for the fall and winter selling seasons, which historically occur during the third and fourth quarters. However, given the currently increased demand for UGG products, we also expect to build additional UGG inventories during the first quarter of 2004 for deliveries that will begin in the second quarter. Our Simple product line is less seasonal than our Teva and UGG lines and has significantly fewer inventory fluctuations.

      Our cash flow cycle includes the purchase of these inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. Given the seasonality of our Teva and UGG brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations is generally provided using a combination of our internal cash flows and borrowings under our revolving credit facility. During 2003, the net borrowings under our line of credit, net of cash balances, fluctuated by approximately $9,935,000 between our highest net cash position in December 2003 and our peak borrowing period in September 2003.

      Cash from Operating Activities. Net cash provided by operating activities increased from $7,441,000 in 2002 to $16,781,000 in 2003. Net cash provided by operating activities in 2003 was largely due to an improvement in net earnings (exclusive of the cumulative effect of the change in accounting principle in 2002) of $7,534,000 and an improvement in cash collections of $2,106,000 in 2003 as compared to 2002. Working capital remained essentially the same from 2002 to 2003.

      Cash from Investing Activities. In 2002, net cash used in investing activities was $44,731,000, including $43,254,000 of cash paid in conjunction with the acquisition of the Teva Rights, plus approximately $1,477,000 of capital expenditures. In 2003, net cash used in investing activities was $705,000, which was comprised almost entirely of cash used for capital expenditures. In 2002, our capital expenditures were greater than in 2003 because in 2002 we completed the implementation of our Enterprise Resource Planning (“ERP”) computer system and we incurred most of the costs related to the expansion of our distribution facility that we began in September 2002 and completed in March 2003.

      Cash from Financing Activities. In 2002, net cash provided by financing activities was $24,542,000, largely due to the proceeds from the various sources of financing obtained to finance the acquisition of the Teva Rights. In 2003, net cash used in financing activities aggregated $14,091,000, including the repayment of long-term debt of $8,934,000 and the repurchase of all outstanding convertible preferred stock for $5,938,000, offset by proceeds from stock issuances of $781,000.

      Our liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At December 31, 2003, working capital was $22,803,000 including $6,662,000 of cash. Cash provided by operating activities aggregated $16,781,000 in 2003. Trade accounts receivable decreased by 10.1% from $20,851,000 at December 31, 2002 to $18,745,000 at December 31, 2003 notwithstanding net sales having increased 38.7% during the fourth quarter ended December 31, 2003 over the comparable prior period. Accounts receivable turnover improved from 4.8 times in 2002 to 6.1 times in 2003. This improvement resulted from the hiring of more qualified credit and collections staff, the improvement in collections policies and procedures and the non-recurrence of the fiscal 2002 collections difficulties encountered during the initial stages of the implementation of the new ERP system.

      During the same period, inventories increased by 5.5% from $17,067,000 at December 31, 2002 to $18,004,000 at December 31, 2003, reflecting a $4,486,000 increase in Teva inventory, a $1,921,000 decrease in UGG inventory and a $1,628,000 decrease in Simple inventory at year end. Overall, inventory turnover improved from 3.2 times in 2002 to 4.0 times in 2003. The $4,486,000 increase in Teva inventory occurred because the factories delivered more Teva products in 2003 for the 2004 season than they did in 2002 for the 2003 season, due to our efforts to improve our on-time deliveries to our customers and to enable us to better deliver complete orders to our customers earlier for the 2004 spring season. The increase in Teva inventory was also needed to support an expected increase in Teva sales for the first quarter of 2004 compared to actual sales for the first quarter of 2003. The $1,921,000 decrease in UGG inventory at December 31, 2003 was due to the heightened demand experienced in the latter part of 2003, which significantly depleted our year-end inventory levels for many of the most popular UGG styles. The $1,628,000 decrease in Simple inventory at December 31, 2003 reflects our continuing efforts to reduce the levels of our closeout inventories and to bring our Simple inventory into stock closer to when it is expected to be shipped to our customers.

      Our revolving credit facility with Comerica Bank-California provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. Up to $10,000,000 of borrowings may be in the form of letters of credit. The facility bears interest at the lender’s prime rate (4.00% at December 31, 2003) or, at our option, at LIBOR (1.12% at December 31, 2003) plus 1.00% to 2.50%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, (termed “EBITDA”) and is secured by substantially all of our assets. The facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. The facility expires on June 1, 2005. At December 31, 2003, we had no outstanding borrowings under the facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. We had credit availability under the facility of $19,283,000 at December 31, 2003.

      On November 25, 2002, we completed the acquisition of the Teva Rights from Mark Thatcher and his wholly-owned company, Teva Sport Sandals, Inc., for approximately $62,300,000, including transaction costs of approximately $300,000. We paid cash in the amount of $43,000,000 and issued to Mr. Thatcher a junior subordinated note in the principal amount of $13,000,000, convertible preferred stock of $5,500,000, 100,000 shares of common stock valued at approximately $368,000 and options to purchase 100,000 shares of common stock valued at approximately $187,000. The $13,000,000 of junior subordinated note includes a coupon interest rate of 7.00% and an additional interest rate of 2.00%, which is to be accrued and paid at the maturity date in 2008. The note may be prepaid without penalty. Concurrent with the acquisition, we entered into an employment agreement for advice on Teva matters with Mr. Thatcher through November 2007, which provides for an annual base salary of $276,875, and we received a non-compete agreement from Mr. Thatcher, which expires two years after termination of employment.

      In connection with the Teva Rights acquisition, we entered into two additional financing arrangements, including a $7,000,000 term loan from Comerica Bank-California and a $14,000,000 subordinated note from an unrelated party. Based on intercreditor agreements between the various parties, we generally were not permitted to repay the subordinated note or the junior subordinated note or repurchase the convertible preferred stock without the prior approval and consent of Comerica Bank-California. Likewise, we generally were not permitted to repay the junior subordinated note or repurchase the convertible preferred stock without the prior approval and consent of both Comerica Bank-California and the holder of the subordinated notes.

      Since initially entering into these financing arrangements, we have taken several steps to improve our capital structure. After obtaining the requisite approvals discussed above, we made the following changes:

•	During 2003, we prepaid $4,000,000 of the $14,000,000 subordinated note, consisting of a $2,000,000 prepayment in June 2003 and another $2,000,000 in December 2003. In connection with the prepayments in 2003, we incurred prepayment penalties of $100,000 and wrote off approximately $280,000 of previously capitalized loan origination costs. These costs have been included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2003. Additionally, we prepaid $3,000,000 of the subordinated note in January 2004, bringing the total prepayments to an aggregate of $7,000,000 since inception. As a result of the prepayments, the balance of the subordinated note outstanding at December 31, 2003 was $10,000,000 and the balance outstanding at January 31, 2004 was $7,000,000. By making these prepayments, replacing $7,000,000 of the subordinated note with lower cost financing, we expect to save more than $750,000 in annual interest costs for each of the next five years.

•	In December 2003, we repurchased all of the outstanding convertible preferred stock for $5,500,000. In connection with the repurchase, we paid the holder a premium of approximately $438,000, which is treated as a capital transaction and accordingly had no impact on net income in 2003, although the repayment reduced income (loss) per share applicable to common stockholders. Going forward, the transaction is expected to eliminate approximately 1,514,000 shares from the weighted average diluted shares outstanding calculation beginning in 2004.

•	During 2003, we paid $3,500,000 of the term loan in accordance with the scheduled payment terms. In December 2003, we renegotiated with the lender and reset the term loan to $7,000,000. We used the $3,500,000 of additional proceeds in conjunction with cash generated from operations to fund the repayment of the subordinated notes and to repurchase the convertible preferred stock discussed above to take advantage of lower interest rates.

      The renegotiated $7,000,000 term loan is secured by all of our assets and bears interest at the prime rate (4.00% at December 31, 2003) plus 2.50%, or, at our option, at LIBOR (1.12% at December 31, 2003) plus 3.25%. In accordance with the amended payment terms, interest is payable monthly, an initial principal payment of $1,750,000 is payable May 31, 2004 and the remaining principal is payable in monthly installments of approximately $292,000 from June 2004 to November 2005. We incurred a fee of $35,000 in connection with the increase in term loan borrowings in December 2003.

      The remaining $10,000,000 of the subordinated note outstanding at December 31, 2003 ($7,000,000 at January 31, 2004) is secured by a secondary security position in all assets, with principal payable in quarterly installments of $1,500,000 beginning in November 2007 and the balance due in full in November 2008. The subordinated note bears interest at 16.75%, of which 12.00% is payable monthly and 4.75% can be deferred at our option and compounds monthly until the 2008 maturity date. During 2003, we elected not to defer any interest costs and as a result paid all interest as it was incurred. In the event that we decide to prepay all or a portion of the subordinated note, we will be required to pay prepayment penalties of 4.00% of the portion prepaid prior to November 25, 2004, with no penalties for prepayments thereafter. In connection with the issuance of the subordinated note, we incurred costs of approximately $1,000,000, including investment banking fees, loan commitment fees and legal costs. These origination costs are included in other assets in the accompanying consolidated financial statements and are being amortized over the term of the loan.

      The $13,000,000 junior subordinated note is due in November 2008. The junior subordinated note bears interest at 9.00%, of which 7.00% is payable annually and 2.00% may be deferred at our option and compounds annually until the 2008 maturity date. During 2003, we elected to defer payment of the 2.00% deferred interest component. The junior subordinated note is unsecured and subordinated to the subordinated note, the term loan and the bank credit facility and does not have prepayment penalties. The junior subordinated note provides the holder with the right to designate one member of our board of directors. At December 31, 2003, the outstanding balance on the junior subordinated note was $13,000,000, plus the deferred interest of $287,000.

      In accordance with its terms, the convertible preferred stock was callable by us through November 25, 2005 at face amount plus an additional 10.00% per year and was convertible into common stock by the holder after November 25, 2005, if not previously called, at a conversion price of $3.632 per share (the fair market value of the common stock on the issue date). As noted above, we repurchased the convertible preferred stock in its entirety in December 2003, thus eliminating the potential for any future conversion into common stock.

      The agreements underlying the bank credit facility, the term loan and the subordinated note contain several financial covenants including a quick ratio requirement, profitability requirements and cash flow coverage requirements, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at December 31, 2003 and remain so as of the date of this report.

      We have announced that we have filed a registration statement with the Securities and Exchange Commission to sell up to 1,500,000 shares of our Common Stock and up to 2,000,000 shares of Common Stock held by selling stockholders (not counting any exercise of the over-allotment option to purchase up to 525,000 shares of Common Stock granted by the selling stockholders to the underwriters).

      We expect to pay off the remaining $7,000,000 of the term loan, $7,000,000 of the subordinated note and $13,000,000 of the junior subordinated note from the proceeds of the potential offering. Upon the completion of the potential offering and repayment of our outstanding debt, the borrowing availability under our revolving credit facility will be the full $20,000,000 amount of the facility, subject to the borrowing base lending requirements.

      Capital expenditures totaled $663,000 in 2003 and related primarily to the replacement of certain computer equipment, the expansion and new racking at our distribution center and costs related to new Teva promotional vehicles. We currently have no material commitments for future capital expenditures but estimate that the capital expenditures for 2004 will range from $700,000 to $1,000,000 and will include an upgrade of the distribution center computer system, new trade show booths and replacements and upgrades of certain other computer equipment. The actual amount of capital expenditures for 2004 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets.

      Contractual Obligations. The following table summarizes our contractual obligations at December 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period

					More than
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$30,287,000	$3,792,000	$3,208,000	$23,287,000	—
Operating lease obligations	3,804,000	1,176,000	2,250,000	378,000	—

Total	$34,091,000	$4,968,000	$5,458,000	$23,665,000	—

      Additionally, we have significant interest payment requirements on the long-term debt obligations discussed above. Assuming we continue to pay both the current interest portion (12.00%) and the deferred interest portion (4.75%) of the subordinated note on a monthly basis and assuming we continue to pay annually only the current interest portion (7.00%) while deferring the deferred interest portion (2.00%) of the junior subordinated note, the annual interest payment requirements for our long-term debt obligations are as follows, after giving effect to the $3,000,000 prepayment of the subordinated note in January 2004:

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Interest payments	$11,922,000	$2,397,000	$4,343,000	$5,182,000	—

      The above table does not include interest on the bank credit facility, as the outstanding borrowings on the facility are variable. While there were no outstanding borrowings under the facility at December 31, 2003, we anticipate that we may borrow under the facility in 2004 in order to meet our seasonal working capital needs. In 2003, the average outstanding borrowings under the facility were $2,136,000 and the aggregate interest costs under the facility were $103,000.

      In February 2002, we agreed to guarantee up to $1,000,000 of a bank loan of Doug Otto, our Chairman of the Board, Chief Executive Officer and President, which matures June 1, 2004. The guarantee is through the maturity date of the loan, and we would have to pay under the guarantee should Mr. Otto default on the loan. As of December 31, 2003, approximately $1,000,000 was outstanding under the loan. The fair value of the guarantee was immaterial at December 31, 2003.

      We believe that internally generated funds, the available borrowings under our existing credit facilities, cash on hand and the net proceeds of the potential offering will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories and the volume of letters of credit used to purchase product, among others. We have demonstrated our strong liquidity by the debt prepayments and the convertible preferred stock redemption in 2003 totaling $14,872,000. See “Risk Factors” for a discussion of additional factors that may affect our working capital position.

Impact of Inflation

      We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing, known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable under the circumstances. Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a potential material change in the financial statement presentation of our financial condition or results of operations. We have historically been accurate in our estimates used for the reserves and allowances below. We believe that the estimates and assumptions below are among those most important to an understanding of our consolidated financial statements contained in this report.

      Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a general reserve for the balance of accounts. Reserves have been fully established for all expected or probable losses of this nature. The gross trade accounts receivable balance was $20,871,000 and the allowance for doubtful accounts was $1,581,000 at December 31, 2003. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts by $174,000.

      Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. At December 31, 2003 the reserve for sales discounts was approximately $545,000. Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts by $50,000.

      Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns at December 31, 2003 was $1,245,000. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns by approximately $300,000.

      Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. Inventories were stated at $18,004,000, net of inventory write-downs of $882,000 at December 31, 2003. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount by approximately $204,000.

      Valuation of Goodwill, Intangible and Other Long-Lived Assets. We periodically assess the impairment of goodwill, intangible and other long-lived assets based on assumptions and judgments regarding the carrying value of these assets. We consider the assets to be impaired if we determine that the carrying value may not be recoverable. Among other considerations, we consider the following factors:

•	the assets’ ability to continue to generate income from operations and positive cash flow in future periods;

•	our future plans regarding utilization of the assets;

•	any changes in legal ownership of rights to the assets; and

•	changes in consumer demand or acceptance of the related brand names, products or features associated with the assets.

      If we consider the assets to be impaired, we recognize an impairment loss equal to the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. In addition, as it relates to long-lived assets, we base the useful lives and related amortization or depreciation expense on the estimate of the period that the assets will generate sales or otherwise be used by us.

      In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result, we recorded a goodwill impairment charge in the first quarter of 2002. See note 13 to the accompanying consolidated financial statements.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial position or results from operations.

      Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The adoption of this standard did not have a material impact on our consolidated financial position or results from operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial position or results from operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results from operations.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial position or results from operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002 and are included in the notes to our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on our consolidated financial statements. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have any impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that companies classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on our consolidated financial statements.

RISK FACTORS

      Our short- and long-term success is subject to many factors beyond our control. Shareholders and potential shareholders should carefully consider the following risk factors in addition to the other information contained in this report and the information incorporated by reference in this report. If any of the following risks occur, our business, financial condition or results of operations could be adversely affected. In that case, the value of our common stock could decline and shareholders and potential shareholders may lose all or part of their investment.

Risks Relating to Our Business

Our success depends on our ability to anticipate fashion trends.

      Our success depends largely on the continued strength of our Teva, UGG and Simple brands and on our ability to anticipate, understand and react to the rapidly changing fashion tastes of footwear consumers and to provide appealing merchandise in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We are also dependent on customer receptivity to our products and marketing strategy. There can be no assurance that consumers will continue to prefer our brands, that we will respond quickly enough to changes in consumer preferences or that we will successfully introduce new models and styles of footwear. Achieving market acceptance for new products also will likely require us to exert substantial marketing and product development efforts and expend significant funds to create consumer demand. The failure to introduce new products that gain market acceptance will erode our competitive position, which will reduce our profits and could adversely affect the image of our brands, resulting in long-term harm to our business.

Our UGG brand may not continue to grow at the same rate it has experienced in the recent past.

      Our UGG brand has experienced strong growth over the past two years, with net wholesale sales of UGG products having increased from $19,185,000 in 2001 to $34,561,000 in 2003, representing a compound annual growth rate of 34.2%. UGG may be a fashion item that could go out of style at any time. UGG represents a significant portion of our business, and if UGG sales fail to increase in the future our overall financial performance likely will not continue its current pace of growth.

We may experience shortages of top grade sheepskin, which could interrupt product manufacturing and increase product costs.

      We depend on a limited number of key resources for sheepskin, the principal raw material for our UGG products. In 2003, two suppliers provided all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of the infected herd and could have a material adverse effect on the availability of sheepskin for our products. Our potential inability to obtain top grade sheepskin for UGG products could impair our ability to meet our production requirements for UGG in a timely manner and could lead to inventory shortages, which can result in potential lost sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. Additionally, there have been significant increases in the prices of footwear quality sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have difficulty filling our customers’ orders.

      Because the footwear industry has relatively long lead times for design and production, we must commit to production tooling and production volumes many months before consumer tastes become apparent. The footwear industry is subject to fashion risks and rapid changes in consumer preferences, as well as the effects of weather, general market conditions and other factors affecting demand. Our large number of models, colors and sizes in our three product lines exacerbates these risks. As a result, we may fail to accurately forecast styles and features that will be in demand. If we overestimate demand for our products, we may be forced to liquidate excess inventories at a discount to customers, resulting in higher markdowns and lower gross margins. Further, the excess inventories may prolong our cash flow cycle, resulting in reduced cash flow and increased liquidity risks. Conversely, if we underestimate consumer demand, we could have inventory shortages, which can result in lost potential sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. This may be particularly true with regard to our UGG product line, which continues to experience strong consumer demand and rapid sales growth.

We may not succeed in implementing our growth strategy.

      As part of our growth strategy, we seek to enhance the positioning of our brands, extend our brands into complementary product categories and markets through licensing, expand geographically and improve our operational performance. Another element of our growth strategy includes our licensing initiatives. We may not be able to successfully implement any or all of these strategies. If we fail to do so, our rate of growth may slow or our results of operations may decline, which in turn could have a negative effect on the value of our stock.

Our financial success is limited to the success of our customers.

      Our financial success is directly related to the success of our customers and the willingness of our customers to continue to buy our products. We do not have long-term contracts with any of our customers. Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our customers. If we cannot fill our customers’ orders in a timely manner, our relationships with our customers may suffer, and this could have a material adverse effect on us. Furthermore, if any of our major customers experiences a significant downturn in its business, or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

Establishing and protecting our trademarks, patents and other intellectual property is costly and may be difficult outside the U.S. If our efforts to do so are unsuccessful, the value of our brands could suffer.

      We believe that our trade names, copyrights, trade secrets, trademarks, patents, trade dress and designs are of value and are integral to our success and our competitive position. Some countries’ laws do not protect proprietary intellectual property rights to the same extent as do U.S. laws. From time to time, we discover products in the marketplace that infringe upon our trade name, trademark, patent, trade dress and design rights. If we are unsuccessful in challenging a third party’s products on the basis of patent and trade dress rights, continued sales of such competing products by third parties could adversely impact our business, financial condition and results of operations. Furthermore, our efforts to enforce our trademark and other intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our trademark and other intellectual property rights. Similarly, from time to time we may be the subject of litigation challenging our ownership of intellectual property. Loss of our Teva, UGG or Simple trade name, trademark, patent or trade dress rights could have a material adverse effect on our business.

      We face particularly strong challenges to our UGG trademark in Australia. There can be no assurance that we will prevail in such challenges. Many Australian manufacturers sell competitive footwear on the Internet. The loss of our UGG trademark in Australia could cause us to lose significant sales and could harm the integrity of our brand by association with inferior products.

We may lose pending litigation and the rights to certain of our intellectual property.

      We are currently involved in several informal disputes, disputes in the U.S. Patent and Trademark Office and foreign trademark offices, and disputes in U.S. federal and foreign court litigation regarding infringement by third parties of our trade names, trademarks, trade dress, copyrights and other intellectual property. Any decision or settlement in any of these disputes that allows a third party to continue to use our intellectual property in connection with products that are similar to ours could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition.

Counterfeiting of our brands can divert sales and damage our brand image.

      Our brands and designs are constantly at risk for counterfeiting and infringement of our intellectual property rights, and we frequently find counterfeit products and products that infringe on our intellectual property rights in our markets. We have not always been successful, particularly in some foreign countries, in combating counterfeit products and stopping infringing uses of our products. Counterfeit and infringing products not only cause us to lose significant sales, they also can harm the integrity of our brands by associating our trademarks or designs with lesser quality or defective goods.

      We are also experiencing more infringers of our UGG trademark and more counterfeit products seeking to benefit from the consumer demand for our UGG products. We expect this trend to continue, which could result in the loss of sales for UGG products and a diminution of the brand’s reputation for quality if it is associated with inferior counterfeit goods.

As our patents expire, our competitors will be able to copy our technology or incorporate it in their products without paying royalties.

      Patents generally have a life of 20 years from filing, and some of our patents will expire in the next ten years. For example, the patent for our Universal Strapping System used in Teva sandals will expire in September 2007. Our Universal Strapping System is currently used in most of our Teva sandals. Once patent protection has expired, our competitors can copy our products or incorporate our innovations in their products without paying royalties. To combat this, we must continually create new designs and technology, obtain patent protection and incorporate the new technology or design in our footwear. We cannot provide assurance that we will be able to do so. Sales of our Teva sandals may decline significantly if we incorporate substitute technologies in lieu of our Universal Strapping System for our Teva sandals.

Because we depend on independent manufacturers, we face challenges in maintaining a continuous supply of goods that meet our quality standards.

      We use independent manufacturers to produce all of our products, with almost all of the production occurring among four manufacturers in China. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain manufacturing capacity. The manufacturers in turn depend upon their suppliers of raw materials. We do not exert direct control over either the independent manufacturers or their raw materials suppliers, so we may be unable to obtain timely delivery of acceptable products.

      In addition, we do not have long-term contracts with these independent manufacturers, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality from our independent manufacturers. If there is an interruption, we may not be able to substitute suitable alternative manufacturers because substitutes may not be available or they may not be able to provide us with products or services of a comparable quality, at an acceptable price or on a timely basis. If a change in our independent manufacturers becomes necessary, we would likely experience increased costs, as well as substantial disruption of our business and a resulting loss of sales.

      Similarly, if we experience a significant increase in demand and a manufacturer is unable to ship orders of our products in accordance with our timing demands and our quality standards, we could miss customer delivery date requirements. This in turn could result in cancellation of orders, customer refusals of shipments or a reduction in purchase prices, any of which could have a material adverse effect on our sales and financial condition. We compete with other companies for the production capacity and the import quota capacity of our manufacturers. Accordingly, our independent manufacturers may not produce and ship some or all of any orders placed by us.

If raw materials do not meet our specifications or if the prices of raw materials increase, we could experience a high return rate, a loss of sales or a reduction in our gross margins.

      Our independent manufacturers use various raw materials in the manufacture of our footwear that must meet our specifications generally and, in some cases, additional technical requirements for performance footwear. If these raw materials and the end product do not perform to our specifications or consumer satisfaction, we could experience a higher rate of customer returns and a diminution in the image of our brands, which could have a material adverse effect on our business, financial condition and results of operations.

      There may be significant increases in the prices of the raw materials used in our footwear, which would increase the cost of our products from our independent manufacturers. Our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in their costs. Any significant unanticipated increase in the prices of raw materials could materially affect our results of operations. No assurances can be given that we will be protected from future changes in the prices of such raw materials.

Our independent manufacturers are located outside the U.S., where we are subject to the risks of international commerce.

      All of our third party manufacturers are in the Far East, Australia and New Zealand, with the vast majority of production performed by four manufacturers in China. Foreign manufacturing is subject to numerous risks, including the following:

•	tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules;

•	increasing transportation costs due to energy prices or other factors;

•	poor infrastructure and shortages of equipment, which can delay or interrupt transportation and utilities;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds;

•	changing economic conditions;

•	changes in governmental policies;

•	environmental regulation;

•	labor unrest, which can lead to work stoppages and interruptions in transportation or supply;

•	political unrest, which can interrupt commerce and make travel dangerous; and

•	expropriation and nationalization.

      In particular, because most of our products are manufactured in China, adverse change in trade or political relations with China or political instability in the Far East could severely interfere with the manufacture of our products and could materially adversely affect our results of operations. Uncertainty regarding the short-term and long-term effects of the severe acute respiratory syndrome, or SARS, and the outbreak of avian influenza in China and elsewhere in the Far East could disrupt the manufacture and transportation of our products, which would harm our results of operations.

      We are also subject to general risks associated with managing operations effectively and efficiently from the U.S. and understanding and complying with local laws, regulations and customs. These factors and the failure to properly respond to them could make it difficult to obtain adequate supplies of quality products when we need them, resulting in reduced sales and harm to our business.

We may be subject to certain federal regulatory fines.

      We were recently notified by a governmental agency that we have improperly shipped certain water repellant and a cleaning solution for our footwear manufactured by one of our suppliers that is listed as a hazardous material in federal regulations. We are reporting to the agency directly and have discontinued shipping the product. The agency might assert sanctions against us which could range from a nominal amount to a larger amount which might have a material adverse effect on our results of operations and financial condition.

Our business could suffer if our independent manufacturers, their suppliers or our licensees violate labor laws or fail to conform to our ethical standards.

      We require our independent contract manufacturers, their suppliers and our licensees to meet our standards for working conditions, environmental protection and other matters before we are willing to place business with them. As a result, we do not always obtain the lowest cost production. We do not control our independent manufacturers, their suppliers or their respective labor practices. If one of our independent contract manufacturers or one of their suppliers violates our labor standards by, for example, using convicted, forced or indentured labor or child labor, fails to pay compensation in accordance with local law or fails to operate its factories in compliance with local safety regulations, we likely would immediately cease dealing with that manufacturer (or, in the case of a supplier, we would likely require our manufacturer to immediately cease using that supplier), and we could suffer an interruption in our product supply. In addition, the manufacturers’ or their suppliers’ actions could damage our reputation and the value of our brands, resulting in negative publicity and discouraging customers and consumers from buying our products.

      Similarly, we do not control our licensees or any of their suppliers or their respective labor practices. If one of our licensees violates our labor standards or local laws, we would immediately terminate the license agreement, which would reduce our license revenue. In addition, the licensee’s actions could damage our reputation and the value of our brands. We also may not be able to replace the licensee.

If our licensing partners are unable to meet our expectations regarding the quality of their products or the conduct of their business, the value of our brands could suffer.

      One element of our growth strategy depends on our ability to successfully enter into and maintain license agreements with manufacturers and distributors of products in complementary categories. Although we have not received any material license revenue to date, we will be relying on our licensees to maintain our standards with their manufacturers in the future, and any failure to do so could harm our reputation and the value of the licensed brand. The interruption of the business of any one of our material licensing partners due to any of the factors discussed immediately below could also adversely affect our future licensing sales and net income. The risks associated with our own products will also apply to our licensed products in addition to any number of possible risks specific to a licensing partner’s business, including, for example, risks associated with a particular licensing partner’s ability to:

•	obtain capital;

•	manage manufacturing and product sourcing activities;

•	manage labor relations;

•	maintain relationships with suppliers;

•	manage credit risk effectively; and

•	maintain relationships with customers.

      Our licensing agreements generally do not preclude our licensing partners from offering, under other brands, products similar to those covered by their license agreements with us. If we cannot replace existing licensing partners who fail to perform adequately, our net sales, both directly from reduced licensing revenue and indirectly from reduced sales of our other products, will suffer.

If our brand managers cannot properly manage the licensees of their respective brands, our growth strategy could be impaired.

      Our growth strategy and future profits depend upon each of our brand managers finding and successfully managing licensees for each of their respective brands. Our brand managers may not be able to successfully implement the licensing aspect of our growth strategy and to develop and manage profitable license arrangements. We compete for opportunities to license our brands with other companies who have greater resources than we do and who may have more valuable brands and more licensing experience than we do. As a result, even if we do identify a suitable licensee, we may lose the opportunity to a competitor. Our brand managers’ failure to execute our licensing strategy successfully could negatively impact our results from operations.

We may be unable to successfully identify, develop or acquire, and build new brands.

      We intend to continue to focus on identifying, developing or acquiring and building new brands. Our search may not yield any complementary brands, and even if we do find a suitable brand we may not be able to obtain sufficient financing to fund the development or acquisition of the brand. We may not be able to successfully integrate the management of a new brand into our existing operations, and we cannot assure you that any developed or acquired brand will achieve the results we expect. We compete with other companies who have greater resources than we do for the opportunities to license brands or buy other brands. As a result, even if we do identify a suitable license or acquisition, we may lose the opportunity to a competitor who offers a more attractive price. In such event, we may incur significant costs in pursuing a license or an acquisition without success.

Our quarterly sales and operating results may fluctuate in future periods, and if we fail to meet expectations the price of our common stock may decline.

      Our quarterly sales and operating results have fluctuated significantly in the past and are likely to do so in the future due to a number of factors, many of which are not within our control. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our sales and operating results include the following:

•	variation in demand for our products, including variation due to changing consumer tastes and seasonality;

•	our ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	our ability to manage inventories, accounts receivable and cash flows;

•	our ability to control costs;

•	the size, timing, rescheduling or cancellation of orders from customers;

•	the introduction of new products by competitors;

•	the availability and reliability of raw materials used to manufacture our products;

•	changes in our pricing policies or those of our independent manufacturers and competitors, as well as increased price competition in general;

•	the mix of our domestic and international sales, and the risks and uncertainties associated with our international business;

•	our ability to forecast future sales and operating results and subsequently attain them;

•	developments concerning the protection of our intellectual property rights; and

•	general global economic and political conditions, including international conflicts and acts of terrorism.

      In addition, our expenses depend, in part, on our expectations regarding future sales. In particular, we expect to continue incurring substantial expenses relating to the marketing and promotion of our products. Since many of our costs are fixed in the short term, if we have a shortfall in sales, we may be unable to reduce expenses quickly enough to avoid losses. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

Loss of the services of our key personnel could adversely affect our business.

      Our future success and growth depend on the continued services of Doug Otto, our Chairman of the Board, Chief Executive Officer and President, Scott Ash, our Chief Financial Officer, Bob Orlando, the President of the Teva Division, Connie Rishwain, the President of the UGG and Simple Divisions, and Pat Devaney, Senior Vice President of Global Sourcing, Production and Development, as well as other key officers and employees. The loss of the services of any of these individuals or any other key employee could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them.

We conduct business outside the U.S., which exposes us to foreign currency and other risks.

      Our products are manufactured outside the U.S., and our independent manufacturers procure most of their supplies outside the U.S. We sell our products in the U.S. and internationally. Although we pay for the purchase and manufacture of our products primarily in U.S. dollars and we sell our products primarily in U.S. dollars, we are routinely subject to currency rate movements on non-U.S. denominated assets, liabilities and income since our foreign distributors sell in local currencies, which impacts the price to foreign customers. We currently do not use currency hedges since substantially all our transactions are in U.S. dollars. Future changes in foreign currency exchange rates may cause changes in the dollar value of our purchases or sales and materially affect our results of operations.

Our most popular products are seasonal, and our sales are sensitive to weather conditions.

      Sales of our products, particularly those under the Teva and UGG brands, are highly seasonal and are sensitive to weather conditions. Extended periods of unusually cold weather during the spring and summer can reduce demand for Teva footwear. Likewise, unseasonably warm weather during the fall and winter months may reduce demand for our UGG products. The effect of favorable or unfavorable weather on sales can be significant enough to affect our quarterly results, with a resulting effect on our common stock price.

We depend on independent distributors to sell our products in international markets.

      We sell our products in international markets through independent distributors. If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor. If a change in our distributors becomes necessary, we may experience increased costs, as well as substantial disruption and a resulting loss of sales.

Our sales in international markets are subject to a variety of laws and political and economic risks that may adversely impact our sales and results of operations in certain regions.

      Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations. These include:

•	changes in currency exchange rates which impact the price to international consumers;

•	the burdens of complying with a variety of foreign laws and regulations;

•	unexpected changes in regulatory requirements; and

•	the difficulties associated with promoting products in unfamiliar cultures.

      We are also subject to general political and economic risks in connection with our international sales operations, including:

•	political instability;

•	changes in diplomatic and trade relationships; and

•	general economic fluctuations in specific countries or markets.

      Any of the abovementioned factors could adversely affect our sales and results of operations in international markets.

International trade regulations may impose unexpected duty costs or other non-tariff barriers to markets while the increasing number of free trade agreements have the potential to stimulate increased competition.

      Products manufactured overseas and imported into the U.S. and other countries are subject to import duties. While we have implemented internal measures to comply with applicable customs regulations and to properly calculate the import duties applicable to imported products, customs authorities may disagree with our claimed tariff treatment for certain products, resulting in unexpected costs that may not have been factored into the sales price of the products.

      We cannot predict whether future domestic laws, regulations or trade remedy actions or international agreements may impose additional duties or other restrictions on the importation of products from one or more of our sourcing venues. Such changes could increase the cost of our products, require us to withdraw from certain restricted markets or change our business methods, and could generally make it difficult to obtain products of our customary quality at a desired price. Meanwhile, the continued negotiation of bilateral and multilateral free trade agreements by the U.S. and our other market countries with countries other than our principal sourcing venues may stimulate competition from manufacturers in these other sourcing venues, which now export, or may seek to export, footwear to our market countries at preferred rates of duty, though we are uncertain precisely what effect these new agreements may have on our operations.

      Finally, the increased threat of terrorist activity and the law enforcement responses to this threat have required greater levels of inspection of imported goods and have caused delays in bringing imported goods to market. Any tightening of security procedures, for example, in the aftermath of a terrorist incident, could worsen these delays.

We depend on our computer and communications systems.

      We extensively utilize computer and communications systems to operate our Internet and catalog business and manage our internal operations. Any interruption of this service from power loss, telecommunications failure, failure of our computer system, failure due to weather, natural disasters or any similar event could disrupt our operations and result in lost sales. In addition, hackers and computer viruses have disrupted operations at many major companies. We may be vulnerable to similar acts of sabotage, which could have a material adverse effect on our business and operations.

      We rely on our management information systems to operate our business and to track our operating results. Our management information systems will require modification and refinement as we grow and our business needs change. If we experience a significant system failure or if we are unable to modify our management information systems to respond to changes in our business needs, then our ability to properly run our business could be adversely affected.

Risks Related to Our Industry

Because the footwear market is sensitive to decreased consumer spending and slow economic cycles, if general economic conditions deteriorate many of our customers may significantly reduce their purchases from us or may not be able to pay for our products when due.

      The footwear industry historically has been subject to cyclical variation and decline in performance when consumer spending decreases or softness appears in the retail market. Many factors affect the level of consumer spending in the footwear industry, including:

•	general business conditions;

•	interest rates;

•	the availability of consumer credit;

•	weather;

•	taxation; and

•	consumer confidence in future economic conditions.

      Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in economies where we or our licensing partners sell products, whether in the U.S. or abroad, may reduce sales.

      In addition, we extend credit to our customers based on an evaluation of each customer’s financial condition. Many retailers, including some of our customers, have experienced financial difficulties during the past several years, thereby increasing the risk that such customers may not be able to pay for our products in a timely manner. Our bad debt expense may increase relative to net sales in the future. Any significant increase in our bad debt expense relative to net sales would adversely impact our net income and cash flow and could affect our ability to pay our own obligations as they become due.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

      The footwear industry is highly competitive, and the recent growth in the market for sport sandals, casual footwear and other products manufactured by our licensees has encouraged the entry of many new competitors into the marketplace as well as increased competition from established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do, as well as greater brand awareness in the footwear market. Our competitors include athletic and footwear companies, branded apparel companies and retailers with their own private labels. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, access to offshore manufacturing has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear industry.

      Additionally, efforts by our competitors to dispose of their excess inventories may significantly reduce prices that we can expect to receive for the sale of our competing products and may cause our customers to shift their purchases away from our products.

      We believe that our ability to compete successfully depends on a number of factors, including the quality, style and authenticity of our products and the strength of our brands, as well as many factors beyond our control. Maintaining our competitiveness depends on our ability to defend our products from infringement, our continued ability to anticipate and react to consumer tastes and our continued ability to deliver quality products at an acceptable price. If we fail to compete successfully in the future, our sales and profits will decline, as will the value of our business, financial condition and common stock.

Consolidations, restructurings and other ownership changes in the retail industry could affect the ability of our wholesale customers to purchase and market our products.

      In the future, retailers in the U.S. and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the concentration of ownership within the retail industry, including:

•	consolidating their operations;

•	undergoing restructurings;

•	undergoing reorganizations; or

•	realigning their affiliations.

      These consolidations could result in a shift of bargaining power to the retail industry and in fewer outlets for our products. Further consolidations could result in price and other competition that could reduce our margins and our net sales.

Terrorism, government response to terrorism and other world events could affect our ability to do business.

      We market and sell our products and services throughout the world. The September 11, 2001 terrorist attacks disrupted commerce across the U.S. and in many other parts of the world. World events, including the threat of similar attacks in the future, and the impact of the U.S.’s military campaigns may cause significant disruption to commerce throughout the world. We are unable to predict whether the threat of new attacks or the resulting response will result in any long-term commercial disruptions or do long-term harm to our business, results of operations or financial condition. To the extent that future disruptions further slow the global economy or, more particularly, result in delays or cancellations of purchase orders for our products or delays in shipping, our business and results of operations could suffer material damage.

Risks Relating to Our Common Stock

Members of management own sufficient shares to substantially control our company.

      At February 29, 2004, Doug Otto beneficially owned approximately 33.3% of our common stock and all of our executive officers and directors as a group beneficially owned approximately 41.1%. These ownership percentages will be reduced to 18.1% and 22.3% if the offering discussed in the following page occurs. The ownership positions of Mr. Otto and our executive officers as a group, together with the anti-takeover effects of the Delaware General Corporation Law and provisions of our certificate of incorporation, our bylaws and our stockholder rights plan, would likely delay, defer or prevent a change in control of our company, may deprive our stockholders of an opportunity to receive a premium for their common stock as part of a change in control and could have a negative effect on the market price of our common stock.

Our common stock price has been volatile, which could result in substantial losses for stockholders.

      Our common stock is traded on the Nasdaq National Market. While our average daily trading volume for the 52-week period ended February 27, 2004 was approximately 98,710 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from $3.96 to $26.87 for the 52-week period ended February 27, 2004. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

•	changes in expectations of our future performance;

•	changes in estimates by securities analysts (or failure to meet such estimates);

•	quarterly fluctuations in our sales and financial results;

•	broad market fluctuations in volume and price; and

•	a variety of risk factors, including the ones described elsewhere in this report.

      Accordingly, the price of our common stock is volatile and any investment in our securities is subject to risk of loss.

We have filed for a public offering of our securities.

      On March 3, 2004 we filed a registration statement with the Securities and Exchange Commission to sell up to 1,500,000 newly issued shares of Common Stock and up to 2,000,000 shares of Common Stock held by selling stockholders (not including the overallotment option granted by the selling stockholders to the underwriters). There are no assurances that this offering will be completed or at what price these shares will be sold.

Future sales of our common stock could adversely affect our stock price.

      Future sales of substantial amounts of shares of our common stock in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we may be required to issue additional shares upon exercise of previously granted options that are currently outstanding.

Anti-takeover provisions of our certificate of incorporation, bylaws, stockholder rights plan and Delaware law could prevent or delay a change in control of our company, even if such a change of control would benefit our stockholders.

      Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such a change in control might benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for our common stock. These provisions include the following:

•	a board of directors that is classified so that only one-third of directors stand for election each year;

•	authorization of “blank check” preferred stock, which our board of directors could issue with provisions designed to thwart a takeover attempt;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	a prohibition against stockholder action by written consent and a requirement that all stockholder actions be taken at a meeting of our stockholders; and

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

      We adopted a stockholder rights plan in 1998 under a stockholder rights agreement intended to protect stockholders against unsolicited attempts to acquire control of our company that do not offer what our board of directors believes to be an adequate price to all stockholders or that our board of directors otherwise opposes. As part of the plan, our board of directors declared a dividend that resulted in the issuance of one preferred share purchase right for each outstanding share of our common stock for a period of ten years. If a bidder proceeds with an unsolicited attempt to purchase our stock and acquires 20% or more (or announces its intention to acquire 20% or more) of our outstanding stock, and the board of directors does not redeem the preferred stock purchase right, the right will become exercisable at a price that significantly dilutes the interest of the bidder in our common stock.

      The effect of the stockholder rights plan is to make it more difficult to acquire our company without negotiating with the board of directors. However, the stockholder rights plan could discourage offers even if made at a premium over the market price of our common stock, and even if the stockholders might believe the transaction would benefit them.

      In addition, we are subject to Section 203 of the Delaware General Corporation Law, which limits business combination transactions with 15% or greater stockholders that our board of directors has not approved. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions apply even if some stockholders would consider the transaction beneficial.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Derivative Instruments. Although we have used foreign currency hedges in the past, we no longer utilize forward contracts or other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate as all of our purchases and sales for the foreseeable future will be denominated in U.S. currency.

      Although our sales are denominated in U.S. currency, our sales may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies in the international markets where our products are sold. If the United States dollar strengthens, it may result in increased pricing pressure on our distributors, which may have a negative impact on our net sales. We are unable to estimate the amount of any impact on sales attributed to pricing pressures caused by fluctuations in exchange rates.

      Market Risk. Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit and our term loan provide for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At December 31, 2003, we had no outstanding borrowings under the revolving line of credit and $7,000,000 outstanding borrowings under the term loan. A 1.00% increase in interest rates on our current borrowings would have a $70,000 impact on income (loss) before income taxes.

Item 8.	Financial Statements and Supplementary Data

      See Item 15(a) and page 48 for an index to the consolidated financial statements and supplementary information included herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ KPMG LLP

Los Angeles, California

February 26, 2004

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2003

	2002	2003

Assets
Current assets:
Cash and cash equivalents	$3,941,000	$6,662,000
Trade accounts receivable, less allowance for doubtful accounts and sales discounts of $2,635,000 and $2,126,000 as of December 31, 2002 and 2003, respectively	20,851,000	18,745,000
Inventories	17,067,000	18,004,000
Prepaid expenses and other current assets	783,000	694,000
Deferred tax assets	1,919,000	2,137,000

Total current assets	44,561,000	46,242,000
Property and equipment, at cost, net	3,864,000	2,969,000
Trademarks, net	51,152,000	51,152,000
Goodwill	17,955,000	18,030,000
Intangible assets	1,666,000	1,390,000
Deferred tax assets	1,428,000	—
Other assets, net	1,786,000	1,243,000

	$122,412,000	$121,026,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt	$3,951,000	$3,792,000
Trade accounts payable	12,916,000	11,220,000
Reserve for returns	1,255,000	1,245,000
Accrued sales commissions	434,000	623,000
Accrued payroll	1,908,000	2,657,000
Other accrued expenses	912,000	434,000
Income tax payable	732,000	3,468,000

Total current liabilities	22,108,000	23,439,000

Long-term debt, less current installments	35,077,000	26,495,000
Deferred tax liabilities	—	568,000
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock at liquidation preference, $0.01 par value. Authorized 5,000,000 shares (1,375,000 designated as Series A); issued and outstanding 1,375,000 shares at December 31, 2002; no shares issued and outstanding at December 31, 2003	5,500,000	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued 10,434,075 shares and outstanding 9,461,123 shares at December 31, 2002; issued 10,703,433 shares and outstanding 9,730,481 shares at December 31, 2003	95,000	97,000
Additional paid-in capital	26,210,000	27,115,000
Retained earnings	33,898,000	43,052,000
Accumulated other comprehensive income (loss)	(476,000)	260,000

Total stockholders’ equity	65,227,000	70,524,000

	$122,412,000	$121,026,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003

Net sales	$91,461,000	$99,107,000	$121,055,000
Cost of sales	52,903,000	57,577,000	69,710,000

Gross profit	38,558,000	41,530,000	51,345,000
Selling, general, and administrative expenses	34,040,000	34,954,000	31,907,000
Litigation costs	2,180,000	3,228,000	—

Income from operations	2,338,000	3,348,000	19,438,000

Other expense (income):
Interest expense (income), net	(308,000)	406,000	4,557,000
Other expense (income)	(165,000)	98,000	(3,000)

	(473,000)	504,000	4,554,000

Income before income taxes and cumulative effect of a change in accounting principle	2,811,000	2,844,000	14,884,000
Income taxes	1,185,000	1,224,000	5,730,000

Income before cumulative effect of a change in accounting principle	1,626,000	1,620,000	9,154,000
Cumulative effect of a change in accounting principle, net of income tax benefit of $843,000	—	(8,973,000)	—

Net income (loss)	1,626,000	(7,353,000)	9,154,000
Less preferred stock redemption premium	—	—	(438,000)

Income (loss) applicable to common stockholders	$1,626,000	$(7,353,000)	$8,716,000

Basic income (loss) per common share before cumulative effect of a change in accounting principle	$0.18	$0.17	$0.91
Cumulative effect of a change in accounting principle	—	(0.96)	—

Basic net income (loss) per common share	$0.18	$(0.79)	$0.91

Diluted income (loss) per common share before cumulative effect of a change in accounting principle	$0.17	$0.17	$0.77
Cumulative effect of a change in accounting principle	—	(0.92)	—

Diluted net income (loss) per common share	$0.17	$(0.75)	$0.77

Weighted average common shares:
Basic	9,247,000	9,328,000	9,610,000
Diluted	9,661,000	9,806,000	11,880,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Three Years Ended December 31, 2001, 2002 and 2003

								Note
							Accumulated	Receivable
	Preferred Stock		Common Stock		Additional		Other	from	Total	Comprehensive
					Paid-in	Retained	Comprehensive	Stockholder/	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Former Officer	Equity	(Loss)

Balance at December 31, 2000	—	—	9,135,977	$91,000	$25,003,000	$39,625,000	—	$(624,000)	$64,095,000
Fair value of options issued under Teva license agreement (note 7)	—	—	—	—	152,000	—	—	—	152,000
Common stock issued under stock incentive plan	—	—	162,344	2,000	475,000	—	—	—	477,000
Common stock issued under the employee stock purchase plan	—	—	26,036	—	59,000	—	—	—	59,000
Net earnings	—	—	—	—	—	1,626,000	—	—	1,626,000	$1,626,000
Unrealized gains on hedging derivatives	—	—	—	—	—	—	123,000	—	123,000	123,000

Total comprehensive income										$1,749,000

Balance at December 31, 2001	—	—	9,324,357	93,000	25,689,000	41,251,000	123,000	(624,000)	66,532,000
Fair value of equity issued as consideration in the acquisition of Teva (note 12)	1,375,000	$5,500,000	100,000	1,000	554,000	—	—	—	6,055,000
Fair value of options issued under Teva license agreement (note 7)	—	—	—	—	111,000	—	—	—	111,000
Common stock issued under stock incentive plan	—	—	124,896	2,000	442,000	—	—	—	444,000
Common stock issued under the employee stock purchase plan	—	—	11,870	—	37,000	—	—	—	37,000
Net loss	—	—	—	—	—	(7,353,000)	—	—	(7,353,000)	$(7,353,000)
Write off of note receivable from stockholder/former officer	—	—	(100,000)	(1,000)	(623,000)	—	—	624,000	—
Foreign currency translation adjustment	—	—	—	—	—	—	130,000	—	130,000	130,000
Unrealized losses on hedging derivatives	—	—	—	—	—	—	(729,000)	—	(729,000)	(729,000)

Total comprehensive loss										$(7,952,000)

Balance at December 31, 2002	1,375,000	5,500,000	9,461,123	95,000	26,210,000	33,898,000	(476,000)	—	65,227,000
Repurchase preferred stock (note 6)	(1,375,000)	(5,500,000)	—	—	(438,000)	—	—	—	(5,938,000)
Common stock issued under stock incentive plan	—	—	262,577	2,000	874,000	—	—	—	876,000
Tax benefit attributable to stock options	—	—	—	—	445,000	—	—	—	445,000
Common stock issued under the employee stock purchase plan	—	—	6,781	—	24,000	—	—	—	24,000
Net income	—	—	—	—	—	9,154,000	—	—	9,154,000	$9,154,000
Foreign currency translation adjustment and reversal of unrealized hedging losses	—	—	—	—	—	—	736,000	—	736,000	736,000

Total comprehensive income										$9,890,000

Balance at December 31, 2003	—	$—	9,730,481	$97,000	$27,115,000	$43,052,000	$260,000	—	$70,524,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003

Cash flows from operating activities:
Net income (loss)	$1,626,000	$(7,353,000)	$9,154,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	8,973,000	—
Depreciation and amortization of property and equipment	1,492,000	1,535,000	1,463,000
Amortization of intangible assets	2,085,000	1,049,000	276,000
Provision for doubtful accounts	1,658,000	1,785,000	504,000
Write-offs of inventory	1,361,000	1,099,000	1,329,000
Gain on sale of Heirlooms	(185,000)	—	—
Loss on disposal of assets	10,000	23,000	3,000
Loss on write-down of assets	—	—	59,000
Deferred tax provision	(444,000)	656,000	1,752,000
Stock compensation	227,000	192,000	119,000
Tax benefit attributable to stock options	—	—	445,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	784,000	(2,224,000)	1,602,000
Inventories	(3,373,000)	650,000	(2,266,000)
Prepaid expenses and other current assets	(594,000)	943,000	89,000
Refundable income taxes	(961,000)	995,000	—
Other assets	275,000	286,000	543,000
Increase (decrease) in:
Trade accounts payable	5,951,000	(844,000)	(1,696,000)
Accrued expenses	1,137,000	(1,056,000)	669,000
Income taxes payable	—	732,000	2,736,000

Net cash provided by operating activities	11,049,000	7,441,000	16,781,000

Cash flows from investing activities:
Cash paid for acquisition of Teva	—	(43,254,000)	(75,000)
Proceeds from sale of property and equipment	18,000	—	33,000
Purchase of property and equipment	(2,455,000)	(1,477,000)	(663,000)
Proceeds from the sale of Heirlooms	599,000	—	—
Cash paid for intangible assets	(1,566,000)	—	—

Net cash used in investing activities	(3,404,000)	(44,731,000)	(705,000)

Cash flows from financing activities:
Borrowings under line of credit	—	19,075,000	42,706,000
Repayments under line of credit	—	(14,300,000)	(47,481,000)
Proceeds from issuance of long-term debt	—	21,000,000	—
Repayments of long-term debt	(402,000)	(290,000)	(4,159,000)
Cash payments of loan fees	—	(1,343,000)	—
Cash paid for repurchase of preferred stock	—	—	(5,938,000)
Cash received from issuances of common stock	389,000	400,000	781,000

Net cash provided by (used in) financing activities	(13,000)	24,542,000	(14,091,000)

Effect of exchange rates on cash	—	—	736,000

Net increase (decrease) in cash and cash equivalents	7,632,000	(12,748,000)	2,721,000
Cash and cash equivalents at beginning of year	9,057,000	16,689,000	3,941,000

Cash and cash equivalents at end of year	$16,689,000	$3,941,000	$6,662,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$112,000	$264,000	$3,640,000
Income taxes	$3,308,000	$836,000	$1,607,000

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

December 31, 2002 and 2003

(1)	The Company and Summary of Significant Accounting Policies

     (a) The Company and Basis of Presentation

      The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively referred to as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

      The Company builds niche products into global lifestyle brands by designing and marketing innovative, functional and fashion-oriented footwear, developed for both high performance outdoor activities and everyday casual lifestyle use.

     (b) Inventories

      Inventories, principally finished goods, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Market values are determined by historical experience with discounted sales, industry trends and the retail environment.

     (c) Revenue Recognition

      The Company recognizes revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, totaling $1,116,000, $993,000, and $2,041,000 for the years ended December 31, 2001, 2002, and 2003, respectively. Related costs paid to third-party shipping companies are recorded as a cost of sales, totaling $983,000, $1,124,000, and $2,057,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

     (d) Goodwill and Other Intangibles Assets

      Intangible assets consist primarily of goodwill, trademarks, patents, and noncompete covenants arising from the application of purchase accounting. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Accordingly, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

      In connection with the implementation of SFAS 142, a goodwill impairment charge of $8,973,000 (net of related income tax benefit of $843,000) was recorded for the year ended December 31, 2002.

     (e) Impairment of Long-Lived Assets

      SFAS 144 provides a single accounting model for long-lived assets to be disposed of. SFAS 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the Company’s consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

      The fair value of the guarantee of officer’s debt is estimated based on the expected present value (see note 8).

     (h) Stock Compensation

      The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148. Under the provisions of SFAS 123 and SFAS 148, the Company has elected to continue to measure compensation cost for employees and nonemployee directors of the Company under the intrinsic value method of APB No. 25 and comply with the pro forma disclosure requirements under SFAS 123 and SFAS 148. The Company applies the fair value techniques of SFAS 123 and SFAS 148 to measure compensation cost for options/warrants granted to nonemployees.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The following table illustrates the effects on net income (loss) if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	2001	2002	2003

Net income (loss), as reported	$1,626,000	$(7,353,000)	$9,154,000
Add stock-based employee compensation expense included in reported net income, net of tax	132,000	109,000	73,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(598,000)	(494,000)	(596,000)

Pro forma net income (loss)	$1,160,000	$(7,738,000)	$8,631,000

Pro forma net income (loss) per share:
Basic	$0.13	$(0.83)	$0.85

Diluted	$0.12	$(0.79)	$0.74

(i)	Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, net sales, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns and discounts, impairment assessments and charges, deferred taxes, depreciation and amortization, litigation reserves, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities, and hedging activities. Actual results could differ from these estimates.

     (j) Research and Development Costs

      Research and development costs are charged to expense as incurred. Such costs amounted to $1,034,000, $1,092,000, and $1,099,000 in 2001, 2002, and 2003, respectively.

     (k) Advertising, Marketing, and Promotion Costs

      Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 2001, 2002, and 2003 were $6,087,000, $7,456,000, and $6,594,000, respectively. Included in prepaid and other current assets at December 31, 2002 and 2003 were $403,000 and $221,000, respectively, related to prepaid advertising and promotion expenses for programs to take place after December 31, 2002 and 2003, respectively.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

     (m) Income (Loss) per Share

      Basic income (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from diluted EPS.

      The reconciliations of basic to diluted weighted average shares are as follows:

	2001	2002	2003

Income (loss) used for basic and diluted income (loss) per share:
Income before cumulative effect of a change in accounting principle	$1,626,000	$1,620,000	$9,154,000
Cumulative effect of a change in accounting principle, net of income tax benefit	—	(8,973,000)	—

Net income (loss)-diluted	1,626,000	(7,353,000)	9,154,000
Less redemption premium on preferred stock	—	—	(438,000)

Net income (loss) available for common stockholders-basic	$1,626,000	$(7,353,000)	$8,716,000

Weighted average shares used in basic computation	9,247,000	9,328,000	9,610,000
Dilutive effect of stock options	414,000	327,000	882,000
Dilutive effect of convertible preferred stock	—	151,000	1,388,000

Weighted average shares used for diluted computation	9,661,000	9,806,000	11,880,000

      The dilutive effect of convertible preferred stock above relates to preferred stock that was outstanding between November 25, 2002 and December 3, 2003. The Company repurchased all of the outstanding preferred stock on December 3, 2003.

      Options to purchase 282,000, 286,000 and 217,000 shares of common stock at prices ranging from $5.25 to $9.88, $4.80 to $9.88 and $9.88 to $19.00, were outstanding during 2001, 2002 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods, and therefore their inclusion would be antidilutive.

(n)	Foreign Currency Translation

      The Company considers the U.S. dollar as the functional currency. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Net sales and expenses are translated at the weighted average rate of exchange during the period.

(o)	Hedging Activities

      The Company may enter into foreign currency forward contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to sales of goods in Eurodollars.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Derivative financial instruments are not used for speculative purposes. At December 31, 2003, the Company had no foreign currency forward contracts.

      In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, these foreign currency cash flow hedges are recorded at fair value in the accompanying balance sheet with unrealized gains and losses on outstanding foreign currency forward contracts recorded in the financial statements as a component of other comprehensive income, net of deferred taxes, to the extent they are effective hedges. When the transaction occurs, the effective portion of the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to the same statement of operations line item affected by the hedged forecasted transaction due to foreign currency fluctuations. Any terminated derivatives or ineffective portion of gains and losses resulting from changes in the fair value of the derivatives is recognized in current earnings. The ineffective portion of these gains and losses, which results primarily from the time value component of gains and losses on forward contracts, was immaterial for all periods presented.

(p) Comprehensive Income (Loss)

      Comprehensive income is the total of net earnings (loss) and all other nonowner changes in equity. Except for net income (loss), foreign currency translation adjustments, and unrealized gains and losses as a result of hedging activities, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130.

(q) Business Segment Reporting

      Management of the Company has determined its reportable segments are strategic business units. The four reportable segments are the Teva, UGG and Simple wholesale divisions and the Company’s Internet and catalog retailing business. Information related to these segments is summarized in note 10.

(r) Reclassifications

      Certain reclassifications have been made to the 2001 and 2002 balances to conform to the 2003 presentation.

(s) New Accounting Standards

      In June 2001, Financial Accounting Standards Board, or FASB, issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial position or results from operations.

      Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results from operations.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company’s consolidated financial position or results from operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial position or results from operations.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial position or results from operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002 and are included in the notes to these consolidated financial statements.

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

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on the Company’s consolidated financial position or results of operation. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have any impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that companies classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operation.

(2)	Retirement Plan

      Effective August 1, 1992, the Company established a 401(k) defined contribution plan. Substantially all employees are eligible to participate in the plan through tax-deferred contributions. The Company matches 50% of an employee’s contribution up to $1,200 per year. Matching contributions totaled $67,000, $90,000 and $67,000 during 2001, 2002 and 2003, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. The Company did not make profit sharing contributions for the years ended December 31, 2001, 2002 or 2003.

(3)	Property and Equipment

      Property and equipment is summarized as follows:

	2002	2003

Machinery and equipment	$7,609,000	$5,602,000
Furniture and fixtures	1,031,000	663,000
Leasehold improvements	1,087,000	724,000

	9,727,000	6,989,000
Less accumulated depreciation and amortization	5,863,000	4,020,000

Net property and equipment	$3,864,000	$2,969,000

      During 2003, the Company wrote-off certain fully depreciated assets with an original cost of $3,402,000.

(4)	Notes Payable and Long-Term Debt

      Notes payable and long-term debt consists of the following:

	2002	2003

Revolving line of credit with Comerica Bank (described below)	$4,775,000	$—
Term loan with Comerica Bank, secured by all assets of the Company, interest (4.37% at December 31, 2003) at Bank’s base rate or LIBOR plus a margin, as defined, principal payment of $1,750,000 due on May 31, 2004 with equal monthly payments of $292,000 beginning June 30, 2004, with final payment due on November 25, 2005	7,000,000	7,000,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2002	2003

Secured subordinated note, payable in quarterly principal installments of $1,500,000 beginning November 2007, interest at a rate of 16.75%, of which 12.00% is payable monthly and 4.75% is payable at maturity, compounded monthly, due November 2008. A prepayment penalty ranging from 4.00% to 5.00% is incurred for any portion repaid prior to November 2004	14,068,000	10,000,000
Unsecured junior subordinated 9.00% note payable to the seller of Teva, interest payable in annual installments at a rate of 7.00% through November 2008. Principal and additional interest of 2.00% are due in November 2008, compounded annually	13,026,000	13,287,000
Unsecured note payable in quarterly installments of $49,200, including interest at a rate of 7.93%, due December 2003	159,000	—

	39,028,000	30,287,000
Less current installments	3,951,000	3,792,000

	$35,077,000	$26,495,000

      The aggregate maturities of long-term debt as of December 31, 2003 are as follows:

2004	$3,792,000
2005	3,208,000
2006	—
2007	1,500,000
2008	21,787,000

Total	$30,287,000

      We amended the Facility with Comerica Bank-California (the “Bank”) in November 2003. As amended, the Facility expires June 1, 2005 and provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on our accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the Bank’s prime rate (4.00% at December 31, 2003) or at our option, at LIBOR plus 1.00% to 2.50%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets. The Facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. At December 31, 2003, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. We had credit availability under the Facility of $19,283,000 at December 31, 2003.

      The agreements underlying the Facility, the Term Loan, and the Subordinated Note contain several financial covenants including a quick ratio requirement, profitability requirements and cash flow coverage requirements, among others. The Company was in compliance with all covenants at December 31, 2003.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The unsecured junior subordinated note payable to the seller of Teva is payable to a current stockholder of the Company, Mark Thatcher. This note provides the holder with the right to designate one member of the Board of Directors.

(5)	Income Taxes

      Components of income taxes are as follows:

	Federal	State	Total

2001:
Current	$1,392,000	$394,000	$1,786,000
Deferred	(465,000)	(136,000)	(601,000)

	$927,000	$258,000	$1,185,000

2002:
Current	$575,000	$(7,000)	$568,000
Deferred	493,000	163,000	656,000

	$1,068,000	$156,000	$1,224,000

2003:
Current	$3,495,000	$483,000	$3,978,000
Deferred	1,334,000	418,000	1,752,000

	$4,829,000	$901,000	$5,730,000

      Foreign income tax expenses (primarily current) were $289,000, $522,000 and $1,452,000 during the years ended December 31, 2001, 2002 and 2003, respectively, and are included in federal current tax expenses above.

      Actual income taxes differed from that obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	2001	2002	2003

Computed “expected” income taxes	$956,000	$967,000	$5,060,000
State income taxes, net of federal income tax benefit	164,000	166,000	623,000
Other	65,000	91,000	47,000

	$1,185,000	$1,224,000	$5,730,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2003 are presented below:

	2002	2003

Deferred tax assets, current:
Uniform capitalization adjustment to inventory	$448,000	$483,000
Bad debt and other reserves	1,580,000	1,576,000
State taxes	(171,000)	78,000
Other	62,000	—

Total deferred tax assets, current	1,919,000	2,137,000

Deferred tax assets, noncurrent:
Amortization of intangible assets	956,000	—
Depreciation of property and equipment	472,000	—

Total deferred tax assets, noncurrent	1,428,000	—

Deferred tax liabilities, noncurrent:
Amortization of intangible assets	—	(224,000)
Depreciation of property and equipment	—	(344,000)

Total deferred tax liabilities, noncurrent	—	(568,000)

Net deferred tax assets	$3,347,000	$1,569,000

      Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(6)	Stockholders’ Equity

      The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01, of which 1,375,000 shares are designated as Series A Preferred Stock. The 1,375,000 shares of Series A Preferred Stock were issued to Mark Thatcher in connection with the acquisition of Teva (note 12). In December 2003, the Company redeemed all of the outstanding Preferred Stock. In connection with the redemption, the Company paid Mr. Thatcher a premium of approximately $438,000, which was recorded as a reduction of additional paid-in capital. The premium reduced income (loss) applicable to common stockholders and, therefore is reflected in the income (loss) per share calculations.

      In February 2001, the Company amended the 1993 Stock Incentive Plan (the “1993 Plan”). Under the terms of the amended 1993 Plan, 3,000,000 shares of common stock are reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants, or other rights to acquire stock. Under the 1993 Plan, 162,344, 124,896 and 262,577 shares of common stock were issued to employees in 2001, 2002, and 2003, respectively. In 1997, 100,000 shares of common stock were issued under the 1993 plan to a former officer of the Company, which was financed through the issuance of a note receivable of $624,000 to such officer (bearing interest at 6.39%, secured by the underlying Company stock, with principal and interest due April 18, 2002). The former officer returned the Company’s common stock and the note receivable was reversed in 2002.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Common stock option activity under the 1993 Plan for the years ended December 31, 2001, 2002 and 2003 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2000	1,278,900	$3.66
Granted	584,800	3.90
Exercised	(147,500)	2.24
Canceled	(135,400)	4.61

Outstanding at December 31, 2001	1,580,800	3.80
Granted	624,400	4.13
Exercised	(107,900)	2.32
Canceled	(165,300)	3.26

Outstanding at December 31, 2002	1,932,000	4.04
Granted	206,000	18.75
Exercised	(238,100)	3.19
Canceled	(125,400)	7.51

Outstanding at December 31, 2003	1,774,500	5.62

Options exercisable at December 31, 2001	854,000	4.17
Options exercisable at December 31, 2002	1,245,900	4.07
Options exercisable at December 31, 2003	1,168,800	4.36

      The per share weighted average fair value of stock options granted during 2001, 2002, and 2003 was $2.13, $2.25, and $10.83, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 2001 — expected dividend yield of 0%, stock volatility of 49.56%, risk-free interest rate of 3.30%, and an expected life of seven years; 2002 — expected dividend yield of 0%, stock volatility of 48.46%, risk-free interest rate of 3.70%, and an expected life of seven years; 2003 — expected dividend yield of 0%, stock volatility of 51.70%, risk-free interest rate of 3.70%, and an expected life of seven years.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003.

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable at	Exercise
Exercise Price	December 31, 2003	Contractual Life	Price	December 31, 2003	Price

$1.56 to $3.19	391,000	5.13 years	$2.24	391,000	$2.24
$3.50 to $3.76	401,500	7.93 years	3.61	269,200	3.60
$4.03 to $4.80	585,000	8.12 years	4.23	273,200	4.21
$5.25 to $9.88	195,000	4.37 years	6.83	195,000	6.83
$19.00	202,000	9.92 years	19.00	40,400	19.00

	1,774,500	7.21 years	5.62	1,168,800	4.36

      In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “1995 Plan”). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan, as amended, 300,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for employees to purchase the Company’s common stock at a discount below market value, as defined by the 1995 Plan. Under the 1995 Plan, 26,036, 11,870 and 6,781 shares were issued in 2001, 2002, and 2003, respectively. Consistent with the application of APB Opinion No. 25, no compensation has been recorded for stock purchases.

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

      As discussed in note 12, on November 25, 2002, the Company acquired the worldwide Teva patents, trademarks and other assets. Prior to the acquisition, the Company had been selling its Teva line of sport

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

sandals and other footwear since 1985, pursuant to various license arrangements with Mark Thatcher, the inventor of the Teva sports sandal and previous holder of the Teva patents and trademarks.

      In 1999, the Company signed a new license agreement (the “License Agreement”) for Teva, which was effective January 1, 2000. Under the License Agreement, the Company received the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. In connection with the License Agreement, the Company paid the licensor a licensing fee of $1,000,000 and issued the licensor 428,743 shares of its previously unissued common stock with a fair value of $1,608,000. The Company recorded the license as an intangible asset for the value of the cash and common stock issued pursuant to the License Agreement. The shares are subject to various contractual and other holding period requirements. In addition, the Company agreed to grant the licensor not less than 50,000 stock options on the Company’s common stock annually, with an exercise price at the market value on the date of grant. The fair value of options granted under the License Agreement aggregated $152,000 and $111,000 in 2001 and 2002, respectively.

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

      Royalty expense related to Teva sales is included in selling, general, and administrative expenses in the accompanying consolidated financial statements and was $4,194,000 and $3,739,000 during the years ended December 31, 2001 and 2002, respectively.

      Subsequent to acquiring Teva on November 25, 2002, the Company ceased granting stock options and paying royalties on Teva footwear sales and owns all Teva rights and assets worldwide.

(8)	Commitments and Contingencies

      The Company leases office facilities under operating lease agreements, which expire through December 2007:

      Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2004	$1,176,000
2005	1,156,000
2006	1,094,000
2007	378,000

$3,804,000

      Total rent expense for the years ended December 31, 2001, 2002, and 2003 was approximately $1,074,000, $1,188,000, and $1,271,000, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      In February 2002, the Company agreed to guarantee up to $1,000,000 of a bank loan of an officer of the Company, which matures June 1, 2004. The guarantee is through the maturity date of the officer’s loan and the Company would have to pay under the guarantee should the officer default on the loan. As of December 31, 2003, approximately $1,000,000 was outstanding under the officer’s loan from the bank. The fair value of the guarantee was immaterial at December 31, 2003.

      An action was brought against the Company in 1995 by Molly Strong-Butts and Yeti by Molly, Ltd. (collectively, Molly) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a settlement of approximately $2,000,000, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. On September 30, 2002, a federal judge ruled that the Company must pay an additional $4,290,000 to Molly, including $2,450,000 of exemplary damages and $1,840,000 to cover the plaintiff’s attorney fees. Deckers and Molly agreed to settle without going to appeal for the total sum of $4,000,000. This was paid prior to December 31, 2002. The Company recorded these litigation costs in the accompanying consolidated statement of operations in 2001 and 2002, respectively.

      The Company was a party to litigation in the Netherlands with a former European distributor (the “Distributor”), alleging breach of contract related to the Company’s termination of the previous distributor arrangement. During May 2003, the Company settled this matter out of court, paying the distributor $200,000 as full and final settlement. The settlement amount approximated the previously recorded accrual for this matter and, as a result, did not have a significant impact on the results of operations for the period.

      In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs had issued an opinion to the Company that certain popular Teva styles were covered by this anti-dumping duty legislation. Based on this opinion, Dutch Customs sought anti-dumping duties of approximately $500,000 from the Company, which the Company had appealed. In March 2003, an appeals court ruled that the duties were not levied by the appropriate governing body and ordered The Ministry of Economic Affairs (the “Ministry”) to determine the portion of the duties that was improperly levied and to nullify that portion. In May 2003, the Ministry completed its analysis and nullified the entire claim. As a result of this favorable final ruling, the Company reversed the previously established $500,000 accrual during June 2003, which is reflected as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

(10)	Business Segments, Concentration of Business, and Credit Risk and Significant Customers

      The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, or unusual items to segments. The Company evaluates performance based on net sales and profit or loss from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing and sales strategies. The earnings from operations for each of the segments includes only those costs which are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization and the costs of employees directly related to the brands. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation, facilities costs and the 2001 and 2002 litigation costs. Business segment information is summarized as follows:

	2001	2002	2003

Net sales to external customers:
Teva wholesale	$61,221,000	$64,849,000	$72,783,000
UGG wholesale	19,185,000	23,491,000	34,561,000
Simple wholesale	10,853,000	10,159,000	7,210,000
Internet/catalog	—	608,000	6,501,000
Other	202,000	—	—

	$91,461,000	$99,107,000	$121,055,000

Income from operations:
Teva wholesale	$12,407,000	$12,011,000	$21,739,000
UGG wholesale	3,674,000	6,589,000	10,002,000
Simple wholesale	241,000	279,000	(1,176,000)
Internet/catalog	—	194,000	1,148,000
Other (primarily unallocated overhead)	(13,984,000)	(15,725,000)	(12,275,000)

	$2,338,000	$3,348,000	$19,438,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2001	2002	2003

Depreciation and amortization:
Teva wholesale	$1,386,000	$1,217,000	$502,000
UGG wholesale	648,000	13,000	21,000
Simple wholesale	206,000	57,000	42,000
Internet/catalog	—	2,000	41,000
Other	1,000	—	—
Unallocated overhead	1,336,000	1,295,000	1,133,000

	$3,577,000	$2,584,000	$1,739,000

Capital expenditures:
Teva wholesale	$144,000	$142,000	$65,000
UGG wholesale	—	16,000	46,000
Simple wholesale	10,000	69,000	27,000
Internet/catalog	—	—	—
Unallocated overhead	2,301,000	1,250,000	525,000

	$2,455,000	$1,477,000	$663,000

Total assets from reportable segments:
Teva wholesale		$83,168,000	$85,491,000
UGG wholesale		20,904,000	18,033,000
Simple wholesale		5,708,000	4,231,000
Internet/catalog		1,176,000	440,000

		$110,956,000	$108,195,000

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

      Reconciliations of total assets from reportable segments to the consolidated financial statements are as follows:

	2002	2003

Total assets for reportable segments	$110,956,000	$108,195,000
Elimination of intersegment payables	29,000	34,000
Unallocated refundable income taxes and deferred tax assets	3,100,000	2,107,000
Other unallocated corporate assets	8,327,000	10,690,000

Consolidated total assets	$122,412,000	$121,026,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The Company sells its footwear products principally to customers throughout the U.S. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, and Asia, among other regions. International sales to unaffiliated customers were 23.1%, 21.0%, and 18.5% of net sales for the years ended December 31, 2001, 2002, and 2003, respectively. The Company does not consider international operations a separate segment. Such operations are not reviewed by the Chief Operating Decision Maker separately, but rather in the aggregate with the aforementioned segments. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. For the years ended December 31, 2001, 2002, and 2003, the Company had no single customer exceeding 10.0% of consolidated net sales. As of December 31, 2002, the Company had one customer representing 14.4% of net trade accounts receivable. As of December 31, 2003, the Company had one customer representing 13.8% of net trade accounts receivable.

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

(11)	Quarterly Summary of Information (Unaudited)

      Summarized unaudited quarterly financial data are as follows:

	2002

	March 31	June 30	September 30	December 31

Net sales	$33,259,000	$22,369,000	$17,727,000	$25,752,000
Gross profit	15,114,000	10,071,000	6,698,000	9,647,000
Income (loss) before cumulative effect of a change in accounting principle	2,162,000	642,000	(2,547,000)	1,363,000
Cumulative effect of a change in accounting principle, net of income tax benefit	(8,973,000)	—	—	—
Net income (loss)	(6,811,000)	642,000	(2,547,000)	1,363,000
Basic income (loss) per common share before cumulative effect of accounting change	$0.23	$0.07	$(0.27)	$0.15
Cumulative effect of accounting change	(0.96)	—	—	—

Basic net income (loss) per common share	$(0.73)	$0.07	$(0.27)	$0.15

Diluted income (loss) per common share before cumulative effect of accounting change	$0.22	$0.07	$(0.27)	$0.13
Cumulative effect of accounting change	(0.92)	—	—	—

Diluted net income (loss) per common share	$(0.70)	$0.07	$(0.27)	$0.13

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2003

	March 31	June 30	September 30	December 31

Net sales	$36,102,000	$24,342,000	$24,894,000	$35,717,000
Gross profit	16,240,000	11,832,000	9,502,000	13,771,000
Net income	4,203,000	2,006,000	481,000	2,464,000
Net income per share:
Basic	$0.44	$0.21	$0.05	$0.21
Diluted	$0.37	$0.17	$0.04	$0.19

(12)	Acquisition of Teva

      On November 25, 2002, the Company completed an acquisition of the worldwide Teva patents, trademarks, and other assets from Mark Thatcher, the Company’s former licensor and the holder of the Teva patents and trademarks and his wholly-owned corporation, Teva Sport Sandals, Inc., the owner of the Teva Internet and catalog business. As a result of the acquisition, the Company now owns all of the Teva worldwide assets including all patents, tradenames, trademarks and all other intellectual property, as well as Teva’s existing catalog and internet retailing business, which includes the operations of Teva Sport Sandals, Inc. As a result of the acquisition, the Company will experience cost savings by not having to pay royalties and is able to control and build the Teva brand.

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

      The results of the operations of Teva Sport Sandals, Inc. are included in the consolidated statement of operations from the acquisition date.

      The following table summarizes the fair value of the assets and liabilities assumed at the date of acquisition:

Net current assets	$357,000
Property and equipment	88,000
Trademarks	51,000,000
Intangible assets	1,580,000
Goodwill	11,174,000

Net assets acquired	$64,199,000	(1)

(1)	Includes $1,899,000 of amounts previously capitalized, primarily for payments to Mark Thatcher for contract extensions of the option to purchase the Teva patents and trademarks.

      Intangibles of $51,000,000 were assigned to registered trademarks that are not amortized for financial reporting purposes, but are expected to be amortized and fully deductible for income tax reporting purposes. The remaining $1,580,000 of acquired intangible assets consists primarily of patents and have a weighted

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

average useful life of approximately seven years. The $11,174,000 of goodwill is expected to be fully deductible for income tax purposes but is not amortizable for financial reporting purposes. The entire goodwill balance was recorded to the Teva segment. Such allocations were based upon an independent appraisal of the assets acquired in accordance with SFAS No. 141, Business Combinations.

      The following table summarizes supplemental statement of income (loss) information on a pro forma basis as if the acquisition had occurred on January 1, 2001.

	2001	2002	2003

Pro forma net sales	$93,559,000	$101,267,000	$121,055,000
Pro forma net income before cumulative effect of a change in accounting principle	1,374,000	1,341,000	9,154,000
Cumulative effect of a change in accounting principle, net of tax benefit	—	(8,973,000)	—

Pro forma net income (loss)	$1,374,000	$(7,632,000)	$9,154,000

Basic income (loss) per share:
Pro forma net income before cumulative effect of a change in accounting principle	$0.15	$0.14	$0.91
Cumulative effect of a change in accounting principle	—	(0.95)	—

Pro forma net income (loss)	$0.15	$(0.81)	$0.91

Diluted income (loss) per share:
Pro forma net income before cumulative effect of a change in accounting principle	$0.12	$0.14	$0.77
Cumulative effect of a change in accounting principle	—	(0.91)	—

Pro forma net income (loss)	$0.12	$(0.77)	$0.77

(13)	Goodwill and Other Intangible Assets

      In July 2001, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings but instead be reviewed periodically for impairment, including an annual test performed on December 31. The Company implemented this accounting standard on January 1, 2002, resulting in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000) during the year ended December 31, 2002. This noncash impairment charge included a write-down of approximately $7,800,000 for UGG goodwill and approximately $1,200,000 on an after-tax basis for Simple goodwill. As a result of these write-downs, UGG has approximately $6,100,000 of goodwill remaining at December 31, 2002 and Simple has no remaining goodwill, which has been included in intangible assets in the accompanying consolidated balance sheets. The

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the year ended December 31, 2002.

      In addition, SFAS 142 provides that goodwill no longer be amortized, and as a result the Company recorded approximately $809,000 of goodwill amortization during the year ended December 31, 2001, whereas the Company had recorded no goodwill amortization during the years ended December 31, 2002 and 2003. For comparative purposes, the following schedule reconciles reported net income (loss) to adjusted net income (loss) for the year ended December 31, 2001, adjusted to exclude goodwill amortization, along with comparative information for the years ended December 31, 2002 and 2003.

	2001	2002	2003

Reported net income before cumulative effect of a change in accounting principle	$1,626,000	$1,620,000	$9,154,000
Add back goodwill amortization, net of related $70,000 tax benefit in 2001	739,000	—	—

Adjusted net income before cumulative effect of a change in accounting principle	2,365,000	1,620,000	9,154,000
Cumulative effect of a change in accounting principle, net of tax benefit	—	(8,973,000)	—

Adjusted net income (loss)	$2,365,000	$(7,353,000)	$9,154,000

	2001	2002	2003

Basic income (loss) per share:
Reported net income before cumulative effect of a change in accounting principle	$0.18	$0.17	$0.91
Goodwill amortization, net of tax benefit	0.08	—	—

Adjusted net income before cumulative effect of a change in accounting principle	0.26	0.17	0.91
Cumulative effect of a change in accounting principle	—	(0.96)	—

Adjusted net income (loss)	$0.26	$(0.79)	$0.91

Diluted income (loss) per share:
Reported net income before cumulative effect of a change in accounting principle	$0.17	$0.17	$0.77
Goodwill amortization, net of tax benefit	0.08	—	—

Adjusted net income before cumulative effect of a change in accounting principle	0.25	0.17	0.77
Cumulative effect of a change in accounting principle	—	(0.92)	—

Adjusted net income (loss)	$0.25	$(0.75)	$0.77

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

     Summary of Intangible Assets

	As of December 31, 2003

		Weighted
	Gross	Average		Net
	Carrying	Amortization	Accumulated	Carrying
	Amount	Period	Amortization	Amount

Amortizable intangible assets	$1,858,000	9 years	$468,000	$1,390,000
Nonamortizable intangible assets:
Trademark	$51,152,000
Goodwill	18,030,000

	$69,182,000

      Aggregate amortization expense for amortizable intangible assets for the year ended December 31, 2003 was $276,000. Estimated amortization expense for the next five years is: $253,000 in 2004, $253,000 in 2005, $253,000 in 2006, $210,000 in 2007, and $71,000 in 2008.

      The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

	Teva	UGG	Total

Balance as of January 1, 2003	$11,854,000	6,101,000	17,955,000
Adjustment to purchase allocation	75,000	—	75,000

Balance as of December 31, 2003	$11,929,000	6,101,000	18,030,000

Schedule II

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2001, 2002 and 2003

	Balance at			Balance at
	Beginning			End of
Description	of Year	Additions	Deductions	Year

Year ended December 31, 2001:
Allowance for doubtful accounts	$2,144,000	1,658,000	1,788,000	2,014,000
Reserve for sales discounts	708,000	946,000	848,000	806,000
Year ended December 31, 2002:
Allowance for doubtful accounts	$2,014,000	1,785,000	1,846,000	1,953,000
Reserve for sales discounts	806,000	713,000	837,000	682,000
Year ended December 31, 2003:
Allowance for doubtful accounts	$1,953,000	504,000	876,000	1,581,000
Reserve for sales discounts	682,000	741,000	878,000	545,000

See accompanying independent auditors’ report.

PART III

Item 10. Directors and Executive Officers of the Registrant

      We have adopted a written code of ethics that applies to our principal executive officer, principal financial and accounting officer, controller and persons performing similar functions. Our code of ethics is designed to meet the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly either on a report on Form 8-K or on our website at www.deckers.com.

      All additional information required by this item, including information relating to Directors and Executive Officers of the Registrant, is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2004 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2003, and such information is incorporated herein by reference.

Item 11. Executive Compensation

      Information relating to Executive Compensation is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2004 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2003, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2004 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2003, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information relating to Certain Relationships and Related Transactions is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2004 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2003, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

      Information relating to Principal Accountant Fees and Services is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2004 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2003, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 48 hereof.

(b) Reports on Form 8-K.

      None.

(c) Exhibits

Exhibit

2.1	Certificate of Ownership and Merger Merging Deckers Corporation into Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation. (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.2	Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.1	1993 Employee Stock Incentive Plan. (Exhibit 99 to the Registrant’s Registration Statement on Form S-8, File No. 33-47097 and incorporated by reference herein)
#10.2	Form of Incentive Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.3	Form of Non-Qualified Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.4	Form of Restricted Stock Agreement. (Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.5	Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.6	First Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.7	Second Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.8	Third Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.9	Deckers Outdoor Corporation 1995 Employee Stock Purchase Plan. (Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
#10.10	Amended Compensation Plan for Outside Members of the Board of Directors. (Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended September 30, 1996 and incorporated by reference herein)
#10.11	Extension Agreement to Employment Agreement with Douglas B. Otto. (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 1996 and incorporated by reference herein)
10.12	Shareholder Rights Agreement, dated as of November 12, 1998. (Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended September 30, 1998 and incorporated by reference herein)
10.13	Revolving Credit Agreement dated as of February 21, 2002 among Deckers Outdoor Corporation, UGG Holdings, Inc. and Comerica Bank — California. (Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.)
#10.14	Employment Agreement dated March 29, 2002 between Douglas B. Otto and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant’s Form 10-Q for the period ended March 31, 2002 and incorporated by reference herein.)
10.15	Asset Purchase Agreement dated as of October 9, 2002 by and Among Mark Thatcher, Teva Sport Sandals, Inc. and Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)
10.16	Disclosure letter associated with the Asset Purchase Agreement. (Exhibit 2.2 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)+

Exhibit

#10.17	Employment Agreement dated November 25, 2002 between John A. Kalinich and Deckers Outdoor Corporation. (Exhibit 10.20 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
#10.18	Employment Agreement dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.21 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.19	Unsecured Subordinated Promissory Note dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.20	Note Purchase Agreement dated as of November 25, 2002 by and among Deckers Outdoor Corporation and The Peninsula Fund III Limited Partnership. (Exhibit 10.23 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.21	Amended and Restated Credit Agreement, dated as of November 25, 2002, by and among Deckers Outdoor Corporation, UGG Holdings Inc., and Comerica Bank-California. (Exhibit 10.24 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.22	Amendment Number One to Amended and Restated Revolving Credit Agreement dated April 29, 2003. (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.23	Amendment Number Two to Amended and Restated Revolving Credit Agreement dated June 27, 2003. (Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.24	Amendment Number One to Senior Subordination Agreement dated April 29, 2003. (Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).
10.25	Amendment Number Two to Senior Subordination Agreement dated June 27, 2003. (Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.26	Amendment Number Three to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank - California dated as of August 6, 2003. (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein)
10.27	*Amendment Number Four to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of November 13, 2003
10.28	*Amendment Number Three to Senior Subordination Agreement dated November 13, 2003
#10.29	*Employment Agreement effective as of January 1, 2004 between Douglas B. Otto and Deckers Outdoor Corporation
#10.30	*Employment Agreement effective as of January 1, 2004 between M. Scott Ash and Deckers Outdoor Corporation
#10.31	*Employment Agreement effective as of January 1, 2004 between Patrick C. Devaney and Deckers Outdoor Corporation
#10.32	*Employment Agreement effective as of January 1, 2004 between Constance X. Rishwain and Deckers Outdoor Corporation
#10.33	*Employment Agreement effective as of January 1, 2004 between Robert P. Orlando and Deckers Outdoor Corporation
10.34	*Lease Agreement dated November 1, 2003 between Ampersand Aviation, LLC and Deckers Outdoor Corporation for office building at 495-A South Fairview Avenue, Goleta, California, 93117
10.35	*Exclusive Independent Contractor Representation Agreement between Deckers Outdoor Corporation and BHPC Marketing, Inc. effective as of January 1, 2003 for representation of the Teva brand
14.1	*Deckers Outdoor Corporation’s Code of Ethics for Senior Officers, as approved by the Board of Directors on December 5, 2003.
21.1	*Subsidiaries of Registrant.
23.1	*Independent Auditors’ Consent.

Exhibit

31.1	*Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Certain information in this Exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request as to the omitted portions of the Exhibit.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION
(Registrant)

/s/ DOUGLAS B. OTTO

Douglas B. Otto
Chief Executive Officer

Date: March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS B. OTTO Douglas B. Otto	Chairman of the Board, President and Chief Executive Officer	March 26, 2004

/s/ M. SCOTT ASH M. Scott Ash	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ GENE E. BURLESON Gene E. Burleson	Director	March 26, 2004

/s/ JOHN M. GIBBONS John M. Gibbons	Director	March 26, 2004

/s/ REX A. LICKLIDER Rex A. Licklider	Director	March 26, 2004

/s/ DANIEL L. TERHEGGEN Daniel L. Terheggen	Director	March 26, 2004

/s/ JOHN A. KALINICH John A. Kalinich	Director	March 26, 2004