Form 10-K/A
period 2003-12-31
DECKERS OUTDOOR CORP
filed 2004-04-30
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DECKERS OUTDOOR CORPORATION

For the Fiscal Year Ended December 31, 2003

EXPLANATORY NOTE

      This Amendment No. 1 to the Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2003 (the “Report”) amends and supersedes in its entirety the Report, which was filed on March 26, 2004. This Amendment No. 1 is being filed to revise information in the Report, partly in accordance with comments of the staff of the Securities and Exchange Commission in connection with their review of the Company’s Registration Statement on Form S-3 and the periodic reports of the Company incorporated by reference in the Registration Statement.

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

      We believe our ability to continue to grow our future sales, earnings and market share has been significantly enhanced through achievement of three key recent initiatives:

      Teva Rights Acquisition. From 1985 until November 2002, we sold our Teva products under a licensing arrangement with Teva’s founder, Mark Thatcher. In November 2002, we acquired all of the Teva Rights from Mr. Thatcher and his wholly-owned corporation, Teva Sport Sandals, Inc. The acquisition enabled us to gain ownership of the Teva Internet and catalog business and allowed our brand managers to broaden the Teva line into attractive casual open-toe lines and rugged outdoor closed-toe footwear. This expansion of the Teva product line has increased the appeal of the brand and expanded our overall retail placement. The acquisition also enabled us to:

•	eliminate significant royalties and other license costs;

•	eliminate product line expansion constraints under our former license agreement;

•	realize license opportunities for the Teva brand into additional brand-appropriate outdoor categories; and

•	enhance our ability to recruit and retain key senior management.

      Organizational Restructuring. In the last several years, we have reorganized our management infrastructure and developed a decentralized approach that gives our brand managers greater control over product development, marketing, and distribution for their respective brands. This approach strengthens our product development efforts and enables each brand manager to react quickly to important market trends and concentrate on the footwear demands of our customers and end-user consumers. Our brand teams are highly focused on developing new products and marketing programs that drive strong sales growth but remain true to each brand’s heritage. As a result, we have generated gross margins in excess of 41.8% in each of the past two years and achieved compound annual sales growth of approximately 15% during this period, while decreasing our inventory levels by 2% over the same period. Our central management team provides important expertise in disciplines common to each of our brands, including sourcing, time-to-market, quality control, credit, information systems technology and overall management of our capital resources.

      UGG Repositioning. UGG gained brand recognition in the U.S. beginning in 1979 and was adopted as a favored brand by the California surf community. We acquired UGG in 1995 and have carefully re-positioned the brand as the luxury sheepskin collection sold through high-end retailers. While our sales have grown steadily over the past six years, over the past two years UGG has benefited from significant national media attention and celebrity endorsement through our marketing programs and product seeding activities, further raising the profile of UGG as a luxury sheepskin brand. We intend to further support UGG’s market positioning by carefully expanding the selection of styles available in order to build consumer interest in our UGG collection. We also remain committed to limiting distribution of UGG through high-end retail channels.

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

      Build Leading Global Brands. Our mission is to build niche footwear lines into global brands with market leadership positions. Our Teva and UGG brands began as footwear lines appealing to a narrow core enthusiast market. We have since built these lines into substantial global lifestyle brands with significant potential for further growth and line extension. Across our brands, our styles remain true to the brands’ heritage but have been selectively extended over time to broaden their appeal to men, women and children seeking high quality, comfortable styles for everyday use. Furthermore, we actively manage our brands to ensure that we reach brand appropriate retail distribution channels. We believe that building our domestic and international brand image is best accomplished through a decentralized management structure that empowers a single brand manager to coordinate all aspects of brand image, from product development to marketing and retail channel management.

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

      Maintain Efficient Development and Production Process. We believe our product development processes enable us to produce leading edge products on a timely and a cost effective basis. We design our products domestically. We maintain an on-site supervisory office in Pan Yu City, China that serves as a local link to our independent manufacturers in the Far East, enabling us to carefully monitor the production process, from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement.

Growth Strategies

      Our growth will depend upon our broadening of the products offered under each brand, expanding domestic and international distribution, licensing our brand names and developing or acquiring new brands. Specifically, we intend to:

      Introduce New Categories and Styles under Existing Brands. We intend to increase our sales by developing and introducing additional footwear products under our existing brands that meet our high standards of performance, practicality, authenticity, comfort and quality. We have expanded Teva’s open-toe footwear category by launching new casual styles. We have also introduced several closed-toe lines under the Teva brand, including amphibious footwear, hikers, trail runners and other rugged outdoor footwear. We plan further expansion into the hiking, trail running and rugged outdoor arenas, where the aggregate market is considerably greater than the market size for Teva’s core sport sandals. We have expanded our UGG collection to incorporate additional styles and fabrications in order to further penetrate the fall, spring and winter seasons. We expect to grow our Simple brand by re-introducing our heritage clog and sneaker categories for both men and women. Simple has introduced “comfy” sandals, leveraging one of our core competencies. We have also introduced suede, fleece-lined footwear under the Simple brand to reach retail distribution not currently offered by UGG.

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

      Expand International Distribution. In 2003, our international net sales totaled $22,345,000, representing approximately 18.5% of total net sales. We believe significant opportunities exist to market our products abroad, and we intend to selectively expand their distribution worldwide. We entered into an agency agreement with a firm in the United Kingdom for the coordination of our sales, distribution, marketing and advertising efforts in the European markets. In addition, in 2003 we entered into an agency agreement with a U.S. firm to coordinate our sales and marketing efforts in Asia.

      Pursue Licensing of Brands in Complementary Product Lines. We are pursuing selective licensing of our brand names in product categories beyond footwear. We have signed an agreement with an agency to assist in coordinating the efforts for the licensing of products that complement our trademark protected products. In July 2003, we initiated a domestic Teva licensing program, consisting of U.S. licenses for men’s sportswear, headwear, eyewear and timepieces. We have also signed a license agreement for UGG handbags and related small leather goods and have several UGG related licensing opportunities under consideration, including outerwear and accessories. We are developing additional licensing programs carefully to ensure that licensed goods remain consistent with our brands’ heritage. We have only recently initiated the licensing strategy and, as a result of the lead times required to bring products to market, to date we have not realized revenue from these licensing initiatives.

      Build New Brands. We intend to continue to focus on identifying, developing or acquiring, and building new brands. We have been successful previously in identifying entrepreneurial concepts for innovative, fashionable footwear targeted at niche markets and building these concepts into viable brands utilizing our expertise in product development, production and marketing. We intend to continue to identify and build new brands that demonstrate potential for significant future growth.

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

      Our Teva line comprises six core footwear collections:

Originals. The Originals Series is a collection of sandals and thongs utilizing Teva’s classic rugged architecture. The Originals Series leverages the Teva brand heritage as the inventor of the sport sandal and remains a distinctive choice for both performance-oriented users and casual buyers. Our Originals feature our proprietary Universal Strapping System or Wraptor technology as well as cellular rubber, molded EVA or polyurethane soles and high-quality nylon webbing or leather designed to hold the foot firmly in place. Our U.S. patent on our Universal Strapping System, which we utilize in most of our Teva sandals, expires in September 2007.

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

Terrain. The Terrain Series is a line of sandals and closed-toe footwear that incorporates Teva technologies and is designed for use in rugged outdoor environments such as hiking trails and canyons. The Terrain Series includes performance walking sandals and running sandals, as well as hiking boots and trail running shoes. To meet our consumers’ expanded needs and to provide them with the best product possible, we have partnered with many of the world’s leading providers of footwear technology for specialty component materials, including Vibram®, Five Ten® and Gore-Tex®.

Nomadic. Our Nomadic Series is a collection of leather casual sandals and closed-toe footwear true to Teva’s performance-oriented outdoor heritage but designed for more casual use. The Nomadic Series consists of men’s and women’s leather and suede sandals, closed-toe shoes, slides and clogs featuring rugged, contemporary styles for the traveler and adventurer.

Sun and Moon. Our Sun and Moon Series features fun, youthful and colorful slides and thongs in a variety of materials including waterproof leather, nylon, suede and air mesh. The Sun and Moon Series is designed to leverage our sandal-making capabilities and to appeal to fashion-oriented consumers seeking pre-activity and post-activity footwear alternatives that express a casual lifestyle and individual spirit.

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

      We intend to continue to build upon Teva’s broad and deep line of performance and casual footwear. Our 2004 line features over 100 different product styles with manufacturer’s suggested domestic retail prices for adult sizes ranging from $20.00 to $120.00.

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

Slipper Collection. Our popular Slipper Collection builds upon the UGG reputation for foot comfort and warmth.

      We have expanded our UGG collection from the Classic Sheepskin boot to a broad sheepskin footwear line for men, women and children in a variety of styles and colors, designed for wear in a variety of climates and occasions. Line expansion strategies have resulted in significantly increased exposure for our UGG collection and have contributed to the growth of UGG’s first, second and third quarter business, in addition to our well developed fourth quarter business. The manufacturer’s suggested domestic retail prices for adult sizes for the UGG collection range from $50.00 to $275.00.

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

      We have revised the Simple line in order to return our focus to male and female consumers between the ages of 17 and 30. We have refined the line and added several new styles of clogs, sandals, sneakers and leather casuals to our offerings, including several athletically inspired styles for men and women. We also offer suede, fleece-lined footwear, which enables us to leverage our sheepskin production capabilities and sell this footwear at lower price points than our UGG brand into distribution channels that are precluded from offering our UGG brand. The manufacturer’s suggested domestic retail prices for adult sizes of Simple products range from $30.00 to $88.00.

Licensing

      To capitalize on the strength of our brands, we are pursuing the licensing of our brand names for use in complementary product categories beyond footwear. As part of this approach, in 2002, we signed agency agreements with BHPC Global Licensing, Inc., our licensing agency, to assist us in identifying license candidates and coordinating the efforts for the licensing of the Teva, UGG and Simple trademarks on products ranging from sportswear and outerwear to bags, packs and other accessories.

      In July 2003, we initiated a Teva licensing program with strategic partners, which currently consists of U.S. licenses for men’s sportswear, headwear, eyewear and timepieces. We are selectively developing additional licensing programs to ensure that licensed goods remain consistent with Teva’s brand heritage. In addition, we have signed a license agreement for UGG handbags and related small leather goods and have several other UGG related licensing opportunities under consideration, including outerwear and accessories.

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

Sales and Distribution

      We distribute our products in the U.S. through a dedicated network of approximately 37 independent sales representatives. Our sales representatives are organized geographically and visit retail stores to communicate the features, styling and technology of our products. In addition, we have five in-house sales representatives who serve as key account executives for several of our largest customers.

      Our sales force is divided into two teams, one for Teva and one for UGG and Simple, as the UGG and Simple brands are generally sold through non-outdoor specialty and non-sporting goods distribution channels and are targeted toward a different consumer than our Teva brand. The sales manager for each brand recruits and manages his or her networks of sales representatives and coordinates sales to national accounts. We believe this approach for the U.S. market maximizes the selling efforts to our national retail accounts on a cost-effective basis.

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

      Teva. We sell our Teva products primarily through specialty outdoor and sporting goods retailers such as REI, Eastern Mountain Sports, L.L. Bean, Dick’s Sporting Goods and The Sports Authority. We believe this retail channel is the first choice for athletes, enthusiasts and adventurers seeking technical and performance-oriented footwear. Furthermore, we believe that our Teva products are best sold by retailers who appreciate and can fully market the technical attributes of our products to the consumer. We also sell special make-up Teva products through selected retailers in order to reach consumers who are less outdoor-oriented but who seek out our products due to their durability, comfort and fit.

      UGG. We sell our UGG products primarily through independent specialty retailers such as Fred Segal, David Z. and Sport Chalet as well as high-end department stores such as Nordstrom, Marshall Field’s and Neiman Marcus. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who seeks out the fashion and functional elements of our UGG products.

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

Consumer Direct

      We acquired the Internet and catalog business as part of the acquisition of the Teva Rights. The consumer direct business enables us to reach consumers through our Internet business under the Teva.com, UGGs.com, UGGAustralia.com and SimpleShoes.com Internet addresses and through direct mailings. Our mailing list includes approximately 300,000 consumers who have purchased at least once in the past 36 months. We currently average approximately 200 direct orders daily and have recently reorganized our order fulfillment operations from Flagstaff, Arizona to our distribution center in Ventura, California in order to reduce the cost of order cancellation, minimize out of stock positions and further leverage our distribution center occupancy costs. We generally sell our products through our direct channels at the manufacturer’s suggested retail price, enabling us to capture the full retail margin on each direct transaction.

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

      We sponsor some of the world’s best male and female professional and amateur athletes across several sports. Our Teva promotional team attends events across the U.S. in dedicated, state-of-the-art promotional vehicles prominently featuring our Teva logo. The promotions team showcases Teva products at events and provides consumers with the opportunity to see and sample our latest styles. We recently initiated a partnership with Volkswagen whereby the Teva technical representatives are outfitted in Teva branded Volkswagen Eurovans and Volkswagen Touaregs for travels across the U.S. We believe by outfitting and sponsoring these highly visible athletes and teams, we create brand and product awareness among our targeted consumers at a relatively low cost.

      UGG. We seek to build upon the success of our UGG national print advertising campaign. We currently advertise in upscale national magazines such as Vogue, ELLE, and O Magazine. We believe such advertising is an effective means to target our intended consumers and to convey the high quality and luxurious appeal of UGG products. We also benefit from editorial coverage of the UGG collection. Articles have appeared in such magazines as Glamour, InStyle, Cosmopolitan, Marie Claire, People, US Weekly, Maxim, Shape, Self, O Magazine and Real Simple. In 2003, UGG was awarded “Brand of the Year” by Footwear News, a leading industry trade publication.

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

      We also have improved visibility of the UGG brand through placement of the product in selected television shows and feature films. UGGs have appeared on numerous shows, including Sex and the City, Judging Amy, The King of Queens, Still Standing, Will and Grace, Cedric the Entertainer Presents, Dawson’s Creek, Everwood, Friends and Saturday Night Live. Our marketing efforts have also resulted in UGG product appearances in the following recent and upcoming feature films: Eternal Sunshine of the Spotless Mind starring Kate Winslet and Jim Carrey, Haunted Mansion starring Eddie Murphy, Raising Helen starring Kate Hudson, Surviving Christmas starring Ben Affleck and Christina Applegate and Wicker Park starring Josh Hartnett. In addition, UGG has been embraced by Hollywood celebrities, who are often seen and photographed wearing UGG boots. This celebrity exposure for UGG has been the subject of recent publicity including articles in US Weekly, USA Today, People and People.com. UGG boots have been a featured item on the Oprah Winfrey gift show in 2000 and 2003. We believe our target consumer identifies with celebrities and that greater exposure further heightens awareness of the brand and stimulates sales.

      Simple. The Simple consumer identifies with a certain irreverent culture, and we seek to reach that consumer through a focused grassroots marketing approach that will introduce the brand to influential communities around the country. These marketing efforts will focus on the following major cities: Los Angeles, San Francisco, New York City, Chicago, Boulder, Austin and Nashville. In support of our grassroots initiatives, we will focus on advertising in alternative weekly publications, which will provide us with the opportunity to reach a large number of people through a cost efficient, non-mainstream medium. Publications will include Los Angeles Weekly, San Francisco Bay Guardian, New York City’s Time Out, New City (Chicago), Boulder Weekly, Nashville Scene and Austin Insite. We will identify our key customers in these advertisements to drive store traffic.

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

      To ensure that Teva’s high performance technical products continue to satisfy the requirements of our historical consumer base of performance-oriented “core enthusiasts,” our design staff solicits input from our Team Teva whitewater athletes, the Teva U.S. Mountain Running Team and other professional outdoorsmen, as well as several of our retailers, including REI, Eastern Mountain Sports, Galyan’s and L.L. Bean. We regularly add new innovations, components and styles to our product line based on their input. We recently designed and introduced a new line of trail runner shoes incorporating our patented Liquid Frame Technology, a technology designed to provide a precise running fit based on input from our trail running team. We have also incorporated our proprietary Wraptor technology into performance running sandals, an assortment of hikers and certain styles of our high performance guide sport sandals specifically targeted at professional outdoorsmen and adventurers. In addition, for added traction and durability, we have incorporated various materials in our Teva sandals, including Spider Rubber — a sticky, non-slip rubber outsole material for use across wet and dry terrain, Traction Rubber — a highly durable and abrasion resistant material designed specifically for the extra rigors of land use, and River Rubber — a non-slip material designed to offer superior grip on smooth wet surfaces such as rocks, fiberglass and raft rubber.

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

      The production of footwear by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. To ensure the production of high quality products, many of the materials and components used in production are purchased from independent suppliers designated by us. Excluding sheepskin, we believe that substantially all the various raw materials and components used in the manufacture of our footwear, including rubber, leather and nylon webbing are generally available from multiple sources at competitive prices. We outsource our manufacturing requirements on the basis of individual purchase orders rather than maintaining long-term purchase commitments with our independent manufacturers.

      At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in New Zealand and China. We maintain a constant dialog with the tanneries to monitor the supply of sufficient high quality sheepskin available for our UGG footwear production. To ensure adequate supplies for our manufacturers, we forecast our usage of top grade sheepskin one year in advance at a forward price. We believe supplies are sufficient to meet our needs in the near future but we continue to search for alternate suppliers in order to accommodate any unexpected future growth.

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

Backlog

      Historically, we have encouraged our customers to place, and we have received, a significant portion of orders as pre-season orders, generally four to eight months prior to shipment date. We provide customers with incentives to participate in such pre-season programs to enable us to better plan our production schedule, inventory and shipping needs. Unfilled customer orders as of any date, which we refer to as backlog, represent orders scheduled to be shipped at a future date and do not represent firm orders. The backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of shipments of products as well as variations in the quarter to quarter and year to year preseason incentive programs. The mix of future and immediate delivery orders can vary significantly from quarter to quarter and year to year. As a result, comparisons of the backlog from period to period may be misleading.

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

      Our corporate headquarters is located in Goleta, California. We have a distribution center in Ventura, California, and our Internet and catalog operations are located in Flagstaff, Arizona. We also have a small office in China to oversee the quality and manufacturing standards of our products and a small office in Macau to coordinate logistics. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers in the Far East, Australia and New Zealand. We lease, rather than own, all of our facilities. Our facilities are leased from unrelated parties. We consider our facilities to be suitable for our needs.

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

      We were recently notified that a governmental agency claims that we improperly shipped by air certain water repellant for our footwear. This product is manufactured by one of our suppliers and contains an ingredient listed as a hazardous material in federal regulations. We are reporting to the agency directly and have discontinued shipping the product. The statutory penalty is a minimum of $275 and a maximum of $32,500 for each violation associated with the shipment. The governmental agency often alleges several violations arising out of a single shipment because multiple regulations (regarding how the shipment is prepared, marked, labeled, packaged, certified, etc.) apply to a single shipment. Based upon published guidelines and decisions by this agency, we believe that the likely range for a proposed penalty is between $35,000 and $75,000. It is possible however that the penalty may be as high as $500,000, but we do not believe this is likely. We are seeking indemnification of all resulting expenses from the supplier of the product.

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

	Common Stock
	Price Per Share

	Low	High

Year ended December 31, 2002:
First Quarter	$4.02	$5.25
Second Quarter	$4.28	$5.52
Third Quarter	$3.75	$5.00
Fourth Quarter	$2.83	$4.48
Year ended December 31, 2003:
First Quarter	$3.45	$4.99
Second Quarter	$4.20	$6.69
Third Quarter	$6.40	$10.13
Fourth Quarter	$11.22	$20.81

      As of March 1, 2004, there were approximately 130 record holders of our common stock.

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

Item 6.                      Selected Consolidated Financial Data

      We derived the following selected consolidated financial data from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following consolidated financial information together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Statement of Operations Data:
Net sales:
Teva wholesale	$80,963	$79,732	$61,221	$64,849	$72,783
UGG wholesale	12,104	15,310	19,185	23,491	34,561
Simple wholesale	15,529	16,328	10,853	10,159	7,210
Internet/ catalog	—	—	—	608	6,501
Other	2,503	2,368	202	—	—

Total net sales	111,099	113,738	91,461	99,107	121,055
Cost of sales	66,051	63,540	52,903	57,577	69,710

Gross profit	45,048	50,198	38,558	41,530	51,345
Selling, general and administrative expenses	38,298	37,168	33,940	34,954	32,407
Litigation expense (income)(1)	—	400	2,280	3,228	(500)

Income from operations	6,750	12,630	2,338	3,348	19,438
Other expense (income)	1,508	295	(473)	504	4,554

Income before income taxes and cumulative effect of a change in accounting principle	5,242	12,335	2,811	2,844	14,884
Income taxes	2,358	5,320	1,185	1,224	5,730

Income before cumulative effect of a change in accounting principle	2,884	7,015	1,626	1,620	9,154
Cumulative effect of a change in accounting principle, net of income tax benefit(2)	—	—	—	(8,973)	—

Net income (loss)	$2,884	$7,015	$1,626	$(7,353)	$9,154

Per common share:
Basic net income before cumulative effect of a change in accounting principle	$0.33	$0.77	$0.18	$0.17	$0.91
Cumulative effect of a change in accounting principle (2)	—	—	—	(0.96)	—

Basic net income (loss)	$0.33	$0.77	$0.18	$(0.79)	$0.91

Diluted net income before cumulative effect of change in accounting principle	$0.32	$0.74	$0.17	$0.17	$0.77
Cumulative effect of a change in accounting principle (2)	—	—	—	(0.92)	—

Diluted net income (loss)	$0.32	$0.74	$0.17	$(0.75)	$0.77

Weighted average common shares outstanding:
Basic	8,834	9,093	9,247	9,328	9,610
Diluted	8,981	9,476	9,661	9,806	11,880

	As of December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,633	$9,057	$16,689	$3,941	$6,662
Working capital	$38,658	$40,482	$41,387	$22,453	$22,803
Total assets	$73,482	$77,712	$85,884	$122,412	$121,026
Long-term debt, including current installments	$6,401	$1,495	$449	$39,028	$30,287
Total stockholders’ equity	$56,820	$64,095	$66,532	$65,227	$70,524

(1)	The litigation expense (income) includes: (i) expenses of $2,180,000 in 2001 and $3,228,000 in 2002 related to a lawsuit filed against us in Montana in 1995 which we settled and paid in full in 2002, and (ii) expenses of $400,000 in 2000, expenses of $100,000 in 2001 and income of $500,000 in 2003 related to a European anti-dumping duties matter that was ultimately resolved in our favor in 2003.

(2)	Our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 resulted in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      You should read this report, the documents that we filed as exhibits to this report and the documents that we incorporate by reference in this report completely and with the understanding that our future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements and we assume no obligation to update such forward-looking statements publicly for any reason.

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

      We sell our three brands through our retail customers and directly to our end-user consumers through our Internet and catalog retailing business. We sell our footwear in both the domestic market and the international markets. Independent third parties manufacture all of our footwear.

      Our business has been impacted by several important trends affecting our end markets:

•	The markets for casual, outdoor and athletic footwear have grown significantly during the last decade. We believe this growth is a result of the trend toward casual dress in the workplace, increasingly active outdoor lifestyles and a growing emphasis on comfort.

•	Consumers are more often seeking footwear designed to address a broader array of activities with the same quality and high performance attributes they have come to expect from traditional athletic footwear.

•	Our customers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market creators and leaders.

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

UGG Overview

      In the latter half of 2003, our UGG brand received increased media exposure, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus on UGG was driven by the product’s unique styling and resulting brand name identification, Australian heritage and adoption by high-profile film and television celebrities as a favored footwear brand. We believe this increased media attention has enabled us to introduce the brand to consumers much faster than we would have ordinarily been able to. As a result of the subsequent rapid growth in demand, we sold out of key UGG products early in the season, and given the long lead times required to replenish our inventory levels, we were unable to fill many retailer reorders and many direct Internet and catalog orders. Continuing a strategy utilized with our UGG casual line, we have begun shifting a portion of our UGG sheepskin boot production from factories in Australia to a factory in China where the production capacity is much greater and quality standards are comparable. We expect to receive our first deliveries of sheepskin boots from the China factory in March 2004.

      We believe the fundamental comfort and functionality of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line of luxurious and distinctive sheepskin fabrications suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have expanded our product line from 52 models in 2002 to 69 models in 2004.

      Increased media exposure has also broadened appeal for our UGG products. UGG has been a well-known brand in California for many years and has only recently become a recognized brand across the remainder of the country. We believe that a portion of UGG’s increased demand is due to our continued geographical expansion across the U.S. In addition, we will expand our distribution and marketing overseas in order to satisfy virtually untapped international demand. We believe the international markets represent an attractive opportunity to build upon UGG’s broad U.S. appeal.

      We depend on a limited number of key resources for sheepskin, the principal raw material for our UGG products. In 2003, two suppliers provided all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of the infected herd and could have a material adverse effect on the availability of sheepskin for our products. Additionally, the supply of sheepskin can be adversely impacted by drought conditions. Our potential inability to obtain top grade sheepskin for UGG products could impair our ability to meet our production requirements for UGG in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. Additionally, there have been significant increases in the prices of footwear quality sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Over the next year, we expect demand for top grade sheepskin to continue to outpace supply, leading to shortages and our inability to produce as much of certain styles as our customers would like to order. Looking beyond the next year, if demand continues to be strong, we would expect the supply of top grade sheepskin to increase in response to the demand. However, we have little control over the supply or the overall demand for top grade sheepskin and, accordingly, can provide no assurances about the sufficiency of future sheepskin supplies.

Simple Overview

      After three consecutive years of net sales declines in our Simple product line, we recently implemented a strategy to improve Simple’s results of operations and generate renewed interest in the Simple brand. We began a process of repositioning our Simple product line by focusing on our successful legacy collections and narrowing the number of styles available. In addition, we have begun to implement a strategy whereby we leverage our Teva and UGG expertise to produce Simple branded sandals and suede, fleece-lined products. The Simple products will be sold at price points lower than our Teva and UGG brands and through distribution channels that are precluded from offering our Teva and UGG brands. We expect our Simple brand to experience growth as we successfully implement our product line rationalization and channel management strategies.

Internet and Catalog Retailing Overview

      We acquired our Internet and catalog retailing business in November 2002; accordingly, 2003 was our first full year of operation of this consumer direct business. Our Internet and catalog retailing business, which today sells all three of our brands, enables us to meet the growing demand for all of these products and also provides us with an opportunity to add significant incremental contribution margin. Managing our Internet business requires us to focus on generating Internet traffic to our websites, effectively convert website visits into orders and maximize average order sizes. To drive our catalog order business, we distribute approximately 300,000 catalogs semi-annually. Overall, our consumer direct business benefits from the strength of our brands and, as we grow our brands over time, we expect our Internet and catalog retailing business to increase.

Licensing Overview

      In 2003 we embarked on a strategy to license our well-known and respected footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. To date, we have entered into four licensing agreements for Teva, including domestic licenses for men’s sportswear, timepieces, eyewear and headwear, and one domestic licensing arrangement for UGG handbags and other small leather goods. We are pursuing additional licensing opportunities for our brands both in the U.S. and abroad. This licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have received no revenues from licensing to date and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time. The minimum net annual royalties that we are scheduled to receive under the five existing licensing agreements, assuming renewal options are exercised, are $216,000 in 2004, $325,000 in 2005, $649,000 in 2006, $850,000 in 2007 and $868,000 in 2008.

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

      In previous years we have experienced our highest sales level in the first quarter, which has been Teva’s strongest selling season, while the third quarter has historically had the lowest sales volume. The seasonally low third quarter sales volume has also historically resulted in a third quarter loss from operations. In the third quarter of 2002, this seasonality, combined with the litigation expense, resulted in a loss from operations of $4,309,000. See “— Results of Operations — Year Ended December 31, 2002 Compared to Year Ended December 31, 2003 — Litigation Expense (Income)” below. However, in 2003, as a result of the continued growth in UGG and the introduction of the fall closed-toe Teva offering, the first and fourth quarters had comparable sales volumes and the second and third quarters had comparable sales volumes. Given our expectations for each of our brands in 2004, we currently expect this trend to continue and anticipate that net sales in the last half of 2004 will likely exceed net sales during the first half of 2004. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “Risk Factors.”

Results of Operations

      The following table sets forth certain operating data for the periods indicated.

	Years Ended December 31,

	2001	2002	2003

	(In thousands)
Net sales by location:
United States	$70,365	$78,278	$98,710
International	21,096	20,829	22,345

Total	$91,461	$99,107	$121,055

Net sales by product line and consumer direct business:
Teva:
Wholesale	$61,221	$64,849	$72,783
Internet/catalog	—	255	3,687

Total	61,221	65,104	76,470
UGG:
Wholesale	19,185	23,491	34,561
Internet/catalog	—	310	2,300

Total	19,185	23,801	36,861
Simple:
Wholesale	10,853	10,159	7,210
Internet/catalog	—	43	514

Total	10,853	10,202	7,724
Other(1)	202	—	—

Total	$91,461	$99,107	$121,055

Income from operations by product line and consumer direct business:
Teva wholesale	$12,407	$12,011	$21,739
UGG wholesale	3,674	6,589	10,002
Simple wholesale	241	279	(1,176)
Internet and catalog	—	194	1,148
Other(2)	(13,984)	(15,725)	(12,275)

Total	$2,338	$3,348	$19,438

(1)	Net sales from discontinued brand.

(2)	Primarily unallocated overhead.

      The following table sets forth certain operating data as a percentage of net sales for the periods indicated.

	Years Ended December 31,			Percent Increase (Decrease)

	2001	2002	2003	2001 to 2002	2002 to 2003

Net sales	100.0%	100.0%	100.0%	8.4%	22.1%
Cost of sales	57.8	58.1	57.6	8.8	21.1

Gross profit	42.2	41.9	42.4	7.7	23.6
Selling, general and administrative expenses	37.1	35.3	26.8	3.0	(7.3)
Litigation expense (income)	2.5	3.2	(0.4)	41.6	NM

Income from operations	2.6	3.4	16.0	43.2	480.6
Interest expense (income) and other	(0.5)	0.5	3.7	NM	803.6

Income before income taxes and cumulative effect of a change in accounting principle	3.1	2.9	12.3	1.2	423.3
Income taxes	1.3	1.2	4.7	3.3	368.1

Income before cumulative effect of a change in accounting principle	1.8	1.7	7.6	(0.4)	465.1
Cumulative effect of a change in accounting principle	—	(9.1)	—	NM	NM

Net income (loss)	1.8%	(7.4)%	7.6%	NM	NM

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

      Net Sales. Net sales increased by $21,948,000, or 22.1%, from $99,107,000 in 2002 to $121,055,000 in 2003. Net sales increased in 2003 due primarily to: (1) an increase in the number of units sold of Teva and UGG offset in part by a decline in the number of units sold of Simple, resulting in a 22.9% overall increase in the volume of footwear sold from 4,120,000 pairs in 2002 to 5,063,000 pairs in 2003, and (2) the inclusion of the Internet and catalog retailing business obtained as part of the Teva Rights acquisition. This increase in unit sales volume was partially offset by a 2.7% decline in average selling price per unit from $23.66 in 2002 to $23.03 in 2003.

      Net wholesale sales of Teva increased by $7,934,000, or 12.2%, from $64,849,000 in 2002 to $72,783,000 in 2003. This increase was primarily due to increased sales volume of sport sandals resulting from an improvement in retail sell-through, the favorable impact of the strong Euro on European sales, selective addition of new distribution channels in our domestic market, increased sales volume of thongs and slides and increased sales volume of certain styles of the recently introduced closed-toe footwear offerings. See “— Overview — Teva Overview” above.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, decreased by $2,547,000, or 7.3%, from $34,954,000 in 2002 to $32,407,000 in 2003. As a percentage of net sales, SG&A decreased from 35.3% in 2002 to 26.8% in 2003. The decrease in the dollar amount of SG&A expenses was primarily due to the elimination of Teva royalty expenses and related Teva license cost amortization of $4,495,000. In addition, we had a $1,281,000 decrease in bad debt expense which was largely due to improvements in our credit and collections staff, improvements in our credit and collections policies and procedures and the non-recurrence of the 2002 collections difficulties encountered during the initial stages of the implementation of a new enterprise resource planning, or ERP, computer system. While we believe these improvements will continue to benefit our future collections efforts, we can provide no assurances about the levels of future bad debt expenses, as many other factors contribute to our overall bad debt risk including the future financial strength of our customers, which is difficult to predict. We also experienced a reduction in overall advertising expenses of $862,000. These cost reductions were partially offset by increased operating expenses related to the newly acquired Internet and catalog retailing business of $1,715,000. SG&A expenses as a percentage of net sales decreased in 2003 due to the overall reduction in SG&A expenses as discussed above as well as the leverage of our fixed costs over a larger revenue base.

      Litigation Expense (Income). In 2002, we recorded special litigation charges of $3,228,000 related to a lawsuit filed against us in the state of Montana in 1995. The case was settled and paid in full in November 2002. In 2003, we received a favorable $500,000 resolution in a European anti-dumping duties matter.

      Income from Operations. Income from operations increased by $16,090,000, or 480.6%, from $3,348,000 in 2002 to $19,438,000 in 2003. This was due primarily to: (1) increased gross profit contribution of $9,815,000, (2) elimination of the Teva royalty expenses and related Teva license cost amortization of $4,495,000, (3) the non-recurrence of the 2002 litigation costs of $3,228,000 and (4) improved profitability resulting from the acquisition of the Internet and catalog retailing business in November 2002 of approximately $954,000.

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

      Income from operations of UGG wholesale increased by $3,413,000, or 51.8%, from $6,589,000 in 2002 to $10,002,000 in 2003. This was largely due to the $11,070,000 increase in net sales, partially offset by a $583,000 increase in sales commissions on the higher sales volume, increased payroll costs of $232,000, increased advertising and marketing costs and the non-recurrence of a $300,000 chargeback received from a factory in 2002.

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

      Income from operations included unallocated overhead costs, which decreased by $3,450,000, or 21.9%, from $15,725,000 in 2002 to $12,275,000 in 2003. This was largely due to the net change in litigation expense (income) of $3,728,000 between 2002 and 2003.

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

      Selling, General and Administrative Expenses. SG&A increased by $1,014,000, or 3.0%, from $33,940,000 in 2001 to $34,954,000 in 2002. As a percentage of net sales, SG&A decreased from 37.1% in 2001 to 35.3% in 2002. The increase in SG&A expenses was primarily due to an increase in personnel costs of $1,568,000, increased marketing expenses of $1,435,000 and increased costs related to a new computer system of $625,000 during 2002. These increases were partially offset by the elimination of approximately $809,000 of goodwill amortization resulting from the implementation of SFAS 142 on January 1, 2002, a net reduction in warehousing costs of $516,000 resulting from bringing this function in-house, the net reductions in royalty and other expenses of $479,000 caused by our acquisition of the Teva Rights during the fourth quarter of 2002, reduced domestic sales commissions of $384,000 paid to our independent sales force as a result of bringing more accounts in-house and a $206,000 reduction in bank fees resulting from our move to a new bank in 2002, among other cost reductions. Despite the overall increase in dollar amount, SG&A expenses as a percentage of net sales decreased from 2001 to 2002 as certain operating costs are fixed and did not increase in proportion to the increase in net sales.

      Litigation Expense. We recorded litigation charges of $2,180,000 in 2001 and $3,228,000 in 2002 related to the lawsuit filed against us in Montana in 1995. The matter was settled and paid in full during the fourth quarter of 2002. In addition, we recorded litigation expense of $100,000 in 2001 related to a European anti-dumping duties matter.

      Income from Operations. Income from operations increased by $1,010,000, or 43.2%, from $2,338,000 in 2001 to $3,348,000 in 2002. This was due primarily to the increased margin on sales volume of $2,972,000 and the elimination of $809,000 of goodwill amortization resulting from the adoption of SFAS 142 in 2002, partially offset by increases in certain operating costs and increased litigation expense of $948,000.

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

      Income from operations included unallocated overhead costs, which increased by $1,741,000, or 12.4%, from $13,984,000 in 2001 to $15,725,000 in 2002. This was largely due to an increase of $948,000 in litigation expense in 2002.

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

      Net Income (Loss). In 2001, we had net income of $1,626,000, or $0.17 per diluted share. Our adoption of SFAS No. 142 on January 1, 2002 resulted in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during 2002. Net income before cumulative effect of a change in accounting principle was $1,620,000, or $0.17 per diluted share, in 2002, and net loss after the cumulative effect of a change in accounting principle was $7,353,000, or $0.75 per diluted share, in 2002.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements other than operating leases. See “— Contractual Obligations” below. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Liquidity and Capital Resources

      Prior to the acquisition of the Teva Rights, we financed our working capital and operating needs using a combination of the cash generated from operations and the credit availability under our $20,000,000 revolving credit facility. In addition to these sources of financing, in connection with the acquisition of the Teva Rights in 2002, we obtained approximately $34,000,000 of incremental financing from additional senior and subordinated debt arrangements. This additional financing was used solely to fund the Teva acquisition, whereas the cash from operations and the available credit under the revolving credit facility continue to provide the cash required for our working capital and operating needs.

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

      Cash from Operating Activities. Net cash provided by operating activities increased from $7,991,000 in 2002 to $17,627,000 in 2003. Net cash provided by operating activities in 2003 was largely due to an improvement in net earnings (exclusive of the cumulative effect of the change in accounting principle in 2002) of $7,534,000 and a decrease in trade accounts receivable of $2,106,000 in 2003 as compared to 2002. Working capital remained essentially the same from 2002 to 2003.

      Cash from Investing Activities. In 2002, net cash used in investing activities was $44,731,000, including $43,254,000 of cash paid in conjunction with the acquisition of the Teva Rights, plus approximately $1,477,000 of capital expenditures. In 2003, net cash used in investing activities was $705,000, which was comprised almost entirely of cash used for capital expenditures. In 2002, our capital expenditures were greater than in 2003 because in 2002 we completed the implementation of our ERP computer system and we incurred most of the costs related to the expansion of our distribution facility that we began in September 2002 and completed in March 2003.

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

      Our liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At December 31, 2003, working capital was $22,803,000 including $6,662,000 of cash. Cash provided by operating activities aggregated $17,627,000 in 2003. Trade accounts receivable decreased by 10.1% from

$20,851,000 at December 31, 2002 to $18,745,000 at December 31, 2003 notwithstanding net sales having increased 38.7% during the fourth quarter ended December 31, 2003 over the comparable prior period. Accounts receivable turnover improved from 4.8 times in 2002 to 6.1 times in 2003. This improvement resulted from the hiring of more qualified credit and collections staff, the improvement in collections policies and procedures and the non-recurrence of the fiscal 2002 collections difficulties encountered during the initial stages of the implementation of the new ERP system.

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

      Our revolving credit facility with Comerica Bank-California provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. Up to $10,000,000 of borrowings may be in the form of letters of credit. The facility bears interest at the lender’s prime rate (4.00% at December 31, 2003) or, at our option, at LIBOR (1.12% at December 31, 2003) plus 1.00% to 2.50%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, or EBITDA, and is secured by substantially all of our assets. The facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. The facility expires on June 1, 2005. At December 31, 2003, we had no outstanding borrowings under the facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. We had credit availability under the facility of $19,283,000 at December 31, 2003.

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

      In connection with the Teva Rights acquisition, we entered into two additional financing arrangements, including a $7,000,000 term loan from Comerica Bank-California and a $14,000,000 subordinated note from The Peninsula Fund III Limited Partnership, both unrelated parties. Based on intercreditor agreements between the various parties, we generally were not permitted to repay the subordinated note or the junior subordinated note or repurchase the convertible preferred stock without the prior approval and consent of Comerica Bank-California. Likewise, we generally were not permitted to repay the junior subordinated note or repurchase the convertible preferred stock without the prior approval and consent of both Comerica Bank-California and the holder of the subordinated notes.

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

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Interest payments	$12,042,000	$2,517,000	$4,343,000	$5,182,000	—

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

      We believe that internally generated funds, the available borrowings under our existing credit facilities, cash on hand and the net proceeds of the potential offering will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories and the volume of letters of credit used to purchase product, among others. We have demonstrated our strong liquidity by the debt prepayments and the convertible preferred stock redemption in 2003 totaling $14,872,000. We may not be as aggressive in our repayment strategies in 2004 if our earnings are not as high as we anticipate or if we fail to complete a pending public offering of our common stock. See “Risk Factors” for a discussion of additional factors that may affect our working capital position.

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

      In January 2003, the FASB issued Interpretation, or FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN No. 46 did not have a material effect on our consolidated financial statements. In December 2003, the FASB revised FIN No. 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN No. 46. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have any impact on our consolidated financial statements.

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

      Our success depends largely on the continued strength of our Teva, UGG and Simple brands and on our ability to anticipate, understand and react to the rapidly changing fashion tastes of footwear consumers and to provide appealing merchandise in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We are also dependent on customer receptivity to our products and marketing strategy. There can be no assurance that consumers will continue to prefer our brands, that we will respond quickly enough to changes in consumer preferences or that we will successfully introduce new models and styles of footwear. Achieving market acceptance for new products also will likely require us to exert substantial marketing and product development efforts and expend significant funds to create consumer demand. A failure to introduce new products that gain market acceptance would erode our competitive position, which would reduce our profits and could adversely affect the image of our brands, resulting in long-term harm to our business.

Our UGG brand may not continue to grow at the same rate it has experienced in the recent past.

      Our UGG brand has experienced strong growth over the past two years, with net wholesale sales of UGG products having increased from $19,185,000 in 2001 to $34,561,000 in 2003, representing a compound annual growth rate of 34.2%. UGG may be a fashion item that could go out of style at any time. UGG represents a significant portion of our business, and if UGG sales were to decline or to fail to increase in the future, our overall financial performance would be adversely affected.

We may experience shortages of top grade sheepskin, which could interrupt product manufacturing and increase product costs.

      We depend on a limited number of key resources for sheepskin, the principal raw material for our UGG products. In 2003, two suppliers provided all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of an infected herd and could have a material adverse effect on the availability of sheepskin for our products. Additionally, the supply of sheepskin can be adversely impacted by drought conditions. Our potential inability to obtain top grade sheepskin for UGG products could impair our ability to meet our production requirements for UGG in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. Additionally, there have been significant increases in the prices of footwear quality sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers.

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

      As part of our growth strategy, we seek to enhance the positioning of our brands, extend our brands into complementary product categories and markets through licensing, expand geographically and improve our operational performance. Another element of our growth strategy is our licensing initiatives. We may not be able to successfully implement any or all of these strategies. If we fail to do so, our rate of growth may slow or our results of operations may decline, which in turn could have a negative effect on the value of our stock.

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

      We believe that our trade names, copyrights, trade secrets, trademarks, patents, trade dress and designs are of value and are integral to our success and our competitive position. Some countries’ laws do not protect proprietary intellectual property rights to the same extent as do U.S. laws. From time to time, we discover products in the marketplace that infringe upon our trade name, trademark, patent, trade dress, design rights and other intellectual property. If we are unsuccessful in challenging a third party’s products on the basis of patent and trade dress rights, continued sales of such competing products by third parties could adversely impact our business, financial condition and results of operations. Furthermore, our efforts to enforce our trademark and other intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our trademark and other intellectual property rights. Similarly, from time to time we may be the subject of litigation challenging our ownership of intellectual property. Loss of our Teva, UGG or Simple trade name, trademark, patent, trade dress or other intellectual property rights could have a material adverse effect on our business.

      We face particularly strong challenges to our UGG trademark in Australia, where many Australian manufacturers sell competitive footwear on the Internet. Our UGH BOOT trademark is subject to a challenge in Australia, which we are contesting. In addition, certain Australian sheepskin boot manufacturers are alleging that the UGH BOOT and the UGG Australia trademarks are not valid. If the challenges are successful, our rights in the trademarks, including our ability to prevent Australian competitors from using these trademarks in commerce in Australia, will be adversely affected. Although we derived less than 1% of our revenue in the UGG product line from Australian sales in 2003, our ability to prevent Australian competitors from using the marks on the Internet and in other channels of trade that may reach consumers in other countries, including the United States, could also be adversely affected and the integrity of our UGG brand could be harmed by the association with inferior products.

We may lose pending litigation and the rights to certain of our intellectual property.

      We are currently involved in several informal disputes, disputes in the U.S. Patent and Trademark Office and foreign trademark offices, and disputes in U.S. federal and foreign courts regarding infringement by third parties of our trade names, trademarks, trade dress, copyrights, patents and other intellectual property and the validity of our intellectual property. Any decision or settlement in any of these disputes that allows a third party to continue to use our intellectual property in connection with products that are similar to ours could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition.

Counterfeiting of our brands can divert sales and damage our brand image.

      Our brands and designs are constantly at risk for counterfeiting and infringement of our intellectual property rights, and we frequently find counterfeit products and products that infringe on our intellectual property rights in our markets as well as domain names that use our trade names or trademarks without our consent. We have not always been successful, particularly in some foreign countries, in combating counterfeit products and stopping infringement of our intellectual property rights. Counterfeit and infringing products not only cause us to lose significant sales, but also can harm the integrity of our brands by associating our trademarks or designs with lesser quality or defective goods.

      In particular, we are experiencing more infringers of our UGG trademark and more counterfeit products seeking to benefit from the consumer demand for our UGG products. Enforcement of our rights to the UGG trademarks faces many challenges due in part to the proliferation of the term UGG in third party domain names that promote counterfeit products or otherwise use the trademark UGG without our permission. In spite of our enforcement efforts, we expect such unauthorized use to continue, which could result in a loss of sales for authorized UGG products and a diminution in the goodwill associated with the UGG trademarks.

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

      We are also subject to general risks associated with managing foreign operations effectively and efficiently from the U.S. and understanding and complying with local laws, regulations and customs in foreign jurisdictions. These factors and the failure to properly respond to them could make it difficult to obtain adequate supplies of quality products when we need them, resulting in reduced sales and harm to our business.

We may be subject to certain federal regulatory fines.

      We were recently notified that a governmental agency claims that we have improperly shipped by air a certain water repellant for our footwear. This product, manufactured by one of our suppliers, contains an ingredient listed as a hazardous material in federal regulations. We are reporting to the agency directly and have discontinued shipping the product. The agency might assert sanctions against us that could range from a nominal amount to a larger amount which could harm our business.

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

      Our licensing agreements generally do not preclude our licensing partners from offering, under other brands, products similar to those covered by their license agreements with us, which could reduce the sales of our licensed products. In addition, if we cannot replace existing licensing partners who fail to perform adequately, our net sales, both directly from reduced licensing revenue and indirectly from reduced sales of our other products, will suffer.

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

International trade regulations may impose unexpected duty costs or other non-tariff barriers to markets while the increasing number of free trade agreements have the potential to stimulate increased competition; security procedures may cause significant delays.

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

Risks Related to Our Industry

Because the footwear market is sensitive to decreased consumer spending and slow economic cycles, if general economic conditions deteriorate many of our customers may significantly reduce their purchases from us or may not be able to pay for our products in a timely manner.

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

      At March 31, 2004, Doug Otto beneficially owned approximately 33.1% of our common stock and all of our executive officers and directors as a group beneficially owned approximately 41.0%. These ownership percentages will be reduced to 18.0% and 22.8%, respectively, if the offering discussed in the following page occurs, assuming the underwriters do not exercise their over-allotment option. The ownership positions of Mr. Otto and our executive officers as a group, together with the anti-takeover effects of the Delaware General Corporation Law and provisions of our certificate of incorporation, our bylaws and our stockholder rights plan, would likely delay, defer or prevent a change in control of our company, may deprive our stockholders of an opportunity to receive a premium for their common stock as part of a change in control and could have a negative effect on the market price of our common stock.

Our common stock price has been volatile, which could result in substantial losses for stockholders.

      Our common stock is traded on the Nasdaq National Market. While our average daily trading volume for the 52-week period ended April 23, 2004 was approximately 140,564 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National

Market, have ranged from $4.65 to $30.28 for the 52-week period ended April 23, 2004. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

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

      On March 3, 2004 we filed a registration statement with the Securities and Exchange Commission to sell up to 1,500,000 newly issued shares of Common Stock and up to 2,000,000 shares of Common Stock held by selling stockholders (not including the over-allotment option granted by the selling stockholders to the underwriters). We would receive only the proceeds from the sale of 1,500,000 shares and up to $1,152,000 for the exercise of options by selling stockholders. We subsequently filed on April 18 and April 26, 2004 amendments to the registration statement. There are no assurances that this offering will be completed or at what price these shares will be sold.

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

      We adopted a stockholder rights plan in 1998 under a stockholder rights agreement intended to protect stockholders against unsolicited attempts to acquire control of our company that do not offer what our board of directors believes to be an adequate price to all stockholders or that our board of directors otherwise opposes. As part of the plan, our board of directors declared a dividend that resulted in the issuance of one preferred share purchase right for each outstanding share of our common stock. Unless extended, the preferred share purchase rights will terminate on November 11, 2008. If a bidder proceeds with an unsolicited attempt to purchase our stock and acquires 20% or more (or announces its intention to acquire 20% or more) of our outstanding stock, and the board of directors does not redeem the preferred stock purchase right, the right will become exercisable at a price that significantly dilutes the interest of the bidder in our common stock.

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

      See Item 15(a) and page 50 for an index to the consolidated financial statements and supplementary information included herein.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003

Net sales	$91,461,000	$99,107,000	$121,055,000
Cost of sales	52,903,000	57,577,000	69,710,000

Gross profit	38,558,000	41,530,000	51,345,000
Selling, general, and administrative expenses	33,940,000	34,954,000	32,407,000
Litigation expense (income)	2,280,000	3,228,000	(500,000)

Income from operations	2,338,000	3,348,000	19,438,000

Other expense (income):
Interest expense (income), net	(308,000)	406,000	4,557,000
Other expense (income)	(165,000)	98,000	(3,000)

	(473,000)	504,000	4,554,000

Income before income taxes and cumulative effect of a change in accounting principle	2,811,000	2,844,000	14,884,000
Income taxes	1,185,000	1,224,000	5,730,000

Income before cumulative effect of a change in accounting principle	1,626,000	1,620,000	9,154,000
Cumulative effect of a change in accounting principle, net of income tax benefit of $843,000	—	(8,973,000)	—

Net income (loss)	1,626,000	(7,353,000)	9,154,000
Less preferred stock redemption premium	—	—	(438,000)

Income (loss) applicable to common stockholders	$1,626,000	$(7,353,000)	$8,716,000

Basic income (loss) per common share before cumulative effect of a change in accounting principle	$0.18	$0.17	$0.91
Cumulative effect of a change in accounting principle	—	(0.96)	—

Basic net income (loss) per common share	$0.18	$(0.79)	$0.91

Diluted income (loss) per common share before cumulative effect of a change in accounting principle	$0.17	$0.17	$0.77
Cumulative effect of a change in accounting principle	—	(0.92)	—

Diluted net income (loss) per common share	$0.17	$(0.75)	$0.77

Weighted average common shares:
Basic	9,247,000	9,328,000	9,610,000
Diluted	9,661,000	9,806,000	11,880,000

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003

Cash flows from operating activities:
Net income (loss)	$1,626,000	$(7,353,000)	$9,154,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	8,973,000	—
Depreciation and amortization of property and equipment	1,492,000	1,535,000	1,463,000
Amortization of intangible assets	2,085,000	1,049,000	276,000
Provision for doubtful accounts	1,658,000	1,785,000	504,000
Write-offs of inventory	1,361,000	1,099,000	1,329,000
Gain on sale of Heirlooms	(185,000)	—	—
Loss on disposal of assets	10,000	23,000	3,000
Loss on write-down of assets	—	—	59,000
Deferred tax provision	(444,000)	656,000	1,752,000
Stock compensation	227,000	192,000	119,000
Tax benefit attributable to stock options	—	—	445,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	784,000	(2,224,000)	1,602,000
Inventories	(3,373,000)	650,000	(2,266,000)
Prepaid expenses and other current assets	(594,000)	943,000	89,000
Refundable income taxes	(961,000)	995,000	—
Other assets	275,000	286,000	543,000
Increase (decrease) in:
Trade accounts payable	5,951,000	(844,000)	(1,696,000)
Accrued expenses	788,000	(506,000)	1,515,000
Income taxes payable	—	732,000	2,736,000

Net cash provided by operating activities	10,700,000	7,991,000	17,627,000

Cash flows from investing activities:
Cash paid for acquisition of Teva	—	(43,254,000)	(75,000)
Proceeds from sale of property and equipment	18,000	—	33,000
Purchase of property and equipment	(2,455,000)	(1,477,000)	(663,000)
Proceeds from the sale of Heirlooms	599,000	—	—
Cash paid for intangible assets	(1,566,000)	—	—

Net cash used in investing activities	(3,404,000)	(44,731,000)	(705,000)

Cash flows from financing activities:
Borrowings under line of credit	—	19,075,000	42,706,000
Repayments under line of credit	—	(14,300,000)	(47,481,000)
Proceeds from issuance of long-term debt	—	21,000,000	—
Repayments of long-term debt	(402,000)	(290,000)	(4,159,000)
Cash payments of loan fees	—	(1,343,000)	—
Cash paid for repurchase of preferred stock	—	—	(5,938,000)
Cash received from issuances of common stock	389,000	400,000	781,000

Net cash provided by (used in) financing activities	(13,000)	24,542,000	(14,091,000)

Effect of exchange rates on cash	349,000	(550,000)	(110,000)

Net increase (decrease) in cash and cash equivalents	7,632,000	(12,748,000)	2,721,000
Cash and cash equivalents at beginning of year	9,057,000	16,689,000	3,941,000

Cash and cash equivalents at end of year	$16,689,000	$3,941,000	$6,662,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$112,000	$264,000	$3,640,000
Income taxes	$3,308,000	$836,000	$1,607,000

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

      In January 2003, the FASB issued Interpretation No. 46, (“FIN No. 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on the Company’s consolidated financial position or results of operation. In December 2003, the FASB revised FIN No. 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN No. 46. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have any impact on our consolidated financial statements.

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

      Under certain circumstances, the Company is required to collect sales taxes for sales from the Internet/catalog business and remit this to the respective states. The Company has implemented strategies to eliminate the need to collect sales taxes from customers, and therefore remit sales taxes to the respective states, effective April 2004. The liability for unremitted sales taxes is not considered material to the consolidated financial statements and has been accrued for in the period in which the amount becomes estimable.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

      In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs had issued an opinion to the Company that certain popular Teva styles were covered by this anti-dumping duty legislation. Based on this opinion, Dutch Customs sought anti-dumping duties of approximately $500,000 from the Company, which the Company had appealed. In March 2003, an appeals court ruled that the duties were not levied by the appropriate governing body and ordered The Ministry of Economic Affairs (the “Ministry”) to determine the portion of the duties that was improperly levied and to nullify that portion. In May 2003, the Ministry completed its analysis and nullified the entire claim. As a result of this favorable final ruling, the Company reversed the previously established $500,000 accrual during June 2003, which is reflected as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003. The Company had recorded a $400,000 expense related to the anti-dumping duties matter in 2000 and recorded the following amounts of expense (income) related to this matter during the years ended December 31, 2001, 2002, and 2003:

	2001	2002	2003

Expense (income) related to anti-dumping duties matter	$100,000	—	$(500,000)

      Overall, the litigation expense (income) in the accompanying consolidated statement of operations for the years ended December 31, 2001, 2002 and 2003 includes the following:

	2001	2002	2003

Molly litigation	$2,180,000	3,228,000	—
Anti-dumping duties matter	100,000	—	(500,000)

	$2,280,000	3,228,000	(500,000)

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

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The following table summarizes supplemental statement of income (loss) information for the years ended December 31, 2001 and 2002 on a pro forma basis as if the acquisition had occurred on January 1, 2001, along with the actual results for the year ended December 31, 2003 for comparison purposes.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 50 hereof.

(b) Reports on Form 8-K.

      None.

(c) Exhibits

Exhibit

2.1	Certificate of Ownership and Merger Merging Deckers Corporation into Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation. (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.2	Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.1	1993 Employee Stock Incentive Plan. (Exhibit 99 to the Registrant’s Registration Statement on Form S-8, File No. 33-47097 and incorporated by reference herein)
#10.2	Form of Incentive Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.3	Form of Non-Qualified Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.4	Form of Restricted Stock Agreement. (Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.5	Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.6	First Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.7	Second Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
10.8	Third Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.9	Deckers Outdoor Corporation 1995 Employee Stock Purchase Plan. (Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
#10.10	Amended Compensation Plan for Outside Members of the Board of Directors. (Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended September 30, 1996 and incorporated by reference herein)
#10.11	Extension Agreement to Employment Agreement with Douglas B. Otto. (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 1996 and incorporated by reference herein)
10.12	Shareholder Rights Agreement, dated as of November 12, 1998. (Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended September 30, 1998 and incorporated by reference herein)
10.13	Revolving Credit Agreement dated as of February 21, 2002 among Deckers Outdoor Corporation, UGG Holdings, Inc. and Comerica Bank — California. (Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.)
#10.14	Employment Agreement dated March 29, 2002 between Douglas B. Otto and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant’s Form 10-Q for the period ended March 31, 2002 and incorporated by reference herein.)
10.15	Asset Purchase Agreement dated as of October 9, 2002 by and Among Mark Thatcher, Teva Sport Sandals, Inc. and Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)
10.16	Disclosure letter associated with the Asset Purchase Agreement. (Exhibit 2.2 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)+

Exhibit

#10.17	Employment Agreement dated November 25, 2002 between John A. Kalinich and Deckers Outdoor Corporation. (Exhibit 10.20 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
#10.18	Employment Agreement dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.21 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.19	Unsecured Subordinated Promissory Note dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.20	Note Purchase Agreement dated as of November 25, 2002 by and among Deckers Outdoor Corporation and The Peninsula Fund III Limited Partnership. (Exhibit 10.23 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.21	Amended and Restated Credit Agreement, dated as of November 25, 2002, by and among Deckers Outdoor Corporation, UGG Holdings Inc., and Comerica Bank-California. (Exhibit 10.24 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.22	Amendment Number One to Amended and Restated Revolving Credit Agreement dated April 29, 2003. (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.23	Amendment Number Two to Amended and Restated Revolving Credit Agreement dated June 27, 2003. (Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.24	Amendment Number One to Senior Subordination Agreement dated April 29, 2003. (Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).
10.25	Amendment Number Two to Senior Subordination Agreement dated June 27, 2003. (Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.26	Amendment Number Three to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank - California dated as of August 6, 2003. (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein)
10.27	*Amendment Number Four to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of November 13, 2003
10.28	*Amendment Number Three to Senior Subordination Agreement dated November 13, 2003
#10.29	*Employment Agreement effective as of January 1, 2004 between Douglas B. Otto and Deckers Outdoor Corporation
#10.30	*Employment Agreement effective as of January 1, 2004 between M. Scott Ash and Deckers Outdoor Corporation
#10.31	*Employment Agreement effective as of January 1, 2004 between Patrick C. Devaney and Deckers Outdoor Corporation
#10.32	*Employment Agreement effective as of January 1, 2004 between Constance X. Rishwain and Deckers Outdoor Corporation
#10.33	*Employment Agreement effective as of January 1, 2004 between Robert P. Orlando and Deckers Outdoor Corporation
10.34	*Lease Agreement dated November 1, 2003 between Ampersand Aviation, LLC and Deckers Outdoor Corporation for office building at 495-A South Fairview Avenue, Goleta, California, 93117
10.35	*Exclusive Independent Contractor Representation Agreement between Deckers Outdoor Corporation and BHPC Marketing, Inc. effective as of January 1, 2003 for representation of the Teva brand

Exhibit

14.1	*Deckers Outdoor Corporation’s Code of Ethics for Senior Officers, as approved by the Board of Directors on December 5, 2003.
21.1	*Subsidiaries of Registrant.
23.1	**Independent Auditors’ Consent.
31.1	**Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the original filing of this Report on Form 10-K on March 26, 2004.

**	Filed herewith.

+	Certain information in this Exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request as to the omitted portions of the Exhibit.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION
(Registrant)

/s/ DOUGLAS B. OTTO

Douglas B. Otto
Chief Executive Officer

Date: April 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS B. OTTO Douglas B. Otto	Chairman of the Board, President and Chief Executive Officer	April 30, 2004

/s/ M. SCOTT ASH M. Scott Ash	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2004

/s/ GENE E. BURLESON Gene E. Burleson	Director	April 30, 2004

/s/ JOHN M. GIBBONS John M. Gibbons	Director	April 30, 2004

/s/ REX A. LICKLIDER Rex A. Licklider	Director	April 30, 2004

/s/ DANIEL L. TERHEGGEN Daniel L. Terheggen	Director	April 30, 2004

/s/ JOHN A. KALINICH John A. Kalinich	Director	April 30, 2004