Form 10-Q
period 2004-03-31
DECKERS OUTDOOR CORP
filed 2004-05-12
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-22446

DECKERS OUTDOOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3015862

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

495-A South Fairview Avenue, Goleta, California	93117

(Address of principal executive offices)	(zip code)

(Registrant’s telephone number, including area code) (805) 967-7611

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2004

Common stock, $.01 par value	9,793,561

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$10,848,000	6,662,000
Trade accounts receivable, less allowance for doubtful accounts and sales discounts of $2,165,000 and $2,126,000 as of March 31, 2004 and December 31, 2003, respectively	24,331,000	18,745,000
Inventories	17,657,000	18,004,000
Prepaid expenses and other current assets	1,088,000	694,000
Deferred tax assets	2,137,000	2,137,000

Total current assets	56,061,000	46,242,000
Property and equipment, at cost, net	3,056,000	2,969,000
Intangible assets	70,509,000	70,572,000
Other assets, net	994,000	1,243,000

	$130,620,000	121,026,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt	$4,667,000	3,792,000
Trade accounts payable	14,530,000	11,220,000
Accrued expenses	5,222,000	4,959,000
Income taxes payable	6,719,000	3,468,000

Total current liabilities	31,138,000	23,439,000

Long-term debt, less current installments	22,684,000	26,495,000
Deferred tax liabilities	568,000	568,000
Stockholders’ equity:
Series A preferred stock at liquidation preference, $.01 par value. Authorized, 5,000,000 shares (1,375,000 Series A); none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued 10,761,153 shares and outstanding 9,788,201 shares at March 31, 2004; issued 10,703,433 shares and outstanding 9,730,481 shares at December 31, 2003	98,000	97,000
Additional paid-in capital	27,456,000	27,115,000
Retained earnings	48,434,000	43,052,000
Accumulated other comprehensive income	242,000	260,000

Total stockholders’ equity	76,230,000	70,524,000

	$130,620,000	121,026,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended
	March 31,
	2004	2003
Net sales	$44,272,000	36,102,000
Cost of sales	23,866,000	19,862,000

Gross profit	20,406,000	16,240,000
Selling, general and administrative expenses	10,778,000	8,153,000

Income from operations	9,628,000	8,087,000
Other expense (income):
Interest expense, net	1,118,000	1,097,000
Other income	(6,000)	(15,000)

Income before income taxes	8,516,000	7,005,000
Income taxes	3,134,000	2,802,000

Net income	$5,382,000	4,203,000

Net income per share:
Basic	$0.55	0.44
Diluted	0.49	0.37

Weighted-average shares:
Basic	9,747,000	9,474,000
Diluted	11,051,000	11,266,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-month period ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$5,382,000	4,203,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433,000	417,000
Provision for doubtful accounts	211,000	336,000
Write-down of inventories	175,000	201,000
Loss on disposal of assets	—	3,000
Non-cash stock compensation	44,000	9,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	(5,797,000)	(4,839,000)
Inventories	172,000	153,000
Prepaid expenses and other current assets	(394,000)	64,000
Other assets	249,000	91,000
Increase (decrease) in:
Trade accounts payable	3,310,000	(202,000)
Accrued expenses	295,000	113,000
Income taxes payable	3,251,000	3,285,000

Net cash provided by operating activities	7,331,000	3,834,000

Cash flows from investing activities:
Teva acquisition costs	—	(59,000)
Purchase of property and equipment	(458,000)	(92,000)
Proceeds from sale of property and equipment	1,000	2,000

Net cash used in investing activities	(457,000)	(149,000)

(Continued)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)

	Three-month period ended March 31,
	2004	2003
Cash flows from financing activities:
Repayments of long-term debt	(3,000,000)	(2,999,000)
Cash received from issuances of common stock	298,000	167,000

Net cash used in financing activities	(2,702,000)	(2,832,000)

Effect of exchange rates on cash	14,000	(25,000)

Net increase in cash and cash equivalents	4,186,000	828,000
Cash and cash equivalents at beginning of period	6,662,000	3,941,000

Cash and cash equivalents at end of period	$10,848,000	4,769,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$532,000	539,000
Income taxes	14,000	3,000

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K/A.

(b)	Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management’s estimates related to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, sales returns and deferred taxes. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

(c)	Stock Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost for employees and nonemployee directors of the Company under the intrinsic value method of the Accounting Principles Board Opinion No. 25 and comply with the pro forma disclosure requirements under SFAS 123. The Company applies the fair value techniques of SFAS 123 to measure compensation cost for options/warrants granted to nonemployees.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	General (Continued)

The following tables illustrate the effects on net income if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	Three-month period ended
	March 31,
	2004	2003
Net income as reported	$5,382,000	4,203,000
Add stock-based employee compensation expense included in reported net income, net of tax effect	28,000	5,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(156,000)	(76,000)

Pro forma net income	$5,254,000	4,132,000

Pro forma net income per share:
Basic	$0.54	0.44
Diluted	0.48	0.37

(2)	Comprehensive Income

Comprehensive income is the total of net income and all other nonowner changes in equity. At March 31, 2004 and December 31, 2003, accumulated other comprehensive income of $242,000 and $260,000, respectively, consisted entirely of cumulative foreign currency translation adjustment. The Company does not have any other transactions or other economic events that qualify as comprehensive income.

Comprehensive income is determined as follows:

	Three-month period ended
	March 31,
	2004	2003
Net income	$5,382,000	4,203,000
Realized loss on foreign currency hedging included in net loss	—	606,000
Cumulative foreign currency translation adjustment	(18,000)	26,000

Total comprehensive income	$5,364,000	4,835,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Income per Share

Basic income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. The difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation for the three-month period ended March 31, 2003, resulted from the dilutive impact of options to purchase common stock as well as the dilutive impact of convertible preferred stock. For the three-month period ended March 31, 2004, dilution resulted from the dilutive impact of options to purchase common stock.

The reconciliations of basic to diluted weighted-average shares are as follows for the three-month periods ended March 31, 2004 and 2003:

	Three-month period ended
	March 31,
	2004	2003
Weighted-average shares used in basic computation	9,747,000	9,474,000
Dilutive impact of stock options	1,304,000	278,000
Dilutive impact of convertible preferred stock	—	1,514,000

Weighted-average shares used for diluted computation	11,051,000	11,266,000

All options outstanding as of March 31, 2004 were included in the computation of diluted income per share for the three-month period ended March 31, 2004. Options to purchase 746,400 shares of common stock at prices ranging from $4.25 to $9.88 were outstanding during the three months ended March 31, 2003, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock during the period and therefore, the options were anti-dilutive.

(4)	Credit Facility

The Company has a revolving credit facility (the “Facility”) that expires June 1, 2005 and provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (4.00% at March 31, 2004) or at the Company’s option, at LIBOR (1.09% at March 31, 2004) plus 3.25%, and is secured by substantially all assets of the Company. The Facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. At March 31, 2004, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. The Company had credit availability under the Facility of $20,000,000 at March 31, 2004.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended March 31, 2004, the Company recorded an income tax expense of $3,134,000, representing an effective income tax rate of 36.8%. For the three months ended March 31, 2003, the Company recorded an income tax expense of $2,802,000, representing an effective income tax rate of 40.0%.

(6)	New Accounting Pronouncements

In January 2003, the FASB issued Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin, or ARB, No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN No. 46 did not have a material effect on our condensed consolidated financial statements. In December 2003, the FASB revised FIN No. 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN No. 46. The adoption of this revised interpretation in the first quarter of 2004 did not have any impact on our condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that companies classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on our condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Derivatives

The Company uses foreign currency forward contracts to hedge the foreign currency exposure associated with a portion of its forecasted transactions in foreign currency. These forward contracts are designated as foreign currency cash flow hedges and are recorded at fair value in the accompanying balance sheet. The effective portion of gains and losses resulting from recording forward contracts at fair value are deferred in accumulated other comprehensive income in the accompanying balance sheet until the underlying forecasted foreign currency transaction occurs. When the transaction occurs, the effective portion of the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to the same income statement line item affected by the hedged forecasted transaction due to foreign currency fluctuations.

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

As of March 31, 2004, the Company had no outstanding forward contracts.

(8)	Business Segments

Management of the Company has determined its reportable segments are its strategic business units. The four reportable business segments are the Teva, UGG and Simple wholesale divisions and the Company’s Internet and catalog retailing business. The Company evaluates performance based on net sales and income from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing, and sales strategies. The income from operations for each of the segments includes only those costs that are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization, and the costs of employees directly related to the brands. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation and facilities costs.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Business Segments (Continued)

Net sales and operating income (loss) by business segment for the three months ended March 31, 2004 and 2003 are summarized as follows:

	Three months ended
	March 31,
	2004	2003
Net sales to external customers:
Teva wholesale	$36,506,000	31,089,000
UGG wholesale	2,647,000	1,197,000
Simple wholesale	1,515,000	2,712,000
Internet/catalog retail	3,604,000	1,104,000

	$44,272,000	36,102,000

	Three months ended
	March 31,
	2004	2003
Income (loss) from operations:
Teva wholesale	$12,655,000	11,005,000
UGG wholesale	868,000	(157,000)
Simple wholesale	(163,000)	135,000
Internet/catalog retail	1,001,000	113,000
Other (primarily unallocated overhead costs)	(4,733,000)	(3,009,000)

	$9,628,000	8,087,000

Business segment asset information as of March 31, 2004 and December 31, 2003 is summarized as follows:

	March 31,	December 31,
	2004	2003
Total assets for reportable segments:
Teva wholesale	$97,446,000	85,491,000
UGG wholesale	11,546,000	18,033,000
Simple wholesale	3,853,000	4,231,000
Internet/catalog retail	344,000	440,000

	$113,189,000	108,195,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Business Segments (Continued)

The assets allocable to each reporting segment generally include accounts receivable, inventories, intangible assets, and certain other assets that are specifically identifiable with one of the Company’s business segments. Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company’s cash, refundable and deferred tax assets and various other assets shared by the Company’s segments.

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at March 31, 2004 and December 31, 2003 are as follows:

	March 31,	December 31,
	2004	2003
Total assets for reportable segments	$113,189,000	108,195,000
Elimination of intersegment payables	21,000	34,000
Unallocated deferred tax assets	2,107,000	2,107,000
Other unallocated corporate assets	15,303,000	10,690,000

Consolidated total assets	$130,620,000	121,026,000

(9)	Contingencies

In February 2002, the Company agreed to guarantee up to $1,000,000 of a bank loan of an officer of the Company, which matures June 1, 2004. The guarantee is through the maturity date of the officer’s loan and the Company would have to pay under the guarantee should the officer default on the loan. As of March 31, 2004, approximately $1,000,000 was outstanding under the officer’s loan from the bank. The fair value of the guarantee was immaterial at March 31, 2004.

The Company is currently involved in various other legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s consolidated financial position or results of operations.

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

We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements include:

•	our ability to anticipate fashion trends;

•	whether the UGG brand will continue to grow at the rate it has experienced in the recent past;

•	possible shortages in top grade sheepskin, which could interrupt product manufacturing and increase product costs;

•	the risk that we are unable to accurately forecast consumer demand which may result in excess inventory to liquidate or, conversely, may result in difficulty in filling customers’ orders;

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

•	the sensitivity of the footwear industry to changes in general economic conditions;

•	whether we are successful in implementing our growth strategy;

•	the success of our customers;

•	our ability to protect our intellectual property;

•	the risk that counterfeiting can harm our sales or our brand image;

•	our ability to develop and patent new technologies as our existing patents expire;

•	the difficulty of matching inventory to future customer demand;

•	our dependence on independent manufacturers to supply our products;

•	the risk that raw materials do not meet our specifications or that the prices of raw materials may increase, which would potentially cause a high return rate, a loss of sales or a reduction in our gross margins;

•	risks of international commerce resulting from our reliance on manufacturers outside the U.S.;

•	whether we might be subject to certain federal regulatory fines;

•	the risk that our manufacturers, suppliers or licensees might fail to conform to labor laws or to our ethical standards;

•	the need to secure sufficient and affordable sources of raw materials;

•	our reliance on licensing partners to expand our business;

•	the challenge of managing our brands for growth;

•	our ability to successfully identify, develop or acquire, and build new brands;

•	potential fluctuations in quarterly results in future periods, which may prevent us from meeting expectations and have an adverse effect on the price of our common stock;

•	dependence on key employees;

•	currency risk;

•	the sensitivity of our sales, particularly of the Teva® and UGG® brands, to seasonal and weather factors;

•	our reliance on independent distributors in international markets;

•	economic and political risks that could affect our sales revenue from international markets;

•	legal compliance challenges and political and economic risk in our international markets;

•	delays and unexpected costs that can result from customs regulations;

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

•	our dependence on computer and communications systems;

•	the effect of consolidations and restructurings on our customers in the footwear industry;

•	the effect of intense competition from footwear companies with greater resources;

•	consolidations, restructurings and other ownership changes in the retail industry, which could affect the ability of our wholesale customers to purchase and market our products; and

•	the threat that terrorism could disrupt commerce in the U.S. and abroad.

         In addition, our stock price may be affected by:

•	the degree of control of our company exercised by management through its stock holdings;

•	management’s discretion over the use of proceeds from our proposed stock offering;

•	historical volatility in our stock price;

•	the potential for future sales of stock to adversely affect our stock price; and

•	the tendency of anti-takeover provisions of our charter documents, our stockholder rights plan and Delaware law to dissuade potential purchasers of the Company.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

Teva Overview

Our Teva lines experienced strong market acceptance in the recent years. Teva’s products have benefited recently from several factors, but most prominently a general shift in consumer preferences and lifestyles to include more outdoor recreational activities. At the same time, our consumers are increasingly purchasing our Teva products for everyday wear, and our Teva brand now includes several closed-toe footwear lines. As a result, our brand remains popular among professional and amateur outdoorsmen seeking authentic, performance-oriented footwear, as well as general footwear consumers seeking high quality, durable and comfortable styles for everyday use.

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

UGG Overview

Since early 2003, our UGG brand has received increased media exposure, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus on UGG was driven by the product’s unique styling and resulting brand name identification, Australian heritage and adoption by high-profile film and television celebrities as a favored footwear brand. We believe this increased media attention has enabled us to introduce the brand to consumers much faster than we would have ordinarily been able to. As a result of the subsequent rapid growth in demand, we sold out of key UGG products early in the Fall 2003 season, and given the long lead times required to replenish our inventory levels, we have been unable to fill many retailer reorders and many direct Internet and catalog orders in late 2003 and early 2004. Continuing a strategy utilized with our UGG casual line, we have been shifting a portion of our traditional UGG sheepskin boot production from factories in Australia to several factories in China where the production capacity is much greater and quality standards are comparable.

We believe the fundamental comfort and functionality of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line of luxurious and distinctive sheepskin fabrications suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have expanded our product line to 69 models in 2004 from 52 models in 2002.

Increased media exposure has also broadened appeal for our UGG products. UGG has been a well-known brand in California for many years and over the last few few years has become a recognized brand across the remainder of the country. We believe that a portion of UGG’s increased demand is due to our continued geographical expansion across the U.S. In addition, we will expand our distribution and marketing overseas in order to satisfy virtually untapped international demand. We believe the international markets represent an attractive opportunity to build upon UGG’s broad U.S. appeal.

We depend on a limited number of key resources for sheepskin, the principal raw material for our UGG products. Three suppliers currently provide all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of the infected herd and could have a material adverse effect on the availability of sheepskin for our products. Additionally, the supply of sheepskin can be adversely impacted by drought conditions. Our potential inability to obtain top grade sheepskin for UGG products could impair our ability to meet our production requirements for UGG in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. Additionally, there have been significant increases in the prices of footwear quality sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Over the next year, we expect demand for top grade sheepskin to continue to outpace supply, leading to shortages and our inability to produce as much of certain styles as our customers would like to order. Looking beyond the next year, if demand continues to be strong, we would expect the supply of top grade sheepskin to increase in response to the demand. However, we have little control over the supply or the overall demand for top grade sheepskin and, accordingly, can provide no assurances about the sufficiency of future sheepskin supplies.

Simple Overview

After three consecutive years of net sales declines in our Simple product line, we recently implemented a strategy to improve Simple’s results of operations and generate renewed interest in the Simple brand. We began a process of repositioning our Simple product line by focusing on our successful legacy collections, including clogs and sneakers, and narrowing the number of styles available. In addition, we have begun to implement a strategy whereby we leverage our Teva and UGG expertise to produce Simple branded sandals and suede, fleece-lined products. The Simple products will generally be sold at price points lower than our Teva and UGG brands and, in some cases, through distribution channels that are precluded from offering our Teva and UGG brands. We expect our Simple brand to experience growth as we successfully implement our product line rationalization and channel management strategies.

Internet and Catalog Retailing Overview

We acquired our Internet and catalog retailing business in November 2002. Our Internet and catalog retailing business, which today sells all three of our brands, enables us to meet the growing demand for all of these products and also provides us with an opportunity to add significant incremental contribution margin. Managing our Internet business requires us to focus on generating Internet traffic to our websites, effectively convert website visits into orders and maximize average order sizes. To drive our catalog order business, we distribute approximately 300,000 catalogs semi-annually. Overall, our consumer direct

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

business benefits from the strength of our brands, and as we grow our brands over time, we expect our Internet and catalog retailing business to increase.

Licensing Overview

We have recently embarked on a strategy to license our well-known and respected footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. To date, we have entered into four licensing agreements for Teva, including domestic licenses for men’s sportswear, timepieces, eyewear and headwear, and one domestic licensing arrangement for UGG handbags and other small leather goods. We are pursuing additional licensing opportunities for our brands both in the U.S. and abroad. This licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have received no revenues from licensing to date and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time. The minimum net annual royalties that we are scheduled to receive under the five existing licensing agreements, assuming renewal options are exercised, are $216,000 in 2004, $325,000 in 2005, $649,000 in 2006, $850,000 in 2007 and $868,000 in 2008. The activity within the licensing segment is very small in relation to the consolidated operation, therefore separate segment information is not presented.

Seasonality

Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters, while the quarter with the highest percentage of annual net sales for Simple has varied from year to year.

	2004
	First
	Quarter
Net sales	$44,272,000
Income from operations	$9,628,000

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$36,102,000	$24,342,000	$24,894,000	$35,717,000
Income from operations	$8,087,000	$4,678,000	$1,782,000	$4,891,000

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$33,259,000	$22,369,000	$17,727,000	$25,752,000
Income (loss) from operations	$3,714,000	$1,104,000	$(4,309,000)	$2,839,000

In previous years we have experienced our highest sales level in the first quarter, which has been Teva’s strongest selling season, while the third quarter has historically had the lowest sales volume. The seasonally low third quarter sales volume has also historically resulted in a third quarter loss from operations. In the third quarter of 2002, this seasonality, combined with the costs of the litigation settlement, resulted in a loss from operations of $4,309,000. However, in 2003, as a result of the continued growth in UGG and the introduction of the fall closed-toe Teva offering, the first and fourth quarters had comparable sales volumes and the second and third quarters had comparable sales volumes. Given our expectations for each of our brands in 2004, we currently expect this trend to continue and anticipate that net sales in the last half of 2004 will likely exceed net sales during the first half of 2004. Nonetheless, actual results could differ

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “Forward Looking Statements.”

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended
	March 31,
	2004	2003
Net sales by location:
United States	$31,398,000	$25,483,000
International	12,874,000	10,619,000

Total	$44,272,000	$36,102,000

Net sales by product line and consumer direct business:
Teva:
Wholesale	$36,506,000	$31,089,000
Internet/catalog	935,000	611,000

Total	37,441,000	31,700,000

UGG:
Wholesale	2,647,000	1,197,000
Internet/catalog	2,501,000	383,000

Total	5,148,000	1,580,000

Simple:
Wholesale	1,515,000	2,712,000
Internet/catalog	168,000	110,000

Total	1,683,000	2,822,000

Total	$44,272,000	$36,102,000

Income (loss) from operations by product line and consumer direct business:
Teva wholesale	$12,655,000	$11,005,000
UGG wholesale	868,000	(157,000)
Simple wholesale	(163,000)	135,000
Internet/catalog	1,001,000	113,000
Other (1)	(4,733,000)	(3,009,000)

Total	$9,628,000	$8,087,000

(1)	Primarily unallocated overhead.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

The following table sets forth certain operating data as a percentage of net sales for the periods indicated.

	Three Months Ended		Percent
	March 31,		Increase
	2004	2003	2004 to 2003
Net sales	100.0%	100.0%	22.6%
Cost of sales	53.9	55.0	20.2

Gross profit	46.1	45.0	25.7
Selling, general and administrative expenses	24.3	22.6	32.2

Income from operations	21.7	22.4	19.1
Interest expense and other	2.5	3.0	2.8

Income before income taxes	19.2	19.4	21.6
Income taxes	7.1	7.8	11.8

Net income	12.2%	11.6%	28.1%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Overview. For the three months ended March 31, 2004, we had net sales of $44,272,000 and income from operations of $9,628,000 compared to net sales of $36,102,000 and income from operations of $8,087,000 for the three months ended March 31, 2003. These results were due in part to increased demand for our Teva and UGG product lines, partially offset by a decline in net sales of our Simple product line.

Net Sales. Net sales increased by $8,170,000, or 22.6%, to $44,272,000 for the three months ended March 31, 2004 from $36,102,000 for the three months ended March 31, 2003. Net sales increased for the three months ended March 31, 2004 due primarily to: (1) an increase in the number of units sold of Teva and UGG offset in part by a decline in the number of units sold of Simple, resulting in a 23.1% overall increase in the volume of footwear sold to 2,215,000 pairs for the three months ended March 31, 2004 from 1,800,000 pairs for the three months ended March 31, 2003, and (2) the expansion of the Internet and catalog retailing business obtained as part of the Teva Rights acquisition. This increase in unit sales volume was partially offset by a 4.3% decline in average wholesale selling price per unit to $18.61 for the three months ended March 31, 2004 from $19.44 for the three months ended March 31, 2003.

Net wholesale sales of Teva increased by $5,417,000, or 17.4%, to $36,506,000 for the three months ended March 31, 2004 from $31,089,000 for the three months ended March 31, 2003. This increase was primarily due to increased sales volume of sport sandals resulting from an improvement in retail sell-through, increased sales in the international markets, selective addition of new distribution channels in our domestic market, increased sales volume of thongs and slides and increased sales volume of certain styles of the recently introduced closed-toe footwear offerings. See “— Overview — Teva Overview” above.

Net wholesale sales of UGG increased by $1,450,000, or 121.1%, to $2,647,000 for the three months ended March 31, 2004 from $1,197,000 for the three months ended March 31, 2003. This was largely as a result of heightened demand in the first quarter of 2004 caused by the growing popularity of the brand, significantly increased brand awareness and considerable celebrity exposure. The UGG sales volume increase was also due to strong retail sell-through, expansion of the product line to include more casual footwear styles and continued geographical expansion across the U.S. See “— Overview — UGG Overview” above.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Net wholesale sales of Simple decreased by $1,197,000, or 44.1%, to $1,515,000 for the three months ended March 31, 2004 from $2,712,000 for the three months ended March 31, 2003. This decline was caused by a variety of factors, including competition in the casual footwear market and a decrease in the volume of closeout sales during the first quarter of 2004. See “— Overview — Simple Overview” above.

Net sales of the Internet and catalog retailing business increased by $2,500,000, or 226.4%, to $3,604,000 for the three months ended March 31, 2004 from $1,104,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004, net sales of the Internet and catalog retailing business included retail sales of Teva of $935,000, UGG of $2,501,000 and Simple of $168,000. For 2003, the breakdown included sales of Teva of $611,000, UGG of $383,000 and Simple of $110,000. The increase in net sales of the Internet and catalog retailing business was due to the increased demand for the underlying brands, as well as increased consumer acceptance of online purchasing. See “— Overview — Internet and Catalog Retailing Overview” above.

International sales for all of our products increased by $2,255,000, or 21.2%, to $12,874,000 for the three months ended March 31, 2004 from $10,619,000 for the three months ended March 31, 2003, representing 29.1 % of net sales for the three months ended March 31, 2004 and 29.4% of net sales for the three months ended March 31, 2003. The higher dollar amount of international sales resulted from our international expansion strategy combined with the favorable impact of the strong Euro while the lower percentage of international sales to net sales reflects the growth of our domestic business.

Gross Profit. Gross profit increased by $4,166,000, or 25.7%, to $20,406,000 for the three months ended March 31, 2004 from $16,240,000 for the three months ended March 31, 2003. As a percentage of net sales, gross profit margin increased to 46.1% for the three months ended March 31, 2004 from 45.0% for the three months ended March 31, 2003. The increase in gross profit margin was largely due to the strong increase in the higher gross margin Internet and catalog retailing business, combined with a lower volume of closeout sales in the Simple division compared to last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $2,625,000, or 32.2%, to 10,778,000 for the three months ended March 31, 2004 from $8,153,000 for the three months ended March 31, 2003. As a percentage of net sales, SG&A increased to 24.3% for the three months ended March 31, 2004 from 22.6% for the three months ended March 31, 2003. The increase in the dollar amount of SG&A expenses was primarily due to increased costs of our growing Internet and catalog retailing business, increased payroll costs, higher legal costs associated with increased efforts to protect our intellectual property rights, and increased sales commissions on the higher sales volume.

Income from Operations. Income from operations increased by $1,541,000, or 19.1%, to $9,628,000 in the period ended March 31, 2004 from $8,087,000 in the period ended March 31, 2003. This was due primarily to increased gross profit contribution of $4,166,000, partially offset by increased costs of our growing Internet and catalog retailing business, increased payroll costs, higher legal costs associated with increased efforts to protect our intellectual property rights, and increased sales commissions on the higher sales volume.

Income from operations of Teva wholesale increased by $1,650,000, or 15.0%, to $12,655,000 for the three months ended March 31, 2004 from $11,005,000 for the three months ended March 31, 2003. This increase was largely due to the $5,417,000 increase in net sales, and a decrease in Teva advertising and marketing costs. These were partially offset by increases in payroll and selling commissions on the higher sales volume.

Income from operations of UGG wholesale increased by $1,025,000, or 652.9%, to an income of $868,000 for the three months ended March 31, 2004 from a loss of $157,000 for the three months ended March 31,

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

2003. This was largely due to the $1,450,000 increase in net sales, and a $443,000 decrease in bad debt expense.

Income from operations of Simple wholesale decreased by $298,000 to a loss from operations of $163,000 for the three months ended March 31, 2004 from income from operations of $135,000 for the three months ended March 31, 2003. This was primarily due to a $1,197,000 decline in net sales during the period attributed to both the domestic and international markets.

Income from operations of our Internet and catalog business increased by $888,000, or 785.8%, to $1,001,000 for the three months ended March 31, 2004 from $113,000 for the three months ended March 31, 2003. This was largely due to the increase in net sales of $2,501,000 during the period primarily from the continued growth in popularity of online sales and the strength of our underlying brands.

Income from operations included unallocated overhead costs, which increased by $1,724,000, or 57.3%, to $4,733,000 for the three months ended March 31, 2004 from $3,009,000 for the three months ended March 31, 2003. These costs included increased payroll costs and increased legal costs associated with the protection of our intellectual property rights that support our business segments.

Other Expense (Income). Net interest expense for the first quarter was $1,118,000 for the three months ended March 31, 2004 compared with a net interest expense of $1,097,000 for the three months ended March 31, 2003. The interest expense results principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002. The slight increase in interest expense reflects two offsetting factors. First, in connection with early repayments of $3,000,000 of subordinated notes in January 2004, we incurred approximately $300,000 of expenses, including prepayment penalties and the write-off of a pro rata share of the previously capitalized loan costs. The resulting increase in interest expense was nearly offset by the impact of lower average outstanding borrowings in the first quarter of 2004 compared to the first quarter of 2003. Other income exclusive of net interest expense was not material in either period.

Income Taxes. For the three months ended March 31, 2004, income tax expense was $3,134,000, representing an effective income tax rate of 36.8%. For the three months ended March 31, 2003, income tax expense was $2,802,000 representing an effective income tax rate of 40.0%. The decrease in the effective tax rate was primarily due to the restructuring of our international operations which resulted in a reduced effective tax rate.

Net Income. We had net income of $5,382,000, or $0.49 per diluted share, for the three months ended March 31, 2004 versus net income of $4,203,000, or $0.37 per diluted share, for the three months ended March 31, 2003.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

acquisition, whereas the cash from operations and the available credit under the revolving credit facility continue to provide the cash required for our working capital and operating needs.

The seasonality of the individual brands requires us to build inventory levels in anticipation of the sales at different times of the year. Teva generally begins to build inventory levels beginning in the fourth quarter and first quarter in anticipation of the spring selling season, which occurs in the first and second quarters, whereas UGG begins to build its inventories in the second quarter and third quarter to support sales for the fall and winter selling seasons, which historically occur during the third and fourth quarters. Our Simple product line is less seasonal than our Teva and UGG lines and has significantly fewer inventory fluctuations.

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

Cash from Operating Activities. Net cash provided by operating activities increased to $7,331,000 for the three months ended March 31, 2004 from $3,834,000 for the three months ended March 31, 2003. The increase in net cash provided by operating activities in the first quarter of 2004 was largely due to an improvement in net earnings of $1,179,000 and an improvement in cash collections of $7,087,000, partially offset by an increase in cash used to purchase inventories during the three months ended March 31, 2004 as compared to the same period in 2003. Net working capital remained essentially the same at March 31, 2004 and 2003, although many components of working capital fluctuated significantly.

Cash Used in Investing Activities. For the three months ended March 31, 2004, net cash used in investing activities was $457,000, which was comprised almost entirely of cash used for capital expenditures. For the three months ended March 31, 2003, net cash used in investing activities was $149,000.

Cash Used in Financing Activities. For the three months ended March 31, 2004, net cash used in financing activities was $2,702,000 compared to net cash used in financing activities of $2,832,000 for the three months ended March 31, 2003. In both periods, the net cash used in financing activities was largely a result of the repayment of long-term debt, which was offset by cash received from the issuances of common stock.

Our liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At March 31, 2004, working capital was $24,923,000 including $10,848,000 of cash. Cash provided by operating activities aggregated $7,331,000 for the three months ended March 31, 2004. Trade accounts receivable increased by 29.8% to $24,331,000 at March 31, 2004 from $18,745,000 at December 31, 2003, largely due to normal seasonality. Accounts receivable turnover improved to 6.3 times in the twelve month period ended March 31, 2004 from 6.1 times in the twelve month period ended December 31, 2003.

During the same period, inventories decreased by 1.9% to $17,657,000 at March 31, 2004 from $18,004,000 at December 31, 2003, reflecting a $1,646,000 decrease in Teva inventory, a $1,717,000 increase in UGG inventory and a $418,000 decrease in Simple inventory at quarter end. Overall, inventory turnover improved to 4.3 times for the twelve months ended March 31, 2004 from 4.0 times for the twelve months ended December 31, 2003. The $1,646,000 decrease in Teva inventory occurred because historically the first quarter is Teva’s strongest selling period. Teva’s inventory levels are higher at year end in preparation for the first quarter sales. The $1,717,000 increase in UGG inventory at March 31, 2004 was largely due to anticipated higher sales in the

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

second quarter of 2004. The $418,000 decrease in Simple inventory at March 31, 2004 reflects our continuing efforts to reduce the levels of our closeout inventories and to bring our Simple inventory into stock closer to when it is expected to be shipped to our customers.

Our revolving credit facility with Comerica Bank-California provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. Up to $10,000,000 of borrowings may be in the form of letters of credit. The facility bears interest at the lender’s prime rate (4.00% at March 31, 2004) or, at our option, at LIBOR (1.09% at March 31, 2004) plus 3.25%, and is secured by substantially all of our assets. The facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. The facility expires on June 1, 2005. At March 31, 2004, we had no outstanding borrowings under the facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. We had credit availability under the facility of $20,000,000 at March 31, 2004.

On November 25, 2002, we completed the acquisition of the Teva Rights from Mark Thatcher and his wholly owned company, Teva Sport Sandals, Inc., for approximately $62,300,000, including transaction costs of approximately $300,000. We paid cash in the amount of $43,000,000 and issued to Mr. Thatcher a junior subordinated note in the principal amount of $13,000,000, convertible preferred stock of $5,500,000, 100,000 shares of common stock valued at approximately $368,000 and options to purchase 100,000 shares of common stock valued at approximately $187,000. The $13,000,000 of junior subordinated note includes a coupon interest rate of 7.00% and an additional interest rate of 2.00%, which is to be accrued and paid at the maturity date in 2008. The note may be prepaid without penalty. Concurrent with the acquisition, we entered into an employment agreement for advice on Teva matters with Mr. Thatcher through November 2007, which provides for an annual base salary of $276,875, and we received a non-compete agreement from Mr. Thatcher, which expires two years after termination of employment.

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

Since initially entering into these financing arrangements, we have taken several steps to improve our capital structure. After obtaining the requisite approvals discussed above, we made the following changes:

•	During 2003, we prepaid $4,000,000 of the $14,000,000 subordinated note. Additionally, we prepaid $3,000,000 of the subordinated note in January 2004, bringing the total prepayments to an aggregate of $7,000,000 since inception. As a result of the prepayments, the balance of the subordinated note outstanding at March 31, 2004 was $7,000,000. By making these prepayments, replacing $7,000,000 of the subordinated note with lower cost financing, we expect to save more than $750,000 in annual interest costs for each of the next five years.

•	In December 2003, we repurchased all of the outstanding convertible preferred stock for $5,500,000. Going forward, the transaction is expected to eliminate approximately 1,514,000 shares from the weighted average diluted shares outstanding calculation beginning in 2004.

•	During 2003, we paid $3,500,000 of the term loan in accordance with the scheduled payment terms. In December 2003, we renegotiated with the lender and reset the term loan to $7,000,000. We used

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

the $3,500,000 of additional proceeds in conjunction with cash generated from operations to fund the repayment of the subordinated notes and to repurchase the convertible preferred stock discussed above to take advantage of lower interest rates.

The renegotiated $7,000,000 term loan is secured by all of our assets and bears interest at the prime rate (4.00% at March 31, 2004) plus 2.50%, or, at our option, at LIBOR (1.09% at March 31, 2004) plus 3.25%. In accordance with the amended payment terms, interest is payable monthly, an initial principal payment of $1,750,000 is payable May 31, 2004 and the remaining principal is payable in monthly installments of approximately $292,000 from June 2004 to November 2005. We incurred a fee of $35,000 in connection with the increase in term loan borrowings in December 2003.

The remaining $7,000,000 of the subordinated note outstanding at March 31,2004 is secured by a secondary security position in all assets, with principal payable in quarterly installments of $1,500,000 beginning in November 2007 and the balance due in full in November 2008. The subordinated note bears interest at 16.75%, of which 12.00% is payable monthly and 4.75% can be deferred at our option and compounds monthly until the 2008 maturity date. During the first quarter of 2004, we elected not to defer any interest costs and as a result paid all interest as it was incurred. In the event that we decide to prepay all or a portion of the subordinated note, we will be required to pay prepayment penalties of 4.00% of the portion prepaid prior to November 25, 2004, with no penalties for prepayments thereafter. In connection with the issuance of the subordinated note, we incurred costs of approximately $1,000,000, including investment banking fees, loan commitment fees and legal costs. These origination costs are included in other assets in the accompanying condensed consolidated financial statements and are being amortized over the term of the loan.

The $13,000,000 junior subordinated note is due in November 2008. The junior subordinated note bears interest at 9.00%, of which 7.00% is payable annually and 2.00% may be deferred at our option and compounds annually until the 2008 maturity date. During the first quarter of 2004, we elected to defer payment of the 2.00% deferred interest component. The junior subordinated note is unsecured and subordinated to the subordinated note, the term loan and the bank credit facility and does not have prepayment penalties. The junior subordinated note provides the holder with the right to designate one member of our board of directors. At March 31, 2004, the outstanding balance on the junior subordinated note was $13,000,000, plus the deferred interest of $351,000.

The agreements underlying the bank credit facility, the term loan and the subordinated note contain several financial covenants including a quick ratio requirement, profitability requirements and cash flow coverage requirements, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at March 31, 2004 and remain so as of the date of this report.

We have announced that we have filed a registration statement with the Securities and Exchange Commission to sell up to 1,500,000 shares of our Common Stock and up to 2,000,000 shares of our Common Stock held by selling stockholders (not counting any exercise of the over-allotment option to purchase up to 525,000 shares of Common Stock granted by the selling stockholders to the underwriters).

We expect to pay off the remaining $7,000,000 of the term loan, $7,000,000 of the subordinated note and $13,000,000 of the junior subordinated note from the proceeds of the potential offering. Upon the completion of this potential offering and repayment of our outstanding debt, the borrowing availability under our revolving credit facility will be the full $20,000,000 amount of the facility, subject to the borrowing base lending requirements.

Capital expenditures totaled $458,000 for the three months ended March 31, 2004 and related primarily to the replacement of certain computer equipment and the upgrade of our internal phone system. We currently have no material commitments for future capital expenditures but estimate that the remaining capital

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

expenditures for 2004 will range from $250,000 to $550,000 and will include an upgrade of the distribution center computer system, new trade show booths and replacements and upgrades of certain other computer equipment. The actual amount of capital expenditures for the remainder of 2004 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets.

Contractual Obligations. The following table summarizes our contractual obligations at March 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$27,351,000	$4,667,000	$2,333,000	$20,351,000	—
Operating lease obligations	3,492,000	1,154,000	2,073,000	265,000	—

Total	$30,843,000	$5,821,000	$4,406,000	$20,616,000	—

Additionally, we have significant interest payment requirements on the long-term debt obligations discussed above. Assuming we continue to pay both the current interest portion (12.00%) and the deferred interest portion (4.75%) of the subordinated note on a monthly basis and assuming we continue to pay annually only the current interest portion (7.00%) while deferring the deferred interest portion (2.00%) of the junior subordinated note, the annual interest payment requirements for our long-term debt obligations are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Interest payments	$11,511,000	$2,307,000	$4,311,000	$4,893,000	—

The above table does not include interest on the bank credit facility, as the outstanding borrowings on the facility are variable. While there were no outstanding borrowings under the facility at March 31, 2004, we anticipate that we may borrow under the facility later in 2004 in order to meet our seasonal working capital needs. In 2003, the average outstanding borrowings under the facility were $2,136,000 and the aggregate interest costs under the facility were $103,000.

In February 2002, we agreed to guarantee up to $1,000,000 of a bank loan of Doug Otto, our Chairman of the Board, Chief Executive Officer and President, which matures June 1, 2004. The guarantee is through the maturity date of the loan, and we would have to pay under the guarantee should Mr. Otto default on the loan. As of March 31, 2004, approximately $1,000,000 was outstanding under the loan. The fair value of the guarantee was immaterial at March 31, 2004.

We believe that internally generated funds, the available borrowings under our existing credit facilities, cash on hand and the net proceeds of the potential offering will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories and the volume of letters of credit used to purchase product, among others. See “Forward Looking Statements” for a discussion of additional factors that may affect our working capital position.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Impact of Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing, known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable under the circumstances. Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We have historically been accurate in our estimates used for the reserves and allowances below. We believe that the estimates and assumptions below are among those most important to an understanding of our consolidated financial statements contained in this report.

Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a general reserve for the balance of accounts. Reserves have been fully established for all expected or probable losses of this nature. The gross trade accounts receivable balance was $26,496,000 and the allowance for doubtful accounts was $1,786,000 at March 31, 2004. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts by $252,000.

Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. At March 31, 2004 the reserve for sales discounts was approximately $379,000. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts by $38,000.

Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns at March 31, 2004 was $1,222,000. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns by approximately $300,000.

Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. Inventories were stated at $17,657,000, net

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

of inventory write-downs of $732,000 at March 31, 2004. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount by approximately $154,000.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN No. 46 did not have a material effect on our consolidated financial statements. In December 2003, the FASB revised FIN No. 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN No. 46. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have any impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that companies classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material effect on our consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in the following paragraphs, we do not engage in trading market risk sensitive instruments nor do we purchase, whether for investment, hedging or purposes “other than trading,” instruments that are likely to expose us to market risk, whether foreign currency exchange rate, interest rate, commodity price or equity price risk. We have not issued any debt instruments, entered into any forward or future contracts, purchased any options or entered into any swaps, except as discussed in the following paragraphs.

Derivative Instruments

Our sales are currently denominated almost entirely in United States dollars. As of March 31, 2004, the Company had no outstanding foreign currency forward contracts.

Market Risk

The Company’s market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States and changes in the Eurodollar, or LIBOR, rate. The Company’s revolving line of credit and senior term debt provide for interest on outstanding borrowings at rates tied to prime rate, or at the Company’s election tied to the Eurodollar, or LIBOR, rate. At March 31, 2004, the Company had outstanding borrowings aggregating $7,000,000 under these two credit facilities. A 1% increase in interest rates on current borrowings would have a $70,000 impact on income before income taxes.

Item 4. Controls and Procedures

Our Chief Executive Officer, Douglas B. Otto, and Chief Financial Officer, M. Scott Ash, with the participation of the Company’s management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or our Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Part II. OTHER INFORMATION

     Item 1. Legal Proceedings. Not applicable

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. Not applicable

     Item 3. Defaults upon Senior Securities. Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders. Not applicable

     Item 5. Other Information. Not applicable

     Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

31.1	Certification by the Chief Executive Officer, Pursuant to Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer, Pursuant to Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: May 11, 2004	/s/ M. Scott Ash
M. Scott Ash, Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and
Principal Financial and Accounting Officer)