Form 10-Q
period 2004-06-30
DECKERS OUTDOOR CORP
filed 2004-08-06
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 30, 2004
Common stock, $.01 par value	11,646,393

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$24,394,000	6,662,000
Trade accounts receivable, less allowances for doubtful accounts and sales discounts of $2,022,000 and $2,126,000 as of June 30, 2004 and December 31, 2003, respectively	19,627,000	18,745,000
Inventories	19,596,000	18,004,000
Prepaid expenses and other current assets	1,197,000	694,000
Deferred tax assets	2,137,000	2,137,000

Total current assets	66,951,000	46,242,000
Property and equipment, at cost, net	3,121,000	2,969,000
Intangible assets	70,446,000	70,572,000
Other assets, net	521,000	1,243,000

	$141,039,000	121,026,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt	$—	3,792,000
Trade accounts payable	7,536,000	11,220,000
Accrued expenses	7,675,000	4,959,000
Income taxes payable	8,065,000	3,468,000

Total current liabilities	23,276,000	23,439,000

Long-term debt, less current installments	—	26,495,000
Deferred tax liabilities	568,000	568,000
Stockholders’ equity:
Series A preferred stock at liquidation preference, $.01 par value. Authorized, 5,000,000 shares (1,375,000 Series A); none issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; 12,616,585 shares issued and 11,643,633 shares outstanding at June 30, 2004; 10,703,433 shares issued and 9,730,481 shares outstanding at December 31, 2003	116,000	97,000
Additional paid-in capital	63,328,000	27,115,000
Retained earnings	53,521,000	43,052,000
Accumulated other comprehensive income	230,000	260,000

Total stockholders’ equity	117,195,000	70,524,000

	$141,039,000	121,026,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended
	June 30,
	2004	2003
Net sales	$40,546,000	24,342,000
Cost of sales	21,640,000	12,510,000

Gross profit	18,906,000	11,832,000
Selling, general and administrative expenses	9,632,000	7,654,000
Litigation income	—	(500,000)

Income from operations	9,274,000	4,678,000
Other expense:
Interest expense, net	1,171,000	1,334,000
Other expense	1,000	1,000

Income before income taxes	8,102,000	3,343,000
Income taxes	3,015,000	1,337,000

Net income	$5,087,000	2,006,000

Net income per share:
Basic	$0.47	0.21
Diluted	0.43	0.17

Weighted-average shares:
Basic	10,713,000	9,536,000
Diluted	11,920,000	11,611,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

	Six-month period ended
	June 30,
	2004	2003
Net sales	$84,818,000	60,444,000
Cost of sales	45,506,000	32,372,000

Gross profit	39,312,000	28,072,000
Selling, general and administrative expenses	20,410,000	15,807,000
Litigation income	—	(500,000)

Income from operations	18,902,000	12,765,000
Other expense (income):
Interest expense, net	2,289,000	2,431,000
Other income	(5,000)	(14,000)

Income before income taxes	16,618,000	10,348,000
Income taxes	6,149,000	4,139,000

Net income	$10,469,000	6,209,000

Net income per share:
Basic	$1.02	0.65
Diluted	0.91	0.54

Weighted-average shares:
Basic	10,233,000	9,545,000
Diluted	11,505,000	11,487,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-month period ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$10,469,000	6,209,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	877,000	853,000
Provision for doubtful accounts	81,000	609,000
Write-down of inventories	407,000	558,000
Loss on disposal of assets	6,000	3,000
Non-cash stock compensation	93,000	20,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	(963,000)	4,420,000
Inventories	(1,999,000)	(6,448,000)
Prepaid expenses and other current assets	(503,000)	98,000
Other assets	722,000	301,000
Increase (decrease) in:
Trade accounts payable	(3,684,000)	(4,565,000)
Accrued expenses	2,667,000	(289,000)
Income taxes payable	4,597,000	3,050,000

Net cash provided by operating activities	12,770,000	4,819,000

Cash flows from investing activities:
Teva acquisition costs	—	(75,000)
Purchase of property and equipment	(929,000)	(253,000)
Proceeds from sale of property and equipment	20,000	2,000

Net cash used in investing activities	(909,000)	(326,000)

(Continued)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)

	Six-month period ended
	June 30,
	2004	2003
Cash flows from financing activities:
Net repayments of long-term debt	(30,287,000)	(6,696,000)
Net cash received from issuances of common stock	36,139,000	532,000

Net cash provided by (used in) financing activities	5,852,000	(6,164,000)

Effect of exchange rates on cash	19,000	(58,000)

Net increase (decrease) in cash and cash equivalents	17,732,000	(1,729,000)
Cash and cash equivalents at beginning of period	6,662,000	3,941,000

Cash and cash equivalents at end of period	$24,394,000	2,212,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,509,000	1,484,000
Income taxes	1,675,000	1,607,000

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

	Three-month period ended
	June 30,
	2004	2003
Net income as reported	$5,087,000	2,006,000
Add stock-based employee compensation expense included in reported net income, net of tax effect	31,000	7,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(182,000)	(71,000)

Pro forma net income	$4,936,000	1,942,000

Pro forma net income per share:
Basic	$0.46	0.20
Diluted	0.42	0.17

	Six-month period ended
	June 30,
	2004	2003
Net income as reported	$10,469,000	6,209,000
Add stock-based employee compensation expense included in reported net income, net of tax effect	59,000	12,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(338,000)	(147,000)

Pro forma net income	$10,190,000	6,074,000

Pro forma net income per share:
Basic	$1.00	0.64
Diluted	0.89	0.54

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	Comprehensive Income

Comprehensive income is the total of net income and all other nonowner changes in equity. At June 30, 2004 and December 31, 2003, accumulated other comprehensive income of $230,000 and $260,000, respectively, consisted entirely of cumulative foreign currency translation adjustment. The Company does not have any other transactions or other economic events that qualify as comprehensive income.

Comprehensive income is determined as follows:

	Three-month period ended
	June 30,
	2004	2003
Net income	$5,087,000	2,006,000
Cumulative foreign currency translation adjustment	(12,000)	35,000

Total comprehensive income	$5,075,000	2,041,000

	Six-month period ended
	June 30,
	2004	2003
Net income	$10,469,000	6,209,000
Reversal of unrealized hedging loss	—	606,000
Cumulative foreign currency translation adjustment	(30,000)	61,000

Total comprehensive income	$10,439,000	6,876,000

(3)	Income per Share

Basic income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. The difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation for the three and six-month periods ended June 30, 2003, resulted from the dilutive impact of options to purchase common stock as well as the dilutive impact of convertible preferred stock. For the three and six-month periods ended June 30, 2004, dilution resulted from the dilutive impact of options to purchase common stock.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Income per Share (Continued)

The reconciliations of basic to diluted weighted-average shares are as follows for the three and six-month periods ended June 30, 2004 and 2003:

	Three-month period ended
	June 30,
	2004	2003
Weighted-average shares used in basic computation	10,713,000	9,536,000
Dilutive impact of stock options	1,207,000	561,000
Dilutive impact of convertible preferred stock	—	1,514,000

Weighted-average shares used for diluted computation	11,920,000	11,611,000

	Six-month period ended
	June 30,
	2004	2003
Weighted-average shares used in basic computation	10,233,000	9,545,000
Dilutive impact of stock options	1,272,000	428,000
Dilutive impact of convertible preferred stock	—	1,514,000

Weighted-average shares used for diluted computation	11,505,000	11,487,000

All options outstanding as of June 30, 2004 were included in the computation of diluted income per share for the three-month period ended June 30, 2004. Options to purchase 125,000 shares of common stock at prices ranging from $5.75 to $9.88 were outstanding during the three months ended June 30, 2003, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock during the period and therefore, the options were anti-dilutive.

All options outstanding as of June 30, 2004 were included in the computation of diluted income per share for the six-month period ended June 30, 2004. Options to purchase 195,000 shares of common stock at prices ranging from $5.25 to $9.88 were outstanding during the six months ended June 30, 2003, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock during the period and therefore, the options were anti-dilutive.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4)	Credit Facility

The Company has a revolving credit facility (the “Facility”) that expires June 1, 2005 and provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (4.00% at June 30, 2004) or at the Company’s option, at LIBOR (1.37% at June 30, 2004) plus 3.25%, and is secured by substantially all assets of the Company. The Facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. At June 30, 2004, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. The Company had credit availability under the Facility of $19,301,000 at June 30, 2004.

(5)	Public Stock Offering

In May 2004, we completed a follow-on public stock offering. In the offering, we sold 1,500,000 shares of newly issued common stock and 2,000,000 shares of our common stock were sold by selling stockholders. The net proceeds to the Company aggregated $35,175,000 before expenses, of which a portion was used to repay all outstanding debt during the three months ended June 30, 2004.

(6)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended June 30, 2004, the Company recorded an income tax expense of $3,015,000, representing an effective income tax rate of 37.2%. For the three months ended June 30, 2003, the Company recorded an income tax expense of $1,337,000, representing an effective income tax rate of 40.0%. For the six months ended June 30, 2004, the Company recorded an income tax expense of $6,149,000, representing an effective income tax rate of 37.0%. For the six months ended June 30, 2003, the Company recorded an income tax expense of $4,139,000, representing an effective income tax rate of 40.0%.

(7)	New Accounting Pronouncements

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	New Accounting Pronouncements (Continued)

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

The Company uses foreign currency forward contracts to hedge the foreign currency exposure associated with a portion of its forecasted transactions in foreign currency. These forward contracts are designated as foreign currency cash flow hedges and are recorded at fair value in the accompanying balance sheet. The effective portion of gains and losses resulting from recording forward contracts at fair value is deferred in accumulated other comprehensive income in the accompanying balance sheet until the underlying forecasted foreign currency transaction occurs. When the transaction occurs, the effective portion of the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to the same income statement line item affected by the hedged forecasted transaction due to foreign currency fluctuations.

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

As of June 30, 2004, the Company had no outstanding forward contracts.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Business Segments

Management of the Company has determined that its reportable segments are its strategic business units. The four reportable business segments are the Teva, UGG and Simple wholesale divisions and the Company’s Internet and catalog retailing business. The Company evaluates performance based on net sales and income from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing, and sales strategies. The income from operations for each of the segments includes only those costs that are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization, and the costs of employees directly related to the brands. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation and facilities costs.

Net sales and operating income (loss) by business segment for the three and six months ended June 30, 2004 and 2003 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales to external customers:
Teva wholesale	$25,283,000	21,129,000	61,789,000	52,218,000
UGG wholesale	8,762,000	344,000	11,409,000	1,541,000
Simple wholesale	1,640,000	1,340,000	3,155,000	4,052,000
Internet/catalog	4,861,000	1,529,000	8,465,000	2,633,000

	$40,546,000	24,342,000	84,818,000	60,444,000

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Income (loss) from operations:
Teva wholesale	$8,656,000	7,025,000	21,311,000	18,030,000
UGG wholesale	3,243,000	124,000	4,111,000	(33,000)
Simple wholesale	(177,000)	(316,000)	(340,000)	(181,000)
Internet/catalog	1,527,000	372,000	2,528,000	485,000
Unallocated overhead costs	(3,975,000)	(2,527,000)	(8,708,000)	(5,536,000)

	$9,274,000	4,678,000	18,902,000	12,765,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Business Segments (Continued)

Business segment asset information as of June 30, 2004 and December 31, 2003 is summarized as follows:

	June 30,	December 31,
	2004	2003
Total assets for reportable segments:
Teva wholesale	$86,256,000	85,491,000
UGG wholesale	20,304,000	18,033,000
Simple wholesale	3,800,000	4,231,000
Internet/catalog	293,000	440,000

	$110,653,000	108,195,000

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

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
	2004	2003
Total assets for reportable segments	$110,653,000	108,195,000
Elimination of intersegment payables	35,000	34,000
Unallocated deferred tax assets	2,107,000	2,107,000
Other unallocated corporate assets	28,244,000	10,690,000

Consolidated total assets	$141,039,000	121,026,000

(10)	Contingencies

In February 2002, the Company agreed to guarantee up to $1,000,000 of a bank loan of an officer of the Company, which matured on June 1, 2004. The guarantee was through the maturity date of the officer’s loan, and the Company would have to pay under the guarantee if the officer defaulted on the loan. In May 2004, the officer repaid the loan in full, and the Company was released from the guarantee obligation.

The Company is currently involved in various legal claims arising from the ordinary course of its business. Management does not believe that the disposition of these matters will have a material effect on the Company’s consolidated financial position or results of operations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. We sometimes use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. Specifically, this report contains forward-looking statements relating to, among other things:

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

We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements include:

•	our ability to anticipate fashion trends;

•	whether the UGG brand will continue to grow at the rate it has experienced in the recent past;

•	possible shortages in top grade sheepskin, which could interrupt product manufacturing and increase product costs;

•	the risk that we are unable to accurately forecast consumer demand, which may result in excess inventory to liquidate or, conversely, may result in difficulty in filling customers’ orders;

•	the sensitivity of the footwear industry to changes in general economic conditions;

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

•	whether we are successful in implementing our growth strategy;

•	the success of our customers;

•	our ability to protect our intellectual property;

•	the risk that counterfeiting can harm our sales or our brand image;

•	our ability to develop and patent new technologies as our existing patents expire;

•	the difficulty of matching inventory to future customer demand;

•	our dependence on independent manufacturers to supply our products;

•	the risk that raw materials do not meet our specifications or that the prices of raw materials may increase, which would potentially cause a high return rate, a loss of sales or a reduction in our gross margins;

•	risks of international commerce resulting from our reliance on manufacturers outside the U.S.;

•	the potential impact of litigation;

•	the risk that our manufacturers, suppliers or licensees might fail to conform to labor laws or to our ethical standards;

•	the need to secure sufficient and affordable sources of raw materials;

•	our reliance on licensing partners to expand our business;

•	the challenge of managing our brands for growth;

•	our ability to successfully identify, develop or acquire, and build new brands;

•	potential fluctuations in quarterly results in future periods, which may prevent us from meeting expectations and have an adverse effect on the price of our common stock;

•	dependence on key employees;

•	currency risk;

•	the sensitivity of our sales, particularly of the Teva® and UGG® brands, to seasonal and weather factors;

•	our reliance on independent distributors in international markets;

•	economic and political risks that could affect our sales revenue from international markets;

•	legal compliance challenges and political and economic risk in our international markets;

•	delays and unexpected costs that can result from customs regulations;

•	our dependence on computer and communications systems;

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

•	the effect of consolidations and restructurings on our customers in the footwear industry;

•	the effect of intense competition from footwear companies with greater resources;

•	consolidations, restructurings and other ownership changes in the retail industry, which could affect the ability of our wholesale customers to purchase and market our products; and

•	the threat that terrorism could disrupt commerce in the U.S. and abroad.

In addition, our stock price may be affected by:

•	the degree of control of our company exercised by management through its stock holdings;

•	management’s discretion over the use of proceeds from our recent stock offering;

•	historical volatility in our stock price;

•	the potential for future sales of stock to adversely affect our stock price; and

•	the tendency of anti-takeover provisions of our charter documents, our stockholder rights plan and Delaware law to dissuade potential purchasers of the Company.

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

Teva Overview

Our Teva lines experienced strong market acceptance in recent years. Teva’s products have benefited recently from several factors, but most prominently a general shift in consumer preferences and lifestyles to include more outdoor recreational activities. At the same time, our consumers are increasingly purchasing our Teva products for everyday wear, and our Teva brand now includes several closed-toe footwear lines. As a result, our brand remains popular among professional and amateur outdoorsmen seeking authentic, performance-oriented footwear, as well as general footwear consumers seeking high quality, durable and comfortable styles for everyday use.

To capitalize on the growth of outdoor recreational activities and the acceptance of certain footwear products for everyday use, we have selectively expanded the distribution of our Teva product lines outside our core outdoor specialty and sporting goods channels. Through effective channel management, we believe we can continue to expand into new distribution channels without diluting our outdoor heritage and our appeal to outdoor enthusiasts. Through appropriate channel product line expansion, we plan to continue to broaden our product offerings beyond sport sandals to new products that meet the style and functional needs of our consumers.

We initially produced Teva products under license from the inventor of the Teva technology, Mark Thatcher. In November, 2002, we purchased from Mr. Thatcher the Teva worldwide assets, including the Teva Internet and catalog business and all patents, trade names, trademarks and other intellectual property associated with the acquired Teva assets (the “Teva Rights”). As a result of our purchase of the Teva Rights, we have adopted a strategy to expand the Teva brand and more fully develop its potential.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

UGG casual line, we have been shifting a portion of our traditional UGG sheepskin boot production from factories in Australia to several factories in China where the production capacity is much greater and quality standards are comparable.

We believe the fundamental comfort and functionality of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line of luxurious and distinctive sheepskin fabrications suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have expanded our product line to 69 models in 2004 from 52 models in 2002. Nevertheless, we cannot assure investors that UGG sales will continue to grow at their recent pace or that revenue from UGG products will not ultimately decline.

Increased media exposure has also broadened appeal for our UGG products. UGG has been a well-known brand in California for many years and over the last few years has become a recognized brand across the remainder of the country. We believe that a portion of UGG’s increased demand is due to our continued geographical expansion across the U.S. In addition, we will expand our distribution and marketing overseas in order to satisfy virtually untapped international demand. We believe the international markets represent an attractive opportunity to build upon UGG’s broad U.S. appeal.

We depend on a limited number of key resources for sheepskin, the principal raw material for our UGG products. Three suppliers currently provide all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of the infected herd and could have a material adverse effect on the availability of sheepskin for our products. Additionally, the supply of sheepskin can be adversely impacted by drought conditions. Any inability to obtain top grade sheepskin for UGG products could impair our ability to meet our production requirements for UGG in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. Additionally, there have been significant increases in the prices of footwear-quality sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Over the next year, we expect demand for top grade sheepskin to continue to outpace supply, leading to shortages and our inability to produce as much of certain styles as our customers would like to order. Looking beyond the next year, if demand continues to be strong, we would expect the supply of top grade sheepskin to increase in response to the demand. However, we have little control over the supply or the overall demand for top grade sheepskin and, accordingly, can provide no assurances about the sufficiency of future sheepskin supplies.

Simple Overview

After three consecutive years of net sales declines in our Simple product line, we recently implemented a strategy to improve Simple’s results of operations and generate renewed interest in the Simple brand. We began a process of repositioning our Simple product line by focusing on our successful legacy collections, including clogs and sneakers, and narrowing the number of styles available. In addition, we have begun to implement a strategy whereby we leverage our Teva and UGG expertise to produce Simple-branded sandals and suede, fleece-lined products. The Simple products will generally be sold at price points lower than our Teva and UGG brands and, in some cases, through distribution channels that are precluded from offering our Teva and UGG brands. We expect our Simple brand to experience growth as we successfully implement our product line rationalization and channel management strategies.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Internet and Catalog Retailing Overview

We acquired our Internet and catalog retailing business in November 2002 as part of the acquisition of the Teva Rights. Our Internet and catalog retailing business, which today sells all three of our brands, enables us to meet the growing demand for these products and also provides us with an opportunity to add significant incremental contribution margin. Managing our Internet business requires us to focus on generating Internet traffic to our websites, effectively convert website visits into orders and maximize average order sizes. To drive our catalog order business, we distribute approximately 300,000 catalogs semi-annually. Overall, our consumer direct business benefits from the strength of our brands, and as we grow our brands over time, we expect our Internet and catalog retailing business to increase.

Licensing Overview

We have recently embarked on a strategy to license our well-known and respected footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. To date, we have entered into five licensing agreements for Teva, including domestic licenses for men’s sportswear, timepieces, eyewear, headwear and socks, and two domestic licensing arrangements for UGG, one for UGG handbags and other small leather goods and one for UGG outerwear. We are pursuing additional licensing opportunities for our brands both in the U.S. and abroad. This licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have received no revenues from licensing to date and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time. The minimum net annual royalties that we are scheduled to receive under the five existing licensing agreements, assuming renewal options are exercised, are $288,000 in 2004, $429,000 in 2005, $896,000 in 2006, $1,180,000 in 2007 and $1,231,000 in 2008. The activity within the licensing segment is very small in relation to the consolidated operation and, therefore, separate segment information is not presented.

Seasonality

Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters, while the quarter with the highest percentage of annual net sales for Simple has varied from year to year.

	2004
	First	Second
	Quarter	Quarter
Net sales	$44,272,000	$40,546,000
Income from operations	$9,628,000	$9,274,000

	2003
	First
	Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$36,102,000	$24,342,000	$24,894,000	$35,717,000
Income from operations	$8,087,000	$4,678,000	$1,782,000	$4,891,000

	2002
	First
	Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$33,259,000	$22,369,000	$17,727,000	$25,752,000
Income (loss) from operations	$3,714,000	$1,104,000	$(4,309,000)	$2,839,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

In previous years we have experienced our highest sales level in the first quarter, which has been Teva’s strongest selling season, while the third quarter has historically had the lowest sales volume. The seasonally low third quarter sales volume has also historically resulted in a third quarter loss from operations. In the third quarter of 2002, this seasonality, combined with the costs of the litigation settlement, resulted in a loss from operations of $4,309,000. However, in 2003, as a result of the continued growth in UGG and the introduction of the fall closed-toe Teva offering, the third and fourth quarters had significant increases in sales volumes, resulting in improved sales and earnings during the last six months of 2003. Given our expectations for each of our brands in 2004, we currently expect this trend to continue and anticipate that net sales in the last half of 2004 will likely exceed net sales during the first half of 2004. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “Forward-Looking Statements.”

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales by location:
United States	$36,048,000	$21,321,000	$67,446,000	$46,804,000
International	4,498,000	3,021,000	17,372,000	13,640,000

Total	$40,546,000	$24,342,000	$84,818,000	$60,444,000

Net sales by product line and consumer direct business:
Teva:
Wholesale	$25,283,000	$21,129,000	$61,789,000	$52,218,000
Internet/catalog	1,811,000	1,310,000	2,746,000	1,921,000

Total	27,094,000	22,439,000	64,535,000	54,139,000

UGG:
Wholesale	8,762,000	344,000	11,409,000	1,541,000
Internet/catalog	2,917,000	95,000	5,418,000	478,000

Total	11,679,000	439,000	16,827,000	2,019,000

Simple:
Wholesale	1,640,000	1,340,000	3,155,000	4,052,000
Internet/catalog	133,000	124,000	301,000	234,000

Total	1,773,000	1,464,000	3,456,000	4,286,000

Total	$40,546,000	$24,342,000	$84,818,000	$60,444,000

Income (loss) from operations by product line and consumer direct business:
Teva wholesale	$8,656,000	$7,025,000	$21,311,000	$18,030,000
UGG wholesale	3,243,000	124,000	4,111,000	(33,000)
Simple wholesale	(177,000)	(316,000)	(340,000)	(181,000)
Internet/catalog	1,527,000	372,000	2,528,000	485,000
Unallocated overhead costs	(3,975,000)	(2,527,000)	(8,708,000)	(5,536,000)

Total	$9,274,000	$4,678,000	$18,902,000	$12,765,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the increase (decrease) in each item of operating data between the periods.

	Three Months Ended		Percent
	June 30,		Increase
	2004	2003	2004 to 2003
Net sales	100.0%	100.0%	66.6%
Cost of sales	53.4	51.4	73.0

Gross profit	46.6	48.6	59.8

Selling, general and administrative expenses	23.8	31.4	25.8
Litigation income	—	(2.0)	(100.0)

Income from operations	22.8	19.2	98.2
Interest expense and other	2.8	5.5	(12.2)

Income before income taxes	20.0	13.7	142.4
Income taxes	7.4	5.5	125.5

Net income	12.6%	8.2%	153.6%

	Six Months Ended		Percent
	June 30,		Increase
	2004	2003	2004 to 2003
Net sales	100.0%	100.0%	40.3%
Cost of sales	53.7	53.6	40.6

Gross profit	46.3	46.4	40.0
Selling, general and administrative expenses	24.1	26.2	29.1
Litigation income	—	(0.9)	(100.0)

Income from operations	22.2	21.1	48.1
Interest expense and other	2.6	4.0	(5.5)

Income before income taxes	19.6	17.1	60.6
Income taxes	7.3	6.8	48.6

Net income	12.3%	10.3%	68.6%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Overview. For the three months ended June 30, 2004, we had net sales of $40,546,000 and income from operations of $9,274,000 compared to net sales of $24,342,000 and income from operations of $4,678,000 for the three months ended June 30, 2003. These results were due in part to increased sales of our Teva and UGG product lines as well as a small increase in net sales of our Simple product line this quarter.

Net Sales. Net sales increased by $16,204,000, or 66.6%, to $40,546,000 for the three months ended June 30, 2004 from $24,342,000 for the three months ended June 30, 2003. Net sales increased for the three months ended June 30, 2004 due primarily to: (1) an increase in the total number of units sold, resulting in a 57.5% overall increase in the volume of footwear sold to 1,769,000 pairs for the three months ended June 30, 2004 from 1,123,000 pairs for the three months ended June 30, 2003, and (2) the expansion of the Internet and catalog retailing business obtained as part of the Teva Rights acquisition. In addition, the weighted average wholesale selling price per unit increased 0.7% to $20.73 for the three months ended June 30, 2004 from $20.59 for the three months ended June 30, 2003 primarily due to the increase in UGG sales, which generally carry a higher average selling price than sales of Teva and Simple.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Net wholesale sales of Teva increased by $4,154,000, or 19.7%, to $25,283,000 for the three months ended June 30, 2004 from $21,129,000 for the three months ended June 30, 2003. This increase was primarily due to increased sales volume of sport sandals resulting from an improvement in retail sell-through, increased sales in the international markets, selective addition of new distribution channels in our domestic market, increased sales volume of thongs and slides and increased sales volume of certain styles of the recently introduced closed-toe footwear offerings. See “— Overview — Teva Overview” above.

Net wholesale sales of UGG increased by $8,418,000, or 2,447.1%, to $8,762,000 for the three months ended June 30, 2004 from $344,000 for the three months ended June 30, 2003 as we began to fulfill the backlog of orders that has built-up. In late 2003 and early 2004, we were unable to fulfill many customer orders as the heightened demand for UGG footwear significantly outpaced supply, resulting in pent-up demand going into the second quarter. We began to fulfill this pent-up demand when we started to receive more product into inventory during the second quarter of 2004 resulting in a significant increase in net sales for the three months ended June 30, 2004 compared to June 30, 2003. The UGG sales volume increase was also due to strong retail sell-through, expansion of the product line to include more women’s and kids’ styles and continued geographical expansion across the U.S. See “— Overview — UGG Overview” above.

Net wholesale sales of Simple increased by $300,000, or 22.4%, to $1,640,000 for the three months ended June 30, 2004 from $1,340,000 for the three months ended June 30, 2003. This increase was largely due to an increase in closeout sales and considerable strength in sales of the Sugar, a popular women’s sneaker style. See “— Overview — Simple Overview” above.

Net sales of the Internet and catalog retailing business increased by $3,332,000, or 217.9%, to $4,861,000 for the three months ended June 30, 2004 from $1,529,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004, net sales of the Internet and catalog retailing business included retail sales of Teva of $1,811,000, UGG of $2,917,000 and Simple of $133,000. For 2003, the breakdown included sales of Teva of $1,310,000, UGG of $95,000 and Simple of $124,000. The increase in net sales of the Internet and catalog retailing business was due to the increased demand for the underlying brands, as well as increased consumer acceptance of online purchasing. See “— Overview — Internet and Catalog Retailing Overview” above.

International sales for all of our products increased by $1,477,000, or 48.9%, to $4,498,000 for the three months ended June 30, 2004 from $3,021,000 for the three months ended June 30, 2003, representing 11.1% of net sales for the three months ended June 30, 2004 and 12.4% of net sales for the three months ended June 30, 2003. The higher dollar amount of international sales resulted from our international expansion strategy combined with the favorable impact of the strong Euro, while the lower percentage of net sales represented by international sales reflects the growth of our domestic business.

Gross Profit. Gross profit increased by $7,074,000, or 59.8%, to $18,906,000 for the three months ended June 30, 2004, from $11,832,000 for the three months ended June 30, 2003. As a percentage of net sales, gross profit margin decreased to 46.6% for the three months ended June 30, 2004 from 48.6% for the three months ended June 30, 2003. The decrease in gross profit margin was due in part to the significant increase in UGG sales during the quarter, which generally carry a lower gross margin than Teva, an increased impact of closeout sales, and the non-recurrence of last year’s gain caused by the favorable impact of selling in Euros in the European markets in 2003, whereas all sales in 2004 are denominated in U.S. dollars.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $1,978,000, or 25.8%, to $9,632,000 for the three months ended June 30, 2004 from $7,654,000 for the three months ended June 30, 2003. As a percentage of net sales, SG&A decreased to 23.8% for the three months ended June 30, 2004 from 31.4% for the three months ended June 30, 2003, largely due to the continued leverage of operating costs on the increased sales volume, and a decrease in bad debts of $404,000 and marketing costs of $345,000 during the second quarter.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Litigation income. In June 2003, we received a favorable $500,000 resolution in a European anti-dumping duties matter.

Income from Operations. Income from operations increased by $4,596,000, or 98.2%, to $9,274,000 in the three-month period ended June 30, 2004 from $4,678,000 in the three-month period ended June 30, 2003. This was due primarily to an increased gross profit contribution of $7,074,000 on higher sales volumes, partially offset by increased costs of our growing Internet and catalog retailing business, increased payroll costs, higher legal costs associated with increased efforts to protect our intellectual property rights, and increased sales commissions on the higher sales volume.

Income from operations of Teva wholesale increased by $1,631,000, or 23.2%, to $8,656,000 for the three months ended June 30, 2004 from $7,025,000 for the three months ended June 30, 2003. This increase was largely due to the $4,154,000 increase in net sales and a decrease in bad debt expense and Teva marketing costs. These were partially offset by increases in payroll and selling commissions on the higher sales volume.

Income from operations of UGG wholesale increased by $3,119,000, or 2,515.3%, to $3,243,000 for the three months ended June 30, 2004, from $124,000 for the three months ended June 30, 2003. This was largely due to the $8,418,000 increase in net sales, partially offset by higher selling commissions on the higher sales volume and increased marketing and payroll costs.

Loss from operations of Simple wholesale decreased by $139,000 to a loss from operations of $177,000 for the three months ended June 30, 2004 from a loss from operations of $316,000 for the three months ended June 30, 2003. This was primarily due to a $300,000 increase in net sales as well as a reduction in marketing costs and bad debt expense.

Income from operations of our Internet and catalog business increased by $1,155,000, or 310.5%, to $1,527,000 for the three months ended June 30, 2004, from $372,000 for the three months ended June 30, 2003. This was largely due to the increase in net sales of $3,332,000 during the period primarily from the continued growth in popularity of online sales and the strength of our underlying brands.

Income from operations included unallocated overhead costs, which increased by $1,448,000, or 57.3%, to $3,975,000 for the three months ended June 30, 2004 from $2,527,000 for the three months ended June 30, 2003. These costs included increased payroll costs, warehousing and shipping costs, and increased legal costs associated with the protection of our intellectual property rights that support our business segments.

Other Expense (Income). Net interest expense for the second quarter was $1,171,000 for the three months ended June 30, 2004, compared with a net interest expense of $1,334,000 for the three months ended June 30, 2003. The interest expense results principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002. The decrease in interest expense was due to the impact of lower average outstanding borrowings in the second quarter of 2004 compared to the second quarter of 2003, resulting from our using a significant portion of our proceeds from the follow-on public offering of our common stock to repay our long-term indebtedness in the second quarter of 2004. This decrease was partially offset by approximately $700,000 of expenses incurred in connection with this early pay-off of the balance of our long-term debt, including prepayment penalties and the write-off of a pro rata share of the previously capitalized loan costs. Other expense exclusive of net interest expense was not material in either period.

Income Taxes. For the three months ended June 30, 2004, income tax expense was $3,015,000, representing an effective income tax rate of 37.2%. For the three months ended June 30, 2003, income tax expense was $1,337,000 representing an effective income tax rate of 40.0%. The decrease in the effective tax rate was primarily due to the restructuring of our international operations which resulted in a reduced

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

effective tax rate. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income. We had net income of $5,087,000, or $0.43 per diluted share, for the three months ended June 30, 2004, versus net income of $2,006,000, or $0.17 per diluted share, for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Overview. For the six months ended June 30, 2004, we had net sales of $84,818,000 and income from operations of $18,902,000 compared to net sales of $60,444,000 and income from operations of $12,765,000 for the six months ended June 30, 2003. These results were due in part to increased demand for our Teva and UGG product lines, partially offset by a decline in net sales of our Simple product line.

Net Sales. Net sales increased by $24,374,000, or 40.3%, to $84,818,000 for the six months ended June 30, 2004 from $60,444,000 for the six months ended June 30, 2003. Net sales increased for the six months ended June 30, 2004 due primarily to: (1) an increase in the number of units sold of Teva and UGG, offset in part by a decline in the number of units sold of Simple, resulting in a 36.3% overall increase in the volume of footwear sold to 3,984,000 pairs for the six months ended June 30, 2004 from 2,923,000 pairs for the six months ended June 30, 2003, and (2) the expansion of the Internet and catalog retailing business obtained as part of the Teva Rights acquisition. This increase in unit sales volume was partially offset by a 3.0% decline in average wholesale selling price per unit to $19.54 for the six months ended June 30, 2004, from $20.15 for the six months ended June 30, 2003 caused by an increase in sales of Teva thongs, which generally carry a lower average selling price than sales of our other products, and lower average selling prices on the closeout sales in 2004 compared to 2003, partially offset by an increase in sales of UGG products, which generally carry above average selling prices.

Net wholesale sales of Teva increased by $9,571,000, or 18.3%, to $61,789,000 for the six months ended June 30, 2004, from $52,218,000 for the six months ended June 30, 2003. This increase was primarily due to increased sales volume of sport sandals resulting from an improvement in retail sell-through, increased sales in the international markets, selective addition of new distribution channels in our domestic market, increased sales volume of thongs and slides and increased sales volume of certain styles of the recently introduced closed-toe footwear offerings. See “— Overview — Teva Overview” above.

Net wholesale sales of UGG increased by $9,868,000, or 640.4%, to $11,409,000 for the six months ended June 30, 2004, from $1,541,000 for the six months ended June 30, 2003. This was largely as a result of the fulfillment of the pent-up demand for the UGG product in the first six months of 2004 caused by the growing popularity of the brand, significantly increased brand awareness and considerable celebrity exposure. The UGG sales volume increase was also due to strong retail sell-through, expansion of the product line to include more women’s and kids’ boot styles and continued geographical expansion across the U.S. See “— Overview — UGG Overview” above.

Net wholesale sales of Simple decreased by $897,000, or 22.1%, to $3,155,000 for the six months ended June 30, 2004, from $4,052,000 for the six months ended June 30, 2003. This decline was caused by a variety of factors, including competition in the casual footwear market and a decrease in the volume of closeout sales during the first six months of 2004. See “— Overview — Simple Overview” above.

Net sales of the Internet and catalog retailing business increased by $5,832,000, or 221.5%, to $8,465,000 for the six months ended June 30, 2004, from $2,633,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004, net sales of the Internet and catalog retailing business included retail sales of Teva of $2,746,000, UGG of $5,418,000 and Simple of $301,000. For 2003, the breakdown included

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

sales of Teva of $1,921,000, UGG of $478,000 and Simple of $234,000. The increase in net sales of the Internet and catalog retailing business was due to the increased demand for the underlying brands, as well as increased consumer acceptance of online purchasing. See “— Overview — Internet and Catalog Retailing Overview” above.

International sales for all of our products increased by $3,732,000, or 27.4%, to $17,372,000 for the six months ended June 30, 2004, from $13,640,000 for the six months ended June 30, 2003, representing 20.5% of net sales for the six months ended June 30, 2004 and 22.6% of net sales for the six months ended June 30, 2003. The higher dollar amount of international sales resulted from our international expansion strategy combined with the favorable impact of the strong Euro, while the lower percentage of net sales represented by international sales reflects the growth of our domestic business.

Gross Profit. Gross profit increased by $11,240,000, or 40.0%, to $39,312,000 for the six months ended June 30, 2004 from $28,072,000 for the six months ended June 30, 2003. As a percentage of net sales, gross profit margin decreased to 46.3% for the six months ended June 30, 2004 from 46.4% for the six months ended June 30, 2003. The decrease in gross profit margin was due in part to the significant increase in UGG sales during the first six months of the year, which generally carry a lower gross margin than Teva, an increased impact of closeout sales, and the non-recurrence of last year’s gain caused by the favorable impact of selling in Euros in the European markets in 2003, whereas all sales are denominated in U.S. dollars in 2004. These factors were partially offset by a higher volume of Internet sales, which carry a higher gross margin than items sold at wholesale prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $4,603,000, or 29.1%, to $20,410,000 for the six months ended June 30, 2004 from $15,807,000 for the six months ended June 30, 2003. As a percentage of net sales, SG&A decreased to 24.1% for the six months ended June 30, 2004 from 26.2% for the six months ended June 30, 2003 largely due to continued leverage of operating costs on the increased sales volume. The increase in the dollar amount of SG&A expenses was primarily due to increased costs of our growing Internet and catalog retailing business, increased payroll costs, higher legal costs associated with increased efforts to protect our intellectual property rights, and increased sales commissions on the higher sales volume.

Litigation income. In June 2003, we received a favorable $500,000 resolution in a European anti-dumping duties matter.

Income from Operations. Income from operations increased by $6,137,000, or 48.1%, to $18,902,000 in the period ended June 30, 2004 from $12,765,000 in the period ended June 30, 2003. This was due primarily to increased gross profit contribution of $11,240,000, partially offset by increased costs of our growing Internet and catalog retailing business, increased payroll costs, higher legal costs associated with increased efforts to protect our intellectual property rights, and increased sales commissions on the higher sales volume.

Income from operations of Teva wholesale increased by $3,281,000, or 18.2%, to $21,311,000 for the six months ended June 30, 2004 from $18,030,000 for the six months ended June 30, 2003. This increase was largely due to the $9,571,000 increase in net sales, and a decrease in Teva advertising and marketing costs as well as bad debt expense. These were partially offset by increases in payroll and selling commissions on the higher sales volume.

Income from operations of UGG wholesale increased by $4,144,000 to income of $4,111,000 for the six months ended June 30, 2004, from a loss from operations of $33,000 for the six months ended June 30, 2003. This was largely due to the $9,868,000 increase in net sales and a $296,000 decrease in bad debt expense, partially offset by increases in selling commissions on the higher sales volume as well as higher marketing and payroll costs.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Loss from operations of Simple wholesale increased by $159,000 to a loss from operations of $340,000 for the six months ended June 30, 2004, from a loss from operations of $181,000 for the six months ended June 30, 2003. This was primarily due to a $897,000 decline in net sales during the period attributable to both the domestic and international markets, partially offset by decreased bad debt and marketing costs.

Income from operations of our Internet and catalog business increased by $2,043,000, or 421.2%, to $2,528,000 for the six months ended June 30, 2004, from $485,000 for the six months ended June 30, 2003. This was largely due to the increase in net sales of $5,832,000 during the period primarily from the continued growth in popularity of online sales and the strength of our underlying brands.

Income from operations included unallocated overhead costs, which increased by $3,172,000, or 57.3%, to $8,708,000 for the six months ended June 30, 2004, from $5,536,000 for the six months ended June 30, 2003. These costs included increased payroll costs, increased warehouse costs and increased legal costs associated with the protection of our intellectual property rights that support our business segments.

Other Expense (Income). Net interest expense was $2,289,000 for the six months ended June 30, 2004 compared with $2,431,000 for the six months ended June 30, 2003. The interest expense results principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002. The decrease in interest expense reflects two offsetting factors. First, in connection with the early repayments of subordinated notes in December 2003, January 2004 and the remaining balances in May 2004, we significantly lowered our average outstanding borrowings in the first six months of 2004 compared to the first six months of 2003. The resulting decrease in net interest expense was mostly offset by the prepayment penalties and the write-off of a pro rata share of the previously capitalized loan costs that we incurred as a result of paying down our debt early. Other income exclusive of net interest expense was not material in either period.

Income Taxes. For the six months ended June 30, 2004, income tax expense was $6,149,000, representing an effective income tax rate of 37.0%. For the six months ended June 30, 2003, income tax expense was $4,139,000 representing an effective income tax rate of 40.0%. The decrease in the effective tax rate was primarily due to the restructuring of our international operations which resulted in a reduced effective tax rate. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income. We had net income of $10,469,000, or $0.91 per diluted share, for the six months ended June 30, 2004 versus net income of $6,209,000, or $0.54 per diluted share, for the six months ended June 30, 2003.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. See “— Contractual Obligations” below. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Liquidity and Capital Resources

Prior to the acquisition of the Teva Rights, we financed our working capital and operating needs using a combination of the cash generated from operations and the credit availability under our $20,000,000 revolving credit facility. In addition to these sources of financing, in connection with the acquisition of the Teva Rights in 2002, we obtained approximately $34,000,000 of incremental financing from additional

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

senior and subordinated debt arrangements. This additional financing was used solely to fund the Teva acquisition, whereas the cash from operations and the available credit under the revolving credit facility continue to provide the cash required for our working capital and operating needs. As described in further detail below, we repaid the indebtedness incurred in connection with the Teva acquisition in 2003 and 2004.

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

Cash from Operating Activities. Net cash provided by operating activities increased to $12,770,000 for the six months ended June 30, 2004 from $4,819,000 for the six months ended June 30, 2003. The increase in net cash provided by operating activities in the first six months of 2004 was largely due to an improvement in net earnings of $4,260,000 and an improvement in cash collections of $18,463,000, partially offset by an increase in cash used to purchase inventories during the six months ended June 30, 2004 as compared to the same period in 2003. Net working capital improved by $20,872,000 to $43,675,000 as of June 30, 2004 from $22,803,000 as of December 31, 2003, primarily as a result of our sale of common stock in our follow-on public stock offering in May 2004.

Cash Used in Investing Activities. For the six months ended June 30, 2004, net cash used in investing activities was $909,000, which was comprised almost entirely of cash used for capital expenditures, primarily related to the replacement of certain computer equipment and trade show booths, as well as the upgrade of our phone system. For the six months ended June 30, 2003, net cash used in investing activities was $326,000.

Cash from Financing Activities. For the six months ended June 30, 2004, net cash provided by financing activities was $5,852,000 compared to net cash used in financing activities of $6,164,000 for the six months ended June 30, 2003. In 2004, we received $36,139,000 in net proceeds from our follow-on public stock offering and other issuances of common stock, which was used, in part, to pay off all remaining long-term debt. In 2003, the net cash used in financing activities was largely a result of the repayment of long-term debt, which was offset by cash received from the exercise of stock options.

Our liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At June 30, 2004, working capital was $43,675,000 including $24,394,000 of cash. Cash provided by operating activities aggregated $12,770,000 for the six months ended June 30, 2004. Trade accounts receivable increased by 4.7% to $19,627,000 at June 30, 2004 from $18,745,000 at December 31, 2003, largely due to normal seasonality. Accounts receivable turnover improved to 7.5 times in the twelve months ended June 30, 2004 from 6.1 times in the twelve months ended December 31, 2003.

During the same period, inventories increased by 8.8% to $19,596,000 at June 30, 2004 from $18,004,000 at December 31, 2003, reflecting a $5,936,000 decrease in Teva inventory, a $8,002,000 increase in UGG

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

inventory and a $474,000 decrease in Simple inventory at quarter end. Overall, inventory turnover was 4.1 times for the twelve months ended June 30, 2004 compared to 3.6 times for the twelve months ended December 31, 2003 due to normal seasonality. The $5,936,000 decrease in Teva inventory occurred because historically the first two quarters are Teva’s strongest selling periods. Teva’s inventory levels are higher at year end in preparation for the first and second quarter sales. The $8,002,000 increase in UGG inventory at June 30, 2004, compared to December 31, 2003, was largely due to anticipated higher sales in the third quarter of 2004. The $474,000 decrease in Simple inventory at June 30, 2004 reflects our continuing efforts to reduce the levels of our closeout inventories and to bring our Simple inventory into stock closer to when it is expected to be shipped to our customers.

Our revolving credit facility with Comerica Bank-California provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. Up to $10,000,000 of borrowings may be in the form of letters of credit. The facility bears interest at the lender’s prime rate (4.00% at June 30, 2004) or, at our option, at LIBOR (1.37% at June 30, 2004) plus 3.25%, and is secured by substantially all of our assets. The facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. The facility expires on June 1, 2005. At June 30, 2004, we had no outstanding borrowings under the facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. We had credit availability under the facility of $19,301,000 at June 30, 2004.

On November 25, 2002, we completed the acquisition of the Teva Rights from Mark Thatcher and his wholly owned company, Teva Sport Sandals, Inc., for approximately $62,300,000, including transaction costs of approximately $300,000. We paid cash in the amount of $43,000,000 and issued to Mr. Thatcher a junior subordinated note in the principal amount of $13,000,000, convertible preferred stock of $5,500,000, 100,000 shares of common stock valued at approximately $368,000 and options to purchase 100,000 shares of common stock valued at approximately $187,000. The $13,000,000 junior subordinated note included a coupon interest rate of 7.00% and an additional interest rate of 2.00%, which was to be accrued and paid at the maturity date in 2008. The note allowed prepayment without penalty. Concurrent with the acquisition, we entered into an employment agreement for advice on Teva matters with Mr. Thatcher through November 2007, which provides for an annual base salary of $276,875, and we received a non-compete agreement from Mr. Thatcher, which expires two years after termination of employment.

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

Since initially entering into these financing arrangements, we have taken several steps to improve our capital structure. After obtaining the requisite approvals discussed above, we made the following changes:

•	During 2003, we prepaid $4,000,000 of the $14,000,000 subordinated note. Additionally, we prepaid $3,000,000 of the subordinated note in January 2004, and in May 2004 we paid off the balance of the note using a portion of the proceeds we received from our follow-on public offering of common stock.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

•	In December 2003, we repurchased all of the outstanding convertible preferred stock for $5,500,000. The transaction eliminates approximately 1,514,000 shares from our weighted average diluted shares outstanding calculation beginning in 2004.

•	During 2003, we paid $3,500,000 of the term loan in accordance with the scheduled payment terms. In December 2003, we renegotiated with the lender and reset the term loan to $7,000,000. We used the $3,500,000 of additional proceeds in conjunction with cash generated from operations to fund the repayment of the subordinated notes and to repurchase the convertible preferred stock discussed above to take advantage of lower interest rates. In May 2004, we paid off the balance of the term loan using a portion of the proceeds we received from our follow-on public offering of common stock.

•	In May 2004, we paid off the balance of the junior subordinated note to Mark Thatcher using a portion of the proceeds we received from our follow-on public offering of common stock.

The agreements underlying the bank credit facility contain several financial covenants including a quick ratio requirement, profitability requirements and cash flow coverage requirements, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at June 30, 2004 and remain so as of the date of this report.

As mentioned above, we have completed a follow-on public offering of our common stock in which we sold 1,500,000 shares of newly issued common stock and 2,000,000 shares of our common stock were sold by selling stockholders.

Upon the completion of the public offering and repayment of our outstanding debt, the borrowing availability under our revolving credit facility became the full $20,000,000 amount of the facility, subject to the borrowing base lending requirements.

Capital expenditures totaled $929,000 for the six months ended June 30, 2004 and related primarily to the replacement of certain computer equipment and trade show booths, as well as the upgrade of our phone system. We currently have no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2004 will range from $800,000 to $1,300,000 and may include distribution center expansion, new trade show booths and replacements and upgrades of certain other computer equipment. The actual amount of capital expenditures for the remainder of 2004 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets.

Contractual Obligations. The following table summarizes our contractual obligations at June 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$3,041,000	$1,131,000	$1,778,000	$132,000	—

Additionally, we had significant interest payment requirements on the long-term debt obligations discussed above. However, since we paid off all the outstanding balances on our long-term debt, we have no future interest payments scheduled.

In February 2002, the Company agreed to guarantee up to $1,000,000 of a bank loan of an officer of the Company, which matured on June 1, 2004. The guarantee was through the maturity date of the officer’s loan, and the Company would have to pay under the guarantee if the officer defaulted on the loan. In May 2004, the officer repaid the loan in full, and the Company was released from the guarantee obligation.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

We believe that internally generated funds, the available borrowings under our existing credit facilities and cash on hand will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories and the volume of letters of credit used to purchase product, among others. See “Forward-Looking Statements” for a discussion of additional factors that may affect our working capital position.

Impact of Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing, known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable under the circumstances. Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We have historically been relatively accurate in our estimates used for the reserves and allowances below. We believe that the estimates and assumptions below are among those most important to an understanding of our consolidated financial statements contained in this report.

Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a general reserve for the balance of accounts. Reserves have been fully established for all expected or probable losses of this nature. The gross trade accounts receivable balance was $21,649,000 and the allowance for doubtful accounts was $1,768,000 at June 30, 2004. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts by $173,000.

Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. At June 30, 2004 the reserve for sales discounts was approximately $254,000. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts by $25,000.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns at June 30, 2004 was $1,203,000. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns by approximately $325,000.

Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. Inventories were stated at $19,596,000, net of inventory write-downs of $518,000 at June 30, 2004. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount by approximately $118,000.

Valuation of Goodwill, Intangible and Other Long-Lived Assets. We periodically assess the impairment of goodwill, intangible and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying value of these assets individually. We consider the assets to be impaired if we determine that the carrying value may not be recoverable. Among other considerations, we consider the following factors:

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN No. 46 did not have a material effect on our consolidated financial statements. In December 2003, the FASB revised FIN No. 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN No. 46. The adoption of this revised interpretation in the first quarter of 2004 did not have a material impact on our consolidated financial statements.

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

Derivative Instruments

From time to time, the Company uses foreign currency forward contracts to hedge international currency risks. However, our sales are currently denominated almost entirely in United States dollars. As of June 30, 2004, the Company had no outstanding foreign currency forward contracts.

Market Risk

The Company’s market risk exposure with respect to financial instruments is exposure to changes in the “prime rate” in the United States and changes in the Eurodollar, or LIBOR, rate. The Company’s revolving line of credit provides for interest on outstanding borrowings at rates tied to prime rate, or at the Company’s election tied to the Eurodollar, or LIBOR, rate. At June 30, 2004, the Company had no outstanding borrowings under this credit facility. Therefore, a 1% increase in interest rates would have no impact on income before income taxes.

Item 4. Controls and Procedures

Our Chief Executive Officer, Douglas B. Otto, and Chief Financial Officer, M. Scott Ash, with the participation of the Company’s management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in making known to them in a timely manner material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

Part II.OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. Not applicable

Item 3. Defaults upon Senior Securities. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

On June 7, 2004, the Company held its Annual Meeting of Stockholders. At this meeting, John A. Kalinich and Rex A. Licklider were each re-elected as Class II Directors until the Annual Meeting of 2007, until such director’s successor has been duly elected and qualified or until such director has otherwise ceased to serve as a director. For John A. Kalinich, 9,366,867 votes were cast in favor and 16,963 votes were withheld. For Rex A. Licklider, 9,363,452 votes were cast in favor and 20,378 were withheld. There were no broker non-votes.

However, prior to the Annual Meeting, the Company announced that John A. Kalinich, who served on the Board of Directors as the nominee of Mark Thatcher, had fulfilled his contractual obligation and would step down from the Board immediately as a result of the debt repayment to Mark Thatcher and Teva Sports Sandals, Inc.

The stockholders also ratified the selection of KPMG LLP as the Company’s independent auditors. Of the common stock votes, 9,314,278 votes were cast in favor of the ratification; 68,973 votes were against; and 579 abstained. There were no broker non-votes.

Item 5. Other Information. Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1	Equity Underwriting Agreement, dated May 12, 2004 (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2004).

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

31.1	Certification by the Chief Executive Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer, Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K On May 19, 2004, the Company filed a Current Report on Form 8-K under Item 5.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: August 5, 2004	/s/ M. Scott Ash

M. Scott Ash, Chief Financial Officer

(Duly Authorized Officer on Behalf of the
Registrant and Principal Financial and
Accounting Officer)