Form 10-Q
period 2004-09-30
DECKERS OUTDOOR CORP
filed 2004-11-10
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes     ☐             No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 29, 2004

Common stock, $.01 par value	11,848,898

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$15,738,000	6,662,000
Trade accounts receivable, less allowances for doubtful accounts and sales discounts of $2,656,000 and $2,126,000 as of September 30, 2004 and December 31, 2003, respectively	34,649,000	18,745,000
Inventories	27,030,000	18,004,000
Prepaid expenses and other current assets	1,287,000	694,000
Deferred tax assets	2,137,000	2,137,000

Total current assets	80,841,000	46,242,000
Property and equipment, at cost, net	2,972,000	2,969,000
Intangible assets	70,382,000	70,572,000
Other assets, net	525,000	1,243,000

	$154,720,000	121,026,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt	$—	3,792,000
Trade accounts payable	11,422,000	11,220,000
Accrued expenses	7,820,000	4,959,000
Income taxes payable	11,625,000	3,468,000

Total current liabilities	30,867,000	23,439,000

Long-term debt, less current installments	—	26,495,000
Deferred tax liabilities	568,000	568,000
Stockholders’ equity:
Series A preferred stock at liquidation preference, $.01 par value. Authorized, 5,000,000 shares (1,375,000 Series A); none issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; 11,681,678 shares issued and outstanding at September 30, 2004; 10,703,433 shares issued and 9,730,481 shares outstanding at December 31, 2003	117,000	97,000
Additional paid-in capital	63,583,000	27,115,000
Retained earnings	59,343,000	43,052,000
Accumulated other comprehensive income	242,000	260,000

Total stockholders’ equity	123,285,000	70,524,000

	$154,720,000	121,026,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended
	September 30,
	2004	2003
Net sales	$55,797,000	24,894,000
Cost of sales	33,562,000	15,392,000

Gross profit	22,235,000	9,502,000
Selling, general and administrative expenses	12,877,000	7,720,000

Income from operations	9,358,000	1,782,000
Other expense (income):
Interest, net	(28,000)	981,000
Other	5,000	(1,000)

Income before income taxes	9,381,000	802,000
Income taxes	3,559,000	321,000

Net income	$5,822,000	481,000

Net income per share:
Basic	$0.50	0.05
Diluted	0.46	0.04

Weighted-average common shares outstanding:
Basic	11,651,000	9,657,000
Diluted	12,748,000	12,037,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

	Nine-month period ended
	September 30,
	2004	2003
Net sales	$140,615,000	85,338,000
Cost of sales	79,068,000	47,764,000

Gross profit	61,547,000	37,574,000
Selling, general and administrative expenses	33,287,000	23,527,000
Litigation income	—	(500,000)

Income from operations	28,260,000	14,547,000
Other expense (income):
Interest expense, net	2,261,000	3,412,000
Other	—	(15,000)

Income before income taxes	25,999,000	11,150,000
Income taxes	9,708,000	4,460,000

Net income	$16,291,000	6,690,000

Net income per share:
Basic	$1.52	0.70
Diluted	1.37	0.57

Weighted-average common shares outstanding:
Basic	10,706,000	9,582,000
Diluted	11,921,000	11,716,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-month period ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$16,291,000	6,690,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,334,000	1,297,000
Provision for doubtful accounts	158,000	428,000
Write-down of inventories	1,268,000	1,060,000
(Gain) loss on disposal of assets	(6,000)	3,000
Loss on write-down of assets	12,000	—
Non-cash stock compensation	152,000	34,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	(16,062,000)	2,409,000
Inventories	(10,294,000)	(6,425,000)
Prepaid expenses and other current assets	(593,000)	217,000
Other assets	718,000	379,000
Increase (decrease) in:
Trade accounts payable	202,000	(7,098,000)
Accrued expenses	2,835,000	121,000
Income taxes payable	8,157,000	3,483,000

Net cash provided by operating activities	4,172,000	2,598,000

Cash flows from investing activities:
Teva acquisition costs	—	(75,000)
Purchase of property and equipment	(1,194,000)	(453,000)
Proceeds from sale of property and equipment	41,000	2,000

Net cash used in investing activities	(1,153,000)	(526,000)

(Continued)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, Continued
(Unaudited)

	Nine-month period ended
	September 30,
	2004	2003
Cash flows from financing activities:
Net repayments of long-term debt	(30,287,000)	(4,599,000)
Net cash received from issuances of common stock	36,336,000	593,000

Net cash provided by (used in) financing activities	6,049,000	(4,006,000)

Effect of exchange rates on cash	8,000	(66,000)

Net increase (decrease) in cash and cash equivalents	9,076,000	(2,000,000)
Cash and cash equivalents at beginning of period	6,662,000	3,941,000

Cash and cash equivalents at end of period	$15,738,000	1,941,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,512,000	2,116,000
Income taxes	1,680,000	1,607,000

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

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost for employees and nonemployee directors of the Company under the intrinsic value method of the Accounting Principles Board Opinion No. 25 and comply with the pro forma disclosure requirements under SFAS 123. Accordingly, no compensation expense has been recorded in conjunction with awards issued to employees. The Company applies the fair value techniques of SFAS 123 to measure compensation cost for options/warrants granted to nonemployees.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	General (Continued)

The following tables illustrate the effects on net income if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	Three-month period ended
	September 30,
	2004	2003
Net income as reported	$5,822,000	481,000
Add stock-based employee compensation expense included in reported net income, net of tax effect	36,000	8,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(328,000)	(80,000)

Pro forma net income	$5,530,000	409,000

Pro forma net income per share:
Basic	$0.47	0.04
Diluted	0.44	0.03

	Nine-month period ended
	September 30,
	2004	2003
Net income as reported	$16,291,000	6,690,000
Add stock-based employee compensation expense included in reported net income, net of tax effect	95,000	20,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(666,000)	(227,000)

Pro forma net income	$15,720,000	6,483,000

Pro forma net income per share:
Basic	$1.47	0.68
Diluted	1.33	0.56

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	Comprehensive Income

Comprehensive income is the total of net income and all other nonowner changes in equity. At September 30, 2004 and December 31, 2003, accumulated other comprehensive income of $242,000 and $260,000, respectively, consisted entirely of cumulative foreign currency translation adjustment. The Company does not have any other transactions or other economic events that qualify as comprehensive income.

Comprehensive income is determined as follows:

	Three-month period ended
	September 30,
	2004	2003
Net income	$5,822,000	481,000
Cumulative foreign currency translation adjustment	12,000	9,000

Total comprehensive income	$5,834,000	490,000

	Nine-month period ended
	September 30,
	2004	2003
Net income	$16,291,000	6,690,000
Reversal of unrealized hedging loss	—	606,000
Cumulative foreign currency translation adjustment	(18,000)	70,000

Total comprehensive income	$16,273,000	7,366,000

(3)	Income per Share

Basic income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. The difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation for the three and nine-month periods ended September 30, 2003 resulted from the dilutive impact of options to purchase common stock as well as the dilutive impact of convertible preferred stock. For the three and nine-month periods ended September 30, 2004, dilution resulted from the dilutive impact of options to purchase common stock.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Income per Share (Continued)

The reconciliations of basic to diluted weighted-average common shares outstanding are as follows for the three and nine-month periods ended September 30, 2004 and 2003:

	Three-month period ended
	September 30,
	2004	2003
Weighted-average shares used in basic computation	11,651,000	9,657,000
Dilutive impact of stock options	1,097,000	866,000
Dilutive impact of convertible preferred stock	—	1,514,000

Weighted-average shares used for diluted computation	12,748,000	12,037,000

	Nine-month period ended
	September 30,
	2004	2003
Weighted-average shares used in basic computation	10,706,000	9,582,000
Dilutive impact of stock options	1,215,000	620,000
Dilutive impact of convertible preferred stock	—	1,514,000

Weighted-average shares used for diluted computation	11,921,000	11,716,000

Options to purchase 10,000 shares of common stock at $33.10 were outstanding during the three months ended September 30, 2004 and options to purchase 45,000 shares of common stock at prices ranging from $8.50 to $9.88 were outstanding during the three months ended September 30, 2003, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock during the period and therefore, the options were anti-dilutive.

Options to purchase 20,000 shares of common stock at prices ranging from $27.90 to $33.10 for the nine months ended September 30, 2004 and options to purchase 119,000 shares of common stock at prices ranging from $6.21 to $9.88 were outstanding during the nine months ended September 30, 2003, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock during the period and therefore, the options were anti-dilutive.

In December 2003, we repurchased all of the outstanding convertible preferred stock for $5,500,000. The transaction eliminated approximately 1,514,000 shares from our weighted-average diluted shares outstanding calculation beginning in 2004.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4)	Credit Facility

The Company has a revolving credit facility with Comerica Bank-California (the “Facility”) that expires June 1, 2005 and provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (4.75% at September 30, 2004) or at the Company’s option, at LIBOR (1.84% at September 30, 2004) plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets of the Company. The Facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. At September 30, 2004, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. The Company had credit availability under the Facility of $20,000,000 at September 30, 2004.

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

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended September 30, 2004, the Company recorded an income tax expense of $3,559,000, representing an effective income tax rate of 37.9%. For the three months ended September 30, 2003, the Company recorded an income tax expense of $321,000, representing an effective income tax rate of 40.0%. For the nine months ended September 30, 2004, the Company recorded an income tax expense of $9,708,000, representing an effective income tax rate of 37.3%. For the nine months ended September 30, 2003, the Company recorded an income tax expense of $4,460,000, representing an effective income tax rate of 40.0%.

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

As of September 30, 2004, the Company had no outstanding forward contracts.

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

Net sales and operating income (loss) by business segment for the three and nine months ended September 30, 2004 and 2003 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales to external customers:
Teva wholesale	$10,668,000	7,905,000	72,457,000	60,123,000
UGG wholesale	35,248,000	13,778,000	46,657,000	15,319,000
Simple wholesale	4,481,000	1,626,000	7,636,000	5,678,000
Internet/catalog	5,400,000	1,585,000	13,865,000	4,218,000

	$55,797,000	24,894,000	140,615,000	85,338,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Business Segments (Continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Income (loss) from operations:
Teva wholesale	$399,000	647,000	21,710,000	18,677,000
UGG wholesale	11,932,000	4,555,000	16,043,000	4,522,000
Simple wholesale	876,000	(258,000)	536,000	(439,000)
Internet/catalog	1,136,000	212,000	3,664,000	697,000
Unallocated overhead costs	(4,985,000)	(3,374,000)	(13,693,000)	(8,910,000)

	$9,358,000	1,782,000	28,260,000	14,547,000

Business segment asset information as of September 30, 2004 and December 31, 2003 is summarized as follows:

	September 30,	December 31,
	2004	2003
Total assets for reportable segments:
Teva wholesale	$79,318,000	85,491,000
UGG wholesale	46,135,000	18,033,000
Simple wholesale	7,329,000	4,231,000
Internet/catalog	380,000	440,000

	$133,162,000	108,195,000

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

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003
Total assets for reportable segments	$133,162,000	108,195,000
Unallocated deferred tax assets	2,107,000	2,107,000
Other unallocated corporate assets	19,451,000	10,724,000

Consolidated total assets	$154,720,000	121,026,000

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

We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements include:

•	our ability to anticipate fashion trends;

•	whether the UGG brand will continue to grow at the rate it has experienced in the recent past;

•	possible shortages in top grade sheepskin, which could interrupt product manufacturing and increase product costs;

•	the risk that we are unable to accurately forecast consumer demand, which may result in excess inventory to liquidate or, conversely, may result in difficulty in filling customers’ orders;

•	the sensitivity of the footwear industry to changes in general economic conditions;

•	whether we are successful in implementing our growth strategy;

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

•	the success of our customers;

•	our ability to protect our intellectual property;

•	the risk that counterfeiting can harm our sales or our brand image;

•	our ability to develop and patent new technologies as our existing patents expire;

•	the difficulty of matching inventory to future customer demand;

•	our dependence on independent manufacturers to supply our products;

•	the risk that raw materials do not meet our specifications or that the prices of raw materials may increase, which would potentially cause a high return rate, a loss of sales or a reduction in our gross margins;

•	risks of international commerce resulting from our reliance on manufacturers outside the U.S.;

•	the potential impact of litigation;

•	the risk that our manufacturers, suppliers or licensees might fail to conform to labor laws or to our ethical standards;

•	the need to secure sufficient and affordable sources of raw materials;

•	our reliance on licensing partners to expand our business and their ability to sell their licensed products;

•	the challenge of managing our brands for growth;

•	our ability to successfully identify, develop or acquire, and build new brands;

•	potential fluctuations in quarterly results in future periods, which may prevent us from meeting expectations and have an adverse effect on the price of our common stock;

•	dependence on key employees;

•	currency risk;

•	the sensitivity of our sales, particularly of the Teva® and UGG® brands, to seasonal and weather factors;

•	our reliance on independent distributors in international markets;

•	economic and political risks that could affect our sales revenue from international markets;

•	legal compliance challenges and political and economic risk in our international markets;

•	delays and unexpected costs that can result from customs regulations;

•	our dependence on computer and communications systems;

•	the effect of consolidations and restructurings on our customers in the footwear industry;

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

•	the effect of intense competition from footwear companies with greater resources;

•	consolidations, restructurings and other ownership changes in the retail industry, which could affect the ability of our wholesale customers to purchase and market our products; and

•	the threat that terrorism could disrupt commerce in the U.S. and abroad.

In addition, our stock price may be affected by:

•	the degree of control of our company exercised by management through its stock holdings;

•	management’s discretion over the use of proceeds from our recent stock offering;

•	historical volatility in our stock price;

•	the potential for future sales of stock to adversely affect our stock price; and

•	the tendency of anti-takeover provisions of our charter documents, our stockholder rights plan and Delaware law to dissuade potential purchasers of the Company.

Also, while we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls systems in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. During this process, we have identified what may be deemed to be potential control deficiencies and have established a process to investigate and, as appropriate, remediate such matters. To date, we do not believe that any of these issues constitute a material weakness. Nonetheless, since this is the first year of implementation of Section 404 the compliance standards are not fully known and we and all other public companies are incurring additional expenses related to outside experts and a diversion of management’s time. Although we have made this project a top priority for the Company, there can be no assurances that all potential control deficiencies identified will be remediated before the end of our fiscal year. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our Financial Statements and harm our stock price or result in the delisting of our common stock from NASDAQ.

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

Overview

We are a leading producer and brand manager of innovative high-quality footwear and the category creator in the sport sandal and luxury sheepskin footwear segments. Our products are marketed under three recognized brand names that we own:

•	Teva: High performance sport sandals and rugged outdoor footwear;

•	UGG: Authentic luxury sheepskin footwear; and

•	Simple: Innovative shoes that combine the comfort elements of athletic footwear with casual styling.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

We initially produced Teva products under license from the inventor of the Teva technology, Mark Thatcher. In November, 2002, we purchased from Mr. Thatcher the Teva worldwide assets, including the Teva Internet and catalog business and all patents, trade names, trademarks and other intellectual property associated with the acquired Teva assets, or Teva Rights. As a result of our purchase of the Teva Rights, we have adopted a strategy to expand the Teva brand and more fully develop its potential.

UGG Overview

Since early 2003, our UGG brand has received increased media exposure, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus on UGG was driven by the product’s unique styling and resulting brand name

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

identification, Australian heritage and adoption by high-profile film and television celebrities as a favored footwear brand. We believe this increased media attention has enabled us to introduce the brand to consumers much faster than we would have ordinarily been able to. As a result of the subsequent rapid growth in demand, we sold out of key UGG products early in the Fall 2003 season, and given the long lead times required to replenish our inventory levels, we have been unable to fill many retailer reorders and many direct Internet and catalog orders in recent quarters. Continuing a strategy utilized with our UGG casual line, we have been shifting a portion of our traditional UGG sheepskin boot production from factories in Australia to three factories in China where the production capacity is much greater and quality standards are comparable.

We believe the fundamental comfort and functionality of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line of luxurious and distinctive sheepskin suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have expanded our product line to 69 models in 2004 from 52 models in 2002. Nevertheless, we cannot assure investors that UGG sales will continue to grow at their recent pace or that revenue from UGG products will not at some point possibly decline.

Increased media exposure has also broadened appeal for our UGG products. UGG has been a well-known brand in California for many years and over the last few years has become a recognized brand across the remainder of the country. We believe that a portion of the increased demand for UGG products is due to our continued geographical expansion across the U.S. In addition, we will expand our distribution and marketing overseas in order to satisfy virtually untapped international demand. We believe the international markets represent an attractive opportunity to build upon the UGG brand’s broad U.S. appeal.

We depend on a limited number of key resources for sheepskin, the principal raw material for our UGG products. Three suppliers currently provide all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of the infected herd and could have a material adverse effect on the availability of sheepskin for our products. Additionally, the supply of sheepskin can be adversely impacted by drought conditions. Any inability to obtain top grade sheepskin for UGG products could impair our ability to meet our production requirements for UGG in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. Additionally, there have been significant increases in the prices of footwear-quality sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Over the next year, we expect demand for top grade sheepskin to continue to outpace supply, leading to shortages and our inability to produce as much of certain styles as our customers would like to order. Looking beyond the next year, if demand continues to be strong, we would expect the supply of top grade sheepskin to increase in response to the demand. However, we have little control over the supply or the overall demand for top grade sheepskin and, accordingly, can provide no assurances about the sufficiency of future top grade sheepskin supplies.

Simple Overview

After three consecutive years of net sales declines in our Simple product line, we recently implemented a strategy to improve Simple’s results of operations and generate renewed interest in the Simple brand. We began a process of repositioning our Simple product line by focusing on our successful legacy collections, including clogs and sneakers, and narrowing the number of styles available. In addition, we have begun to implement a strategy whereby we leverage our Teva and UGG expertise to produce Simple-branded sandals and suede, fleece-lined products. The Simple products will, in some cases, be sold through distribution channels that are precluded from offering our Teva and UGG brands. We expect our Simple brand to

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

experience growth as we successfully implement our product line rationalization and channel management strategies.

Internet and Catalog Retailing Overview

We acquired our Internet and catalog retailing business in November 2002 as part of the acquisition of the Teva Rights. Our Internet and catalog retailing business, which today sells all three of our brands, enables us to meet the growing demand for these products and also provides us with an opportunity to add significant incremental contribution margin. Managing our Internet business requires us to focus on generating Internet traffic to our websites, effectively convert website visits into orders and maximize average order sizes. To drive our catalog order business, we distribute approximately 300,000 catalogs every six months. Overall, our consumer direct business benefits from the strength of our brands, and as we grow our brands over time, we expect our Internet and catalog retailing business to increase.

Licensing Overview

We have recently embarked on a strategy to license our well-known and respected footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. To date, we have entered into six licensing agreements for Teva, including domestic licenses for men’s sportswear, timepieces, eyewear, headwear and socks and a Canadian license for sportswear. We also have three licensing arrangements for UGG for handbags and other small leather goods, outerwear and cold weather accessories. We are pursuing additional licensing opportunities for our brands both in the U.S. and abroad. Because this licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize license revenues and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time if our licensees can sell the licensed products in the quantities they have promised. During the three months ended September 30, 2004, our UGG handbag and outerwear licensees began to ship their products and, accordingly we recognized net license revenues of $403,000 related to these two licenses. The minimum net annual royalties that we are scheduled to receive under the nine existing licensing agreements, assuming renewal options are exercised, are $589,000 in 2005, $933,000 in 2006, $1,341,000 in 2007 and $1,393,000 in 2008. The activity within the licensing segment is very small in relation to the consolidated operations and, therefore, separate segment information is not presented.

Seasonality

Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters, while the quarter with the highest percentage of annual net sales for Simple has varied from year to year.

	2004
	First	Second	Third
	Quarter	Quarter	Quarter
Net sales	$44,272,000	$40,546,000	$55,797,000
Income from operations	$9,628,000	$9,274,000	$9,358,000

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$36,102,000	$24,342,000	$24,894,000	$35,717,000
Income from operations	$8,087,000	$4,678,000	$1,782,000	$4,891,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$33,259,000	$22,369,000	$17,727,000	$25,752,000
Income (loss) from operations	$3,714,000	$1,104,000	$(4,309,000)	$2,839,000

In previous years we have experienced our highest sales level in the first quarter, which has been Teva’s strongest selling season, while the third quarter has historically had the lowest sales volume. In previous years, the seasonally low third quarter sales volume also historically resulted in a third quarter loss from operations. In the third quarter of 2002, this seasonality, combined with the costs of the litigation settlement, resulted in a loss from operations of $4,309,000. However, since 2002, as a result of the continued growth in UGG and the introduction of the fall closed-toe Teva offering, the third and fourth quarters of 2003 and the third quarter of 2004 have had significant increases in sales volumes, resulting in improved sales and earnings during the third and fourth quarter of 2003 and 2004. In addition, Simple sales increased 165.4% in the third quarter of 2004 compared to the third quarter of 2003, which also contributed to higher sales and earnings in the third quarter of 2004. Given our expectations for each of our brands in 2004, we currently expect that net sales in the last half of 2004 will likely exceed net sales during the first half of 2004, but actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “Forward-Looking Statements.”

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales by location:
United States	$45,112,000	21,991,000	112,558,000	68,794,000
International	10,685,000	2,903,000	28,057,000	16,544,000

Total	$55,797,000	24,894,000	140,615,000	85,338,000

Net sales by product line and consumer direct business:
Teva:
Wholesale	$10,668,000	7,905,000	72,457,000	60,123,000
Internet/catalog	1,272,000	1,106,000	4,018,000	3,027,000

Total	11,940,000	9,011,000	76,475,000	63,150,000

UGG:
Wholesale	35,248,000	13,778,000	46,657,000	15,319,000
Internet/catalog	3,980,000	361,000	9,398,000	839,000

Total	39,228,000	14,139,000	56,055,000	16,158,000

Simple:
Wholesale	4,481,000	1,626,000	7,636,000	5,678,000
Internet/catalog	148,000	118,000	449,000	352,000

Total	4,629,000	1,744,000	8,085,000	6,030,000

Total	$55,797,000	24,894,000	140,615,000	85,338,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income (loss) from operations by product line and consumer direct business:
Teva wholesale	$399,000	647,000	21,710,000	18,677,000
UGG wholesale	11,932,000	4,555,000	16,043,000	4,522,000
Simple wholesale	876,000	(258,000)	536,000	(439,000)
Internet/catalog	1,136,000	212,000	3,664,000	697,000
Unallocated overhead costs	(4,985,000)	(3,374,000)	(13,693,000)	(8,910,000)

Total	$9,358,000	1,782,000	28,260,000	14,547,000

The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the increase (decrease) in each item of operating data between the periods.

	Three Months Ended		Percent
	September 30,		Increase
	2004	2003	2004 to 2003
Net sales	100.0%	100.0%	124.1%
Cost of sales	60.2	61.8	118.0

Gross profit	39.8	38.2	134.0
Selling, general and administrative expenses	23.1	31.0	66.8

Income from operations	16.7	7.2	425.1
Interest expense and other	—	4.0	(102.3)

Income before income taxes	16.7	3.2	1,069.7
Income taxes	6.3	1.3	1,008.7

Net income	10.4%	1.9%	1,110.4%

	Nine Months Ended		Percent
	September 30,		Increase
	2004	2003	2004 to 2003
Net sales	100.0%	100.0%	64.8%
Cost of sales	56.2	56.0	65.5

Gross profit	43.8	44.0	63.8
Selling, general and administrative expenses	23.7	27.6	41.5
Litigation income	—	(0.6)	(100.0)

Income from operations	20.1	17.0	94.3
Interest expense and other	1.6	3.9	(33.4)

Income before income taxes	18.5	13.1	133.2
Income taxes	6.9	5.3	117.7

Net income	11.6%	7.8%	143.5%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Overview. For the three months ended September 30, 2004, we had net sales of $55,797,000 and income from operations of $9,358,000 compared to net sales of $24,894,000 and income from operations of $1,782,000 for the three months ended September 30, 2003. These results were primarily due to increased sales in all three of our brands during the quarter.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Net Sales. Net sales increased by $30,903,000, or 124.1%, to $55,797,000 for the three months ended September 30, 2004 from $24,894,000 for the three months ended September 30, 2003. Net sales increased for the three months ended September 30, 2004 due primarily to: (1) an increase in the total number of units sold, resulting in a 114.6% overall increase in the volume of footwear sold to 1,680,000 pairs for the three months ended September 30, 2004 from 783,000 pairs for the three months ended September 30, 2003, and (2) the expansion of the Internet and catalog retailing business. In addition, the weighted-average wholesale selling price per unit increased 1.8% to $30.97 for the three months ended September 30, 2004 from $30.42 for the three months ended September 30, 2003 primarily due to the increase in UGG sales, which generally carry a higher average selling price than sales of Teva and Simple, partially offset by an increase in sales of Teva thongs, which generally carry a lower average selling price than sales of other products, and lower average selling prices on the closeout sales in 2004 compared to 2003.

Net wholesale sales of Teva increased by $2,763,000, or 35.0%, to $10,668,000 for the three months ended September 30, 2004 from $7,905,000 for the three months ended September 30, 2003. This increase was primarily due to increased sales volume of sport sandals resulting from an improvement in retail sell-through, increased sales in the international markets, selective addition of new distribution channels in our domestic market, increased sales volume of thongs and slides, increased sales volume of certain styles of the recently introduced closed-toe footwear offerings and increased closeout sales at the end of the season. See “— Overview — Teva Overview” above.

Net wholesale sales of UGG increased by $21,470,000, or 155.8%, to $35,248,000 for the three months ended September 30, 2004 from $13,778,000 for the three months ended September 30, 2003 primarily as a result of the strength of the UGG brand, its popularity and the growing consumer awareness and demand for the UGG products. In late 2003 and early 2004, we were unable to fulfill many customer orders as the heightened demand for UGG footwear significantly outpaced supply, resulting in a backlog of demand. During the third quarter of 2004, increased production allowed us to fulfill some of this backlog of demand. This and a continued popularity of UGG resulted in a significant increase in net sales for the three months ended September 30, 2004 compared to September 30, 2003. In addition, we sold more UGG product to the international markets, resulting in a $5,631,000, or 863.7%, increase in international UGG sales. The UGG sales volume increase was also due to strong retail sell-through, expansion of the product line to include more women’s and kids’ styles and continued geographical expansion across the U.S. See “— Overview — UGG Overview” above.

Net wholesale sales of Simple increased by $2,855,000, or 175.6%, to $4,481,000 for the three months ended September 30, 2004 from $1,626,000 for the three months ended September 30, 2003. This increase was largely due to the sales of the Simple shearling boots, the continued growth in the sales of the Sugar sneaker and the introduction of the new line of Simple clogs. See “— Overview — Simple Overview” above.

Net sales of the Internet and catalog retailing business increased by $3,815,000, or 240.7%, to $5,400,000 for the three months ended September 30, 2004 from $1,585,000 for the three months ended September 30, 2003. For the three months ended September 30, 2004, net sales of the Internet and catalog retailing business included retail sales of Teva of $1,272,000, UGG of $3,980,000 and Simple of $148,000. For 2003, the breakdown consisted of sales of Teva of $1,106,000, UGG of $361,000 and Simple of $118,000. The increase in net sales of the Internet and catalog retailing business was due to the increased demand for the underlying brands, increased awareness of the Internet site and increased consumer acceptance of online purchasing. See “— Overview — Internet and Catalog Retailing Overview” above.

International sales for all of our products increased by $7,782,000, or 268.1%, to $10,685,000 for the three months ended September 30, 2004 from $2,903,000 for the three months ended September 30, 2003, representing 19.1% of net sales for the three months ended September 30, 2004 and 11.7% of net sales for the three months ended September 30, 2003. The higher dollar amount of international sales resulted from our

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

sales of more UGG product to the international markets in order to begin to expand in those territories, our overall international expansion strategy and the favorable impact of the strong Euro.

Gross Profit. Gross profit increased by $12,733,000, or 134.0%, to $22,235,000 for the three months ended September 30, 2004, from $9,502,000 for the three months ended September 30, 2003. As a percentage of net sales, gross profit margin increased to 39.8% for the three months ended September 30, 2004 from 38.2% for the three months ended September 30, 2003. The increase in gross profit margin was due to a combination of factors, including the strong increase in the higher gross margin Internet and catalog sales, the addition of approximately $400,000 of net license revenues from UGG handbags and outerwear, a reduced impact of inventory write-downs and lower overhead costs per pair.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $5,157,000, or 66.8%, to $12,877,000 for the three months ended September 30, 2004 from $7,720,000 for the three months ended September 30, 2003. As a percentage of net sales, SG&A decreased to 23.1% for the three months ended September 30, 2004 from 31.0% for the three months ended September 30, 2003, largely due to the continued leverage of operating costs on the higher sales volume. The increase in the dollar amount of SG&A expenses was primarily due to increased sales commissions on the increased sales levels, increased payroll costs, higher marketing expenses, increased costs of our growing Internet and catalog retailing business, increased warehouse costs, higher legal expenses related to the defense of our UGG trademarks and increased bad debt expense.

Income from Operations. Income from operations increased by $7,576,000, or 425.1%, to $9,358,000 in the three-month period ended September 30, 2004 from $1,782,000 in the three-month period ended September 30, 2003. This was due primarily to the factors discussed above.

Income from operations of Teva wholesale decreased by $248,000, or 38.3%, to $399,000 for the three months ended September 30, 2004 from $647,000 for the three months ended September 30, 2003. This decrease was largely due to the lower gross margin resulting from increased closeouts and inventory write-downs at the end of the season this year, as well as increased marketing expenses as a greater portion of the marketing programs were focused on the Fall offering this year than last year. This was partially offset by the increased sales volume and lower bad debt expense.

Income from operations of UGG wholesale increased by $7,377,000, or 162.0%, to $11,932,000 for the three months ended September 30, 2004, from $4,555,000 for the three months ended September 30, 2003. This was largely due to the $21,470,000 increase in net sales, partially offset by higher selling commissions, increased bad debt expense, marketing expenses and payroll costs related to the higher sales volume.

Income from operations of Simple wholesale increased by $1,134,000 to $876,000 for the three months ended September 30, 2004 from a loss from operations of $258,000 for the three months ended September 30, 2003. This was primarily due to a $2,855,000 increase in net sales, partially offset by a slight increase in bad debt expense.

Income from operations of our Internet and catalog business increased by $924,000, or 435.8%, to $1,136,000 for the three months ended September 30, 2004, from $212,000 for the three months ended September 30, 2003. This was largely due to the increase in net sales of $3,815,000 during the period primarily from the continued growth in popularity of online sales and the strength of our underlying brands.

Unallocated overhead costs increased by $1,611,000, or 47.7%, to $4,985,000 for the three months ended September 30, 2004 from $3,374,000 for the three months ended September 30, 2003. These costs included increased payroll costs, increased warehousing and shipping costs, and increased legal costs associated with the protection of our intellectual property rights that support our business segments.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Other Expense (Income). Net interest income for the third quarter was $28,000 for the three months ended September 30, 2004, compared with a net interest expense of $981,000 for the three months ended September 30, 2003. The interest expense in 2003 resulted principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002. Since the Company had no outstanding borrowings in the third quarter of 2004, resulting from our using a significant portion of our proceeds from the follow-on public offering of our common stock to repay our long-term indebtedness in the second quarter of 2004, the Company received interest income on its excess cash reserves. Other expense exclusive of net interest expense was not material in either period.

Income Taxes. For the three months ended September 30, 2004, income tax expense was $3,559,000, representing an effective income tax rate of 37.9%. For the three months ended September 30, 2003, income tax expense was $321,000 representing an effective income tax rate of 40.0%. The decrease in the effective tax rate was primarily due to the restructuring of our international operations which resulted in a reduced effective tax rate. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income. We had net income of $5,822,000, or $0.46 per diluted share, for the three months ended September 30, 2004, versus net income of $481,000, or $0.04 per diluted share, for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Overview. For the nine months ended September 30, 2004, we had net sales of $140,615,000 and income from operations of $28,260,000 compared to net sales of $85,338,000 and income from operations of $14,547,000 for the nine months ended September 30, 2003. These results were due in part to increased demand for all three of our brands, Teva, UGG and Simple.

Net Sales. Net sales increased by $55,277,000, or 64.8%, to $140,615,000 for the nine months ended September 30, 2004 from $85,338,000 for the nine months ended September 30, 2003. Net sales increased for the nine months ended September 30, 2004 due primarily to: (1) an increase in the number of units sold for each of our three brands, resulting in a 52.8% overall increase in the volume of footwear sold to 5,664,000 pairs for the nine months ended September 30, 2004 from 3,706,000 pairs for the nine months ended September 30, 2003, and (2) the expansion of the Internet and catalog retailing business. In addition, the weighted-average wholesale price per unit increased 3.1% to $22.99 for the nine months ended September 30, 2004, from $22.29 for the nine months ended September 30, 2003 caused by an increase in sales of UGG products, which generally carry above average selling prices, partially offset by an increase in sales of Teva thongs, which generally carry a lower average selling price than sales of our other products, and lower average selling prices on the closeout sales in 2004 compared to 2003.

Net wholesale sales of Teva increased by $12,334,000, or 20.5%, to $72,457,000 for the nine months ended September 30, 2004, from $60,123,000 for the nine months ended September 30, 2003. This increase was primarily due to increased sales volume of sport sandals resulting from an improvement in retail sell-through, increased sales in the international markets, selective addition of new distribution channels in our domestic market, increased sales volume of thongs and slides and increased sales volume of certain styles of the recently introduced closed-toe footwear offerings. See “— Overview — Teva Overview” above.

Net wholesale sales of UGG increased by $31,338,000, or 204.6%, to $46,657,000 for the nine months ended September 30, 2004, from $15,319,000 for the nine months ended September 30, 2003. This was largely as a result of the fulfillment of the pent-up demand for the UGG product in the first two quarters of 2004 as well as the growing popularity of the brand, significantly increased brand awareness and considerable celebrity

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

exposure. We also increased our sales of UGG products to the international markets, resulting in an increase in international UGG sales of $6,281,000, or 954.6%. The UGG sales volume increase was also due to strong retail sell-through, expansion of the product line to include more women’s and kids’ boot styles and continued geographical expansion across the U.S. See “— Overview — UGG Overview” above.

Net wholesale sales of Simple increased by $1,958,000, or 34.5%, to $7,636,000 for the nine months ended September 30, 2004, from $5,678,000 for the nine months ended September 30, 2003. This increase was largely due to an increase in sales of the Simple shearling boots, the continued growth in the sales of the Sugar sneaker and the introduction of the new line of Simple clogs. See “— Overview — Simple Overview” above.

Net sales of the Internet and catalog retailing business increased by $9,647,000, or 228.7%, to $13,865,000 for the nine months ended September 30, 2004, from $4,218,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, net sales of the Internet and catalog retailing business included retail sales of Teva of $4,018,000, UGG of $9,398,000 and Simple of $449,000. For 2003, the breakdown consists of sales of Teva of $3,027,000, UGG of $839,000 and Simple of $352,000. The increase in net sales of the Internet and catalog retailing business was due to the increased demand for the underlying brands, increased awareness of the Internet site and increased consumer acceptance of online purchasing. See “— Overview — Internet and Catalog Retailing Overview” above.

International sales for all of our products increased by $11,513,000, or 69.6%, to $28,057,000 for the nine months ended September 30, 2004, from $16,544,000 for the nine months ended September 30, 2003, representing 20.0% of net sales for the nine months ended September 30, 2004 and 19.4% of net sales for the nine months ended September 30, 2003. The higher dollar amount of international sales resulted from our sales of more UGG product to the international markets in order to begin to expand in those territories, our international expansion strategy and the favorable impact of the strong Euro.

Gross Profit. Gross profit increased by $23,973,000, or 63.8%, to $61,547,000 for the nine months ended September 30, 2004 from $37,574,000 for the nine months ended September 30, 2003. As a percentage of net sales, gross profit margin decreased slightly to 43.8% for the nine months ended September 30, 2004 from 44.0% for the nine months ended September 30, 2003. The decrease in gross profit margin was due in part to the significant increase in UGG sales during the first nine months of the year, which generally carry a lower gross margin than Teva, an increased impact of closeout sales, and the non-recurrence of last year’s gain caused by the favorable impact of selling in Euros in the European markets in 2003, whereas all sales are denominated in U.S. dollars in 2004. These factors were partially offset by a higher volume of Internet sales, which carry a higher gross margin than items sold at wholesale prices and the addition of approximately $400,000 of net license revenues related to UGG handbags and outerwear.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $9,760,000, or 41.5%, to $33,287,000 for the nine months ended September 30, 2004 from $23,527,000 for the nine months ended September 30, 2003. As a percentage of net sales, SG&A decreased to 23.7% for the nine months ended September 30, 2004 from 27.6% for the nine months ended September 30, 2003 largely due to continued leverage of operating costs on the increased sales volume. The increase in the dollar amount of SG&A expenses was primarily due to increased costs of our growing Internet and catalog retailing business, increased payroll costs, higher legal costs associated with increased efforts to protect our intellectual property rights, and increased sales commissions on the higher sales volume.

Litigation income. In June 2003, we received a favorable $500,000 resolution in a European anti-dumping duties matter.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Income from Operations. Income from operations increased by $13,713,000, or 94.3%, to $28,260,000 in the period ended September 30, 2004 from $14,547,000 in the period ended September 30, 2003. This was due primarily to the factors discussed above.

Income from operations of Teva wholesale increased by $3,033,000, or 16.2%, to $21,710,000 for the nine months ended September 30, 2004, from $18,677,000 for the nine months ended September 30, 2003. This increase was largely due to the $12,334,000 increase in net sales, and a decrease in Teva advertising and marketing costs as well as bad debt expense. These were partially offset by increases in payroll and selling commissions on the higher sales volume.

Income from operations of UGG wholesale increased by $11,521,000, or 254.8%, to income of $16,043,000 for the nine months ended September 30, 2004, from $4,522,000 for the nine months ended September 30, 2003. This was largely due to the $31,338,000 increase in net sales, partially offset by increases in selling commissions on the higher sales volume as well as higher marketing, payroll costs and bad debt expense.

Income from operations of Simple wholesale increased by $975,000 to $536,000 for the nine months ended September 30, 2004, from a loss from operations of $439,000 for the nine months ended September 30, 2003. This was primarily due to a $1,958,000 increase in net sales during the period as well as lower bad debt expense and marketing costs.

Income from operations of our Internet and catalog business increased by $2,967,000, or 425.7%, to $3,664,000 for the nine months ended September 30, 2004, from $697,000 for the nine months ended September 30, 2003. This was largely due to the increase in net sales of $9,647,000 during the period primarily from the continued growth in popularity of online sales and the strength of our underlying brands.

Unallocated overhead costs increased by $4,783,000, or 53.7%, to $13,693,000 for the nine months ended September 30, 2004, from $8,910,000 for the nine months ended September 30, 2003. These costs included increased payroll costs, increased warehouse costs and increased legal costs associated with the protection of our intellectual property rights that support our business segments.

Other Expense (Income). Net interest expense was $2,261,000 for the nine months ended September 30, 2004 compared with net interest expense of $3,412,000 for the nine months ended September 30, 2003. The interest expense resulted principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002. The decrease in interest expense reflects two offsetting factors. First, in connection with the early repayments of subordinated notes in December 2003, January 2004 and the remaining balances in May 2004, we significantly lowered our average outstanding borrowings in the first nine months of 2004 compared to the first nine months of 2003. The resulting decrease in net interest expense was partially offset by the prepayment penalties and the write-off of a pro rata share of the previously capitalized loan costs that we incurred as a result of paying down our debt early. Other income exclusive of net interest expense was not material in either period.

Income Taxes. For the nine months ended September 30, 2004, income tax expense was $9,708,000, representing an effective income tax rate of 37.3%. For the nine months ended September 30, 2003, income tax expense was $4,460,000 representing an effective income tax rate of 40.0%. The decrease in the effective tax rate was primarily due to the restructuring of our international operations which resulted in a reduced effective tax rate. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Net Income. We had net income of $16,291,000, or $1.37 per diluted share, for the nine months ended September 30, 2004 versus net income of $6,690,000, or $0.57 per diluted share, for the nine months ended September 30, 2003.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. See “— Contractual Obligations” below. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

Cash from Operating Activities. Net cash provided by operating activities increased to $4,172,000 for the nine months ended September 30, 2004 from $2,598,000 for the nine months ended September 30, 2003. The increase in net cash provided by operating activities in the first nine months of 2004 was largely due to an improvement in net earnings of $9,601,000 and an improvement in cash collections of $36,536,000, partially offset by an increase in cash used to purchase inventories and an increase in accounts receivable during the nine months ended September 30, 2004 as compared to the same period in 2003. Net working capital improved by $27,171,000 to $49,974,000 as of September 30, 2004 from $22,803,000 as of December 31, 2003, primarily as a result of our sale of common stock in our follow-on public stock offering in May 2004.

Cash Used in Investing Activities. For the nine months ended September 30, 2004, net cash used in investing activities was $1,153,000, which was comprised almost entirely of cash used for capital expenditures, primarily related to the replacement of certain computer equipment and trade show booths, as well as the upgrade of our phone system. For the nine months ended September 30, 2003, net cash used in investing activities was $526,000.

Cash from Financing Activities. For the nine months ended September 30, 2004, net cash provided by financing activities was $6,049,000 compared to net cash used in financing activities of $4,006,000 for the nine months ended September 30, 2003. In 2004, we received $36,336,000 in net proceeds from our follow-on public stock offering and other issuances of common stock, which was used, in part, to pay off all remaining long-term debt. In 2003, the net cash used in financing activities was largely a result of the repayment of long-term debt, which was offset by cash received from the exercise of stock options.

Our liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At September 30, 2004, working capital was $49,974,000 including $15,738,000 of cash. Cash provided by operating activities aggregated $4,172,000 for the nine months ended September 30, 2004. Trade accounts receivable increased by 84.8% to $34,649,000 at September 30, 2004 from $18,745,000 at December 31,

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

2003, largely due to increased revenues. Accounts receivable turnover improved to 7.6 times in the twelve months ended September 30, 2004 from 6.1 times in the twelve months ended December 31, 2003.

During the same period, inventories increased by 50.1% to $27,030,000 at September 30, 2004 from $18,004,000 at December 31, 2003, reflecting a $4,277,000 decrease in Teva inventory, a $12,909,000 increase in UGG inventory and a $394,000 increase in Simple inventory. Overall, inventory turnover improved to 4.8 times for the twelve months ended September 30, 2004 from 3.6 times for the twelve months ended December 31, 2003 largely due to the strong demand for UGG, which has reduced the length of time that UGG product remains in our distribution center before it is shipped out to our retail customers. The $4,277,000 decrease in Teva inventory occurred because historically the first two quarters are Teva’s strongest selling periods. Teva’s inventory levels are higher at year end in preparation for the first and second quarter sales. The $12,909,000 increase in UGG inventory at September 30, 2004 was due in part to normal seasonality, as well as the unusually low inventory level for UGG at December 31, 2003, which occurred because the UGG products were nearly sold out at December 31, 2003, as a result of the strong demand. In addition, nearly half of the UGG inventory at September 30, 2004 was in-transit from the independent factories to our distribution center at September 30, 2004 in anticipation of an increase in net sales. The $394,000 increase in Simple inventory at September 30, 2004, compared to December 31, 2003, was largely due to an anticipated sales increase.

Our revolving credit facility with Comerica Bank-California provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. Up to $10,000,000 of borrowings may be in the form of letters of credit. The facility bears interest at the lender’s prime rate (4.75% at September 30, 2004) or, at our option, at LIBOR (1.84% at September 30, 2004) plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all of our assets. The facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000. The facility expires on June 1, 2005. At September 30, 2004, we had no outstanding borrowings under the facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. We had credit availability under the facility of $20,000,000 at September 30, 2004.

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

As mentioned above, in May 2004 we completed a follow-on public offering of our common stock in which we sold 1,500,000 shares of newly issued common stock and 2,000,000 shares of our common stock were sold by selling stockholders. Using a portion of the proceeds from this stock offering, as well as the cash flow from operations, between January 2003 and June 2004 we repurchased all of the outstanding convertible preferred stock and repaid all of the outstanding debt incurred for the acquisition of the Teva Rights.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Upon the completion of the public offering and repayment of our outstanding debt, the borrowing availability under our revolving credit facility became the full $20,000,000 amount of the facility, subject to the borrowing base lending requirements.

The agreements underlying the bank credit facility contain several financial covenants including a quick ratio requirement, profitability requirements and cash flow coverage requirements, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at September 30, 2004, and remain so as of the date of this report.

Capital expenditures totaled $1,194,000 for the nine months ended September 30, 2004, and related primarily to the replacement of certain computer equipment and trade show booths, as well as the upgrade of our phone system. We currently have no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2004 will range from $1,300,000 to $1,800,000 and may include distribution center expansion, new trade show booths and replacements and upgrades of certain other computer equipment. The actual amount of capital expenditures for the remainder of 2004 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

Contractual Obligations. The following table summarizes our contractual obligations at September 30, 2004, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$5,630,000	$1,706,000	$2,745,000	$1,179,000	—

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a general reserve for the balance of accounts. Reserves have been fully established for all expected or probable losses of this nature. The gross trade accounts receivable balance was $37,305,000 and the allowance for doubtful accounts was $1,590,000 at September 30, 2004. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts by $329,000.

Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. At September 30, 2004 the reserve for sales discounts was approximately $1,066,000. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts by $107,000.

Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns at September 30, 2004 was $1,464,000. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns by approximately $425,000.

Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. Inventories were stated at $27,030,000, net of inventory write-downs of $1,012,000 at September 30, 2004. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount by approximately $167,000.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

Derivative Instruments

From time to time, the Company uses foreign currency forward contracts to hedge international currency risks. However, our sales are currently denominated almost entirely in United States dollars. As of September 30, 2004, the Company had no outstanding foreign currency forward contracts.

Market Risk

The Company’s market risk exposure with respect to financial instruments is exposure to changes in the “prime rate” in the United States and changes in the Eurodollar, or LIBOR, rate. The Company’s revolving line of credit provides for interest on outstanding borrowings at rates tied to prime rate, or at the Company’s election tied to the Eurodollar, or LIBOR, rate. At September 30, 2004, the Company had no outstanding borrowings under this credit facility. Therefore, a 1% increase in interest rates would have no impact on income before income taxes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. Defaults upon Senior Securities. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable

Item 5. Other Information. Not applicable

Item 6. Exhibits.

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

Deckers Outdoor Corporation
Date: November 10, 2004	/s/ M. Scott Ash
M. Scott Ash, Chief Financial Officer
(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)