Form 10-K
period 2004-12-31
DECKERS OUTDOOR CORP
filed 2005-03-16
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐
     Aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2004 based on the closing price of the Common Stock on the NASDAQ National Market System on such date was $278,083,416.
     The number of shares of the registrant’s Common Stock outstanding at March 8, 2005 was 12,303,458.
     Portions of registrant’s definitive proxy statement relating to registrant’s 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of registrant’s fiscal year ended December 31, 2004, are incorporated by reference in Part III of this Form 10-K.

DECKERS OUTDOOR CORPORATION
For the Fiscal Year Ended December 31, 2004

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
      We market our products under three proprietary brands:

Teva. Teva is our outdoor lifestyle brand and the category creator for the sport sandal segment. Teva was created in the 1980’s to serve the demanding footwear needs of the professional river guide community, and this authentic heritage and commitment to function and performance remain core elements of the Teva brand. We have expanded Teva’s sport sandal line to include casual open-toe footwear, as well as hiking boots, trail running shoes, amphibious footwear and other rugged outdoor footwear styles.

UGG. UGG is our luxury brand and the category creator for luxury sheepskin footwear. Our UGG line has enjoyed several years of strong growth and positive consumer receptivity, driven by consistent introductions of new styles, introductions of UGG products in the fall and spring seasons and geographic expansion of distribution. We carefully manage the distribution of our UGG line within high-end specialty and department store retailers in order to best reach our target consumers, preserve UGG’s retail channel positioning and maintain UGG’s position as a mid- to upper-price luxury brand.

Simple. Simple is our moderately priced “anti-brand,” serving the needs of a youthful, irreverent consumer base seeking the comfort of athletic footwear but the styling of more traditional, understated, “back-to-basics” footwear. We have recently revised the Simple line to focus on its successful legacy models, including sneakers, clogs, sandals and other casual footwear. In addition, Simple enables us to selectively leverage our core footwear design and production competencies for channels of distribution not served by Teva or UGG.
      We believe our ability to continue to grow our future sales, earnings and market share has been significantly enhanced through achievement of three key recent initiatives:

Teva Rights Acquisition. From 1985 until November 2002, we sold our Teva products under a license arrangement with Teva’s founder, Mark Thatcher. In November 2002, we acquired all of the Teva Rights from Mr. Thatcher and his wholly-owned corporation, Teva Sport Sandals, Inc. The acquisition enabled us to gain ownership of the Teva Internet and catalog business and allowed our brand managers to broaden the Teva line into attractive casual open-toe lines and rugged outdoor closed-toe footwear. This expansion of the Teva product line has increased the appeal of the brand and expanded our overall retail placement. The acquisition also enabled us to:

•	eliminate significant royalties and other license costs;

•	eliminate product line expansion constraints under our former license agreement;

•	realize license opportunities for the Teva brand into additional brand-appropriate outdoor categories; and

•	enhance our ability to recruit and retain key senior management.

Organizational Restructuring. In the last several years, we have reorganized our management infrastructure and developed a decentralized approach that gives our brand managers greater control over product development, marketing, and distribution for their respective brands. This approach strengthens our product development efforts and enables each brand manager to react quickly to important market trends and concentrate on the footwear demands of our customers and end-user consumers. Our brand teams are highly focused on developing new products and marketing programs that drive strong sales growth but remain true to each brand’s heritage. As a result, we have generated gross margins of 42.4% in 2003 and 42.1% in 2004 and achieved compound annual sales growth of approximately 47.2% since 2002. Our central management team provides important expertise in disciplines common to each of our brands, including sourcing, time-to-market, quality control, credit, information systems technology and overall management of our capital resources.

UGG Repositioning. UGG gained brand recognition in the U.S. beginning in 1979 and was adopted as a favored brand by the California surf community. We acquired UGG in 1995 and have carefully re-positioned the brand as the luxury sheepskin collection sold through high-end retailers. While our sales have grown steadily over the past seven years, over the past few years UGG has benefited from significant national media attention and celebrity endorsement through our marketing programs and product seeding activities, further raising the profile of UGG as a luxury sheepskin brand. We intend to further support UGG’s market positioning by carefully expanding the selection of styles available in order to build consumer interest in our UGG collection. We also remain committed to limiting distribution of UGG through high-end retail channels.

      Largely as a result of these three recent initiatives, our net sales have increased by 77.4%, from $121,055,000 in 2003 to $214,787,000 in 2004 and our income from operations has increased by 118.4% from $19,438,000 in 2003 to $42,462,000 in 2004. For 2004, wholesale shipments of Teva, UGG and Simple represented 38.9%, 47.4% and 4.5% of our total net sales, respectively. Sales of our brands through our Internet and catalog division are in addition to our wholesale shipments and generated 9.2% of total net sales in 2004.
History
      We were founded by Doug Otto in 1973 as a domestic manufacturer of sandals. We originally manufactured a single line of sandals under the Deckers’ brand name in a small factory in Carpinteria, California. Since then, we have grown through the development and licensing of proprietary technology, targeted marketing and selective acquisitions. In 1985, we entered into our first license agreement for Teva sport sandals with Teva’s founder, Mark Thatcher. In 1986, we developed the Universal Strapping System, establishing Teva as the sport sandal category-creator and generating significant national attention for the Teva brand.
      We experienced a period of rapid growth during the late 1980’s and completed our initial public offering in 1993. As our sales grew, we terminated our manufacturing operations in the U.S., Mexico and Costa Rica, and today independent manufacturers in the Far East, Australia and New Zealand manufacture all of our footwear products for us. We maintain our own offices in China and Macau to monitor the operations of our Far East manufacturers.
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
      From 1985 until November 2002, we sold our Teva products under a licensing arrangement with Teva’s founder, Mark Thatcher. In November 2002, we acquired all of the Teva Rights from Mr. Thatcher and his wholly owned corporation, Teva Sport Sandals, Inc. The Teva Rights include the Teva Internet and catalog business and all patents, trade names, trademarks and other intellectual property associated with the acquired Teva assets.

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

Sustain Brand Authenticity. We believe our ability to grow our brands, sustain strong gross margins and maintain strong market share results, in part, from consumer loyalty to the heritage of our brands. We believe Teva consumers are passionate and serious about the outdoors, and our marketing programs feature national advertising in outdoor-oriented media as well as grass roots marketing through sponsorship of outdoor events and professional athletes. These marketing efforts reinforce the river-guide heritage of Teva and Teva’s positioning as a highly technical, performance-oriented footwear leader. Our UGG marketing strategy highlights the brand’s positioning as functional footwear, but also as a premium, luxury collection. UGG is primarily marketed through national print advertising in major women’s magazines and through our retailers and their catalogs and advertising. We promote our Simple brand by emphasizing Simple’s heritage sneaker and clog businesses in marketing targeted to youth-oriented markets in major U.S. cities. Our key marketing objective for Simple is to reintroduce the brand to the marketplace using a grass roots approach in our marketing and media plan. We have focused our advertising on our “we clog” and “we sneaker” campaigns in alternative weekly publications and other non-mainstream media.

Drive Demand Through Innovation and Technical Leadership. We believe our reputation for innovation and technical leadership distinguishes our Teva and UGG products from those of our competitors and provides us with significant competitive advantages. Our proprietary Universal Strapping System launched Teva’s popularity in the mid-1980’s. Recent technical advances in our Teva footwear include our Liquid Frame Technology, our Wraptor technology and our Wraptor-Lite technology, all designed to provide maximum stability, support and comfort under rugged usage. We recently introduced closed-toe footwear, which represented approximately 12.5% of Teva’s net sales in 2004. In the Fall 2004 season, we introduced new Teva styles that incorporate Vibram® soles and Gore-Tex® fabrics. We continue to develop innovative styles, products and product categories for our UGG collection in order to support UGG’s positioning as a functional lifestyle brand, which can be worn in a variety of climates and weather conditions. UGG has benefited from expansion into non-boot casuals, sheepskin-trimmed footwear and styles combining sheepskin with fine-grade suede and leathers, all designed to expand our market share in new categories and increase our sales in the fall and spring.

Maintain Efficient Development and Production Process. We believe our product development processes enable us to produce leading edge products on a timely and a cost effective basis. We design our products domestically. We maintain on-site supervisory offices in Pan Yu City, China and Macau that serve as local links to our independent manufacturers in the Far East, enabling us to carefully monitor the production process, from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement.

Growth Strategies
      Our growth will depend upon our broadening of the products offered under each brand, expanding domestic and international distribution, licensing our brand names and developing or acquiring new brands. Specifically, we intend to:

Introduce New Categories and Styles under Existing Brands. We intend to increase our sales by developing and introducing additional footwear products under our existing brands that meet our high standards of performance, practicality, authenticity, comfort and quality. We have expanded Teva’s open-toe footwear category by launching new casual styles. We have also introduced several closed-toe lines under the Teva brand, including amphibious footwear, hikers, trail runners and other rugged outdoor footwear. We plan further expansion into the hiking, trail running and rugged outdoor arenas, where the aggregate market is considerably greater than the market size for Teva’s core sport sandals. We have expanded our UGG collection to incorporate additional styles and fabrications in order to further penetrate the fall, spring and winter seasons. We have expanded our men’s and kids’ business for 2005 and have introduced a cold-weather series featuring sheepskin and Gore-Tex®, which will be delivered in Fall 2005. We expect to grow our Simple brand with the re-focus on our heritage clog and sneaker categories for both men and women. Simple has introduced “comfy” sandals, leveraging another of our core competencies. By introducing new categories under our brands, in particular, the closed-toe footwear under Teva and the Spring product offerings under UGG, we believe we have expanded the selling seasons for our brands which has resulted in increased sales and has contributed to a more balanced year round business for each of these brands.

Expand Domestic Distribution. We believe that we have significant opportunities to increase our sales by expanding domestic distribution of our products. Our Teva brand has generally been distributed through the outdoor specialty and sporting goods retail channels. We have identified the potential for expansion into additional retail channels through the development of special make-up styles for retailers who have limited store overlap with our core specialty outdoor and sporting goods customers. UGG has historically realized a substantial portion of its sales in California. Over the past several years we have experienced increasing demand for UGG distribution outside California, and we expect to capitalize on significant demand in the Midwest and East Coast markets. For Simple, we are repositioning the brand by focusing on our legacy styles in order to re-connect with our consumer base and by broadening the appeal of Simple to new channels of distribution. The legacy products are primarily clogs, athletic-inspired sneakers and comfort sandals.

Expand International Distribution. In 2004, our international net sales totaled $39,368,000, representing approximately 18.3% of total net sales. We believe significant opportunities exist to market our products abroad, and we intend to selectively expand their distribution worldwide. We have entered into an agency agreement with a firm in the United Kingdom for the coordination of our sales, distribution, marketing and advertising efforts in the European markets. For UGG, in particular, we have greatly expanded our international efforts, increasing the number of international distributors from six at December 31, 2002 to 13 at December 31, 2004.

Pursue Licensing of Brands in Complementary Product Lines. We are pursuing selective licensing of our brand names in product categories beyond footwear. In 2004, we hired a Vice President of Corporate Licensing, who has extensive licensing experience at several leading companies in our industry, to coordinate the efforts for the licensing of products that complement our trademark-protected products. We successfully launched UGG handbags and outerwear in 2004 and have signed a license for UGG cold weather accessories, which are expected to begin deliveries in the Fall 2005 season. We have also initiated a domestic Teva licensing program, consisting of U.S. licenses for men’s sportswear, headwear, eyewear, timepieces and socks, and have signed a Canadian sportswear license. We expect to begin deliveries for all of these items in 2005. We are developing additional licensing programs carefully to ensure that licensed goods remain consistent with our brands’ heritage. Because this licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize license revenues and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time if our licensees can sell the licensed products in the quantities they have promised. For the year ended December 31, 2004, our licensees began to ship their products and, accordingly, we recognized net license revenues of $950,000, primarily related to our UGG handbag and outerwear licenses.

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
      Our Teva line comprises six core footwear collections:

Originals. The Originals Series is a collection of sandals and thongs utilizing Teva’s classic rugged architecture. The Originals Series leverages the Teva brand heritage as the inventor of the sport sandal and remains a distinctive choice for both performance-oriented users and casual buyers. Our Originals feature our proprietary Universal Strapping System or Wraptor technology as well as cellular rubber, molded EVA or polyurethane mid-soles and high-quality nylon webbing or leather designed to hold the foot firmly in place. Our U.S. patent on our Universal Strapping System, which we utilize in most of our Teva sandals, expires in September 2007.

Hydro. The Hydro Series builds upon our legacy as the category leader in whitewater-designed footwear. Hydro consists of sandals and closed-toe amphibious footwear built for high performance and rugged outdoor use. This series includes men and women’s sport sandals and other outdoor footwear ideal for professional and amateur outdoor enthusiasts and adventurers. Our Hydro Series incorporates many proprietary technologies including our Wraptor, Universal, or Liquid Frame technologies as well as quick draining monofilament mesh, specially formulated sticky rubber outsoles designed to adhere to slippery rocks, form fitting neoprene and water-repelling leathers.

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

Nomadic. Our Nomadic Series is a collection of leather casual sandals and closed-toe footwear true to Teva’s performance-oriented outdoor heritage but designed for more casual use. The Nomadic Series consists of men’s and women’s leather and suede sandals, closed toe shoes, slides and clogs featuring rugged, contemporary styles for the traveler and adventurer. Our 2005 line includes several closed-toe styles featuring our patent-pending flipsoletm, a removable insole that can be easily converted to a flip-flop.

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

Kids and Infants. Our children’s series is an assortment of sandals incorporating a variety of materials including leather, waterproof suede, nylon, neoprene and mesh, as well as slip-on water shoes, hikers and other styles of amphibious footwear. In addition, for the 2005 season, we have expanded our product offering with a variety of styles of sandals and closed-toe footwear, including an assortment of styles that are reflective of our adult offerings.

      We intend to continue to build upon Teva’s broad and deep line of performance and casual footwear. Our Spring 2005 line features 126 different product styles with manufacturer’s suggested domestic retail prices for adult sizes ranging from $20.00 to $120.00.
      UGG Footwear. “The premier brand in luxury and comfort sheepskin.” Beginning in 1979, UGG gained brand recognition in the U.S. for sheepskin boots and slippers and was later adopted as a favored brand by the California surf community. We acquired the brand in 1995 and expanded the collection, offering consumers a luxurious and distinctive look in sheepskin fabrications.
      Our UGG product line comprises seven core footwear collections:

Classic Collection. We offer a complete line of sheepskin boots built on the heritage and distinctive look of our first product, the Classic Sheepskin boot. Our Classic Collection products are distinctive in styling, featuring an array of neutral and fashion colors. Our Classic Collection includes styles for men, women and children.

Ultra Collection. The Ultra Collection builds upon the heritage of our original Classic. These boots are designed with our comfort system, featuring a multi-surfaced lugged bottom with a heel-cushioning insert that offers enhanced traction, support and comfort. Our Ultra Collection also features a three-part insole designed to provide all-day comfort and support and a reflective barrier that captures body heat to create a natural foot warming mechanism. Our sheepskin products are naturally thermostatic, keeping feet comfortable across a wide range of temperatures. This collection features styles for men, women and children.

Casual Collection. This women’s collection features a more tailored and refined look with sheepskin combined with smooth leather uppers and suede in distinctive patterns and styles. This collection features a variety of shoes, clogs and boots and provides UGG consumers with the versatility to utilize sheepskin styling for a wider variety of occasions and outfits.

Metropolitan Collection. This is a new collection of women’s styles for the Fall 2005 season. The Metropolitan Collection features styles that combine high quality suede uppers with sheepskin linings, including models with high fashion, bohemian and other casual stylings.

Cold Weather Collection. This collection is designed for men and women seeking more rugged styling. The Cold Weather line features a Vibram® outsole and waterproof Gore-Tex® uppers designed to withstand colder, wetter climates.

Fluff Momma Collection. This is our most playful and distinctive style for women. The Fluff Momma features untrimmed and colored sheepskin fleece exposed on the entire boot.

Slipper Collection. Our popular Slipper Collection builds upon the UGG reputation for comfort, warmth and luxury. We offer a wide selection of styles and colors for men, women and children.

      We have expanded our UGG collection from the Classic Sheepskin boot to a broad footwear line for men, women and children in a variety of styles, colors and materials designed for wear in a variety of climates and occasions. Over the last few years, our line expansion strategies have resulted in significantly increased exposure for our UGG collection and have contributed to the growth of UGG’s year round business. The manufacturer’s suggested domestic retail prices for adult sizes for the UGG collection range from $55.00 to $300.00.
      Simple Casual Footwear. “The brand of choice for a simple, uncomplicated lifestyle.” The Simple line of casual shoes combines the comfort of athletic footwear construction with the simple, understated styling of “back-to-basics” casual footwear. Simple was launched in the 1990’s as an anti-brand that catered to 21-35 year old consumers who were looking for an alternative to the flashy athletic footwear brands that were saturating the market. Since then, we’ve expanded into a full line of clogs, sneakers, and sandals; and in 2005, we are introducing our new Unclog and Green Toetm segments to the line.
      Our product line is comprised of these five key categories, which range in price from $20.00 to $80.00:

Sneakers. We’ve evolved our classic sneaker collection with successful styles like the Sugar. We continue to keep this segment fresh by updating colors and materials seasonally. We’ve introduced several new sneaker styles that incorporate a sneaker specific pedbedtm, durable rubber outsoles, and leather and suede uppers.

Clogs. Building on the heritage of our original clogs, our current clog series features the pedbedtm and updated material and color options.

Unclogs: This collection is our twist on the traditional casual segment. It features oxfords, loafers, and boots that incorporate our comfortable pedbedtm with suede and leather uppers.

Sandals: We offer a range of warm weather footwear for men and women in rich leathers and colorful nubucks. We also offer a flip-flop program that caters to the surf channel of distribution.

Green Toetm: The Green Toetm segment represents an effort on the part of Simple to reduce the ecological footprint made by shoes around the world. All Green Toe products are made with 100% natural materials (textiles and rubbers), use water-based glues, and soy-based dyes. This collection is currently comprised of two styles for men and women.
Licensing
      To capitalize on the strength of our brands, we are pursuing the licensing of our brand names for use in complementary product categories beyond footwear. As part of this approach, in 2004, we hired a Vice President of Corporate Licensing, who has extensive licensing experience at several leading companies in our industry, to coordinate the efforts for the licensing of the Teva, UGG and Simple trademarks on products ranging from sportswear and outerwear to bags, packs and other accessories. Products sold under license began selling at retail in the third quarter of 2004. For the year ended December 31, 2004, we recognized net license revenues of approximately $950,000.
      We have initiated a Teva licensing program with strategic partners, which currently consist of U.S. licenses for men’s sportswear, headwear, eyewear, timepieces, and socks, as well as a Canadian license for men’s sportswear. We are selectively developing additional licensing programs to ensure that licensed goods remain consistent with Teva’s brand heritage. In addition, we have signed license agreements for UGG handbags and related small leather goods, outerwear, and cold weather accessories, and have several other UGG related licensing opportunities under consideration, including “at home” apparel, home accessories and other categories to complement our UGG business. We are also planning to expand our licensing program to the international markets.
      BHPC Global Licensing, Inc. is a full service licensing agency that we initially used to assist us in identifying licensing candidates and coordinating our licensing business until August 2004, when we hired our Vice President of Corporate Licensing to coordinate these efforts for us. We pay BHPC a commission on royalty income that we receive related to licensing agreements that BHPC coordinated on our behalf. In 2004, we paid BHPC approximately $168,000. BHPC is owned by one of our directors, Daniel L. Terheggen.

      Products made under license are sold primarily through the same retail channels as our footwear product offering. Our licensing agreements generally give us the right to terminate the license if specified sales targets are not achieved.
Sales and Distribution
      We distribute our products in the U.S. through a dedicated network of approximately 40 independent sales representatives. Our sales representatives are organized geographically and visit retail stores to communicate the features, styling and technology of our products. In addition, we have five employee sales representatives who serve as key account executives for several of our largest customers.
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
      Internationally, we distribute our products through 35 independent distributors. Shipments to Europe are primarily facilitated through third party distribution in the Netherlands. All other international shipments are made directly from our independent manufacturers.
      Our principal customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers and shoe stores. Our five largest customers accounted for approximately 25.2% of our net sales for 2004, compared to 20.5% for 2003. No single customer accounted for more than 10.0% of our net sales in 2004 or 2003, except that a West Coast based upscale department store, which is a significant customer for each of our three brands, accounted for 14.1% of net sales in 2004.
      Teva. We sell our Teva products primarily through specialty outdoor and sporting goods retailers such as REI, Eastern Mountain Sports, L.L. Bean, Dick’s Sporting Goods and The Sports Authority. We believe this retail channel is the first choice for athletes, enthusiasts and adventurers seeking technical and performance-oriented footwear. Furthermore, we believe that our Teva products are best sold by retailers who appreciate and can fully market the technical attributes of our products to the consumer. We also sell a limited selection of styles and special make-up Teva products through selected retailers in order to reach consumers who are less outdoor-oriented but who seek out our products due to their durability, comfort and fit.
      UGG. We sell our UGG products primarily through high-end department stores such as Nordstrom, Neiman Marcus and Marshall Field’s, as well as independent specialty retailers such as Fred Segal, David Z. and Sport Chalet. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who seeks out the fashion and functional elements of our UGG products.
      Simple. Our Simple products are targeted primarily towards independent specialty retailers and select department stores that target consumers seeking comfortable, high quality footwear at a fair price. Key accounts such as J. Jill, Nordstrom, Journeys, and REI cater to consumers in our demographic — men and women between the ages of 21 and 35.
      In 2004, we distributed products sold in the U.S. through our 126,000 square foot distribution center in Ventura, California. In 2005, we are also distributing products from an additional 175,000 square foot U.S. distribution center in Camarillo, California. Our distribution centers feature an inventory management system that enables us to efficiently pick and pack products for direct shipment to retailers across the country. For certain customers requiring special handling, each shipment is pre-labeled and packed to the retailer’s specifications, enabling the retailer to easily unpack our product and immediately display it on the sales floor. All incoming and outgoing shipments must meet our rigorous quality inspection process.
      See the discussion of the cash flow cycle, inventories and other items of working capital under “Liquidity and Capital Resources”.

Consumer Direct
      We acquired the Internet and catalog business as part of the acquisition of the Teva Rights. The consumer direct business enables us to reach consumers through our Internet business under the Teva.com, UGGs.com, UGGAustralia.com and SimpleShoes.com Internet addresses and through direct mailings. Our mailing list includes approximately 300,000 consumers who have purchased at least once in the past 36 months. We currently average approximately 600 direct orders daily. In late 2003 we moved our order fulfillment operations from Flagstaff, Arizona to our distribution center in Ventura, California in order to reduce the cost of order cancellation, minimize out of stock positions and further leverage our distribution center occupancy costs. We generally sell our products through our direct channels at approximate retail prices, enabling us to capture the full retail margin on each direct transaction.
Marketing and Advertising
      Our brands are generally advertised and promoted through a variety of consumer print advertising campaigns. We benefit from highly visible editorial coverage in both consumer and trade publications. Each brand’s dedicated marketing team works closely with targeted accounts to maximize advertising and promotional effectiveness. We incurred approximately $7,456,000, $6,594,000 and $8,687,000 in advertising, marketing and promotion expenses in 2002, 2003 and 2004, respectively.
      Teva. We use several marketing methods to promote the Teva brand, including:

•	a targeted print advertising campaign;

•	promotions at a variety of festivals, events and competitions;

•	sponsorship of local athletes and national athletes such as the Teva Whitewater Team, the Teva U.S. Mountain Running Team and the Cannondale Mountain Bike Team;

•	discount programs to professional river guides, kayakers, mountain bikers and rock climbers;

•	product seeding with professional athletes; and

•	in-store promotions.
      We advertise the Teva brand through the placement of print advertisements in leading outdoor magazines such as Backpacker, Outside, National Geographic Adventurer, Hooked on the Outdoors and Paddler. As we have added new product categories to the Teva brand, we have broadened our advertising presence to reach new consumers. To support our introduction of Teva trail running shoes, we advertise in Trail Runner and Running Times, among other publications. We also advertise in more mainstream publications such as Men’s Journal, Sports Illustrated, and Organic Style in order to support our casual footwear lines.
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
      We sponsor some of the world’s best male and female professional and amateur athletes across several sports. Our Teva promotional team attends events across the U.S. in dedicated, state-of-the-art promotional vehicles prominently featuring our Teva logo. The promotions team showcases Teva products at events and provides consumers with the opportunity to see and sample our latest styles. We recently initiated a partnership with Volkswagen whereby the Teva technical representatives and Team Teva athletes are outfitted in seven Teva branded Volkswagen Eurovans and seven Volkswagen Touaregs for travels across the U.S. We believe by outfitting and sponsoring these highly visible athletes and teams, we create brand and product awareness among our targeted consumers at a relatively low cost.

      UGG. We seek to build upon the success of our UGG national print advertising campaign. We currently advertise in upscale national magazines such as Vogue, ELLE, and O Magazine. We believe such advertising is an effective means to target our intended consumers and to convey the high quality and luxurious appeal of UGG products. We also benefit from editorial coverage of the UGG collection. Articles have appeared in such magazines as Glamour, InStyle, Cosmopolitan, Marie Claire, People, US Weekly, Maxim, Shape, Self, O Magazine and Real Simple. In 2003, UGG was awarded “Brand of the Year” by Footwear News, a leading industry trade publication. In 2004, UGG was awarded “Brand of the Year” by Footwear Plus, another leading trade publication, and was recognized with the ACE Award for the “it” accessory of the year by the Accessories Council.
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
      We also have improved visibility of the UGG brand through placement of the product in selected television shows and feature films. UGG products have appeared on numerous shows, including Entourage, Six Feet Under, The Oprah Winfrey Show, Judging Amy, The King of Queens, Still Standing, Will and Grace, Everwood, The George Lopez Show, Jeopardy and Saturday Night Live. Our marketing efforts have also resulted in UGG product appearances in the following recent and upcoming feature films: Fever Pitch starring Drew Barrymore and Jimmy Fallon, White Chicks starring the Wayans Brothers, Surviving Christmas starring Ben Affleck and Christina Applegate, Raising Helen starring Kate Hudson and Wicker Park starring Josh Hartnett. In addition, UGG has been embraced by Hollywood celebrities, who are often seen and photographed wearing UGG boots. This celebrity exposure for UGG has been the subject of recent publicity including articles in US Weekly, USA Today, People and People.com. UGG boots have been a featured item on the Oprah Winfrey gift show in 2000 and 2003 and her surprise baby shower for military families in 2004. We believe our target consumer identifies with celebrities and that greater exposure further heightens awareness of the brand and stimulates sales.
      Simple. The Simple consumer identifies with a certain irreverent culture, and we seek to reach that consumer through a focused grassroots marketing approach that will introduce the brand to influential communities around the country. These marketing efforts will focus on the following cities: Los Angeles, San Francisco, New York City, Chicago, Boulder, Austin and Nashville. In support of our grassroots initiatives, we will focus on advertising in alternative weekly publications, which will provide us with the opportunity to reach a large number of people through a cost efficient, non-mainstream medium.
      Simple will continue to work with its public relations agency to get editorial placement of key styles in youth and trend magazines, television shows, independent films and with cutting-edge influential artists and musicians. Our efforts have resulted in product appearances in Teen People, Maxim, Nylon, Lucky and Surfing Girl, and product appearances on VH1 and MTV.
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
      To ensure that Teva’s high performance technical products continue to satisfy the requirements of our historical consumer base of performance-oriented “core enthusiasts,” our design staff solicits input from our Team Teva whitewater athletes, the Teva U.S. Mountain Running Team and other professional outdoorsmen, as well as several of our retailers, including REI, Eastern Mountain Sports, Dick’s Sporting Goods and L.L. Bean. We regularly add new innovations, components and styles to our product line based on their input. For example, our Fall 2005 Teva offering features several styles of casual closed toe footwear with our new

Flipsoletm technology, a removable midsole that can be easily removed and converted to a thong, making it two shoes in one. We have also incorporated our proprietary Wraptor technology into performance running sandals, an assortment of hikers and certain styles of our high performance guide sport sandals specifically targeted at professional outdoorsmen and adventurers. In addition, for added traction and durability, we have incorporated various materials in our Teva sandals, including Spider Rubber — a sticky, non-slip rubber outsole material for use across wet and dry terrain, Traction Rubber — a highly durable and abrasion resistant material designed specifically for the extra rigors of land use, and River Rubber — a non-slip material designed to offer superior grip on smooth wet surfaces such as rocks, fiberglass and raft rubber.
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
Manufacturing
      We do not manufacture our footwear. We outsource the manufacturing of our Teva, Simple, and UGG footwear to independent manufacturers in the Far East. We also outsource the manufacturing of our UGG footwear to independent manufacturers in Australia and New Zealand. We have no long-term contracts with our manufacturers. As we grow, we expect to continue to rely exclusively on independent manufacturers for our sourcing needs.
      The production of footwear by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. To ensure the production of high quality products, many of the materials and components used in production of our products by the independent manufacturers are purchased from independent suppliers designated by us. Excluding sheepskin, we believe that substantially all the various raw materials and components used in the manufacture of our footwear, including rubber, leather and nylon webbing are generally available from multiple sources at competitive prices. We outsource our manufacturing requirements on the basis of individual purchase orders rather than maintaining long-term purchase commitments with our independent manufacturers.
      At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from one tannery in New Zealand and three in China. We maintain a constant dialog with the tanneries to monitor the supply of sufficient high quality sheepskin available for our projected UGG footwear production. To ensure adequate supplies for our manufacturers, we forecast our usage of top grade sheepskin one year in advance at a forward price. We believe supplies are sufficient to meet our needs in the near future but we continue to search for alternate suppliers in order to accommodate any unexpected future growth.
      We have instituted pre-production and post-production inspections to meet or exceed the high quality demanded by consumers of our products. Our quality assurance program includes on-site inspectors at our independent manufacturers who oversee the production process and perform quality assurance inspections. We also inspect our products upon arrival at our U.S. distribution center.

Patents and Trademarks
      We now hold 16 U.S. patents, two patents in each of Australia and China and one patent in each of Canada, New Zealand, South Korea, Germany, France, Japan and the United Kingdom for Teva footwear. In addition, we have pending patent applications in Australia, Hong Kong, Mexico, Germany, France, Belgium, Luxembourg, the Netherlands, Italy, Switzerland, the United Kingdom and the U.S. Our U.S. patent for the Teva Universal Strapping System, which is used in most of our Teva sandals, expires in 2007. As a result of the expiration of the applicable period during which foreign patent applications were required to have been filed by the former licensor, we do not and cannot hold certain patent rights for Teva footwear in certain countries. We also currently hold Teva trademark registrations in the U.S. and in many other countries, including France, Germany, the United Kingdom, Japan and Australia. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties. Deckers and its predecessor, Mark Thatcher, have successfully enforced their intellectual property rights in the courts and other forums, obtaining numerous judgments, consent judgments and settlement agreements that uphold the validity of Deckers’ patent, trademark and trade dress rights.
      We currently hold UGG trademark registrations in the U.S. and in more than 40 other countries, including the countries in the European Community, Canada, Japan and Australia, among others. We also hold various Simple trademark registrations around the world, including registrations in the U.S. and in more than 40 foreign countries worldwide. We have also selectively registered style category names and marketing slogans. In addition, we hold two design patents for our Simple footwear products and have two pending design patent applications for UGG footwear products.
Seasonality
      Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters, while the quarter with the highest percentage of annual net sales for Simple has varied from year to year. With the dramatic growth in UGG in recent years, combined with the introduction of a fall Teva line, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for each of our brands in 2005, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “Risk Factors.”
Backlog
      Historically, we have encouraged our customers to place, and we have received, a significant portion of orders as pre-season orders, generally four to eight months prior to shipment date. We provide customers with incentives to participate in such pre-season programs to enable us to better plan our production schedule, inventory and shipping needs. Unfilled customer orders as of any date, which we refer to as backlog, represent orders scheduled to be shipped at a future date and do not represent firm orders. The backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of shipments of products as well as variations in the quarter-to-quarter and year-to-year preseason incentive programs. The mix of future and immediate delivery orders can vary significantly from quarter to quarter and year to year. As a result, comparisons of the backlog from period to period may be misleading.
Competition
      The casual, outdoor, athletic and fashion footwear markets are highly competitive. We compete with numerous domestic and foreign footwear designers, manufacturers and marketers. Our Teva footwear line primarily competes with Nike, adidas-Salomon, Timberland, Merrell and Columbia Sportswear. Our UGG footwear line primarily competes with Merrell, Acorn, Aussie Dogs, LB Evans and Timberland, as well as retailers’ own private label footwear. In addition, due to the popularity of our UGG products, we face increasing competition from a significant number of competitors selling “knock-off “products. Our Simple footwear line primarily competes with Steve Madden, Dr. Marten, Camper, Kenneth Cole, Skechers, Diesel,

Guess? and Puma. Some of our competitors are significantly larger and have significantly greater resources than we do.
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
Employees
      At December 31, 2004, we employed approximately 156 full-time employees in our U.S. facilities and 31 full-time employees located in China and Macau, none of whom is represented by a union. We believe our relationships with our employees are good.
Available Information
      Our internet address is www.deckers.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Item 2.	Properties
      Our corporate headquarters is located in Goleta, California. We have two distribution centers in Ventura and Camarillo, California, and our Internet and catalog operations are located in Flagstaff, Arizona. We also have a small office in China to oversee the quality and manufacturing standards of our products and a small office in Macau to coordinate logistics. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers in the Far East, Australia and New Zealand. We lease, rather than own, all of our facilities. Our facilities are leased from unrelated parties. We consider our facilities to be suitable for our needs.

The following table reflects the location, use and approximate size of our significant real properties:

		Approximate
Facility Location	Description	Square Footage

Camarillo, California	Warehouse Facility	175,000
Ventura, California	Warehouse Facility	126,000
Goleta, California	Corporate Offices	30,000
China	Office Facility	4,200
Flagstaff, Arizona	Internet/Catalog Vacant Warehouse	3,000
Flagstaff, Arizona	Internet/Catalog Office Facility	2,400
Macau	Office Facility	2,000

Item 3.	Legal Proceedings
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

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the NASDAQ National Market under the symbol “DECK.” The following table shows the range of low and high closing sale prices per share of our common stock as reported by the NASDAQ National Market for the periods indicated.

	Common Stock
	Price Per Share

	Low	High

Year ended December 31, 2003:
First Quarter	$3.45	$4.99
Second Quarter	$4.20	$6.69
Third Quarter	$6.40	$10.13
Fourth Quarter	$11.22	$20.81
Year ended December 31, 2004:
First Quarter	$17.70	$27.68
Second Quarter	$22.94	$30.28
Third Quarter	$26.93	$34.76
Fourth Quarter	$32.05	$48.02
      As of March 8, 2005, there were approximately 110 record holders of our common stock.
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
      We derived the following selected consolidated financial data from our consolidated financial statements, which have been audited by KPMG LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following consolidated financial information together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Statement of Operations Data
Net sales:
Teva wholesale	$79,732	$61,221	$64,849	$72,783	$83,477
UGG wholesale	15,310	19,185	23,491	34,561	101,806
Simple wholesale	16,328	10,853	10,159	7,210	9,633
Internet/catalog	—	—	608	6,501	19,871
Other	2,368	202	—	—	—

Net sales	113,738	91,461	99,107	121,055	214,787
Cost of sales	63,540	52,903	57,577	69,710	124,354

Gross profit	50,198	38,558	41,530	51,345	90,433
Selling, general and administrative expenses	37,168	33,940	34,954	32,407	47,971
Litigation expense (income)(1)	400	2,280	3,228	(500)	—

Income from operations	12,630	2,338	3,348	19,438	42,462
Other expense (income)	295	(473)	504	4,554	2,239

Income before income taxes and cumulative effect of accounting change	12,335	2,811	2,844	14,884	40,223
Income taxes	5,320	1,185	1,224	5,730	14,684

Income before cumulative effect of accounting change	7,015	1,626	1,620	9,154	25,539
Cumulative effect of accounting change, net of $843,000 income tax benefit(2)	—	—	(8,973)	—	—

Net income (loss)	$7,015	$1,626	$(7,353)	$9,154	$25,539

Per common share:
Basic net income before cumulative effect of accounting change	$0.77	$0.18	$0.17	$0.91	$2.32
Cumulative effect of accounting change(2)	—	—	(0.96)	—	—

Basic net income (loss)	$0.77	$0.18	$(0.79)	$0.91	$2.32

Diluted income before cumulative effect of accounting change	$0.74	$0.17	$0.17	$0.77	$2.10
Cumulative effect of accounting change(2)	—	—	(0.92)	—	—

Diluted net income (loss)	$0.74	$0.17	$(0.75)	$0.77	$2.10

Weighted average common shares outstanding:
Basic	9,093	9,247	9,328	9,610	11,005
Diluted	9,476	9,661	9,806	11,880	12,142

	As of December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$9,057	$16,689	$3,941	$6,662	$10,379
Working capital	$40,482	$41,387	$22,453	$22,803	$69,854
Total assets	$77,712	$85,884	$122,412	$121,026	$176,551
Long-term debt, including current installments	$1,495	$449	$39,028	$30,287	$—
Total stockholders’ equity	$64,095	$66,532	$65,227	$70,524	$140,996

(1)	The litigation expense (income) includes: (i) expenses of $2,180,000 in 2001 and $3,228,000 in 2002 related to a lawsuit filed against us in Montana in 1995 which we settled and paid in full in 2002, and (ii) expenses of $400,000 in 2000, expenses of $100,000 in 2001 and income of $500,000 in 2003 related to a European anti-dumping duties matter that was ultimately resolved in our favor in 2003.

(2)	Our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 resulted in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      You should completely read this report, the documents that we filed as exhibits to this report and the documents that we incorporate by reference in this report with the understanding that our future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements and we assume no obligation to update such forward-looking statements publicly for any reason.
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

      Our business has been impacted by several important trends affecting our end markets:

•	The markets for casual, outdoor and athletic footwear have grown significantly during the last decade. We believe this growth is a result of the trend toward casual dress in the workplace, increasingly active outdoor lifestyles and a growing emphasis on comfort.

•	Consumers are more often seeking footwear designed to address a broader array of activities with the same quality, comfort, and high performance attributes they have come to expect from traditional athletic footwear.

•	Our customers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market creators and leaders.
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
      We initially produced Teva products under license from the inventor of the Teva technology, Mark Thatcher. In November 2002, we purchased from Mr. Thatcher the Teva worldwide assets, including the Teva Internet and catalog business and all patents, trade names, trademarks and other intellectual property associated with the acquired Teva assets, or Teva Rights. As a result of our purchase of the Teva Rights, we have adopted a strategy to expand the Teva brand and more fully develop its potential.

UGG Overview
      Since early 2003, our UGG brand received increased media exposure, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus on UGG was driven by the product’s unique styling and resulting brand name identification, Australian heritage and adoption by high-profile film and television celebrities as a favored footwear brand. We believe this increased media attention has enabled us to introduce the brand to consumers much faster than we would have ordinarily been able to. As a result of the subsequent rapid growth in demand, we were sold out of key UGG products throughout much of 2004, and given the long lead times required to replenish our inventory, we have been unable to fill many retailer reorders and many direct Internet and catalog orders. Continuing a strategy utilized with our UGG casual line, we have been shifting a portion of our UGG sheepskin boot production from factories in Australia to three factories in China where the production capacity is much greater and quality standards are comparable.

      We believe the fundamental comfort and functionality of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have expanded our product line over time from 52 models in 2002 to 86 models in 2005.
      Increased media exposure has also broadened appeal for our UGG products. UGG has been a well-known brand in California for many years and has only recently become a recognized brand across the remainder of the country. We believe that a portion of UGG’s increased demand is due to our continued geographical expansion across the U.S. In addition, we have recently begun to expand our distribution and marketing overseas in order to satisfy virtually untapped international markets. We believe the international markets represent an attractive opportunity to grow UGG’s sales.
      We depend on a limited number of key resources for sheepskin, the principal raw material for our UGG products. Four suppliers currently provide all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of the infected herd and could have a material adverse effect on the availability of sheepskin for our products. The supply of sheepskin can also be adversely impacted by drought conditions. Our potential inability to obtain top grade sheepskin for UGG products could impair our ability to meet our production requirements for UGG in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. There have also been significant increases in the prices of footwear quality sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers. While we believe the supply of top quality sheepskin has improved for the 2005 season, we still expect the demand for this material to continue to outpace supply, leading to shortages and our inability to produce as much of certain styles as our customers would like to order. Looking beyond the next year, if demand continues to be strong, we would expect the supply of top grade sheepskin to continue to increase in response to the demand. However, we have little control over the supply or the overall demand for top grade sheepskin and, accordingly, can provide no assurances about the sufficiency of future supplies of top grade sheepskin.

Simple Overview
      Following three consecutive years of net sales declines in our Simple product line through 2003, we recently implemented a strategy to improve Simple’s results of operations and generate renewed interest in the Simple brand. As a result, net sales for Simple increased 34% in 2004 leading to slightly positive earnings from operations for the brand, a significant improvement over the 2003 loss from operations for Simple of $1,176,000. Instrumental in this turnaround has been the renewed emphasis on product, where we began a process of repositioning our Simple product line by focusing on our successful legacy collections, including clogs and sneakers, and narrowing the number of styles available. At the same time, we have refocused our sales and distribution efforts. While Simple products are sold through many of the same retailers that carry our Teva and UGG lines, the Simple products will also, in some cases, be sold through distribution channels that are precluded from offering our Teva and UGG brands. We expect our Simple brand to experience growth as we successfully implement our product line rationalization and channel management strategies.

Internet and Catalog Retailing Overview
      We acquired our Internet and catalog retailing business in November 2002 as part of the acquisition of the Teva Rights. Our Internet and catalog retailing business, which today sells all three of our brands, enables us to meet the growing demand for all of these products and, because this business sells its products at retail prices, it also provides us with an opportunity to add significant incremental operating income. Managing our Internet business requires us to focus on generating Internet traffic to our websites, effectively convert website visits into orders and maximize average order sizes. To drive our catalog order business, we distribute approximately 550,000 catalogs every six months. Overall, our consumer direct business benefits from the strength of our brands and, as we grow our brands over time, we expect our Internet and catalog retailing business to increase.

Licensing Overview
      We have recently embarked on a strategy to license our well-known and respected footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. To date, we have entered into six licensing agreements for Teva, including domestic licenses for men’s sportswear, timepieces, eyewear, headwear and socks and a Canadian license for sportswear. We also have three licensing arrangements for UGG for handbags and other small leather goods, outerwear and cold weather accessories. We are pursuing additional licensing opportunities for our brands both in the U.S. and abroad. Because this licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize license revenues and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time if our licensees can sell the licensed products in the quantities they have promised. For the year ended December 31, 2004, our licensees began to ship their products and, accordingly, we recognized net license revenues of $950,000, primarily related to our UGG handbag and outerwear licenses. The minimum net annual royalties that we are scheduled to receive under the nine existing licensing agreements, assuming renewal options are exercised, are $453,000 in 2005, $978,000 in 2006, $1,281,000 in 2007, $1,344,000 in 2008 and $1,391,000 in 2009. The activity within the licensing segment is very small in relation to the consolidated operations and, therefore, separate segment information is not presented.
Seasonality
      Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters, while the quarter with the highest percentage of annual net sales for Simple has varied from year to year.

	2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$36,102,000	$24,342,000	$24,894,000	$35,717,000
Income from operations	$8,087,000	$4,678,000	$1,782,000	$4,891,000

	2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$44,272,000	$40,546,000	$55,797,000	$74,172,000
Income from operations	$9,628,000	$9,274,000	$9,358,000	$14,202,000
      With the dramatic growth in UGG in recent years, combined with the introduction of a fall Teva line, net sales in the last half of the year exceeded that for the first half of the year. Given our expectations for each of our brands in 2005, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “Risk Factors.”

Results of Operations
      The following table sets forth certain operating data for the periods indicated.

	Years Ended December 31,

	2002	2003	2004

Net sales by location:
United States	$78,278,000	$98,710,000	$175,419,000
International	20,829,000	22,345,000	39,368,000

Total	$99,107,000	$121,055,000	$214,787,000

Net sales by product line and consumer direct business:
Teva:
Wholesale	$64,849,000	$72,783,000	$83,477,000
Internet/catalog	255,000	3,687,000	4,759,000

Total	65,104,000	76,470,000	88,236,000

UGG:
Wholesale	23,491,000	34,561,000	101,806,000
Internet/catalog	310,000	2,300,000	14,415,000

Total	23,801,000	36,861,000	116,221,000

Simple:
Wholesale	10,159,000	7,210,000	9,633,000
Internet/catalog	43,000	514,000	697,000

Total	10,202,000	7,724,000	10,330,000

Total	$99,107,000	$121,055,000	$214,787,000

Income (loss) from operations by product line and consumer direct business:
Teva wholesale	$12,011,000	$21,739,000	$24,901,000
UGG wholesale	6,589,000	10,002,000	31,674,000
Simple wholesale	279,000	(1,176,000)	45,000
Internet/catalog	194,000	1,148,000	5,533,000
Unallocated overhead costs	(15,725,000)	(12,275,000)	(19,691,000)

Total	$3,348,000	$19,438,000	$42,462,000

      The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the increase (decrease) in each item of operating data between the periods.

	Years Ended December 31,			Percent Increase (Decrease)

	2002	2003	2004	2002 to 2003	2003 to 2004

Net sales	100.0%	100.0%	100.0%	22.1%	77.4%
Cost of sales	58.1	57.6	57.9	21.1	78.4

Gross profit	41.9	42.4	42.1	23.6	76.1
Selling, general and administrative expenses	35.3	26.8	22.3	(7.3)	48.0
Litigation expense (income)	3.2	(0.4)	—	*	(100.0)

Income from operations	3.4	16.0	19.8	480.6	118.4
Interest expense and other	0.5	3.7	1.1	803.6	(50.8)

Income before income taxes and cumulative effect of a change in accounting principle	2.9	12.3	18.7	423.3	170.2
Income taxes	1.2	4.7	6.8	368.1	156.3

Income before cumulative effect of a change in accounting principle	1.7	7.6	11.9	465.1	179.0
Cumulative effect of a change in accounting principle	(9.1)	—	—	*	0.0

Net income (loss)	(7.4)%	7.6%	11.9%	*	179.0

*	Calculation of percentage change is not meaningful.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004
      Overview. In 2004, we had net sales of $214,787,000 and income from operations of $42,462,000 compared to net sales of $121,055,000 and income from operations of $19,438,000 in 2003. These results were primarily due to increased demand for all three of our product lines during the year.
      Net Sales. Net sales increased by $93,732,000, or 77.4%, from $121,055,000 in 2003 to $214,787,000 in 2004. Net sales increased in 2004 due primarily to: (1) an increase in the number of units sold for each of our three brands, resulting in a 51.6% overall increase in the volume of footwear sold from 5,063,000 pairs in 2003 to 7,678,000 pairs in 2004, and (2) the expansion of the Internet and catalog retailing business. In addition, the weighted average wholesale selling price per unit increased 13.3% from $23.03 in 2003 to $26.10 in 2004, caused by an increase in sales of UGG products, which generally carry higher average selling prices, partially offset by increased sales of Teva thongs, which generally carry a lower average selling price than sales of our other products, and lower average selling prices on the closeout sales in 2004 compared to 2003.
      Net wholesale sales of Teva increased by $10,694,000, or 14.7%, from $72,783,000 in 2003 to $83,477,000 in 2004. This increase was primarily due to increased sales volume of sport sandals resulting from an improvement in retail sell-through, increased sales in the international markets, selective addition of new distribution channels in our domestic market, increased sales volume of thongs and slides and increased sales volume of certain styles of the recently introduced closed-toe footwear offerings. See “— Overview — Teva Overview” above.
      Net wholesale sales of UGG increased by $67,245,000, or 194.6%, from $34,561,000 in 2003 to $101,806,000 in 2004. This was largely as a result of the growing popularity of the brand, significantly increased brand awareness and considerable celebrity exposure, as well as the fulfillment of the pent-up demand for the UGG product in the first half of 2004. We also increased our sales of UGG products to the international markets, resulting in an increase in international UGG sales of $12,326,000, or 1269.4%, from $971,000 in 2003 to $13,297,000 in 2004. The UGG sales volume increase was also due to strong retail sell-through, expansion of the product line to include more women’s and kids’ boot styles and continued geographical expansion across the U.S. See “— Overview — UGG Overview” above.

      Net wholesale sales of Simple increased by $2,423,000, or 33.6%, from $7,210,000 in 2003 to $9,633,000 in 2004. This increase was due to several factors, including strong initial sales to retailers (sell-in) of the Simple shearling boots in the third quarter of 2004. The increase in Simple sales in 2004 was also due to a renewed interest in the Simple brand, including continued growth in the sales of the Sugar and other sneaker styles, and the successful introduction of the new line of Simple clogs. The Simple sneaker and clog styles have continued to retail well; however, while initial sell-in of the Simple shearling boots was strong, the sell-through to consumers of this type of boot at these price points, including sell-through of similarly-priced products offered by competitors, was slow and accordingly these shearling styles will not be carried forward in the 2005 Simple product line. The sell-through of these shearling boots, as well as similar products offered by competitors, was not strong as the boots were mid-priced boots with retail selling prices in the $50 to $80 range, which was too close to the $110 selling price of the similar Classic boot offering from UGG, which was by far the preferred brand by consumers. See “— Overview — Simple Overview” above.
      Net sales of the Internet and catalog retailing business increased by $13,370,000, or 205.7%, from $6,501,000 in 2003 to $19,871,000 in 2004. In 2003, net sales of the Internet and catalog retailing business included retail sales of Teva of $3,687,000, UGG of $2,300,000 and Simple of $514,000. In 2004, net sales of the Internet and catalog retailing business included retail sales of Teva of $4,759,000, UGG of $14,415,000 and Simple of $697,000. The increase in net sales of the Internet and catalog retailing business was due to the increased demand for the underlying brands, increased awareness of the Internet site and increased consumer acceptance of online purchasing. Our Internet sales for UGG were especially strong, increasing 526.7% in 2004 compared to 2003, as consumers who were unable to find the UGG products at their local retailers frequently searched the Internet for availability of the UGG products, which further contributed to increased sales for our Internet and catalog retailing business. See “— Overview — Internet and Catalog Retailing Overview” above.
      International sales for all of our products increased by $17,023,000, or 76.2%, from $22,345,000 in 2003 to $39,368,000 in 2004, representing 18.5% of net sales in 2003 and 18.3% of net sales in 2004. The higher dollar amount of international sales resulted from our sales of more UGG product to the international markets in order to begin to expand in those territories, our international expansion strategy and the lower relative pricing to European customers due to the strength of the Euro.
      Gross Profit. Gross profit increased by $39,088,000, or 76.1%, from $51,345,000 in 2003 to $90,433,000 in 2004. As a percentage of net sales, gross profit margin decreased slightly from 42.4% in 2003 to 42.1% in 2004. The decrease in gross profit margin was due in part to the significant increase in UGG sales during 2004, which generally carry a lower gross margin than Teva, an increase in airfreight costs in our efforts to improve deliveries of UGG products, and the non-recurrence of last year’s gain caused by the favorable impact of selling in Euros in the European markets in 2003, whereas all sales were denominated in U.S. dollars in 2004. These factors were partially offset by a higher volume of Internet sales, which carry a higher gross margin than items sold at wholesale prices, a reduced impact of closeout sales, lower overhead costs per pair, and the addition of approximately $950,000 of net license revenues, primarily related to UGG handbags and outerwear.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $15,564,000, or 48.0%, from $32,407,000 in 2003 to $47,971,000 in 2004. As a percentage of net sales, SG&A decreased from 26.8% in 2003 to 22.3% in 2004 largely due to the continued leverage of operating costs on the increased sales volume. The increase in the dollar amount of SG&A expenses was due to a combination of factors, including increased sales commissions of $3,817,000 on the higher sales volume; increased payroll costs of $3,764,000 attributed to increased performance compensation on the significantly improved operating results combined with an increase in headcount to support the substantial growth; increased warehouse and distribution costs of $1,563,000; higher legal costs associated with increased efforts to protect our intellectual property rights of $1,523,000; increased costs of our growing Internet and catalog retailing business of $1,442,000; increased marketing and advertising costs of $1,067,000; and, other general increases in costs to support the increased sales.

      Litigation Income. In 2003, we received a favorable resolution in a European anti-dumping duties matter in the amount of $500,000.
      Income from Operations. Income from operations increased by $23,024,000, or 118.4%, from $19,438,000 in 2003 to $42,462,000 in 2004. This was due primarily to the factors discussed above.
      Income from operations of Teva wholesale increased by $3,162,000, or 14.5%, from $21,739,000 in 2003 to $24,901,000 in 2004. This increase was largely due to the $10,694,000, or 14.7%, increase in net sales and a reduction in bad debt expense of $547,000. These were partially offset by increases in Teva selling commissions of $593,000 on the higher sales volume, increased payroll costs of $256,000 and the non-recurrence of last year’s gain caused by the favorable impact of selling in Euros in the European markets in 2003, whereas all sales were denominated in U.S. dollars in 2004.
      Income from operations of UGG wholesale increased by $21,672,000, or 216.7%, from $10,002,000 in 2003 to $31,674,000 in 2004. This was largely due to the $67,245,000, or 194.6% increase in net sales, partially offset by a $3,190,000 increase in sales commissions on the higher sales volume, increased airfreight costs of $3,374,000, increased payroll costs of $985,000 and increased advertising and marketing costs of $1,161,000.
      Income from operations of Simple wholesale increased by $1,221,000 from a loss from operations of $1,176,000 in 2003 to income from operations of $45,000 in 2004. This was primarily due to a $2,423,000, or 33.6%, increase in net sales during the period combined with an increase in gross margin resulting from a reduced impact of inventory write-downs and closeout sales in 2004 compared to 2003.
      Income from operations of our Internet and catalog business increased by $4,385,000, or 382.0%, from $1,148,000 in 2003 to $5,533,000 in 2004. This was largely due to the $13,370,000, or 205.7%, increase in sales during the period, partially offset by a corresponding increase in related costs.
      Unallocated overhead costs increased by $7,416,000, or 60.4%, from $12,275,000 in 2003 to $19,691,000 in 2004. These costs included increased payroll costs, increased warehouse and distribution costs and increased legal costs associated with protection of our intellectual property rights that support our business segments.
      Other Expense (Income). Net interest expense was $4,557,000 in 2003 compared with $2,236,000 in 2004. The interest expense resulted principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002. The decrease in interest expense for 2004 reflects the repayment of outstanding borrowings, partially through the equity offering in May 2004, offset by the prepayment penalties and the write-off of a pro rata share of the previously capitalized loan costs incurred as a result of paying down our debt early. Other expense (income) exclusive of net interest expense was not material in either period.
      Income Taxes. In 2003, income tax expense was $5,730,000, representing an effective income tax rate of 38.5%. In 2004, income tax expense was $14,684,000 representing an effective income tax rate of 36.5%. The decrease in the effective tax rate was primarily due to the restructuring our international operations, which resulted in a reduced effective tax rate.
      Net Income. In 2003, net income was $9,154,000, or $0.77 per diluted share. In 2004, net income was $25,539,000, or $2.10 per diluted share. The dramatic increases in net income and earnings per diluted share resulted from the factors discussed above.

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
      Gross Profit. Gross profit increased by $9,815,000, or 23.6%, from $41,530,000 in 2002 to $51,345,000 in 2003. As a percentage of net sales, gross profit margin increased from 41.9% in 2002 to 42.4% in 2003. The increase in gross margin was due to several factors, including an above average gross margin at the newly acquired Internet and catalog retailing business, the favorable impact of the strong Euro and lower production overhead costs per pair, partially offset by an increase in closeout sales.
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
      Income from Operations. Income from operations increased by $16,090,000, or 480.6%, from $3,348,000 in 2002 to $19,438,000 in 2003. This was due primarily to: (1) increased gross profit contribution of $9,815,000, (2) elimination of the Teva royalty expenses and related Teva license cost amortization of $4,495,000, (3) the non-recurrence of the 2002 litigation costs of $3,228,000 and (4) improved profitability resulting from the acquisition of the Internet and catalog retailing business in November 2003 of approximately $954,000.
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
      Unallocated overhead costs decreased by $3,450,000, or 21.9%, from $15,725,000 in 2002 to $12,275,000 in 2003. This was largely due to the net change in litigation expense (income) of $3,728,000 between 2002 and 2003.
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
      Income Taxes. In 2002, income tax expense was $1,224,000, representing an effective income tax rate of 43.0%. In 2003, income tax expense was $5,730,000 representing an effective income tax rate of 38.5%. The decrease in the effective tax rate was primarily due to two factors. First, the rate reduction occurred as certain non-deductible Teva license amortization costs were eliminated in connection with the Teva Rights acquisition. Second, we restructured our international operations, which resulted in a reduced effective tax rate.
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
Liquidity and Capital Resources
      In May 2004, we completed a follow-on public stock offering and used a portion of the proceeds to repay all outstanding borrowings, including all debt associated with the acquisition of the Teva Rights. We finance our working capital and operating needs using a combination of the proceeds from the 2004 stock offering, cash generated from operations and the credit availability under our $20,000,000 revolving credit facility.
      The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. Teva generally begins to build inventory levels beginning in the fourth quarter and first quarter in anticipation of the spring selling season that occurs in the first and second quarters, whereas UGG generally begins to build its inventories in the second quarter and third quarter to support sales for the fall and winter selling seasons, which historically occur during the third and fourth quarters. However, given the currently increased demand for UGG products, we have also built our December 31, 2004 inventory levels to support the increased sales expectations for UGG’s Spring 2005 season. Our Simple product line is less seasonal and less significant to total inventory than our Teva and UGG lines.
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
      Cash from Operating Activities. Net cash provided by operating activities decreased from $17,627,000 in 2003 to $12,416,000 in 2004. The decrease in net cash provided by operating activities in 2004 was largely due to a larger increase in trade accounts receivable of $25,394,000 resulting from significant year end sales and a larger increase in inventory of $16,420,000 in 2004, partially offset by an improvement in net earnings of $16,385,000, a larger increase in trade accounts payable and accrued expenses of $10,328,000 and the $6,030,000 income tax benefit attributable to the exercise of stock options in 2004. Net working capital at December 31, 2004 improved by $47,051,000, or 206.3%, from $22,803,000 in 2003 to $69,854,000 in 2004, primarily as a result of the sale of common stock in our follow-on public stock offering in May 2004.
      Cash from Investing Activities. Net cash used in investing activities was $705,000 in 2003 and $16,873,000 in 2004. Net cash used in investing activities in 2004 was primarily a result of $15,475,000 of net purchases of short-term investments in order to improve the yield on available cash, and $1,441,000 of purchases of property and equipment. In 2003, net cash used in investing activities was comprised almost entirely of purchases of property and equipment. The increase in purchases of property and equipment in 2004 compared to 2003 occurred as we replaced tradeshow booths and our phone system in 2004 and we began the expansion and build out of our distribution center.
      Cash from Financing Activities. In 2003, net cash used in financing activities aggregated $14,091,000, including the repayment of long-term debt of $8,934,000 and the repurchase of all outstanding convertible preferred stock for $5,938,000, offset by proceeds from stock issuances of $781,000. In 2004, net cash provided by financing activities aggregated $8,213,000, including cash received from the issuances of common stock of $38,500,000, primarily in connection with the follow-on public stock offering in May 2004, which was used, in part, to pay off all remaining long-term debt.
      Our liquidity consists primarily of cash, short-term investments, trade accounts receivable, inventories and a revolving credit facility. At December 31, 2004, working capital was $69,854,000 including $10,379,000 of cash and $15,475,000 of short-term investments. Cash provided by operating activities aggregated $12,416,000 in 2004. Trade accounts receivable increased by 123.8% from $18,745,000 at December 31, 2003 to $41,957,000 at December 31, 2004 largely due to the 107.7% increase in net sales during the fourth quarter ended December 31, 2004 compared to the fourth quarter of last year. In addition, the fourth quarter sales were weighted more heavily toward the end of the fourth quarter, with a 130.5% increase in sales in the month of December of 2004 compared to December 2003, which further contributed to the increase in trade accounts receivable at year end. Accounts receivable turnover improved from 6.1 times in 2003 to 7.7 times in 2004. This improvement resulted from the hiring of more qualified credit and collections staff, the improvement in collections policies and procedures and the strength of our brands, which provides strong incentive for customers to pay us timely so that we can avoid placing then on credit hold, which would delay shipments of their future orders.
      During the same period, inventories increased by 68.1% from $18,004,000 at December 31, 2003 to $30,260,000 at December 31, 2004, reflecting a $1,703,000 increase in Teva inventory, an $11,083,000 increase in UGG inventory and a $530,000 decrease in Simple inventory at year end. Overall, inventory turnover improved from 3.6 times in 2003 to 5.5 times in 2004. The $1,703,000 increase in Teva inventory occurred because the factories delivered more Teva products in 2004 for the 2005 season than they did in 2003 for the 2004 season, due to our efforts to improve our on-time deliveries of complete orders to our customers earlier for the 2005 spring season. The increase in Teva inventory was also needed to support an expected increase in Teva sales for the first quarter of 2005 compared to actual sales for the first quarter of 2004. The $11,083,000 increase in UGG inventory at December 31, 2004 is in support of our expectations for significantly higher UGG sales in the first quarter of 2005, resulting from the carryover of holiday sales as well as the deliveries of the first Spring product offering for UGG. The $530,000 decrease in Simple inventory at December 31, 2004 reflects our continuing efforts to reduce the levels of our closeout inventories, to bring our Simple inventory into stock closer to when we expect it to be shipped to our customers, and to refocus the line and the related inventory levels on a fewer number of core styles.
      Our revolving credit facility with Comerica Bank-California provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. Up to $10,000,000 of borrowings may be in the form of letters of credit. The facility bears interest at the lender’s prime rate (5.25% at December 31, 2004) or, at our option, at LIBOR (2.40% at December 31, 2004) plus 1.00% to 2.50%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, or EBITDA, and is secured by substantially all of our assets. The facility includes annual commitment fees, which were $100,000 for 2004 and $60,000 for 2005. The facility expires on June 1, 2006. At December 31, 2004, we had no outstanding borrowings under the facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. We had credit availability under the facility of $20,000,000 at December 31, 2004.
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
      As mentioned above, in May 2004 we completed a follow-on public offering of our common stock in which we sold 1,500,000 shares of newly issued common stock and 2,000,000 shares of our common stock were sold by selling stockholders. Using a portion of the proceeds from this stock offering, as well as the cash flow from operations, between January 2003 and June 2004 we repurchased all of the outstanding convertible preferred stock and repaid all of the outstanding debt incurred for the acquistion of the Teva Rights.
      Upon the completion of the public offering and repayment of our outstanding debt, the borrowing availability under our revolving credit facility became the full $20,000,000 amount of the facility, subject to the borrowing base lending requirements.
      The agreements underlying the bank credit facility contain several financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at December 31, 2004, and remain so as of the date of this report.
      Capital expenditures totaled $1,441,000 in 2004 and related primarily to the replacement of certain computer equipment and trade show booths, the upgrade of our phone system and the build out of our newly leased distribution center. We currently have no material commitments for future capital expenditures but estimate that the capital expenditures for 2005 will range from $2,500,000 to $3,500,000 and will include further distribution center expansion, a new UGG trade show booth and upgrades of certain other computer equipment. The actual amount of capital expenditures for 2005 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets.
      Contractual Obligations. The following table summarizes our contractual obligations at December 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$8,144,000	$2,274,000	$3,690,000	$2,180,000	—
      We previously had significant interest payment requirements on the long-term debt obligations discussed above. However, since we paid off all the outstanding balances on our long-term debt, we have no future interest payments scheduled.
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
Critical Accounting Policies
      Revenue Recognition. We recognize revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales.
      In addition, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing, known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable under the circumstances. Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a potential material change in the financial statement presentation of our financial condition or results of operations. We have historically been accurate in our estimates used for the reserves and allowances below. We believe that the estimates and assumptions below are among those most important to an understanding of our consolidated financial statements contained in this report.
      Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which are identified as potentially uncollectible, plus a general reserve for the balance of accounts. Reserves have been fully established for all expected or probable losses of this nature. The gross trade accounts receivable balance was $45,238,000 and the allowance for doubtful accounts was $1,796,000 at December 31, 2004, compared to gross trade accounts receivable of $20,871,000 and allowance for doubtful accounts of $1,581,000 at December 31, 2003. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at December 31, 2004 by $390,000.
      Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $1,485,000 at December 31, 2004 and $545,000 at December 31, 2003. Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at December 31, 2004 by $148,000.
      Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns was $1,731,000 at December 31, 2004 and $1,245,000 at

December 31, 2003. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at December 31, 2004 by approximately $595,000.
      Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At December 31, 2004, inventories were stated at $30,260,000, net of inventory write-downs of $1,176,000. At December 31, 2003, inventories were stated at $18,004,000, net of inventory write-downs of $882,000. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount at December 31, 2004 by approximately $310,000.
      Valuation of Goodwill, Intangible and Other Long-Lived Assets. We periodically assess the impairment of goodwill, intangible and other long-lived assets based on assumptions and judgments regarding the carrying value of these assets. We test goodwill and nonamortizable intangible assets for impairment on an annual basis based on the fair value of the reporting unit (goodwill) or assets (nonamortizable intangibles) compared to its carrying value. We consider other long-lived assets to be impaired if we determine that the carrying value may not be recoverable. Among other considerations, we consider the following factors:

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
Recent Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin, or ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN No. 46 did not have a material effect on our consolidated financial statements. In December 2003, the FASB revised FIN No. 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN No. 46. The adoption of this revised interpretation in the first quarter of 2004 did not have any impact on our consolidated financial statements.
      On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP FAS 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. We have begun our evaluation of the effects of this provision. Although FSP FAS 109-2 is effective immediately, we will not be able to complete our evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.
      In November 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of fiscal 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. We are required to adopt the provisions of SFAS No. 123R effective July 1, 2005. The adoption of this Statement is expected to result in an additional expense for the year ending December 31, 2005 of approximately $400,000, which will be recorded in the third and fourth quarters of 2005.

RISK FACTORS
      Our short- and long-term success is subject to many factors beyond our control. Stockholders and potential stockholders should carefully consider the following risk factors in addition to the other information contained in this report and the information incorporated by reference in this report. If any of the following risks occur, our business, financial condition or results of operations could be adversely affected. In that case, the value of our common stock could decline and stockholders and potential stockholders may lose all or part of their investment.
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
      Our UGG brand has experienced strong growth over the past few years, with net wholesale sales of UGG products having increased from $23,491,000 in 2002 to $101,806,000 in 2004, representing a compound annual growth rate of 108.2%. We do not expect to sustain this growth rate in the future. UGG may be a fashion item that could go out of style at any time. UGG represents a significant portion of our business, and if UGG sales were to decline or to fail to increase in the future, our overall financial performance would be adversely affected.

We may experience shortages of top grade sheepskin, which could interrupt product manufacturing and increase product costs.
      We depend on a limited number of key resources for sheepskin, the principal raw material for our UGG products. In 2004, four suppliers provided all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of an infected herd and could have a material adverse effect on the availability of top grade sheepskin for our products. Additionally, the supply of sheepskin can be adversely impacted by drought conditions. Our potential inability to obtain top grade sheepskin for UGG products could impair our ability to meet our production requirements for UGG in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. Additionally, there have been significant increases in the prices of top grade sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers.

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

Establishing and protecting our trademarks, patents and other intellectual property is costly and difficult. If our efforts to do so are unsuccessful, the value of our brands could suffer.
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
      We face particularly strong challenges to our UGG trademark in Australia, where many Australian manufacturers sell competitive footwear on the Internet. Our trademark registrations in Australia are subject to challenge, which we are contesting. In addition, certain Australian sheepskin boot manufacturers are alleging that the UGH, UGG-BOOT and the UGG Australia trademarks are not valid as being generic terms for sheepskin boots. If the challenges are successful, our rights in the trademarks, including our ability to prevent Australian competitors from using these trademarks in commerce in Australia, will be adversely affected. Although we derived less than 1% of our revenue in the UGG product line from Australian sales in 2004, our ability to prevent Australian competitors from using the marks on the Internet and in other channels of trade that may reach consumers in other countries, including the United States, could also be adversely affected and the integrity of our UGG brand could be harmed by the association with inferior products.

We may lose pending litigation and the rights to certain of our intellectual property.
      We are currently involved in several informal disputes, disputes in the U.S. Patent and Trademark Office and foreign trademark offices, and disputes in U.S. federal and foreign courts regarding infringement by third parties of our trade names, trademarks, trade dress, copyrights, patents and other intellectual property and the validity of our intellectual property. Any decision or settlement in any of these disputes that renders our intellectual property invalid or unenforceable, or that allows a third party to continue to use our intellectual property in connection with products that are similar to ours could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition.

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
      Our future success and growth depend on the continued services of Doug Otto, our Chairman of the Board, Chief Executive Officer and President, Scott Ash, our Chief Financial Officer, Bob Orlando, the President of the Teva Division, Connie Rishwain, the President of the UGG and Simple Divisions, Pat Devaney, Senior Vice President of Global Sourcing, Production and Development, Janice Howell, Vice President of Operations, John Kalinich, Vice President of Consumer Direct, and Tracey Nelson, Vice President of Corporate Licensing, as well as other key officers and employees. The loss of the services of any of these individuals or any other key employee could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them.

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
International trade regulations may impose unexpected duty costs or other non-tariff barriers to markets while the increasing number of free trade agreements has the potential to stimulate increased competition; security procedures may cause significant delays.
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
      Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in economies where our licensing partners or we sell products, whether in the U.S. or abroad, may reduce sales.
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
      At March 8, 2005, Doug Otto beneficially owned approximately 15.2% of our common stock and all of our executive officers and directors as a group beneficially owned approximately 17.8%. The ownership positions of Mr. Otto and our executive officers as a group, together with the anti-takeover effects of the Delaware General Corporation Law and provisions of our certificate of incorporation, our bylaws and our stockholder rights plan, would likely delay, defer or prevent a change in control of our company, may deprive our stockholders of an opportunity to receive a premium for their common stock as part of a change in control and could have a negative effect on the market price of our common stock.
Our common stock price has been volatile, which could result in substantial losses for stockholders.
      Our common stock is traded on the NASDAQ National Market. While our average daily trading volume for the 52-week period ended March 8, 2005 was approximately 402,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the NASDAQ National Market, have ranged from $22.94 to $48.02 for the 52-week period ended March 8, 2005. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

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
      Market Risk. Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At December 31, 2004, we had no outstanding borrowings under the revolving line of credit. A 1.00% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Item 8.	Financial Statements and Supplementary Data
      See Item 15 and page 49 for an index to the consolidated financial statements and supplementary information included herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      Although there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, we have completed our efforts regarding compliance with Section 404 of the Sarbanes- Oxley Act of 2002 for our fiscal year ending

December 31, 2004. The results of our evaluation are discussed below in the Report of Management on Internal Control Over Financial Reporting.
      This effort included internal control documentation and review under the direction of senior management. During the course of our evaluation, we reviewed identified data errors and control problems and confirmed that appropriate corrective actions, including process improvements, were undertaken. These improvements included formalization of policies and procedures, improved segregation of duties and additional monitoring controls. Many of the components of our internal controls are also evaluated on an ongoing basis by members of our organization. The overall goals of these various evaluation activities are to monitor our internal controls, and to modify them as necessary. Our intent is to maintain the internal controls as dynamic systems that change as conditions warrant.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Deckers Outdoor Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
      Internal control over financial reporting includes the controls themselves, as well as the monitoring of practices and actions taken to correct deficiencies as identified.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
      Based on this assessment, management determined that, as of December 31, 2004, the Company maintained effective internal control over financial reporting.
      KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

Item 9B.	Other Information
      None.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
      All other schedules are omitted because they are not applicable or the required information is shown in the Company’s consolidated financial statements or the related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Deckers Outdoor Corporation:
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that Deckers Outdoor Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Deckers Outdoor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Deckers Outdoor Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Deckers Outdoor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Our report also refers to the Company’s adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January  1, 2002.

/s/ KPMG LLP
Los Angeles, California
March 11, 2005

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2004

	2003	2004

Assets
Current assets:
Cash and cash equivalents	$6,662,000	$10,379,000
Short-term investments	—	15,475,000
Trade accounts receivable, less allowance for doubtful accounts and sales discounts of $2,126,000 and $3,281,000 as of December 31, 2003 and 2004, respectively	18,745,000	41,957,000
Inventories	18,004,000	30,260,000
Prepaid expenses and other current assets	694,000	1,491,000
Deferred tax assets	2,137,000	3,240,000

Total current assets	46,242,000	102,802,000
Property and equipment, at cost, net	2,969,000	2,838,000
Trademarks	51,152,000	51,152,000
Goodwill	18,030,000	18,030,000
Intangible assets, net	1,390,000	1,137,000
Other assets, net	1,243,000	592,000

	$121,026,000	$176,551,000

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt	$3,792,000	$—
Trade accounts payable	11,220,000	16,524,000
Reserve for returns	1,245,000	1,731,000
Accrued sales commissions	623,000	1,714,000
Accrued payroll	2,657,000	3,623,000
Other accrued expenses	434,000	2,631,000
Income taxes payable	3,468,000	6,725,000

Total current liabilities	23,439,000	32,948,000

Long-term debt, less current installments	26,495,000	—
Deferred tax liabilities	568,000	2,607,000
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock at liquidation preference, $0.01 par value. Authorized 5,000,000 shares (1,375,000 designated as Series A); no shares issued and outstanding at December 31, 2003 and 2004	—	—
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued 10,703,433 shares and outstanding 9,730,481 shares at December 31, 2003; issued and outstanding 12,183,080 at December 31, 2004	97,000	122,000
Additional paid-in capital	27,115,000	71,959,000
Retained earnings	43,052,000	68,591,000
Accumulated other comprehensive income	260,000	324,000

Total stockholders’ equity	70,524,000	140,996,000

	$121,026,000	$176,551,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004

Net sales	$99,107,000	$121,055,000	$214,787,000
Cost of sales	57,577,000	69,710,000	124,354,000

Gross profit	41,530,000	51,345,000	90,433,000
Selling, general and administrative expenses	34,954,000	32,407,000	47,971,000
Litigation expense (income)	3,228,000	(500,000)	—

Income from operations	3,348,000	19,438,000	42,462,000
Other expense (income):
Interest expense, net	406,000	4,557,000	2,236,000
Other expense (income)	98,000	(3,000)	3,000

	504,000	4,554,000	2,239,000

Income before income taxes and cumulative effect of a change in accounting principle	2,844,000	14,884,000	40,223,000
Income taxes	1,224,000	5,730,000	14,684,000

Income before cumulative effect of a change in accounting principle	1,620,000	9,154,000	25,539,000
Cumulative effect of a change in accounting principle, net of income tax benefit of $843,000	(8,973,000)	—	—

Net income (loss)	(7,353,000)	9,154,000	25,539,000
Less preferred stock redemption premium	—	(438,000)	—

Income (loss) applicable to common stockholders	$(7,353,000)	$8,716,000	$25,539,000

Basic income per common share before cumulative effect of a change in accounting principle	$0.17	$0.91	$2.32
Cumulative effect of a change in accounting principle	(0.96)	—	—

Basic net income (loss) per common share	$(0.79)	$0.91	$2.32

Diluted income per common share before cumulative effect of a change in accounting principle	$0.17	$0.77	$2.10
Cumulative effect of a change in accounting principle	(0.92)	—	—

Diluted net income (loss) per common share	$(0.75)	$0.77	$2.10

Weighted average common shares:
Basic	9,328,000	9,610,000	11,005,000
Diluted	9,806,000	11,880,000	12,142,000
See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2002, 2003 and 2004

								Note
							Accumulated	Receivable
	Preferred Stock		Common Stock		Additional		Other	From	Total	Comprehensive
					Paid-In	Retained	Comprehensive	Stockholder/	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Former Officer	Equity	(Loss)

Balance at December 31, 2001	—	—	9,324,357	$93,000	$25,689,000	$41,251,000	$123,000	$(624,000)	$66,532,000
Fair value of equity issued as consideration in the acquisition of Teva (note 12)	1,375,000	$5,500,000	100,000	1,000	554,000	—	—	—	6,055,000
Fair value of options issued under Teva license agreement (note 7)	—	—	—	—	111,000	—	—	—	111,000
Common stock issued under stock incentive plan	—	—	124,896	2,000	442,000	—	—	—	444,000
Common stock issued under the employee stock purchase plan	—	—	11,870	—	37,000	—	—	—	37,000
Net loss	—	—	—	—	—	(7,353,000)	—	—	(7,353,000)	$(7,353,000)
Write off of note receivable from stockholder/former officer	—	—	(100,000)	(1,000)	(623,000)	—	—	624,000	—
Foreign currency translation adjustment	—	—	—	—	—	—	130,000	—	130,000	130,000
Unrealized losses on hedging derivatives	—	—	—	—	—	—	(729,000)	—	(729,000)	(729,000)

Total comprehensive loss										$(7,952,000)

Balance at December 31, 2002	1,375,000	5,500,000	9,461,123	95,000	26,210,000	33,898,000	(476,000)	—	65,227,000
Repurchase preferred stock (note 6)	(1,375,000)	(5,500,000)	—	—	(438,000)	—	—	—	(5,938,000)
Common stock issued under stock incentive plan	—	—	262,577	2,000	874,000	—	—	—	876,000
Tax benefit attributable to stock options	—	—	—	—	445,000	—	—	—	445,000
Common stock issued under the employee stock purchase plan	—	—	6,781	—	24,000	—	—	—	24,000
Net income	—	—	—	—	—	9,154,000	—	—	9,154,000	$9,154,000
Foreign currency translation adjustment and reversal of unrealized hedging losses	—	—	—	—	—	—	736,000	—	736,000	736,000

Total comprehensive income										$9,890,000

Balance at December 31, 2003	—	—	9,730,481	97,000	27,115,000	43,052,000	260,000	—	70,524,000
Common stock issued under follow-on offering	—	—	1,500,000	15,000	34,446,000	—	—	—	34,461,000
Compensation expense from nonvested stock units	—	—	—	—	61,000	—	—	—	61,000
Common stock issued under stock incentive plan	—	—	910,262	10,000	4,083,000	—	—	—	4,093,000
Tax benefit attributable to stock options	—	—	—	—	6,030,000	—	—	—	6,030,000
Common stock issued under the employee stock purchase plan	—	—	42,337	—	224,000	—	—	—	224,000
Net income	—	—	—	—	—	25,539,000	—	—	25,539,000	$25,539,000
Foreign currency translation adjustment	—	—	—	—	—	—	64,000	—	64,000	64,000

Total comprehensive income										$25,603,000

Balance at December 31, 2004	—	$—	12,183,080	$122,000	$71,959,000	$68,591,000	$324,000	$—	$140,996,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004

Cash flows from operating activities:
Net income (loss)	$(7,353,000)	$9,154,000	$25,539,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	8,973,000	—	—
Depreciation and amortization of property and equipment	1,535,000	1,463,000	1,534,000
Amortization of intangible assets	1,049,000	276,000	253,000
Provision for doubtful accounts	1,785,000	504,000	580,000
Write-off of inventory	1,099,000	1,329,000	1,898,000
Loss (gain) on disposal of assets	23,000	3,000	(5,000)
Loss on write-down of assets	—	59,000	—
Deferred tax provision	656,000	1,752,000	936,000
Stock compensation	192,000	119,000	339,000
Write-down of debt issuance costs	—	287,000	671,000
Tax benefit attributable to stock options	—	445,000	6,030,000
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in:
Trade accounts receivable	(2,224,000)	1,602,000	(23,792,000)
Inventories	650,000	(2,266,000)	(14,154,000)
Prepaid expenses and other current assets	943,000	89,000	(832,000)
Refundable income taxes	995,000	—	—
Other assets	286,000	256,000	15,000
Increase (decrease) in:
Trade accounts payable	(844,000)	(1,696,000)	5,304,000
Accrued expenses	(506,000)	1,515,000	4,843,000
Income taxes payable	732,000	2,736,000	3,257,000

Net cash provided by operating activities	7,991,000	17,627,000	12,416,000

Cash flows from investing activities:
Cash paid for acquisition of Teva	(43,254,000)	(75,000)	—
Purchases of short-term investments	—	—	(31,250,000)
Proceeds from sales of short-term investments	—	—	15,775,000
Proceeds from sale of property and equipment	—	33,000	43,000
Purchase of property and equipment	(1,477,000)	(663,000)	(1,441,000)

Net cash used in investing activities	(44,731,000)	(705,000)	(16,873,000)

Cash flows from financing activities:
Borrowings under line of credit	19,075,000	42,706,000	—
Repayments under line of credit	(14,300,000)	(47,481,000)	—
Proceeds from issuance of long-term debt	21,000,000	—	—
Repayments of long-term debt	(290,000)	(4,159,000)	(30,287,000)
Loan fees paid	(1,343,000)	—	—
Cash paid for repurchase of preferred stock	—	(5,938,000)	—
Cash received from issuances of common stock	400,000	781,000	38,500,000

Net cash provided by (used in) financing activities	24,542,000	(14,091,000)	8,213,000

Effect of exchange rates on cash	(550,000)	(110,000)	(39,000)

Net change in cash and cash equivalents	(12,748,000)	2,721,000	3,717,000

Cash and cash equivalents at beginning of year	16,689,000	3,941,000	6,662,000

Cash and cash equivalents at end of year	$3,941,000	$6,662,000	$10,379,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$264,000	$3,640,000	$1,512,000
Income taxes	$836,000	$1,607,000	$4,597,000
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
December 31, 2003 and 2004

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
     (c) Revenue Recognition
      The Company recognizes revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, totaling $993,000, $2,041,000, and $3,863,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Related costs paid to third-party shipping companies are recorded as a cost of sales, totaling $1,124,000, $2,057,000, and $4,094,000 for the years ended December 31, 2002, 2003, and 2004, respectively.
     (d) Goodwill and Other Intangibles Assets
      Intangible assets consist primarily of goodwill, trademarks, patents, and noncompete covenants arising from the application of purchase accounting. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Accordingly, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually, on December 31 of each year, in accordance with the provisions of SFAS No. 142. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”).
      In connection with the implementation of SFAS 142, a goodwill impairment charge of $8,973,000 (net of related income tax benefit of $843,000) was recorded for the year ended December 31, 2002. There were no impairments during the years ended December 31, 2003 and 2004.
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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      In accordance with SFAS 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(f)	Depreciation and Amortization
      Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from one to seven years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter.

(g)	Fair Value of Financial Instruments
      The fair values of the Company’s cash equivalents, trade accounts receivable, prepaid expenses and other current assets, refundable income taxes, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments.
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
      The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148. Under the provisions of SFAS 123 and SFAS 148, the Company has elected to continue to measure compensation cost for employees and nonemployee directors of the Company under the intrinsic value method of APB No. 25 and comply with the pro forma disclosure requirements under SFAS 123 and SFAS 148. The Company applies the fair value techniques of SFAS 123 and SFAS 148 to measure compensation cost for options/ warrants granted to nonemployees.
      As discussed in note 1(u), the Financial Accounting Standards Board, or FASB, recently issued SFAS No. 123R (revised 2004), “Share-Based Payment” which supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table illustrates the effects on net income (loss) if the fair value-based method had been applied to all outstanding and unvested awards in each period. See assumptions used to determine the fair value of the awards in note 6.

	2002	2003	2004

Net income (loss), as reported	$(7,353,000)	$9,154,000	$25,539,000
Add stock-based employee compensation expense included in reported net income, net of tax	109,000	73,000	215,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(494,000)	(596,000)	(1,015,000)

Pro forma net income (loss)	$(7,738,000)	$8,631,000	$24,739,000

Pro forma net income per share:
Basic	$(0.83)	$0.85	$2.25
Diluted	$(0.79)	$0.74	$2.05
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
     (j) Research and Development Costs
      Research and development costs are charged to expense as incurred. Such costs amounted to $1,092,000, $1,099,000, and $1,438,000 in 2002, 2003, and 2004, respectively.
     (k) Advertising, Marketing, and Promotion Costs
      Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 2002, 2003, and 2004 were $7,456,000, $6,594,000, and $8,687,000, respectively. Included in prepaid and other current assets at December 31, 2003 and 2004 were $221,000 and $851,000, respectively, related to prepaid advertising and promotion expenses for programs to take place after December 31, 2003 and 2004, respectively.
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
      The reconciliations of basic to diluted weighted average shares are as follows:

	2002	2003	2004

Income (loss) used for basic and diluted income (loss) per share:
Income before cumulative effect of a change in accounting principle	$1,620,000	$9,154,000	$25,539,000
Cumulative effect of a change in accounting principle, net of income tax benefit	(8,973,000)	—	—

Net income (loss) — diluted	(7,353,000)	9,154,000	25,539,000
Less redemption premium on preferred stock	—	(438,000)	—

Net income (loss) available for common stockholders — basic	$(7,353,000)	$8,716,000	$25,539,000

Weighted average shares used in basic computation	9,328,000	9,610,000	11,005,000
Dilutive effect of stock options	327,000	882,000	1,137,000
Dilutive effect of convertible preferred stock	151,000	1,388,000	—

Weighted average shares used for diluted computation	9,806,000	11,880,000	12,142,000

      The dilutive effect of convertible preferred stock above relates to preferred stock that was outstanding between November 25, 2002 and December 3, 2003. The Company repurchased all of the outstanding preferred stock on December 3, 2003.
      Options to purchase 286,000, 217,000 and 10,000 shares of common stock at prices ranging from $4.80 to $9.88, $9.88 to $19.00 and $33.10 were outstanding during 2002, 2003 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods, and therefore their inclusion would be antidilutive. Nonvested stock units in the amount of 59,750 shares were outstanding at December 31, 2004 but were not included in the computation of diluted earnings per share because they were antidilutive.

(n)	Foreign Currency Translation
      The Company considers the U.S. dollar as the functional currency. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Net sales and expenses are translated at the weighted average rate of exchange during the period. The effects of translation are recorded in other comprehensive income as currency translation adjustment.

(o)	Hedging Activities
      The Company may enter into foreign currency forward contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to sales of goods in Eurodollars. Derivative financial instruments are not used for speculative purposes. At December 31, 2004, the Company had no foreign currency forward contracts.

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
     (r) Cash Equivalents
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
     (s) Short-term Investments
      Short-term investments, which consist of market auction rate preferred securities are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses, interest and dividends are included in interest expense, net. The fair value of the short-term investments approximated cost at December 31, 2004, based on quoted market prices.
     (t) Reclassifications
      Certain reclassifications have been made to the 2002 and 2003 balances to conform to the 2004 presentation.
     (u) New Accounting Standards
      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin, or ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN No. 46 did not have a material effect on the Company’s

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
consolidated financial statements. In December 2003, the FASB revised FIN No. 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN No. 46. The adoption of this revised interpretation in the first quarter of 2004 did not have any impact on the Company’s consolidated financial statements.
      On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP FAS 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. The Company has begun its evaluation of the effects of this provision. Although FSP FAS 109-2 is effective immediately, the Company will not be able to complete its evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.
      In November 2004, the FASB issued Statement of Financial Accounting Standard, or SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants or employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company is required to adopt the provisions of SFAS No. 123R effective July 1, 2005. The adoption of this Statement is expected to result in an additional expense for the year ending December 31, 2005 of approximately $400,000, which will be recorded in the third and fourth quarter of 2005.

(2)	Retirement Plan
      Effective August 1, 1992, the Company established a 401(k) defined contribution plan. Substantially all employees are eligible to participate in the plan through tax-deferred contributions. The Company matches 50% of an employee’s contribution up to $1,200 per year. Matching contributions totaled $90,000, $67,000 and $92,000 during 2002, 2003 and 2004, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. The Company did not make profit sharing contributions for the years ended December 31, 2002, 2003 or 2004.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(3)	Property and Equipment
      Property and equipment is summarized as follows:

	2003	2004

Machinery and equipment	$5,602,000	$6,441,000
Furniture and fixtures	663,000	666,000
Leasehold improvements	724,000	927,000

	6,989,000	8,034,000
Less accumulated depreciation and amortization	4,020,000	5,196,000

Net property and equipment	$2,969,000	$2,838,000

      During 2004, the Company wrote-off certain fully depreciated assets with an original cost of $395,000.

(4)	Notes Payable and Long-Term Debt
      Notes payable and long-term debt consists of the following:

	2003	2004

Revolving line of credit with Comerica Bank (described below)	$—	$—
Term loan with Comerica Bank, secured by all assets of the Company, interest (4.37% at December 31, 2003) at Bank’s base rate or LIBOR plus a margin, as defined, principal payment of $1,750,000 due on May 31, 2004 with equal monthly payments of $292,000 beginning June 30, 2004, with final payment due on November 25, 2005, fully repaid in 2004	7,000,000	—
Secured subordinated note, payable in quarterly principal installments of $1,500,000 beginning November 2007, interest at a rate of 16.75%, of which 12.00% is payable monthly and 4.75% is payable at maturity, compounded monthly, due November 2008. A prepayment penalty ranging from 4.00% to 5.00% is incurred for any portion repaid prior to November 2004, fully repaid in 2004	10,000,000	—
Unsecured junior subordinated 9.00% note payable to the seller of Teva, interest payable in annual installments at a rate of 7.00% through November 2008. Principal and additional interest of 2.00% are due in November 2008, compounded annually, fully repaid in 2004	13,287,000	—

	30,287,000	—
Less current installments	3,792,000	—

	$26,495,000	$—

      We amended the Facility with Comerica Bank-California (the “Bank”) in March 2005. As amended, the Facility expires June 1, 2006 and provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on our

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the Bank’s prime rate (5.25% at December 31, 2004) or at our option, at LIBOR (2.40% at December 31, 2004) plus 1.00% to 2.50%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets. The Facility included an upfront fee of $230,000 and includes subsequent annual commitment fees of $100,000 for 2004 and $60,000 for 2005. At December 31, 2004, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit. We had credit availability under the Facility of $20,000,000 at December 31, 2004.
      The agreements underlying the Facility prohibit the payment of dividends and contain several financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others. The Company was in compliance with all covenants at December 31, 2004.

(5)	Income Taxes
      Components of income taxes are as follows.

	Federal	State	Foreign	Total

2002:
Current	$53,000	$(7,000)	$522,000	$568,000
Deferred	493,000	163,000	—	656,000

	$546,000	$156,000	$522,000	$1,224,000

2003:
Current	$2,043,000	$483,000	$1,452,000	$3,978,000
Deferred	1,334,000	418,000	—	1,752,000

	$3,377,000	$901,000	$1,452,000	$5,730,000

2004:
Current	$9,930,000	$2,073,000	$1,745,000	$13,748,000
Deferred	629,000	293,000	14,000	936,000

	$10,559,000	$2,366,000	$1,759,000	$14,684,000

      Foreign income before income taxes and cumulative effect of a change in accounting principle was $1,310,000, $4,220,000 and $7,261,000 during the years ended December 31, 2002, 2003 and 2004, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Actual income taxes differed from that obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	2002	2003	2004

Computed “expected” income taxes	$967,000	$5,060,000	$14,078,000
State income taxes, net of federal income tax benefit	166,000	623,000	1,895,000
Other	91,000	47,000	(1,289,000)

	$1,224,000	$5,730,000	$14,684,000

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2004 are presented below:

	2003	2004

Deferred tax assets, current:
Uniform capitalization adjustment to inventory	$483,000	$487,000
Bad debt and other reserves	1,576,000	2,725,000
State taxes	78,000	557,000
Prepaid expenses	—	(529,000)

Total deferred tax assets, current	2,137,000	3,240,000

Deferred tax liabilities, noncurrent:
Amortization of intangible assets	(224,000)	(1,896,000)
Depreciation of property and equipment	(344,000)	(711,000)

Total deferred tax liabilities, noncurrent	(568,000)	(2,607,000)

Net deferred tax assets	$1,569,000	$633,000

      In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $8,000,000. The deferred tax assets are primarily related to the Company’s domestic operations. Domestic taxable income for the years ended December 31, 2003 and 2004 was approximately $1,272,000 and $15,879,000, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance has been recorded.
      As of December 31, 2004, withholding and U.S. taxes have not been provided on approximately $12 million of unremitted earnings of our non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision in 2005. The range of possible amounts that we are considering for repatriation under this provision is between zero and $12 million. The Company is currently unable to reasonably estimate the related range of income tax effects of the potential repatriation.

(6)	Stockholders’ Equity
      The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01, of which 1,375,000 shares are designated as Series A Preferred Stock. The 1,375,000 shares of Series A Preferred Stock were issued to Mark Thatcher in connection with the acquisition of Teva (note 12). In December 2003, the Company redeemed all of the outstanding Preferred Stock. In connection with the redemption, the Company paid Mr. Thatcher a premium of approximately $438,000, which was recorded as a reduction of additional paid-in capital. The premium reduced income applicable to common stockholders and, therefore, is reflected in the income per share calculations.
      The Company’s 1993 Stock Incentive Plan (the “1993 Plan”) provides for 3,000,000 shares of common stock that are reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants, or other rights to acquire stock. Under the 1993 Plan, 124,896, 262,577 and 910,262 shares of common stock were issued to employees in 2002, 2003, and 2004, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Common stock option activity under the 1993 Plan for the years ended December 31, 2002, 2003 and 2004 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2001	1,580,800	$3.80
Granted	624,400	4.13
Exercised	(107,900)	2.32
Canceled	(165,300)	3.26

Outstanding at December 31, 2002	1,932,000	4.04
Granted	206,000	18.75
Exercised	(238,100)	3.19
Canceled	(125,400)	7.51

Outstanding at December 31, 2003	1,774,500	5.62
Granted	26,000	29.04
Exercised	(899,600)	4.24
Canceled	(10,800)	11.31

Outstanding at December 31, 2004	890,100	7.62

Options exercisable at December 31, 2002	1,245,900	4.07
Options exercisable at December 31, 2003	1,168,800	4.36
Options exercisable at December 31, 2004	517,000	6.79
      The per share weighted average fair value of stock options granted during 2002, 2003, and 2004 was $2.25, $10.83, and $16.83, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 2002 — expected dividend yield of 0%, stock volatility of 48.46%, risk-free interest rate of 3.70%, and an expected life of seven years; 2003 — expected dividend yield of 0%, stock volatility of 51.70%, risk-free interest rate of 3.70%, and an expected life of seven years; 2004 — expected dividend yield of 0%, stock volatility of 52.85%, risk-free interest rate of 3.97%, and an expected life of seven years.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004.

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable at	Exercise
Exercise Price	December 31, 2004	Contractual Life	Price	December 31, 2004	Price

$1.56 to $3.12	155,100	4.08 years	$1.82	155,100	$1.82
$3.60 to $3.71	131,600	7.09 years	3.61	67,200	3.60
$4.03 to $4.80	315,700	7.21 years	4.24	124,100	4.22
$6.21 to $8.50	89,000	3.06 years	7.37	89,100	7.37
$19.00	172,700	8.92 years	19.00	55,500	19.00
$24.17 to $33.10	26,000	8.19 years	29.04	26,000	29.04

	890,100	6.59 years	7.62	517,000	6.79

      In December 2004, the Company replaced its annual employee stock option grant with a grant of Nonvested Stock Units (“NSU’s”), which are accounted for as variable awards under APB 25. The NSU’s entitle the employee recipients to receive shares of common stock in the Company, which vest in quarterly increments during the year ended December 31, 2008, subject to achievement of certain performance targets. For the 2004 grant, the maximum quantity that is available to vest is 59,750 for all participants in the aggregate. The fair value of the aggregate NSU’s granted in 2004 was $2,808,000 as of December 31, 2004, of which approximately $61,000 was recorded as an expense in 2004. The Company currently intends to use NSU’s rather than stock options in its future compensation programs.
      In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “1995 Plan”). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan, as amended, 300,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for employees to purchase the Company’s common stock at a discount below market value, as defined by the 1995 Plan. Under the 1995 Plan, 11,870, 6,781 and 42,337 shares were issued in 2002, 2003, and 2004, respectively. Consistent with the application of APB Opinion No. 25, no compensation has been recorded for stock purchases.
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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $50.00, subject to adjustment.
      The rights have no voting power and expire on November 11, 2008. The Company may redeem the rights for $0.01 per right until the right becomes exercisable.

(7)	Licensing Agreement
      As discussed in note 12, on November 25, 2002, the Company acquired the worldwide Teva patents, trademarks and other assets. Prior to the acquisition, the Company had been selling its Teva line of sport sandals and other footwear since 1985, pursuant to various license arrangements with Mark Thatcher, the inventor of the Teva sport sandal and previous holder of the Teva patents and trademarks.
      In 1999, the Company signed a new license agreement (the “License Agreement”) for Teva, which was effective January 1, 2000. Under the License Agreement, the Company received the exclusive worldwide rights for the manufacture and distribution of Teva footwear through 2004. In connection with the License Agreement, the Company paid the licensor a licensing fee of $1,000,000 and issued the licensor 428,743 shares of its previously unissued common stock with a fair value of $1,608,000. The Company recorded the license as an intangible asset for the value of the cash and common stock issued pursuant to the License Agreement. In addition, the Company agreed to grant the licensor not less than 50,000 stock options on the Company’s common stock annually, with an exercise price at the market value on the date of grant. The fair value of options granted under the License Agreement aggregated $111,000 in 2002.
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
      Royalty expense related to Teva sales was included in selling, general, and administrative expenses in the accompanying consolidated financial statements and was $3,739,000 during the year ended December 31, 2002.
      Subsequent to acquiring Teva on November 25, 2002, the Company ceased granting stock options and paying royalties on Teva footwear sales and owns all Teva rights and assets worldwide.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(8)	Commitments and Contingencies

The Company leases office facilities under operating lease agreements, which expire through December 2009. Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2005	$2,274,000
2006	2,198,000
2007	1,492,000
2008	1,163,000
2009	1,017,000

$8,144,000

      Total rent expense for the years ended December 31, 2002, 2003, and 2004 was approximately $1,188,000, $1,271,000 and $1,341,000, respectively.
      An action was brought against the Company in 1995 by Molly Strong-Butts and Yeti by Molly, Ltd. (collectively, Molly) which alleged, among other things, that the Company violated a certain nondisclosure agreement and obtained purported trade secrets regarding a line of winter footwear which Deckers stopped producing in 1994. A jury verdict was obtained against the Company in district court in March 1999 aggregating $1,785,000 for the two plaintiffs. In August 2001 the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s decision for a judgment against the Company, resulting in a settlement of approximately $2,000,000, including interest, which the Company paid in November 2001. In addition, the court of appeals reversed the district court’s refusal to consider an award of exemplary damages or attorney fees and remanded to the district court for further proceedings. On September 30, 2002, a federal judge ruled that the Company must pay an additional $4,290,000 to Molly, including $2,450,000 of exemplary damages and $1,840,000 to cover the plaintiff’s attorney fees. Deckers and Molly agreed to settle without going to appeal for the total sum of $4,000,000 in 2002. The accompanying consolidated statement of operations for the year ended December 31, 2002, the final year of this litigation, included litigation costs of $3,228,000 related to this matter.
      In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs had issued an opinion to the Company that certain popular Teva styles were covered by this anti-dumping duty legislation. Based on this opinion, Dutch Customs sought anti-dumping duties of approximately $500,000 from the Company, which the Company had appealed. Nevertheless, the Company expensed the $500,000 prior to 2002 in accordance with SFAS 5, Accounting for Contingencies. In 2003, an appeals court ruled that the duties were not levied by the appropriate governing body and nullified the entire claim. As a result of this favorable final ruling, the Company reversed the previously established $500,000 accrual in 2003, which is reflected as an increase to income from operations in the accompanying consolidated statement of operations for the year ended December 31, 2003.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Overall, the litigation expense (income) in the accompanying consolidated statement of operations for the years ended December 31, 2002, 2003 and 2004 includes the following:

	2002	2003	2004

Molly litigation	$3,228,000	$—	$—
Anti-dumping duties matter	—	$(500,000)	—

	$3,228,000	$(500,000)	$—

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
      At December 31, 2004, the Company had no foreign currency forward contacts.

(10)	Business Segments, Concentration of Business, and Credit Risk and Significant Customers
      The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, or unusual items to segments. The Company evaluates performance based on net sales and profit or loss from operations. The Company’s reportable segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing and sales strategies. The earnings from operations for each of the segments includes only those costs which are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization and the costs of employees directly related to the brands. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation, facilities costs and the 2002 and 2003 litigation expense (income). The operating income derived from Internet and catalog sales to third parties is separated into two components: (i) the wholesale profit is included in the operating income of each of the three brands, and (ii) the retail profit is included in the operating income of the Internet/catalog segment.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Business segment information is summarized as follows:

	2002	2003	2004

Net sales to external customers:
Teva wholesale	$64,849,000	$72,783,000	$83,477,000
UGG wholesale	23,491,000	34,561,000	101,806,000
Simple wholesale	10,159,000	7,210,000	9,633,000
Internet/catalog	608,000	6,501,000	19,871,000

	$99,107,000	$121,055,000	$214,787,000

Income from operations:
Teva wholesale	$12,011,000	$21,739,000	$24,901,000
UGG wholesale	6,589,000	10,002,000	31,674,000
Simple wholesale	279,000	(1,176,000)	45,000
Internet/catalog	194,000	1,148,000	5,533,000
Unallocated overhead	(15,725,000)	(12,275,000)	(19,691,000)

	$3,348,000	$19,438,000	$42,462,000

Depreciation and amortization:
Teva wholesale	$1,217,000	$502,000	$401,000
UGG wholesale	13,000	21,000	30,000
Simple wholesale	57,000	42,000	31,000
Internet/catalog	2,000	41,000	92,000
Unallocated overhead	1,295,000	1,133,000	1,233,000

	$2,584,000	$1,739,000	$1,787,000

Capital expenditures:
Teva wholesale	$142,000	$64,000	$226,000
UGG wholesale	16,000	30,000	19,000
Simple wholesale	69,000	4,000	111,000
Internet/catalog	—	151,000	151,000
Unallocated overhead	1,250,000	414,000	934,000

	$1,477,000	$663,000	$1,441,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	2003	2004

Total assets from reportable segments:
Teva wholesale	$85,491,000	$87,640,000
UGG wholesale	18,033,000	51,407,000
Simple wholesale	4,231,000	4,538,000
Internet/catalog	440,000	446,000

	$108,195,000	$144,031,000

      The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets, which are specifically identifiable with one of the Company’s business segments. Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company’s cash, refundable and deferred tax assets, and various other assets shared by the Company’s brands.
      Reconciliations of total assets from reportable segments to the consolidated financial statements are as follows:

	2003	2004

Total assets from reportable segments	$108,195,000	$144,031,000
Unallocated refundable income taxes and deferred tax assets	2,107,000	3,225,000
Other unallocated corporate assets	10,724,000	29,295,000

Consolidated total assets	$121,026,000	$176,551,000

      The Company sells its footwear products principally to customers throughout the U.S. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, and Asia, among other regions. International sales to unaffiliated customers were 21.0%, 18.5%, and 18.3% of net sales for the years ended December 31, 2002, 2003, and 2004, respectively. The Company does not consider international operations a separate segment. The Chief Operating Decision Maker does not review such operations separately, but rather in the aggregate with the aforementioned segments. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. For the years ended December 31, 2002, 2003 and 2004, no single customer exceeded 10% of consolidated net sales, except that one customer, which is a customer of the Company’s Teva, UGG and Simple segments, accounted for 14.1% of consolidated net sales for the year ended December 31, 2004. As of December 31, 2003, the Company had one customer representing 13.8% of net trade accounts receivable. As of December 31, 2004, the Company had one customer representing 22.0% of net trade accounts receivable.
      Approximately $17,000,000 of trademarks and $466,000 of goodwill is held in Hong Kong by a subsidiary of the Company. Substantially all other long-lived assets are held in the United States.
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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(11)	Quarterly Summary of Information (Unaudited)
      Summarized unaudited quarterly financial data are as follows:

	2003

	March 31	June 30	September 30	December 31

Net sales	$36,102,000	$24,342,000	$24,894,000	$35,717,000
Gross profit	16,240,000	11,832,000	9,502,000	13,771,000
Net income	4,203,000	2,006,000	481,000	2,464,000
Net income per share:
Basic	$0.44	$0.21	$0.05	$0.21
Diluted	$0.37	$0.17	$0.04	$0.19

	2004

	March 31	June 30	September 30	December 31

Net sales	$44,272,000	$40,546,000	$55,797,000	$74,172,000
Gross profit	20,406,000	18,906,000	22,235,000	28,886,000
Net income	5,382,000	5,087,000	5,822,000	9,248,000
Net income per share:
Basic	$0.55	$0.47	$0.50	$0.78
Diluted	$0.49	$0.43	$0.46	$0.72

(12)	Acquisition of Teva
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
      The aggregate purchase price was approximately $62,300,000. The Company paid cash in the amount of $43,300,000, including transaction costs of $300,000, and issued junior subordinated notes of $13,000,000, preferred stock with a fair value of $5,500,000, 100,000 shares of common stock valued at approximately $300,000 and options to purchase 100,000 shares of common stock valued at approximately $200,000. The preferred stock was valued based on its redemption value, and stock options were valued based on the Black-Scholes valuation model.
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
      Intangibles of $51,000,000 were assigned to registered trademarks that are not amortized for financial reporting purposes, but are expected to be amortized and fully deductible for income tax reporting purposes. The remaining $1,580,000 of acquired intangible assets consists primarily of patents and has a weighted average useful life of approximately seven years. The $11,174,000 of goodwill is expected to be fully deductible for income tax purposes but is not amortizable for financial reporting purposes. The entire goodwill balance was recorded to the Teva segment. Such allocations were based upon an independent appraisal of the assets acquired in accordance with SFAS No. 141, Business Combinations.
      The following table summarizes supplemental statement of income (loss) information for the year ended December 31, 2002 on a pro forma basis as if the acquisition had occurred on January 1, 2002, along with the actual results for the years ended December 31, 2003 and 2004 for comparison purposes.

	2002	2003	2004

Pro forma net sales	$101,267,000	$121,055,000	$214,787,000
Pro forma net income before cumulative effect of a change in accounting principle	1,341,000	9,154,000	25,539,000
Cumulative effect of a change in accounting principle, net of tax benefit	(8,973,000)	—	—

Pro forma net income (loss)	$(7,632,000)	$9,154,000	$25,539,000

Basic income (loss) per share:
Pro forma net income before cumulative effect of a change in accounting principle	$0.14	$0.91	$2.32
Cumulative effect of a change in accounting principle	(0.95)	—	—

Pro forma net income (loss)	$(0.81)	$0.91	$2.32

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	2002	2003	2004

Diluted income (loss) per share:
Pro forma net income before cumulative effect of a change in accounting principle	$0.14	$0.77	$2.10
Cumulative effect of a change in accounting principle	(0.91)	—	—

Pro forma net income (loss)	$(0.77)	$0.77	$2.10

(13)	Goodwill and Other Intangible Assets
      In July 2001, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings but instead be reviewed periodically for impairment, including an annual test performed on December 31. The Company implemented this accounting standard on January 1, 2002, resulting in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000) during the year ended December 31, 2002, based on a relief from royalty valuation analysis. This noncash impairment charge included a write-down of approximately $7,800,000 for UGG goodwill and approximately $1,200,000 on an after-tax basis for Simple goodwill. As a result of these write-downs, UGG has approximately $6,100,000 of goodwill remaining at December 31, 2002 and Simple has no remaining goodwill, which has been included in intangible assets in the accompanying consolidated balance sheets. The impairment charge has been recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the year ended December 31, 2002.
      In accordance with SFAS 142, the Company did not record any goodwill amortization for the years ended December 31, 2002, 2003 or 2004.
     Summary of Intangible Assets

	As of December 31, 2004

		Weighted
	Gross	Average		Net
	Carrying	Amortization	Accumulated	Carrying
	Amount	Period	Amortization	Amount

Amortizable intangible assets	$1,858,000	6 years	$721,000	$1,137,000
Nonamortizable intangible assets:
Trademark	$51,152,000
Goodwill	18,030,000

	$69,182,000

      Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2002, 2003 and 2004 was $1,049,000, $276,000 and $253,000, respectively. Estimated amortization expense for the next five years is: $310,000 in 2005, $310,000 in 2006, $268,000 in 2007, $129,000 in 2008 and $119,000 in 2009.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(14)	Licensing
      The Company has initiated a program to selectively license its brand names in product categories beyond footwear. The Company currently has three domestic licenses for UGG, consisting of licenses for handbags, outerwear and cold weather accessories. The handbag and outerwear licensees began delivering products in 2004, whereas the cold weather accessories licensee is expected to begin deliveries in the Fall 2005 season. The Company has also initiated a Teva license program, which currently includes five domestic license agreements, consisting of U.S. licenses for men’s sportswear, headwear, eyewear, timepieces and socks, and has signed a Canadian sportswear license. The Teva licensees are expected to begin delivering products in 2005.
      For several of its initial licensing arrangements, the Company used BHPC Global Licensing, Inc. (“BHPC”), a full service licensing agency, to identify candidates and coordinate its licensing business. The Company pays BHPC a commission on license income related to the licensing agreements that BHPC coordinated on its behalf. In 2004, The Company paid BHPC approximately $168,000. BHPC is owned by one of our directors, Daniel L. Terheggen.
      The Company recognizes license income upon shipment of the products by the licensees and records a corresponding fee to BHPC for the underlying shipments. License income, net of any fees to BHPC, is included in net sales in the accompanying statement of operations. For the year ended December 31, 2004, the Company recognized net license revenues of approximately $950,000, primarily related to our UGG handbag and outerwear licenses.

Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2002, 2003 and 2004

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year

Year ended December 31, 2002:
Allowance for doubtful accounts	$2,014,000	1,785,000	1,846,000	1,953,000
Reserve for sales discounts	806,000	713,000	837,000	682,000
Reserve for sales returns	1,235,000	2,293,000	2,273,000	1,255,000
Year ended December 31, 2003:
Allowance for doubtful accounts	$1,953,000	504,000	876,000	1,581,000
Reserve for sales discounts	682,000	741,000	878,000	545,000
Reserve for sales returns	1,255,000	3,791,000	3,801,000	1,245,000
Year ended December 31, 2004:
Allowance for doubtful accounts	$1,581,000	580,000	365,000	1,796,000
Reserve for sales discounts	545,000	1,508,000	568,000	1,485,000
Reserve for sales returns	1,245,000	7,104,000	6,618,000	1,731,000
See accompanying report of independent registered public accounting firm.

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
      All additional information required by this item, including information relating to Directors and Executive Officers of the Registrant, is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

Item 11.	Executive Compensation
      Information relating to Executive Compensation is set forth under “Proposal No. 1 — Election of Directors” in the Company’s definitive proxy statement relating to the Registrant’s 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under “Proposal No. 1 — Election of Directors” in the Company’s definitive proxy statement relating to the Registrant’s 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information relating to Certain Relationships and Related Transactions is set forth under “Proposal No. 1 — Election of Directors” in the Company’s definitive proxy statement relating to the Registrant’s 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information relating to Principal Accountant Fees and Services is set forth under “Proposal No. 1 — Election of Directors” in the Company’s definitive proxy statement relating to the Registrant’s 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2004, and such information is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on page 49 hereof.

Exhibit

2.1	Certificate of Ownership and Merger Merging Deckers Corporation into Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation. (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.2	Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.1	1993 Employee Stock Incentive Plan. (Exhibit 99 to the Registrant’s Registration Statement on Form S-8, File No. 33-47097 and incorporated by reference herein)
#10.2	Form of Incentive Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.3	Form of Non-Qualified Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.4	Form of Restricted Stock Agreement. (Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.5	Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.6	First Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.7	Second Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.8	Third Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.9	Deckers Outdoor Corporation 1995 Employee Stock Purchase Plan. (Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
#10.10	Amended Compensation Plan for Outside Members of the Board of Directors. (Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended September 30, 1996 and incorporated by reference herein)
#10.11	Extension Agreement to Employment Agreement with Douglas B. Otto. (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 1996 and incorporated by reference herein)
10.12	Shareholder Rights Agreement, dated as of November 12, 1998. (Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended September 30, 1998 and incorporated by reference herein)
10.13	Revolving Credit Agreement dated as of February 21, 2002 among Deckers Outdoor Corporation, UGG Holdings, Inc. and Comerica Bank — California. (Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.)
#10.14	Employment Agreement dated March 29, 2002 between Douglas B. Otto and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant’s Form 10-Q for the period ended March 31, 2002 and incorporated by reference herein.)
10.15	Asset Purchase Agreement dated as of October 9, 2002 by and Among Mark Thatcher, Teva Sport Sandals, Inc. and Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)
10.16	Disclosure letter associated with the Asset Purchase Agreement. (Exhibit 2.2 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)+

Exhibit

#10.17	Employment Agreement dated November 25, 2002 between John A. Kalinich and Deckers Outdoor Corporation. (Exhibit 10.20 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
#10.18	Employment Agreement dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.21 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.19	Unsecured Subordinated Promissory Note dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.20	Note Purchase Agreement dated as of November 25, 2002 by and among Deckers Outdoor Corporation and The Peninsula Fund III Limited Partnership. (Exhibit 10.23 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.21	Amended and Restated Credit Agreement, dated as of November 25, 2002, by and among Deckers Outdoor Corporation, UGG Holdings Inc., and Comerica Bank-California. (Exhibit 10.24 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.22	Amendment Number One to Amended and Restated Revolving Credit Agreement dated April 29, 2003. (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.23	Amendment Number Two to Amended and Restated Revolving Credit Agreement dated June 27, 2003. (Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.24	Amendment Number One to Senior Subordination Agreement dated April 29, 2003. (Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).
10.25	Amendment Number Two to Senior Subordination Agreement dated June 27, 2003. (Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.26	Amendment Number Three to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank — California dated as of August 6, 2003. (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein)
10.27	Amendment Number Four to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of November 13, 2003 (Exhibit 10.27 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.28	Amendment Number Three to Senior Subordination Agreement dated November 13, 2003 (Exhibit 10.28 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.29	Employment Agreement effective as of January 1, 2004 between Douglas B. Otto and Deckers Outdoor Corporation (Exhibit 10.29 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.30	Employment Agreement effective as of January 1, 2004 between M. Scott Ash and Deckers Outdoor Corporation (Exhibit 10.30 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.31	Employment Agreement effective as of January 1, 2004 between Patrick C. Devaney and Deckers Outdoor Corporation (Exhibit 10.31 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.32	Employment Agreement effective as of January 1, 2004 between Constance X. Rishwain and Deckers Outdoor Corporation (Exhibit 10.32 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

Exhibit

#10.33	Employment Agreement effective as of January 1, 2004 between Robert P. Orlando and Deckers Outdoor Corporation (Exhibit 10.33 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.34	Lease Agreement dated November 1, 2003 between Ampersand Aviation, LLC and Deckers Outdoor Corporation for office building at 495-A South Fairview Avenue, Goleta, California, 93117 (Exhibit 10.34 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.35	Exclusive Independent Contractor Representation Agreement between Deckers Outdoor Corporation and BHPC Marketing, Inc. effective as of January 1, 2003 for representation of the Teva brand (Exhibit 10.35 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.36	*Amendment Number Five to Amended and Restated Credit Agreement between the Company and Comerica Bank — California dated as of February 28, 2005.
10.37	*Lease Agreement dated September 15, 2004 between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012
10.38	*First Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated December 1, 2004.
14.1	Deckers Outdoor Corporation’s Code of Ethics for Senior Officers, as approved by the Board of Directors on December 5, 2003. (Exhibit 14.1 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
21.1	*Subsidiaries of Registrant.
23.1	*Consent of Independent Registered Public Accounting Firm.
31.1	*Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Certain information in this Exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request as to the omitted portions of the Exhibit.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION
(Registrant)

/s/ Douglas B. Otto

Douglas B. Otto
Chief Executive Officer
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas B. Otto Douglas B. Otto	Chairman of the Board, President and Chief Executive Officer	March 16, 2005

/s/ M. Scott Ash M. Scott Ash	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Gene E. Burleson Gene E. Burleson	Director	March 16, 2005

/s/ John M. Gibbons John M. Gibbons	Director	March 16, 2005

/s/ Rex A. Licklider Rex A. Licklider	Director	March 16, 2005

/s/ Daniel L. Terheggen Daniel L. Terheggen	Director	March 16, 2005