Form 10-Q
period 2005-03-31
DECKERS OUTDOOR CORP
filed 2005-05-10
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑            No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑            No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 5, 2005

Common stock, $.01 par value	12,352,745

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$17,634,000	10,379,000
Short-term investments	—	15,475,000
Trade accounts receivable, less allowances for doubtful accounts, sales discounts and sales returns of $4,911,000 and $5,012,000 as of March 31, 2005 and December 31, 2004, respectively	39,206,000	40,226,000
Inventories	45,446,000	30,260,000
Prepaid expenses and other current assets	1,256,000	1,491,000
Deferred tax assets	3,240,000	3,240,000

Total current assets	106,782,000	101,071,000

Property and equipment, at cost, net	3,787,000	2,838,000
Intangible assets, net	70,242,000	70,319,000
Other assets	582,000	592,000

	$181,393,000	174,820,000

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$13,669,000	16,524,000
Accrued expenses	5,379,000	7,968,000
Income taxes payable	8,533,000	6,725,000

Total current liabilities	27,581,000	31,217,000

Deferred tax liabilities	2,607,000	2,607,000

Stockholders’ equity:
Series A preferred stock at liquidation preference, $.01 par value. Authorized, 5,000,000 shares (1,375,000 Series A); none issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; 12,341,795 shares issued and outstanding at March 31, 2005; 12,183,080 shares issued and outstanding at December 31, 2004	123,000	122,000
Additional paid-in capital	73,317,000	71,959,000
Retained earnings	77,478,000	68,591,000
Accumulated other comprehensive income	287,000	324,000

Total stockholders’ equity	151,205,000	140,996,000

	$181,393,000	174,820,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended
	March 31,
	2005	2004
Net sales	$64,263,000	44,272,000
Cost of sales	34,696,000	23,866,000

Gross profit	29,567,000	20,406,000

Selling, general and administrative expenses	15,168,000	10,778,000

Income from operations	14,399,000	9,628,000

Other (income) expense:
Interest, net	(69,000)	1,118,000
Other	1,000	(6,000)

Income before income taxes	14,467,000	8,516,000

Income taxes	5,580,000	3,134,000

Net income	$8,887,000	5,382,000

Net income per share:
Basic	$0.72	0.55
Diluted	0.69	0.49

Weighted average common shares outstanding:
Basic	12,285,000	9,747,000
Diluted	12,922,000	11,051,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-month period ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$8,887,000	5,382,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	572,000	433,000
Provision for doubtful accounts	707,000	211,000
Write-down of inventories	696,000	175,000
Non-cash stock compensation	198,000	44,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	313,000	(5,820,000)
Inventories	(15,882,000)	172,000
Prepaid expenses and other current assets	235,000	(394,000)
Other assets	10,000	249,000
Increase (decrease) in:
Trade accounts payable	(2,855,000)	3,310,000
Accrued expenses	(2,649,000)	318,000
Income taxes payable	1,808,000	3,251,000

Net cash (used in) provided by operating activities	(7,960,000)	7,331,000

Cash flows from investing activities:
Purchase of property and equipment	(1,444,000)	(458,000)
Proceeds from sale of short-term investments	15,475,000	—
Proceeds from sale of property and equipment	—	1,000

Net cash provided by (used in) investing activities	14,031,000	(457,000)

Cash flows from financing activities:
Net repayments of long-term debt	—	(3,000,000)
Net cash received from issuances of common stock	1,161,000	298,000

Net cash provided by (used in) financing activities	1,161,000	(2,702,000)

Effect of exchange rates on cash	23,000	14,000

Net increase in cash and cash equivalents	7,255,000	4,186,000
Cash and cash equivalents at beginning of period	10,379,000	6,662,000

Cash and cash equivalents at end of period	$17,634,000	10,848,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	532,000
Income taxes	3,771,000	14,000

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

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

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148. Under the provisions of SFAS 123 and SFAS 148, the Company has elected to continue to measure compensation cost for employees and nonemployee directors of the Company under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25 and comply with the pro forma disclosure requirements under SFAS 123 and SFAS 148. The Company applies the fair value techniques of SFAS 123 and SFAS 148 to measure compensation cost for options/warrants granted to nonemployees.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	General (Continued)

The following tables illustrate the effects on net income if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	Three-month period ended
	March 31,
	2005	2004
Net income as reported	$8,887,000	5,382,000
Add stock-based employee compensation expense included in reported net income, net of tax effect	122,000	28,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(241,000)	(156,000)

Pro forma net income	$8,768,000	5,254,000

Pro forma net income per share:
Basic	$0.71	0.54
Diluted	0.68	0.48

(d)	Reclassifications

Certain reclassifications have been made to the December 31, 2004 and March 31, 2004 balances to conform to the 2005 presentation.

(2)	Comprehensive Income

Comprehensive income is the total of net income and all other nonowner changes in equity. At March 31, 2005 and December 31, 2004, accumulated other comprehensive income of $287,000 and $324,000, respectively, consisted entirely of cumulative foreign currency translation adjustment. The Company does not have any other transactions or other economic events that qualify as comprehensive income.

Comprehensive income is determined as follows:

	Three-month period ended
	March 31,
	2005	2004
Net income	$8,887,000	5,382,000
Cumulative foreign currency translation adjustment	(37,000)	(18,000)

Total comprehensive income	$8,850,000	5,364,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Income per Share

Basic income per share represents net income divided by the weighted average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the three-month periods ended March 31, 2005 and 2004, the difference between the weighted average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock.

The reconciliations of basic to diluted weighted average common shares outstanding are as follows for the three-month periods ended March 31, 2005 and 2004:

	Three-month period ended
	March 31,
	2005	2004
Weighted average shares used in basic computation	12,285,000	9,747,000
Dilutive impact of stock options	637,000	1,304,000

Weighted average shares used for diluted computation	12,922,000	11,051,000

All options outstanding as of March 31, 2005 and 2004 were included in the computation of diluted income per share for the three-month periods ended March 31, 2005 and 2004. As of March 31, 2005, the Company excluded 59,750 contingently issuable shares of common stock underlying its nonvested stock units from both the basic and diluted income per share computations.

(4)	Credit Facility

The Company has a revolving credit facility with Comerica Bank-California (the “Facility”) that expires June 1, 2006 and provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (5.75% at March 31, 2005) or at the Company’s option, at LIBOR (2.87% at March 31, 2005) plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets of the Company. The Facility includes annual commitment fees of $100,000 for 2004 and $60,000 for 2005. At March 31, 2005, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit, and as a result, we had credit availability under the Facility of $20,000,000 at March 31, 2005.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended March 31, 2005, the Company recorded an income tax expense of $5,580,000, representing an effective income tax rate of 38.6%. For the three months ended March 31, 2004, the Company recorded an income tax expense of $3,134,000, representing an effective income tax rate of 36.8%.

(6)	Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No.123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. On April 21, 2005, the Securities and Exchange Commission amended Regulation S-X to change the adoption date of SFAS No. 123R to the first interim period in the first fiscal year beginning after June 15, 2005. We are, therefore, required to adopt the provisions of SFAS No. 123R effective January 1, 2006.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Business Segments

Management of the Company has determined that its reportable segments are its strategic business units. The four reportable business segments are the Teva, UGG and Simple wholesale divisions and the Company’s Internet and catalog retailing business. The Company evaluates performance based on net sales and income from operations. The Company’s reportable business segments are strategic business units responsible for the worldwide operations of each of its brands. They are managed separately because each business requires different marketing, research and development, design, sourcing, and sales strategies. The income from operations for each of the segments includes only those costs that are specifically related to each brand, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization, and the costs of employees directly related to the brands. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation and facilities costs. The operating income derived from Internet and catalog sales to third parties is separated into two components: (i) the wholesale profit is included in the operating income of each of the three brands, and (ii) the retail profit is included in the operating income of the Internet/catalog segment.

Net sales and operating income (loss) by business segment for the three months ended March 31, 2005 and 2004 are summarized as follows:

	Three months ended
	March 31,
	2005	2004
Net sales to external customers:
Teva wholesale	$38,421,000	36,506,000
UGG wholesale	18,754,000	2,647,000
Simple wholesale	2,123,000	1,515,000
Internet/catalog	4,965,000	3,604,000

	$64,263,000	44,272,000

	Three months ended
	March 31,
	2005	2004
Income (loss) from operations:
Teva wholesale	$13,357,000	12,383,000
UGG wholesale	5,881,000	862,000
Simple wholesale	203,000	(163,000)
Internet/catalog	1,167,000	1,001,000
Unallocated overhead costs	(6,209,000)	(4,455,000)

	$14,399,000	9,628,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Business Segments (Continued)

Business segment asset information as of March 31, 2005 and December 31, 2004 is summarized as follows:

	March 31,	December 31,
	2005	2004
Total assets for reportable segments:
Teva wholesale	$107,641,000	87,380,000
UGG wholesale	44,231,000	50,457,000
Simple wholesale	4,302,000	4,303,000
Internet/catalog	270,000	160,000

	$156,444,000	142,300,000

The assets allocable to each reporting segment generally include accounts receivable, inventories, intangible assets, and certain other assets that are specifically identifiable with one of the Company’s business segments. Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company’s cash and cash equivalents, short-term investments, refundable and deferred tax assets and various other assets shared by the Company’s segments.

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004
Total assets for reportable segments	$156,444,000	142,300,000
Unallocated deferred tax assets	3,225,000	3,225,000
Other unallocated corporate assets	21,724,000	29,295,000

Consolidated total assets	$181,393,000	174,820,000

(8)	Contingencies

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

We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements include:

•	our ability to anticipate fashion trends;

•	whether the UGG brand will continue to grow at the rate it has experienced in the recent past;

•	possible shortages in top quality sheepskin, which could interrupt product manufacturing and increase product costs;

•	the risk that we are unable to accurately forecast consumer demand, which may result in excess inventory to liquidate or, conversely, may result in difficulty in filling customers’ orders;

•	the sensitivity of the footwear industry to changes in general economic conditions;

•	whether we are successful in implementing our growth strategy;

•	the success of our customers;

•	our ability to protect our intellectual property;

•	the risk that counterfeiting can harm our sales or our brand image;

•	our ability to develop and patent new technologies as our existing patents expire;

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

•	the difficulty of matching inventory to future customer demand;

•	the risk that retailers might cancel or postpone delivery on existing orders;

•	our dependence on independent manufacturers to supply our products;

•	the risk that raw materials do not meet our specifications or that the prices of raw materials may increase, which would potentially cause a high return rate, a loss of sales or a reduction in our gross margins;

•	risks of international commerce resulting from our reliance on manufacturers outside the U.S.;

•	the potential impact of litigation;

•	the risk that our manufacturers, suppliers or licensees might fail to conform to labor laws or to our ethical standards;

•	the need to secure sufficient and affordable sources of raw materials;

•	our reliance on licensing partners to expand our business and their ability to sell their licensed products;

•	the challenge of managing our brands for growth;

•	our ability to successfully identify, develop or acquire, and build new brands;

•	potential fluctuations in quarterly results in future periods, which may prevent us from meeting expectations and have an adverse effect on the price of our common stock;

•	dependence on key employees;

•	currency risk;

•	the sensitivity of our sales, particularly of the Teva® and UGG® brands, to seasonal and weather factors;

•	our reliance on independent distributors in international markets;

•	economic and political risks that could affect our sales revenue from international markets;

•	legal compliance challenges and political and economic risk in our international markets;

•	delays and unexpected costs that can result from customs regulations;

•	our dependence on computer and communications systems;

•	the effect of consolidations and restructurings on our customers in the footwear industry;

•	the effect of intense competition from footwear companies with greater resources;

•	consolidations, restructurings and other ownership changes in the retail industry, which could affect the ability of our wholesale customers to purchase and market our products; and

•	the threat that terrorism could disrupt commerce in the U.S. and abroad.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

In addition, our stock price may be affected by:

•	the degree of control of our company exercised by management through its stock holdings;

•	historical volatility in our stock price;

•	the potential dilutive impact of any future issuances of Common Stock; and

•	the tendency of anti-takeover provisions of our charter documents, our stockholder rights plan and Delaware law to dissuade potential purchasers of the Company.

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

Our business has been impacted by several important trends affecting our end markets:

•	The markets for casual, outdoor and athletic footwear have grown significantly during the last decade. We believe this growth is a result of the trend toward casual dress in the workplace, increasingly active outdoor lifestyles and a growing emphasis on comfort.

•	Consumers are more often seeking footwear designed to address a broader array of activities with the same quality, comfort and high performance attributes they have come to expect from traditional athletic footwear.

•	Our customers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market creators and leaders.

By emphasizing our brand image and our focus on comfort, performance and authenticity, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations caused by changing fashions and changes in consumer preferences.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Set forth below is an overview of the various components of our business, including some of the important factors that affect each business and some of our strategies for growing each business.

Teva Overview

Our Teva lines experienced strong market acceptance in recent years. Teva’s products have benefited from several factors, but most prominently a general shift in consumer preferences and lifestyles to include more outdoor recreational activities. At the same time, our consumers are increasingly purchasing our Teva products for everyday wear, and our Teva brand now includes several closed-toe footwear lines. As a result, our brand remains popular among professional and amateur outdoorsmen seeking authentic, performance-oriented footwear, as well as general footwear consumers seeking high quality, durable and comfortable styles for everyday use.

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

UGG Overview

Since early 2003, our UGG brand has received increased media exposure, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus on UGG was driven by the product’s unique styling and resulting brand name identification, Australian heritage and adoption by high-profile film and television celebrities as a favored footwear brand. We believe this increased media attention has enabled us to introduce the brand to consumers much faster than we would have ordinarily been able to. As a result of the subsequent rapid growth in demand, we were sold out of key UGG products throughout much of 2004, and given the long lead times required to replenish our inventory, we were unable to fill many retailer reorders and many direct Internet and catalog orders. In order to improve our ability to meet demand and to ensure more timely deliveries in 2005, we have since improved our production timelines and sourcing, resulting in an increase in our UGG inventory levels to $26,106,000 at March 31, 2005 from $3,666,000 at March 31, 2004. See “— Liquidity and Capital Resources.”

Increased media exposure has also contributed to geographic expansion for the UGG brand. UGG has been a well-known brand in California for many years and has only recently become a recognized brand across the remainder of the country. We believe that a portion of UGG’s increased demand is due to our continued geographical expansion across the U.S. In addition, we have recently begun to expand our distribution and marketing overseas in order to satisfy virtually untapped international markets. We believe the international markets represent an attractive opportunity to grow UGG’s sales.

We believe the fundamental comfort and functionality of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

of this strategy, we have expanded our product line to 86 models in 2005 from 52 models in 2002. Nevertheless, we cannot assure investors that UGG sales will continue to grow at their recent pace or that revenue from UGG products will not at some point possibly decline.

We depend on a limited number of key resources for sheepskin, the principal raw material for our UGG products. Four suppliers currently provide all of the sheepskin purchased by our independent manufacturers. The top quality sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of the infected herd and could have a material adverse effect on the availability of sheepskin for our products. The supply of sheepskin can also be adversely impacted by drought conditions. Our potential inability to obtain top quality sheepskin for UGG products could impair our ability to meet our production requirements for UGG in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. There have also been significant increases in the prices of footwear quality sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers. While we believe the supply of top quality sheepskin has improved for the 2005 season, we still expect the demand for this material to continue to outpace supply, leading to shortages and our inability to produce as much of certain styles as our customers would like to order. Looking beyond the next year, if demand continues to be strong, we would expect the supply of top quality sheepskin to continue to increase in response to the demand. However, we have little control over the supply or the overall demand for top quality sheepskin and, accordingly, can provide no assurances about the sufficiency of future supplies of top quality sheepskin.

Simple Overview

Following three consecutive years of net sales declines in our Simple product line through 2003, we recently implemented a strategy to improve Simple’s results of operations and generate renewed interest in the Simple brand. As a result, net sales for Simple increased 40.6% in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, leading to a positive brand contribution to earnings from operations for the brand. Instrumental in this turnaround has been the renewed focus on Simple’s successful legacy collections, including clogs and sneakers, and narrowing the number of styles available. At the same time, we have changed our sales and distribution efforts. While Simple products are sold through many of the same retailers that carry our Teva and UGG lines, the Simple products will also, in some cases, be sold through distribution channels that are precluded from offering our Teva and UGG brands. We expect our Simple brand to experience growth as we continue to develop our re-focused product line and successfully implement our channel management strategies.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Licensing Overview

We have recently embarked on a strategy to license our well-known and respected footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. We currently have several licensing agreements for Teva, including domestic licenses for timepieces, eyewear, headwear and socks and a Canadian license for sportswear. We have recently terminated our previous domestic licensing agreement for men’s sportswear and are currently pursuing potential future licensees. We also have licensing arrangements for UGG for handbags and other small leather goods, outerwear and cold weather accessories. We are pursuing additional licensing opportunities for our brands both in the U.S. and abroad. Because this licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize license revenues and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time if our licensees can sell the licensed products in the quantities they have promised. Beginning in the third quarter of 2004, our licensees began to ship their products. For the three months ended March 31, 2005, we recognized net license revenues of $201,000, primarily related to our UGG handbag and our Teva headwear and eyewear licenses. The minimum net annual royalties that we are scheduled to receive under the existing licensing agreements, assuming renewal options are exercised, are $476,000 in 2005, $1,050,000 in 2006, $1,401,000 in 2007, $1,476,000 in 2008 and $1,537,000 in 2009. The activity within the licensing segment is very small in relation to the consolidated operations and, therefore, separate segment information is not presented.

Seasonality

Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters, while the quarter with the highest percentage of annual net sales for Simple has varied from year to year.

2005
First
Quarter
Net sales	$64,263,000
Income from operations	$14,399,000

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$44,272,000	$40,546,000	$55,797,000	$74,172,000
Income from operations	$9,628,000	$9,274,000	$9,358,000	$14,202,000

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$36,102,000	$24,342,000	$24,894,000	$35,717,000
Income from operations	$8,087,000	$4,678,000	$1,782,000	$4,891,000

With the dramatic growth in UGG in recent years, combined with the introduction of a fall Teva line, net sales in the last half of 2004 exceeded that for the first half of 2004. Given our expectations for each of our brands in 2005, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “— Forward-Looking Statements” above.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended
	March 31,
	2005	2004
Net sales by location:
United States	$49,163,000	31,398,000
International	15,100,000	12,874,000

Total	$64,263,000	44,272,000

Net sales by product line and consumer direct business:
Teva:
Wholesale	$38,421,000	36,506,000
Internet/catalog	963,000	935,000

Total	39,384,000	37,441,000

UGG:
Wholesale	18,754,000	2,647,000
Internet/catalog	3,758,000	2,501,000

Total	22,512,000	5,148,000

Simple:
Wholesale	2,123,000	1,515,000
Internet/catalog	244,000	168,000

Total	2,367,000	1,683,000

Total	$64,263,000	44,272,000

	Three Months Ended
	March 31,
	2005	2004
Income (loss) from operations by product line and consumer direct business:
Teva wholesale	$13,357,000	12,383,000
UGG wholesale	5,881,000	862,000
Simple wholesale	203,000	(163,000)
Internet/catalog	1,167,000	1,001,000
Unallocated overhead costs	(6,209,000)	(4,455,000)

Total	$14,399,000	9,628,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the increase in each item of operating data between the periods.

	Three Months Ended		Percent
	March 31,		Increase
	2005	2004	2005 to 2004
Net sales	100.0%	100.0%	45.2%
Cost of sales	54.0	53.9	45.4

Gross profit	46.0	46.1	44.9
Selling, general and administrative expenses	23.6	24.3	40.7

Income from operations	22.4	21.7	49.6
Other (income) expense, net	(0.1)	2.5	*

Income before income taxes	22.5	19.2	69.9
Income taxes	8.7	7.1	78.0

Net income	13.8%	12.2%	65.1%

*	Calculation of percentage change is not meaningful.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Overview. For the three months ended March 31, 2005, we had net sales of $64,263,000 and income from operations of $14,399,000 compared to net sales of $44,272,000 and income from operations of $9,628,000 for the three months ended March 31, 2004. These results were primarily due to increased demand for all three of our product lines during the quarter.

Net Sales. Net sales increased by $19,991,000, or 45.2%, to $64,263,000 for the three months ended March 31, 2005 from $44,272,000 for the three months ended March 31, 2004. Net sales increased for the three months ended March 31, 2005 due primarily to: (1) an increase in the total number of units sold for each of our three brands, resulting in a 27.4% overall increase in the volume of footwear sold to 2,822,000 pairs for the three months ended March 31, 2005 from 2,215,000 pairs for the three months ended March 31, 2004, (2) a greater amount of carryover UGG inventory on hand during the first three months of 2005 compared to the first three months of 2004, and (3) the expansion of the Internet and catalog retailing business. In addition, the weighted average wholesale selling price per unit increased 14.1% to $21.23 for the three months ended March 31, 2005 from $18.61 for the three months ended March 31, 2004, caused by an increase in sales of UGG products, which generally carry higher average selling prices, partially offset by increased sales of Teva thongs, which generally carry a lower average selling price than sales of other products.

Net wholesale sales of Teva increased by $1,915,000, or 5.2%, to $38,421,000 for the three months ended March 31, 2005 from $36,506,000 for the three months ended March 31, 2004. This increase was primarily due to increased sales in the domestic market, caused by increased sales volume of sport sandals, selective addition of new distribution channels in our domestic market, increased sales volume of thongs and slides, increased sales volume of certain styles of the recently introduced closed-toe footwear offerings and increased closeout sales. See “— Overview — Teva Overview” above.

Net wholesale sales of UGG increased by $16,107,000, or 608.5%, to $18,754,000 for the three months ended March 31, 2005 from $2,647,000 for the three months ended March 31, 2004, primarily as a result of several factors, including deliveries of the first UGG Spring product line during the three months ended March 31,

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

2005, whereas, during the three months ended March 31, 2004, we did not offer an UGG Spring product line. Also, during the first quarter of 2005, we were able to deliver carryover shipments of our 2004 Fall and Holiday product, whereas, during the first quarter of 2004, we had a very limited amount of product available to ship. In addition, our sales of UGG products to international markets were $1,889,000 for the three months ended March 31, 2005; whereas, we had virtually no international sales in the three months ended March 31, 2004. See “— Overview — UGG Overview” above.

Net wholesale sales of Simple increased by $608,000, or 40.1%, to $2,123,000 for the three months ended March 31, 2005 from $1,515,000 for the three months ended March 31, 2004. This increase was largely due to a renewed interest in the Simple brand, including continued growth in the sales of the Sugar and other sneaker styles, and the successful introduction of the new line of Simple clogs. See “— Overview — Simple Overview” above.

Net sales of the Internet and catalog retailing business increased by $1,361,000, or 37.8%, to $4,965,000 for the three months ended March 31, 2005 from $3,604,000 for the three months ended March 31, 2004. For the three months ended March 31, 2005, net sales of the Internet and catalog retailing business included retail sales of Teva of $963,000, UGG of $3,758,000 and Simple of $244,000. For the three months ended March 31, 2004, the breakdown consisted of sales of Teva of $935,000, UGG of $2,501,000 and Simple of $168,000. The increase in net sales of the Internet and catalog retailing business was due to the increased demand for the underlying brands, increased awareness of the Internet site and increased consumer acceptance of online purchasing. See “— Overview — Internet and Catalog Retailing Overview” above.

International sales for all of our products increased by $2,226,000, or 17.3%, to $15,100,000 for the three months ended March 31, 2005 from $12,874,000 for the three months ended March 31, 2004, representing 23.5% of net sales for the three months ended March 31, 2005 and 29.1% of net sales for the three months ended March 31, 2004. The higher dollar amount of international sales resulted from our sales of more UGG product to the international markets in order to begin to expand in those territories, our international expansion strategy and the lower relative pricing to European customers due to the strength of the Euro. Because domestic sales increased 56.6% in the first quarter of 2005 compared to the same period a year ago, our overall international sales as a percentage of total sales decreased in the first quarter of 2005 compared to the same period in 2004.

Gross Profit. Gross profit increased by $9,161,000, or 44.9%, to $29,567,000 for the three months ended March 31, 2005, from $20,406,000 for the three months ended March 31, 2004. As a percentage of net sales, gross profit margin was 46.0% for the three months ended March 31, 2005 compared to 46.1% for the three months ended March 31, 2004. The slight decrease in gross margin was the result of several offsetting factors, including the shift in sales mix as a result of the significant increase in net sales of UGG products, which generally have a lower average gross margin than sales of Teva products. This was partially offset by the increase in higher gross margin Internet and catalog sales and a reduced impact of closeout sales in 2005 compared to 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $4,390,000, or 40.7%, to $15,168,000 for the three months ended March 31, 2005 from $10,778,000 for the three months ended March 31, 2004. As a percentage of net sales, SG&A decreased to 23.6% for the three months ended March 31, 2005 from 24.3% for the three months ended March 31, 2004 due to continued leverage of our operating costs on the higher sales volume. The increase in the dollar amount of SG&A expenses was due to a combination of factors, including higher costs associated with the increased revenue, increased marketing costs, increased bad debt expenses, and costs related to the initial compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The continued leverage of our SG&A expenses resulted in a 70 basis point improvement in our operating margin to 22.4% of sales for the first quarter of 2005 compared to 21.7% for the same period a year ago.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Income from Operations. Income from operations increased by $4,771,000, or 49.6%, to $14,399,000 in the three-month period ended March 31, 2005 from $9,628,000 in the three-month period ended March 31, 2004. This was due primarily to the increase in net sales and the reduction in SG&A expenses as a percentage of sales, as discussed above.

Income from operations of Teva wholesale increased by $974,000, or 7.9%, to $13,357,000 for the three months ended March 31, 2005 from $12,383,000 for the three months ended March 31, 2004. This increase was largely due to the increased sales volume and lower bad debt expense, partially offset by higher marketing expenses and selling commissions related to the higher sales volume.

Income from operations of UGG wholesale increased by $5,019,000, or 582.3%, to $5,881,000 for the three months ended March 31, 2005, from $862,000 for the three months ended March 31, 2004. This was largely due to the $16,107,000 increase in net sales, partially offset by higher selling commissions, increased bad debt expense, marketing expenses and payroll costs related to the higher sales volume.

Income from operations of Simple wholesale increased by $366,000 to $203,000 for the three months ended March 31, 2005 from a loss from operations of $163,000 for the three months ended March 31, 2004. This was primarily due to a $608,000 increase in net sales, partially offset by a slight increase in bad debt expense and an improvement in gross margin caused by a reduced impact of closeout sales.

Income from operations of our Internet and catalog business increased by $166,000, or 16.6%, to $1,167,000 for the three months ended March 31, 2005, from $1,001,000 for the three months ended March 31, 2004. This was largely due to the increase in net sales of $1,361,000 during the period primarily from the continued growth in popularity of online sales and the strength of our underlying brands, partially offset by a corresponding increase in related costs.

Unallocated overhead costs increased by $1,754,000, or 39.4%, to $6,209,000 for the three months ended March 31, 2005 from $4,455,000 for the three months ended March 31, 2004, resulting primarily from the addition of a new distribution center, increased warehousing and shipping costs on the higher sales volume and increased accounting and audit fees associated with the Company’s compliance with internal controls procedures under Section 404 of the Sarbanes-Oxley Act of 2002.

Other (Income) Expense. Net interest income for the first quarter was $69,000 for the three months ended March 31, 2005, compared with a net interest expense of $1,118,000 for the three months ended March 31, 2004. The interest expense in 2004 resulted principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002, which we subsequently paid off in full during the second quarter of 2004. Since the Company had no outstanding borrowings in the first quarter of 2005, we received interest income on our cash balances. Other (income) expense exclusive of net interest (income) expense was not material in either period.

Income Taxes. For the three months ended March 31, 2005, income tax expense was $5,580,000, representing an effective income tax rate of 38.6%. For the three months ended March 31, 2004, income tax expense was $3,134,000 representing an effective income tax rate of 36.8%. The increase in the effective tax rate was primarily due to a higher pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the current year. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income. Our net income increased 65.1% to $8,887,000 from $5,382,000 as a result of higher net sales and lower SG&A expenses as a percentage of sales, as discussed above. Our earnings per diluted share increased 40.8% to $0.69 from $0.49 as a result of the increase in net income, partially offset by the increase in the weighted average common shares outstanding due to the follow-on public offering in May 2004.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. See “— Contractual Obligations” below. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations and the credit availability under our $20,000,000 revolving credit facility.

The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. Teva generally begins to build inventory levels beginning in the fourth quarter and first quarter in anticipation of the spring selling season that occurs in the first and second quarters, whereas UGG generally begins to build its inventories in the second quarter and third quarter to support sales for the fall and winter selling seasons, which historically occur during the third and fourth quarters. However, given the currently increased demand for UGG products, we have also begun to build our inventories at March 31, 2005 to support the increased sales expectations for our upcoming Fall season. Our Simple product line is less seasonal and less significant to total inventory than our Teva and UGG lines.

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

Cash from Operating Activities. Net cash used in operating activities was $7,960,000 for the three months ended March 31, 2005 versus net cash provided by operating activities of $7,331,000 for the three months ended March 31, 2004. The change in net cash from operating activities for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was largely due to an increase in cash used to purchase inventories and pay down accounts payable and accrued expenses, partially offset by increased earnings during the period. Net working capital improved by $9,347,000 to $79,201,000 as of March 31, 2005 from $69,854,000 as of December 31, 2004, primarily as a result of the earnings for the period.

Cash From Investing Activities. For the three months ended March 31, 2005, net cash provided by investing activities was $14,031,000, which was comprised primarily of the sale of short-term investments held by the Company at December 31, 2004. The cash provided by investing activities was partially offset by cash used for capital expenditures, primarily related to the opening of an additional distribution center, the replacement of certain trade show booths and computer equipment, as well as the purchase of promotional vehicles for the Teva marketing team. For the three months ended March 31, 2004, net cash used in investing activities was $457,000, which consisted almost entirely of capital expenditures.

Cash from Financing Activities. For the three months ended March 31, 2005, net cash provided by financing activities was $1,161,000 compared to net cash used in financing activities of $2,702,000 for the three months ended March 31, 2004. For the three months ended March 31, 2005, the net cash provided by financing activities was made up entirely from cash received from the exercise of stock options. For the three months ended March 31, 2004, the net cash used in financing activities was largely a result of the partial repayment of long-term debt, which was partially offset by cash received from the exercise of stock options.

Our liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At March 31, 2005, working capital was $79,201,000 including $17,634,000 of cash. Cash used in operating

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

activities aggregated $7,960,000 for the three months ended March 31, 2005. Trade accounts receivable decreased by 2.5% to $39,206,000 at March 31, 2005 from $40,226,000 at December 31, 2004, largely due to seasonally lower revenues in the first quarter of 2005 compared to the fourth quarter of 2004. Accounts receivable turnover decreased to 7.6 times in the twelve months ended March 31, 2005 from 8.1 times in the twelve months ended December 31, 2004.

Inventories increased by 50.2% to $45,446,000 at March 31, 2005 from $30,260,000 at December 31, 2004, reflecting a $1,990,000 increase in Teva inventory, a $13,039,000 increase in UGG inventory and a $157,000 increase in Simple inventory. Overall, inventory turnover decreased to 4.8 times for the twelve months ended March 31, 2005 from 5.5 times for the twelve months ended December 31, 2004 largely due to increased inventory levels. The $1,990,000 increase in Teva inventory occurred largely due to seasonality, but also because we saw a slower start to the Spring selling season due to unseasonable cold, wet weather across the country. The $13,039,000 increase in UGG inventory at March 31, 2005 was due to the building of inventory in order to better meet demand and ensure more timely deliveries to our retail partners in the second half of the year and to support the anticipated growth for the UGG Fall and Winter season this year. The $157,000 increase in Simple inventory at March 31, 2005, compared to December 31, 2004, was largely due to an anticipated sales increase.

Our revolving credit facility with Comerica Bank-California provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. Up to $10,000,000 of borrowings may be in the form of letters of credit. The facility bears interest at the lender’s prime rate (5.75% at March 31, 2005) or, at our option, at LIBOR (2.87% at March 31, 2005) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all of our assets. The facility includes annual commitment fees, which were $100,000 for 2004 and $60,000 for 2005. The facility expires on June 1, 2006. At March 31, 2005, we had no outstanding borrowings under the facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit, and as a result, we had credit availability under the facility of $20,000,000 at March 31, 2005.

The agreements underlying the bank credit facility contain several financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at March 31, 2005, and remain so as of the date of this report.

Capital expenditures totaled $1,444,000 for the three months ended March 31, 2005, and related primarily to the opening of an additional distribution center, the replacement of certain trade show booths and computer equipment, as well as the purchase of promotional vehicles for the Teva marketing team. We currently have no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2005 will range from approximately $2,000,000 to $3,000,000 and may include additional costs associated with the additional distribution center and upgrades of certain other computer equipment. The actual amount of capital expenditures for the remainder of 2005 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

Contractual Obligations. The following table summarizes our contractual obligations at March 31, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$7,609,000	$2,265,000	$3,454,000	$1,890,000	—

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

In addition, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing, known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable under the circumstances. Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We have historically been accurate in our estimates used for the reserves and allowances below. We believe that the estimates and assumptions below are among those most important to an understanding of our condensed consolidated financial statements contained in this report.

Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a general reserve for the balance of accounts based on our historical loss experience. Reserves have been fully established for all expected or probable losses of this nature. The gross trade accounts receivable balance was $44,117,000 and the allowance for doubtful accounts was $2,284,000 at March 31, 2005, compared to gross trade accounts receivable of $45,238,000 and the allowance for doubtful accounts of $1,796,000 at December 31, 2004. The increase in the allowance for doubtful accounts at March 31, 2005 compared to December 31, 2004 was primarily related to additional bad debt expense incurred as a result of non-payment by our U.K. distributor for UGG, which we terminated in March 2005. Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at March 31, 2005 by $325,000.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $1,172,000 at March 31, 2005 and $1,485,000 at December 31, 2004. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at March 31, 2005 by $117,000.

Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns decreased to $1,455,000 at March 31, 2005 from $1,731,000 at December 31, 2004, primarily as a result of lower net sales in the three months ended March 31, 2005 compared to the three months ended December 31, 2004. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at March 31, 2005 by approximately $480,000.

Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At March 31, 2005, inventories were stated at $45,446,000, net of inventory write-downs of $1,504,000. At December 31, 2004, inventories were stated at $30,260,000, net of inventory write-downs of $1,176,000. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount at March 31, 2005 by approximately $314,000.

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

Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No.123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. On April 21, 2005, the Securities and Exchange Commission amended Regulation S-X to change the adoption date of SFAS No. 123R to the first interim period in the first fiscal year beginning after June 15, 2005. We are, therefore, required to adopt the provisions of SFAS No. 123R effective January 1, 2006.

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

Market Risk

Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At March 31, 2005, we had no outstanding borrowings under the revolving line of credit. A 1.00% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Angel R. Martinez, and Chief Financial Officer, M. Scott Ash, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in making known to them in a timely manner material information relating to us (including our consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our disclosure objectives.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

     Item 3. Defaults upon Senior Securities. Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders. Not applicable

     Item 5. Other Information. Not applicable

     Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

3.2	Restated Bylaws of Deckers Outdoor Corporation (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-47097 and incorporated by reference herein)

10.1	Employment Agreement between Deckers Outdoor Corporation and Angel R. Martinez (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2005 and incorporated herein by reference)

31.1	Certification by the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: May 10, 2005	/s/ M. Scott Ash

M. Scott Ash, Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)