Form 10-Q
period 2005-06-30
DECKERS OUTDOOR CORP
filed 2005-08-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑                      No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 2, 2005
Common stock, $.01 par value	12,359,625

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$11,102,000	$10,379,000
Short-term investments	—	15,475,000
Trade accounts receivable, less allowances for doubtful accounts, sales discounts and sales returns of $3,443,000 and $5,012,000 as of June 30, 2005 and December 31, 2004, respectively	26,245,000	40,226,000
Inventories	66,672,000	30,260,000
Prepaid expenses and other current assets	1,366,000	1,491,000
Deferred tax assets	3,240,000	3,240,000

Total current assets	108,625,000	101,071,000

Property and equipment, at cost, net	4,211,000	2,838,000
Intangible assets, net	70,164,000	70,319,000
Other assets	612,000	592,000

	$183,612,000	$174,820,000

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$13,395,000	$16,524,000
Accrued expenses	5,625,000	7,968,000
Income taxes payable	7,880,000	6,725,000

Total current liabilities	26,900,000	31,217,000

Deferred tax liabilities	2,607,000	2,607,000

Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; 12,352,945 shares issued and outstanding at June 30, 2005; 12,183,080 shares issued and outstanding at December 31, 2004	123,000	122,000
Additional paid-in capital	73,543,000	71,959,000
Retained earnings	80,210,000	68,591,000
Accumulated other comprehensive income	229,000	324,000

Total stockholders’ equity	154,105,000	140,996,000

	$183,612,000	$174,820,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended
	June 30,
	2005	2004
Net sales	$40,341,000	$40,546,000
Cost of sales	24,372,000	21,640,000

Gross profit	15,969,000	18,906,000

Selling, general and administrative expenses	11,292,000	9,632,000

Income from operations	4,677,000	9,274,000

Other (income) expense:
Interest, net	6,000	1,171,000
Other	(4,000)	1,000

Income before income taxes	4,675,000	8,102,000

Income taxes	1,943,000	3,015,000

Net income	$2,732,000	$5,087,000

Net income per share:
Basic	$0.22	$0.47
Diluted	0.21	0.43

Weighted average common shares outstanding:
Basic	12,351,000	10,713,000
Diluted	12,886,000	11,920,000

     See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Six-month period ended
	June 30,
	2005	2004
Net sales	$104,604,000	$84,818,000
Cost of sales	59,068,000	45,506,000

Gross profit	45,536,000	39,312,000

Selling, general and administrative expenses	26,460,000	20,410,000

Income from operations	19,076,000	18,902,000

Other (income) expense:
Interest, net	(63,000)	2,289,000
Other	(3,000)	(5,000)

Income before income taxes	19,142,000	16,618,000

Income taxes	7,523,000	6,149,000

Net income	$11,619,000	$10,469,000

Net income per share:
Basic	$0.94	$1.02
Diluted	0.90	0.91

Weighted average common shares outstanding:
Basic	12,320,000	10,233,000
Diluted	12,909,000	11,505,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-month period ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$11,619,000	$10,469,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,134,000	877,000
Provision for doubtful accounts	442,000	81,000
Write-down of inventories	1,924,000	407,000
Loss on disposal of assets	—	6,000
Non-cash stock compensation	363,000	93,000
Changes in assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	13,539,000	(1,005,000)
Inventories	(38,336,000)	(1,999,000)
Prepaid expenses and other current assets	125,000	(503,000)
Other assets	(20,000)	722,000
Increase (decrease) in:
Trade accounts payable	(3,129,000)	(3,684,000)
Accrued expenses	(2,502,000)	2,709,000
Income taxes payable	1,155,000	4,597,000

Net cash (used in) provided by operating activities	(13,686,000)	12,770,000

Cash flows from investing activities:
Purchase of property and equipment	(2,352,000)	(929,000)
Proceeds from sale of property and equipment	—	20,000
Purchase of short-term investments	—	(11,000,000)
Proceeds from sale of short-term investments	15,475,000	—

Net cash provided by (used in) investing activities	13,123,000	(11,909,000)

Cash flows from financing activities:
Repayments of long-term debt	—	(30,287,000)
Borrowings from line of credit	5,000,000	—
Repayments of line of credit	(5,000,000)	—
Net cash received from issuances of common stock	1,222,000	36,139,000

Net cash provided by financing activities	1,222,000	5,852,000

Effect of exchange rates on cash	64,000	19,000

Net increase in cash and cash equivalents	723,000	6,732,000
Cash and cash equivalents at beginning of period	10,379,000	6,662,000

Cash and cash equivalents at end of period	$11,102,000	$13,394,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,000	$1,509,000
Income taxes	6,366,000	1,675,000

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(b)	Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns and discounts, impairment assessments and charges, deferred taxes, depreciation and amortization, litigation reserves, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities. Actual results could differ from these estimates.

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

	Three-month period ended
	June 30,
	2005	2004
Net income as reported	$2,732,000	5,087,000
Add stock-based employee compensation expense included in reported net income, net of tax effect	98,000	31,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(343,000)	(182,000)

Pro forma net income	$2,487,000	4,936,000

Net income per share:
Basic – as reported	$0.22	0.47
Basic – pro forma	0.20	0.46
Diluted – as reported	0.21	0.43
Diluted – pro forma	0.19	0.42

	Six-month period ended
	June 30,
	2005	2004
Net income as reported	$11,619,000	10,469,000
Add stock-based employee compensation expense included in reported net income, net of tax effect	220,000	59,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(584,000)	(338,000)

Pro forma net income	$11,255,000	10,190,000

Net income per share:
Basic – as reported	$0.94	1.02
Basic – pro forma	0.91	1.00
Diluted – as reported	0.90	0.91
Diluted – pro forma	0.88	0.89

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1)	General (Continued)
(d)	Reclassifications

Certain reclassifications have been made to the December 31, 2004 and June 30, 2004 balances to conform to the 2005 presentation.
(2)	Comprehensive Income

Comprehensive income is the total of net income and all other nonowner changes in equity. At June 30, 2005 and December 31, 2004, accumulated other comprehensive income of $229,000 and $324,000, respectively, consisted entirely of cumulative foreign currency translation adjustment. The Company does not have any other transactions or other economic events that qualify as comprehensive income.

Comprehensive income is determined as follows:

	Three-month period ended
	June 30,
	2005	2004
Net income	$2,732,000	5,087,000
Cumulative foreign currency translation adjustment	(58,000)	(12,000)

Total comprehensive income	$2,674,000	5,075,000

	Six-month period ended
	June 30,
	2005	2004
Net income	$11,619,000	10,469,000
Cumulative foreign currency translation adjustment	(95,000)	(30,000)

Total comprehensive income	$11,524,000	10,439,000

(3)	Income per Share

Basic income per share represents net income divided by the weighted average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the three and six-month periods ended June 30, 2005 and 2004, the difference between the weighted average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3)	Income per Share (Continued)

The reconciliations of basic to diluted weighted average common shares outstanding are as follows for the three and six-month periods ended June 30, 2005 and 2004:

	Three-month period ended
	June 30,
	2005	2004
Weighted average shares used in basic computation	12,351,000	10,713,000
Dilutive impact of stock options	535,000	1,207,000

Weighted average shares used for diluted computation	12,886,000	11,920,000

	Six-month period ended
	June 30,
	2005	2004
Weighted average shares used in basic computation	12,320,000	10,233,000
Dilutive impact of stock options	589,000	1,272,000

Weighted average shares used for diluted computation	12,909,000	11,505,000

Options to purchase 20,000 shares of common stock at prices ranging from $27.90 to $33.10 were outstanding during the three months ended June 30, 2005, and options to purchase 10,000 shares of common stock at a price of $33.10 were outstanding during the six months ended June 30, 2005, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock during the period, and, therefore, were anti-dilutive.

All options outstanding as of June 30, 2004 were included in the computation of diluted income per share for the three and six-month periods ended June 30, 2004.

The Company excluded 109,750 contingently issuable shares of common stock underlying its nonvested stock units from the diluted income per share computations for the three and six-month periods ended June 30, 2005. This is because the necessary conditions had not been satisfied for any shares to be issuable based on the Company’s performance through June 30, 2005.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4)	Credit Facility

The Company has a revolving credit facility with Comerica Bank-California (the “Facility”) that expires June 1, 2007 and provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (6.00% at June 30, 2005) or at the Company’s option, at LIBOR (3.34% at June 30, 2005) plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets of the Company. The Facility includes annual commitment fees of $60,000 for 2005. At June 30, 2005, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit, and as a result, we had credit availability under the Facility of $20,000,000 at June 30, 2005.

(5)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended June 30, 2005, the Company recorded an income tax expense of $1,943,000, representing an effective income tax rate of 41.6%. For the three months ended June 30, 2004, the Company recorded an income tax expense of $3,015,000, representing an effective income tax rate of 37.2%. For the six months ended June 30, 2005, the Company recorded an income tax expense of $7,523,000, representing an effective income tax rate of 39.3%. For the six months ended June 30, 2004, the Company recorded an income tax expense of $6,149,000, representing an effective income tax rate of 37.0%. The increase in the effective tax rate for both the three and six months ended June 30, 2005 over the prior year was primarily due to a higher projected annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the current year. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

(6)	Recent Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP FAS 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented by the Company would affect the Company’s tax provision and deferred tax assets and liabilities. However, given the uncertainties and complexities of the repatriation provision and the Company’s continuing evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6)	Recent Accounting Pronouncements (Continued)

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

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No.123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123R to the first interim period in the first fiscal year beginning after June 15, 2005. We are, therefore, required to adopt the provisions of SFAS No. 123R effective January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company plans to adopt this statement on January 1, 2006 and it is not expected to have a material effect on the financial statements upon adoption.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)	Business Segments (Continued)

Net sales and operating income (loss) by business segment for the three and six months ended June 30, 2005 and 2004 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales to external customers:
Teva wholesale	$22,922,000	25,283,000	61,343,000	61,789,000
UGG wholesale	11,987,000	8,762,000	30,741,000	11,409,000
Simple wholesale	1,925,000	1,640,000	4,048,000	3,155,000
Internet/catalog	3,507,000	4,861,000	8,472,000	8,465,000

	$40,341,000	40,546,000	104,604,000	84,818,000

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Income (loss) from operations:
Teva wholesale	$6,297,000	8,927,000	19,654,000	21,310,000
UGG wholesale	3,181,000	3,244,000	9,062,000	4,106,000
Simple wholesale	30,000	(177,000)	233,000	(340,000)
Internet/catalog	762,000	1,527,000	1,929,000	2,528,000
Unallocated overhead costs	(5,593,000)	(4,247,000)	(11,802,000)	(8,702,000)

	$4,677,000	9,274,000	19,076,000	18,902,000

Business segment asset information as of June 30, 2005 and December 31, 2004 is summarized as follows:

	June 30,	December 31,
	2005	2004
Total assets for reportable segments:
Teva wholesale	$87,357,000	87,380,000
UGG wholesale	72,595,000	50,457,000
Simple wholesale	4,398,000	4,303,000
Internet/catalog	218,000	160,000

	$164,568,000	142,300,000

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

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
Total assets for reportable segments	$164,568,000	142,300,000
Unallocated deferred tax assets	3,225,000	3,225,000
Other unallocated corporate assets	15,819,000	29,295,000

Consolidated total assets	$183,612,000	174,820,000

(8)	Contingencies

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
The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We sometimes use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. Specifically, this report contains forward-looking statements relating to, among other things:
•	our business, growth, operating and financing strategies;

•	our product mix;

•	the success of new products;

•	our licensing strategy;

•	the impact of seasonality on our operations;

•	expectations regarding our net sales and earnings growth;

•	expectations regarding our liquidity;

•	our future financing plans; and

•	trends affecting our financial condition or results of operations.
We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially because of numerous factors, many of which are beyond our control. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements include, without limitation:
•	our ability to anticipate fashion trends;

•	whether the UGG brand will continue to grow at the rate it has experienced in the recent past;

•	possible shortages in top quality sheepskin, which could interrupt product manufacturing and increase product costs;

•	the risk that we are unable to accurately forecast consumer demand, which may result in excess inventory to liquidate or, conversely, may result in difficulty in filling customers’ orders;

•	the sensitivity of the footwear industry to changes in general economic conditions;

•	whether we are successful in implementing our growth strategy;

•	the success of our customers;

•	our ability to protect our intellectual property;

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
•	the risk that counterfeiting can harm our sales or our brand image;

•	our ability to develop and patent new technologies as our existing patents expire;

•	the difficulty of matching inventory to future customer demand;

•	the risk that retailers might cancel or postpone delivery on existing orders;

•	our dependence on independent manufacturers to supply our products;

•	the risk that raw materials do not meet our specifications or that the prices of raw materials may increase, which would potentially cause a high return rate, a loss of sales or a reduction in our gross margins;

•	risks of international commerce resulting from our reliance on manufacturers outside the U.S.;

•	the potential impact of litigation;

•	the risk that our manufacturers, suppliers or licensees might fail to conform to labor laws or to our ethical standards;

•	the need to secure sufficient and affordable sources of raw materials;

•	our reliance on licensing partners to expand our business and their ability to sell their licensed products;

•	the challenge of managing our brands for growth;

•	our ability to successfully identify, develop or acquire, and build new brands;

•	potential fluctuations in quarterly results in future periods, which may prevent us from meeting expectations and have an adverse effect on the price of our common stock;

•	dependence on key employees;

•	currency risk, including foreign currency fluctuation related to China’s revaluation of its currency and its abandonment of its peg to the U.S. dollar;

•	the sensitivity of our sales, particularly of the Teva® and UGG® brands, to seasonal and weather factors;

•	our reliance on independent distributors in international markets;

•	economic and political risks that could affect our sales revenue from international markets;

•	legal compliance challenges and political and economic risk in our international markets;

•	delays and unexpected costs that can result from customs regulations;

•	our dependence on computer and communications systems;

•	the effect of consolidations and restructurings on our customers in the footwear industry;

•	the effect of intense competition from footwear companies with greater resources;

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
•	consolidations, restructurings and other ownership changes in the retail industry, which could affect the ability of our wholesale customers to purchase and market our products;

•	the threat that terrorism could disrupt commerce in the U.S. and abroad;

•	our ability to defend attacks on the validity of our intellectual property; and

•	our ability to register and protect our intellectual property in expanding product and geographic markets.
In addition, our stock price may be affected by:
•	the degree of control of our company exercised by management through its stock holdings;

•	historical volatility in our stock price;

•	the potential dilutive impact of any future issuances of Common Stock; and

•	the tendency of anti-takeover provisions of our charter documents, our stockholder rights plan and Delaware law to dissuade potential purchasers of the Company.
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
Overview
We are a leading producer and brand manager of innovative high-quality footwear and the category creator in the sport sandal and luxury sheepskin footwear segments. Our products are marketed under three recognized brand names that we own:
•	Teva: High performance sport sandals and rugged outdoor footwear;

•	UGG: Authentic luxury sheepskin boots, slippers and other footwear; and

•	Simple: Innovative shoes that combine the comfort elements of athletic footwear with casual styling.
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
Teva Overview
From fiscal 2001 to 2004, Teva’s wholesale net sales increased at a compound annual growth rate of 10.9%. Teva’s products have benefited from several factors, but most prominently a general shift in consumer preferences and lifestyles to include more outdoor recreational activities. At the same time, our consumers are increasingly purchasing our Teva products for everyday wear, and our Teva brand now includes several closed-toe footwear lines. As a result, our brand remains popular among professional and amateur outdoorsmen seeking authentic, performance-oriented footwear, as well as general footwear consumers seeking high quality, durable and comfortable styles for everyday use.
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
UGG Overview
Since early 2003, our UGG brand has received increased media exposure, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus on UGG was driven by the product’s unique styling and resulting brand name identification, Australian heritage and adoption by high-profile film and television celebrities as a favored footwear brand. We believe this increased media attention has enabled us to introduce the brand to consumers much faster than we would have ordinarily been able to. As a result of the subsequent rapid growth in demand, we were sold out of key UGG products throughout much of 2004, and given the long lead times required to replenish our inventory, we were unable to fill many retailer reorders and many direct Internet and catalog orders. In order to improve our ability to meet demand and to ensure more timely deliveries in 2005, we have since improved our production timelines and sourcing, resulting in an increase in our UGG inventory levels to $55,552,000 at June 30, 2005 from $9,951,000 at June 30, 2004. See “— Liquidity and Capital Resources.”

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
UGG has been a well-known brand in California for many years and over the past few years has become a recognized brand across the remainder of the country. We believe that a portion of UGG’s increased demand is due to our continued geographical expansion across the U.S. In addition, we have recently begun to expand our distribution and marketing overseas in order to satisfy virtually untapped international markets. We believe the international markets represent an attractive opportunity to grow UGG’s sales.
We believe the fundamental comfort and functionality of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have expanded our product line to 86 models in 2005 from 52 models in 2002. Nevertheless, we cannot assure investors that UGG sales will continue to grow at their recent pace or that revenue from UGG products will not at some point possibly decline.
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
Simple Overview
Following three consecutive years of net sales declines in our Simple product line through 2003, we recently implemented a strategy to improve Simple’s results of operations and generate renewed interest in the Simple brand. As a result, net sales for Simple increased 31.0% in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, leading to a positive brand contribution to earnings from operations for the brand. Instrumental in this turnaround has been the renewed focus on Simple’s successful legacy collections, including clogs and sneakers, and narrowing the number of styles available. At the same time, we have changed our sales and distribution efforts. While Simple products are sold through many of the same retailers that carry our Teva and UGG lines, the Simple products will also, in some cases, be sold through distribution channels that are precluded from offering our Teva and UGG brands. We expect our Simple brand to experience growth as we continue to develop our re-focused product line and successfully implement our channel management strategies.
Internet and Catalog Retailing Overview
We acquired our Internet and catalog retailing business in November 2002 as part of the acquisition of the Teva Rights. Our Internet and catalog retailing business, which today sells all three of our brands, enables us to meet the growing demand for all of these products and, because this business sells its products at retail

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
prices, it also provides us with an opportunity to add significant incremental operating income. Managing our Internet business requires us to focus on generating Internet traffic to our websites, effectively convert website visits into orders and maximize average order sizes. To drive our catalog order business, we distribute approximately 550,000 catalogs every six months. Overall, our consumer direct business benefits from the strength of our brands and, as we grow our brands over time, we expect our Internet and catalog retailing division to continue to be an important segment of our business.
Licensing Overview
We have recently embarked on a strategy to license our well-known and respected footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. We currently have several licensing agreements for Teva, including domestic licenses for headwear and socks and a Canadian license for sportswear. We have recently terminated our previous domestic licensing agreement for time pieces and eyewear and are in the process of terminating our U.S. men’s apparel license. We also have licensing arrangements for UGG for handbags and other small leather goods, outerwear and cold weather accessories. We are pursuing additional licensing opportunities for our brands both in the U.S. and abroad. Because this licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize license revenues and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time if our licensees can sell the licensed products in the quantities and of the quality they have promised. Beginning in the third quarter of 2004, our licensees began to ship their products. For the six months ended June 30, 2005, we recognized net license revenues of $171,000, primarily related to our UGG handbag and our Teva time pieces and eyewear licenses. The minimum net annual royalties that we are scheduled to receive under the existing licensing agreements, assuming renewal options are exercised, are $336,000 in 2005, $704,000 in 2006, $641,000 in 2007, $659,000 in 2008 and $659,000 in 2009. The activity within the licensing segment is very small in relation to the consolidated operations and, therefore, separate segment information is not presented.
Seasonality
Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters, while the quarter with the highest percentage of annual net sales for Simple has varied from year to year.

	2005
	First	Second
	Quarter	Quarter
Net sales	$64,263,000	$40,341,000
Income from operations	$14,399,000	$4,677,000

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$44,272,000	$40,546,000	$55,797,000	$74,172,000
Income from operations	$9,628,000	$9,274,000	$9,358,000	$14,202,000

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$36,102,000	$24,342,000	$24,894,000	$35,717,000
Income from operations	$8,087,000	$4,678,000	$1,782,000	$4,891,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
With the dramatic growth in UGG in recent years, combined with the introduction of a Fall Teva line, net sales in the last half of 2004 exceeded that for the first half of 2004. Given our expectations for each of our brands in 2005, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, whether the UGG brand will continue to grow at the rate it has experienced in the recent past, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “— Forward-Looking Statements” above.
Results of Operations
The following table sets forth certain operating data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales by location:
United States	$35,867,000	36,048,000	85,030,000	67,446,000
International	4,474,000	4,498,000	19,574,000	17,372,000

Total	$40,341,000	40,546,000	104,604,000	84,818,000

Net sales by product line and consumer direct business:
Teva:
Wholesale	$22,922,000	25,283,000	61,343,000	61,789,000
Internet/catalog	1,921,000	1,811,000	2,884,000	2,746,000

Total	24,843,000	27,094,000	64,227,000	64,535,000

UGG:
Wholesale	11,987,000	8,762,000	30,741,000	11,409,000
Internet/catalog	1,350,000	2,917,000	5,108,000	5,418,000

Total	13,337,000	11,679,000	35,849,000	16,827,000

Simple:
Wholesale	1,925,000	1,640,000	4,048,000	3,155,000
Internet/catalog	236,000	133,000	480,000	301,000

Total	2,161,000	1,773,000	4,528,000	3,456,000

Total	$40,341,000	40,546,000	104,604,000	84,818,000

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income (loss) from operations by product line and consumer direct business:
Teva wholesale	$6,297,000	8,927,000	19,654,000	21,310,000
UGG wholesale	3,181,000	3,244,000	9,062,000	4,106,000
Simple wholesale	30,000	(177,000)	233,000	(340,000)
Internet/catalog	762,000	1,527,000	1,929,000	2,528,000
Unallocated overhead costs	(5,593,000)	(4,247,000)	(11,802,000)	(8,702,000)

Total	$4,677,000	9,274,000	19,076,000	18,902,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the increase in each item of operating data between the periods.

	Three Months Ended		Percent
	June 30,		Increase
	2005	2004	2005 to 2004
Net sales	100.0%	100.0%	(0.5)%
Cost of sales	60.4	53.4	12.6

Gross profit	39.6	46.6	(15.5)
Selling, general and administrative expenses	28.0	23.8	17.2

Income from operations	11.6	22.8	(49.6)
Other (income) expense, net	(0.0)	2.8	*

Income before income taxes	11.6	20.0	(42.3)
Income taxes	4.8	7.4	(35.6)

Net income	6.8%	12.6%	(46.3)%

	Six Months Ended		Percent
	June 30,		Increase
	2005	2004	2005 to 2004
Net sales	100.0%	100.0%	23.3%
Cost of sales	56.5	53.7	29.8

Gross profit	43.5	46.3	15.8
Selling, general and administrative expenses	25.3	24.1	29.6

Income from operations	18.2	22.2	0.9
Other (income) expense, net	(0.1)	2.6	*

Income before income taxes	18.3	19.6	15.2
Income taxes	7.2	7.3	22.3

Net income	11.1%	12.3%	11.0%

*	Calculation of percentage change is not meaningful.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Overview. For the three months ended June 30, 2005, we had net sales of $40,341,000 and income from operations of $4,677,000 compared to net sales of $40,546,000 and income from operations of $9,274,000 for the three months ended June 30, 2004. These results were primarily due to a decrease in Teva sales, partially offset by increased UGG and Simple sales. Income from operations decreased as a result of lower gross margin caused by increased closeouts and inventory write-downs as well as increased selling, general and administrative costs.
Net Sales. Net sales decreased by $205,000, or 0.5%, to $40,341,000 for the three months ended June 30, 2005 from $40,546,000 for the three months ended June 30, 2004. Net sales decreased for the three months ended June 30, 2005 due primarily to the negative impact of Teva’s dependency on open toe sandals combined with the lingering cold weather during the Spring 2005 season, which adversely affected our domestic Teva business during the quarter, while weakness in certain international markets affected Teva’s overseas business. In addition, the Company’s weighted average wholesale selling price per unit decreased 5.3% to $19.63 for the

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
three months ended June 30, 2005 from $20.73 for the three months ended June 30, 2004, caused by an increase in the volume of closeout sales during the period, partially offset by increased sales of UGG products, which generally carry a higher average selling price than sales of other products. During the quarter, the Company experienced an increase in the total number of units sold for each of our three brands, resulting in an 11.5% overall increase in the volume of footwear sold to 1,972,000 pairs for the three months ended June 30, 2005 from 1,769,000 pairs for the three months ended June 30, 2004.
Net wholesale sales of Teva decreased by $2,361,000, or 9.3%, to $22,922,000 for the three months ended June 30, 2005 from $25,283,000 for the three months ended June 30, 2004 due to Teva’s dependency on open toe sandals combined with the lingering cold weather during the Spring 2005 season. This negatively impacted our domestic Teva business during the quarter, while weakness in certain international markets affected Teva’s overseas business. See “— Overview — Teva Overview” above.
Net wholesale sales of UGG increased by $3,225,000, or 36.8%, to $11,987,000 for the three months ended June 30, 2005 from $8,762,000 for the three months ended June 30, 2004, due to increases in both the domestic market and the international markets. Domestically, the increase was attributed to continued strength of the UGG brand as well as early shipments of Fall products. Our sales of UGG products to international markets were $2,427,000 for the three months ended June 30, 2005 as compared to $649,000 for the three months ended June 30, 2004 as we began to deliver our Fall 2005 line to the European and Asian markets during the second quarter this year. Fall deliveries for 2004 were not made until the third quarter. See “— Overview — UGG Overview” above.
Net wholesale sales of Simple increased by $285,000, or 17.4%, to $1,925,000 for the three months ended June 30, 2005 from $1,640,000 for the three months ended June 30, 2004. This increase was largely due to a renewed interest in the Simple brand, including continued growth in the sales of the Sugar and other sneaker styles, as well as an increase in closeout sales during the quarter. See “— Overview — Simple Overview” above.
Net sales of the Internet and catalog retailing business decreased by $1,354,000, or 27.9%, to $3,507,000 for the three months ended June 30, 2005 from $4,861,000 for the three months ended June 30, 2004. For the three months ended June 30, 2005, net sales of the Internet and catalog retailing business included retail sales of Teva of $1,921,000, UGG of $1,350,000 and Simple of $236,000. For the three months ended June 30, 2004, the breakdown consisted of sales of Teva of $1,811,000, UGG of $2,917,000 and Simple of $133,000. The decrease in net sales of the Internet and catalog retailing business occurred because pent-up demand and backorders for UGG product as of March 31, 2004 resulted in higher than expected Internet and catalog retailing business for UGG during the second quarter of 2004. Whereas, during the first half of 2005, our deliveries have been on time, so we were able to ship more UGG product during the first quarter. Also, during the second quarter of 2004, many consumers were unable to locate UGG product through retail customers of our wholesale division; and thus acquired more product through our Internet business. This year, because our wholesale division has delivered product to retailers more timely, this improved availability at the local retailers has reduced demand for our Internet business. See “— Overview — Internet and Catalog Retailing Overview” above.
International sales for all of our products decreased by $24,000, or 0.5%, to $4,474,000 for the three months ended June 30, 2005 from $4,498,000 for the three months ended June 30, 2004, representing 11.1% of net sales for both the three months ended June 30, 2005 and 2004. The decrease in international sales resulted from decreased sales of Teva product, partially offset by an increase in UGG and Simple international sales.
Gross Profit. Gross profit decreased by $2,937,000, or 15.5%, to $15,969,000 for the three months ended June 30, 2005, from $18,906,000 for the three months ended June 30, 2004. As a percentage of net sales, gross margin was 39.6% for the three months ended June 30, 2005 compared to 46.6% for the three months ended June 30, 2004. The decrease in gross margin was primarily due to an increased impact of closeout sales,

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
including sales under Teva’s “Golden Summer” discount program which provided discounted pricing to existing retail customers on certain Teva styles during the quarter. We also experienced increased inventory write-downs during the quarter. In addition, the decrease in the high margin Internet and catalog retail sales compared to the second quarter of last year also contributed to the lower gross margin.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $1,660,000, or 17.2%, to $11,292,000 for the three months ended June 30, 2005 from $9,632,000 for the three months ended June 30, 2004. As a percentage of net sales, SG&A increased to 28.0% for the three months ended June 30, 2005 from 23.8% for the three months ended June 30, 2004. The increase in SG&A expenses was largely due to the addition of a new distribution center, as well as an increase in marketing spending compared to the second quarter of last year.
Income from Operations. Income from operations decreased by $4,597,000, or 49.6%, to $4,677,000 in the three-month period ended June 30, 2005 from $9,274,000 in the three-month period ended June 30, 2004. This was due primarily to the decrease in gross profit as well as the increase in SG&A expenses as a percentage of sales, as discussed above.
Income from operations of Teva wholesale decreased by $2,630,000, or 29.5%, to $6,297,000 for the three months ended June 30, 2005 from $8,927,000 for the three months ended June 30, 2004. This decrease was largely due to the decreased sales volume, the lower gross margin caused by increased closeout sales and increased inventory write-downs, increased marketing expenses and higher bad debt expense in this segment, partially offset by lower selling commissions related to the lower sales volume.
Income from operations of UGG wholesale decreased by $63,000, or 1.9%, to $3,181,000 for the three months ended June 30, 2005, from $3,244,000 for the three months ended June 30, 2004. The small decrease was the result of increased inventory write-downs and closeout sales, partially offset by a higher total sales volume and lower bad debt expense in this segment.
Income from operations of Simple wholesale increased by $207,000 to $30,000 for the three months ended June 30, 2005 from a loss from operations of $177,000 for the three months ended June 30, 2004. This was primarily due to a $285,000 increase in net sales and an improvement in gross margin caused by fewer inventory write-downs in the second quarter of the current year, partially offset by a slight increase in marketing and bad debt expense in this segment.
Income from operations of our Internet and catalog business decreased by $765,000, or 50.1%, to $762,000 for the three months ended June 30, 2005, from $1,527,000 for the three months ended June 30, 2004. This was largely due to the decrease in net sales of $1,354,000 during the period combined with higher operating costs.
Unallocated overhead costs increased by $1,346,000 or 31.7%, to $5,593,000 for the three months ended June 30, 2005 from $4,247,000 for the three months ended June 30, 2004, resulting primarily from the addition of a new distribution center as well as compensation expense related to nonvested stock units.
Other (Income) Expense. Net interest expense was $6,000 for the three months ended June 30, 2005, compared with a net interest expense of $1,171,000 for the three months ended June 30, 2004. The interest expense in 2004 resulted principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002, which we subsequently paid off in full during the second quarter of 2004. The significantly lower interest expense for the quarter ended June 30, 2005 occurred as we were debt-free for most of the quarter, with only seasonal borrowings to fund working capital requirements during the month of June 2005. Other (income) expense exclusive of net interest expense was not material in either period.
Income Taxes. For the three months ended June 30, 2005, income tax expense was $1,943,000, representing an effective income tax rate of 41.6%. For the three months ended June 30, 2004, income tax expense was $3,015,000 representing an effective income tax rate of 37.2%. The increase in the effective tax rate was

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
primarily due to a higher projected annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the current year. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.
Net Income. Our net income decreased 46.3% to $2,732,000 from $5,087,000 as a result of lower gross profit dollars and higher SG&A expenses, partially offset by lower net interest expense, as discussed above. Our earnings per diluted share decreased 51.2% to $0.21 from $0.43 as a result of the decrease in net income in addition to the increase in the weighted average common shares outstanding due to the follow-on public offering in May 2004.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Overview. For the six months ended June 30, 2005, we had net sales of $104,604,000 and income from operations of $19,076,000 compared to net sales of $84,818,000 and income from operations of $18,902,000 for the six months ended June 30, 2004. These results were primarily due to increased sales of the UGG product line during the first half of the year, partially offset by a lower gross margin and higher SG&A expenses.
Net Sales. Net sales increased by $19,786,000, or 23.3%, to $104,604,000 for the six months ended June 30, 2005 from $84,818,000 for the six months ended June 30, 2004. Net sales increased for the six months ended June 30, 2005 due primarily to: (1) an increase in the total number of units sold for each of our three brands, resulting in a 20.3% overall increase in the volume of footwear sold to 4,794,000 pairs for the six months ended June 30, 2005 from 3,984,000 pairs for the six months ended June 30, 2004, and (2) a 5.3% increase in the weighted average wholesale selling price per unit to $20.57 for the six months ended June 30, 2005 from $19.54 for the six months ended June 30, 2004, caused by an increase in sales of UGG products, which generally carry higher average selling prices, partially offset by an increase in the volume of closeout sales during the six months ended June 30, 2005.
Net wholesale sales of Teva decreased by $446,000, or 0.7%, to $61,343,000 for the six months ended June 30, 2005 from $61,789,000 for the six months ended June 30, 2004. This decrease was primarily due to a decrease in net sales in the international markets, primarily reflecting weakness in sales to Europe and, to a lesser degree, in sales to Asia. This was partially offset by an increase in net sales in the domestic market. The increase in the domestic market sales includes an increase in the volume of closeout sales in response to the unseasonably cold Spring 2005 season. See “— Overview — Teva Overview” above.
Net wholesale sales of UGG increased by $19,332,000, or 169.4%, to $30,741,000 for the six months ended June 30, 2005 from $11,409,000 for the six months ended June 30, 2004, primarily as a result of deliveries of the first UGG Spring product line during the six months ended June 30, 2005, whereas, during the six months ended June 30, 2004, we did not offer an UGG Spring product line. Also, during the first quarter of 2005, we were able to deliver carryover shipments of our 2004 Fall and Holiday product, whereas, during the first quarter of 2004, we had a limited amount of product available to ship. In addition, our sales of UGG products to international markets increased to $4,316,000 for the six months ended June 30, 2005 compared to $656,000 in the six months ended June 30, 2004 in part due to initial deliveries of the Fall 2005 product line; whereas, in the quarter ended June 30, 2004, we did not have as much of the Fall product line available for the international deliveries. See “— Overview — UGG Overview” above.
Net wholesale sales of Simple increased by $893,000, or 28.3%, to $4,048,000 for the six months ended June 30, 2005 from $3,155,000 for the six months ended June 30, 2004. This increase was largely due to a renewed interest in the Simple brand, including continued growth in the sales of the Sugar and other sneaker styles, and the successful introduction of the new line of Simple clogs and an increase in the volume of closeout sales compared to the year ago period. See “— Overview — Simple Overview” above.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Net sales of the Internet and catalog retailing business increased by $7,000, or 0.1%, to $8,472,000 for the six months ended June 30, 2005 from $8,465,000 for the six months ended June 30, 2004. For the six months ended June 30, 2005, net sales of the Internet and catalog retailing business included retail sales of Teva of $2,884,000, UGG of $5,108,000 and Simple of $480,000. For the six months ended June 30, 2004, the breakdown consisted of sales of Teva of $2,746,000, UGG of $5,418,000 and Simple of $301,000. See “— Overview — Internet and Catalog Retailing Overview” above.
International sales for all of our products increased by $2,202,000, or 12.7%, to $19,574,000 for the six months ended June 30, 2005 from $17,372,000 for the six months ended June 30, 2004, representing 18.7% of net sales for the six months ended June 30, 2005 and 20.5% of net sales for the six months ended June 30, 2004. The higher dollar amount of international sales resulted from our sales of more UGG product to the international markets as our inventory availability allowed us to deliver more of our UGG Fall retail collection during the six months ended June 30, 2005; whereas, in the year ago period a greater proportion of the UGG Fall retail collection was not available until the second half of fiscal 2004. Because domestic sales increased 26.1% in the first six months of 2005 compared to the same period a year ago, our overall international sales as a percentage of total sales decreased in the first six months of 2005 compared to the same period in 2004.
Gross Profit. Gross profit increased by $6,224,000, or 15.8%, to $45,536,000 for the six months ended June 30, 2005, from $39,312,000 for the six months ended June 30, 2004. As a percentage of net sales, gross profit margin was 43.5% for the six months ended June 30, 2005 compared to 46.3% for the six months ended June 30, 2004. The decrease in gross margin was the result of increased inventory write-downs, a higher impact of closeout sales, and a shift in sales mix as a result of the significant increase in net sales of UGG products, which generally have a lower average gross margin than sales of Teva products.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $6,050,000, or 29.6%, to $26,460,000 for the six months ended June 30, 2005 from $20,410,000 for the six months ended June 30, 2004. As a percentage of net sales, SG&A increased to 25.3% for the six months ended June 30, 2005 from 24.1% for the six months ended June 30, 2004. The increase in the dollar amount of SG&A expenses was due to a combination of factors, including higher costs associated with the addition of a new distribution center since last year, increased marketing costs, increased commissions expense on higher sales volumes, increased bad debt expenses, and costs related to the initial compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Income from Operations. Income from operations increased by $174,000, or 0.9%, to $19,076,000 in the six-month period ended June 30, 2005 from $18,902,000 in the six-month period ended June 30, 2004. This was due primarily to the increase in net sales, partially offset by lower gross margins and an increase in SG&A expenses, as discussed above.
Income from operations of Teva wholesale decreased by $1,656,000, or 7.8%, to $19,654,000 for the six months ended June 30, 2005 from $21,310,000 for the six months ended June 30, 2004. This decrease was largely due to the decreased sales volume, lower gross margins as a result of a higher volume of closeout sales and inventory write-downs, and higher marketing expenses, partially offset by lower bad debt expense in this segment.
Income from operations of UGG wholesale increased by $4,956,000, or 120.7%, to $9,062,000 for the six months ended June 30, 2005, from $4,106,000 for the six months ended June 30, 2004. This was largely due to the $19,332,000 increase in net sales, partially offset by higher selling commissions, marketing costs and bad debt expense related to the higher sales volume as well as increased inventory write-downs and closeout sales.
Income from operations of Simple wholesale increased by $573,000 to $233,000 for the six months ended June 30, 2005 from a loss from operations of $340,000 for the six months ended June 30, 2004. This was primarily due to an $893,000 increase in net sales and an improvement in gross margin caused by a reduced impact of

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
closeout sales and fewer inventory write-downs, partially offset by a slight increase in bad debt expense in this segment.
Income from operations of our Internet and catalog business decreased by $599,000, or 23.7%, to $1,929,000 for the six months ended June 30, 2005, from $2,528,000 for the six months ended June 30, 2004, largely due to higher payroll and marketing costs for the business.
Unallocated overhead costs increased by $3,100,000, or 35.6%, to $11,802,000 for the six months ended June 30, 2005 from $8,702,000 for the six months ended June 30, 2004, resulting primarily from the addition of a new distribution center, increased warehousing and shipping costs on the higher sales volume and increased accounting and audit fees associated with the Company’s compliance with internal controls procedures under Section 404 of the Sarbanes-Oxley Act of 2002.
Other (Income) Expense. Net interest income was $63,000 for the six months ended June 30, 2005, compared with a net interest expense of $2,289,000 for the six months ended June 30, 2004. The interest expense in 2004 resulted principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002, which we subsequently paid off in full during the second quarter of 2004. Since the Company had virtually no outstanding borrowings in the first six months of 2005, we received interest income on our cash balances. Other income exclusive of net interest (income) expense was not material in either period.
Income Taxes. For the six months ended June 30, 2005, income tax expense was $7,523,000, representing an effective income tax rate of 39.3%. For the six months ended June 30, 2004, income tax expense was $6,149,000 representing an effective income tax rate of 37.0%. The increase in the effective tax rate was primarily due to a higher projected annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the current year. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.
Net Income. Our net income increased 11.0% to $11,619,000 from $10,469,000 as a result of higher net sales and lower net interest expense, partially offset by lower gross margin and increased SG&A expenses, as discussed above. Our earnings per diluted share decreased 1.1% to $.90 from $0.91 as a result of the increase in net income, which was more than offset by the increase in the weighted average common shares outstanding due to the follow-on public offering in May 2004.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases. See “— Contractual Obligations” below. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.
Liquidity and Capital Resources
We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, short-term investments, cash generated from operations and the credit availability under our $20,000,000 revolving credit facility.
The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. Teva generally begins to build inventory levels beginning in the fourth quarter and first quarter in anticipation of the Spring selling season that occurs in the first and second quarters, whereas UGG generally builds its inventories in the second quarter and third quarter to support sales for the Fall and winter selling seasons, which historically occur during the third and fourth quarters. In addition, at June 30, 2005, we increased our UGG inventories significantly compared to the levels at June 30, 2004 in order to better meet demand and ensure more timely deliveries to our retail partners in the Fall and Winter season this year.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
Cash from Operating Activities. Net cash used in operating activities was $13,686,000 for the six months ended June 30, 2005 versus net cash provided by operating activities of $12,770,000 for the six months ended June 30, 2004. The change in net cash from operating activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was largely due to an increase in inventories and a pay down of accrued expenses, partially offset by an improvement in cash collections during the period. Net working capital improved by $11,871,000 to $81,725,000 as of June 30, 2005 from $69,854,000 as of December 31, 2004, primarily as a result of earnings for the period.
Cash From Investing Activities. For the six months ended June 30, 2005, net cash provided by investing activities was $13,123,000, which was comprised primarily of the sale of short-term investments held by the Company at December 31, 2004. The cash generated from the sale of these short-term investments was partially offset by cash used for capital expenditures, primarily related to the opening of an additional distribution center, the replacement of certain computer equipment and trade show booths, and the purchase of promotional vehicles for the Teva marketing team. For the six months ended June 30, 2004, net cash used in investing activities was $11,909,000, which consisted primarily of the purchase of short-term investments as well as capital expenditures.
Cash from Financing Activities. For the six months ended June 30, 2005, net cash provided by financing activities was $1,222,000 compared to net cash provided by financing activities of $5,852,000 for the six months ended June 30, 2004. For the six months ended June 30, 2005, the net cash provided by financing activities was made up entirely from cash received from the exercise of stock options. For the six months ended June 30, 2004, we received $36,139,000, primarily related to the net proceeds received from our follow-on public stock offering and other issuances of common stock, which was used, in part, to pay off all remaining long-term debt.
Our liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At June 30, 2005, working capital was $81,725,000 including $11,102,000 of cash and cash equivalents. Cash used in operating activities aggregated $13,686,000 for the six months ended June 30, 2005. Trade accounts receivable decreased by 34.8% to $26,245,000 at June 30, 2005 from $40,226,000 at December 31, 2004, largely due to normal seasonality. Accounts receivable turnover decreased to 7.5 times in the twelve months ended June 30, 2005 from 8.1 times in the twelve months ended December 31, 2004.
Inventories increased by 120.3% to $66,672,000 at June 30, 2005 from $30,260,000 at December 31, 2004, reflecting a $42,520,000 increase in UGG inventory, a $6,305,000 decrease in Teva inventory and a $197,000 increase in Simple inventory. Overall, inventory turnover decreased to 3.6 times for the twelve months ended June 30, 2005 from 5.5 times for the twelve months ended December 31, 2004 largely due to increased inventory levels. The $42,520,000 increase in UGG inventory at June 30, 2005 was due to seasonality, the continued growth in net sales of the UGG brand, and our continuing efforts to better meet demand and ensure more timely deliveries to our retail partners in the Fall and Winter season this year. In addition, whereas last year the independent factories were delivering product late, they are currently delivering on time and, in some cases, earlier than requested. The $6,305,000 decrease in Teva inventory occurred largely due to seasonality since most of our Teva sales occur in the first and second quarters. The $197,000 increase in Simple inventory at June 30, 2005, compared to December 31, 2004, was largely due to an anticipated sales increase in the second half of the year compared to the first half of the year.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Our revolving credit facility with Comerica Bank-California provides for a maximum availability of $20,000,000 subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. Up to $10,000,000 of borrowings may be in the form of letters of credit. The facility bears interest at the lender’s prime rate (6.0% at June 30, 2005) or, at our option, at LIBOR (3.34% at June 30, 2005) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all of our assets. The facility includes annual commitment fees, which were $60,000 for 2005. The facility expires on June 1, 2007. At June 30, 2005, we had no outstanding borrowings under the facility, no foreign currency reserves for outstanding forward contracts and no outstanding letters of credit, and as a result, we had credit availability under the facility of $20,000,000 at June 30, 2005.
The agreements underlying the bank credit facility contain several financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at June 30, 2005, and remain so as of the date of this report.
Capital expenditures totaled $2,352,000 for the six months ended June 30, 2005, and related primarily to the opening of an additional distribution center, the replacement of certain computer equipment and trade show booths, as well as the purchase of promotional vehicles for the Teva marketing team. We currently have no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2005 will range from approximately $1,000,000 to $2,000,000 and may include additional costs associated with the additional distribution center and upgrades of certain other computer equipment. The actual amount of capital expenditures for the remainder of 2005 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.
Contractual Obligations. The following table summarizes our contractual obligations at June 30, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$7,490,000	$2,702,000	$3,189,000	$1,599,000	—
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a general reserve for the balance of accounts based on our historical loss experience. Reserves have been fully established for all expected or probable losses of this nature. The gross trade accounts receivable balance was $29,688,000 and the allowance for doubtful accounts was $1,685,000 at June 30, 2005, compared to gross trade accounts receivable of $45,238,000 and the allowance for doubtful accounts of $1,796,000 at December 31, 2004. The decrease in the allowance for doubtful accounts at June 30, 2005 compared to December 31, 2004 was primarily related to the decrease in the gross trade accounts receivable during the period. Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at June 30, 2005 by $189,000.
Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $677,000 at June 30, 2005 and $1,485,000 at December 31, 2004. The decrease in the reserve for sales discounts at June 30, 2005 compared to December 31, 2004 was primarily due to the decrease in the gross trade accounts receivable during the period. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at June 30, 2005 by $68,000.
Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates,

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
among other factors. The allowance for returns decreased to $1,081,000 at June 30, 2005 from $1,731,000 at December 31, 2004, primarily as a result of lower net sales in the three months ended June 30, 2005 compared to the three months ended December 31, 2004. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at June 30, 2005 by approximately $340,000.
Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At June 30, 2005, inventories were stated at $66,672,000, net of inventory write-downs of $2,021,000. At December 31, 2004, inventories were stated at $30,260,000, net of inventory write-downs of $1,176,000. The increase in the reserve for inventory write-downs at June 30, 2005 compared to December 31, 2004 was primarily due to the increase in the related inventory amounts during the period. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount at June 30, 2005 by approximately $399,000.
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
Recent Accounting Pronouncements
On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP FAS 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented by the Company would affect the Company’s tax provision and deferred tax assets and liabilities. However, given the uncertainties and complexities of the repatriation provision and the Company’s continuing evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No.123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123R to the first interim period in the first fiscal year beginning after June 15, 2005. We are, therefore, required to adopt the provisions of SFAS No. 123R effective January 1, 2006.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company plans to adopt this statement on January 1, 2006 and it is not expected to have a material effect on the financial statements upon adoption.

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
The majority of our footwear is produced by independent factories located in the People’s Republic of China (PRC). On July 21, 2005, the PRC revalued its currency and abandoned its peg to the U.S. dollar. All transactions between ourselves and the PRC factories are currently denominated in U.S. dollars. We are currently assessing the situation and are not yet able to determine the effect, if any, of the July 21st revaluation or the probability or potential impact of any future revaluations.
Market Risk
Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At June 30, 2005, we had no outstanding borrowings under the revolving line of credit. A 1.00% increase in interest rates on our current borrowings would have no impact on income before income taxes.
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
Not applicable
Item 3. Defaults upon Senior Securities.
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders.
On May 20, 2005, the Company held its Annual Meeting of Stockholders. At this meeting, Douglas B. Otto and Gene E. Burleson were each re-elected as Class III Directors until the Annual Meeting of 2008, until such director’s successor has been duly elected and qualified or until such director has otherwise ceased to serve as a director. For Douglas B. Otto, 10,991,542 votes were cast in favor and 409,520 votes were withheld. For Gene E. Burleson, 11,135,602 votes were cast in favor and 265,460 were withheld. There were no broker non-votes.
The stockholders also ratified the selection of KPMG LLP as the Company’s independent auditors. Of the common stock votes, 11,086,822 votes were cast in favor of the ratification; 280,282 votes were against; and 33,957 abstained. There were no broker non-votes.
Item 5. Other Information.
Not applicable
Item 6. Exhibits.
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
3.2	Restated Bylaws of Deckers Outdoor Corporation (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-47097 and incorporated by reference herein)

10.1	Amendment Number Six to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of June 14, 2005
31.1	Certification by the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: August 8, 2005	/s/ M. Scott Ash

M. Scott Ash, Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant
and Principal Financial and Accounting Officer)