Form 10-Q
period 2005-09-30
DECKERS OUTDOOR CORP
filed 2005-11-08
CIK 910521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2005
Common stock, $.01 par value	12,404,816

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$19,081,000	$10,379,000
Short-term investments	—	15,475,000
Trade accounts receivable, less allowances for doubtful accounts, sales discounts and sales returns of $5,474,000 and $5,012,000 as of September 30, 2005 and December 31, 2004, respectively	44,121,000	40,226,000
Inventories	66,768,000	30,260,000
Prepaid expenses and other current assets	1,514,000	1,491,000
Deferred tax assets	3,240,000	3,240,000

Total current assets	134,724,000	101,071,000

Property and equipment, at cost, net	4,877,000	2,838,000
Intangible assets, net	70,087,000	70,319,000
Other assets	71,000	592,000

	$209,759,000	$174,820,000

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$15,542,000	$16,524,000
Accrued expenses	5,379,000	7,968,000
Income taxes payable	10,651,000	6,725,000

Total current liabilities	31,572,000	31,217,000

Long-term debt	13,200,000	—
Deferred tax liabilities	2,607,000	2,607,000

Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; 12,359,935 shares issued and outstanding at September 30, 2005; 12,183,080 shares issued and outstanding at December 31, 2004	124,000	122,000
Additional paid-in capital	73,669,000	71,959,000
Retained earnings	88,360,000	68,591,000
Accumulated other comprehensive income	227,000	324,000

Total stockholders’ equity	162,380,000	140,996,000

	$209,759,000	$174,820,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended
	September 30,
	2005	2004
Net sales	$69,193,000	$55,797,000
Cost of sales	40,123,000	33,562,000

Gross profit	29,070,000	22,235,000

Selling, general and administrative expenses	15,052,000	12,877,000

Income from operations	14,018,000	9,358,000

Other (income) expense:
Interest, net	167,000	(28,000)
Other	—	5,000

Income before income taxes	13,851,000	9,381,000

Income taxes	5,701,000	3,559,000

Net income	$8,150,000	$5,822,000

Net income per share:
Basic	$0.66	$0.50
Diluted	0.63	0.46

Weighted average common shares outstanding:
Basic	12,358,000	11,651,000
Diluted	12,856,000	12,748,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Nine-month period ended
	September 30,
	2005	2004
Net sales	$173,797,000	$140,615,000
Cost of sales	99,191,000	79,068,000

Gross profit	74,606,000	61,547,000

Selling, general and administrative expenses	41,512,000	33,287,000

Income from operations	33,094,000	28,260,000

Other (income) expense:
Interest, net	104,000	2,261,000
Other	(3,000)	—

Income before income taxes	32,993,000	25,999,000

Income taxes	13,224,000	9,708,000

Net income	$19,769,000	$16,291,000

Net income per share:
Basic	$1.60	$1.52
Diluted	1.54	1.37

Weighted average common shares outstanding:
Basic	12,333,000	10,706,000
Diluted	12,872,000	11,921,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-month period ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$19,769,000	$16,291,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,792,000	1,334,000
Provision for doubtful accounts	1,211,000	158,000
Write-down of inventories	2,629,000	1,268,000
Gain on disposal of assets	—	(6,000)
Loss on write-down of assets	—	12,000
Non-cash stock compensation	452,000	152,000
Changes in assets and liabilities:
Trade accounts receivable	(5,106,000)	(14,598,000)
Inventories	(39,137,000)	(10,294,000)
Prepaid expenses and other current assets	(23,000)	(593,000)
Other assets	521,000	718,000
Trade accounts payable	(982,000)	202,000
Accrued expenses	(2,752,000)	1,371,000
Income taxes payable	3,926,000	8,157,000

Net cash (used in) provided by operating activities	(17,700,000)	4,172,000

Cash flows from investing activities:
Purchase of property and equipment	(3,599,000)	(1,194,000)
Proceeds from sale of property and equipment	—	41,000
Purchase of short-term investments	—	(16,000,000)
Proceeds from sale of short-term investments	15,475,000	12,575,000

Net cash provided by (used in) investing activities	11,876,000	(4,578,000)

Cash flows from financing activities:
Repayments of long-term debt	—	(30,287,000)
Borrowings from line of credit	18,600,000	—
Repayments of line of credit	(5,400,000)	—
Net cash received from issuances of common stock	1,260,000	36,336,000

Net cash provided by financing activities	14,460,000	6,049,000

Effect of exchange rates on cash	66,000	8,000

Net increase in cash and cash equivalents	8,702,000	5,651,000
Cash and cash equivalents at beginning of period	10,379,000	6,662,000

Cash and cash equivalents at end of period	$19,081,000	$12,313,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$211,000	$1,512,000
Income taxes	9,296,000	1,680,000

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

	Three-month period ended
	September 30,
	2005	2004
Net income as reported	$8,150,000	5,822,000
Add stock-based employee compensation expense included in reported net income, net of tax effect	51,000	36,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(280,000)	(328,000)

Pro forma net income	$7,921,000	5,530,000

Net income per share:
Basic — as reported	$0.66	0.50
Basic — pro forma	0.64	0.47
Diluted — as reported	0.63	0.46
Diluted — pro forma	0.62	0.44

	Nine-month period ended
	September 30,
	2005	2004
Net income as reported	$19,769,000	16,291,000
Add stock-based employee compensation expense included in reported net income, net of tax effect	271,000	95,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(864,000)	(666,000)

Pro forma net income	$19,176,000	15,720,000

Net income per share:
Basic — as reported	$1.60	1.52
Basic — pro forma	1.55	1.47
Diluted — as reported	1.54	1.37
Diluted — pro forma	1.50	1.33

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1)	General (Continued)
(d)	Reclassifications

Certain reclassifications have been made to the December 31, 2004 and September 30, 2004 balances to conform to the 2005 presentation.
(2)	Comprehensive Income

Comprehensive income is the total of net income and all other nonowner changes in equity. At September 30, 2005 and December 31, 2004, accumulated other comprehensive income of $227,000 and $324,000, respectively, consisted entirely of cumulative foreign currency translation adjustment. The Company does not have any other transactions or other economic events that qualify as comprehensive income.

Comprehensive income is determined as follows:

	Three-month period ended
	September 30,
	2005	2004
Net income	$8,150,000	5,822,000
Cumulative foreign currency translation adjustment	(2,000)	12,000

Total comprehensive income	$8,148,000	5,834,000

	Nine-month period ended
	September 30,
	2005	2004
Net income	$19,769,000	16,291,000
Cumulative foreign currency translation adjustment	(97,000)	(18,000)

Total comprehensive income	$19,672,000	16,273,000

(3)	Income per Share

Basic income per share represents net income divided by the weighted average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the three and nine-month periods ended September 30, 2005 and 2004, the difference between the weighted average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3)	Income per Share (Continued)

The reconciliations of basic to diluted weighted average common shares outstanding are as follows for the three and nine-month periods ended September 30, 2005 and 2004:

	Three-month period ended
	September 30,
	2005	2004
Weighted average shares used in basic computation	12,358,000	11,651,000
Dilutive impact of stock options	498,000	1,097,000

Weighted average shares used for diluted computation	12,856,000	12,748,000

	Nine-month period ended
	September 30,
	2005	2004
Weighted average shares used in basic computation	12,333,000	10,706,000
Dilutive impact of stock options	539,000	1,215,000

Weighted average shares used for diluted computation	12,872,000	11,921,000

Options to purchase 20,000 shares of common stock at prices ranging from $27.90 to $33.10 were outstanding during the three months ended September 30, 2005, and options to purchase 10,000 shares of common stock at a price of $33.10 were outstanding during the three months ended September 30, 2004, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock during the period, and, therefore, were anti-dilutive.
Options to purchase 10,000 shares of common stock at a price of $33.10 were outstanding during the nine months ended September 30, 2005, and options to purchase 20,000 shares of common stock at prices ranging from $27.90 to $33.10 were outstanding during the nine months ended September 30, 2004, but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common stock during the period, and, therefore, were anti-dilutive.
The Company excluded 66,250 contingently issuable shares of common stock underlying its nonvested stock units from the diluted income per share computations for the three and nine-month periods ended September 30, 2005. This is because the necessary conditions had not been satisfied for any shares to be issuable based on the Company’s performance through September 30, 2005.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4)	Credit Facility

The Company has a revolving credit facility with Comerica Bank (the “Facility”) that expires June 1, 2007 and provides for a maximum availability of $25,000,000 for the period from September 6, 2005 to December 6, 2005, and $20,000,000 for the remainder of the term, subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The accounts receivable advance rate can increase or decrease depending on the Company’s accounts receivable dilution, which is calculated periodically. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the bank’s prime rate (6.75% at September 30, 2005) or at the Company’s option, at LIBOR (3.88% at September 30, 2005) plus 1.0% to 2.5%, depending on the Company’s ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets of the Company. The Facility includes annual commitment fees of $60,000 for 2005. At September 30, 2005, the Company had outstanding borrowings under the Facility of $13,200,000, no foreign currency reserves for outstanding forward contracts and letters of credit of $52,000, and as a result $11,748,000 was available under the Facility.

(5)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended September 30, 2005, the Company recorded an income tax expense of $5,701,000, representing an effective income tax rate of 41.2%. For the three months ended September 30, 2004, the Company recorded an income tax expense of $3,559,000, representing an effective income tax rate of 37.9%. For the nine months ended September 30, 2005, the Company recorded an income tax expense of $13,224,000, representing an effective income tax rate of 40.1%. For the nine months ended September 30, 2004, the Company recorded an income tax expense of $9,708,000, representing an effective income tax rate of 37.3%.

(6)	Recent Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2 (FSP FAS 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented by the Company would affect the Company’s tax provision and deferred tax assets and liabilities. In the event that the Company decides to repatriate the overseas cash during the fourth quarter of 2005, it will result in an increase in the effective tax rate for that quarter. However, given the uncertainties and complexities of the repatriation provision and the Company’s continuing evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6)	Recent Accounting Pronouncements (Continued)
In November 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of fiscal 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123R to the first interim period in the first fiscal year beginning after June 15, 2005. The Company is, therefore, required to adopt the provisions of SFAS No. 123R effective January 1, 2006. Note 1 discloses the Company’s pro forma net income under SFAS No. 123R, which is expected to be comparable to stock compensation pursuant to SFAS No 123R.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt this statement on January 1, 2006 and it is not expected to have a material effect on the financial statements upon adoption.

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
Net sales and operating income (loss) by business segment for the three and nine months ended September 30, 2005 and 2004 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales to external customers:
Teva wholesale	$8,432,000	10,668,000	69,775,000	72,457,000
UGG wholesale	55,454,000	35,248,000	86,195,000	46,657,000
Simple wholesale	1,941,000	4,481,000	5,989,000	7,636,000
Internet/catalog	3,366,000	5,400,000	11,838,000	13,865,000
	$69,193,000	55,797,000	173,797,000	140,615,000

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (loss) from operations:
Teva wholesale	$1,242,000	399,000	20,896,000	21,709,000
UGG wholesale	18,449,000	11,932,000	27,511,000	16,038,000
Simple wholesale	(260,000)	876,000	(27,000)	536,000
Internet/catalog	577,000	1,136,000	2,506,000	3,664,000
Unallocated overhead costs	(5,990,000)	(4,985,000)	(17,792,000)	(13,687,000)
	$14,018,000	9,358,000	33,094,000	28,260,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)	Business Segments (Continued)
Business segment asset information as of September 30, 2005 and December 31, 2004 is summarized as follows:

	September 30,	December 31,
	2005	2004
Total assets for reportable segments:
Teva wholesale	$76,066,000	87,380,000
UGG wholesale	101,782,000	50,457,000
Simple wholesale	4,607,000	4,303,000
Internet/catalog	111,000	160,000
	$182,566,000	142,300,000

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
Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
Total assets for reportable segments	$182,566,000	142,300,000
Unallocated deferred tax assets	3,225,000	3,225,000
Other unallocated corporate assets	23,968,000	29,295,000
Consolidated total assets	$209,759,000	174,820,000

(8)	Contingencies
The Company is currently involved in various legal claims arising from the ordinary course of its business. Management does not believe that the disposition of these matters will have a material effect on the Company’s consolidated financial position or results of operations.
(9)	Related Party Transaction
In 1993, the Company and Douglas B. Otto, Chairman of the Board, entered into a split dollar life insurance arrangement, whereby the Company participated in a portion of the life insurance premiums paid through 2001. The arrangement provided that Mr. Otto’s estate would reimburse the Company for all premiums previously paid. During the three months ended September 30, 2005, Mr. Otto reimbursed the Company for all premiums paid on his behalf. The Company carried the value of the life insurance policy at its cash surrender value, which was lower than the amount of premiums paid on the policy. As a result, the Company recognized a gain of $260,000 during the three months ended September 30, 2005 upon settlement and receipt of the reimbursement.

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
We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially because of numerous factors, many of which are beyond our control. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements include, without limitation:
•	our ability to anticipate fashion trends;

•	whether the UGG brand will continue to grow at the rate it has experienced in the recent past;

•	possible shortages in top quality sheepskin, which could interrupt product manufacturing and increase product costs;

•	the risk that we are unable to accurately forecast consumer demand, which may result in excess inventory to liquidate or, conversely, may result in difficulty in filling customers’ orders;

•	the risk that we do not receive sufficient customer orders, or that our customers may cancel existing orders, both of which could negatively impact our ability to achieve our sales and earnings expectations, which could have an adverse effect on the price of our common stock;

•	the sensitivity of the footwear industry to changes in general economic conditions;

•	whether we are successful in implementing our growth strategy;

•	the success of our customers;

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
•	our ability to protect our intellectual property;

•	the risk that counterfeiting can harm our sales or our brand image;

•	our ability to develop and patent new technologies as our existing patents expire;

•	the difficulty of matching inventory to future customer demand;

•	the risk that retailers might cancel or postpone delivery on existing orders;

•	our dependence on independent manufacturers to supply our products;

•	the risk that raw materials do not meet our specifications or that the prices of raw materials may increase, which would potentially cause a high return rate, a loss of sales or a reduction in our gross margins;

•	risks of international commerce resulting from our reliance on manufacturers outside the U.S.;

•	the potential impact of litigation;

•	the risk that our manufacturers, suppliers or licensees might fail to conform to labor laws or to our ethical standards;

•	the need to secure sufficient and affordable sources of raw materials;

•	our reliance on licensing partners to expand our business and their ability to sell their licensed products;

•	the challenge of managing our brands for growth;

•	our ability to successfully identify, develop or acquire, and build new brands;

•	potential fluctuations in quarterly results in future periods, which may prevent us from meeting expectations and have an adverse effect on the price of our common stock;

•	the potential decrease in sales, or increase in costs, in the European market related to possible anti-dumping tariffs currently under consideration by the European Union, which could apply to certain types of footwear imported into Europe from China;

•	dependence on key employees;

•	currency risk, including foreign currency fluctuation related to China’s revaluation of its currency and its abandonment of its peg to the U.S. dollar;

•	the impact of higher energy costs on the costs of manufacturing and transporting our products;

•	the sensitivity of our sales, particularly of the Teva® and UGG® brands, to seasonal and weather factors;

•	our reliance on independent distributors in international markets;

•	economic and political risks that could affect our sales revenue from international markets;

•	legal compliance challenges and political and economic risk in our international markets;

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
•	delays and unexpected costs that can result from customs regulations;

•	our dependence on computer and communications systems;

•	the effect of consolidations and restructurings on our customers in the footwear industry;

•	the effect of intense competition from footwear companies with greater resources;

•	consolidations, restructurings and other ownership changes in the retail industry, which could affect the ability of our wholesale customers to purchase and market our products;

•	the threat that terrorism could disrupt commerce in the U.S. and abroad;

•	our ability to defend attacks on the validity of our intellectual property; and

•	our ability to register and protect our intellectual property in expanding product and geographic markets.
     In addition, our stock price may be affected by:
•	the degree of control of our company exercised by management through its stock holdings;

•	historical volatility in our stock price;

•	the potential dilutive impact of any future issuances of Common Stock; and

•	the tendency of anti-takeover provisions of our charter documents, our stockholder rights plan and Delaware law to dissuade potential purchasers of the Company.
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
Overview
We are a leading producer and brand manager of innovative high-quality footwear and the creator of the sport sandal and luxury sheepskin footwear categories. Our products are marketed under three recognized brand names that we own:
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
Teva Overview
From fiscal 2001 to 2004, Teva’s wholesale net sales increased at a compound annual growth rate of 10.9%. However, for the nine-month period ended September 30, 2005, Teva wholesale net sales decreased by approximately 3.7% compared to the year ago period. The recent decline has been due to several factors including an unseasonably cold Spring 2005 season, increased competition, a recent lack of meaningful product innovation, and a decline in sales in the European market. We are proactively addressing the situation going forward by dedicating significantly greater resources to product development, marketing and advertising and the development of a solid international infrastructure. However, given the lead times required for these projects to yield results, we anticipate continued challenges in 2006, but expect to return to growth beginning with the Spring 2007 season.
Despite the recent downturn, we believe that over the last few years Teva’s products have benefited from several factors, but most prominently a general shift in consumer preferences and lifestyles to include more outdoor recreational activities. At the same time, our consumers are increasingly purchasing our Teva products for everyday wear, and our Teva brand now includes several closed-toe footwear lines. As a result, our brand remains popular among professional and amateur outdoorsmen seeking authentic, performance-oriented footwear, as well as general footwear consumers seeking high quality, durable and comfortable styles for everyday use.
To capitalize on the growth of outdoor recreational activities and the acceptance of certain footwear products for everyday use, over the last few years we have selectively expanded the distribution of our Teva product lines outside our core outdoor specialty and sporting goods channels. Through effective channel management, we believe we can continue to expand into new distribution channels without diluting our outdoor heritage and our appeal to outdoor enthusiasts. Through appropriate channel product line expansion, we plan to continue to broaden our product offerings beyond sport sandals to new products that meet the style and functional needs of our consumers.
We initially produced Teva products under license from the inventor of the Teva technology, Mark Thatcher. In November, 2002, we purchased from Mr. Thatcher the Teva worldwide assets, including the Teva Internet and catalog business and all patents, trade names, trademarks and other intellectual property associated with the acquired Teva assets, or the Teva Rights. As a result of our purchase of the Teva Rights, we have adopted a strategy to expand the Teva brand and more fully develop its potential.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
UGG Overview
Since early 2003, our UGG brand has received increased media exposure, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus on UGG was driven by the product’s unique styling and resulting brand name identification, Australian heritage and adoption by high-profile film and television celebrities as a favored footwear brand. We believe this increased media attention has enabled us to introduce the brand to consumers much faster than we would have ordinarily been able to. As a result of the subsequent rapid growth in demand, we were sold out of key UGG products throughout much of 2004, and given the long lead times required to replenish our inventory, we were unable to fill many retailer reorders and many direct Internet and catalog orders. In order to improve our ability to meet demand and to ensure more timely deliveries in 2005, we have since improved our production timelines and sourcing, resulting in an increase in our UGG inventory levels to $56,164,000 at September 30, 2005 from $14,858,000 at September 30, 2004. See “— Liquidity and Capital Resources.”
UGG has been a well-known brand in California for many years and over the past few years has become a recognized brand across the remainder of the country. We believe that a portion of UGG’s increased demand is due to our continued geographical expansion across the U.S. In addition, we have recently begun to expand our distribution and marketing overseas in order to address the under-penetrated international markets. While our international net sales of UGG increased 58.6% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, it was largely due to our ability to deliver our Fall international orders timely by September 30 this year; whereas, last year much of the Fall 2004 orders were delivered late and therefore did not occur until the fourth quarter of 2004. As a result, we currently expect international UGG sales for the year ending December 31, 2005 to be down slightly compared to last year. Longer term, however, we believe that with our strategy to develop an international infrastructure, the international markets represent an attractive opportunity to grow UGG’s sales over the next few years.
We believe the fundamental comfort and functionality of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have expanded our product line to 86 models in 2005 from 52 models in 2002. This product line expansion includes our Fall 2005 introduction of our new Fashion Collection, including our well received Uptown boot and Cargo boot, as well as new styles in our casual offering, performance collection and our luxury slipper category. Nevertheless, we cannot assure investors that UGG sales will continue to grow at their recent pace or that revenue from UGG products will not at some point possibly decline.
Four suppliers currently provide all of the sheepskin, the principal raw material for our UGG products, purchased by our independent manufacturers. The top quality sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of the infected herd and could have a material adverse effect on the availability of sheepskin for our products. The supply of sheepskin can also be adversely impacted by drought conditions. Our potential inability to obtain top quality sheepskin for UGG products could impair our ability to meet our production requirements for UGG products in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. There have also been significant increases in the prices of footwear quality sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers. While we believe the supply of top quality sheepskin has improved for the 2005 season, we still expect the demand for this material to continue to outpace supply, leading to shortages and our inability to produce as much of certain styles as our customers would like to order. Looking beyond the next year, if demand continues to be strong, we would expect the supply of top quality sheepskin to continue to increase in response to the demand. However, we have little control over the supply or the overall demand for top quality sheepskin and, accordingly, can provide no assurances about the sufficiency of future supplies of top quality sheepskin.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Simple Overview
The Simple product line has taken a “back to basics” approach in 2005, focusing on its sneaker and clog lines while abandoning its Simple Sheep program launched in the third quarter of 2004. Simple’s core sneaker and clog lines have shown strong growth of 37.4% in the first nine months of 2005 when compared to the same period last year. At the same time, we have changed our sales and distribution efforts. While Simple products are sold through many of the same retailers that carry our Teva and UGG lines, the Simple products will also, in some cases, be sold through distribution channels that are precluded from offering our Teva and UGG brands. We expect our Simple brand to experience growth as we continue to develop our re-focused product line and successfully implement our strategy to diversify our distribution channels for the Simple brand.
Internet and Catalog Retailing Overview
We acquired our Internet and catalog retailing business in November 2002 as part of the acquisition of the Teva Rights. Our Internet and catalog retailing business, which today sells all three of our brands, enables us to meet the growing demand for these products, sell the products at retail prices and provide us with significant incremental operating income. From the time we acquired our Internet and catalog retailing business through 2004, we have had significant revenue growth, much of which occurred as consumers were unable to locate available UGG product at their local retailers in 2004 due to the brand’s growing popularity. In the first nine months of 2005, UGG sales of our Internet and catalog retailing business have declined as a result of improved availability of product at local retailers.
Managing our Internet business requires us to focus on generating Internet traffic to our websites, to effectively convert website visits into orders and to maximize average order sizes. We distribute approximately 550,000 catalogs every six months to drive our catalog order business. Overall, our consumer direct business benefits from the strength of our brands and, as we grow our brands over time, we expect our Internet and catalog retailing division to continue to be an important segment of our business.
Licensing Overview
In 2004, we embarked on a strategy to license our well-known and respected footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. We currently have several licensing agreements for Teva, including domestic licenses for headwear and socks and a Canadian license for sportswear. We have recently terminated our previous domestic licensing agreements for time pieces, eyewear and men’s apparel, and we are pending termination of our domestic sock license. We also have licensing arrangements for UGG for handbags and other small leather goods, outerwear and cold weather accessories. Because this licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize licensing revenues and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time if we can recruit strong licensees and if our licensees can sell the licensed products in the quantities and of the quality they have promised. Beginning in the third quarter of 2004, our licensees began to ship their products. For the nine months ended September 30, 2005, we recognized net license revenues for UGG of $297,000, primarily related to our UGG handbag and outerwear licenses, and recognized $509,000 for Teva licenses, approximately $450,000 of which was related to final payments on our terminated apparel, time pieces, and eyewear licenses. The minimum net annual royalties that we are scheduled to receive under the remaining existing licensing agreements, assuming renewal options are exercised, are $485,000 in 2006, $571,000 in 2007, $589,000 in 2008 and $589,000 in 2009. The activity is very small in relation to the consolidated operations and, therefore, separate segment information is not presented.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Seasonality
Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters, while the quarter with the highest percentage of annual net sales for Simple has varied from year to year.

	2005
	First	Second	Third
	Quarter	Quarter	Quarter
Net sales	$64,263,000	$40,341,000	$69,193,000
Income from operations	$14,399,000	$4,677,000	$14,018,000

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$44,272,000	$40,546,000	$55,797,000	$74,172,000
Income from operations	$9,628,000	$9,274,000	$9,358,000	$14,202,000
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
Results of Operations
The following table sets forth certain operating data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales by location:
United States	$60,058,000	45,112,000	145,088,000	112,558,000
International	9,135,000	10,685,000	28,709,000	28,057,000

Total	$69,193,000	55,797,000	173,797,000	140,615,000

Net sales by product line and consumer direct business:
Teva:
Wholesale	$8,432,000	10,668,000	69,775,000	72,457,000
Internet/catalog	1,316,000	1,272,000	4,200,000	4,018,000

Total	9,748,000	11,940,000	73,975,000	76,475,000

UGG:
Wholesale	55,454,000	35,248,000	86,195,000	46,657,000
Internet/catalog	1,878,000	3,980,000	6,986,000	9,398,000

Total	57,332,000	39,228,000	93,181,000	56,055,000

Simple:
Wholesale	1,941,000	4,481,000	5,989,000	7,636,000
Internet/catalog	172,000	148,000	652,000	449,000

Total	2,113,000	4,629,000	6,641,000	8,085,000

Total	$69,193,000	55,797,000	173,797,000	140,615,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (loss) from operations by product line and consumer direct business:
Teva wholesale	$1,242,000	399,000	20,896,000	21,709,000
UGG wholesale	18,449,000	11,932,000	27,511,000	16,038,000
Simple wholesale	(260,000)	876,000	(27,000)	536,000
Internet/catalog	577,000	1,136,000	2,506,000	3,664,000
Unallocated overhead costs	(5,990,000)	(4,985,000)	(17,792,000)	(13,687,000)

Total	$14,018,000	9,358,000	33,094,000	28,260,000

The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the increase in each item of operating data between the periods.

	Three Months Ended		Percent
	September 30,		Increase
	2005	2004	2005 to 2004
Net sales	100.0%	100.0%	24.0%
Cost of sales	58.0	60.2	19.5

Gross profit	42.0	39.8	30.7
Selling, general and administrative expenses	21.8	23.1	16.9

Income from operations	20.3	16.8	49.8
Other (income) expense, net	0.2	0.0	*

Income before income taxes	20.0	16.8	47.6
Income taxes	8.2	6.4	60.2

Net income	11.8%	10.4%	40.0%

	Nine Months Ended		Percent
	September 30,		Increase
	2005	2004	2005 to 2004
Net sales	100.0%	100.0%	23.6%
Cost of sales	57.1	56.2	25.5

Gross profit	42.9	43.8	21.2
Selling, general and administrative expenses	23.9	23.7	24.7

Income from operations	19.0	20.1	17.1
Other (income) expense, net	0.1	1.6	*

Income before income taxes	19.0	18.5	26.9
Income taxes	7.6	6.9	36.2

Net income	11.4%	11.6%	21.3%

*	Calculation of percentage change is not meaningful.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Overview. For the three months ended September 30, 2005, we had net sales of $69,193,000 and income from operations of $14,018,000 compared to net sales of $55,797,000 and income from operations of $9,358,000 for the three months ended September 30, 2004. These results were primarily due to a significant increase in UGG sales, partially offset by decreased Teva and Simple sales. Income from operations increased as a result of the increase in sales as well as a decrease in selling, general and administrative expenses as a percentage of net sales.
Net Sales. Net sales increased by $13,396,000, or 24.0%, to $69,193,000 for the three months ended September 30, 2005 from $55,797,000 for the three months ended September 30, 2004. Net sales increased for the three months ended September 30, 2005 due primarily to an increase in UGG sales. In addition, the Company’s weighted average wholesale selling price per unit increased 28.4% to $39.77 for the three months ended September 30, 2005 from $30.97 for the three months ended September 30, 2004, caused by a significant increase in sales of UGG products, which generally carry a higher average selling price than sales of other products. During the quarter, the Company experienced an increase in the number of units sold of UGG, partially offset by a decline in the number of units sold of Teva and Simple, resulting in a 0.2% overall increase in the volume of footwear sold to 1,684,000 pairs for the three months ended September 30, 2005 from 1,680,000 pairs for the three months ended September 30, 2004.
Net wholesale sales of Teva decreased by $2,236,000, or 21.0%, to $8,432,000 for the three months ended September 30, 2005 from $10,668,000 for the three months ended September 30, 2004 due to lower domestic closeout sales and lower international sales compared to the third quarter last year. See “— Overview — Teva Overview” above.
Net wholesale sales of UGG increased by $20,206,000, or 57.3%, to $55,454,000 for the three months ended September 30, 2005 from $35,248,000 for the three months ended September 30, 2004, due in part to the initial launch of the new Fashion Collection, driven by the Uptown and Cargo boots, and the expanded casual offerings, which are helping to further diversify the UGG product line and attract new customers. In addition, the Company is pleased with the continued strength in the Classic and Ultra collections, as well as the success that has been experienced with the slipper collection. The Company was also well positioned with the Fall and Winter UGG inventory, which the Company brought in much earlier in the year this year than it did last year in order to ensure more timely deliveries to customers in 2005. As a result, our inventory availability and more timely deliveries in the third quarter of 2005 further contributed to our increased sales in both the domestic and international markets, whereas last year many of the Fall 2004 orders were delivered late and, therefore, did not occur until the fourth quarter of 2004. See “— Overview — UGG Overview” above.
Net wholesale sales of Simple decreased by $2,540,000, or 56.7%, to $1,941,000 for the three months ended September 30, 2005 from $4,481,000 for the three months ended September 30, 2004. This decrease was largely due to the elimination of the Simple sheep program in late 2004. See “— Overview — Simple Overview” above.
Net sales of the Internet and catalog retailing business decreased by $2,034,000, or 37.7%, to $3,366,000 for the three months ended September 30, 2005 from $5,400,000 for the three months ended September 30, 2004. For the three months ended September 30, 2005, net sales of the Internet and catalog retailing business included retail sales of Teva of $1,316,000, UGG of $1,878,000 and Simple of $172,000. For the three months ended September 30, 2004, the breakdown consisted of sales of Teva of $1,272,000, UGG of $3,980,000 and Simple of $148,000. The decrease in net sales of the Internet and catalog retailing business occurred due to the greater availability of UGG product at local retailers in 2005 because our wholesale division delivered product to retailers more timely in 2005 compared to 2004. See “— Overview — Internet and Catalog Retailing Overview” above.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
International sales for all of our products decreased by $1,550,000, or 14.5%, to $9,135,000 for the three months ended September 30, 2005 from $10,685,000 for the three months ended September 30, 2004, representing 13.2% of net sales for the three months ended September 30, 2005 and 19.1% of net sales for the three months ended September 30, 2004. The decrease in international sales resulted from decreased sales of Teva and Simple product, partially offset by an increase in UGG international sales.
Gross Profit. Gross profit increased by $6,835,000, or 30.7%, to $29,070,000 for the three months ended September 30, 2005, from $22,235,000 for the three months ended September 30, 2004. As a percentage of net sales, gross margin was 42.0% for the three months ended September 30, 2005 compared to 39.8% for the three months ended September 30, 2004 due to a combination of factors including a reduced impact of closeout sales and inventory write-downs, the elimination of the airfreight costs incurred in the third quarter of last year, and lower production overhead cost per pair.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $2,175,000, or 16.9%, to $15,052,000 for the three months ended September 30, 2005 from $12,877,000 for the three months ended September 30, 2004. As a percentage of net sales, SG&A decreased to 21.8% for the three months ended September 30, 2005 from 23.1% for the three months ended September 30, 2004. The increase in SG&A expenses was largely due to the addition of a new distribution center, as well as an increase in bad debts and commissions expense related to the higher sales volume.
Income from Operations. Income from operations increased by $4,660,000, or 49.8%, to $14,018,000 in the three-month period ended September 30, 2005 from $9,358,000 in the three-month period ended September 30, 2004. This was due primarily to the increase in gross profit as well as the decrease in SG&A expenses as a percentage of sales, as discussed above.
Income from operations of Teva wholesale increased by $843,000, or 211.3%, to $1,242,000 for the three months ended September 30, 2005 from $399,000 for the three months ended September 30, 2004. This increase was largely due to an increase in gross margin due to a reduced impact of closeout sales and inventory write- downs, lower selling commissions related to the lower sales volume and lower marketing costs, partially offset by lower sales and higher bad debt expense.
Income from operations of UGG wholesale increased by $6,517,000, or 54.6%, to $18,449,000 for the three months ended September 30, 2005, from $11,932,000 for the three months ended September 30, 2004. The increase was the result of the higher sales volume, partially offset by increased closeout sales, higher selling commissions on the higher sales volume and increased marketing expenses.
Loss from operations of Simple wholesale was $260,000 for the three months ended September 30, 2005 compared to income from operations of $876,000 for the three months ended September 30, 2004. This was primarily due to a $2,540,000 decrease in net sales.
Income from operations of our Internet and catalog business decreased by $559,000, or 49.2%, to $577,000 for the three months ended September 30, 2005, from $1,136,000 for the three months ended September 30, 2004. This was largely due to the decrease in net sales of $2,034,000 during the period, partially offset by lower operating costs.
Unallocated overhead costs increased by $1,005,000 or 20.2%, to $5,990,000 for the three months ended September 30, 2005 from $4,985,000 for the three months ended September 30, 2004, resulting primarily from higher warehousing costs associated with the addition of a new distribution center as well as the higher sales volume.
Other (Income) Expense. Net interest expense was $167,000 for the three months ended September 30, 2005, compared with net interest income of $28,000 for the three months ended September 30, 2004. The interest income in 2004 resulted principally from the investment of our cash balances, whereas the interest expense in

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
2005 occurred as we accessed our line of credit during the quarter to meet our seasonal borrowing needs. Other (income) expense exclusive of net interest (income) expense was not material in either period.
Income Taxes. For the three months ended September 30, 2005, income tax expense was $5,701,000, representing an effective income tax rate of 41.2%. For the three months ended September 30, 2004, income tax expense was $3,559,000 representing an effective income tax rate of 37.9%. The increase in the effective tax rate was primarily due to a higher projected annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the current year. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.
Net Income. Our net income increased 40.0% to $8,150,000 from $5,822,000 as a result of higher gross profit and lower SG&A expenses as a percentage of sales, partially offset by higher income tax expense resulting from the higher operating income. Our earnings per diluted share increased 37.0% to $0.63 from $0.46, primarily as a result of the increase in net income.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Overview. For the nine months ended September 30, 2005, we had net sales of $173,797,000 and income from operations of $33,094,000 compared to net sales of $140,615,000 and income from operations of $28,260,000 for the nine months ended September 30, 2004. These results were primarily due to increased sales of the UGG product line during the first three quarters of the year, partially offset by a slightly lower gross margin and higher SG&A expenses.
Net Sales. Net sales increased by $33,182,000, or 23.6%, to $173,797,000 for the nine months ended September 30, 2005 from $140,615,000 for the nine months ended September 30, 2004. Net sales increased for the nine months ended September 30, 2005 due primarily to: (1) an increase in the number of units sold of Teva and UGG, offset in part by a decline in the number of units sold of Simple, resulting in a 14.4% overall increase in the volume of footwear sold to 6,478,000 pairs for the nine months ended September 30, 2005 from 5,664,000 pairs for the nine months ended September 30, 2004, and (2) a 11.1% increase in the weighted average wholesale selling price per unit to $25.55 for the nine months ended September 30, 2005 from $22.99 for the nine months ended September 30, 2004, caused by an increase in sales of UGG products, which generally carry higher average selling prices, partially offset by an increase in the volume of closeout sales during the nine months ended September 30, 2005.
Net wholesale sales of Teva decreased by $2,682,000, or 3.7%, to $69,775,000 for the nine months ended September 30, 2005 from $72,457,000 for the nine months ended September 30, 2004. This decrease was due to several factors including an unseasonably cold Spring 2005 season, increased competition, a recent lack of meaningful product innovation, and a decline in sales in the European market. We are proactively addressing the situation going forward by dedicating significantly greater resources to product development, marketing and advertising and the development of a solid international infrastructure. See “— Overview — Teva Overview” above.
Net wholesale sales of UGG increased by $39,538,000, or 84.7%, to $86,195,000 for the nine months ended September 30, 2005 from $46,657,000 for the nine months ended September 30, 2004, due to several factors including strong Fall demand and improved delivery in 2005. In addition, in early 2005, we delivered our first UGG Spring product line; whereas, during the nine months ended September 30, 2004, we did not offer an UGG Spring product line. Also, during the first quarter of 2005, we were able to deliver carryover shipments of our 2004 Fall and Holiday product, whereas, during the first quarter of 2004 there were fewer carryover shipments from the 2003 Fall and Holiday season and we had a limited amount of product available to ship. Unlike last year, we currently expect to deliver our Holiday 2005 orders timely in the fourth quarter of 2005, rather than in the following first quarter, which we currently expect will result in lower UGG sales in the first quarter of 2006 compared to the first quarter of 2005. Additionally, our sales of UGG products to international markets increased to $11,009,000 for the nine months ended September 30, 2005 compared to $6,939,000 in the nine months ended September 30, 2004, primarily

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
due to on-time deliveries of the Fall 2005 product line; whereas, in 2004, much of the Fall product was not delivered until the fourth quarter. See “— Overview — UGG Overview” above.
Net wholesale sales of Simple decreased by $1,647,000, or 21.6%, to $5,989,000 for the nine months ended September 30, 2005 from $7,636,000 for the nine months ended September 30, 2004. This decrease was largely due to the discontinuation of the Simple sheep product line in late 2004, partially offset by a renewed interest in the Simple brand, including continued growth in the sales of the Sugar and other sneaker styles as well as our clog offering. See “— Overview — Simple Overview” above.
Net sales of the Internet and catalog retailing business decreased by $2,027,000, or 14.6%, to $11,838,000 for the nine months ended September 30, 2005 from $13,865,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net sales of the Internet and catalog retailing business included retail sales of Teva of $4,200,000, UGG of $6,986,000 and Simple of $652,000. For the nine months ended September 30, 2004, the breakdown consisted of sales of Teva of $4,018,000, UGG of $9,398,000 and Simple of $449,000. See “— Overview — Internet and Catalog Retailing Overview” above.
International sales for all of our products increased by $652,000, or 2.3%, to $28,709,000 for the nine months ended September 30, 2005 from $28,057,000 for the nine months ended September 30, 2004, representing 16.5% of net sales for the nine months ended September 30, 2005 and 20.0% of net sales for the nine months ended September 30, 2004. The higher dollar amount of international sales resulted from our sales of more UGG product to the international markets as our inventory availability allowed us to deliver more of our UGG Fall retail collection during the nine months ended September 30, 2005; whereas, in the same period a greater proportion of the UGG Fall retail collection was not available until the fourth quarter of 2004. Because domestic sales increased 28.9% in the first nine months of 2005 compared to the same period a year ago, our overall international sales as a percentage of net sales decreased in the first nine months of 2005 compared to the same period in 2004.
Gross Profit. Gross profit increased by $13,059,000, or 21.2%, to $74,606,000 for the nine months ended September 30, 2005, from $61,547,000 for the nine months ended September 30, 2004. As a percentage of net sales, gross profit margin was 42.9% for the nine months ended September 30, 2005 compared to 43.8% for the nine months ended September 30, 2004. The decrease in gross margin was the result of increased inventory write-downs, a higher impact of closeout sales, and a shift in sales mix as a result of the significant increase in net sales of UGG products, which generally have a lower average gross margin than sales of Teva products.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $8,225,000, or 24.7%, to $41,512,000 for the nine months ended September 30, 2005 from $33,287,000 for the nine months ended September 30, 2004. As a percentage of net sales, SG&A increased slightly to 23.9% for the nine months ended September 30, 2005 from 23.7% for the nine months ended September 30, 2004. The increase in the dollar amount of SG&A expenses was due to a combination of factors, including higher costs associated with the addition of a new distribution center since last year, increased marketing costs, increased selling commissions on higher sales volumes, increased bad debt expense, and costs related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Income from Operations. Income from operations increased by $4,834,000, or 17.1%, to $33,094,000 in the nine-month period ended September 30, 2005 from $28,260,000 in the nine-month period ended September 30, 2004. This was due primarily to the increase in net sales, partially offset by lower gross margins and an increase in SG&A expenses, as discussed above.
Income from operations of Teva wholesale decreased by $813,000, or 3.7%, to $20,896,000 for the nine months ended September 30, 2005 from $21,709,000 for the nine months ended September 30, 2004. This decrease was largely due to the decreased sales volume as well as higher marketing and bad debt expense, partially offset by higher gross margins as a result of a decreased impact of closeout sales and lower selling commissions as a result of the lower sales volume.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Income from operations of UGG wholesale increased by $11,473,000, or 71.5%, to $27,511,000 for the nine months ended September 30, 2005, from $16,038,000 for the nine months ended September 30, 2004. This was largely due to the $39,538,000 increase in net sales, partially offset by higher selling commissions, marketing costs and bad debt expense related to the higher sales volume as well as increased inventory write-downs and closeout sales.
Loss from operations of Simple wholesale was $27,000 for the nine months ended September 30, 2005 compared to income from operations of $536,000 for the nine months ended September 30, 2004. This was primarily due to a $1,647,000 decrease in net sales and an increase in bad debt and marketing expense in this segment, partially offset by a higher gross margin resulting from lower inventory write-downs and closeout sales.
Income from operations of our Internet and catalog business decreased by $1,158,000, or 31.6%, to $2,506,000 for the nine months ended September 30, 2005, from $3,664,000 for the nine months ended September 30, 2004, largely due to the lower sales volume and higher operating costs for the business.
Unallocated overhead costs increased by $4,105,000, or 30.0%, to $17,792,000 for the nine months ended September 30, 2005 from $13,687,000 for the nine months ended September 30, 2004, resulting primarily from the addition of a new distribution center, increased warehousing and shipping costs on the higher sales volume and increased accounting and audit fees associated with the Company’s compliance with internal controls procedures under Section 404 of the Sarbanes-Oxley Act of 2002.
Other (Income) Expense. Net interest expense was $104,000 for the nine months ended September 30, 2005, compared with net interest expense of $2,261,000 for the nine months ended September 30, 2004. The net interest expense in 2004 resulted principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002, which we subsequently paid off in full during the second quarter of 2004. Since the Company had virtually no outstanding borrowings in the first six months of 2005 but borrowed under its line of credit to meet seasonal borrowing needs during the third quarter of 2005, the interest income received on the Company’s excess cash balances was offset by the interest expense due on the outstanding balance on the credit facility. Other income exclusive of net interest (income) expense was not material in either period.
Income Taxes. For the nine months ended September 30, 2005, income tax expense was $13,224,000, representing an effective income tax rate of 40.1%. For the nine months ended September 30, 2004, income tax expense was $9,708,000 representing an effective income tax rate of 37.3%. The increase in the effective tax rate was primarily due to a higher projected annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the current year. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.
Net Income. Our net income increased 21.3% to $19,769,000 from $16,291,000 as a result of higher net sales and lower net interest expense, partially offset by lower gross margin and increased SG&A expenses, as discussed above. Our earnings per diluted share increased 12.4% to $1.54 from $1.37 as a result of the increase in net income, which was partially offset by the increase in the weighted average common shares outstanding due to the follow-on public offering in May 2004.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases. See “— Contractual Obligations” below. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Liquidity and Capital Resources
We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, short-term investments, cash generated from operations and the credit availability under our revolving credit facility.
The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. Teva generally begins to build inventory levels beginning in the fourth quarter and first quarter in anticipation of the Spring selling season that occurs in the first and second quarters, whereas UGG generally builds its inventories in the second quarter and third quarter to support sales for the Fall and Winter selling seasons, which historically occur during the third and fourth quarters. In addition, at September 30, 2005, we increased our UGG inventories significantly compared to the levels at September 30, 2004 in order to better meet demand and ensure more timely deliveries to our retail partners in the Fall and Winter season this year.
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
Cash from Operating Activities. Net cash used in operating activities was $17,700,000 for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $4,172,000 for the nine months ended September 30, 2004. The change in net cash from operating activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was largely due to an increase in inventories and accounts receivable as well as a pay down of accrued expenses, partially offset by an improvement in cash collections during the period. Net working capital improved by $33,298,000 to $103,152,000 as of September 30, 2005 from $69,854,000 as of December 31, 2004, primarily as a result of earnings for the period plus $13,200,000 of net borrowings under our line of credit.
Cash From Investing Activities. For the nine months ended September 30, 2005, net cash provided by investing activities was $11,876,000, which was comprised primarily of the sale of short-term investments held by the Company at December 31, 2004. The cash generated from the sale of these short-term investments was partially offset by cash used for capital expenditures, primarily related to the opening of an additional distribution center, the replacement and upgrading of certain computer equipment and trade show booths, and the purchase of promotional vehicles for the Teva marketing team. For the nine months ended September 30, 2004, net cash used in investing activities was $4,578,000, which consisted primarily of the net purchase of short-term investments and capital expenditures.
Cash from Financing Activities. For the nine months ended September 30, 2005, net cash provided by financing activities was $14,460,000 compared to net cash provided by financing activities of $6,049,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the net cash provided by financing activities was made up mostly of cash received from net borrowings under the line of credit as well as cash received from the exercise of stock options. For the nine months ended September 30, 2004, we received $36,336,000, primarily related to the net proceeds received from our follow-on public stock offering and other issuances of common stock, which was used, in part, to pay off all remaining long-term debt.
Our liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At September 30, 2005, working capital was $103,152,000 including $19,081,000 of cash and cash equivalents. Cash used in operating activities aggregated $17,700,000 for the nine months ended September 30, 2005. Trade accounts receivable increased by 9.7% to $44,121,000 at September 30, 2005 from $40,226,000 at December

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
31, 2004, largely due to normal seasonality. Accounts receivable turnover decreased to 6.8 times in the twelve months ended September 30, 2005 from 8.1 times in the twelve months ended December 31, 2004.
Inventories increased by 120.6% to $66,768,000 at September 30, 2005 from $30,260,000 at December 31, 2004, reflecting a $43,132,000 increase in UGG inventory, a $7,383,000 decrease in Teva inventory and a $759,000 increase in Simple inventory. Overall, inventory turnover decreased to 3.1 times for the twelve months ended September 30, 2005 from 5.5 times for the twelve months ended December 31, 2004 largely due to increased inventory levels. The $43,132,000 increase in UGG inventory at September 30, 2005 was due to seasonality, the continued growth in net sales of the UGG brand, and our continuing efforts to better meet demand and ensure more timely deliveries to our retail partners in the Fall and Winter season this year. In addition, whereas last year the independent factories were delivering product late, they are currently delivering on time and, in some cases, earlier than requested. The $7,383,000 decrease in Teva inventory occurred largely due to seasonality since most of our Teva sales occur in the first and second quarters. The $759,000 increase in Simple inventory at September 30, 2005, compared to December 31, 2004, was largely due to seasonality.
We currently expect our UGG inventory levels to decrease substantially by December 31, 2005 as we complete our Fall and Winter 2005 season. In addition, whereas we built our inventories early in 2005 to ensure more timely deliveries for the 2005 season, we currently expect to build our inventories later in the year in 2006 as we now have significantly more confidence in the timely supply of UGG product, and we believe we have greatly improved our retailers’ confidence in our ability to deliver product to them on a timely basis. As a result, we currently expect to improve our cash flow for the remainder of 2005 and the first part of 2006. However, risks and uncertainties that could impact our ability to improve our cash flow include growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories and the volume of letters of credit used to purchase product, among others. See “Forward-Looking Statements” for a discussion of additional factors that may affect our working capital position.
Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $25,000,000 for the period from September 6, 2005 to December 6, 2005, and $20,000,000 for the remainder of the term, subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (6.75% at September 30, 2005) or, at our option, at LIBOR (3.88% at September 30, 2005) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all of our assets. The Facility includes annual commitment fees, which were $60,000 for 2005. The Facility expires on June 1, 2007. At September 30, 2005, the Company had outstanding borrowings under the Facility of $13,200,000, no foreign currency reserves for outstanding forward contracts and outstanding letters of credit of $52,000, and as a result, $11,748,000 was available under the Facility.
The agreements underlying the bank credit facility contain several financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at September 30, 2005, and remain so as of the date of this report.
Capital expenditures totaled $3,599,000 for the nine months ended September 30, 2005, and related primarily to the opening of an additional distribution center, the replacement of certain computer equipment and trade show booths, as well as the purchase of promotional vehicles for the Teva marketing team. We currently have no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2005 will range from approximately $700,000 to $900,000 and may include additional costs associated with the additional distribution center and upgrades of certain other computer equipment. The actual amount of capital expenditures for the remainder of 2005 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Contractual Obligations. The following table summarizes our contractual obligations at September 30, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$13,200,000	$—	$13,200,000	$—	$—
Operating lease obligations	8,311,000	2,624,000	3,253,000	1,634,000	800,000

Total	$21,511,000	$2,624,000	$16,453,000	$1,634,000	$800,000

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
Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience. Reserves have been fully established for all expected or probable losses of this nature. The gross trade accounts receivable balance was $49,595,000 and the allowance for doubtful accounts was $2,226,000 at September 30, 2005, compared to gross trade accounts receivable of $45,238,000 and the allowance for doubtful accounts of $1,796,000 at December 31, 2004. The increase in the allowance for doubtful accounts at September 30, 2005 compared to December 31, 2004 was primarily related to the increase in the gross trade accounts receivable during the period as well as additional reserves established for our domestic UGG receivables. Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at September 30, 2005 by $330,000.
Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $1,699,000 at September 30, 2005 and $1,485,000 at December 31, 2004. The increase in the reserve for sales discounts at September 30, 2005 compared to December 31, 2004 was primarily due to the increase in the gross trade accounts receivable during the period. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at September 30, 2005 by $170,000.
Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns decreased to $1,549,000 at September 30, 2005 from $1,731,000 at December 31, 2004, primarily as a result of lower net sales in the three months ended September 30, 2005 compared to the three months ended December 31, 2004. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at September 30, 2005 by approximately $550,000.
Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At September 30, 2005, inventories were stated at $66,768,000, net of inventory write-downs of $2,466,000. At December 31, 2004, inventories were stated at $30,260,000, net of inventory write-downs of $1,176,000. The increase in the reserve for inventory write-downs at September 30, 2005 compared to December 31, 2004 was primarily due to the increase in the related inventory amounts during the period. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount at September 30, 2005 by approximately $775,000.
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
Recent Accounting Pronouncements
On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a special one-time 85 percent dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP FAS 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented by the Company would affect the Company’s tax provision and deferred tax assets and liabilities. In the event that the Company decides to repatriate the overseas cash during the fourth quarter of 2005, it will result in an increase in the effective tax rate for that quarter. However, given the uncertainties and complexities of the repatriation provision and the Company’s continuing evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.
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
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No.123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123R to the first interim period in the first fiscal year beginning after June 15, 2005. The Company is, therefore, required to adopt the provisions of SFAS No. 123R effective January 1, 2006. Note 1 discloses the Company’s pro forma net income under SFAS No. 123R, which is expected to be comparable to stock compensation pursuant to SFAS No 123R.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt this statement on January 1, 2006 and it is not expected to have a material effect on the financial statements upon adoption.

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
The majority of our footwear is produced by independent factories located in the People’s Republic of China (“PRC”). On July 21, 2005, the PRC revalued its currency and abandoned its peg to the U.S. dollar. All transactions between ourselves and the PRC factories are currently denominated in U.S. dollars. We are currently assessing the situation and are not yet able to determine the effect, if any, of the July 21st revaluation or the probability or potential impact of any future revaluations.
Market Risk
Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At September 30, 2005, we outstanding borrowings under the revolving line of credit of $13,200,000. A 1.00% increase in interest rates on our current borrowings would have a $132,000 impact on income before income taxes.
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
Not applicable
Item 3. Defaults upon Senior Securities.
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable
Item 5. Other Information.
(a) The Company entered into Amendment Number Seven to the Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank on September 6, 2005. The amendment is filed as Exhibit 10.1 to this Form 10-Q. The amendment provided for an increase under this facility to $25,000,000 for the period from September 6, 2005 to December 6, 2005. The facility expires June 1, 2007. After December 6, 2005, the maximum availability returns to $20,000,000 for the remainder of the term.
Item 6. Exhibits.
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

3.2	Restated Bylaws of Deckers Outdoor Corporation (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-47097 and incorporated by reference herein)

10.1	Amendment Number Seven to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank dated as of September 6, 2005

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
10.2	Offer of Employment Letter between the Company and Carlo Lingiardi, President of Teva, dated August 10, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2005)

10.3	Offer of Employment Letter between the Company and Colin Clark, Senior Vice President-International, effective September 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2005)

31.1	Certification by the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation
Date: November 7, 2005	/s/ M. Scott Ash
M. Scott Ash, Chief Financial Officer
(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)