Form 10-K
period 2005-12-31
DECKERS OUTDOOR CORP
filed 2006-03-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $259,438,168 based on the June 30, 2005 closing price of $24.60 on the Nasdaq National Market on such date.

The number of shares of the registrant’s Common Stock outstanding at February  28, 2006 was 12,464,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement relating to registrant’s 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of registrant’s fiscal year ended December 31, 2005, are incorporated by reference in Part III of this Form 10-K.

DECKERS OUTDOOR CORPORATION
For the Fiscal Year Ended December 31, 2005

Table of Contents to Annual Report on Form 10-K

PART I

Item 1.	Business.

General

We are a leading designer, producer and brand manager of innovative, high-quality footwear and the category creator in the sport sandal and luxury sheepskin footwear segments. Our footwear is distinctive and appeals broadly to men, women and children. We sell our products through quality domestic retailers and international distributors and directly to end-user consumers through our websites, catalogs and retail outlet stores. Our primary objective is to build our footwear lines into global lifestyle brands with market leadership positions.

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

UGG.  UGG is our luxury comfort brand and the category creator for luxury sheepskin footwear. Our UGG line has enjoyed several years of strong growth and positive consumer receptivity, driven by consistent introductions of new styles, introductions of UGG products in the fall and spring seasons and geographic expansion of distribution. We carefully manage the distribution of our in-line UGG products within high-end specialty and department store retailers in order to best reach our target consumers, preserve UGG’s retail channel positioning and maintain UGG’s position as a mid- to upper-price luxury brand.

UGG gained brand recognition in the U.S. beginning in 1979 and was adopted as a favored brand by the California surf community. We acquired UGG in 1995 and have carefully re-positioned the brand as a luxury comfort collection sold through high-end retailers. While our sales have grown steadily over the past eight years, over the past few years UGG has benefited from significant national media attention and celebrity endorsement through our marketing programs and product seeding activities, further raising the profile of UGG as a luxury comfort brand. We intend to further support UGG’s market positioning by carefully expanding the selection of styles available in order to build consumer interest in our UGG collection. We also remain committed to limiting distribution of UGG through high-end retail channels.

Simple.  Simple is our moderately priced “anti-brand,” serving the needs of a youthful, irreverent consumer base seeking the comfort of athletic footwear but the styling of more traditional, understated, “back-to-basics” footwear. This youth brand has a diverse product offering ranging from its successful legacy categories of sneakers, clogs and sandals to its recently introduced “9 to 5” collection of casual footwear and its ecologically friendly Green Toe collection.

Through continued innovation, expansion of product offerings, premium distribution and strategic marketing initiatives, we have successfully developed three premier lifestyle brands. Our net sales increased by 23.3%, from

$214,787,000 in 2004 to $264,760,000 in 2005 and our income from operations increased by 23.1% from $42,462,000 in 2004 to $52,268,000 in 2005. For 2005, wholesale shipments of Teva, UGG and Simple aggregated $80,446,000, $150,279,000 and $6,980,000, respectively, and represented 30.4%, 56.8% and 2.6% of our total net sales, respectively. Sales of our brands through our Consumer Direct division (which includes our Internet, catalog and retail outlets), which are in addition to our wholesale shipments, were $27,055,000 representing 10.2% of total net sales in 2005.

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

We experienced a period of rapid growth during the late 1980’s and completed our initial public offering in 1993. As our sales grew, we terminated our manufacturing operations in the United States, Mexico and Costa Rica, and today independent manufacturers in the Far East, New Zealand and Australia manufacture all of our footwear products for us. We maintain our own offices in China and Macau to monitor the operations of our Far East manufacturers.

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

Build Leading Global Brands.  Our mission is to build niche footwear lines into global brands with market leadership positions. Our Teva and UGG brands began as footwear lines appealing to a narrow core enthusiast market. We have since built these lines into substantial global lifestyle brands with significant potential for further growth and line extension. Across our brands, our styles remain true to the brands’ heritage but have been selectively extended over time to broaden their appeal to men, women and children seeking high quality, comfortable styles for everyday use. Furthermore, we actively manage our brands to ensure that we reach brand appropriate retail distribution channels. We believe that building our brand image is best accomplished through a decentralized management structure that empowers a single brand manager for each brand to coordinate all aspects of brand image, from product development to marketing and retail channel management.

Sustain Brand Authenticity.  We believe our ability to grow our brands, sustain strong gross margins and maintain strong market share results, in part, from consumer loyalty to the heritage of our brands. We believe Teva consumers are passionate and serious about the outdoors, and our marketing programs feature national advertising in outdoor-oriented media as well as grass roots marketing through sponsorship of outdoor events and professional athletes. These marketing efforts reinforce the river-guide heritage of Teva and Teva’s positioning as a highly technical, performance-oriented footwear leader. Our UGG marketing strategy highlights the brand’s positioning as functional footwear, but also as a premium, luxury collection. UGG is primarily marketed through national print advertising in major magazines and through our retailers and their catalogs and advertising. Historically, our marketing for UGG has been focused on women, but with the recent introduction of new innovative men’s styles, we are increasing our marketing appeal to men through advertisements in national men’s magazines with a continued focus on lifestyle and comfort. We promote our Simple brand by emphasizing Simple’s “feel good” lifestyle philosophy. Our key marketing objective for Simple is to reintroduce the brand to the marketplace by creating a dialogue with our consumer through our viral marketing and media plan initiatives. We have focused our print advertising campaigns to include niche national publications and alternative weekly publications in select cities both domestically and internationally.

Drive Demand Through Innovation and Technical Leadership.  We believe our reputation for innovation and technical leadership distinguishes our Teva and UGG products from those of our competitors and provides us with significant competitive advantages. Our proprietary Universal Strapping System launched Teva’s popularity in the mid-1980’s. Recent technical advances in our Teva footwear include our Liquid Frame Technology, our Wraptor technology and our Wraptor-Lite technology, all designed to provide maximum stability, support and comfort under rugged usage. We continue to develop proprietary rubber compounds for our Teva offering, including our original Spider Rubber — a sticky non-slip rubber outsole material for use across wet and dry terrain; SSR — a super sticky rubber compound for use specifically in extreme water conditions to provide superior grip on smooth wet surfaces, like rocks, fiberglass, and raft rubber; and Spider XC — an off-road hybrid that combines the non-slip traction of Spider Rubber with durability for use in both wet and dry conditions. In recent years, we have developed Teva closed-toe footwear, including several styles incorporating Vibram® soles and Gore-Tex® fabrics. We also continue to develop innovative styles, products and product categories for our UGG collection in order to support UGG’s positioning as a functional lifestyle brand, which can be worn in a variety of climates and weather conditions. UGG has benefited from our continuing expansion into non-boot casuals, sheepskin-trimmed footwear and styles combining sheepskin with fine-grade suede and leathers, all designed to expand our market share in new categories and increase our sales in both the fall and spring selling seasons. In fact, for Spring 2006, UGG is introducing its first ever line of open-toe sandals and slides in a variety of styles and colorways that incorporate thin layers of sheepskin for added comfort and luxury.

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

Growth Strategies

Our growth will depend upon our broadening of the products offered under each brand, growing domestic and expanding international distribution, licensing our brand names and developing or acquiring new brands. Specifically, we intend to:

Introduce New Categories and Styles under Existing Brands.  We intend to increase our sales by developing and introducing additional footwear products under our existing brands that meet our high standards of performance, practicality, authenticity, comfort and quality. We have expanded Teva’s open-toe footwear category by launching new casual and performance styles, as well as several new sandal styles providing full foot coverage and protection. We have also introduced several closed-toe lines under the Teva brand, including amphibious footwear, hikers, trail runners and other rugged outdoor footwear. We plan further expansion into the light-hiking, trail running and rugged outdoor arenas, where the aggregate market is considerably greater than the market size for Teva’s core sport sandals. We have expanded our UGG collection to incorporate additional styles and fabrications in order to further penetrate the fall, spring and winter seasons. We have expanded our men’s and kids’ business and have introduced a cold-weather series featuring sheepskin and Gore-Tex®. For Spring 2006, we are introducing a new line of open-toe sandals and slides that incorporate a thin layer of sheepskin for added luxury and comfort while our Fall 2006 line includes a variety of new categories and fabrications, including a new fashion category of Italian designed footwear for both men and women. We expect to grow our Simple brand through continued focus on our heritage clog and sneaker categories for men and women as well as the expansion of new categories like the Green Toe collection of ecologically friendly footwear made entirely of 100% natural materials, water-based glues and soy-based dyes. By introducing new categories under our brands, in particular, the closed-toe footwear under Teva and the spring product offerings under UGG, we believe we will expand the selling seasons for our brands which will result in increased sales and will contribute to a more balanced year round business for each of these brands.

Grow Domestic Distribution.  We believe that we have significant opportunities to increase our sales by growing domestic distribution of our products. Our Teva brand has historically been distributed through the outdoor specialty, sporting goods and department store retail channels. We believe we have the opportunity, through refocused marketing programs and innovative product introductions, to expand our retail presence in each of these channels. In addition, we have identified the potential for expansion into specialty running retailers, who we believe would fit well with our authentic trail-running product offering. UGG has historically realized a substantial portion of its sales in California. Over the past several years we have experienced increasing demand for UGG distribution outside California, and we have grown our business dramatically in the Midwest and North East. For Simple, we are focusing distribution on the specialty independent retailers, department stores, and outdoor retailers for our broad product offering, as well as the introduction into the health and wellness retail channel through our Green Toe offering of ecologically friendly footwear.

Expand International Distribution.  In 2005, our international net sales totaled $35,273,000, representing approximately 13.3% of total net sales. Given the strength of our brands, we believe significant opportunities exist to market our products abroad, and we intend to selectively expand their distribution worldwide. In order to pursue these opportunities, in the latter part of 2005, we embarked on an international expansion strategy including a recently established international organization reporting directly to our Chief Executive Officer and we have hired a Vice President of International Operations to head up this organization. As part of this new strategy, we are setting up the necessary international infrastructure including offices in Europe and in Asia, for the coordination of our sales, distribution, marketing and advertising efforts in these markets. We believe that by transitioning to this more globally-focused structure and by identifying and hiring strong talented personnel for our international operations, we will be well-suited to realize solid international growth over the next few years.

Pursue Licensing of Brands in Complementary Product Lines.  We are pursuing selective licensing of our brand names in product categories beyond footwear. In 2004, we embarked on our UGG licensing program with the introduction of UGG licensed handbags and outerwear for the domestic market, which were delivered in the Fall 2004 season. In 2005, we successfully launched UGG cold weather accessories, which began delivery in the Fall 2005 season. We initiated expansion of our domestic UGG licenses into select international markets, beginning with UGG handbags in 2005 and are pursuing international expansion of our cold weather accessories and outerwear licenses for 2006. We also restructured our domestic Teva licensing program, which currently consists of U.S. licenses for men’s and women’s headwear and socks, a Canadian license for sportswear, and a newly signed U.S. license for bags and packs which will begin deliveries in the Spring 2007 season. We are developing additional licensing programs carefully to ensure that licensed goods remain consistent with our brands’ heritage. Because this licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize license revenues and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time if our licensees can sell the licensed products in the quantities they have projected and if we are able to continue to add new complementary licenses over time. For the years ended December 31, 2004 and 2005, we recognized net license revenues of $950,000 and $1,074,000, respectively.

Build New Brands.  We continue to explore ways to expand the number of brands managed by the Company. We have been successful previously in identifying entrepreneurial concepts for innovative, fashionable footwear targeted at niche markets and building these concepts into viable brands utilizing our expertise in product development, production and marketing. We intend to continue to identify and build new brands that demonstrate potential for significant future growth.

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

Our Teva line comprises six core footwear collections:

Originals.  The Originals Series is a collection of sandals and thongs utilizing Teva’s classic rugged architecture. The Originals Series leverages the Teva brand heritage as the inventor of the sport sandal and remains a distinctive choice for both performance-oriented users and casual buyers. Many of our Originals feature our proprietary Universal Strapping System, designed to hold the foot firmly in place, and are constructed with high quality nylon webbing, molded EVA midsoles and outsoles featuring Teva’s proprietary rubber compounds. Our U.S. patent on our Universal Strapping System, which we utilize in many of our most popular Teva sandals, expires in September 2007.

Hydro.  The Hydro Series builds upon our legacy as the category leader in whitewater-designed footwear. Hydro consists of sandals and closed-toe amphibious footwear built for high performance and rugged outdoor use. This series includes men’s and women’s sport sandals and other outdoor footwear ideal for professional and amateur outdoor enthusiasts and adventurers. Our Hydro Series incorporates many proprietary technologies including our Wraptor, Universal, and Liquid Frame fit technologies as well as three versions of our specially formulated proprietary sticky rubber compounds — River Rubbertm, Spider Rubbertm and SSRtm.

Terrain.  The Terrain Series is a line of sandals and closed-toe footwear that incorporates Teva technologies and is designed for use in rugged outdoor environments such as trails and canyons. The Terrain Series includes performance running sandals and trail running shoes. To meet our consumers’ expanded needs and to provide them with the best product possible, we have utilized quick drying monofilament materials to provide light weight, breathable uppers and have created Spider XCtm outsoles to maximize traction and durability for rugged terrain conditions. In this category, we also partner with many of the world’s leading providers of footwear technology for specialty component materials, including Vibram® and Gore-Tex®.

Nomadic.  Our Nomadic Series is a collection of leather casual sandals and closed-toe footwear true to Teva’s performance-oriented outdoor heritage but designed for more casual use. The Nomadic Series provides our legendary sandal comfort in closed shoes through proprietary comfort technologies including our Shoc-Sock tm, a cushioning footbed, designed in cooperation with Ortholite, as well as our Mush tm footbed system. The collection includes men’s and women’s leather sandals and shoes inspired by our technical offering giving the consumer contemporary styles for rugged travel or everyday adventure.

Sun and Moon.  Our Sun and Moon Series features fun, youthful and colorful slides and thongs in a variety of materials including waterproof leather, nylon and suede. The Sun and Moon Series is designed to leverage our sandal-making capabilities and to appeal to fashion-oriented consumers seeking pre-activity and post-activity footwear alternatives that express a casual lifestyle and individual spirit. The Sun and Moon offering also provides our retailers a unique way to display and sell footwear on our Teva Mush Rack, a point of purchase display designed to maximize the retailers’ sales per square foot.

Kids and Infants.  Our children’s series is an assortment of sandals incorporating a variety of materials including leather, waterproof suede, nylon, neoprene and mesh, as well as slip-on water shoes and other styles of amphibious footwear. In addition, in the Fall of 2006, we are offering a back-to-school collection of casual closed toe shoes that are inspired by some of our most successful adult rugged casuals.

We intend to continue to build upon Teva’s broad and deep line of performance and casual footwear. Our Spring 2006 line features 100 different product styles with manufacturer’s suggested domestic retail prices for adult sizes ranging from $22.00 to $120.00.

UGG Footwear.  “The premier brand in luxury and comfort.” Beginning in 1979, UGG gained brand recognition in the U.S. for sheepskin boots and slippers and was later adopted as a favored brand by the California surf community. We acquired the brand in 1995 and expanded the collection, offering consumers a luxurious and distinctive look in sheepskin fabrications.

Our UGG product line comprises eight core footwear collections:

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

Fashion Collection.  Our Fashion Collection offers fashion forward styles for women and children without compromising comfort. Luxurious materials and trend-influenced stylings make this collection truly stand out. Silhouettes include several styles of boots featuring pockets, studs and laces, as well as styles featuring elements of classic country and western motifs.

Driving Collection.  This collection features refined, sophisticated styles for men and women. These footwear styles include suede and glove leather uppers, lined in a shorter eight millimeters of sheepskin for added comfort. Styles from the men’s collection feature an interchangeable leather insole that allows them to be worn either with or without socks.

Surf Collection.  This collection is taken from the laid-back surf lifestyle that was the original heritage of the brand. The Surf Collection, which is being introduced in Spring 2006, features true spring stylings including open toe sandals and slides that incorporate a thin layer of sheepskin for luxury and comfort.

Cold Weather Collection.  This collection is designed for men, women and children seeking more rugged styling. The Cold Weather line features Vibram® outsoles and waterproof Gore-Tex® uppers designed to withstand colder, wetter climates.

Fluff Momma Collection.  This is our most playful and distinctive style for women. The Fluff Momma features untrimmed and colored sheepskin fleece exposed on the entire boot.

Slipper Collection.  Our popular Slipper Collection builds upon the UGG reputation for comfort, warmth and luxury. We offer a wide selection of styles and colors for men, women and children.

We have expanded our UGG collection from the Classic Sheepskin boot to a broad footwear line for men, women and children in a variety of styles, colors and materials designed for wear in a variety of climates and occasions. Over the last few years, our line expansion strategies have resulted in significantly increased exposure for our UGG collection and have contributed to the growth of UGG’s year round business. The manufacturer’s suggested domestic retail prices for adult sizes for the Fall 2006 UGG collection range from $55.00 to $400.00.

Simple Casual Footwear.  “The brand of choice for a feel good lifestyle.” The Simple brand bridges the gap between casual lifestyle and athletic brands. Simple’s goal is to offer products that feel great from a comfort standpoint while creating an emotional experience and connection with the consumer. The Simple line of casual shoes combines the comfort of athletic footwear construction with the simple, understated styling of “back-to-basics” casual footwear by offering fun products with high quality at a great value.

Our product line is comprised of these six key categories, which range in price from $22.00 to $140.00:

Sneakers.  The men’s and women’s sneaker collection is the largest category of the Simple product offering. The Simple sneaker offering is positioned in the marketplace as the alternative to the “over-hyped” and “over–teched” sneaker brands that currently saturate the market. We’ve introduced several new sneaker styles that incorporate a sneaker specific pedbedtm, crepe rubber outsoles, and leather and suede uppers.

Clogs.  The clog category is iconic for the Simple brand. Building on the heritage of our original clogs, our current clog series features the pedbedtm and updated material and color options. For the Spring 2006 season we have added several styles designed as clog-sandal hybrids, which we refer to as “Clandals.”

Sandals:  We offer a range of warm weather footwear for men and women in rich leathers and colorful nubucks. We also offer a flip-flop program that caters to the surf channel of distribution.

“9 to 5” Casuals:  “9 to 5” is a men’s and women’s collection of casuals incorporating full-grain leathers and nubucks, natural crepe and rubber. This new line debuts in Fall 2006.

Green Toetm:  The Green Toetm segment represents an effort on the part of Simple to reduce the ecological footprint made by shoes around the world. All Green Toe products are made with 100% natural materials (textiles and rubbers), use water-based glues, and soy-based dyes. For Spring 2006, we’ve added sandals to the collection and for Fall 2006 we’ve further expanded the line with several new styles including a Wallabee inspired silhouette called the Sloppy Toe and the first real green sneaker, the Play Toe.

Kids:  For Fall 2006, we are introducing a new children’s offering of select styles based on popular adult styles.

Licensing

To capitalize on the strength of our brands, we are pursuing the licensing of our brand names for use in complementary product categories beyond footwear. For the year ended December 31, 2004 and 2005, we recognized net license revenues of approximately $950,000 and $1,074,000, respectively.

In 2004, we embarked on our UGG licensing program with the introduction of UGG licensed handbags and outerwear for the domestic market, which were delivered in the Fall 2004 season. In 2005, we successfully launched UGG cold weather accessories, which began delivery in the Fall 2005 season. We initiated expansion of our domestic UGG licenses into select international markets, beginning with UGG handbags in 2005 and are pursuing international expansion of our cold weather accessories and outerwear licenses for 2006. We also restructured our domestic Teva licensing program, which currently consists of U.S. licenses for men’s and women’s headwear and socks, a Canadian license for sportswear, and a newly signed U.S. license for bags and packs which will begin deliveries in the Spring 2007 season.

Because our licensing program is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize license revenues and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time if our licensees can sell the licensed products in the quantities they have projected and if we are able to add new complementary licenses over time.

BHPC Global Licensing, Inc. is a full service licensing agency that we initially used to assist us in identifying licensing candidates and coordinating our licensing business until August 2004, when we began to do this in-house. We pay BHPC an agency fee on royalty income that we receive related to licensing agreements that BHPC coordinated on our behalf. In 2005, we paid BHPC approximately $118,000 in agency fees. BHPC is 50% owned by one of our directors, Daniel L. Terheggen.

Products made under license are sold primarily through the same retail channels as our footwear product offering. Our licensing agreements generally give us the right to terminate the license if specified sales targets are not achieved.

Sales and Distribution

We distribute our products in the United States. through a dedicated network of approximately 41 independent sales representatives. Our sales representatives are organized geographically and visit retail stores to communicate the features, styling and technology of our products. In addition, we have three employee sales representatives who serve as key account executives for several of our largest customers.

Until mid-2005, our sales force was divided into two teams, one for Teva and one for UGG and Simple, as the UGG and Simple brands are generally sold through non-outdoor specialty and non-sporting goods distribution channels and are targeted toward a different consumer than our Teva brand. Beginning in mid-2005, however, we began to split the Simple and UGG sales forces into two distinct groups in order to provide Simple with its own dedicated sales function to improve its sales efforts and resources. While there is still some overlap between the Simple and UGG teams, we have begun to make the transition and are well on our way to having separate dedicated sales forces for each of our three brands. Each brand’s sales manager recruits and manages his or her network of sales representatives and coordinates sales to national accounts. We believe this approach for the U.S. market maximizes the selling efforts to our national retail accounts on a cost-effective basis.

Internationally, we distribute our products through 31 independent distributors. Beginning with the Fall 2005 season, all international shipments are made directly from our independent manufacturers to our independent distributors, although previously certain shipments to Europe were facilitated through third party distribution in the Netherlands.

Our principal customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers and shoe stores. Our five largest customers accounted for approximately 27.0% of our net sales for 2005, compared to 25.2% for 2004. An upscale department store based on the West Coast of the United States, which is a significant customer for each of our three brands, accounted for 14.1% of our net sales in 2004 and 15.8% of our net sales in 2005. No other customer accounted for more than 10% of net sales in either year.

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

UGG.  We sell our UGG products primarily through high-end department stores such as Nordstrom, Neiman Marcus and Marshall Field’s, as well as independent specialty retailers such as Fred Segal, The Tannery, David Z. and Sport Chalet. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who seeks out the fashion and functional elements of our UGG products.

Simple.  Our Simple products are targeted primarily towards independent specialty retailers, select department stores, outdoor specialty accounts, and surf shops that target consumers seeking comfortable, high quality footwear at a fair price. Key accounts such as Shoe Biz, O’ My Sole, Nordstrom, Parisians, REI, Adventure 16 and Hobie Sports cater to consumers in our demographic — men and women between the ages of 21 and 35.

In 2005, we distributed products sold in the United States. through our 126,000 square foot distribution center in Ventura, California and our 300,000 square foot distribution center in Camarillo, California. Our distribution centers feature an inventory management system that enables us to efficiently pick and pack products for direct shipment to retailers across the country. For certain customers requiring special handling, each shipment is pre-labeled and packed to the retailer’s specifications, enabling the retailer to easily unpack our product and immediately display it on the sales floor. All incoming and outgoing shipments must meet our rigorous quality inspection process.

See the discussion of the cash flow cycle, inventories and other items of working capital under “Liquidity and Capital Resources”.

Consumer Direct

Our Consumer Direct business includes our retail outlet stores and the retailing operations of our Internet and catalog business. We acquired the Internet and catalog business as part of the acquisition of the Teva Rights. The Consumer Direct business enables us to reach consumers through our Internet business under the Teva.com, UGGs.com, UGGAustralia.com and SimpleShoes.com Internet addresses, through direct mailings under our catalog business and through our two existing retail outlets in Camarillo, California and Ventura, California. Our mailing list includes approximately 385,000 consumers who have purchased at least once in the past 36 months. Our Internet and catalog business is headquartered in Flagstaff, Arizona and order fulfillment is performed by our wholesale distribution centers in Ventura and Camarillo, California in order to reduce the cost of order cancellation, minimize out of stock positions and further leverage our distribution center occupancy costs. Products sold through our Internet and catalog business are sold at prices which approximate retail prices, enabling us to capture the full retail margin on each direct transaction.

Marketing and Advertising

Our brands are generally advertised and promoted through a variety of consumer print advertising campaigns. We benefit from highly visible editorial coverage in both consumer and trade publications. Each brand’s dedicated marketing team works closely with targeted accounts to maximize advertising and promotional effectiveness. We incurred approximately $6,594,000, $8,687,000 and $10,536,000 in advertising, marketing and promotional expenses in 2003, 2004 and 2005, respectively.

Teva.  We use several marketing methods to promote the Teva brand, including:

•	a targeted print advertising campaign;

•	promotions at a variety of festivals, events and competitions;

•	sponsorship of national athletes and key events such as the Teva Whitewater Team, the Teva U.S. Mountain Running Team and the Teva Mountain Games;

•	discount programs to professional river guides, kayakers, mountain bikers and rock climbers;

•	product seeding with professional athletes; and

•	in-store promotions.

We advertise the Teva brand through the placement of print advertisements in leading outdoor magazines such as Outside, National Geographic Adventurer, Hooked on the Outdoors and Paddler. As we have added new product categories to the Teva brand, we have broadened our advertising presence to reach new consumers. To support our introduction of Teva trail running shoes, we advertise in Runner’s World, Trail Runner and Running Times, among other publications. We also advertise in more mainstream publications such as Men’s Journal, Yoga Journal, and Cargo in order to support our casual footwear lines.

The Teva brand is closely associated with outdoor lifestyle pursuits such as river rafting, kayaking, mountain biking, hiking and trail running. We sponsor outdoor events in the U.S.. including the Teva Mountain Games at Vail, the Teva Vail Trail Running Series, the Santa Cruz Surf Kayak Festival in Santa Cruz, California and the Reggae on the River event in Garberville, California, among others. Internationally, we sponsor outdoor events in France, Switzerland and Italy in order to increase our brand visibility to the core European outdoor consumer. We are also a promotional partner with Macgillivray Freeman for its documentary film “Mystery of the Nile” released in IMAX theaters in 2005, featuring exhilarating footage of Teva outfitted river rafting and kayaking. We believe our sponsorship of these events further links our Teva brand with its outdoor heritage and generates increased product exposure and brand awareness.

We sponsor some of the world’s best male and female professional and amateur outdoor athletes across several sports. Our Teva promotional team attends events across the U.S. in dedicated, state-of-the-art promotional vehicles prominently featuring our Teva logo. The promotions team showcases Teva products at events and provides consumers with the opportunity to see and sample our latest styles. We believe by outfitting and sponsoring these highly visible athletes and teams, we create brand and product awareness among our targeted consumers.

UGG.  We seek to build upon the success of our UGG national print advertising campaign. We currently advertise in upscale national magazines such as Vogue, Elle, and O Magazine. UGG Australia also began men’s focused advertising for its 2005 campaign, including print advertising in Outside, Men’s Journal, GQ, and Surfer.  We believe such advertising is an effective means to target our intended consumers and to convey the comfort and luxury of UGG products. We also benefit from editorial coverage of the UGG collection. Articles have appeared in such magazines as Glamour, InStyle, Cosmopolitan, Marie Claire, People, US Weekly, Maxim, Shape, Self, O Magazine and Real Simple. In 2003, Footwear News, a leading industry trade publication, awarded UGG Australia “Brand of the Year.” In 2004, UGG was awarded “Brand of the Year” by Footwear Plus, another leading trade publication, and was recognized with the ACE Award for the “it” accessory of the year by the Accessories Council. In 2005, UGG Australia was awarded two product design awards by Footwear Plus in the categories of Women’s Streetwear and Women’s Gore-Tex.

We also actively seek to place UGG products at selected events. During the 2002 Winter Olympic Games we outfitted all of the children in the Children of the Light performance with UGG boots. During the Medal Ceremonies, Olympic staff presenting medals to the Olympic athletes also wore UGG boots. In collaboration with our Switzerland distributor, UGG produced a special edition cold weather boot featuring a matching red-outsole for the entire 2006 Swiss Olympic Team. We believe this product placement further strengthened the consumer’s image of UGG products as high quality, luxurious sheepskin goods well-suited for use in cold weather.

We also have improved visibility of the UGG brand through placement of the product in selected television shows and feature films. UGG products have appeared on numerous shows, including Entourage, Six Feet Under, The Oprah Winfrey Show, Judging Amy, The King of Queens, Still Standing, Will and Grace, Everwood, The George Lopez Show, Jeopardy and Saturday Night Live. Our marketing efforts have also resulted in UGG product appearances in the following recent and upcoming feature films: In Her Shoes starring Cameron Diaz, Fever Pitch starring Drew Barrymore and Jimmy Fallon and The Matador starring Pierce Brosnan. In addition, UGG has been embraced by Hollywood celebrities, who are often seen and photographed wearing UGG boots. This celebrity exposure for UGG has been the subject of recent publicity including articles in US Weekly, USA Today, People and People.com. UGG boots have been a featured item on the Oprah Winfrey “Oprah’s Favorite Things” gift show in 2000, 2003 and 2005 and her surprise baby shower for military families in 2004. We believe our target consumer identifies with celebrities and that greater exposure further heightens awareness of the brand and stimulates sales.

Simple.  The Simple consumer is best reached through a focused grassroots marketing approach that will introduce the brand to influential communities around the country. These marketing efforts will focus on the following cities: Los Angeles, San Francisco, New York City, Philadelphia, Chicago, Boulder, Austin and San Diego. In support of our grassroots initiatives, we will focus on advertising in alternative weekly publications, which will provide us with the opportunity to reach a large number of people through a non-mainstream medium. As part of its increased marketing efforts, Simple is also rolling out a national print advertising campaign targeted at various demographic groups, which will include print ads targeted at the ecologically-minded consumer through magazines like Ready-Made and UTNE Reader; the fashion consumer through advertisements in Paper and Blackbook Magazine; the surf crowd through Surfer, Surfing and Surfer’s Path; and the outdoor consumer in magazines such as Mountain Gazette and Blue Ridge Outdoors Magazine.

Simple will continue to work with its public relations agency to get editorial placement of key styles in youth and trend magazines, television shows, independent films and with cutting-edge influential artists and musicians. Our efforts have resulted in product appearances in Plenty Magazine, Treehugger.com, Footwear News, Footwear Plus, Paper Magazine, Maxim, Nylon, and Lucky, and product appearances on VH1 and MTV. Simple also received a design award in 2005 from Footwear Plus in the Action Sport and Lifestyle Category.

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

To ensure that Teva’s high performance technical products continue to satisfy the requirements of our historical consumer base of performance-oriented “core enthusiasts,” our design staff solicits input from our Team Teva whitewater athletes, the Teva U.S. Mountain Running Team and other professional outdoorsmen, as well as several of our retailers, including REI, Eastern Mountain Sports, Dick’s Sporting Goods and L.L. Bean. We regularly add new innovations, components and styles to our product line based on their input. For example, our Fall 2005 Teva offering features several styles of casual closed toe footwear with our new Flipsoletm technology, a removable midsole that can be easily removed and converted to a thong, making it two shoes in one. We have also incorporated our proprietary Wraptor technology into performance running sandals, an assortment of hikers and certain styles of our high performance guide sport sandals specifically targeted at professional outdoorsmen and adventurers. In addition, for added traction and durability, we have incorporated variations of our proprietary Spider Rubber outsole in our Teva sandals, including original Spider Rubber — a sticky, non-slip rubber outsole material for use across wet and dry terrain, SSR — a super sticky rubber compound for use specifically in extreme water conditions to provide superior grip on smooth wet surfaces, like rocks, fiberglass, and raft rubber; and Spider XC — an off-road hybrid that combines the non-slip traction of Spider Rubber with durability for use in both wet and dry conditions.

Our UGG and Simple products are designed to appeal to consumers seeking our distinctive and innovative styling. We strive to be a leader in product uniqueness and appearance by regularly updating our UGG and Simple lines, which also generates further awareness and interest in the UGG and Simple collections. In our UGG line, we have successfully evolved the product offering over the last few years from its original sheepskin heritage to a diverse collection of luxury and comfort styles suited for a a variety of climates and seasons. The evolution of our Simple line has resulted in many new categories for the brand, including the recent introduction of the first successful truly natural footwear in our Green Toe collectiontm. We believe our ability to incorporate up-to-date styles while remaining true to our heritage, combined with performance-oriented features consumers have come to expect, results in continued enthusiasm for our brands in the marketplace.

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

Manufacturing

We do not manufacture our footwear. We outsource the manufacturing of our Teva, Simple, and UGG footwear to independent manufacturers in the Far East. We also outsource the manufacturing of our UGG footwear to independent manufacturers in New Zealand and Australia. We require our independent contract manufacturers, designated suppliers, and our licensees to meet our standards for working conditions, environmental compliance, human rights and other matters before we are willing to place business with them. We have no long-term contracts with our manufacturers. As we grow, we expect to continue to rely exclusively on independent manufacturers for our sourcing needs.

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

Patents and Trademarks

We now hold more than 20 issued U.S. utility and design patents, 15 pending U.S. utility and design patent applications and a number of foreign pending and granted patents for Teva, UGG and Simple footwear. Our U.S. patent for the Teva Universal Strapping System, which is used many of our Teva sandals, expires in 2007. Corresponding patents in Australia, New Zealand and Korea expire in 2008. We also currently hold trademark registrations For TEVA, UGG and SIMPLE in the U.S. and in many other countries, including the countries of the European Union, Canada, Japan and Korea. We hold Australian trademark registrations for UGG Australia and SIMPLE in Australia but our rights are narrow. See “Risk Factors.”

We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties. Deckers and its predecessors have successfully enforced their intellectual property rights in the courts and other forums, obtaining numerous judgments, consent judgments and settlement agreements that uphold the validity of Deckers’ patent, trademark and trade dress rights.

Seasonality

Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters of each year. To date, Simple has not had a seasonal impact on the Company. With the dramatic growth in UGG in recent years, combined with the introduction of a Fall Teva line, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for each of our brands in 2006, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “Risk Factors.”

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

Competition

The casual, outdoor, athletic and fashion footwear markets are highly competitive. We compete with numerous domestic and foreign footwear designers, manufacturers and marketers. Our Teva footwear line primarily competes with Nike, adidas-Salomon, Timberland, Merrell, Chaco, Reef, Columbia Sportswear, Crocs and Keen. Our UGG footwear line primarily competes with Emu, Merrell, Acorn, Aussie Dogs, LB Evans and Timberland, as well as retailers’ own private label footwear. In addition, due to the popularity of our UGG products, we face increasing competition from a significant number of competitors selling “knock-off” products. Our Simple sneaker line primarily competes with Puma, Vans and Converse, and our casual/sandal product competes with Clarks, Birkenstock, Born and Merrell. Some of our competitors are significantly larger and have significantly greater resources than we do.

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

Employees

At December 31, 2005, we employed approximately 191 employees in our U.S. facilities and 34 employees located in China and Macau, none of whom is represented by a union. We believe our relationships with our employees are good.

Financial Information about Segments and Geographic Areas

Our four reportable business segments include the strategic business units responsible for the worldwide operations of each of our brands — Teva, Simple and UGG, as well as our consumer direct retailing business.

The following table shows our domestic and international revenues for each of the years ended December 31, 2003, 2004, and 2005.

	Years Ended December 31,
	2003	2004	2005

Net sales by location:
U.S.	$98,710,000	$175,419,000	$229,487,000
International	22,345,000	39,368,000	35,273,000

Total	$121,055,000	$214,787,000	$264,760,000

Refer to Note 8 to our accompanying consolidated financial statements for further discussion of our business segment data and our long-lived assets that are attributable to our domestic versus foreign operations.

Available Information

Our internet address is www.deckers.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A.  Risk Factors.

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

Our UGG brand has experienced strong growth over the past few years, with net wholesale sales of UGG products having increased from $34,561,000 in 2003 to $150,279,000 in 2005, representing a compound annual growth rate of 108.5%. We do not expect to sustain this growth rate in the future. UGG may be a fashion item that could go out of style at any time. UGG represents a significant portion of our business, and if UGG sales were to decline or to fail to increase in the future, our overall financial performance would be adversely affected.

We may experience shortages of top grade sheepskin, which could interrupt product manufacturing and increase product costs.

We depend on a limited number of key resources for sheepskin, the principal raw material for our UGG products. In 2005, four suppliers provided all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of an infected herd and could have a material adverse effect on the availability of top grade sheepskin for our products. Additionally, the supply of sheepskin can be adversely impacted by drought conditions. Our potential inability to obtain top grade sheepskin for UGG products could impair our ability to meet our production requirements for UGG in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. Additionally, there have been significant increases in the prices of top grade sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have difficulty filling our customers’ orders.

Because the footwear industry has relatively long lead times for design and production, we must commit to production tooling and production volumes many months before consumer tastes become apparent. The footwear industry is subject to fashion risks and rapid changes in consumer preferences, as well as the effects of weather, general market conditions and other factors affecting demand. Our large number of models, colors and sizes in our three product lines exacerbates these risks. As a result, we may fail to accurately forecast styles and features that will be in demand. If we overestimate demand for our any products, styles or sku’s, we may be forced to liquidate excess inventories at a discount to customers, resulting in higher markdowns and lower gross margins. Further, the excess inventories may prolong our cash flow cycle, resulting in reduced cash flow and increased liquidity risks. Conversely, if we underestimate consumer demand for any products, styles or sku’s, we could have inventory shortages, which can result in lost potential sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. This may be particularly true with regard to our UGG product line, which has experienced strong consumer demand and rapid sales growth.

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

Certain of our customers account for a significant portion of our sales and the loss of one or more of these key customers would significantly reduce our sales.

Our five largest customers accounted for approximately 27.0% of net sales in 2005 and 25.2% of net sales in 2004. Our single largest customer accounted for 15.8% of net sales in 2005 and 14.1% in 2004. Any potential loss of a key customer, or a significant reduction in sales to a key customer, could have a material adverse effect on our business, results of operations and financial condition.

Establishing and protecting our trademarks, patents and other intellectual property is costly and difficult. If our efforts to do so are unsuccessful, the value of our brands could suffer.

We believe that our trademarks and other intellectual property rights are of value and are integral to our success and our competitive position. Some countries’ laws do not protect intellectual property rights to the same extent as do U.S. laws. From time to time, we discover products in the marketplace that infringe upon our trademark, patent, copyright and other intellectual property. If we are unsuccessful in challenging a third party’s products on the basis of patent and trade dress rights, continued sales of such competing products by third parties could adversely impact our business, financial condition and results of operations. Furthermore, our efforts to enforce our trademark and other intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our trademark and other intellectual property rights. Similarly, from time to time we may be the subject of litigation challenging our ownership of intellectual property. Loss of our Teva, UGG or Simple trademark, patent or other intellectual property rights could have a material adverse effect on our business.

We face particularly strong challenges to our UGG trademark in Australia, where many Australian manufacturers sell competitive footwear on the Internet. Our trademark registrations in Australia are subject to challenge for non-use. In addition, certain Australia sheepskin boot manufacturers have asserted that the marks UGH and UGG are not valid as being generic terms for sheepskin boots. An administrative decision in the Australian trademark office has removed one of our Australian trademark registrations for UGH-BOOTS for non-use, and stated that “ugg, ugh and ug” are generic terms in Australia. However, only the Australian federal courts have jurisdiction to determine the issue. Our Australian registrations for UGG AUSTRALIA & Design and UGH are also being challenged for non-use, which we are contesting. If the challenges are successful, our rights in the trademarks, including our ability to prevent Australian competitors from using these trademarks in commerce in Australia, will be adversely affected. Although we derived less than 1% of our revenue in the UGG product line from Australian sales in 2005, our ability to prevent Australian competitors from using the marks on the Internet and in other channels of trade that may reach consumers in other countries, including the U.S., could also be adversely affected and the integrity of our UGG brand could be harmed by the association with inferior products.

We may lose pending litigation and the rights to certain of our intellectual property.

We are currently involved in several disputes, including cases pending in U.S. federal and foreign courts and in foreign trademark offices, regarding infringement by third parties of our trademarks, trade dress, copyrights, patents and other intellectual property and the validity of our intellectual property. Any decision or settlement in any of these disputes that renders our intellectual property invalid or unenforceable, or that allows a third party to continue to use our intellectual property in connection with products that are similar to ours could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition.

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

Patents generally have a life of 20 years from filing, and some of our patents will expire in the next ten years. For example, the patent for our Universal Strapping System used in many of our Teva sandals will expire in September 2007. Our Universal Strapping System is currently used in many of our Teva sandals. Once patent protection has expired, our competitors can copy our products or incorporate our innovations in their products without paying royalties. To combat this, we must continually create new designs and technology, obtain patent protection and incorporate the new technology or design in our footwear. We cannot provide assurance that we will be able to do so. Sales of our Teva sandals may decline significantly if we incorporate substitute technologies in lieu of our Universal Strapping System for our Teva sandals.

If our customers cancel existing orders, we may have excess inventory; if customers postpone delivery of existing orders to future periods, we may not achieve sales and earnings targets for the period, which could have a negative impact on our stock price.

We receive customer orders and indications of future orders, which we use to determine which inventory items to purchase. We also use the timing of delivery dates in our customer orders to forecast our sales and earnings for future periods. If our customers cancel existing orders, it may result in lower sales, as well as excess inventories that could lead to inventory write-downs and closeouts, resulting in lower gross margin. The excess inventories could also have a negative impact on our cash flow. If customers postpone delivery of their orders, we may not achieve our expected sales and earnings forecasts for the period, which could have a negative impact on our stock price.

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

Similarly, if we experience a significant increase in demand and a manufacturer is unable to ship orders of our products in accordance with our timing demands and our quality standards, we could miss customer delivery date requirements. This in turn could result in cancellation of orders, customer refusals of shipments or a reduction in selling prices, any of which could have a material adverse effect on our sales and financial condition. We compete with other companies for the production capacity and the import quota capacity of our manufacturers. Accordingly, our independent manufacturers may not produce and ship some or all of any orders placed by us.

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

The costs of production and transportation of our products can increase as petroleum and other energy prices rise.

The manufacture and transportation of our products requires the use of petroleum-based materials and energy costs. Any future increases in the costs of these materials and energy sources will increase the cost of our goods which will reduce our gross margin unless we can successfully raise our selling prices to compensate for the increased costs.

Our independent manufacturers are located outside the U.S., where we are subject to the risks of international commerce.

All of our current third party manufacturers are in the Far East, New Zealand and Australia with substantially all production performed by four manufacturers in China. Foreign manufacturing is subject to numerous risks, including the following:

•	tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules, including the potential threat of anti-dumping duties and quotas which may be imposed by the European Union on the import of certain types of footwear from China;

•	increasing transportation costs due to energy prices or other factors;

•	poor infrastructure and shortages of equipment, which can delay or interrupt transportation and utilities;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds;

•	changing economic conditions;

•	changes in governmental policies;

•	environmental regulation;

•	labor unrest, which can lead to work stoppages and interruptions in transportation or supply;

•	shipping delays, including those resulting from labor issues, work stoppages or other delays at the port of entry or port of departure;

•	political unrest, which can interrupt commerce and make travel dangerous; and

•	expropriation and nationalization.

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

Our business could suffer if our independent manufacturers, designated suppliers or our licensees violate labor laws or fail to conform to our ethical standards.

We require our independent contract manufacturers, designated suppliers and our licensees to meet our standards for working conditions, environmental compliance, human rights and other matters before we are willing to place business with them. We do not control our independent manufacturers, designated suppliers or their respective labor practices. If one of our independent contract manufacturers or designated suppliers violates our labor standards by, for example, using convicted, forced or indentured labor or child labor, fails to pay compensation in accordance with local law or fails to operate its factories in compliance with local safety or environmental standards, we likely would immediately cease dealing with that manufacturer or supplier, and we could suffer an interruption in our product supply chain. In addition, the manufacturers’ or designated suppliers’ actions could damage our reputation and the value of our brands, resulting in negative publicity and discouraging customers and consumers from buying our products.

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

Our future success and growth depend on the continued services of Doug Otto, our Chairman of the Board, Angel Martinez, our Chief Executive Officer and President, Connie Rishwain, the President of the UGG and Simple Divisions, Pat Devaney, Senior Vice President of Global Sourcing, Production and Development, Colin Clark, Senior Vice President, International, Janice Howell, Vice President of Operations, and John Kalinich, Vice President of Consumer Direct, as well as other key officers and employees. The loss of the services of any of these individuals or any other key employee could materially affect our business. Our Chief Financial Officer, Scott Ash, has announced his intent to depart the Company and we are in the market to hire a successor. Our future success depends on our ability to identify, attract and retain additional qualified personnel and to identify and hire suitable replacements for departing employees in key positions on a timely basis. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them.

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

The People’s Republic of China has recently revalued its currency and abandoned its peg to the U.S. dollar. We currently source substantially all production from China. While our purchases from the Chinese factories are currently denominated in U.S. dollars, certain operating and manufacturing costs of the factories are denominated in the Chinese currency. As a result, this change or any further revaluations in the Chinese currency versus the U.S. dollar could impact our purchase prices from the factories in the event that they adjust their selling prices accordingly. Any increase in our footwear purchase costs will reduce our gross margin unless we are able to raise our selling prices to our customers in order to compensate for the increased costs.

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

The European Union is currently considering imposing anti-dumping duties and quotas on importations of certain types of footwear from China. Any increase in duties or the requirement for quotas will increase the cost of our products and may limit the amount of China-sourced products that we are able to sell to the European market. Because the vast majority of our footwear is currently produced in China, the imposition of anti-dumping duties or quotas on products manufactured in China will have a negative impact on our sales and gross margin in the European market.

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

At February 28, 2006, Doug Otto beneficially owned approximately 12.7% of our common stock and all of our executive officers and directors as a group beneficially owned approximately 15.4%. The ownership positions of Mr. Otto and our executive officers as a group, together with the anti-takeover effects of the Delaware General Corporation Law and provisions of our certificate of incorporation, our bylaws and our stockholder rights plan, would likely delay, defer or prevent a change in control of our company, may deprive our stockholders of an opportunity to receive a premium for their common stock as part of a change in control and could have a negative effect on the market price of our common stock.

Our common stock price has been volatile, which could result in substantial losses for stockholders.

Our common stock is traded on the NASDAQ National Market. While our average daily trading volume for the 52-week period ended February 24, 2006 was approximately 546,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the NASDAQ National Market, have ranged from $17.15 to $41.07 for the 52-week period ended February 24, 2006. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

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

Future sales of substantial amounts of shares of our common stock by the Company in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we may be required to issue additional shares upon exercise of previously granted options that are currently outstanding.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located in Goleta, California. We have two distribution centers, one in Ventura, California and one in Camarillo, California, two retail outlets also in Ventura and Camarillo, California, an UGG showroom in New York City, New York and our Internet and catalog operations are located in Flagstaff, Arizona. We also have a small office in China to oversee the quality and manufacturing standards of our products and a small office in Macau to coordinate logistics. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers in the Far East and New Zealand. We lease, rather than own, all of our facilities. Our facilities are leased from unrelated parties. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.

The following table reflects the location, use and approximate size of our significant real properties:

		Approximate
Facility Location	Description	Square Footage

Camarillo, California	Warehouse Facility	300,000
Ventura, California	Warehouse Facility and Retail Outlet	126,000
Goleta, California	Corporate Offices	30,000
China	Office Facility	4,200
Camarillo, California	Retail Outlet	3,000
New York, New York	UGG Showroom	2,500
Flagstaff, Arizona	Internet/Catalog Office Facility	2,400
Macau	Office Facility	2,000

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ National Market under the symbol “DECK.” The following table shows the range of low and high closing sale prices per share of our common stock as reported by the NASDAQ National Market for the periods indicated.

	Common Stock
	Price Per Share
	Low	High

Year ended December 31, 2004:
First Quarter	$17.70	$27.68
Second Quarter	$22.94	$30.28
Third Quarter	$26.93	$34.76
Fourth Quarter	$32.05	$48.02
Year ended December 31, 2005:
First Quarter	$34.95	$45.43
Second Quarter	$21.07	$35.00
Third Quarter	$21.75	$28.42
Fourth Quarter	$17.15	$30.35

As of February 24, 2006, there were approximately 112 record holders of our common stock.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock since our inception. We currently anticipate that we will retain all of our earnings for the continued development and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Moreover, our debt facility contains covenants expressly prohibiting us from paying cash dividends.

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

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)

Statement of Operations Data
Net sales:
Teva wholesale	$61,221	$64,849	$72,783	$83,477	$80,446
UGG wholesale	19,185	23,491	34,561	101,806	150,279
Simple wholesale	10,853	10,159	7,210	9,633	6,980
Consumer Direct	—	608	6,501	19,871	27,055
Other	202	—	—	—	—

Net sales	91,461	99,107	121,055	214,787	264,760
Cost of sales	52,903	57,577	69,710	124,354	153,238

Gross profit	38,558	41,530	51,345	90,433	111,522
Selling, general and administrative expenses	33,940	34,954	32,407	47,971	59,254
Litigation expense (income)(1)	2,280	3,228	(500)	—	—

Income from operations	2,338	3,348	19,438	42,462	52,268
Other expense (income)	(473)	504	4,554	2,239	25

Income before income taxes and cumulative effect of accounting change	2,811	2,844	14,884	40,223	52,243
Income taxes	1,185	1,224	5,730	14,684	20,398

Income before cumulative effect of accounting change	1,626	1,620	9,154	25,539	31,845
Cumulative effect of accounting change, net of $843,000 income tax benefit(2)	—	(8,973)	—	—	—

Net income (loss)	$1,626	$(7,353)	$9,154	$25,539	$31,845

Per common share:
Basic net income before cumulative effect of accounting change	$0.18	$0.17	$0.91	$2.32	$2.58
Cumulative effect of accounting change(2)	—	(0.96)	—	—	—

Basic net income (loss)	$0.18	$(0.79)	$0.91	$2.32	$2.58

Diluted income before cumulative effect of accounting change	$0.17	$0.17	$0.77	$2.10	$2.48
Cumulative effect of accounting change(2)	—	(0.92)	—	—	—

Diluted net income (loss)	$0.17	$(0.75)	$0.77	$2.10	$2.48

Weighted average common shares outstanding:
Basic	9,247	9,328	9,610	11,005	12,349
Diluted	9,661	9,806	11,880	12,142	12,866

(1)	The litigation expense (income) includes: (i) expenses of $2,180,000 in 2001 and $3,228,000 in 2002 related to a lawsuit filed against us in Montana in 1995 which we settled and paid in full in 2002, and (ii) expenses of

$100,000 in 2001 and income of $500,000 in 2003 related to a European anti-dumping duties matter that was ultimately resolved in our favor in 2003.

(2)	Our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 resulted in a goodwill impairment charge of $8,973,000 (net of the related income tax benefit of $843,000), or $0.92 per diluted share, during 2002.

	As of December 31,
	2001	2002	2003	2004	2005
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$16,689	$3,941	$6,662	$10,379	$50,749
Working capital	$41,387	$22,453	$22,803	$69,854	$107,120
Total assets	$85,884	$122,412	$121,026	$174,820	$209,626
Long-term debt, including current installments	$449	$39,028	$30,287	$—	$—
Total stockholders’ equity	$66,532	$65,227	$70,524	$140,996	$177,555

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. We sometimes use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:

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

Overview

We are a leading designer, producer and brand manager of innovative high-quality footwear and the category creator in the sport sandal and luxury sheepskin footwear segments. Our products are marketed under three recognized brand names that we own:

•	Teva: High performance sport sandals and rugged outdoor footwear;

•	UGG: Authentic luxury sheepskin boots and a full line of luxury and comfort footwear; and

•	Simple: Innovative shoes that combine the comfort elements of athletic footwear with casual styling.

We sell our three brands through our quality domestic retailers and international distributors and directly to end-user consumers through our websites, catalogs and retail outlet stores. We sell our footwear in both the domestic market and the international markets. Independent third parties manufacture all of our footwear.

Our business has been impacted by several important trends affecting our end markets:

•	The markets for casual, outdoor and athletic footwear have grown significantly during the last decade. We believe this growth is a result of the trend toward casual dress in the workplace, increasingly active outdoor lifestyles and a growing emphasis on comfort.

•	Consumers are more often seeking footwear designed to address a broader array of activities with the same quality, comfort, and high performance attributes they have come to expect from traditional athletic footwear.

•	Our customers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market creators and leaders.

•	Consumers have become increasingly focused on luxury and comfort, seeking out products and brands that are fashionable while still comfortable.

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

Teva Overview

From fiscal 2001 to 2004, Teva’s wholesale net sales increased at a compound annual growth rate of 10.9%. However, for the year ended December 31, 2005, Teva wholesale net sales decreased by approximately 3.6% compared to the year ago period. The recent decline has been due to several factors including an unseasonably cold Spring 2005 season, increased competition, a recent lack of meaningful product innovation, and a decline in sales in the European market. We are proactively addressing the situation going forward by dedicating significantly greater resources to product development, marketing and advertising and the development of a solid international infrastructure. However, given the lead times required for these projects to yield results, we anticipate continued challenges in 2006, but expect to return to growth for Teva beginning with the Spring 2007 season.

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

We initially produced Teva products under a license from the inventor of the Teva technology, Mark Thatcher. In November, 2002, we purchased from Mr. Thatcher the Teva worldwide assets, including the Teva Internet and catalog business and all patents, trade names, trademarks and other intellectual property associated with the acquired Teva assets, or the Teva Rights. As a result of our purchase of the Teva Rights, we have adopted a strategy to expand the Teva brand and more fully develop its potential.

UGG Overview

Since early 2003, our UGG brand has received increased media exposure, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus on UGG was driven by the product’s unique styling and resulting brand name identification, Australian heritage and adoption by high-profile film and television celebrities as a favored footwear brand. We believe this increased media attention has enabled us to introduce the brand to consumers much faster than we would have ordinarily been able to. As a result of the subsequent rapid growth in demand, we were sold out of key UGG products throughout much of 2004, and given the long lead times required to replenish our inventory, we were unable to fill many retailer reorders and many direct Internet and catalog orders. In order to improve our ability to meet demand and to ensure more timely deliveries in 2005, we purchased our UGG product from the independent factories in 2005 much earlier than we had purchased it in 2004, resulting in an increase in our UGG inventory levels throughout much of 2005 in comparison to 2004. However, as the Fall and Winter 2005 selling season came to an end, our UGG inventories were substantially reduced to $17,704,000 at December 31, 2005 compared to $56,164,000 at September 30, 2005 and are just $4,672,000 higher than the $13,032,000 at December 31, 2004. See “—  Liquidity and Capital Resources.”

UGG has been a well-known brand in California for many years and over the past few years has become a recognized brand throughout the remainder of the country. We believe that a portion of UGG’s increased demand is due to our continued geographical expansion across the U.S. In addition, we have recently begun to expand our distribution and marketing overseas in order to address the under-penetrated international markets. Net sales of UGG in the international markets aggregated $971,000 in 2003, $13,297,000 in 2004 and $12,332,000 in 2005. Despite the slight decline in 2005, we believe that with our strategy to develop an international infrastructure, the international markets represent an attractive opportunity to grow UGG’s sales over the next few years.

We believe the fundamental comfort and functionality of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have expanded our product line to 125 models in 2006 from 52 models in 2002. This product line expansion includes our significantly expanded Fall 2006 Fashion Collection and Men’s offering, as well as new styles in our Driving Collection, our newly introduced Surf Collection, our Cold Weather Collection and our luxury slipper category. Nevertheless, we cannot assure investors that UGG sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline.

Four suppliers currently provide all of the sheepskin, the principal raw material for our UGG products, purchased by our independent manufacturers. The top quality sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of the infected herd and could have a material adverse effect on the availability of sheepskin for our products. The supply of sheepskin can also be adversely impacted by drought conditions. Our potential inability to obtain top quality sheepskin for UGG products could impair our ability to meet our production requirements for UGG products in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. There have also been significant increases in the prices of footwear quality sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers. While we believe the supply of top quality sheepskin has improved over the last year, we still believe the demand for this material may continue to outpace supply in the future, leading to possible shortages and our inability to produce as much of certain styles as our customers would like to order. Longer term, if demand continues to be strong, we would expect the supply of top quality sheepskin to continue to increase in response to the demand. However, we have little control over the supply or the overall demand for top quality sheepskin and, accordingly, can provide no assurances about the sufficiency of future supplies of top quality sheepskin.

Simple Overview

In 2005, the Simple product line focused on rebuilding its core product segments, sneakers and clogs, while abandoning its Simple Sheep program launched in the third quarter of 2004. Simple’s core sneaker and clog lines have shown strong growth of 33.1% in the year ended December 31, 2005 when compared to last year. We continue to introduce new styles and categories of footwear under the Simple brand, including the newly introduced Green

Toetm Collection of 100% natural, ecologically-friendly footwear, which has been well received by retailers and the media. At the same time, we have changed our sales and distribution efforts through increased marketing efforts as well as improvements in distribution through the establishment of separate dedicated sales representatives for the Simple brand in several territories. We expect our Simple brand to experience growth as we continue to develop our re-focused product line and successfully implement our strategy to expand our distribution channels for the Simple brand.

Consumer Direct Overview

Our Consumer Direct business includes our Internet and catalog retailing operations as well as our retail outlets stores.

We acquired our Internet and catalog retailing business in November 2002 as part of the acquisition of the Teva Rights. In 2005, we also opened a retail outlet store in a premium retail outlet mall in Camarillo, California in addition to our other retail outlet store at the Ventura, California distribution center. We currently expect to open additional retail outlet stores in select premium outlet malls in the U.S. and currently anticipate opening up to three additional stores in 2006, based on the success of the existing stores. Our Consumer Direct business, which today sells all three of our brands, enables us to meet the growing demand for these products, sell the products at retail prices and provide us with significant incremental operating income. From the time we initiated our Consumer Direct business through 2005, we have had significant revenue growth, much of which occurred as the underlying brands gained popularity, as consumers have continued to increase reliance on the Internet for footwear and other purchases and as we began to open retail outlet stores. Net sales of the Consumer Direct business were $6,501,000 in 2003, $19,871,000 in 2004 and $27,055,000 in 2005.

Managing our Internet business requires us to focus on generating Internet traffic to our websites, to effectively convert website visits into orders and to maximize average order sizes. We distribute approximately 400,000 catalogs every six months to drive our catalog order business. Overall, our Consumer Direct business benefits from the strength of our brands and, as we grow our brands over time, we expect this business to continue to be an important segment of our business.

Licensing Overview

In 2004, we embarked on a strategy to license our well-known and respected footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. We currently have several licensing agreements for Teva, including U.S. licenses for men’s and women’s headwear and socks, a Canadian sportswear license and a newly signed license for bags and packs to be delivered for the Spring 2007 season. We have recently terminated our previous domestic licensing agreements for time pieces, eyewear and men’s apparel. We also have licensing arrangements for UGG for handbags and other small leather goods, outerwear and cold weather accessories. Because this licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize licensing revenues and we do not expect significant incremental net sales and profits from licensing in the near future. However, we believe licensing revenues may become a more significant portion of our net sales and profits over time if we can recruit strong licensees and if our licensees can sell the licensed products in the quantities and of the quality they have projected. Beginning in the third quarter of 2004, our licensees began to ship their products. For the year ended December 31, 2005, we recognized net license revenues for UGG of $493,000, related to our UGG handbag, outerwear and cold weather accessories licenses, and recognized $581,000 for Teva licenses, approximately $450,000 of which was related to final payments on our terminated apparel, time pieces, and eyewear licenses. The minimum net annual royalties that we are scheduled to receive under the remaining existing licensing agreements, assuming renewal options are exercised, are $485,000 in 2006, $571,000 in 2007, $591,000 in 2008 and $596,000 in 2009. The activity is currently very small in relation to the consolidated operations and, therefore, separate segment information is not presented.

Seasonality

Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters. To date, Simple has not had a seasonal impact on the Company.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$44,272,000	$40,546,000	$55,797,000	$74,172,000
Income from operations	$9,628,000	$9,274,000	$9,358,000	$14,202,000

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$64,263,000	$40,341,000	$69,193,000	$90,963,000
Income from operations	$14,399,000	$4,677,000	$14,018,000	$19,174,000

With the dramatic growth in UGG in recent years, combined with the introduction of a Fall Teva line, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for each of our brands in 2006, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “Risk Factors.”

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Years Ended December 31,
	2003	2004	2005

Net sales by location:
U.S.	$98,710,000	$175,419,000	$229,487,000
International	22,345,000	39,368,000	35,273,000

Total	$121,055,000	$214,787,000	$264,760,000

Net sales by product line and Consumer Direct business:
Teva:
Wholesale	$72,783,000	$83,477,000	$80,446,000
Consumer Direct	3,687,000	4,759,000	4,792,000

Total	76,470,000	88,236,000	85,238,000

UGG:
Wholesale	34,561,000	101,806,000	150,279,000
Consumer Direct	2,300,000	14,415,000	21,354,000

Total	36,861,000	116,221,000	171,633,000

Simple:
Wholesale	7,210,000	9,633,000	6,980,000
Consumer Direct	514,000	697,000	909,000

Total	7,724,000	10,330,000	7,889,000

Total	$121,055,000	$214,787,000	$264,760,000

Income (loss) from operations by product line and Consumer Direct business:
Teva wholesale	$21,739,000	$24,901,000	$22,388,000
UGG wholesale	10,002,000	31,674,000	48,765,000
Simple wholesale	(1,176,000)	45,000	(834,000)
Consumer Direct	1,148,000	5,533,000	6,972,000
Unallocated overhead costs	(12,275,000)	(19,691,000)	(25,023,000)

Total	$19,438,000	$42,462,000	$52,268,000

The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the increase (decrease) in each item of operating data between the periods.

	Years Ended December 31,			Percent Increase (Decrease)
	2003	2004	2005	2003 to 2004	2004 to 2005

Net sales	100.0%	100.0%	100.0%	77.4%	23.3%
Cost of sales	57.6	57.9	57.9	78.4	23.2

Gross profit	42.4	42.1	42.1	76.1	23.3
Selling, general and administrative expenses	26.8	22.3	22.4	48.0	23.5
Litigation income	(0.4)	—	—	(100.0)	—

Income from operations	16.0	19.8	19.7	118.4	23.1
Interest expense and other	3.7	1.1	(0.0)	(50.8)	(98.9)

Income before income taxes	12.3	18.7	19.7	170.2	29.9
Income taxes	4.7	6.8	7.7	156.3	38.9

Net income	7.6%	11.9%	12.0%	179.0	24.7

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

Overview.  In 2005, we had net sales of $264,760,000 and income from operations of $52,268,000 compared to net sales of $214,787,000 and income from operations of $42,462,000 in 2004. These results were primarily due to increased sales of the UGG product line while maintaining comparable gross margin and operating income margin to last year.

Net Sales.  Net sales increased by $49,973,000, or 23.3%, from $214,787,000 in 2004 to $264,760,000 in 2005. Net sales increased in 2005 due primarily to: (1) a 14.8% overall increase in the volume of footwear sold from 7,678,000 pairs in 2004 to 8,815,000 pairs in 2005, and (2) the expansion of the Consumer Direct business. In addition, the weighted average wholesale selling price per unit increased 7.5% from $26.10 in 2004 to $28.06 in 2005, caused by an increase in sales of UGG products, which generally carry higher average selling prices, and a decrease in international sales, which generally carry a lower average selling price. This was partially offset by increased sales of Teva thongs, which generally carry a lower average selling price than sales of our other products.

Net wholesale sales of Teva decreased by $3,031,000, or 3.6%, from $83,477,000 in 2004 to $80,446,000 in 2005. This decrease was due to several factors including an unseasonably cold Spring 2005 season, increased competition, a recent lack of meaningful product innovation and a decline in sales in the European market. We are proactively addressing the situation going forward by dedicating significantly greater resources to product development, marketing and advertising, and the development of a solid international infrastructure. See “— Overview — Teva Overview” above.

Net wholesale sales of UGG increased by $48,473,000, or 47.6%, from $101,806,000 in 2004 to $150,279,000 in 2005 due to several factors including a strong initial prebook of the Fall 2005 line including broad placement of our Metropolitan Collection. Demand for our various product categories in our expanded product line was strong throughout the Fall and Winter 2005 season. Our placement on “Oprah’s Favorite Things” gift show further increased demand for our product. Also, our deliveries in 2005 improved dramatically and the increased availability of inventory allowed us to fill a significantly greater amount of customer reorders in 2005 than in 2004. In addition, in early 2005 we delivered our first UGG Spring product line; whereas in 2004 we did not offer an UGG Spring product line. Also during the first quarter of 2005, we were able to deliver carryover shipments of our 2004 Fall and Holiday product, whereas during the first quarter of 2004 there were fewer carryover shipments from the 2003 Fall and Holiday season as we had a limited amount of product available to ship. In the fourth quarter of 2005, we delivered our Holiday 2005 orders on time, rather than in the following first quarter, which we currently expect will result in lower UGG sales in the first quarter of 2006 compared to the first quarter of 2005. See “— Overview — UGG Overview” above.

Net wholesale sales of Simple decreased by $2,653,000, or 27.5%, from $9,633,000 in 2004 to $6,980,000 in 2005. This decrease was largely due to the discontinuation of the Simple sheep product line in late 2004, partially offset by a renewed interest in the Simple brand, including continued growth in the Sugar and other sneaker styles as well as our clog offering. See “— Overview — Simple Overview” above.

Net sales of the Consumer Direct business increased by $7,184,000, or 36.2%, from $19,871,000 in 2004 to $27,055,000 in 2005, representing 9.3% of net sales in 2004 and 10.2% of net sales in 2005. In 2004, net sales of the Consumer Direct business included retail sales of Teva of $4,759,000, UGG of $14,415,000 and Simple of $697,000. In 2005, net sales of the Consumer Direct business included retail sales of Teva of $4,792,000, UGG of $21,354,000 and Simple of $909,000. The increase in net sales of the Consumer Direct business was due to the increased demand for the UGG brand combined with increased product availability that allowed us to fill more Holiday orders in 2005 than in 2004 through our Internet business, as well as increased retail outlet sales resulting from our new retail outlet store in Camarillo, California, which was opened in November 2005. The increase was also fueled by increased awareness of the Internet site and increased consumer acceptance of online purchasing. See “— Overview — Consumer Direct Overview” above.

International sales for all of our products decreased by $4,095,000, or 10.4%, from $39,368,000 in 2004 to $35,273,000 in 2005, representing 18.3% of net sales in 2004 and 13.3% of net sales in 2005. The lower dollar amount of international sales resulted from declines in both Teva and UGG in the European market. We are currently addressing this situation through the development of an improved international infrastructure including the establishment of a European sales office in early 2006.

Gross Profit.  Gross profit increased by $21,089,000, or 23.3%, from $90,433,000 in 2004 to $111,522,000 in 2005. As a percentage of net sales, gross profit margin was comparable at 42.1% in both 2004 and 2005, due to several offsetting factors. Gross margin was favorably impacted by the elimination of the airfreight costs incurred by UGG in 2004, the lower overhead costs per pair resulting from our leverage of fixed overhead costs over a greater production volume in 2005 and the increase in domestic sales, which generally have a higher gross margin than our international sales. These favorable items were offset by an increase in inventory write-downs and closeout sales in 2005 combined with an increase in UGG sales, which generally carry a lower gross margin than sales of our Teva and Simple product lines.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, increased by $11,283,000, or 23.5%, from $47,971,000 in 2004 to $59,254,000 in 2005. As a percentage of net sales, SG&A increased slightly from 22.3% in 2004 to 22.4% in 2005. The increase in SG&A expenses included increases related to the higher sales volume including increased costs at our domestic distribution facilities of $3,042,000, increased marketing costs of $1,849,000, increased selling commissions of $1,224,000, increased bad debt expense of $1,159,000 and increased costs of our Consumer Direct division of $704,000, among others, as well as a $1,471,000 increase in accounting fees including costs related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Income from Operations.  Income from operations increased by $9,806,000, or 23.1%, from $42,462,000 in 2004 to $52,268,000 in 2005, representing 19.8% of sales in 2004 and 19.7% in 2005. This was due primarily to the factors discussed above.

Income from operations of Teva wholesale decreased by $2,513,000, or 10.1%, from $24,901,000 in 2004 to $22,388,000 in 2005. This decrease was largely due to the $3,031,000, or 3.6%, decrease in net sales, an increase in bad debt expense of $698,000 and an increase in marketing costs of $396,000, partially offset by decreased selling commissions on the lower sales volume.

Income from operations of UGG wholesale increased by $17,091,000, or 54.0%, from $31,674,000 in 2004 to $48,765,000 in 2005. This was largely due to the $48,473,000, or 47.6% increase in net sales, partially offset by a $1,693,000 increase in sales commissions on the higher sales volume and increased advertising and marketing costs of $1,434,000.

Income from operations of Simple wholesale was $45,000 in 2004 compared to a loss from operations of $834,000 in 2005. This was primarily due to a $2,653,000, or 27.5%, decrease in net sales during the period combined with an increase in bad debt expense of $263,000. This was partially offset by an increase in gross margin resulting from a reduced impact of closeout sales in 2005 compared to 2004.

Income from operations of our Consumer Direct business increased by $1,439,000, or 26.0%, from $5,533,000 in 2004 to $6,972,000 in 2005. This was largely due to the $7,184,000, or 36.2%, increase in sales during the period, partially offset by a corresponding increase in related costs.

Unallocated overhead costs increased by $5,332,000, or 27.1%, from $19,691,000 in 2004 to $25,023,000 in 2005. These costs included increased warehouse and distribution costs of $3,042,000 and a $1,471,000 increase in accounting fees, including costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Other Expense (Income).  Net interest expense was $2,236,000 in 2004 compared with net interest expense of $29,000 in 2005. The interest expense in 2004 resulted principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002, which we subsequently paid off in full in the second quarter of 2004. Since we had outstanding borrowings under our credit facility for only a short period of time in 2005 in order to meet our seasonal borrowing needs, the interest income received on our invested cash was offset by the interest expense incurred on the seasonal borrowings. Other expense (income) exclusive of net interest expense (income) was not material in either period.

Income Taxes.  In 2004, income tax expense was $14,684,000, representing an effective income tax rate of 36.5%. In 2005, income tax expense was $20,398,000 representing an effective income tax rate of 39.0%. The increase in the effective tax rate was primarily due to a higher annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the current year. In addition, in 2005 we repatriated $3,500,000 from our international subsidiaries under section 965 of the American Jobs Creation Act of 2004, resulting in approximately $331,000 of incremental Federal and State income taxes.

Net Income.  Our net income increased 24.7% from $25,539,000 in 2004 to $31,845,000 in 2005 as a result of higher net sales and lower interest expense in 2005, as discussed above. Our earnings per diluted share increased 18.1% from $2.10 to $2.48 as a result of the increase in net income, which was partially offset by the increase in weighted average common shares outstanding due to the follow-on public offering in May 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004

Overview.  In 2004, we had net sales of $214,787,000 and income from operations of $42,462,000 compared to net sales of $121,055,000 and income from operations of $19,438,000 in 2003. These results were primarily due to increased demand for all three of our product lines during the year.

Net Sales.  Net sales increased by $93,732,000, or 77.4%, from $121,055,000 in 2003 to $214,787,000 in 2004. Net sales increased in 2004 due primarily to: (1) an increase in the number of units sold for each of our three brands, resulting in a 51.6% overall increase in the volume of footwear sold from 5,063,000 pairs in 2003 to 7,678,000 pairs in 2004, and (2) the expansion of the Consumer Direct business. In addition, the weighted average wholesale selling price per unit increased 13.3% from $23.03 in 2003 to $26.10 in 2004, caused by an increase in sales of UGG products, which generally carry higher average selling prices, partially offset by increased sales of Teva thongs, which generally carry a lower average selling price than sales of our other products, and lower average selling prices on the closeout sales in 2004 compared to 2003.

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

Net wholesale sales of UGG increased by $67,245,000, or 194.6%, from $34,561,000 in 2003 to $101,806,000 in 2004. This was largely as a result of the growing popularity of the brand, significantly increased brand awareness and considerable celebrity exposure, as well as the fulfillment of the pent-up demand for the UGG product in the first half of 2004. We also increased our sales of UGG products to the international markets, resulting in an increase in international UGG sales of $12,326,000, or 1269.4%, from $971,000 in 2003 to $13,297,000 in 2004. The UGG sales volume increase was also due to strong retail sell-through, expansion of the product line to include more women’s and kids’ boot styles and continued geographical expansion throughout the U.S. See “—  Overview  —  UGG Overview” above.

Net wholesale sales of Simple increased by $2,423,000, or 33.6%, from $7,210,000 in 2003 to $9,633,000 in 2004. This increase was due to several factors, including strong initial sales to retailers (sell-in) of the Simple shearling boots in the third quarter of 2004. The increase in Simple sales in 2004 was also due to a renewed interest in the Simple brand, including continued growth in the sales of the Sugar and other sneaker styles, and the successful introduction of the new line of Simple clogs. The Simple sneaker and clog styles have continued to retail well; however, while initial sell-in of the Simple shearling boots was strong, the sell-through to consumers of this type of boot at its price points, including sell-through of similarly-priced products offered by competitors, was slow and accordingly these shearling styles were not carried forward in the 2005 Simple product line. The sell-through of these shearling boots, as well as similar products offered by competitors, was not strong as the boots were mid-priced boots with retail selling prices in the $50 to $80 range, which was too close to the $110 selling price of the similar Classic boot offering from UGG, which was by far the preferred brand by consumers. See “— Overview — Simple Overview” above.

Net sales of the Consumer Direct business increased by $13,370,000, or 205.7%, from $6,501,000 in 2003 to $19,871,000 in 2004. In 2003, net sales of the Consumer Direct business included retail sales of Teva of $3,687,000, UGG of $2,300,000 and Simple of $514,000. In 2004, net sales of the Consumer Direct business included retail sales of Teva of $4,759,000, UGG of $14,415,000 and Simple of $697,000. The increase in net sales of the Consumer Direct business was due to the increased demand for the underlying brands, increased awareness of the Internet site and increased consumer acceptance of online purchasing. Our Internet sales for UGG were especially strong, increasing 526.7% in 2004 compared to 2003, as consumers who were unable to find the UGG products at their local retailers frequently searched the Internet for availability of the UGG products, which further contributed to increased Internet sales for our Consumer Direct business. See “— Overview — Consumer Direct Overview” above.

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

Gross Profit.  Gross profit increased by $39,088,000, or 76.1%, from $51,345,000 in 2003 to $90,433,000 in 2004. As a percentage of net sales, gross profit margin decreased slightly from 42.4% in 2003 to 42.1% in 2004. The decrease in gross profit margin was due in part to the significant increase in UGG sales during 2004, which generally carry a lower gross margin than Teva, an increase in airfreight costs in our efforts to improve deliveries of UGG products, and the non-recurrence of the 2003 gain caused by the favorable impact of selling in Euros in the European markets in 2003, whereas all sales were denominated in U.S. dollars in 2004. These factors were partially offset by a higher volume of Internet sales, which carry a higher gross margin than items sold at wholesale prices, a reduced impact of closeout sales, lower overhead costs per pair, and the addition of approximately $950,000 of net license revenues, primarily related to UGG handbags and outerwear.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, increased by $15,564,000, or 48.0%, from $32,407,000 in 2003 to $47,971,000 in 2004. As a percentage of net sales, SG&A decreased from 26.8% in 2003 to 22.3% in 2004 largely due to the continued leverage of operating costs on the increased sales volume. The increase in the dollar amount of SG&A expenses was due to a combination of factors, including increased sales commissions of $3,817,000 on the higher sales volume; increased payroll costs of $3,764,000 attributed to increased performance compensation on the significantly improved operating results combined with an increase in headcount to support the substantial growth; increased warehouse and distribution costs of $1,563,000; higher legal costs associated with increased efforts to protect our intellectual property rights of

$1,523,000; increased costs of our growing Consumer Direct business of $1,442,000; increased marketing and advertising costs of $1,067,000; and, other general increases in costs to support the increased sales.

Litigation Income.  In 2003, we received a favorable resolution in a European anti-dumping duties matter in the amount of $500,000.

Income from Operations.  Income from operations increased by $23,024,000, or 118.4%, from $19,438,000 in 2003 to $42,462,000 in 2004. This was due primarily to the factors discussed above.

Income from operations of Teva wholesale increased by $3,162,000, or 14.5%, from $21,739,000 in 2003 to $24,901,000 in 2004. This increase was largely due to the $10,694,000, or 14.7%, increase in net sales and a reduction in bad debt expense of $547,000. These were partially offset by increases in Teva selling commissions of $593,000 on the higher sales volume, increased payroll costs of $256,000 and the non-recurrence of the 2003 gain caused by the favorable impact of selling in Euros in the European markets in 2003, whereas all sales were denominated in U.S. dollars in 2004.

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

Income from operations of our Consumer Direct business increased by $4,385,000, or 382.0%, from $1,148,000 in 2003 to $5,533,000 in 2004. This was largely due to the $13,370,000, or 205.7%, increase in sales during the period, partially offset by a corresponding increase in related costs.

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

The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. Teva generally begins to build inventory levels beginning in the fourth quarter and first quarter in anticipation of the spring selling season that occurs in the first and second quarters, whereas UGG generally builds its inventories in the second quarter and third quarter to support sales for the Fall and Winter selling seasons, which historically occur during the third and fourth quarters. In addition, throughout much of 2005 we increased our UGG inventories significantly compared to the corresponding levels in the year ago period in order to better meet demand and ensure more timely deliveries to our retail partners in the Fall and Winter season this year. However, as the Fall and Winter 2005 selling season came to an end, our UGG inventories were substantially reduced to $17,704,000 at December 31, 2005 compared to $56,164,000 at September 30, 2005 and are just $4,672,000 higher than the $13,032,000 at December 31, 2004.

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

Cash from Operating Activities.  Net cash provided by operating activities was $29,607,000 for the year ended December 31, 2005 compared to net cash provided by operating activities of $12,416,000 for the year ended December 31, 2004. The increase in net cash provided by operating activities in 2005 was largely due to increased cash collections during the period, a smaller increase in inventories and the increase in net income by $6,306,000 compared to that for 2004. Net working capital improved by $37,266,000 to $107,120,000 as of December 31, 2005 from $69,854,000 as of December 31, 2004, primarily as a result of net income for the period of $31,845,000.

Cash from Investing Activities.  Net cash provided by investing activities was $8,902,000 in 2005 compared to net cash used in investing activities of $16,873,000 in 2004. In 2005, the cash provided by investing activities was primarily derived from $12,975,000 of net sales of short-term investments, partially offset by purchases of property and equipment of $4,104,000. In 2004, the net cash used in investing activities was primarily a result of $15,475,000 of net purchases of short-term investments and $1,441,000 of purchases of property and equipment.

Cash from Financing Activities.  In 2005, net cash provided by financing activities was $1,784,000 consisting entirely of cash received from exercises of employee stock options. In 2004, net cash provided by financing activities aggregated $8,213,000, including cash received from the issuances of common stock of $38,500,000, primarily in connection with the follow-on public stock offering in May 2004, which was used, in part, to pay off all remaining long-term debt.

Our liquidity consists primarily of cash, trade accounts receivable, inventories and a revolving credit facility. At December 31, 2005, working capital was $107,120,000 including $50,749,000 of cash and cash equivalents and $2,500,000 of short-term investments. Cash provided by operating activities aggregated $29,607,000 in 2005. Trade accounts receivable increased by 1.7% to $40,918,000 at December 31, 2005 from $40,226,000 at December 31, 2004 despite a 22.6% increase in net sales during the fourth quarter of 2005 compared to the fourth quarter of 2004, due to improved cash collections and an increase in sales of the Consumer Direct business which has cash sales that are immediately collected at the time of sale. Accounts receivable turnover decreased to 6.9 times in the twelve months ended December 31, 2005 from 8.1 times in the twelve months ended December 31, 2004 as accounts receivable collections were slightly faster in 2004 than in 2005 due to the lack of availability of UGG product in 2004 which encouraged retailers to pay their receivables balances faster in efforts to receive their upcoming deliveries more quickly.

Inventories increased by $3,114,000, or 10.3%, to $33,374,000 at December 31, 2005 from $30,260,000 at December 31, 2004, reflecting a $4,672,000 increase in UGG inventory, a $3,659,000 decrease in Teva inventory and a $2,101,000 increase in Simple inventory. Overall, inventory turnover decreased to 3.2 times for the year ended December 31, 2005 from 5.5 times for the year ended December 31, 2004 largely due to increased inventory levels for UGG during 2005. In order to improve our ability to meet demand and to ensure more timely UGG deliveries in 2005 compared to 2004, we greatly improved our production timelines and sourcing in 2005, resulting in an increase in our UGG inventory levels throughout much of 2005 in comparison to 2004. However, as the Fall and Winter 2005 selling season came to an end, our UGG inventories were substantially reduced to $17,704,000 at December 31, 2005 compared to $56,164,000 at September 30, 2005 and are just $4,672,000 higher than the $13,032,000 level at December 31, 2004. The $3,659,000 decrease in Teva inventory reflects our continuing efforts to bring our Teva inventory into stock closer to when we expect it to be shipped to our customers and reflects our current expectations for lower Teva sales in Spring 2006 than we experienced in Spring 2005. The $2,101,000 increase in Simple inventory is in anticipation of increased Spring 2005 sales in comparison to the Spring 2004 sales levels.

Our revolving credit facility with Comerica Bank (the “Facility”) provided for a maximum availability of $25,000,000 for the period from September 6, 2005 to December 6, 2005, and $20,000,000 for the remainder of the term, subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (7.25% at December 31, 2005) or, at our option, at LIBOR (4.39% at December 31, 2005) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60,000 per year and expires on June 1, 2007. At December 31, 2005, we had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and outstanding letters of credit aggregated $52,000. As a result, $19,948,000 was available under the Facility at December 31, 2005.

The agreements underlying the Facility contain several financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at December 31, 2005, and remain so as of the date of this report.

Capital expenditures totaled $4,104,000 for the year ended December 31, 2005, and related primarily to the opening and expansion of an additional distribution center, the replacement of certain computer equipment and trade show booths, the opening of the Camarillo retail outlet store and the purchase of promotional vehicles for the Teva marketing team. We currently have no material commitments for future capital expenditures but estimate that the capital expenditures for 2006 will range from approximately $4,000,000 to $5,000,000 and may include additional costs associated with further improvements at our distribution centers, computer system updates, the addition of new retail outlet stores and the purchase of new tradeshow booths. The actual amount of capital expenditures for 2006 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

Contractual Obligations.  The following table summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$14,657,000	$3,595,000	$6,830,000	$3,223,000	$1,009,000

We previously had significant interest payment requirements on the long-term debt obligations discussed above. However, since we paid off all the outstanding balances on our long-term debt as of December 31, 2005, we have no future interest payments scheduled.

We believe that internally generated funds, the available borrowings under our existing credit facilities and cash on hand will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories and the volume of letters of credit used to purchase product, among others. See “Risk Factors” for a discussion of additional factors that may affect our working capital position. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirement, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may, from time to time, evaluate acquisitions of other businesses.

Impact of Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Critical Accounting Policies and Estimates

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

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical experience with bad debts. Reserves have been fully established for all expected or probable losses of this nature. The gross trade accounts receivable balance was $48,067,000 and the allowance for doubtful accounts was $2,574,000 at December 31, 2005, compared to gross trade accounts receivable of $45,238,000 and allowance for doubtful accounts of $1,796,000 at December 31, 2004. The increase in the allowance for doubtful accounts at December 31, 2005 compared to December 31, 2004 was primarily related to the bankruptcy of a significant customer, Steve’s Shoes, as well as additional reserves established for our domestic UGG receivables. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at December 31, 2005 by $315,000.

Reserve for Sales Discounts.  A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $1,710,000 at December 31, 2005 and $1,485,000 at December 31, 2004. The increase in the reserve for sales discounts at December 31, 2005 compared to December 31, 2004 is primarily due to the increase in the gross trade accounts receivable during the period and an increase in volume discounts for certain customers. Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at December 31, 2005 by $171,000.

Allowance for Estimated Returns.  We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns was $2,865,000 at December 31, 2005 and $1,731,000 at December 31, 2004. The increase in the allowance for estimated returns increased due to an increase in net sales during the three months ended December 31, 2005 compared to the three months ended December 31, 2004, including a significant increase in the Internet sales of our Consumer Direct business which generally has a substantially higher return rate than that for our wholesale business. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at December 31, 2005 by approximately $770,000.

Inventory Write-Downs.  Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At December 31, 2005, inventories were stated at $33,374,000, net of inventory write-downs of $3,346,000. At December 31, 2004, inventories were stated at $30,260,000, net of inventory write-downs of $1,176,000. The increase in inventory write-downs at December 31, 2005 compared to December 31, 2004 includes write-downs for greater quantities of discontinued styles than we had at December 31, 2004. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount at December 31, 2005 by approximately $818,000.

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

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result, we recorded a goodwill impairment charge in the first quarter of 2002 of $8,973,000, net of the related income tax benefit of $843,000.

Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123R to the first interim period in the first fiscal year beginning after June 15, 2005. The Company is, therefore, required to adopt the provisions of SFAS No. 123R effective January 1, 2006. Note 1 (h) discloses the Company’s pro forma net income under SFAS No. 123, which is expected to be comparable to stock compensation pursuant to SFAS No. 123R. SFAS No. 123R also requires excess tax benefits, as defined, be reported as a financing activity rather than as an operating cash flow as is our current policy. This requirement will reduce net cash provided by operating activities and increase net cash produced by financing activities. While we cannot estimate what these amounts will be in the future, such excess tax deduction increased net cash provided by operating activities by $445,000, $6,030,000 and $2,293,000 for the years ended December 31, 2003, 2004 and 2005 respectively.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We will adopt this statement on January 1, 2006 and it is not expected to have a material effect on the financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Derivative Instruments.  Although we have used foreign currency hedges in the past, we no longer utilize forward contracts or other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate as all of our purchases and sales for the foreseeable future will be denominated in U.S. currency.

Although our sales are denominated in U.S. currency, our sales may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies in the international markets where our products are sold. If the U.S. dollar strengthens, it may result in increased pricing pressure on our distributors, which may have a negative impact on our net sales. We are unable to estimate the amount of any impact on sales attributed to pricing pressures caused by fluctuations in exchange rates.

Market Risk.  Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At December 31, 2005, we had no outstanding borrowings under the revolving line of credit. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and the Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Company’s Chief Executive Officer, Angel R. Martinez, and Chief Financial Officer, M. Scott Ash, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

There have been no significant changes in the company’s internal control over financial reporting that occurred during the fourth quarter 2005 that have materially affected the company’s internal control over financial reporting. We have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2005. The results of our evaluation are discussed below in the Report of Management on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

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

All additional information required by this item, including information relating to Directors and Executive Officers of the Registrant, is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to Executive Compensation is set forth under “Proposal No. 1-Election of Directors” in the Company’s definitive proxy statement relating to the Registrant’s 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under “Proposal No. 1-Election of Directors” in the Company’s definitive proxy statement relating to the Registrant’s 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information relating to Certain Relationships and Related Transactions is set forth under “Proposal No. 1-Election of Directors” in the Company’s definitive proxy statement relating to the Registrant’s 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information relating to Principal Accountant Fees and Services is set forth under “Proposal No. 2-Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement relating to the Registrant’s 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on Page F-1 hereof.

Exhibit

2.1		Certificate of Ownership and Merger Merging Deckers Corporation into Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

3.1		Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation. (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

3.2		Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10	.1	1993 Employee Stock Incentive Plan. (Exhibit 99 to the Registrant’s Registration Statement on Form S-8, File No. 33-47097 and incorporated by reference herein)

#10	.2	Form of Incentive Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

#10	.3	Form of Non-Qualified Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

#10	.4	Form of Restricted Stock Agreement. (Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

#10	.5	Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

#10	.6	First Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

#10	.7	Second Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

#10	.8	Third Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

Exhibit

#10	.9	Deckers Outdoor Corporation 1995 Employee Stock Purchase Plan. (Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
#10	.10	Amended Compensation Plan for Outside Members of the Board of Directors. (Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended September 30, 1996 and incorporated by reference herein)

#10	.11	Extension Agreement to Employment Agreement with Douglas B. Otto. (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 1996 and incorporated by reference herein)

10.12		Shareholder Rights Agreement, dated as of November 12, 1998. (Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended September 30, 1998 and incorporated by reference herein)

10.13		Revolving Credit Agreement dated as of February 21, 2002 among Deckers Outdoor Corporation, UGG Holdings, Inc. and Comerica Bank — California. (Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.)
#10	.14	Employment Agreement dated March 29, 2002 between Douglas B. Otto and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant’s Form 10-Q for the period ended March 31, 2002 and incorporated by reference herein.)

10.15		Asset Purchase Agreement dated as of October 9, 2002 by and Among Mark Thatcher, Teva Sport Sandals, Inc. and Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)

10.16		Disclosure letter associated with the Asset Purchase Agreement. (Exhibit 2.2 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)+
#10	.17	Employment Agreement dated November 25, 2002 between John A. Kalinich and Deckers Outdoor Corporation. (Exhibit 10.20 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)

#10	.18	Employment Agreement dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.21 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)

10.19		Unsecured Subordinated Promissory Note dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)

10.20		Note Purchase Agreement dated as of November 25, 2002 by and among Deckers Outdoor Corporation and The Peninsula Fund III Limited Partnership. (Exhibit 10.23 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)

10.21		Amended and Restated Credit Agreement, dated as of November 25, 2002, by and among Deckers Outdoor Corporation, UGG Holdings Inc., and Comerica Bank-California. (Exhibit 10.24 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)

10.22		Amendment Number One to Amended and Restated Revolving Credit Agreement dated April 29, 2003. (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.23		Amendment Number Two to Amended and Restated Revolving Credit Agreement dated June 27, 2003. (Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)

10.24		Amendment Number One to Senior Subordination Agreement dated April 29, 2003. (Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.25		Amendment Number Two to Senior Subordination Agreement dated June 27, 2003. (Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)

10.26		Amendment Number Three to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank — California dated as of August 6, 2003. (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein)

10.27		Amendment Number Four to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of November 13, 2003 (Exhibit 10.27 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

Exhibit

10.28		Amendment Number Three to Senior Subordination Agreement dated November 13, 2003 (Exhibit 10.28 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10	.29	Employment Agreement effective as of January 1, 2004 between Douglas B. Otto and Deckers Outdoor Corporation (Exhibit 10.29 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

#10	.30	Employment Agreement effective as of January 1, 2004 between M. Scott Ash and Deckers Outdoor Corporation (Exhibit 10.30 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

#10	.31	Employment Agreement effective as of January 1, 2004 between Patrick C. Devaney and Deckers Outdoor Corporation (Exhibit 10.31 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

#10	.32	Employment Agreement effective as of January 1, 2004 between Constance X. Rishwain and Deckers Outdoor Corporation (Exhibit 10.32 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

#10	.33	Employment Agreement effective as of January 1, 2004 between Robert P. Orlando and Deckers Outdoor Corporation (Exhibit 10.33 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

10.34		Lease Agreement dated November 1, 2003 between Ampersand Aviation, LLC and Deckers Outdoor Corporation for office building at 495-A South Fairview Avenue, Goleta, California, 93117 (Exhibit 10.34 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

10.35		Exclusive Independent Contractor Representation Agreement between Deckers Outdoor Corporation and BHPC Marketing, Inc. effective as of January 1, 2003 for representation of the Teva brand (Exhibit 10.35 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

10.36		Amendment Number Five to Amended and Restated Credit Agreement between the Company and Comerica Bank-California dated as of February 28, 2005 (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)

10.37		Lease Agreement dated September 15, 2004 between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant’s Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)

10.38		First Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated December 1, 2004 (Exhibit 10.38 to the Registrant’s Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
#10	.39	Employment Agreement between Deckers Outdoor Corporation and Angel R. Martinez (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2005 and incorporated by reference herein)

10.40		Amendment Number Six to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of June 14, 2005 (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2005 and incorporated by reference herein)

10.41		Amendment Number Seven to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank dated as of September 6, 2005 (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein)
#10	.42	Offer of Employment Letter between the Company and Carlo Lingiardi, President of Teva, dated August 10, 2005 (Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein)

#10	.43	Offer of Employment Letter between the Company and Colin Clark, Senior Vice President-International, effective September 1, 2005 (Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein)

Exhibit

14.1	Deckers Outdoor Corporation’s Code of Ethics for Senior Officers, as approved by the Board of Directors on December 5, 2003. (Exhibit 14.1 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

21.1	*Subsidiaries of Registrant

23.1	*Consent of Independent Registered Public Accounting Firm

31.1	*Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Certain information in this Exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request as to the omitted portions of the Exhibit.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION
(Registrant)

/s/  Angel R. Martinez
Angel R. Martinez
Chief Executive Officer

Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas B. Otto Douglas B. Otto	Chairman of the Board	March 9, 2006

/s/ Angel R. Martinez Angel R. Martinez	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2006

/s/ M. Scott Ash M. Scott Ash	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2006

/s/ Gene E. Burleson Gene E. Burleson	Director	March 9, 2006

/s/ John M. Gibbons John M. Gibbons	Director	March 9, 2006

/s/ Rex A. Licklider Rex A. Licklider	Director	March 9, 2006

/s/ Daniel L. Terheggen Daniel L. Terheggen	Director	March 9, 2006

/s/ John G. Perenchio John G. Perenchio	Director	March 9, 2006

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Deckers Outdoor Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Deckers Outdoor Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that Deckers Outdoor Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Deckers Outdoor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Deckers Outdoor Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Deckers Outdoor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule, and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  KPMG LLP

Los Angeles, California
March 3, 2006

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2005

	2004	2005

Assets
Current assets:
Cash and cash equivalents	$10,379,000	$50,749,000
Short-term investments	15,475,000	2,500,000
Trade accounts receivable, less allowance for doubtful accounts, sales discounts and sales returns of $5,012,000 and $7,149,000 as of December 31, 2004 and 2005, respectively	40,226,000	40,918,000
Inventories	30,260,000	33,374,000
Prepaid expenses and other current assets	1,491,000	1,364,000
Deferred tax assets	3,240,000	5,949,000

Total current assets	101,071,000	134,854,000
Property and equipment, at cost, net	2,838,000	4,711,000
Trademarks	51,152,000	51,152,000
Goodwill	18,030,000	18,030,000
Intangible assets, net	1,137,000	827,000
Other assets, net	592,000	52,000

	$174,820,000	$209,626,000

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$16,524,000	$14,506,000
Accrued sales commissions	1,714,000	1,327,000
Accrued payroll	3,623,000	2,219,000
Other accrued expenses	2,631,000	2,549,000
Income taxes payable	6,725,000	7,133,000

Total current liabilities	31,217,000	27,734,000

Deferred tax liabilities	2,607,000	4,337,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 12,183,080 shares at December 31, 2004; issued and outstanding 12,431,696 shares at December 31, 2005	122,000	124,000
Additional paid-in capital	71,959,000	76,788,000
Retained earnings	68,591,000	100,436,000
Accumulated other comprehensive income	324,000	207,000

Total stockholders’ equity	140,996,000	177,555,000

	$174,820,000	$209,626,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2004 and 2005

	2003	2004	2005

Net sales	$121,055,000	$214,787,000	$264,760,000
Cost of sales	69,710,000	124,354,000	153,238,000

Gross profit	51,345,000	90,433,000	111,522,000
Selling, general and administrative expenses	32,407,000	47,971,000	59,254,000
Litigation income	(500,000)	—	—

Income from operations	19,438,000	42,462,000	52,268,000
Other expense (income):
Interest expense, net	4,557,000	2,236,000	29,000
Other expense (income)	(3,000)	3,000	(4,000)

	4,554,000	2,239,000	25,000

Income before income taxes	14,884,000	40,223,000	52,243,000
Income taxes	5,730,000	14,684,000	20,398,000

Net income	9,154,000	25,539,000	31,845,000
Less preferred stock redemption premium	(438,000)	—	—

Income applicable to common stockholders	$8,716,000	$25,539,000	$31,845,000

Net income per share:
Basic	$0.91	$2.32	$2.58
Diluted	$0.77	$2.10	$2.48
Weighted average common shares:
Basic	9,610,000	11,005,000	12,349,000
Diluted	11,880,000	12,142,000	12,866,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2004 and 2005

							Accumulated
					Additional		Other	Total	Comprehensive
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	(Loss)

Balance at December 31, 2002	1,375,000	$5,500,000	9,461,123	$95,000	$26,210,000	$33,898,000	$(476,000)	$65,227,000
Repurchase preferred stock (note 6)	(1,375,000)	(5,500,000)	—	—	(438,000)	—	—	(5,938,000)
Common stock issued under stock incentive plan	—	—	262,577	2,000	874,000	—	—	876,000
Tax benefit attributable to stock options	—	—	—	—	445,000	—	—	445,000
Common stock issued under the employee stock purchase plan	—	—	6,781	—	24,000	—	—	24,000
Net income	—	—	—	—	—	9,154,000	—	9,154,000	$9,154,000
Foreign currency translation adjustment and reversal of unrealized hedging losses	—	—	—	—	—	—	736,000	736,000	736,000

Total comprehensive income									$9,890,000

Balance at December 31, 2003	—	—	9,730,481	97,000	27,115,000	43,052,000	260,000	70,524,000
Common stock issued under follow-on offering	—	—	1,500,000	15,000	34,446,000	—	—	34,461,000
Compensation expense from nonvested stock units	—	—	—	—	61,000	—	—	61,000
Common stock issued under stock incentive plan	—	—	910,262	10,000	4,083,000	—	—	4,093,000
Tax benefit attributable to stock options	—	—	—	—	6,030,000	—	—	6,030,000
Common stock issued under the employee stock purchase plan	—	—	42,337	—	224,000	—	—	224,000
Net income	—	—	—	—	—	25,539,000	—	25,539,000	$25,539,000
Foreign currency translation adjustment	—	—	—	—	—	—	64,000	64,000	64,000

Total comprehensive income									$25,603,000

Balance at December 31, 2004	—	—	12,183,080	122,000	71,959,000	68,591,000	324,000	140,996,000
Compensation expense from nonvested stock units	—	—	—	—	578,000	—	—	578,000
Common stock issued under stock incentive plan	—	—	205,468	2,000	1,663,000	—	—	1,665,000
Tax benefit attributable to stock options	—	—	—	—	2,293,000	—	—	2,293,000
Common stock issued under the employee stock purchase plan	—	—	43,148	—	295,000	—	—	295,000
Net income	—	—	—	—	—	31,845,000	—	31,845,000	$31,845,000
Foreign currency translation adjustment	—	—	—	—	—	—	(117,000)	(117,000)	(117,000)

Total comprehensive income									$31,728,000

Balance at December 31, 2005	—	$—	12,431,696	$124,000	$76,788,000	$100,436,000	$207,000	$177,555,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2004 and 2005

	2003	2004	2005

Cash flows from operating activities:
Net income	$9,154,000	$25,539,000	$31,845,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,463,000	1,534,000	2,187,000
Amortization of intangible assets	276,000	253,000	310,000
Provision for doubtful accounts	504,000	580,000	1,740,000
Write-down of inventory	1,329,000	1,898,000	4,836,000
Loss (gain) on disposal of assets	3,000	(5,000)	13,000
Loss on write-down of assets	59,000	—	—
Deferred tax provision	1,752,000	936,000	(979,000)
Stock compensation	119,000	339,000	754,000
Write-down of debt issuance costs	287,000	671,000	—
Tax benefit attributable to stock options	445,000	6,030,000	2,293,000
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	1,602,000	(23,306,000)	(2,432,000)
Inventories	(2,266,000)	(14,154,000)	(7,950,000)
Prepaid expenses and other current assets	89,000	(832,000)	127,000
Other assets	256,000	15,000	540,000
Trade accounts payable	(1,696,000)	5,304,000	(2,018,000)
Accrued expenses	1,515,000	4,357,000	(2,067,000)
Income taxes payable	2,736,000	3,257,000	408,000

Net cash provided by operating activities	17,627,000	12,416,000	29,607,000

Cash flows from investing activities:
Cash paid for acquisition of Teva	(75,000)	—	—
Purchases of short-term investments	—	(31,250,000)	(37,116,000)
Proceeds from sales of short-term investments	—	15,775,000	50,091,000
Proceeds from sale of property and equipment	33,000	43,000	31,000
Purchase of property and equipment	(663,000)	(1,441,000)	(4,104,000)

Net cash (used in) provided by investing activities	(705,000)	(16,873,000)	8,902,000

Cash flows from financing activities:
Borrowings under line of credit	42,706,000	—	25,500,000
Repayments under line of credit	(47,481,000)	—	(25,500,000)
Repayments of long-term debt	(4,159,000)	(30,287,000)	—
Cash paid for repurchase of preferred stock	(5,938,000)	—	—
Cash received from issuances of common stock	781,000	38,500,000	1,784,000

Net cash (used in) provided by financing activities	(14,091,000)	8,213,000	1,784,000

Effect of exchange rates on cash	(110,000)	(39,000)	77,000

Net change in cash and cash equivalents	2,721,000	3,717,000	40,370,000

Cash and cash equivalents at beginning of year	3,941,000	6,662,000	10,379,000

Cash and cash equivalents at end of year	$6,662,000	$10,379,000	$50,749,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,640,000	$1,512,000	$257,000
Income taxes	$1,607,000	$4,597,000	$18,684,000

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2005

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

(c) Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, and bad debts are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, totaling $2,041,000, $3,863,000, and $3,962,000 for the years ended December 31, 2003, 2004, and 2005, respectively. Related costs paid to third-party shipping companies are recorded as a cost of sales, totaling $2,057,000, $4,094,000, and $4,870,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

(d) Goodwill and Other Intangibles Assets

Intangible assets consist primarily of goodwill, trademarks, patents, and noncompete covenants arising from the application of purchase accounting. Accordingly, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually, as of December 31 of each year, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

(e) Impairment of Long-Lived Assets

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(g) Fair Value of Financial Instruments

The fair values of the Company’s cash equivalents, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments.

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

As discussed in note 1(u), the Financial Accounting Standards Board, or FASB, recently issued SFAS No. 123R (revised 2004), “Share-Based Payment” which supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123R to the first interim period in the first fiscal year beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R effective January 1, 2006.

The following table illustrates the effects on net income if the fair value-based method had been applied to all outstanding and unvested awards in each period. See assumptions used to determine the fair value of the awards in note 6.

	2003	2004	2005

Net income, as reported	$9,154,000	$25,539,000	$31,845,000
Add stock-based employee compensation expense included in reported net income, net of tax	73,000	215,000	460,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(596,000)	(1,015,000)	(1,144,000)

Pro forma net income	$8,631,000	$24,739,000	$31,161,000

Net income per share:
Basic — as reported	$0.91	$2.32	$2.58
Basic — pro forma	0.85	2.25	2.52
Diluted — as reported	0.77	2.10	2.48
Diluted — pro forma	0.74	2.05	2.43

(i) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, net sales, and expenses and the disclosure of contingent assets and liabilities to prepare these

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns and discounts, impairment assessments and charges, recoverability of deferred tax assets, depreciation and amortization, income tax and litigation contingency reserves, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities. Actual results could differ from these estimates.

(j) Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs amounted to $1,099,000, $1,438,000, and $1,810,000 in 2003, 2004, and 2005, respectively.

(k) Advertising, Marketing, and Promotion Costs

Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 2003, 2004, and 2005 were $6,594,000, $8,687,000, and $10,536,000, respectively. Included in prepaid and other current assets at December 31, 2004 and 2005 were $851,000 and $922,000, respectively, related to prepaid advertising and promotion expenses for programs to take place after December 31, 2004 and 2005, respectively.

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

(m) Income per Share

Basic income per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS represents net income divided by the weighted average number of common shares outstanding, including the dilutive impact of potential issuances of common stock. Antidilutive securities are excluded from diluted EPS.

The reconciliations of basic to diluted weighted average common shares are as follows:

	2003	2004	2005

Income used for basic and diluted income per share:
Net income — diluted	$9,154,000	$25,539,000	$31,845,000
Less redemption premium on preferred stock	(438,000)	—	—

Net income available for common stockholders — basic	$8,716,000	$25,539,000	$31,845,000

Weighted average shares used in basic computation	9,610,000	11,005,000	12,349,000
Dilutive effect of stock options and nonvested stock units	882,000	1,137,000	517,000
Dilutive effect of convertible preferred stock	1,388,000	—	—

Weighted average shares used for diluted computation	11,880,000	12,142,000	12,866,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The dilutive effect of convertible preferred stock above relates to preferred stock that was outstanding between November 25, 2002 and December 3, 2003. The Company repurchased all of the outstanding preferred stock on December 3, 2003.

Options to purchase 217,000 shares at prices ranging from $9.88 to $19.00 during 2003 and options to purchase 10,000 at $33.10 during 2004 and 2005 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods, and therefore their inclusion would be antidilutive. Nonvested stock units in the amount of 59,750 and 111,283 shares were outstanding at December 31, 2004 and 2005, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive or the necessary conditions for the shares to be issuable had not been satisfied based on the Company’s performance through December 31, 2005.

(n) Foreign Currency Translation

The Company considers the U.S. dollar as the functional currency.

(o) Comprehensive Income

Comprehensive income is the total of net earnings and all other nonowner changes in equity. Except for net income, foreign currency translation adjustments, and unrealized gains and losses on available for sale investments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130.

(p) Business Segment Reporting

Management of the Company has determined its reportable segments are strategic business units. The four reportable segments are the Teva, UGG and Simple wholesale divisions and the Company’s Consumer Direct business (consisting of the Company’s Internet, catalog and retail outlet stores). Information related to these segments is summarized in note 8.

(q) Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(r) Short-term Investments

Short-term investments, which primarily consist of market auction rate notes receivable and market auction rate preferred securities are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses, interest and dividends are included in interest expense, net. The fair value of the short-term investments approximated cost at December 31, 2004 and 2005, based on quoted market prices.

(s) Reclassifications

Certain reclassifications have been made to the 2003 and 2004 balances to conform to the 2005 presentation.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(t) New Accounting Standards

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

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosure permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. In April 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123R to the first interim period in the first fiscal year beginning after June 15, 2005. The Company is, therefore, required to adopt the provisions of SFAS No. 123R effective January  1, 2006. Note 1 (h) discloses the Company’s pro forma net income under SFAS No. 123, which is expected to be comparable to stock compensation pursuant to SFAS No. 123R. SFAS No. 123R also requires excess tax benefits, as defined, to be reported as a financing activity rather than as an operating cash flow as is our current policy. This requirement will reduce net cash provided by operating activities and increase net cash produced by financing activities. While we cannot estimate what these amounts will be in the future, such excess tax deduction increased net cash provided by operating activities by $445,000, $6,030,000 and $2,293,000 for the years ended December 31, 2003, 2004 and 2005 respectively.

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

Effective August 1, 1992, the Company established a 401(k) defined contribution plan. Substantially all employees are eligible to participate in the plan through tax-deferred contributions. The Company matches 50% of an employee’s contribution up to $1,200 per year. Matching contributions totaled $67,000, $92,000 and $106,000 during 2003, 2004 and 2005, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. The Company did not make profit sharing contributions for the years ended December 31, 2003, 2004 or 2005.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(3)	Property and Equipment

Property and equipment is summarized as follows:

	2004	2005

Machinery and equipment	$6,441,000	$7,877,000
Furniture and fixtures	666,000	768,000
Leasehold improvements	927,000	2,769,000

	8,034,000	11,414,000
Less accumulated depreciation and amortization	5,196,000	6,703,000

Net property and equipment	$2,838,000	$4,711,000

During 2004 and 2005, the Company wrote-off certain fully-depreciated assets with an original cost of $395,000 and $724,000, respectively.

(4)	Notes Payable and Long-Term Debt

The Company has a revolving credit facility with Comerica Bank (the “Facility”) that provided for a maximum availability of $25,000,000 for the period from September 6, 2005 to December 6, 2005, and $20,000,000 for the remainder of the term, subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (7.25% at December 31, 2005) or, at the Company’s option, at LIBOR (4.39% at December 31, 2005) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and is secured by substantially all assets. The Facility includes annual commitment fees of $60,000 per year and expires on June 1, 2007. At December 31, 2005, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and outstanding letters of credit aggregated $52,000. As a result, $19,948,000 was available under the Facility as of December 31, 2005.

The agreements underlying the Facility contain several financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. The Company was in compliance with all covenants as of December 31, 2005.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Income Taxes

Components of income taxes are as follows:

	Federal	State	Foreign	Total

2003:
Current	$2,043,000	$483,000	$1,452,000	$3,978,000
Deferred	1,334,000	418,000	—	1,752,000

	$3,377,000	$901,000	$1,452,000	$5,730,000

2004:
Current	$9,930,000	$2,073,000	$1,745,000	$13,748,000
Deferred	629,000	293,000	14,000	936,000

	$10,559,000	$2,366,000	$1,759,000	$14,684,000

2005:
Current	$17,630,000	$4,848,000	$(1,101,000)	$21,377,000
Deferred	(1,064,000)	(118,000)	203,000	(979,000)

	$16,566,000	$4,730,000	$(898,000)	$20,398,000

Foreign income before income taxes was $4,220,000, $7,261,000 and $4,572,000 during the years ended December 31, 2003, 2004 and 2005, respectively.

Actual income taxes differed from that obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	2003	2004	2005

Computed “expected” income taxes	$5,060,000	$14,078,000	$18,285,000
State income taxes, net of federal income tax benefit	623,000	1,895,000	2,740,000
Other	47,000	(1,289,000)	(627,000)

	$5,730,000	$14,684,000	$20,398,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and 2005 are presented below:

	2004	2005

Deferred tax assets, current:
Uniform capitalization adjustment to inventory	$487,000	$1,191,000
Bad debt and other reserves	2,725,000	3,783,000
State taxes	557,000	1,563,000
Prepaid expenses	(529,000)	(588,000)

Total deferred tax assets, current	3,240,000	5,949,000

Deferred tax liabilities, noncurrent:
Amortization of intangible assets	(1,896,000)	(4,107,000)
Depreciation of property and equipment	(711,000)	(230,000)

Total deferred tax liabilities, noncurrent	(2,607,000)	(4,337,000)

Net deferred tax assets	$633,000	$1,612,000

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $14,500,000. The deferred tax assets are primarily related to the Company’s domestic operations. Domestic taxable income for the years ended December 31, 2004 and 2005 was approximately $18,346,000 and $43,861,000, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance has been recorded.

As of December 31, 2005, withholding and U.S. taxes have not been provided on approximately $13,500,000 of unremitted earnings of our non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. In 2005, the Company repatriated $3,500,000 under the terms of these provisions, resulting in $331,000 of additional Federal and state income taxes on repatriation.

(6)	Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01, of which 1,375,000 shares are designated as Series A Preferred Stock. The 1,375,000 shares of Series A Preferred Stock were issued to Mark Thatcher in connection with the acquisition of Teva. In December 2003, the Company redeemed all of the outstanding Preferred Stock. In connection with the redemption, the Company paid Mr. Thatcher a premium of approximately $438,000, which was recorded as a reduction of additional paid-in capital. The premium reduced income applicable to common stockholders and, therefore, is reflected in the income per share calculations.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s 1993 Stock Incentive Plan (the “1993 Plan”) provides for 3,000,000 shares of common stock that are reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants, or other rights to acquire stock. Under the 1993 Plan, 262,577 shares, 910,262 shares and 205,468 shares of common stock were issued to employees in 2003, 2004, and 2005, respectively.

Common stock option activity under the 1993 Plan for the years ended December 31, 2003, 2004 and 2005 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2002	1,932,000	$4.04
Granted	206,000	18.75
Exercised	(238,100)	3.19
Canceled	(125,400)	7.51

Outstanding at December 31, 2003	1,774,500	5.62
Granted	26,000	29.04
Exercised	(899,600)	4.24
Canceled	(10,800)	11.31

Outstanding at December 31, 2004	890,100	7.62
Granted	—	—
Exercised	(199,000)	7.48
Canceled	(62,900)	12.71

Outstanding at December 31, 2005	628,200	7.16

Options exercisable at December 31, 2003	1,168,800	4.36
Options exercisable at December 31, 2004	517,000	6.79
Options exercisable at December 31, 2005	488,100	6.04

The per share weighted average fair value of stock options granted during 2003 and 2004 was $10.83 and $16.83, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 2003 — expected dividend yield of 0%, stock volatility of 51.70%, risk-free interest rate of 3.70%, and an expected life of seven years; 2004 — expected dividend yield of 0%, stock volatility of 52.85%, risk-free interest rate of 3.97%, and an expected life of seven years. The Company did not issue any stock options in 2005.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable at	Exercise
Exercise Price	December 31, 2005	Contractual Life	Price	December 31, 2005	Price

$1.56 to $3.12	155,100	3.08 years	$1.82	155,100	$1.82
$3.60 to $3.68	96,700	6.09 years	3.61	84,700	3.60
$4.03 to $4.80	190,500	6.07 years	4.23	127,400	4.20
$6.21 to $8.50	52,000	2.33 years	6.85	52,000	6.85
$19.00	119,900	7.92 years	19.00	54,900	19.00
$24.17 to $33.10	14,000	7.17 years	30.55	14,000	30.55

	628,200	5.40 years	7.16	488,100	6.04

Beginning December 2004, the Company replaced its annual employee stock option grant with grants of Nonvested Stock Units (“NSU’s”). The NSU’s entitle the employee recipients to receive shares of common stock in the Company, which vest in quarterly increments between the third and fourth anniversary of the grant. Many of these awards include vesting that is subject to achievement of certain performance targets, and accordingly those are accounted for as variable awards under APB 25. The Company records compensation expense for all NSU’s using the method prescribed by FIN 28. For the 2004 grant, the maximum quantity that was available to vest was 59,750 for all participants in the aggregate, of which approximately 34,058 will ultimately be available for vesting based on actual performance versus the previously established performance targets. The weighted average grant date fair value of the NSU’s granted in 2004 was $44.73 (aggregate grant date fair value of $2,673,000), of which approximately $61,000 was recorded as an expense in 2004. In 2005, the Company granted an additional 130,900 NSU’s with an average grant date fair value of $28.15 (aggregate grant date fair value of $3,684,000) and recorded approximately $578,000 of expense in 2005 related to the 2004 and 2005 NSU’s granted.

In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “1995 Plan”). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan, as amended, 300,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for employees to purchase the Company’s common stock at a discount below market value, as defined by the 1995 Plan. Under the 1995 Plan, 6,781, 42,337 and 43,148 shares were issued in 2003, 2004, and 2005, respectively. The 1995 Plan will terminate in September 2006, with no additional share issuances after that date. Consistent with the application of APB Opinion No. 25, no compensation has been recorded for stock purchases.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

(7)	Commitments and Contingencies

The Company leases office facilities under operating lease agreements, which expire through December 2015. Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2006	$3,595,000
2007	3,620,000
2008	3,210,000
2009	3,028,000
2010	195,000
Thereafter	1,009,000

$14,657,000

Rent expense is recorded using the straight-line method to account for scheduled rental increases or rent holidays. Total rent expense for the years ended December 31, 2003, 2004, and 2005 was approximately $1,271,000, $1,341,000 and $2,989,000, respectively.

In 1997, the European Commission enacted anti-dumping duties of 49.2% on certain types of footwear imported into Europe from China and Indonesia. Dutch Customs had issued an opinion to the Company that certain popular Teva styles were covered by this anti-dumping duty legislation. Based on this opinion, Dutch Customs sought anti-dumping duties of approximately $500,000 from the Company, which the Company had appealed. Nevertheless, the Company expensed the $500,000 prior to 2003 in accordance with SFAS 5, Accounting for Contingencies. In 2003, an appeals court ruled that the duties were not levied by the appropriate governing body and nullified the entire claim. As a result of this favorable final ruling, the Company reversed the previously established $500,000 accrual in 2003, which is reflected as an increase to income from operations in the accompanying consolidated statement of operations for the year ended December 31, 2003.

The Company is currently involved in various other legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.

(8)	Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, or unusual items to segments. The Company evaluates performance based on net sales and profit or loss from operations. The Company’s reportable segments include the strategic business units responsible for the worldwide operations of each of its brands and its Consumer Direct business. They are managed separately because each business requires different marketing, research and development, design, sourcing and sales strategies. The earnings from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization and the costs of employees directly related to each business segment. The

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation, facilities costs and the 2003 litigation income. The operating income derived from the sales to third parties of the Consumer Direct segment is separated into two components: (i) the wholesale profit is included in the operating income of each of the three brands, and (ii) the retail profit is included in the operating income of the Consumer Direct segment.

Business segment information is summarized as follows:

	2003	2004	2005

Net sales to external customers:
Teva wholesale	$72,783,000	$83,477,000	$80,446,000
UGG wholesale	34,561,000	101,806,000	150,279,000
Simple wholesale	7,210,000	9,633,000	6,980,000
Consumer Direct	6,501,000	19,871,000	27,055,000

	$121,055,000	$214,787,000	$264,760,000

Income from operations:
Teva wholesale	$21,739,000	$24,901,000	$22,388,000
UGG wholesale	10,002,000	31,674,000	48,765,000
Simple wholesale	(1,176,000)	45,000	(834,000)
Consumer Direct	1,148,000	5,533,000	6,972,000
Unallocated overhead	(12,275,000)	(19,691,000)	(25,023,000)

	$19,438,000	$42,462,000	$52,268,000

Depreciation and amortization:
Teva wholesale	$502,000	$401,000	$459,000
UGG wholesale	21,000	30,000	72,000
Simple wholesale	42,000	31,000	45,000
Consumer Direct	41,000	92,000	156,000
Unallocated overhead	1,133,000	1,233,000	1,765,000

	$1,739,000	$1,787,000	$2,497,000

Capital expenditures:
Teva wholesale	$64,000	$226,000	$185,000
UGG wholesale	30,000	19,000	263,000
Simple wholesale	4,000	111,000	29,000
Consumer Direct	151,000	151,000	486,000
Unallocated overhead	414,000	934,000	3,141,000

	$663,000	$1,441,000	$4,104,000

Total assets from reportable segments:
Teva wholesale		$87,380,000	$83,901,000
UGG wholesale		50,457,000	56,907,000
Simple wholesale		4,303,000	5,211,000
Consumer Direct		160,000	945,000

		$142,300,000	$146,964,000

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

Reconciliations of total assets from reportable segments to the consolidated financial statements are as follows:

	2004	2005

Total assets from reportable segments	$142,300,000	$146,964,000
Unallocated refundable income taxes and deferred tax assets	3,225,000	5,949,000
Other unallocated corporate assets	29,295,000	56,713,000

Consolidated total assets	$174,820,000	$209,626,000

The Company sells its footwear products principally to customers throughout the U.S. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, and Asia, among other regions. International sales to unaffiliated customers were 18.5%, 18.3%, and 13.3% of net sales for the years ended December 31, 2003, 2004, and 2005, respectively. The Company does not consider international operations a separate segment. The Chief Operating Decision Maker does not review such operations separately, but rather in the aggregate with the aforementioned segments. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. An upscale department store based on the West Coast of the U.S., which is a significant customer for each of our three brands, accounted for 14.1% of our net sales in 2004 and 15.8% of our net sales in 2005. No other customer accounted for more than 10% of net sales in the years ended December 31, 2003, 2004 or 2005. As of December 31, 2004 and 2005 the Company had one customer representing 22.0% and 27.6% of net trade accounts receivable, respectively.

Approximately $17,000,000 of trademarks and $466,000 of goodwill is held in Hong Kong by a subsidiary of the Company. Substantially all other long-lived assets are held in the U.S.

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

(9)	Quarterly Summary of Information (Unaudited)

Summarized unaudited quarterly financial data are as follows:

	2004
	March 31	June 30	September 30	December 31

Net sales	$44,272,000	$40,546,000	$55,797,000	$74,172,000
Gross profit	20,406,000	18,906,000	22,235,000	28,886,000
Net income	5,382,000	5,087,000	5,822,000	9,248,000
Net income per share:
Basic	$0.55	$0.47	$0.50	$0.78
Diluted	$0.49	$0.43	$0.46	$0.72

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2005
	March 31	June 30	September 30	December 31

Net sales	$64,263,000	$40,341,000	$69,193,000	$90,963,000
Gross profit	29,567,000	15,969,000	29,070,000	36,916,000
Net income	8,887,000	2,732,000	8,150,000	12,076,000
Net income per share:
Basic	$0.72	$0.22	$0.66	$0.97
Diluted	$0.69	$0.21	$0.63	$0.94

(10)	Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets at December 31, 2005 are summarized as follows:

	As of December 31, 2005
		Weighted
	Gross	Average		Net
	Carrying	Amortization	Accumulated	Carrying
	Amount	Period	Amortization	Amount

2 intangible assets	$1,858,000	6 years	$1,031,000	$827,000
Nonamortizable intangible assets:
Trademark	$51,152,000
Goodwill	18,030,000

	$69,182,000

In accordance with SFAS 142, the Company did not record any goodwill amortization for the years ended December 31, 2003, 2004 or 2005. Aggregate amortization expense for amortizable intangible assets, using the straight-line amortization method, for the years ended December 31, 2003, 2004 and 2005 was $276,000, $253,000 and $310,000, respectively. Estimated amortization expense for the next five years is: $310,000 in 2006, $268,000 in 2007, $129,000 in 2008, $120,000 in 2009 and $0 in 2010.

(11)	Licensing

The Company has initiated a program to selectively license its brand names in product categories beyond footwear. The Company currently has several licensing agreements for Teva, including U.S. licenses for men’s and women’s headwear and socks, a Canadian sportswear license and a newly signed license for bags and packs to be delivered for the Spring 2007 season and has recently terminated its previous domestic Teva licensing agreements for time pieces, eyewear and men’s apparel. The Company also has licensing arrangements for UGG for handbags and other small leather goods, outerwear and cold weather accessories.

For several of its initial licensing arrangements, the Company used BHPC Global Licensing, Inc. (“BHPC”), a full service licensing agency, to identify candidates and coordinate its licensing business. The Company pays BHPC an agency fee on license income related to the licensing agreements that BHPC coordinated on its behalf. In 2004 and 2005, the Company paid BHPC agency fees of approximately $168,000 and $118,000, respectively. BHPC is 50% owned by one of our directors, Daniel L. Terheggen.

The Company recognizes license income upon shipment of the products by the licensees and records a corresponding fee to BHPC for the underlying shipments. License income, net of any fees to BHPC, is included in net sales in the accompanying statement of operations. For the year ended December 31, 2005, the Company

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

recognized net license revenues of approximately $1,074,000, including net license revenues for UGG of $493,000, related to the UGG handbag, outerwear and cold weather accessories licenses, and recognized $581,000 for Teva licenses, approximately $450,000 of which was related to final payments on the terminated apparel, time pieces, and eyewear licenses.

(12)	Related Party Transactions

In 1993, the Company and Douglas B. Otto, Chairman of the Board, entered into a split dollar life insurance arrangement, whereby the Company participated in a portion of the life insurance premiums paid through 2001. The arrangement provided that Mr. Otto’s estate would reimburse the Company for all premiums previous paid. In 2005, Mr. Otto reimbursed the Company for all premiums paid on his behalf. The Company carried the value of the life insurance policy at its cash surrender value, which was lower than the amount of premiums paid on the policy. As a result, the Company recognized a gain of $260,000 in 2005 upon settlement and receipt of the reimbursement. Refer also to the discussion of BHPC in note 11.

Schedule II

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2003, 2004 and 2005

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year

Year ended December 31, 2003:
Allowance for doubtful accounts	$1,953,000	504,000	876,000	1,581,000
Reserve for sales discounts	682,000	741,000	878,000	545,000
Reserve for sales returns	1,255,000	3,791,000	3,801,000	1,245,000
Year ended December 31, 2004:
Allowance for doubtful accounts	$1,581,000	580,000	365,000	1,796,000
Reserve for sales discounts	545,000	1,508,000	568,000	1,485,000
Reserve for sales returns	1,245,000	7,104,000	6,618,000	1,731,000
Year ended December 31, 2005:
Allowance for doubtful accounts	$1,796,000	1,740,000	962,000	2,574,000
Reserve for sales discounts	1,485,000	1,714,000	1,489,000	1,710,000
Reserve for sales returns	1,731,000	5,603,000	4,469,000	2,865,000

See accompanying report of independent registered public accounting firm.