Form 10-Q
period 2006-03-31
DECKERS OUTDOOR CORP
filed 2006-05-10
CIK 910521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
(805) 967-7611

(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2006

Common Stock, $0.01 par value	12,516,624

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$10,552,000	$50,749,000
Short-term investments	54,788,000	2,500,000
Trade accounts receivable, less allowances for doubtful accounts, sales discounts and sales returns of $3,166,000 and $7,149,000 as of March 31, 2006 and December 31, 2005, respectively	28,193,000	40,918,000
Inventories	31,281,000	33,374,000
Prepaid expenses and other current assets	1,748,000	1,364,000
Deferred tax assets	5,949,000	5,949,000

Total current assets	132,511,000	134,854,000

Property and equipment, at cost, net	4,344,000	4,711,000
Intangible assets, net	69,932,000	70,009,000
Other assets	52,000	52,000

	$206,839,000	$209,626,000

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$8,922,000	$14,506,000
Accrued expenses	4,918,000	6,095,000
Income taxes payable	4,179,000	7,133,000

Total current liabilities	18,019,000	27,734,000

Deferred tax liabilities	4,337,000	4,337,000

Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; 12,487,584 shares issued and outstanding at March 31, 2006; 12,431,696 shares issued and outstanding at December 31, 2005	125,000	124,000
Additional paid-in capital	78,037,000	76,788,000
Retained earnings	106,085,000	100,436,000
Accumulated other comprehensive income	236,000	207,000

Total stockholders’ equity	184,483,000	177,555,000

	$206,839,000	$209,626,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three-month period ended
	March 31,
	2006	2005
Net sales	$56,004,000	$64,263,000
Cost of sales	31,304,000	34,696,000

Gross profit	24,700,000	29,567,000

Selling, general and administrative expenses	15,786,000	15,168,000

Income from operations	8,914,000	14,399,000

Other (income) expense:
Interest income, net	(580,000)	(69,000)
Other	—	1,000

Income before income taxes	9,494,000	14,467,000

Income taxes	3,845,000	5,580,000

Net income	$5,649,000	$8,887,000

Net income per share:
Basic	$0.45	$0.72
Diluted	0.44	0.69

Weighted-average common shares outstanding:
Basic	12,468,000	12,285,000
Diluted	12,763,000	12,922,000

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-month period ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,649,000	$8,887,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	727,000	572,000
Provision for (recovery of) doubtful accounts	(427,000)	707,000
Write-down of inventories	1,331,000	696,000
Gain on sale of property and equipment	(5,000)	—
Non-cash stock compensation	331,000	198,000
Tax benefits from stock-based compensation	95,000	—
Changes in assets and liabilities:
Trade accounts receivable	13,152,000	313,000
Inventories	762,000	(15,882,000)
Prepaid expenses and other current assets	(384,000)	235,000
Other assets		10,000
Trade accounts payable	(5,584,000)	(2,855,000)
Accrued expenses	(1,133,000)	(2,649,000)
Income taxes payable	(2,954,000)	1,808,000

Net cash provided by (used in) operating activities	11,560,000	(7,960,000)

Cash flows from investing activities:
Purchases of property and equipment	(297,000)	(1,444,000)
Proceeds from sale of property and equipment	19,000	—
Purchases of short-term investments	(63,766,000)	—
Proceeds from sale of short-term investments	11,478,000	15,475,000

Net cash (used in) provided by investing activities	(52,566,000)	14,031,000

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	317,000	—
Net cash received from issuances of common stock	507,000	1,161,000

Net cash provided by financing activities	824,000	1,161,000

Effect of exchange rates on cash	(15,000)	23,000

Net (decrease) increase in cash and cash equivalents	(40,197,000)	7,255,000
Cash and cash equivalents at beginning of period	50,749,000	10,379,000

Cash and cash equivalents at end of period	$10,552,000	$17,634,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,789,000	$3,771,000

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(b)	Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns and discounts, impairment assessments and charges, deferred taxes, depreciation and amortization, litigation reserves, fair value of share based payment, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities. Actual results could differ from these estimates.
(2)	Stock Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment” to account for stock-based compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation under the intrinsic value provisions of Accounting Principles Board, Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees.”

The Company has two stock based compensation plans. The Company’s 1993 Stock Incentive Plan (the “1993 Plan”) provides for 3,000,000 shares of common stock that are reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants, or other rights to acquire stock. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest on a graded basis over four years of continuous service and have ten-year contractual terms. The fair value of stock options is calculated using the Black-Scholes pricing model. No stock options were granted during the three months ended March 31, 2006 and 2005. New shares are expected to be issued for all awards.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Beginning December 2004, the Company replaced its annual employee stock option grant with grants of nonvested stock units (“NSU’s”). The NSU’s granted pursuant to the 1993 Plan entitle the employee recipients to receive shares of common stock in the Company, which vest in quarterly increments between the third and fourth anniversary of the grant. Many of these awards include vesting that is also subject to achievement of certain performance targets.

In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “1995 Plan”). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan, as amended, 300,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for employees to purchase the Company’s common stock at a discount below market value, as defined by the 1995 Plan. Under the 1995 Plan, 4,318 shares were issued in the first quarter of 2006. The 1995 Plan will terminate in September 2006, with the possibility of up to 4,318 shares being issued at that time. There will be no additional share issuances after that date.

Prior to January 1, 2006, in accordance with APB 25 the intrinsic value of the NSU’s was recorded to compensation expense over the vesting period. Awards with performance conditions were accounted as variable with the intrinsic value remeasured at each reporting date. All NSU’s are recorded as equity-based awards under SFAS 123R, whereby the fair value of the NSU is calculated based on the closing stock price on the grant date.

Additionally, on a quarterly basis the Company grants 400 fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

As a result of our January 1, 2006 adoption of SFAS 123R, the impact to the condensed consolidated financial statements for the three months ended March 31, 2006 on income before taxes and on net income were reductions of $75,000 and $45,000, respectively. There was no impact on either basic or diluted earnings per share for the three months ended March 31, 2006. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The table below summarizes certain stock compensation amounts recognized in the three months ended March 31, 2006 and 2005:

	Three-month period ended
	March 31,
	2006	2005
Compensation expense recorded for:
NSU’s	$313,000	132,000
Stock options	111,000	—
1995 Plan	32,000	—
Directors shares	64,000	66,000

Total compensation expense	520,000	198,000
Income tax benefit recognized in income statement	(212,000)	(76,000)

Net compensation expense	$308,000	122,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the activity under the 1993 Plan as of March 31, 2006, and changes during the period are presented below.

Summary Details for 1993 Plan Share Options

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price ($)	Term (Years)	Value ($)
Outstanding at January 1, 2006	628,200	7.16
Granted	—	—
Exercised	(49,600)	8.44
Forfeited or expired	(20,100)	11.47

Outstanding at March 31, 2006	558,500	6.89	5.01	18,794,000

Exercisable at March 31, 2006	438,500	5.77	4.45	15,248,000
During the three months ended March 31, 2006 and 2005, stock options exercised totaled 49,600 and 128,900, respectively, with a total intrinsic value of $962,000 and $4,397,000, respectively.

Nonvested Stock Units Issued Under the 1993 Plan

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of Shares	Value($)
Nonvested at January 1, 2006	155,800	30.76
Granted	14,500	35.50
Vested	—	—
Forfeited	(12,500)	30.79

Nonvested at March 31, 2006	157,800	31.20

As of March 31, 2006, there was $4,757,000 of total unrecognized compensation cost related to stock options and NSU’s that will vest in the future is over a weighted-average vesting period of 3.4 years. Tax benefit realized from stock options exercised during the three months ended March 31, 2006 and 2005 was $412,000 and $1,796,000, respectively.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

Pro forma information regarding the effect on the net income and basic and diluted income per share for the three months ended March 31, 2005, had we applied the fair value recognition provisions of SFAS No. 123, is as follows:

Three-month period ended
March 31,
2005
Net income as reported	$8,887,000
Add stock-based employee compensation expense included in reported net income, net of tax effect	122,000
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(241,000)

Pro forma net income	$8,768,000

Net income per share:
Basic – as reported	$0.72
Basic – pro forma	0.71
Diluted – as reported	0.69
Diluted – pro forma	0.68
(3)	Comprehensive Income

Comprehensive income is the total of net income and all other nonowner changes in equity. At March 31, 2006 and December 31, 2005, accumulated other comprehensive income of $236,000 and $207,000, respectively, consisted entirely of cumulative foreign currency translation adjustment. The Company does not have any other transactions or other economic events that qualify as comprehensive income.

Comprehensive income is determined as follows:

	Three-month period ended
	March 31,
	2006	2005
Net income	$5,649,000	8,887,000
Cumulative foreign currency translation adjustment	29,000	(37,000)

Total comprehensive income	$5,678,000	8,850,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(4)	Income per Share

Basic income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the three-month periods ended March 31, 2006 and 2005, the difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock.

The reconciliations of basic to diluted weighted-average common shares outstanding are as follows for the three-month periods ended March 31, 2006 and 2005:

	Three-month period ended
	March 31,
	2006	2005
Weighted-average shares used in basic computation	12,468,000	12,285,000
Dilutive impact of stock options	295,000	637,000

Weighted-average shares used for diluted computation	12,763,000	12,922,000

All options outstanding as of March 31, 2006 and 2005 were included in the computation of diluted income per share for the three-month periods ended March 31, 2006 and 2005.

The Company excluded 72,400 and 59,750 contingently issuable shares of common stock underlying its nonvested stock units from the diluted income per share computations for the three-month periods ended March 31, 2006 and 2005, respectively. The shares were excluded because the necessary conditions had not been satisfied for any shares to be issuable based on the Company’s performance through March 31, 2006 and 2005, respectively.

(5)	Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000,000, subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable and 50% of eligible inventory, each as defined in the Facility agreement. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (7.75% at March 31, 2006) or, at our option, at LIBOR (4.83% at March 31, 2006) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60,000 per year and expires on June 1, 2007. At March 31, 2006, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and outstanding letters of credit of $52,000. As a result, $19,948,000 was available under the Facility at March 31, 2006.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(6)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended March 31, 2006, the Company recorded an income tax expense of $3,845,000, representing an effective income tax rate of 40.5%. For the three months ended March 31, 2005, the Company recorded an income tax expense of $5,580,000, representing an effective income tax rate of 38.6%.

(7)	Recent Accounting Pronouncements

The Company adopted SFAS 123R on January 1, 2006. The impact of the adoption is discussed in note 2 above.

In November 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and was adopted on January 1, 2006. The adoption of this Statement did not have a material effect on our condensed consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted this statement on January 1, 2006, and it did not have a material effect on the financial statements upon adoption.

(8)	Business Segments

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net sales and operating income (loss) by business segment for the three months ended March 31, 2006 and 2005 are summarized as follows:

	Three months ended
	March 31,
	2006	2005
Net sales to external customers:
Teva wholesale	$33,826,000	38,421,000
UGG wholesale	12,428,000	18,754,000
Simple wholesale	3,217,000	2,123,000
Consumer Direct	6,533,000	4,965,000

	$56,004,000	64,263,000

	Three months ended
	March 31,
	2006	2005
Income (loss) from operations:
Teva wholesale	$10,426,000	13,357,000
UGG wholesale	4,131,000	5,881,000
Simple wholesale	(68,000)	203,000
Consumer Direct	2,197,000	1,167,000
Unallocated overhead costs	(7,772,000)	(6,209,000)

	$8,914,000	14,399,000

Business segment asset information as of March 31, 2006 and December 31, 2005 is summarized as follows:

	March 31,	December 31,
	2006	2005
Total assets for reportable segments:
Teva wholesale	$96,861,000	83,901,000
UGG wholesale	27,278,000	56,907,000
Simple wholesale	6,035,000	5,211,000
Consumer Direct	697,000	945,000

	$130,871,000	146,964,000

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005
Total assets for reportable segments	$130,871,000	146,964,000
Unallocated deferred tax assets	5,949,000	5,949,000
Other unallocated corporate assets	70,019,000	56,713,000

Consolidated total assets	$206,839,000	209,626,000

(9)	Contingencies

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
The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:
•	our business, growth, operating and financing strategies;

•	our product mix;

•	the success of new products;

•	our licensing strategy;

•	the impact of seasonality on our operations;

•	expectations regarding our net sales and earnings growth;

•	expectations regarding our liquidity;

•	our future financing plans; and

•	trends affecting our financial condition or results of operations.
We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in “— Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen.
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
The “Deckers,” “UGG,” “Teva,” and “Simple” families of related marks, images and symbols are our trademarks and intellectual property. Other trademarks, trade names and service marks appearing in this report are the property of their respective holders. References to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.
Overview
We are a leading designer, producer and brand manager of innovative high-quality footwear and the category creator in the sport sandal and luxury sheepskin footwear segments. We market our products under three proprietary brands:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
•	Teva: High performance sport sandals and rugged outdoor footwear;

•	UGG: Authentic luxury sheepskin boots and a full line of luxury and comfort footwear; and

•	Simple: Innovative shoes that combine the comfort elements of athletic footwear with casual styling.
We sell our three brands through our quality domestic retailers and international distributors and directly to our end-user consumers through our Consumer Direct business. We sell our footwear in both the domestic market and the international markets. Independent third parties manufacture all of our footwear.
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
From fiscal 2001 to 2004, Teva’s wholesale net sales increased at a compound annual growth rate of 10.9%. However, for the fiscal year 2005 and the first quarter of 2006, Teva wholesale net sales decreased by approximately 3.6% and 12.0%, respectively, compared to the year ago periods. The recent decline has been due to several factors including an unseasonably cold Spring 2005 and wet Spring 2006 seasons, increased competition, a recent lack of meaningful product innovation, and a decline in sales in the European market. We are proactively addressing the situation going forward by dedicating significantly greater resources to product development, marketing and advertising and the development of a solid international infrastructure. However, given the lead times required for these projects to yield results, we do not expect growth for Teva in 2006, but expect to return to growth for Teva beginning with the Spring 2007 season.
Despite the recent downturn, we believe that over the last few years Teva’s products have benefited from several factors, but most prominently a general shift in consumer preferences and lifestyles to include more

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
We believe the fundamental comfort and functionality of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have expanded our product line to 125 models in 2006 from 52 models in 2002. This product line expansion includes our significantly expanded Spring and Fall 2006 Fashion Collection and Men’s offering, as well as new styles in our Driving Collection, our newly introduced Surf Collection, our Cold Weather Collection and our luxury slipper category. Nevertheless, we cannot assure investors that UGG sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline.
Four suppliers currently provide all of the sheepskin, the principal raw material for our UGG products, purchased by our independent manufacturers. Our potential inability to obtain top quality sheepskin for UGG products could impair our ability to meet our production requirements for UGG products in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. There have also been significant increases in the prices of footwear quality sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
our customers. We believe the demand for this material may continue to outpace supply in the future, leading to possible shortages and our inability to produce as much of certain styles as our customers would like to order.
Simple Overview
In 2005, the Simple product line focused on rebuilding its core product segments, sneakers and clogs, and in the later part of the year, introduced new styles and categories of footwear including women’s leather sandal package, men’s and women’s flip flops, and the Green Toe™ Collection of 100% natural, ecologically-friendly footwear, which has been well received by retailers and the media. At the same time, we have changed our sales and distribution efforts through increased marketing efforts as well as improvements in distribution through the establishment of separate dedicated sales representatives for the Simple brand in several territories. These efforts resulted in an increase of Simple’s wholesale net sales of 51.5% in the first quarter of 2006 compared to the same period in 2005. We expect our Simple brand to experience growth as we continue to develop our re-focused product line and successfully implement our strategy to expand our distribution channels for the Simple brand.
Consumer Direct Overview
Our Consumer Direct business includes our Internet and catalog retailing operations as well as our retail outlet stores. We acquired our Internet and catalog retailing business in November 2002 as part of the acquisition of the Teva Rights. In 2005, we also opened a retail outlet store in a premium retail outlet mall in Camarillo, California in addition to our other retail outlet store at the Ventura, California distribution center. Based on the success of the existing stores, we currently expect to open additional retail outlet stores in select premium outlet malls in the U.S. and an additional concept store in a major metropolitan city in 2006. Our Consumer Direct business, which today sells all three of our brands, enables us to meet the growing demand for these products, sell the products at retail prices and provide us with significant incremental operating income. From the time we initiated our Consumer Direct business through the first quarter of 2006, we have had significant revenue growth, much of which occurred as the underlying brands gained popularity, as consumers have continued to increase reliance on the Internet for footwear and other purchases and as we began to open retail outlet stores. Net sales of the Consumer Direct business were $6,533,000 in the three months ended March 31, 2006 compared to $4,965,000 for the three months ended March 31, 2005.
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Licensing Overview
In 2004, we embarked on a strategy to license our footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. We currently have nine licensing agreements with six licensees for Teva and UGG combined. We recently terminated three of our domestic licensing agreements. We have only recently begun to recognize licensing revenues and we do not expect significant incremental net sales and profits from licensing in the near future. For the three months ended March 31, 2006, we recognized net license revenues of $14,000, primarily related to our UGG handbag license, compared to $201,000 for the three months ended March 31, 2005. The minimum net annual royalties that we are scheduled to receive under the remaining existing licensing agreements, assuming renewal options are exercised, are $505,000 in 2006, $571,000 in 2007, $591,000 in 2008, $596,000 in 2009 and $610,000 in 2010. The activity is very small in relation to the consolidated operations and, therefore, separate segment information is not presented.
Seasonality
Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters. To date, Simple has not had a seasonal impact on the Company.

	2006
	First
	Quarter
Net sales	$56,004,000
Income from operations	$8,914,000

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$64,263,000	$40,341,000	$69,193,000	$90,963,000
Income from operations	$14,399,000	$4,677,000	$14,018,000	$19,174,000

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$44,272,000	$40,546,000	$55,797,000	$74,172,000
Income from operations	$9,628,000	$9,274,000	$9,358,000	$14,202,000
Given our expectations for each of our brands in 2006, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, whether the UGG brand will continue to grow at the rate it has experienced in the recent past, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “—Risk Factors.”

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Results of Operations
The following table sets forth certain operating data for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005
Net sales by location:
U.S.	$43,656,000	$49,163,000
International	12,348,000	15,100,000

Total	$56,004,000	$64,263,000

Net sales by product line and Consumer Direct business:
Teva:
Wholesale	$33,826,000	$38,421,000
Consumer Direct	851,000	963,000

Total	34,677,000	39,384,000

UGG:
Wholesale	12,428,000	18,754,000
Consumer Direct	5,357,000	3,758,000

Total	17,785,000	22,512,000

Simple:
Wholesale	3,217,000	2,123,000
Consumer Direct	325,000	244,000

Total	3,542,000	2,367,000

Total	$56,004,000	$64,263,000

	Three Months Ended
	March 31,
	2006	2005
Income (loss) from operations by product line and Consumer Direct business:
Teva wholesale	$10,426,000	$13,357,000
UGG wholesale	4,131,000	5,881,000
Simple wholesale	(68,000)	203,000
Consumer Direct	2,197,000	1,167,000
Unallocated overhead costs	(7,772,000)	(6,209,000)

Total	$8,914,000	$14,399,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the increase (decrease) in each item of operating data between the periods.

	Three Months Ended		Percent
	March 31,		Increase
	2006	2005	2006 to 2005
Net sales	100.0%	100.0%	(12.9)%
Cost of sales	55.9	54.0	(9.8)

Gross profit	44.1	46.0	(16.5)
Selling, general and administrative expenses	28.2	23.6	4.1

Income from operations	15.9	22.4	(38.1)
Other income, net	(1.0)	(0.1)	*

Income before income taxes	17.0	22.5	(34.4)
Income taxes	6.9	8.7	(31.1)

Net income	10.1%	13.8%	(36.4)%

*	Calculation of percentage change is not meaningful.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Overview. For the three months ended March 31, 2006, we had net sales of $56,004,000 and income from operations of $8,914,000 compared to net sales of $64,263,000 and income from operations of $14,399,000 for the three months ended March 31, 2005. These results were primarily due to a decrease in UGG and Teva sales, partially offset by an increase in Simple sales. Income from operations decreased as a result of the decrease in sales, a gross margin decline and an increase in selling, general and administrative expenses.
Net Sales. Net sales decreased by $8,259,000, or 12.9%, to $56,004,000 for the three months ended March 31, 2006 from $64,263,000 for the three months ended March 31, 2005. Net sales decreased for the three months ended March 31, 2006 due primarily to the reduction of UGG and Teva sales, partially offset by higher Simple sales, as discussed below. In addition, the Company’s weighted-average wholesale selling price per unit decreased 12.9% to $18.49 for the three months ended March 31, 2006 from $21.23 for the three months ended March 31, 2005, resulting primarily from lower UGG sales and higher closeout sales. During the quarter, the Company experienced a decrease in the number of units sold of Teva and UGG, partially offset by an increase in the number of units sold of Simple, resulting in a 2.6% overall decrease in the volume of footwear sold to 2,749,000 pairs for the three months ended March 31, 2006 from 2,822,000 pairs for the three months ended March 31, 2005.
Net wholesale sales of Teva decreased by $4,595,000, or 12.0%, to $33,826,000 for the three months ended March 31, 2006 from $38,421,000 for the three months ended March 31, 2005 due to an unseasonably wet Spring 2006 season, increased competition, a recent lack of meaningful product innovation, and a decline in sales in the European market. See “— Overview — Teva Overview” above.
Net wholesale sales of UGG decreased by $6,326,000, or 33.7%, to $12,428,000 for the three months ended March 31, 2006 from $18,754,000 for the three months ended March 31, 2005, due primarily to approximately $10,000,000 of Fall 2004 holiday sales that did not ship until the first quarter of 2005; Fall 2005 holiday products were shipped on time since the Company brought in inventory much earlier in 2005 than it did in 2004

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
in order to ensure more timely deliveries to customers. The decline was partially offset with sales of the brand’s inaugural spring line. See “— Overview — UGG Overview” above.
Net wholesale sales of Simple increased by $1,094,000, or 51.5%, to $3,217,000 for the three months ended March 31, 2006 from $2,123,000 for the three months ended March 31, 2005. This increase was largely due to the introduction of the Sandal and Green Toe Collections. See “— Overview — Simple Overview” above.
Net sales of the Consumer Direct business increased by $1,568,000, or 31.6%, to $6,533,000 for the three months ended March 31, 2006 from $4,965,000 for the three months ended March 31, 2005. For the three months ended March 31, 2006, net sales of the Consumer Direct business included retail sales of Teva of $851,000 UGG of $5,357,000 and Simple of $325,000. For the three months ended March 31, 2005, the breakdown consisted of sales of Teva of $963,000, UGG of $3,758,000 and Simple of $244,000. The increase in net sales of the Consumer Direct business occurred due to the greater demand for UGG products and the additional sales of our retail outlet store, which was not in place in the same period in 2005. See “— Overview — Consumer Direct Overview” above.
International sales for all of our products decreased by $2,752,000, or 18.2%, to $12,348,000 for the three months ended March 31, 2006 from $15,100,000 for the three months ended March 31, 2005, representing 22.0% of net sales for the three months ended March 31, 2006 and 23.5% of net sales for the three months ended March 31, 2005. The decrease in international sales resulted from decreased sales of Teva and UGG product, partially offset by an increase in Simple international sales.
Gross Profit. Gross profit decreased by $4,867,000, or 16.5%, to $24,700,000 for the three months ended March 31, 2006, from $29,567,000 for the three months ended March 31, 2005. As a percentage of net sales, gross margin was 44.1% for the three months ended March 31, 2006, compared to 46.0% for the three months ended March 31, 2005, primarily due to an increased impact of closeout sales and inventory write-downs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $618,000, or 4.1%, to $15,786,000 for the three months ended March 31, 2006 from $15,168,000 for the three months ended March 31, 2005. As a percentage of net sales, SG&A increased to 28.2% for the three months ended March 31, 2006 from 23.6% for the three months ended March 31, 2005. The increase in SG&A expenses was largely due to an increase in marketing, payroll and warehouse costs, partially offset by lower bad debt and commission expense on the lower sales levels.
Income from Operations. Income from operations decreased by $5,485,000, or 38.1%, to $8,914,000 in the three-month period ended March 31, 2006 from $14,399,000 in the three-month period ended March 31, 2005. This was due primarily to the decrease in gross profit on reduced sales as well as the increase in SG&A expenses.
Income from operations of Teva wholesale decreased by $2,931,000, or 21.9%, to $10,426,000 for the three months ended March 31, 2006 from $13,357,000 for the three months ended March 31, 2005. This decrease was largely due to the $4,595,000 decrease in net sales and a decrease in gross margin due to an increased impact of closeout sales, as well as the increase in marketing, research and development costs and bad debt expense. This was partially offset by lower selling commissions related to the lower sales volume.
Income from operations of UGG wholesale decreased by $1,750,000, or 29.8%, to $4,131,000 for the three months ended March 31, 2006, from $5,881,000 for the three months ended March 31, 2005. The decrease was primarily the result of the lower sales volume from the 2004 carryover in the first quarter of 2005 and increased marketing expenses, partially offset by a decrease in bad debt expense and selling commissions on the lower sales volume.
Loss from operations of Simple wholesale was $68,000 for the three months ended March 31, 2006 compared to income from operations of $203,000 for the three months ended March 31, 2005. In spite of achieving higher

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
net sales for the first quarter of 2006, Simple experienced lower gross margins from increased closeout sales and inventory write-downs along with higher operating costs, which resulted in a loss from operations for the current reporting period.
Income from operations of our Consumer Direct business increased by $1,030,000, or 88.3%, to $2,197,000 for the three months ended March 31, 2006, from $1,167,000 for the three months ended March 31, 2005. This was largely due to the increase in net sales of $1,568,000, partially offset by higher operating costs.
Unallocated overhead costs increased by $1,563,000 or 25.2%, to $7,772,000 for the three months ended March 31, 2006 from $6,209,000 for the three months ended March 31, 2005, resulting primarily from higher warehouse and international division costs, which are not allocated to the brands, as well as higher corporate payroll costs.
Other (Income) Expense. Net interest income was $580,000 for the three months ended March 31, 2006, compared with net interest income of $69,000 for the three months ended March 31, 2005. The interest income in 2005 resulted primarily from the investment of our higher cash balances as well as higher return rates in the current year compared to the same period a year ago. Other (income) expense exclusive of net interest income was not material in either period.
Income Taxes. For the three months ended March 31, 2006, income tax expense was $3,845,000, representing an effective income tax rate of 40.5%. For the three months ended March 31, 2005, income tax expense was $5,580,000 representing an effective income tax rate of 38.6%. The increase in the effective tax rate was primarily due to a higher projected annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the current year. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.
Net Income. Our net income decreased 36.4% to $5,649,000 from $8,887,000 as a result of the items discussed above. Our earnings per diluted share decreased 36.2% to $0.44 from $0.69, primarily as a result of the decrease in net income.
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
the year. The cash required to fund these working capital fluctuations is generally provided using a combination of our internal cash flows and borrowings under our revolving credit facility.
Cash from Operating Activities. Net cash provided by operating activities was $11,560,000 for the three months ended March 31, 2006 compared to net cash used in operating activities of $7,960,000 for the three months ended March 31, 2005. The change in net cash from operating activities for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to a decrease in receivables and inventories in 2006 compared to a significant increase in inventory in 2005, partially offset by a decrease in net earnings and a pay down of accounts payable and accrued expenses during the period. Net working capital improved by $7,129,000 to $114,249,000 as of March 31, 2006 from $107,120,000 as of December 31, 2005, primarily as a result of net income for the period of $5,649,000.
Cash from Investing Activities. For the three months ended March 31, 2006, net cash used in investing activities was $52,566,000, which was comprised primarily of the net purchases of short-term investments held by the Company at March 31, 2006. In addition, the Company used $297,000 for capital expenditures, primarily related to the replacement and upgrading of certain computer equipment. For the three months ended March 31, 2005, net cash provided by investing activities was $14,031,000, which was comprised primarily of the sale of short-term investments held by the Company at December 31, 2004.
Cash from Financing Activities. For the three months ended March 31, 2006, net cash provided by financing activities was $824,000 compared to net cash provided by financing activities of $1,161,000 for the three months ended March 31, 2005. For the three months ended March 31, 2006, the net cash provided by financing activities consisted primarily of cash received from the exercise of stock options as well as the tax benefit attributable to stock options. For the three months ended March 31, 2005, net cash provided by financing activities was made up entirely from cash received from the exercise of stock options.
Our liquidity consists primarily of cash, short-term investments, trade accounts receivable, inventories and a revolving credit facility. At March 31, 2006, working capital was $114,249,000 including $10,552,000 of cash and cash equivalents and $54,788,000 of short-term investments. Cash provided by operating activities aggregated $11,560,000 for the three months ended March 31, 2006. Trade accounts receivable decreased by 31.1% to $28,193,000 at March 31, 2006 from $40,918,000 at December 31, 2005, largely due to normal seasonality. Accounts receivable turnover increased to 7.2 times in the twelve months ended March 31, 2006 from 6.9 times in the twelve months ended December 31, 2005.
Inventories decreased by 6.3% to $31,281,000 at March 31, 2006 from $33,374,000 at December 31, 2005, reflecting a $2,054,000 decrease in UGG inventory, a $681,000 decrease in Simple inventory, and a $643,000 increase in Teva inventory. Overall, inventory turnover decreased slightly to 3.1 times for the twelve months ended March 31, 2006 from 3.2 times for the twelve months ended December 31, 2005 due in part to lower sales levels during the twelve months ended March 31, 2006 and partially offset by lower average inventory levels during that same period. The $2,054,000 decrease in UGG inventory at March 31, 2006 was due to normal seasonality as well as the high sell-through of UGG products in the three months ended March 31, 2006. The $681,000 decrease in Simple inventory at March 31, 2006, compared to December 31, 2005, was largely due to increased sales in the first quarter of 2006. The $643,000 increase in Teva inventory occurred largely due to seasonality.
Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000,000, subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable and 50% of eligible inventory, each as defined in the Facility agreement. Up to $10,000,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (7.75% at March 31, 2006) or, at our option, at LIBOR (4.83% at March 31, 2006) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60,000 per year and expires on June 1, 2007. At March 31, 2006, we had no outstanding borrowings under the Facility, no foreign currency reserves for

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
outstanding forward contracts and outstanding letters of credit of $52,000. As a result, $19,948,000 was available under the Facility at March 31, 2006.
The agreements underlying the Facility contain several financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at March 31, 2006, and remain so as of the date of this report.
Capital expenditures totaled $297,000 for the three months ended March 31, 2006, and related primarily to the replacement and upgrading of certain computer equipment. We currently have no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2006 will range from approximately $4,000,000 to $5,000,000 and may include additional costs associated with upgrades to our distribution centers, the build-out of new retail outlet stores and a new Teva trade show booth. The actual amount of capital expenditures for the remainder of 2006 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.
We believe that internally generated funds, the available borrowings under our existing Facility and cash on hand will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next twelve months. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories and the volume of letters of credit used to purchase product, among others. See “— Risk Factors” for a discussion of additional factors that may affect our working capital position. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirement, we may seek to sell debt securities or additional equity securities or to obtain a new credit facility or draw on our existing Facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may, from time to time, evaluate acquisitions of other businesses or brands.
Contractual Obligations. The following table summarizes our contractual obligations at March 31, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$15,390,000	$3,801,000	$7,135,000	$2,805,000	$1,649,000
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts. Reserves have been established for all probable losses of this nature. The gross trade accounts receivable balance was $31,359,000 and the allowance for doubtful accounts was $1,294,000 at March 31, 2006, compared to gross trade accounts receivable of $48,067,000 and the allowance for doubtful accounts of $2,574,000 at December 31, 2005. The decrease in the allowance for doubtful accounts at March 31, 2006 compared to December 31, 2005 was primarily related to the decrease in the gross trade accounts receivable during the period as well as the collection of accounts for which we had previously reserved as doubtful. Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at March 31, 2006 by $246,000.
Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $542,000 at March 31, 2006 and $1,710,000 at December 31, 2005. The decrease in the reserve for sales discounts at March 31, 2006 compared to December 31, 2005 was primarily due to the decrease in the gross trade accounts receivable during the period in addition to normal seasonality. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at March 31, 2006 by $52,000.
Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns decreased to $1,330,000 at March 31, 2006 from $2,865,000 at December 31, 2005, primarily as a result of lower net sales in the three months ended March 31, 2006

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
compared to the three months ended December 31, 2005. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at March 31, 2006 by approximately $378,000.
Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At March 31, 2006, inventories were stated at $31,281,000, net of inventory write-downs of $3,389,000. At December 31, 2005, inventories were stated at $33,374,000, net of inventory write-downs of $3,346,000. The increase in the reserve for inventory write-downs at March 31, 2006 compared to December 31, 2005 was primarily due to the increase in levels of older inventory as of March 31, 2006. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount at March 31, 2006 by approximately $590,000.
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
Recent Accounting Pronouncements
The Company adopted SFAS 123R on January 1, 2006. The impact of the adoption is discussed in note 2 to the condensed consolidated financial statements above.
In November 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and was adopted on January 1, 2006. The adoption of this Statement did not have a material effect on our condensed consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted this statement on January 1, 2006, and it did not have a material effect on the financial statements upon adoption.
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
Our business could suffer if our independent manufacturers or designated suppliers violate labor laws or fail to conform to our ethical standards.
          We require our independent contract manufacturers and designated suppliers to meet our standards for working conditions, environmental compliance, human rights and other matters before we are willing to place business with them. We do not control our independent manufacturers, designated suppliers or their respective labor practices. If one of our independent contract manufacturers or designated suppliers violates our labor standards by, for example, using convicted, forced or indentured labor or child labor, fails to pay compensation in accordance with local law or fails to operate its factories in compliance with local safety or environmental standards, we likely would immediately cease dealing with that manufacturer or supplier, and we could suffer an interruption in our product supply chain. In addition, the manufacturers’ or designated suppliers’ actions could damage our reputation and the value of our brands, resulting in negative publicity and discouraging customers and consumers from buying our products.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
          Our future success and growth depend on the continued services of Angel R. Martinez, President and Chief Executive Officer, Zohar Ziv, Chief Financial Officer and Executive Vice President of Finance and Administration, Constance X. Rishwain, President of the UGG and Simple Divisions, Peter K. Worley, President of the Teva Division, Patrick C. Devaney, Senior Vice President of Global Sourcing, Production and Development, Colin G. Clark, Senior Vice President, International, and John A. Kalinich, Vice President of Consumer Direct, as well as other key officers and employees. The loss of the services of any of these individuals or any other key employee could materially affect our business. Our future success depends on our ability to identify, attract and retain additional qualified personnel and to identify and hire suitable replacements for departing employees in key positions on a timely basis. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them.
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
          Sales of our products, particularly those under the Teva and UGG brands, are highly seasonal and are sensitive to weather conditions. Extended periods of unusually cold weather during the spring and summer can reduce demand for Teva footwear and therefore, result in lower sales. Likewise, unseasonably warm weather during the fall and winter months may reduce demand for our UGG products. The effect of favorable or unfavorable weather on sales can be significant enough to affect our quarterly results, with a resulting effect on our common stock price.
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
          Our common stock is traded on the NASDAQ National Market. While our average daily trading volume for the 52-week period ended May 5, 2006 was approximately 487,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the NASDAQ National Market, have ranged from $17.15 to $43.56 for the 52-week period ended May 5, 2006. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:
•	changes in expectations of our future performance;

•	changes in estimates by securities analysts (or failure to meet such estimates);

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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

Market Risk

Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At March 31, 2006, we had no outstanding borrowings under the revolving line of credit. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Angel R. Martinez, and Chief Financial Officer, Zohar Ziv, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

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
     Item 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006.

Our management deals with many risks and uncertainties in the normal course of business. The risks and uncertainties described under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business operations. Readers should be aware that if any of the risks, uncertainties and events described therein or elsewhere in this Form 10-Q occur, the Company’s business, financial condition or results of operations could be adversely affected.
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable
     Item 3. Defaults upon Senior Securities.
Not applicable
     Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable
     Item 5. Other Information.
Not applicable

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
     Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index on page 43 of this report.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: May 10, 2006	/s/ Zohar Ziv

Zohar Ziv
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

3.2(1)	Restated Bylaws of Deckers Outdoor Corporation (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-47097 and incorporated by reference herein)

10.1#	Employment Agreement between the Company and Zohar Ziv, dated March 6, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2006)

10.2#	Employment Agreement between the Company and Peter Worley, dated March 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2006)

10.3#	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Douglas B. Otto, effective April 11, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2006)

10.4#	Employment Agreement between the Company and Constance X. Rishwain, dated April 3, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2006)

10.5#	Employment Agreement between the Company and Patrick C. Devaney, dated April 3, 2006 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 7, 2006)

10.6#	Employment Agreement between the Company and Colin G. Clark, dated April 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2006)

10.7#	Employment Agreement between the Company and Janice M. Howell, dated April 17, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2006)

10.8#	Amendment No. 1 to Employment Agreement between the Company and John A. Kalinich, effective January 1, 2006 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 18, 2006)

31.1*	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference.

#	Management contract or compensatory plan or arrangement.

*	Filed herewith.