Form 10-Q/A
period 2006-03-31
DECKERS OUTDOOR CORP
filed 2006-06-09
CIK 910521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 10, 2006 (the “Original 10-Q”), is being filed to include the corrected period ended date on the Section 906 certification filed as Exhibit 32 to the Original 10-Q.
We have included the complete text of the Original 10-Q and its exhibits in their entirety in this Amendment No. 1 on Form 10-Q/A to reflect the above changes. We have not updated the information in this Form 10-Q/A to speak as of a date after the filing of our Original 10-Q, and this Form 10-Q/A does not amend or update the information in such report in any way other than to give effect to the amendments described above.

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

Deckers Outdoor Corporation

Date: June 9, 2006	/s/ Zohar Ziv

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