Form 10-Q
period 2006-06-30
DECKERS OUTDOOR CORP
filed 2006-08-09
CIK 910521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 4, 2006
Common Stock, $0.01 par value	12,529,268

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except par value)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$9,499	$50,749
Short-term investments	55,434	2,500
Trade accounts receivable, less allowances for doubtful accounts, sales discounts and sales returns of $2,977 and $7,149 as of June 30, 2006 and December 31, 2005, respectively	24,617	40,918
Inventories	45,246	33,374
Prepaid expenses and other current assets	2,067	1,364
Deferred tax assets	5,949	5,949

Total current assets	142,812	134,854

Property and equipment, at cost, net	4,939	4,711
Intangible assets, net	69,854	70,009
Other assets	54	52

	$217,659	$209,626

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$14,718	$14,506
Accrued expenses	4,781	6,095
Income taxes payable	5,284	7,133

Total current liabilities	24,783	27,734

Deferred tax liabilities	4,337	4,337

Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000 shares; 12,523 shares issued and outstanding at June 30, 2006; 12,432 shares issued and outstanding at December 31, 2005	125	124
Additional paid-in capital	79,324	76,788
Retained earnings	108,816	100,436
Accumulated other comprehensive income	274	207

Total stockholders’ equity	188,539	177,555

	$217,659	$209,626

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(amounts in thousands, except per share data)

	Three-month period ended
	June 30,
	2006	2005
Net sales	$41,721	$40,341
Cost of sales	22,680	24,372

Gross profit	19,041	15,969

Selling, general and administrative expenses	15,033	11,292

Income from operations	4,008	4,677

Other (income) expense, net:
Interest, net	(687)	6
Other, net	(17)	(4)

Income before income taxes	4,712	4,675

Income taxes	1,981	1,943

Net income	$2,731	$2,732

Net income per share:
Basic	$0.22	$0.22
Diluted	0.21	0.21

Weighted-average common shares outstanding:
Basic	12,510	12,351
Diluted	12,806	12,886

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(amounts in thousands, except per share data)

	Six-month period ended
	June 30,
	2006	2005
Net sales	$97,725	$104,604
Cost of sales	53,984	59,068

Gross profit	43,741	45,536

Selling, general and administrative expenses	30,819	26,460

Income from operations	12,922	19,076

Other income, net:
Interest, net	(1,267)	(63)
Other, net	(17)	(3)

Income before income taxes	14,206	19,142

Income taxes	5,826	7,523

Net income	$8,380	$11,619

Net income per share:
Basic	$0.67	$0.94
Diluted	0.65	0.90

Weighted-average common shares outstanding:
Basic	12,516	12,320
Diluted	12,815	12,909

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Six-month period ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$8,380	$11,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,483	1,134
(Recovery of) provision for doubtful accounts	(238)	442
Write-down of inventories	1,550	1,924
Gain on sale of property and equipment	(7)	—
Non-cash stock compensation	927	363
Changes in assets and liabilities:
Trade accounts receivable	16,539	13,539
Inventories	(13,422)	(38,336)
Prepaid expenses and other current assets	(703)	125
Other assets	(2)	(20)
Trade accounts payable	212	(3,129)
Accrued expenses	(1,201)	(2,502)
Income taxes payable	(1,679)	1,155

Net cash provided by (used in) operating activities	11,839	(13,686)

Cash flows from investing activities:
Purchases of property and equipment	(1,581)	(2,352)
Proceeds from sale of property and equipment	32	—
Purchases of short-term investments	(86,835)	—
Proceeds from sale of short-term investments	33,901	15,475

Net cash (used in) provided by investing activities	(54,483)	13,123

Cash flows from financing activities:
Borrowings from line of credit	—	5,000
Repayments of line of credit	—	(5,000)
Excess tax benefits from stock-based compensation	608	—
Net cash received from issuances of common stock	832	1,222

Net cash provided by financing activities	1,440	1,222

Effect of exchange rates on cash	(46)	64

Net change in cash and cash equivalents	(41,250)	723
Cash and cash equivalents at beginning of period	50,749	10,379

Cash and cash equivalents at end of period	$9,499	$11,102

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$23
Income taxes	7,292	6,366

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except per share data)
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

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns and discounts, impairment assessments and charges, deferred taxes, depreciation and amortization, litigation reserves, fair value of share based payments, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities. Actual results could differ from these estimates.
(2)	Stock Compensation (Share quantity and per share data shown as actual, not thousands)

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment” to account for stock-based compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation under the intrinsic value provisions of Accounting Principles Board, Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees.”

The Company’s 1993 Stock Incentive Plan (the “1993 Plan”) provides for 3,000,000 shares of common stock that are reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to 1993 Plan participants are not restricted to any specified form and may include stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants, or other rights to acquire stock. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest on a graded basis over four years of continuous service and have ten-year contractual terms. The fair value of stock options is calculated using the Black-Scholes pricing model. No stock options were granted during the three and six months ended June 30, 2006 and 2005. New shares are expected to be issued for all awards.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except per share data)
Beginning December 2004, the Company replaced its annual employee stock option grants with grants of nonvested stock units (“NSUs”). The NSUs granted pursuant to the 1993 Plan entitle the employee recipients to receive shares of common stock in the Company, which vest in quarterly increments between the third and fourth anniversary of the grant. Many of these awards include vesting that is also subject to achievement of certain performance targets.

In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “1995 Plan”). The 1995 Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the 1995 Plan, as amended, 300,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The 1995 Plan provides for employees to purchase the Company’s common stock at a discount below market value, as defined by the 1995 Plan. Under the 1995 Plan, 4,000 shares were issued in the six months ended June 30, 2006. The 1995 Plan will terminate in September 2006, with the possibility of up to 4,000 shares being issued at that time. There will be no additional share issuances after that date.

In May 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued progress. The 2006 Plan provides for 2,000,000 new shares of common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,500,000. The 2006 Plan supersedes the 1993 Plan, which now has been terminated for new grants.

Prior to January 1, 2006, in accordance with APB 25, the intrinsic value of the NSUs was recorded to compensation expense over the vesting period. Awards with performance conditions were accounted as variable with the intrinsic value remeasured at each reporting date. All NSUs are recorded as equity-based awards under SFAS 123R, whereby the fair value of the NSU is calculated based on the closing stock price on the grant date.

Additionally, on a quarterly basis, the Company grants 400 fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

As a result of our January 1, 2006 adoption of SFAS 123R, the impact to the condensed consolidated financial statements for the six months ended June 30, 2006 on income before taxes and on net income were reductions of $234 and $139, respectively. There was a $0.01 impact on both basic and diluted earnings per share for the six months ended June 30, 2006. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except per share data)
The table below summarizes certain stock compensation amounts recognized in the three and six months ended June 30, 2006 and 2005:

	Three-month		Six-month
	period ended		period ended
	June 30,		June 30,
	2006	2005	2006	2005
Compensation expense recorded for:
Nonvested stock units	$366	125	$679	257
Stock options	112	—	223	—
1995 Plan	32	—	64	—
Directors’ shares	86	40	150	106

Total compensation expense	596	165	1,116	363
Income tax benefit recognized in income statement	(244)	(67)	(456)	(143)

Net compensation expense	$352	98	$660	220

A summary of the activity under the 1993 Plan as of June 30, 2006, and changes during the period are presented below.

Summary Details for 1993 Plan Share Options

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (Years)	Value
Outstanding at January 1, 2006	628,000	$7.16
Granted	—	—
Exercised	(83,000)	8.92
Forfeited or expired	(21,000)	11.55

Outstanding at June 30, 2006	524,000	6.71	4.67	$16,692

Exercisable at June 30, 2006	405,000	5.45	4.04	13,407
During the six months ended June 30, 2006 and 2005, stock options exercised totaled 83,000 and 138,000, respectively, with a total intrinsic value of $1,946 and $4,690, respectively. There were no stock options granted during the six months ended June 30, 2006 and 2005.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except per share data)
Nonvested Stock Units Issued Under the 1993 Plan and 2006 Plan

		Weighted-
		Average
		Grant-
	Number of	Date Fair
	Shares	Value
Nonvested at January 1, 2006	155,800	$30.76
Granted	20,500	36.00
Vested	—	—
Forfeited	(12,500)	24.33

Nonvested at June 30, 2006	163,800	31.91

During the six months ended June 30, 2006, the Company granted 6,000 NSUs under the 2006 Plan and the remaining NSUs under the 1993 Plan. As of June 30, 2006, there was $4,614 of total unrecognized compensation cost related to stock options and NSUs that will vest in the future, over a weighted-average vesting period of 3.1 years. Tax benefit realized from stock options exercised during the three months ended June 30, 2006 and 2005 was $366 and $80, respectively. The tax benefit realized for the six months ended June 30, 2006 and 2005 was $778 and $1,876, respectively.

Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

Pro forma information regarding the effect on net income and basic and diluted income per share for the three and six months ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, is as follows:

	Three-month	Six-month
	period ended	period ended
	June 30,	June 30,
	2005	2005
Net income as reported	$2,732	$11,619
Add stock-based employee compensation expense included in reported net income, net of tax effect	98	220
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(343)	(584)

Pro forma net income	$2,487	$11,255

Net income per share:
Basic – as reported	$0.22	$0.94
Basic – pro forma	0.20	0.91
Diluted – as reported	0.21	0.90
Diluted – pro forma	0.19	0.88

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except per share data)
(3)	Comprehensive Income

Comprehensive income is the total of net income and all other nonowner changes in equity. At June 30, 2006 and December 31, 2005, accumulated other comprehensive income of $274 and $207, respectively, consisted entirely of cumulative foreign currency translation adjustment. The Company does not have any other transactions or other economic events that qualify as comprehensive income.

Comprehensive income is determined as follows:

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$2,731	2,732	$8,380	11,619
Cumulative foreign currency translation adjustment	38	(58)	67	(95)

Total comprehensive income	$2,769	2,674	$8,447	11,524

(4)	Income per Share

Basic income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the three and six-month periods ended June 30, 2006 and 2005, the difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock and nonvested stock units.

The reconciliations of basic to diluted weighted-average common shares outstanding are as follows for the three and six month periods ended June 30, 2006 and 2005:

	Three-month period
	ended		Six-month period ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average shares used in basic computation	12,510	12,351	12,516	12,320
Dilutive effect of stock options and nonvested stock units	296	535	299	589

Weighted-average shares used for diluted computation	12,806	12,886	12,815	12,909

All options outstanding as of June 30, 2006 and 2005 were included in the computation of diluted income per share for the three and six month periods ended June 30, 2006 and 2005.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except per share data)
The Company excluded 78 contingently issuable shares of common stock underlying its nonvested stock units from the diluted income per share computations for both the three and six-month periods ended June 30, 2006 and 110 contingently issuable shares of common stock for both the three and six-month periods ended June 30, 2005. The shares were excluded because the necessary conditions had not been satisfied for any shares to be issuable based on the Company’s performance through June 30, 2006 and 2005, respectively.

(5)	Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000, subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable and 50% of eligible inventory each, as defined in the Facility agreement. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (8.25% at June 30, 2006) or, at our option, at LIBOR (5.33% at June 30, 2006) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2007. At June 30, 2006, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts, and outstanding letters of credit of $52. As a result, $19,948 was available under the Facility at June 30, 2006.

(6)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three and six months ended June 30, 2006, the Company recorded an income tax expense of $1,981 and $5,826, respectively, representing an effective income tax rate of 42.0% and 41.0%, respectively. For the three and six months ended June 30, 2005, the Company recorded an income tax expense of $1,943 and $7,523, respectively, representing an effective income tax rate of 41.6% and 39.3%, respectively.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except per share data)
principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted this statement on January 1, 2006, and it did not have a material effect on the financial statements upon adoption.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48, if any, on the Company’s financial statements.

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
Net sales and operating income (loss) by business segment for the three and six months ended June 30, 2006 and 2005 are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales to external customers:
Teva wholesale	$20,574	22,922	54,400	61,343
UGG wholesale	14,489	11,987	26,917	30,741
Simple wholesale	2,676	1,925	5,893	4,048
Consumer Direct	3,982	3,507	10,515	8,472

	$41,721	40,341	97,725	104,604

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Income (loss) from operations:
Teva wholesale	$6,336	6,297	$16,762	19,654
UGG wholesale	5,091	3,181	9,222	9,062
Simple wholesale	(176)	30	(244)	233
Consumer Direct	638	762	2,835	1,929
Unallocated overhead costs	(7,881)	(5,593)	(15,653)	(11,802)

	$4,008	4,677	$12,922	19,076

Business segment asset information as of June 30, 2006 and December 31, 2005 is summarized as follows:

	June 30,	December 31,
	2006	2005
Total assets for reportable segments:
Teva wholesale	$82,643	$83,901
UGG wholesale	50,483	56,907
Simple wholesale	8,035	5,211
Consumer Direct	1,152	945

	$142,313	$146,964

The assets allocable to each reporting segment generally include accounts receivable, inventories, intangible assets, and certain other assets that are specifically identifiable with one of the Company’s business segments. Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company’s cash and cash equivalents, short-term investments, deferred tax assets and various other assets shared by the Company’s segments.

Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
Total assets for reportable segments	$142,313	$146,964
Unallocated deferred tax assets	5,949	5,949
Other unallocated corporate assets	69,397	56,713

Consolidated total assets	$217,659	$209,626

(9)	Contingencies

The Company is currently involved in various legal claims arising from the ordinary course of its business. Management does not believe that the disposition of these matters will have a material effect on the Company’s consolidated financial position or results of operations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
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
We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in our Annual Report on Form 10-K under Item 1A. Risk Factors and in this quarterly report on Form 10-Q under Item 1A. Risk Factors. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen.

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

The “Deckers,” “UGG,” “Teva,” and “Simple” families of related marks, images and symbols are our trademarks and intellectual property. Other trademarks, trade names and service marks appearing in this report are the property of their respective holders. References to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands, except for weighted-average wholesale prices per pair.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
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
Teva Overview
We initially produced Teva products under a license from the inventor of the Teva Universal Strap technology, Mark Thatcher. In November 2002, we purchased from Mr. Thatcher the Teva worldwide assets, including the Teva Internet and catalog business and all patents, trade names, trademarks and other intellectual property associated with the acquired Teva assets, or the Teva Rights.
From fiscal 2001 to 2004, Teva’s wholesale net sales increased at a compound annual growth rate of 10.9%. However, for the fiscal year 2005 and the first half of 2006, Teva wholesale net sales decreased by approximately 3.6% and 11.3%, respectively, compared to the year ago periods. For the second quarter of 2006, Teva’s wholesale net sales decreased by 10.2% compared to the second quarter of 2005. We attribute the continuing decline in sales primarily to a lack of new product innovation, coupled with a significant increase in competitor activity. We have begun to address this situation by dedicating significantly greater

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
resources to product planning, design and development. However, given the lead times required for new products to yield results, we do not expect growth for Teva in 2006, but expect to return to positive year over year growth beginning in first quarter of 2007.
Despite the continued decrease in sales for 2006, we expect Teva will finish the year in a much healthier place than it was in 2005. In the second half of 2005, steps were taken to reduce inventory of old Teva product. Beginning in the first quarter of 2006, we significantly increased and will continue to substantially increase our investment in measurable media (advertising and in-store display materials). We shifted the target of our advertising to a younger, trend-setting consumer. We also introduced a modest collection of new styles for both Spring and Fall 2006. As a result, closeout sales represented a significantly smaller percentage of total sales, and key retailers reported improved sell-through of Teva products for the second quarter of 2006 versus the second quarter of 2005.
We see a continuing shift in consumer preferences and lifestyles to include more outdoor recreational activities. Teva has remained popular among professional and amateur outdoor enthusiasts, who consider the brand authentic and performance oriented. Our Spring 2007 product line is over 70% new, and includes innovative technical performance styles, as well as new colors and fresh new casual styles, which target a new generation of young outdoor athletes and enthusiasts.
To further capitalize on the growth of outdoor recreational activities and the acceptance of certain outdoor footwear products for everyday use, we will continue to explore opportunities to broaden Teva’s distribution with image-enhancing retailers beyond our core outdoor specialty and sporting goods channels. Through effective channel management, we believe we can continue to expand into new distribution channels without diluting our outdoor heritage and our appeal to outdoor enthusiasts. Through appropriate channel product line expansion, we plan to continue to broaden our product offerings beyond sport sandals to new products that meet the style and functional needs of our consumers.
UGG Overview
UGG has been a well-known brand in California for many years and over the past few years has become a recognized brand throughout the remainder of the country. Since early 2003, our UGG brand has received increased media exposure including increased print media in national ads and coop advertising with our customers, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus and demand on UGG was driven by the following:
•	the product’s unique styling and resulting brand name identification,

•	Australian heritage and adoption by high-profile film and television celebrities as a favored footwear brand,

•	increased media attention that has enabled us to introduce the brand to consumers much faster than we would have ordinarily been able to, and

•	our continued geographical expansion across the U.S.
We have also recently begun to expand our distribution and marketing overseas in order to address the under-penetrated international markets. Net sales of UGG in the international markets aggregated $971 in 2003, $13,297 in 2004 and $12,332 in 2005. Despite the slight decline in 2005, we believe that with our strategy to develop an international infrastructure, the international markets represent an attractive opportunity to grow UGG’s sales over the next few years. For the six months ended June 30, 2006, international sales were $6,803, up 57.6% from $4,316 in the same period of 2005.
We believe the fundamental comfort and functionality of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have expanded our product line to 125 styles in 2006 from 52 styles in 2002. This product line expansion includes our significantly expanded Spring and Fall 2006 Fashion Collection and Men’s offering, as well as new styles in our Driving Collection, our newly introduced Surf Collection, our Cold Weather Collection and our luxury slipper category. Nevertheless, we cannot assure investors that UGG sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline. For the three months ended June 30, 2006, UGG wholesale sales increased 20.9% over the same period in 2005. For the six months ended June 30, 2006, UGG wholesale sales decreased 12.4% compared to the same period in 2005.
Simple Overview
Simple Shoes began in 1991 as an alternative to all the over-built, over-priced, and over-hyped products in the marketplace. The brand’s foundation was built on the Old School Sneaker and the New Original Clog. In 2005, the Simple product line focused on rebuilding the segments that made the brand successful: clogs and sneakers. In Fall 2005, as a response to the massive amount of waste produced by the footwear industry, Simple launched a new collection of ecologically friendly footwear called Green Toe, a product collection that consists of 100% sustainable materials and is revolutionizing the footwear industry. In 2005, we also hired an in-house public relations manager, increased our print media campaigns, as well as improved our distribution initiatives through the establishment of dedicated sales representatives in key markets. These strategies, combined with innovative products and unique marketing, has created greater trust amongst our retailers, which is something that previously marked a challenge for the brand based on past performance. It is more apparent now that the brand is dedicated to creating a cohesive and consistent message to both the retailer and consumer. In the first half of 2006, our men’s and women’s sandals performed well at retail, and because of the increased demand for our Green Toe products, we sold out of several styles. These efforts resulted in an increase of Simple’s wholesale net sales of 45.6% in the first half of 2006 compared to the same period in 2005. We expect the Simple brand to grow as we continue to bring fresh, sustainable product designs to the market and successfully implement our sales strategy to expand distribution channels.
Consumer Direct Overview
Our Consumer Direct business includes our Internet and catalog retailing operations as well as our retail outlet stores. We acquired our Internet and catalog retailing business in November 2002 as part of the acquisition of the Teva rights. In addition, we have opened two retail outlet stores, one in Camarillo, California and one in Wrentham, Massachusetts. Based on the success of the existing stores, we currently expect to open two to three additional retail outlet stores in select premium outlet malls in the U.S. by the end of 2007, as well as a concept store in New York City by the end of 2006. Our Consumer Direct business, which today sells all three of our brands, enables us to meet the growing demand for these products, to sell the products at retail prices and to provide us with significant incremental operating income. From the time we initiated our Consumer Direct business through the second quarter of 2006, we have had significant revenue growth, much of which occurred as the underlying brands gained popularity, as consumers have continued to increase reliance on the Internet for footwear and other purchases and as we began to open retail outlet stores. Net sales of the Consumer Direct business were $3,982 and $10,515, respectively, in the three and six months ended June 30, 2006, compared to $3,507 and $8,472, respectively for the three and six months ended June 30, 2005.
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
Licensing Overview
In 2004, we embarked on a strategy to license our footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. We currently have nine licensing agreements with six licensees for Teva and UGG combined. The activity is very small in relation to the consolidated operations. We do not expect significant incremental net sales and profits from licensing in the near future.
Seasonality
Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters. To date, Simple has not had a seasonal impact on the Company.

	2006
	First	Second
	Quarter	Quarter
Net sales	$56,004	$41,721
Income from operations	$8,914	$4,008

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$64,263	$40,341	$69,193	$90,963
Income from operations	$14,399	$4,677	$14,018	$19,174

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$44,272	$40,546	$55,797	$74,172
Income from operations	$9,628	$9,274	$9,358	$14,202
Given our expectations for each of our brands in 2006, we currently expect this seasonality trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, whether the UGG brand will continue to grow at the rate it has experienced in the recent past, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. Please refer to our Annual Report on Form 10-K under Item 1A. Risk Factors and in this quarterly report on Form 10-Q under Item 1A. Risk Factors.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
Results of Operations
The following table sets forth certain operating data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales by location:
U.S.	$34,385	$35,867	$78,041	$85,030
International	7,336	4,474	19,684	19,574

Total	$41,721	$40,341	$97,725	$104,604

Net sales by product line and Consumer Direct business:
Teva:
Wholesale	$20,574	$22,922	$54,400	$61,343
Consumer Direct	2,224	1,921	3,075	2,884

Total	22,798	24,843	57,475	64,227

UGG:
Wholesale	14,489	11,987	26,917	30,741
Consumer Direct	1,410	1,350	6,767	5,108

Total	15,899	13,337	33,684	35,849

Simple:
Wholesale	2,676	1,925	5,893	4,048
Consumer Direct	348	236	673	480

Total	3,024	2,161	6,566	4,528

Total	$41,721	$40,341	$97,725	$104,604

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income (loss) from operations by product line and Consumer Direct business:
Teva wholesale	$6,336	$6,297	$16,762	$19,654
UGG wholesale	5,091	3,181	9,222	9,062
Simple wholesale	(176)	30	(244)	233
Consumer Direct	638	762	2,835	1,929
Unallocated overhead costs	(7,881)	(5,593)	(15,653)	(11,802)

Total	$4,008	$4,677	$12,922	$19,076

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the increase (decrease) in each item of operating data between the periods.

	Three Months Ended		Percent
	June 30,		Change
	2006	2005	2006 to 2005
Net sales	100.0%	100.0%	3.4%
Cost of sales	54.4	60.4	(6.9)

Gross profit	45.6	39.6	19.2
Selling, general and administrative expenses	36.0	28.0	33.1

Income from operations	9.6	11.6	(14.3)
Other income, net	(1.7)	(0.0)	*

Income before income taxes	11.3	11.6	0.8
Income taxes	4.7	4.8	2.0

Net income	6.5%	6.8%	0.0%

	Six Months Ended		Percent
	June 30,		Change
	2006	2005	2006 to 2005
Net sales	100.0%	100.0%	(6.6)%
Cost of sales	55.2	56.5	(8.6)

Gross profit	44.8	43.5	(3.9)
Selling, general and administrative expenses	31.5	25.3	16.5

Income from operations	13.2	18.2	(32.3)
Other income, net	(1.3)	(0.1)	*

Income before income taxes	14.5	18.3	(25.8)
Income taxes	6.0	7.2	(22.6)

Net income	8.6%	11.1%	(27.9)%

*	Calculation of percentage change is not meaningful.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Overview. For the three months ended June 30, 2006, we had net sales of $41,721 and income from operations of $4,008 compared to net sales of $40,341 and income from operations of $4,677 for the three months ended June 30, 2005. These results were primarily due to an increase in UGG and Simple sales, partially offset by a decrease in Teva sales. Income from operations decreased as a result of the increase in selling, general and administrative expenses, partially offset by increased net sales and gross margins.
Net Sales. Net sales increased by $1,380, or 3.4%, to $41,721 for the three months ended June 30, 2006 from $40,341 for the three months ended June 30, 2005. Net sales increased for the three months ended June 30, 2006 due primarily to the increase in UGG and Simple sales, partially offset by decreased Teva sales, as discussed below. In addition, our weighted-average wholesale selling price per unit increased 12.8% to $22.15 for the three months ended June 30, 2006 from $19.63 for the three months ended June 30, 2005, resulting

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
primarily from higher UGG sales, which generally carry a higher average selling price, as well as lower closeout sales during the three months ended June 30, 2006. During the quarter, we experienced a decrease in the number of units sold of Teva, partially offset by an increase in the number of units sold of UGG and Simple, resulting in a 9.3% overall decrease in the volume of footwear sold to 1.8 million pairs for the three months ended June 30, 2006 from 2.0 million pairs for the three months ended June 30, 2005.
Net wholesale sales of Teva decreased by $2,348, or 10.2%, to $20,574 for the three months ended June 30, 2006 from $22,922 for the three months ended June 30, 2005 due to fewer closeout sales, which was partially offset by an increase in full margin sales that were driven by solid sell-through of men’s, women’s and kids’ products including the introduction of new styles. See “— Overview — Teva Overview” above.
Net wholesale sales of UGG increased by $2,502, or 20.9%, to $14,489 for the three months ended June 30, 2006 from $11,987 for the three months ended June 30, 2005, due primarily to a strong reorder business for the UGG Spring line, as well as continued demand for core products. See “— Overview — UGG Overview” above.
Net wholesale sales of Simple increased by $751, or 39.0%, to $2,676 for the three months ended June 30, 2006 from $1,925 for the three months ended June 30, 2005. This increase was largely due to the introduction of the Sandal and Green Toe Collections. See “— Overview — Simple Overview” above.
Net sales of the Consumer Direct business increased by $475, or 13.5%, to $3,982 for the three months ended June 30, 2006 from $3,507 for the three months ended June 30, 2005. For the three months ended June 30, 2006, net sales of the Consumer Direct business included retail sales of Teva of $2,224, UGG of $1,410 and Simple of $348. For the three months ended June 30, 2005, the breakdown consisted of sales of Teva of $1,921, UGG of $1,350 and Simple of $236. The increase in net sales of the Consumer Direct business occurred due to the greater demand for products and the additional sales of our retail outlet stores, which were not in place in the same period in 2005. See “— Overview — Consumer Direct Overview” above.
International sales for all of our products increased by $2,862, or 64.0%, to $7,336 for the three months ended June 30, 2006 from $4,474 for the three months ended June 30, 2005, representing 17.6% of net sales for the three months ended June 30, 2006 and 11.1% of net sales for the three months ended June 30, 2005. The increase in international sales resulted from increased sales of UGG and Simple product, partially offset by an decrease in Teva international sales.
Gross Profit. Gross profit increased by $3,072, or 19.2%, to $19,041 for the three months ended June 30, 2006, from $15,969 for the three months ended June 30, 2005. As a percentage of net sales, gross margin was 45.6% for the three months ended June 30, 2006, compared to 39.6% for the three months ended June 30, 2005, primarily due to a lower amount of closeout sales and inventory write-downs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $3,741, or 33.1%, to $15,033 for the three months ended June 30, 2006 from $11,292 for the three months ended June 30, 2005. As a percentage of net sales, SG&A increased to 36.0% for the three months ended June 30, 2006 from 28.0% for the three months ended June 30, 2005. The increase in SG&A expenses was largely due to an increase in payroll, marketing, bad debt expense, and warehouse, partially offset by lower sales commissions expense.
Income from Operations. Income from operations decreased by $669, or 14.3%, to $4,008 in the three-month period ended June 30, 2006 from $4,677 in the three-month period ended June 30, 2005. This was due primarily to the increase in SG&A expenses, partially offset by the increase in gross profit.
Income from operations of Teva wholesale increased slightly by $39, or 0.6%, to $6,336 for the three months ended June 30, 2006 from $6,297 for the three months ended June 30, 2005. This increase was largely due to

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
an increased gross margin due to fewer closeouts and inventory write-downs, partially offset by lower sales and increased marketing and bad debt expense.
Income from operations of UGG wholesale increased by $1,910, or 60.0%, to $5,091 for the three months ended June 30, 2006, from $3,181 for the three months ended June 30, 2005. The increase was primarily the result of the higher sales volume and higher gross margins due to the decreased impact of closeouts and inventory write-downs, partially offset by higher bad debt expense.
Loss from operations of Simple wholesale was $176 for the three months ended June 30, 2006 compared to income from operations of $30 for the three months ended June 30, 2005. In spite of achieving higher net sales and gross margins for the second quarter of 2006, we increased the direct sales and marketing expenses to expand this product throughout the market, which resulted in a loss from operations for the second quarter of 2006.
Income from operations of our Consumer Direct business decreased by $124, or 16.3%, to $638 for the three months ended June 30, 2006, from $762 for the three months ended June 30, 2005. This was largely due to higher operating costs primarily from the opening of two new retail stores, partially offset by the increase in net sales of $475.
Unallocated overhead costs increased by $2,288 or 40.9%, to $7,881 for the three months ended June 30, 2006 from $5,593 for the three months ended June 30, 2005, resulting primarily from higher warehouse and international division costs, which are not allocated to the brands, as well as higher corporate payroll costs.
Other (Income) Expense, net. Net interest income was $687 for the three months ended June 30, 2006, compared to net interest expense of $6 for the three months ended June 30, 2005. The interest income in 2006 resulted primarily from the investment of our higher cash and short-term investments balances as well as higher return rates in the current year compared to the same period a year ago. Other income exclusive of net interest income was not material in either period.
Income Taxes. For the three months ended June 30, 2006, income tax expense was $1,981, representing an effective income tax rate of 42.0%. For the three months ended June 30, 2005, income tax expense was $1,943 representing an effective income tax rate of 41.6%. The increase in the effective tax rate was primarily due to a higher projected annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the full year 2006. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.
Net Income. Our net income decreased slightly to $2,731 from $2,732 as a result of the items discussed above. Our earnings per diluted share remained constant at $0.21 in the second quarter of both 2006 and 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Overview. For the six months ended June 30, 2006, we had net sales of $97,725 and income from operations of $12,922 compared to net sales of $104,604 and income from operations of $19,076 for the six months ended June 30, 2005. These results were primarily due to a decrease in UGG and Teva sales, partially offset by an increase in Simple sales. Income from operations decreased as a result of the decrease in sales, a gross profit decline and an increase in selling, general and administrative expenses.
Net Sales. Net sales decreased by $6,879 or 6.6%, to $97,725 for the six months ended June 30, 2006 from $104,604 for the six months ended June 30, 2005. Net sales decreased for the six months ended June 30, 2006 due primarily to the reduction of UGG and Teva sales, partially offset by higher Simple sales, as discussed

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
below. In addition, the Company’s weighted-average wholesale selling price per unit decreased 3.2% to $19.92 for the six months ended June 30, 2006 from $20.57 for the six months ended June 30, 2005, resulting primarily from lower UGG sales and higher closeout sales. During the first six months of the year, the Company experienced a decrease in the number of units sold of Teva, partially offset by an increase in the number of units sold of Simple and UGG, resulting in a 5.4% overall decrease in the volume of footwear sold to 4.5 million pairs for the six months ended June 30, 2006 from 4.8 million pairs for the six months ended June 30, 2005.
Net wholesale sales of Teva decreased by $6,943, or 11.3%, to $54,400 for the six months ended June 30, 2006 from $61,343 for the six months ended June 30, 2005 due to increased competition, a recent lack of meaningful product innovation, and a decline in sales in the European market. See “— Overview — Teva Overview” above.
Net wholesale sales of UGG decreased by $3,824, or 12.4%, to $26,917 for the six months ended June 30, 2006 from $30,741 for the six months ended June 30, 2005, due primarily to approximately $10,000 of Fall 2004 holiday sales that did not ship until the first quarter of 2005. The decline was partially offset with sales of the brand’s inaugural Spring line. See “— Overview — UGG Overview” above.
Net wholesale sales of Simple increased by $1,845, or 45.6%, to $5,893 for the six months ended June 30, 2006 from $4,048 for the six months ended June 30, 2005. This increase was largely due to the introduction of the Sandal and Green Toe Collections. See “— Overview — Simple Overview” above.
Net sales of the Consumer Direct business increased by $2,043, or 24.1%, to $10,515 for the six months ended June 30, 2006 from $8,472 for the six months ended June 30, 2005. For the six months ended June 30, 2006, net sales of the Consumer Direct business included retail sales of Teva of $3,075, UGG of $6,767 and Simple of $673. For the six months ended June 30, 2005, the breakdown consisted of sales of Teva of $2,884, UGG of $5,108 and Simple of $480. The increase in net sales of the Consumer Direct business occurred due to the greater demand for our products and the additional sales of our retail outlet stores, which were not in place in the same period in 2005. See “— Overview — Consumer Direct Overview” above.
International sales for all of our products increased by $110, or 0.6%, to $19,684 for the six months ended June 30, 2006 from $19,574 for the six months ended June 30, 2005, representing 20.1% of net sales for the six months ended June 30, 2006 and 18.7% of net sales for the six months ended June 30, 2005. The increase in international sales resulted from an increase in UGG and Simple international sales, partially offset by decreased sales of Teva product.
Gross Profit. Gross profit decreased by $1,795, or 3.9%, to $43,741 for the six months ended June 30, 2006, from $45,536 for the six months ended June 30, 2005. As a percentage of net sales, gross margin increased to 44.8% for the six months ended June 30, 2006, compared to 43.5% for the six months ended June 30, 2005, primarily due to an increase in the UGG wholesale gross margin, related to higher initial sell-in margins, partially offset by increased closeout sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $4,359, or 16.5%, to $30,819 for the six months ended June 30, 2006 from $26,460 for the six months ended June 30, 2005. As a percentage of net sales, SG&A increased to 31.5% for the six months ended June 30, 2006 from 25.3% for the six months ended June 30, 2005. The increase in SG&A expenses was largely due to an increase in payroll, marketing and warehouse costs, partially offset by lower commissions and bad debt expense.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
Income from Operations. Income from operations decreased by $6,154, or 32.3%, to $12,922 in the six-month period ended June 30, 2006 from $19,076 in the six-month period ended June 30, 2005. This was due primarily to the increase in SG&A expenses as well as decreased gross profit on the lower sales volume.
Income from operations of Teva wholesale decreased by $2,892, or 14.7%, to $16,762 for the six months ended June 30, 2006 from $19,654 for the six months ended June 30, 2005. This decrease was largely due to the $6,943 decrease in net sales as well as the increase in marketing, bad debt expense and research and development costs. This was partially offset by lower selling commissions related to the lower sales volume.
Income from operations of UGG wholesale increased by $160, or 1.8%, to $9,222 for the six months ended June 30, 2006, from $9,062 for the six months ended June 30, 2005. The increase was primarily the result of lower bad debt expense and selling commissions, partially offset by the lower sales volume and increased marketing and selling expenses.
Loss from operations of Simple wholesale was $244 for the six months ended June 30, 2006 compared to income from operations of $233 for the six months ended June 30, 2005. In spite of achieving higher net sales for the first six months of 2006, Simple experienced lower gross margins from increased inventory write-downs along with higher marketing costs, which resulted in a loss from operations for the six months ended June 30, 2006.
Income from operations of our Consumer Direct business increased by $906, or 47.0%, to $2,835 for the six months ended June 30, 2006, from $1,929 for the six months ended June 30, 2005. This was largely due to the increase in net sales of $2,043, partially offset by higher operating costs.
Unallocated overhead costs increased by $3,851 or 32.6%, to $15,653 for the six months ended June 30, 2006 from $11,802 for the six months ended June 30, 2005, resulting primarily from higher warehouse and international division costs, which are not allocated to the brands, as well as higher corporate payroll costs.
Other Income, Net. Net interest income was $1,267 for the six months ended June 30, 2006, compared with net interest income of $63 for the six months ended June 30, 2005. The interest income in 2006 resulted primarily from the investment of our higher cash balances as well as higher return rates in the first six months of 2006 compared to the same period a year ago. Other income exclusive of net interest income was not material in either period.
Income Taxes. For the six months ended June 30, 2006, income tax expense was $5,826, representing an effective income tax rate of 41.0%. For the six months ended June 30, 2005, income tax expense was $7,523 representing an effective income tax rate of 39.3%. The increase in the effective tax rate was primarily due to a higher projected annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the full year 2006. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.
Net Income. Our net income decreased 27.9% to $8,380 from $11,619 as a result of the items discussed above. Our earnings per diluted share decreased 27.8% to $0.65 from $0.90, primarily as a result of the decrease in net income.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases. See “— Contractual Obligations” below. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
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
Cash from Operating Activities. Net cash provided by operating activities was $11,839 for the six months ended June 30, 2006 compared to net cash used in operating activities of $13,686 for the six months ended June 30, 2005. The change in net cash from operating activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to a lesser increase in inventories in the first six months of 2006 compared to a more significant increase in inventory in the first six months of 2005. The lower increase in inventories is a result of tighter inventory management and buying closer to the required shipping dates. Net working capital improved by $10,909 to $118,029 as of June 30, 2006 from $107,120 as of December 31, 2005, primarily as a result of higher cash, short-term investments and inventory balances along with lower accrued income taxes and expenses. The increase in working capital was partially offset by a decrease in trade accounts receivable.
Cash from Investing Activities. For the six months ended June 30, 2006, net cash used in investing activities was $54,483, which was comprised primarily of the net purchases of short-term investments held by us at June 30, 2006. In addition, we used $1,581 for capital expenditures, primarily related to the replacement and upgrading of certain computer equipment, new racking for the distribution center in Camarillo, California, and the initial build-out of the new retail outlet store in Wrentham, Massachusetts. For the six months ended June 30, 2005, net cash provided by investing activities was $13,123, which was comprised primarily of the sale of short-term investments held by us at December 31, 2004.
Cash from Financing Activities. For the six months ended June 30, 2006, net cash provided by financing activities was $1,440 compared to net cash provided by financing activities of $1,222 for the six months ended June 30, 2005. For the six months ended June 30, 2006, the net cash provided by financing activities consisted primarily of cash received from the exercise of stock options as well as the excess tax benefits from stock-based compensation. For the six months ended June 30, 2005, net cash provided by financing activities was made up entirely from cash received from the exercise of stock options.
Our working capital consists primarily of cash, short-term investments, trade accounts receivable, inventories and a revolving credit facility. At June 30, 2006, working capital was $118,029 including $9,499 of cash and cash equivalents and $55,434 of short-term investments. Cash provided by operating activities aggregated $11,839 for the six months ended June 30, 2006. Trade accounts receivable decreased by 39.8% to $24,617 at June 30, 2006 from $40,918 at December 31, 2005, largely due to normal seasonality. Accounts receivable turnover increased to 7.9 times in the twelve months ended June 30, 2006 from 6.9 times in the twelve months ended December 31, 2005.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
Inventories increased by 35.6% to $45,246 at June 30, 2006 from $33,374 at December 31, 2005, reflecting a $14,492 increase in UGG inventory, a $4,037 decrease in Teva inventory, and a $1,417 increase in Simple inventory. Overall, inventory turnover decreased slightly to 3.0 times for the twelve months ended June 30, 2006 from 3.2 times for the twelve months ended December 31, 2005 due in part to lower sales levels during the twelve months ended June 30, 2006 compared to net sales in the twelve months ended December 31, 2005. The $14,492 increase in UGG inventory at June 30, 2006 was due to normal seasonality as well as the high sell-through of UGG products in the six months ended June 30, 2006. The $4,037 decrease in Teva inventory occurred largely due to normal seasonality. The $1,417 increase in Simple inventory at June 30, 2006, compared to December 31, 2005, was largely due to higher anticipated sales in the second half of 2006.
Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000, subject to a borrowing base. In general, the borrowing base is equal to 75% of eligible accounts receivable and 50% of eligible inventory, each as defined in the Facility agreement. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (8.25% at June 30, 2006) or, at our option, at LIBOR (5.33% at June 30, 2006) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2007. At June 30, 2006, we had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts, and outstanding letters of credit of $52. As a result, $19,948 was available under the Facility at June 30, 2006.
The agreements underlying the Facility contain several financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at June 30, 2006, and remain so as of the date of this report.
We currently have no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2006 will range from approximately $4,000 to $5,000 and may include additional costs associated with upgrades to our distribution centers, the build-out of new retail outlet stores and a new Teva trade show booth. The actual amount of capital expenditures for the remainder of 2006 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.
We believe that internally generated funds, the available borrowings under our existing Facility and cash on hand will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next twelve months. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories and the volume of letters of credit used to purchase product, among others. Please refer to our Annual Report on Form 10-K under Item 1A. Risk Factors and in this quarterly report on Form 10-Q under Item 1A. Risk Factors for a discussion of additional factors that may affect our working capital position. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirement, we may seek to sell debt securities or additional equity securities or to obtain a new facility or draw on our existing facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may, from time to time, evaluate acquisitions of other businesses or brands.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
Contractual Obligations. The following table summarizes our contractual obligations at June 30, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$14,099	$3,537	$6,464	$1,989	$2,109
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
Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts. Reserves have been established for all probable losses of this nature. The gross trade accounts receivable balance was $27,594 and the allowance for doubtful accounts was $1,334 at June 30, 2006, compared to gross trade accounts receivable of $48,067 and the allowance for doubtful accounts of $2,574 at December 31, 2005. The decrease in the allowance for doubtful accounts at June 30, 2006 compared to December 31, 2005 was primarily related to the decrease in the gross trade accounts receivable during the period due to normal seasonality as well as the collection of accounts for which we had previously reserved as doubtful. Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at June 30, 2006 by $135.
Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $630 at June 30, 2006 and $1,710 at December 31, 2005. The decrease in the reserve for sales discounts at June 30, 2006 compared to December 31, 2005 was primarily due to the decrease in the gross trade accounts receivable during the period in addition to normal seasonality. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at June 30, 2006 by $63.
Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns decreased to $1,013 at June 30, 2006 from $2,865 at December 31, 2005, primarily as a result of lower net sales in the six months ended June 30, 2006 compared to the six months ended December 31, 2005. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at June 30, 2006 by approximately $194.
Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At June 30, 2006, inventories were stated at $45,246, net of inventory write-downs of $2,883. At December 31, 2005, inventories were stated at $33,374, net of inventory write-downs of $3,346. The decrease in the reserve for inventory write-downs at June 30, 2006 compared to December 31, 2005 was primarily due to the sale of inventory that had been previously written down at December 31, 2005, partially offset by new inventory write-downs during the first six months of 2006. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount at June 30, 2006 by approximately $506.
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
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
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for Deckers as of January 1, 2007. We are currently evaluating the impact of adopting FIN 48, if any, on our financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except per share data)
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
Market Risk
Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At June 30, 2006, we had no outstanding borrowings under the revolving line of credit. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006.
The following risk factors are new risk factors compared to the risk factors in our Annual Report on Form 10-K:
Our Teva brand may continue to decline at the same rate it has experienced in the recent past.
If our Teva sales continue to decline to a point that the fair value of our Teva reporting unit does not exceed its carrying value, we may be required to write down the related intangible assets and goodwill, causing us to incur an impairment charge. An impairment charge could materially affect our financial position and results of operations. As of June 30, 2006, management feels a triggering event has not occurred, and therefore no impairment test is necessary under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.”
Our publicly-filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.
The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.
The following risk factors were previously disclosed in our Annual Report on Form 10-K but have been updated as set forth below:
Our common stock price has been volatile, which could result in substantial losses for stockholders.
Our common stock is traded on the NASDAQ National Market. While our average daily trading volume for the 52-week period ended August 4, 2006 was approximately 411,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the NASDAQ National Market, have ranged from $17.15 to $44.14 for the 52-week period ended August 4, 2006. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:
•	changes in expectations of our future performance;

•	changes in estimates by securities analysts (or failure to meet such estimates);

•	quarterly fluctuations in our sales and financial results;

•	broad market fluctuations in volume and price; and

•	a variety of risk factors, including the ones described elsewhere in this report and our Annual Report on Form 10-K.
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
Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such a change in control might benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for our common stock. These provisions include the following:
•	beginning at the 2007 Annual Meeting of Stockholders, the board of directors will be elected to a one-year term;

•	authorization of “blank check” preferred stock, which our board of directors could issue with provisions designed to thwart a takeover attempt;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	a prohibition against stockholder action by written consent and a requirement that all stockholder actions be taken at a meeting of our stockholders; and

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Not applicable
Item 3. Defaults upon Senior Securities.
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders.
On May 19, 2006, the Company held its Annual Meeting of Stockholders. At this meeting, John M. Gibbons, Daniel L. Terheggen and John G. Perenchio were each re-elected as Class I Directors until the Annual Meeting of 2009, until such director’s successor has been duly elected and qualified or until such director has otherwise ceased to serve as a director. For John M. Gibbons, 11,342,766 votes were cast in favor and 467,411 votes were withheld; for Daniel L. Terheggen, 11,127,199 votes were cast in favor and 682,978 votes were withheld; and for John G. Perenchio, 11,398,375 votes were cast in favor and 411,802 votes were withheld.
The stockholders also ratified the selection of KPMG LLP as the Company’s independent auditors. Of the common stock votes, 11,411,851 votes were cast in favor of the ratification; 394,738 votes were against; and 3,588 abstained. There were no broker non-votes.
The stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). Of the common stock votes, 6,124,182 votes were cast in favor of the 2006 Plan, 1,657,125 votes were against. There were no abstentions or broker non-votes.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Lastly, the stockholders approved an amendment to the Company’s certificate of incorporation to authorize the annual election of directors. Of the common stock votes, 11,419,184 votes were cast in favor of the amendment, 387,682 votes were against, and 3,311 votes abstained. There were no broker non-votes.
Item 5. Other Information.
Not applicable
Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index on page 35 of this report.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation
Date: August 9, 2006	/s/ Zohar Ziv
Zohar Ziv
Chief Financial Officer (Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

3.2	Restated Bylaws of Deckers Outdoor Corporation (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-47097 and incorporated by reference herein)

10.1#	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Douglas B. Otto, dated April 4, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2006)

10.2#	Employment Agreement between the Company and Constance X. Rishwain, dated April 3, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2006)

10.3#	Employment Agreement between the Company and Patrick C. Devaney, dated April 3, 2006 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 7, 2006)

10.4#	Employment Agreement between the Company and Colin G. Clark, dated April 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2006)

10.5#	Employment Agreement between the Company and Janice M. Howell, dated April 17, 2006 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2006)

10.6#	Amendment No. 1 to Employment Agreement between the Company and John A. Kalinich, dated April 18, 2006 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 18, 2006)

31.1*	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.

*	Filed herewith.