Form 10-Q
period 2006-09-30
DECKERS OUTDOOR CORP
filed 2006-11-08
CIK 910521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-22446
DECKERS OUTDOOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3015862

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495-A South Fairview Avenue, Goleta, California	93117

(Address of principal executive offices)	(zip code)
(805) 967-7611

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐      Accelerated filer☑      Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2006

Common Stock, $0.01 par value	12,562,228

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except par value)

	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$17,141	$50,749
Short-term investments	28,110	2,500
Trade accounts receivable, less allowances for doubtful accounts, sales discounts and sales returns of $5,466 and $7,149 as of September 30, 2006 and December 31, 2005, respectively	49,937	40,918
Inventories	51,530	33,374
Prepaid expenses and other current assets	2,239	1,364
Deferred tax assets	5,949	5,949

Total current assets	154,906	134,854

Property and equipment, at cost, net	5,983	4,711
Intangible assets, net	69,777	70,009
Other assets	52	52

Total assets	$230,718	$209,626

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$10,304	$14,506
Accrued expenses	6,628	6,095
Income taxes payable	9,336	7,133

Total current liabilities	26,268	27,734

Deferred tax liabilities	4,337	4,337

Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000 shares; 12,543 shares issued and outstanding at September 30, 2006; 12,432 shares issued and outstanding at December 31, 2005	125	124
Additional paid-in capital	80,350	76,788
Retained earnings	119,415	100,436
Accumulated other comprehensive income	223	207

Total stockholders’ equity	200,113	177,555

Total liabilities and stockholders’ equity	$230,718	$209,626

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(amounts in thousands, except per share data)

	Three-month period ended
	September 30,
	2006	2005
Net sales	$82,322	$69,193
Cost of sales	45,149	40,123

Gross profit	37,173	29,070

Selling, general and administrative expenses	19,865	15,052

Income from operations	17,308	14,018

Other (income) expense, net:
Interest, net	(673)	167
Other, net	30	—

Income before income taxes	17,951	13,851

Income taxes	7,352	5,701

Net income	$10,599	$8,150

Net income per share:
Basic	$0.85	$0.66
Diluted	$0.83	$0.63

Weighted-average common shares outstanding:
Basic	12,531	12,358
Diluted	12,831	12,856
See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(amounts in thousands, except per share data)

	Nine-month period ended
	September 30,
	2006	2005
Net sales	$180,047	$173,797
Cost of sales	99,133	99,191

Gross profit	80,914	74,606

Selling, general and administrative expenses	50,684	41,512

Income from operations	30,230	33,094

Other (income) expense, net:
Interest, net	(1,940)	104
Other, net	13	(3)

Income before income taxes	32,157	32,993

Income taxes	13,178	13,224

Net income	$18,979	$19,769

Net income per share:
Basic	$1.52	$1.60
Diluted	$1.48	$1.54

Weighted-average common shares outstanding:
Basic	12,503	12,333
Diluted	12,805	12,872
See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Nine-month period ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$18,979	$19,769
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,264	1,792
Provision for doubtful accounts	487	1,211
Write-down of inventories	1,972	2,629
Gain on sale of property and equipment	(7)	—
Non-cash stock compensation	1,555	452
Changes in assets and liabilities:
Trade accounts receivable	(9,506)	(5,106)
Inventories	(20,128)	(39,137)
Prepaid expenses and other current assets	(875)	(23)
Other assets	—	521
Trade accounts payable	(4,202)	(982)
Accrued expenses	515	(2,752)
Income taxes payable	2,411	3,926

Net cash used in operating activities	(6,535)	(17,700)

Cash flows from investing activities:
Purchases of property and equipment	(3,329)	(3,599)
Proceeds from sale of property and equipment	32	—
Purchases of short-term investments	(90,684)	—
Proceeds from sale of short-term investments	65,150	15,475

Net cash (used in) provided by investing activities	(28,831)	11,876

Cash flows from financing activities:
Borrowings from line of credit	—	18,600
Repayments of line of credit	—	(5,400)
Excess tax benefits from stock-based compensation	728	—
Net cash received from issuances of common stock	1,072	1,260

Net cash provided by financing activities	1,800	14,460

Effect of exchange rates on cash	(42)	66

Net change in cash and cash equivalents	(33,608)	8,702
Cash and cash equivalents at beginning of period	50,749	10,379

Cash and cash equivalents at end of period	$17,141	$19,081

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$211
Income taxes	10,442	9,296

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)
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

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment” to account for stock-based compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation under the intrinsic value provisions of Accounting Principles Board, Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees.”

The Company’s 1993 Stock Incentive Plan (the “1993 Plan”) provided for 3,000,000 shares of common stock that were reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to 1993 Plan participants were not restricted to any specified form and may have included stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants, or other rights to acquire stock. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vested on a graded basis over four years of continuous service and had ten-year contractual terms. The fair value of stock options is calculated using the Black-Scholes pricing model. No stock options were granted during the three and nine months ended September 30, 2006 and 2005. The 1993 Plan was terminated in May 2006 and no new awards will be issued under this plan.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)
In May 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued progress. The 2006 Plan provides for 2,000,000 new shares of common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,500,000. The 2006 Plan supersedes the 1993 Plan, which was subsequently terminated for new grants.
Beginning December 2004, the Company replaced its annual employee stock option grants with grants of nonvested stock units (“NSUs”). The NSUs granted pursuant to the 1993 Plan and the 2006 Plan entitle the employee recipients to receive shares of common stock in the Company, which vest in quarterly increments between the third and fourth anniversary of the grant. Many of these awards include vesting that is also subject to achievement of certain performance targets.
In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, as amended, 300,000 shares of common stock are reserved for issuance to employees who have been employed by the Company for at least six months. The ESPP provides for employees to purchase the Company’s common stock at a discount below market value, as defined by the ESPP. Under the ESPP, 8,000 shares were issued in the nine months ended September 30, 2006. The ESPP was terminated in September 2006, and no new shares will be issued under the ESPP.
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
As a result of our January 1, 2006 adoption of SFAS 123R, the impact to the condensed consolidated financial statements for the nine months ended September 30, 2006 on income before taxes and on net income were reductions of $133 and $79, respectively. There was a $0.01 impact on both basic and diluted earnings per share for the nine months ended September 30, 2006. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)
The table below summarizes certain stock compensation amounts recognized in the three and nine months ended September 30, 2006 and 2005:

	Three-month		Nine-month
	period ended		period ended
	September 30,		September 30,
	2006	2005	2006	2005
Compensation expense recorded for:
Nonvested stock units	$329	34	$1,008	291
Stock options	157	—	379	—
ESPP	56	—	119	—
Directors’ shares	86	54	237	161

Total compensation expense	628	88	1,743	452
Income tax benefit recognized in income statement	(268)	(37)	(724)	(181)

Net compensation expense	$360	51	$1,019	271

A summary of the activity under the 1993 Plan and 2006 Plan as of September 30, 2006, and changes during the period are presented below.
Summary Details for 1993 Plan Share Options

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (Years)	Value
Outstanding at January 1, 2006	628,000	$7.16
Granted	—	—
Exercised	(97,000)	9.28
Forfeited or expired	(21,000)	11.55

Outstanding at September 30, 2006	510,000	6.57	4.36	$20,767

Exercisable at September 30, 2006	443,000	5.12	3.97	18,694

During the nine months ended September 30, 2006 and 2005, stock options exercised totaled 97,000 and 144,000 shares, respectively, with a total intrinsic value of $2,468 and $4,904, respectively. There were no stock options granted during the nine months ended September 30, 2006 and 2005.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)
Nonvested Stock Units Issued Under the 1993 Plan and 2006 Plan

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of Shares	Value
Nonvested at January 1, 2006	155,800	$30.76
Granted	22,500	36.31
Vested	—	—
Forfeited	(13,400)	24.58

Nonvested at September 30, 2006	164,900	32.02

During the nine months ended September 30, 2006, the Company granted 8,000 NSUs under the 2006 Plan and the remaining NSUs under the 1993 Plan. As of September 30, 2006, there was $4,156 of total unrecognized compensation cost related to stock options and NSUs that will vest in the future, over a weighted-average vesting period of 2.9 years. Tax benefit realized from stock options exercised during the three months ended September 30, 2006 and 2005 was $234 and $89, respectively. The tax benefit realized for the nine months ended September 30, 2006 and 2005 was $1,012 and $1,965, respectively.
Pro Forma Information for Periods Prior to the Adoption of SFAS 123R
Pro forma information regarding the effect on net income and basic and diluted income per share for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, is as follows:

	Three-month	Nine-month
	period ended	period ended
	September 30,	September 30,
	2005	2005
Net income as reported	$8,150	$19,769
Add stock-based employee compensation expense included in reported net income, net of tax effect	51	271
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(280)	(864)

Pro forma net income	$7,921	$19,176

Net income per share:
Basic – as reported	$0.66	$1.60
Basic – pro forma	0.64	1.55
Diluted – as reported	0.63	1.54
Diluted – pro forma	0.62	1.50

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)
(3)	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. At September 30, 2006 and December 31, 2005, accumulated other comprehensive income of $223 and $207, respectively, consisted primarily of cumulative foreign currency translation adjustment.

Comprehensive income is determined as follows:

	Three-month period ended		Nine-month period ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$10,599	8,150	$18,979	19,769
Unrealized loss on investments	(29)	—	(29)	—
Cumulative foreign currency translation adjustment	(22)	(2)	45	(97)

Total comprehensive income	$10,548	8,148	$18,995	19,672

(4)	Income per Share

Basic income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the three and nine-month periods ended September 30, 2006 and 2005, the difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock and nonvested stock units.

The reconciliations of basic to diluted weighted-average common shares outstanding are as follows for the three and nine-month periods ended September 30, 2006 and 2005:

	Three-month period ended		Nine-month period ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-a verage shares used in basic computation	12,531,000	12,358,000	12,503,000	12,333,000
Dilutive effect of stock options and nonvested stock units	300,000	498,000	302,000	539,000

Weighted-average shares used for diluted computation	12,831,000	12,856,000	12,805,000	12,872,000

All options outstanding as of September 30, 2006 were included in the computation of diluted income per share for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, the Company excluded 20,000 and 10,000 options, respectively, from diluted income per

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)
share, because the options’ exercise prices were greater than the average market price of the common stock during the period, and therefore, were anti-dilutive.

The Company excluded 80,000 contingently issuable shares of common stock underlying its nonvested stock units from the diluted income per share computations for both the three and nine-month periods ended September 30, 2006 and excluded 66,000 contingently issuable shares of common stock for both the three and nine-month periods ended September 30, 2005. The shares were excluded because the necessary conditions had not been satisfied for any shares to be issuable based on the Company’s performance through September 30, 2006 and 2005, respectively.

(5)	Short-term Investments

Short-term investments, which primarily consist of market auction rate notes receivable, market auction rate preferred securities, and federal agency mortgage-backed securities are classified as available for sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses, interest, and dividends are included in interest, net. Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months but within one year are classified as short-term investments. The fair value of the Company’s short-term investments at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006		December 31, 2005
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Federal agency mortgage-backed securities	$(28)	$12,002	$—	$0
Auction rate securities	(1)	16,108	—	2,500

Total	$(29)	$28,110	$—	$2,500

(6)	Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. In September 2006, the Company amended the Facility, eliminating the borrowing base formula requirement, extending the maturity date, and changing certain covenant requirements. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (8.25% at September 30, 2006) or, at our option, at the London Interbank Offered Rate (“LIBOR”) (5.32% at September 30, 2006) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year and now expires on June 1, 2008. At September 30, 2006, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts, and outstanding letters of credit of $52. As a result, $19,948 was available under the Facility at September 30, 2006.

(7)	Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three and nine months ended September 30, 2006, the Company recorded an income tax expense of $7,352 and $13,178, respectively, representing an effective income tax rate of 41.0% for both periods. For the three and nine

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)
months ended September 30, 2005, the Company recorded an income tax expense of $5,701 and $13,224, respectively, representing an effective income tax rate of 41.2% and 40.1%, respectively.

(8)	Recent Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted this statement on January 1, 2006, and it did not have a material effect on the condensed consolidated financial statements upon adoption.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The provisions of SFAS 157 are effective for the Company as of January 1, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It requires companies to quantify the misstatements using both a balance sheet and an income statement approach. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. The Company does not expect that SAB 108 will have a material impact on its consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)
(9)	Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, or unusual items to segments. The Company evaluates performance based on net sales and profit or loss from operations. The Company’s reportable segments include the strategic business units responsible for the worldwide operations of each of its brands and its Consumer Direct business, which is made up of the Company’s internet, catalog, and retail businesses. They are managed separately because each business requires different marketing, research and development, design, sourcing and sales strategies. The earnings from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization and the costs of employees directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include, among others, the following costs: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation and facilities costs. The operating income derived from the sales to third parties of the Consumer Direct segment is separated into two components: (i) the wholesale profit is included in the operating income of each of the three brands, and (ii) the retail profit is included in the operating income of the Consumer Direct segment.

Net sales and operating income (loss) by business segment for the three and nine months ended September 30, 2006 and 2005 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales to external customers:
Teva wholesale	$8,515	8,432	62,915	69,775
UGG wholesale	63,995	55,454	90,912	86,195
Simple wholesale	3,996	1,941	9,889	5,989
Consumer Direct	5,816	3,366	16,331	11,838

	$82,322	69,193	180,047	173,797

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Income (loss) from operations:
Teva wholesale	$1,112	1,242	$17,874	20,896
UGG wholesale	24,040	18,449	33,262	27,511
Simple wholesale	(648)	(260)	(892)	(27)
Consumer Direct	1,034	577	3,869	2,506
Unallocated overhead costs	(8,230)	(5,990)	(23,883)	(17,792)

	$17,308	14,018	$30,230	33,094

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)
Business segment asset information as of September 30, 2006 and December 31, 2005 is summarized as follows:

	September 30,	December 31,
	2006	2005
Total assets for reportable segments:
Teva wholesale	$76,738	$83,901
UGG wholesale	89,580	56,907
Simple wholesale	6,918	5,211
Consumer Direct	1,360	945

	$174,596	$146,964

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
Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
Total assets for reportable segments	$174,596	$146,964
Unallocated deferred tax assets	5,949	5,949
Other unallocated corporate assets	50,173	56,713

Consolidated total assets	$230,718	$209,626

The Company sells its footwear products principally to customers throughout the U.S. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, Asia, and Latin America among other regions. International sales to unaffiliated customers were 10.9% and 13.2% of net sales for the three months ended September 30, 2006 and 2005, respectively. International sales were 15.9% and 16.5% of net sales for the nine months ended September 30, 2006 and 2005, respectively. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. An upscale department store based on the West Coast of the U.S., which is a significant customer for each of our three brands, accounted for 11.2% of our net sales for both the nine months ended September 30, 2006 and 2005. No other customer accounted for more than 10% of net sales in the nine months ended September 30, 2006 and 2005. As of September 30, 2006 and December 31, 2005, the Company had one customer representing 19.6% and 27.6%, respectively, of net trade accounts receivable.
As of September 30, 2006, approximately $17,000 of trademarks and $466 of goodwill are held in Hong Kong by a subsidiary of the Company. Substantially all other long-lived assets are held in the U.S.
The Company’s production and sourcing is concentrated primarily in the Far East, with the vast majority being produced at five independent contractor factories in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)
duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.

(10)	Contingencies

The Company is currently involved in various legal claims arising from the ordinary course of its business. Management does not believe that the disposition of these matters will have a material effect on the Company’s consolidated financial position or results of operations.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
Overview
We are a leading designer, producer and brand manager of innovative, high-quality footwear and the category creator in the sport sandal, luxury sheepskin, and sustainable footwear segments. We market our products under three proprietary brands:
•	Teva: High performance sport sandals and rugged outdoor footwear;

•	UGG: Authentic luxury sheepskin boots and a full line of luxury and comfort footwear; and

•	Simple: Innovative sustainable lifestyle footwear and accessories.
We sell our three brands through our quality domestic retailers and international distributors and directly to our end-user consumers through our Consumer Direct business. We sell our footwear in both the domestic market and the international markets. Independent third parties manufacture all of our footwear.
Our business has been impacted by several important trends affecting our end markets:
•	The markets for casual, outdoor and athletic footwear have grown significantly during the last decade. We believe this growth is a result of the trend toward casual dress in the workplace, increasingly active outdoor lifestyles and a growing emphasis on comfort.

•	Consumers are more often seeking footwear designed to address a broader array of activities with the same quality, comfort and high performance attributes they have come to expect from traditional athletic footwear.

•	Our customers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market category creators and leaders.

•	Consumers have become increasingly focused on luxury and comfort, seeking out products and brands that are fashionable while still comfortable.
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
From fiscal 2001 to 2004, Teva’s wholesale net sales increased at a compound annual growth rate of 10.9%. However, for the fiscal year 2005 and the nine months ended September 30, 2006, Teva wholesale net sales decreased by approximately 3.6% and 9.8%, respectively, compared to the year ago periods. We attribute this decline in sales primarily to a lack of new product innovation, coupled with a significant increase in competitor activity. We have begun to address this situation by dedicating significantly greater resources to product planning, design, and development and our efforts began to take effect in the current quarter. We also had higher full price sales in the current quarter. For the third quarter of 2006, Teva’s wholesale net sales increased

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
by 1.0% compared to the third quarter of 2005. However, given the lead times required for new products to yield results, we do not expect growth for Teva in 2006, but expect to return to positive year over year growth in 2007.
Despite the decrease in sales for 2006, we expect Teva will finish the year in a much stronger position than it was in 2005. In the second half of 2005, steps were taken to reduce inventory of old Teva product. Beginning in the first quarter of 2006, we significantly increased our investment in measurable media (advertising and in-store display materials). We shifted the target of our advertising to a younger, trend-setting consumer. We also introduced a modest collection of new styles for both Spring and Fall 2006. As a result, closeout sales represented a significantly smaller percentage of total sales.
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
UGG Overview
UGG has been a well-known brand in California for many years and over the past few years has become a recognized brand throughout the remainder of the country. Since early 2003, our UGG brand has received increased media exposure including increased print media in national ads and coop advertising with our customers, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus and demand on UGG was driven by the following:
•	UGG footwear is luxurious and comfortable, which has created brand loyalty,

•	increased marketing in high end magazines,

•	successfully targeting high end distribution,

•	adoption by high-profile film and television celebrities as a favored footwear brand,

•	increased media attention that has enabled us to introduce the brand to consumers much faster than we would have normally been able to,

•	continued geographic expansion across the U.S., and

•	continued addition of new product categories.
We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have doubled our product line to approximately 100 styles in 2006 from approximately 50 styles in 2002. This product line expansion includes our significantly expanded Spring and Fall 2006 Fashion Collection and Men’s offering, as well as new styles in our Driving Collection, our newly introduced Surf Collection, our Cold Weather Collection and our luxury slipper category. Nevertheless, we cannot assure investors that UGG sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline. For the three months ended September 30, 2006, UGG wholesale sales increased 15.4%

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
over the same period in 2005. For the nine months ended September 30, 2006, UGG wholesale sales increased 5.5% compared to the same period in 2005.
Simple Overview
Simple Shoes began in 1991 as an alternative to all the over-built, over-priced, and over-hyped products in the marketplace. The brand’s foundation was built on the Old School Sneaker and the New Original Clog. In 2005, the Simple product line focused on rebuilding the segments that made the brand successful: clogs and sneakers. In Fall 2005, as a response to the massive amount of waste produced by the footwear industry, Simple launched a new collection of ecologically friendly footwear called Green Toe, a product collection that consists of 100% sustainable materials and is revolutionizing the footwear industry. We have re-positioned the brand to be the world leader in sustainable footwear and accessories. In 2005, we also hired an in-house public relations manager, increased our print media campaigns, as well as improved our distribution initiatives through the establishment of dedicated sales representatives in key markets. These strategies, combined with innovative products and unique marketing, have created greater trust amongst our retailers, which is something that previously marked a challenge for the brand based on past performance. It is more apparent now that the brand is dedicated to creating a cohesive and consistent message to both the retailer and consumer. In the first nine months of 2006, our men’s and women’s products performed well at retail, and demand continues to increase for our Green Toe products. We increased our account base both domestically and internationally. We also expanded our presence into additional retail stores with our key accounts. These efforts resulted in an increase of Simple’s wholesale net sales of 105.9% and 65.1% in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Simple’s mission is to be the world leader in sustainable footwear and accessories as we continue to bring fresh product designs to the market and successfully implement our sales strategy to expand distribution channels.
Consumer Direct Overview
Our Consumer Direct business includes our internet and catalog retailing operations as well as our retail outlet stores. We acquired our internet and catalog retailing business in November 2002 as part of the acquisition of the Teva rights. In addition, we have opened two new retail outlet stores, one in Camarillo, California and one in Wrentham, Massachusetts, along with our existing store in Ventura, California. Based on the success of the existing stores, we currently expect to open two to three additional retail outlet stores in select premium outlet malls in the U.S. by the end of 2007, as well as an UGG concept store in New York City by the end of 2006. Our Consumer Direct business, which today sells all three of our brands, enables us to meet the growing demand for these products, to sell the products at retail prices and to provide us with significant incremental operating income. From the time we initiated our Consumer Direct business through the third quarter of 2006, we have had significant revenue growth, much of which occurred as the underlying brands gained popularity, as consumers have continued to increase reliance on the internet for footwear and other purchases and as we began to open retail outlet stores. Net sales of the Consumer Direct business increased 72.8% and 38.0%, in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.
Managing our internet business requires us to focus on generating internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes. We distribute approximately two million consumer brochures throughout the year to drive our catalog order business. We plan to continue to grow this business through improved website features and performance, increased marketing, European websites, and the trend of internet shopping becoming more popular. Overall, our Consumer Direct business benefits from the strength of our brands and, as we grow our brands over time, we expect this business to continue to be an important segment of our business.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
Licensing Overview
In 2004, we embarked on a strategy to license our footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. We currently have eleven licensing agreements with six licensees for Teva and UGG combined. The activity is very small in relation to the consolidated operations. We do not expect significant incremental net sales and profits from licensing in the near future.
Seasonality
Our business is seasonal, with the highest percentage of Teva net sales occurring in the first and second quarters of each year and the highest percentage of UGG net sales occurring in the third and fourth quarters. To date, Simple has not had a seasonal impact on the Company.

	2006
	First	Second	Third
	Quarter	Quarter	Quarter
Net sales	$56,004	$41,721	$82,322
Income from operations	$8,914	$4,008	$17,308

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$64,263	$40,341	$69,193	$90,963
Income from operations	$14,399	$4,677	$14,018	$19,174

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$44,272	$40,546	$55,797	$74,172
Income from operations	$9,628	$9,274	$9,358	$14,202
Given our expectations for each of our brands in 2006, we currently expect this seasonality trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, whether the UGG brand will continue to grow at the rate it has experienced in the recent past, availability of product, competition, and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. Please refer to our Annual Report on Form 10-K under Item 1A. Risk Factors and this quarterly report on Form 10-Q under Item 1A. Risk Factors.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
Results of Operations
     The following table sets forth certain operating data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales by location:
U.S.	$73,344	$60,058	$151,385	$145,088
International	8,978	9,135	28,662	28,709

Total	$82,322	$69,193	$180,047	$173,797

Net sales by product line and Consumer Direct business:
Teva:
Wholesale	$8,515	$8,432	$62,915	$69,775
Consumer Direct	1,501	1,316	4,576	4,200

Total	10,016	9,748	67,491	73,975

UGG:
Wholesale	63,995	55,454	90,912	86,195
Consumer Direct	3,898	1,878	10,665	6,986

Total	67,893	57,332	101,577	93,181

Simple:
Wholesale	3,996	1,941	9,889	5,989
Consumer Direct	417	172	1,090	652

Total	4,413	2,113	10,979	6,641

Total	$82,322	$69,193	$180,047	$173,797

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income (loss) from operations by product line and Consumer Direct business:
Teva wholesale	$1,112	$1,242	$17,874	$20,896
UGG wholesale	24,040	18,449	33,262	27,511
Simple wholesale	(648)	(260)	(892)	(27)
Consumer Direct	1,034	577	3,869	2,506
Unallocated overhead costs	(8,230)	(5,990)	(23,883)	(17,792)

Total	$17,308	$14,018	$30,230	$33,094

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the increase (decrease) in each item of operating data between the periods.

	Three Months Ended		Percent
	September 30,		Change
	2006	2005	2006 to 2005
Net sales	100.0%	100.0%	19.0%
Cost of sales	54.8	58.0	12.5

Gross profit	45.2	42.0	27.9
Selling, general and administrative expenses	24.1	21.8	32.0

Income from operations	21.1	20.3	23.5
Other (income) expense, net	(0.8)	0.2	*

Income before income taxes	21.8	20.0	29.6
Income taxes	8.9	8.2	29.0

Net income	12.9%	11.8%	30.0%

	Nine Months Ended		Percent
	September 30,		Change
	2006	2005	2006 to 2005
Net sales	100.0%	100.0%	3.6%
Cost of sales	55.1	57.1	(0.1)

Gross profit	44.9	42.9	8.5
Selling, general and administrative expenses	28.2	23.9	22.1

Income from operations	16.8	19.0	(8.7)
Other (income) expense, net	(1.1)	0.1	*

Income before income taxes	17.9	19.0	(2.5)
Income taxes	7.3	7.6	(0.3)

Net income	10.5%	11.4%	(4.0)%

*	Calculation of percentage change is not meaningful.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Overview. For the three months ended September 30, 2006, we had net sales of $82,322 and income from operations of $17,308 compared to net sales of $69,193 and income from operations of $14,018 for the three months ended September 30, 2005. These improved results were primarily due to an increase in UGG and Simple sales. Income from operations increased as a result of increased net sales and gross margins, partially offset by the increase in selling, general and administrative expenses.
Net Sales. Net sales increased by $13,129 or 19.0%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase is due primarily to the increase in UGG and Simple sales. In addition, our weighted-average wholesale selling price per unit increased 1.7% to $40.46 for the three months ended September 30, 2006 from $39.77 for the three months ended September 30, 2005, resulting primarily from higher UGG sales, which generally carry a higher average selling price, as well as lower closeout sales during the three months ended September 30, 2006. During the quarter, we experienced increases in the number of units sold of UGG and Simple, as well as a slight increase in the number of

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
sold of Teva resulting in a 16.9% overall increase in the volume of footwear sold to 2.0 million pairs for the three months ended September 30, 2006 from 1.7 million pairs for the three months ended September 30, 2005.
Net wholesale sales of Teva increased by $83, or 1.0%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to higher full price sales and higher weighted-average wholesale selling prices per unit. Teva’s performance was driven by a positive reaction to a limited introduction of closed toe footwear combined with solid sales of our traditional sandals. See “— Overview — Teva Overview” above.
Net wholesale sales of UGG increased by $8,541, or 15.4%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due primarily to strong consumer demand for our new Fall product line and new introductions combined with a strong reorder business for core products. See “— Overview — UGG Overview” above.
Net wholesale sales of Simple increased by $2,055, or 105.9%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was largely due to strong demand for our sandal and sneaker product lines. Additionally, the Green Toe collection experienced strong retail sell-through across all channels of distribution and in all geographic regions. See “— Overview — Simple Overview” above.
Net sales of the Consumer Direct business increased by $2,450, or 72.8%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, net sales of the Consumer Direct business included retail sales of Teva of $1,501, UGG of $3,898 and Simple of $417. For the three months ended September 30, 2005, the breakdown consisted of sales of Teva of $1,316, UGG of $1,878 and Simple of $172. The increase in net sales of the Consumer Direct business occurred due to the greater demand for products and the additional sales of our retail outlet stores, which were not in place in the same period in 2005. See “— Overview — Consumer Direct Overview” above.
International sales for all of our products combined decreased by $157, or 1.7%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, representing 10.9% of net sales for the three months ended September 30, 2006 and 13.2% of net sales for the three months ended September 30, 2005. The decrease in international sales resulted from timing of certain orders that shipped in the second quarter of the current year, or the three months ended June 30, 2006, versus shipping in the third quarter in the prior year, or three months ended September 30, 2005.
Gross Profit. Gross profit increased by $8,103, or 27.9%, to $37,173 for the three months ended September 30, 2006, from $29,070 for the three months ended September 30, 2005. As a percentage of net sales, gross margin was 45.2% for the three months ended September 30, 2006, compared to 42.0% for the three months ended September 30, 2005, primarily due to increased full price sales, and increased UGG and Consumer Direct sales, which both carry higher gross margins. Our gross margins fluctuate based on several factors and we expect to return to a normal range of 42.0% to 44.0% in 2007.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $4,813, or 32.0%, to $19,865 for the three months ended September 30, 2006 from $15,052 for the three months ended September 30, 2005. As a percentage of net sales, SG&A increased to 24.1% for the three months ended September 30, 2006 from 21.8% for the three months ended September 30, 2005. The increase in SG&A expenses was largely due to an increase in payroll, marketing, and international division expenses, as part of our strategic initiatives to support future growth.
Income from Operations. Income from operations increased by $3,290, or 23.5%, for the three months ended September 30, 2006 from $14,018 in the three months ended September 30, 2005. This increase was due primarily to the increase in net sales and gross profit, partially offset by the increase in SG&A.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
Income from operations of Teva wholesale decreased by $130, or 10.5%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease was primarily due to increased marketing expenses and a decreased gross margin mainly due to lower margins on closeouts, partially offset by lower bad debt expenses.
Income from operations of UGG wholesale increased by $5,591, or 30.3%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. The increase was primarily the result of the higher sales volumes with higher average selling prices and higher gross margins due to lower inventory write-downs and higher margins on fewer closeouts, partially offset by increased marketing expenses and higher bad debt expense.
Loss from operations of Simple wholesale was $648 for the three months ended September 30, 2006 compared to a loss of $260 for the three months ended September 30, 2005. In spite of achieving higher net sales for the third quarter of 2006, we had increased closeouts with negative margins, plus we increased the direct sales and marketing expenses to expand the distribution of this product throughout the market, resulting in a loss from operations for the third quarter of 2006. We expect to begin generating income from operations of Simple beginning in early to mid 2007.
Income from operations of our Consumer Direct business increased by $457, or 79.2%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. This was largely due to increased net sales and higher gross margins, partially offset by higher operating costs primarily from the opening of two new retail stores.
Unallocated overhead costs increased by $2,240 or 37.4%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, resulting primarily from higher corporate payroll costs, international division costs, and warehouse expenses.
Other (Income) Expense, net. Net interest income was $673 for the three months ended September 30, 2006, compared to net interest expense of $167 for the three months ended September 30, 2005. The interest income in 2006 resulted primarily from the investment of our higher cash and short-term investments balances, as well as higher rates of return in the current year compared to the same period a year ago. Additionally, we had interest expense from outstanding balances of long-term debt in the three months ended September 30, 2005. Other expense exclusive of net interest income was not material in either period.
Income Taxes. For the three months ended September 30, 2006, income tax expense was $7,352, representing an effective income tax rate of 41.0%. For the three months ended September 30, 2005, income tax expense was $5,701 representing an effective income tax rate of 41.2%. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.
Net Income. Our net income increased 30.0% to $10,599 from $8,150 as a result of the items discussed above. Our earnings per diluted share increased 31.7% to $0.83 for the three months ended September 30, 2006 versus $0.63 in the same period of 2005, primarily as a result of the increase in net income.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Overview. For the nine months ended September 30, 2006, we had net sales of $180,047 and income from operations of $30,230 compared to net sales of $173,797 and income from operations of $33,094 for the nine months ended September 30, 2005. These improved results were primarily due to an increase in UGG and Simple sales, partially offset by a decrease in Teva sales. Income from operations decreased as a result of increased SG&A expenses.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
Net Sales. Net sales increased by $6,250 or 3.6%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was due primarily to increases in UGG and Simple sales, partially offset by lower Teva sales, as discussed below. The main driver of the increased sales was the increase in our weighted-average wholesale selling price per unit, which increased 2.1% to $26.09 for the nine months ended September 30, 2006 from $25.55 for the nine months ended September 30, 2005, resulting primarily from higher UGG sales. During the first nine months of 2006, we experienced a decrease in the number of units sold of Teva, partially offset by an increase in the number of units sold of Simple and UGG, resulting in the volume of footwear sold remaining relatively consistent at approximately 6.5 million pairs for both the nine months ended September 30, 2006 and 2005.
Net wholesale sales of Teva decreased by $6,860, or 9.8%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to increased competition, a recent lack of meaningful product innovation, and a decline in sales in the international markets. See “— Overview — Teva Overview” above.
Net wholesale sales of UGG increased by $4,717, or 5.5%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due primarily to the brand’s inaugural Spring line and our kids’ and infants’ product line. The increase was partially offset by approximately $10,000 of Fall 2004 holiday sales that did not ship until the first quarter of 2005, which caused net sales of UGG to be slightly higher in the first quarter of 2005. See “— Overview — UGG Overview” above.
Net wholesale sales of Simple increased by $3,900, or 65.1%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was largely due to the greater demand of our sandal collection and the introduction of our Green Toe collection, as well as an increase in sales of our core sneaker product line. See “— Overview — Simple Overview” above.
Net sales of the Consumer Direct business increased by $4,493, or 38.0%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net sales of the Consumer Direct business included retail sales of Teva of $4,576, UGG of $10,665 and Simple of $1,090. For the nine months ended September 30, 2005, the breakdown consisted of sales of Teva of $4,200, UGG of $6,986 and Simple of $652. The increase in net sales of the Consumer Direct business occurred due to the greater demand for our products and the additional sales of our retail outlet stores, which were not in place in the same period in 2005. See “— Overview — Consumer Direct Overview” above.
International sales for all of our products combined decreased by $47, or 0.2%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, representing 15.9% of net sales for the nine months ended September 30, 2006 and 16.5% of net sales for the nine months ended September 30, 2005. The decrease in international sales resulted from a decrease in Teva sales, partially offset by increased sales of UGG and Simple products, as a result of the items discussed above.
Gross Profit. Gross profit increased by $6,308, or 8.5%, to $80,914 for the nine months ended September 30, 2006, from $74,606 for the nine months ended September 30, 2005. As a percentage of net sales, gross margin increased to 44.9% for the nine months ended September 30, 2006, compared to 42.9% for the nine months ended September 30, 2005, primarily due to an increase in the UGG wholesale gross margin, related to higher initial sell-in margins, and lower inventory write-offs, partially offset by increased closeout sales. Our gross margins fluctuate based on several factors and we expect to return to a normal range of 42.0% to 44.0% in 2007.
Selling, General and Administrative Expenses. SG&A increased by $9,172, or 22.1%, to $50,684 for the nine months ended September 30, 2006 from $41,512 for the nine months ended September 30, 2005. As a percentage of net sales, SG&A increased to 28.2% for the nine months ended September 30, 2006 from 23.9%

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
for the nine months ended September 30, 2005. The increase in SG&A was largely due to an increase in payroll, marketing, and international division expenses, in support of our planned strategic growth initiatives.
Income from Operations. Income from operations decreased by $2,864, or 8.7%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This was due primarily to the increase in SG&A.
Income from operations of Teva wholesale decreased by $3,022, or 14.5%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This decrease was largely due to the decrease in net sales as well as an increase in marketing expenses, partially offset by lower selling commissions related to the lower sales volume and lower divisional sales expenses.
Income from operations of UGG wholesale increased by $5,751, or 20.9%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The increase was primarily the result of increased sales volumes and gross margins as well as decreased selling commissions, partially offset by higher marketing expenses.
Loss from operations of Simple wholesale was $892 for the nine months ended September 30, 2006 compared to a loss of $27 for the nine months ended September 30, 2005. In spite of achieving higher net sales for the first nine months of 2006, Simple experienced lower gross margins from increased closeouts with negative margins along with higher marketing and selling costs.
Income from operations of our Consumer Direct business increased by $1,363, or 54.4%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. This increase was largely due to the increase in net sales, partially offset by higher operating costs.
Unallocated overhead costs increased by $6,091, or 34.2%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, resulting primarily from higher corporate payroll costs, international division costs, and warehouse expenses, which are not allocated to the brands.
Other Income, Net. Net interest income was $1,940 for the nine months ended September 30, 2006, compared to net interest expense of $104 for the nine months ended September 30, 2005. The interest income in 2006 resulted primarily from the investment of our higher cash balances and short-term investments as well as higher rates of return in the first nine months of 2006 compared to the same period a year ago. Additionally, we had interest expense from outstanding balances of long-term debt in the nine months ended September 30, 2005. Other income exclusive of net interest income was not material in either period.
Income Taxes. For the nine months ended September 30, 2006, income tax expense was $13,178, representing an effective income tax rate of 41.0%. For the nine months ended September 30, 2005, income tax expense was $13,224 representing an effective income tax rate of 40.1%. The increase in the effective tax rate was primarily due to a higher projected annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the full year 2006. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.
Net Income. Our net income decreased 4.0% to $18,979 from $19,769 as a result of the items discussed above. Our earnings per diluted share decreased 3.9% to $1.48 from $1.54, primarily as a result of the decrease in net income.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
Off-Balance Sheet Arrangements
We have two types of off-balance sheet arrangements. See “— Contractual Obligations” below. We do not believe that these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.
Liquidity and Capital Resources
We finance our working capital and operating needs using a combination of our cash and cash equivalents, short-term investments, cash generated from operations and the credit availability under our revolving credit facility.
The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. Teva generally begins to build inventory levels beginning in the fourth quarter and first quarter in anticipation of the Spring selling season that occurs in the first and second quarters, whereas UGG generally builds its inventories in the second and third quarters to support sales for the Fall and Winter selling seasons, which historically occur during the third and fourth quarters.
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
Cash from Operating Activities. Net cash used in operating activities was $6,535 for the nine months ended September 30, 2006 compared to net cash used in operating activities of $17,700 for the nine months ended September 30, 2005. The change in net cash from operating activities was primarily due to a lesser increase in inventories in the first nine months of 2006 compared to a more significant increase in inventory in the first nine months of 2005. The lower increase in inventories is a result of tighter inventory management and buying closer to the required shipping dates. This was partially offset by a greater increase in accounts receivable in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, which resulted from increased sales. Net working capital improved by $21,518 to $128,638 as of September 30, 2006 from $107,120 as of December 31, 2005, primarily as a result of higher inventory balances and increased accounts receivable along with lower accounts payable. The increase in working capital was partially offset by a decrease in cash and cash equivalents and an increase in income taxes payable. The changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.
Cash from Investing Activities. For the nine months ended September 30, 2006, net cash used in investing activities was $28,831, which was comprised primarily of the net purchases of short-term investments. In addition, we used $3,329 for capital expenditures, primarily related to our new racking for the distribution center in Camarillo, California, the replacement and upgrading of certain computer equipment, our new Teva trade show booth, and the initial build-out of the new retail outlet store in Wrentham, Massachusetts. For the nine months ended September 30, 2005, net cash provided by investing activities was $11,876, which was comprised primarily of the proceeds from sales of short-term investments. This was partially offset by cash used for capital expenditures, primarily related to the opening of an additional distribution center, the replacement and upgrading of certain computer equipment and trade show booths, and the purchase of promotional vehicles for the Teva marketing team.
Cash from Financing Activities. For the nine months ended September 30, 2006, net cash provided by financing activities was $1,800 compared to net cash provided by financing activities of $14,460 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the net cash provided by

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
financing activities consisted primarily of cash received from the exercise of stock options as well as the excess tax benefits from stock-based compensation. For the nine months ended September 30, 2005, net cash provided by financing activities was made up primarily from cash received from net borrowings under the line of credit as well as cash received from the exercise of stock options.
Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and a revolving credit facility. At September 30, 2006, working capital was $128,638 including $17,141 of cash and cash equivalents and $28,110 of short-term investments. Trade accounts receivable increased by 22.0% to $49,937 at September 30, 2006 from $40,918 at December 31, 2005, largely due to normal seasonality. Accounts receivable turnover increased to 7.2 times in the twelve months ended September 30, 2006 from 6.9 times in the twelve months ended December 31, 2005.
Inventories increased 54.4% to $51,530 at September 30, 2006 from $33,374 at December 31, 2005, reflecting a $21,235 increase in UGG inventory, a $2,584 decrease in Teva inventory, and a $494 decrease in Simple inventory. Overall, inventory turnover increased slightly to 3.4 times for the twelve months ended September 30, 2006 from 3.2 times for the twelve months ended December 31, 2005 due in part to higher sales during the twelve months ended September 30, 2006 compared to net sales in the twelve months ended December 31, 2005. The increase in UGG inventory at September 30, 2006 was due to normal seasonality as well as the high sell-through of UGG products in the nine months ended September 30, 2006. The decrease in Teva inventory occurred largely due to normal seasonality. The decrease in Simple inventory was largely due to higher closeout sales in the nine months ended September 30, 2006.
Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. In September 2006, we amended the Facility, eliminating the borrowing base formula requirement, extending the maturity date, and changing certain covenant requirements. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (8.25% at September 30, 2006) or, at our option, at the London Interbank Offered Rate, or LIBOR, (5.32% at September 30, 2006) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year and now expires on June 1, 2008. At September 30, 2006, we had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts, and outstanding letters of credit of $52. As a result, $19,948 was available under the Facility at September 30, 2006.
The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at September 30, 2006, and remain so as of the date of this report.
We currently have no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2006 will range from approximately $2,300 to $2,500 and may include additional costs associated with upgrades to our distribution centers and the build-out of new retail outlet stores. The actual amount of capital expenditures for the remainder of 2006 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.
We believe that internally generated funds, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next twelve months. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories and the volume of letters of credit used to purchase product, among others. Please refer to our Annual Report on Form 10-K under Item 1A. Risk Factors and this quarterly report on Form 10-Q under Item 1A. Risk Factors for a discussion of additional factors that may affect our working capital position. Furthermore, we may require additional cash resources due to changed business

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirement, we may seek to sell debt securities or additional equity securities or to obtain a new facility or draw on our existing facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may, from time to time, evaluate acquisitions of other businesses or brands.
Contractual Obligations. The following table summarizes our contractual obligations at September 30, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$17,014	$3,886	$7,383	$2,350	$3,395
Purchase obligations	1,250	—	550	500	200

Total	$18,264	$3,886	$7,933	$2,850	$3,595

Our operating lease obligations consist primarily of building leases for our offices and retail locations. In September 2006, we entered into a purchase obligation with a movie production company for advertising services.
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience, and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts. Reserves have been established for all probable losses of this nature. The gross trade accounts receivable balance was $55,403 and the allowance for doubtful accounts was $1,937 at September 30, 2006, compared to gross trade accounts receivable of $48,067 and the allowance for doubtful accounts of $2,574 at December 31, 2005. The decrease in the allowance for doubtful accounts at September 30, 2006 compared to December 31, 2005 was primarily related to the collection of accounts for which we had previously reserved as doubtful. Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at September 30, 2006 by approximately $400.
Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment, and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $1,990 at September 30, 2006 and $1,710 at December 31, 2005. The increase in the reserve for sales discounts at September 30, 2006 compared to December 31, 2005 was primarily due to the increase in the gross trade accounts receivable during the period in addition to normal seasonality. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at September 30, 2006 by approximately $200.
Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns decreased to $1,539 at September 30, 2006 from $2,865 at December 31, 2005, primarily as a result of lower net sales and actual return rate in the nine months ended September 30, 2006 compared to the nine months ended December 31, 2005 due to seasonality. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at September 30, 2006 by approximately $260.
Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At September 30, 2006, inventories were stated at $51,530, net of inventory write-downs of $2,377. At December 31, 2005, inventories were stated at $33,374, net of inventory write-downs of $3,346. The decrease in inventory write-downs at September 30, 2006 compared to December 31, 2005 was primarily due to the sale of inventory that had been previously written down at December 31, 2005, partially offset by new inventory write-downs during the first nine months of 2006. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount at September 30, 2006 by approximately $580.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
Valuation of Goodwill, Intangible and Other Long-Lived Assets. We periodically assess the impairment of goodwill, intangible and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying value of these assets individually. We test goodwill and nonamortizable intangible assets for impairment on an annual basis based on the fair value of the reporting unit compared to its carrying value. We consider other long-lived assets to be impaired if we determine that the carrying value may not be recoverable. Among other considerations, we consider the following factors:
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
Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for us as of January 1, 2007. We are currently evaluating the impact of adopting FIN 48, if any, on our consolidated financial statements.
In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The provisions of SFAS 157 are effective for us as of January 1, 2008. We do not expect the adoption of this statement to have a material effect on our consolidated financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It requires companies to quantify the misstatements using both a balance sheet and an income statement approach. SAB 108 is effective for our fiscal year ending December 31, 2006. We do not expect that SAB 108 will have a material impact on our consolidated financial statements.

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
Although our sales and inventory purchases are denominated in U.S. currency, our sales and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies in the international markets where our products are sold and manufactured. If the U.S. dollar strengthens, it may result in increased pricing pressure on our distributors, which may have a negative impact on our net sales. We are unable to estimate the amount of any impact on sales attributed to pricing pressures caused by fluctuations in exchange rates.
Market Risk
Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At September 30, 2006, we had no outstanding borrowings under the revolving line of credit. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
(amounts in thousands, except share quantity and per share data)
Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect on our financial condition or results of operations. Additionally, we have many pending disputes in the U.S. Patent and Trademark Office, foreign trademark offices and U.S. federal and foreign courts regarding unauthorized use or registration of our Teva, UGG, and Simple trademarks. We also are aware of many instances throughout the world in which a third party is using our UGG trademark within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva and UGG products. We have contacted a majority of these unauthorized users and counterfeiters and in some instances may have to escalate the enforcement of our rights by filing suit against the unauthorized users and counterfeiters. Any decision or settlement in any of these matters that allowed a third party to continue to use our Teva, UGG, or Simple trademarks or a domain name with our UGG trademark in connection with the sale of products similar to our products or to continue to manufacture or distribute counterfeit products could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition.
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
If our Teva sales continue to decline to a point that the fair value of our Teva reporting unit does not exceed its carrying value, we may be required to write down the related intangible assets and goodwill, causing us to incur an impairment charge. An impairment charge could materially affect our consolidated financial position and results of operations. As of September 30, 2006, management feels a triggering event has not occurred, and therefore no impairment test is necessary under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.”
Our publicly-filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.
The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
significant and result in material liabilities to us and have a material adverse impact on the trading price of our common stock.
The following risk factors were previously disclosed in our Annual Report on Form 10-K but have been updated as set forth below:
Our common stock price has been volatile, which could result in substantial losses for stockholders.
Our common stock is traded on the NASDAQ Global Select Market. While our average daily trading volume for the 52-week period ended November 2, 2006 was approximately 380,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the NASDAQ Global Select Market, have ranged from $17.66 to $53.87 for the 52-week period ended November 2, 2006. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:
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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 28, 2006, we issued 400 shares of common stock to each of Gene Burleson, Rex Licklider, John Gibbons, Daniel Terheggen, and John Perenchio, under our 2006 Equity Incentive Plan. Such shares of common stock were issue directly, without the services of an underwriter, and without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of that Act.
Item 3. Defaults upon Senior Securities.
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable
Item 5. Other Information.
Not applicable
Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index on page 36 of this report.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation
Date: November 8, 2006	/s/ Zohar Ziv
Zohar Ziv
Chief Financial Officer (Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

3.2	Restated Bylaws of Deckers Outdoor Corporation (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-47097 and incorporated by reference herein)

10.1#	Rule 10b5-1 Selling Plan dated August 2, 2006, between Douglas B. Otto Trust and RBC Dain Rauscher Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 8, 2006)

10.2#	Rule 10b5-1 Selling Plan dated August 2, 2006, between The Ty Dylan Bard Otto Trust and RBC Dain Rauscher Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 8, 2006)

10.3#	Rule 10b5-1 Selling Plan dated August 2, 2006, between The Tiffany Jade Otto Trust and RBC Dain Rauscher Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 8, 2006)

10.4	Amendment No. 8 to Amended and Restated Credit Agreement between Deckers Outdoor Corporation and Comerica Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 6, 2006)

31.1*	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.

*	Filed herewith.