Form 10-K
period 2006-12-31
DECKERS OUTDOOR CORP
filed 2007-03-16
CIK 910521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-22446

Deckers Outdoor Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-3015862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495-A South Fairview Avenue, Goleta, California (Address of principal executive offices)	93117 (Zip Code)

Registrant’s telephone number, including area code:
(805) 967-7611
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Common Stock, Par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $432,536,813 based on the June 30, 2006 closing price of $38.56 on the NASDAQ Global Select Market on such date.

The number of shares of the registrant’s Common Stock outstanding at February 28, 2007 was 12,592,688.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement relating to registrant’s 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of registrant’s fiscal year ended December 31, 2006, are incorporated by reference in Part III of this Form 10-K.

DECKERS OUTDOOR CORPORATION
For the Fiscal Year Ended December 31, 2006

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands, except for weighted-average wholesale prices per pair and suggested retail prices for our footwear.

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

We market our products under three proprietary brands:

Teva®.  Teva is our outdoor performance and lifestyle brand and pioneer of the sport sandal market. The Teva brand was founded in the 1980’s to serve the demanding footwear needs of the professional river guide. This authentic heritage and commitment to function and performance remain core elements of the Teva brand. The Teva sport sandal line has expanded to include casual open-toe footwear, adventure travel shoes, outdoor cross training shoes, trail running shoes, amphibious footwear and other rugged outdoor footwear styles.

From 1985 until November 2002, we sold our Teva products under a license agreement with the brand’s founder, Mark Thatcher. In November 2002, we acquired all of the Teva worldwide assets, including the Teva internet and catalog business and all patents, trade names, trademarks and other intellectual property associated with the acquired Teva assets, which we refer to collectively as the Teva Rights. We acquired the Teva Rights from Mr. Thatcher and his wholly-owned corporation, Teva Sport Sandals, Inc. The acquisition enabled us to gain ownership of the Teva internet and catalog business and allowed our brand managers to broaden the Teva product offering. This expansion has increased the appeal of the brand and enabled us to broaden distribution. The acquisition also enabled us to:

•	eliminate significant royalties and other license costs,

•	explore license opportunities for the Teva brand, and

•	enhance our ability to recruit and retain key senior management.

UGG®.  UGG Australia is our luxury comfort brand and the category creator for luxury sheepskin footwear. The UGG brand has enjoyed several years of strong growth and positive consumer receptivity, driven by consistent introductions of new styles, introductions of UGG products in the fall and spring seasons and geographic expansion of distribution. We carefully manage the distribution of our in-line UGG products within high-end specialty and department store retailers in order to best reach our target consumers, preserve UGG’s retail channel positioning and maintain the UGG brand’s position as a mid- to upper-price luxury brand.

The UGG brand gained brand recognition in the U.S. beginning in 1979 and was adopted as a favored brand by the California surf community. We acquired the UGG brand in 1995 and have carefully repositioned the brand as a luxury comfort collection sold through high-end retailers. While our sales have grown steadily over the past eight years, over the past few years sales of UGG products have benefited from significant national media attention and celebrity endorsement through our marketing programs and product seeding activities, further raising the profile of UGG as a luxury comfort brand. We intend to further support the UGG brand’s market positioning by carefully expanding the selection of styles available in order to build consumer interest in our UGG collection. We also remain committed to limiting distribution of UGG brand products through high-end retail channels.

Simple®.  The Simple brand is the world leader in sustainable footwear and accessories. We feel that how we make Simple products is just as important as why we make them. That means our goal is to find more sustainable and innovative ways of doing business. We are committed to making Simple products 100% sustainable; thus, minimizing the ecological footprint left on the planet.

Through continued innovation, expansion of product offerings, premium distribution and strategic marketing initiatives, we have successfully developed three premier lifestyle brands. Our total net sales increased by 15.0%, from $264,760 in 2005 to $304,423 in 2006 and our income from operations decreased by 0.7% from $52,268 in 2005 to $51,910 in 2006, including a $15,300 impairment loss on our Teva trademarks. For 2006, wholesale shipments of Teva®, UGG® and Simple® products aggregated $75,283, $182,369 and $10,903, respectively, and represented 24.7%, 59.9% and 3.6% of our total net sales, respectively. Sales of our brands through our Consumer Direct division (which includes our internet, catalog and retail outlets), which are in addition to our wholesale shipments, were $35,868 representing 11.8% of total net sales in 2006.

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

We experienced a period of rapid growth during the late 1980’s and completed our initial public offering in 1993. As our sales grew, we terminated our manufacturing operations in the United States, Mexico and Costa Rica, and today independent manufacturers in China, New Zealand and Australia manufacture all of our footwear products for us. We maintain our own offices in China and Macau to monitor the operations of our manufacturers in China.

In order to diversify our sales and leverage our product development and sourcing capabilities, we completed the acquisition of the Simple brand from its founder in a series of transactions between 1993 and 1996. In 1995, we acquired the UGG brand from its founders, after which we initiated a repositioning of the line, focusing on comfort, luxury and premium distribution channels and developing products that appeal to consumers in a variety of climates.

Business Strategies

We seek to differentiate our brands by offering diverse lines that emphasize authenticity, functionality, quality and comfort and products tailored to a variety of activities and demographic groups. Key elements of our business strategies are:

Build Leading Global Brands.  Our mission is to build niche footwear lines into global brands with market leadership positions. Our Teva and UGG brands began as footwear lines appealing to a narrow core enthusiast market. We have since built these lines into substantial global lifestyle brands with potential for further growth and line extension. Across our brands, our styles remain true to the brands’ heritage but have been selectively extended over time to broaden their appeal to men, women and children seeking high quality, comfortable styles for everyday use. Furthermore, we actively manage our brands to ensure that we reach brand appropriate retail distribution channels. We believe that building our brand image is best accomplished through a decentralized management structure that empowers a single brand manager for each brand to coordinate all aspects of brand image, from product development to marketing and retail channel management.

Sustain Brand Authenticity.  We believe our ability to increase sales, sustain strong gross margins, and maintain strong market share results, in part, from the appeal of our brand heritage. We believe that Teva footwear consumers are passionate and serious about the outdoors. Our marketing programs focus on performance, and feature national advertising in outdoor-oriented media as well as grass roots sponsorship of outdoor events and professional athletes. These efforts reinforce the Teva brand’s heritage and positioning as a highly technical, performance-oriented footwear brand. Our UGG brand marketing strategy positions our products as functional footwear, but also as a premium, luxury collection. UGG products are primarily marketed through national print advertising in major magazines and through our retailers and their catalogs and advertising. Historically, our marketing for UGG products has been focused on women, but with the recent introduction of new innovative men’s styles, we are increasing our marketing appeal to men through advertisements in national men’s magazines with a continued focus on lifestyle and comfort. We promote our Simple brand by emphasizing that we are the only shoe brand that makes fun, casual, sustainable footwear. Our goal is to create a dialogue with the consumer through all communication vehicles and to show people that sustainability is for everyone, not just environmentally conscious individuals. Our print advertising campaigns include national publications and alternative weekly publications in select cities around the world. We also reach a targeted on-line consumer through advertising on sustainability websites. In 2006, we also sponsored environmental-themed concerts, film festivals, and “green” expos to show that we are a leader in sustainable footwear.

Drive Demand Through Innovation and Technical Leadership.  We believe our reputation for innovation and technical leadership distinguishes our products from those of our competitors and provides us with significant competitive advantages. Just as our proprietary Universal Strapping System set the performance standard for sport sandals in the mid-1980s, more recent technical advances like our Spider Rubber and our Teva Wraptor®, Wraptor-Lite®, and Drain Frametm which we are introducing in 2007, all provide uncompromised performance for the new outdoor athlete. Performance will always be a key element of the Teva brand. We also continue to develop innovative styles, products and product categories for our UGG collection in order to support the UGG brand’s positioning as a functional lifestyle brand, which can be worn in a variety of climates and weather conditions. The UGG brand has benefited from our continuing expansion into non-boot casuals, sheepskin-trimmed footwear and styles combining sheepskin with fine-grade suede and leathers, all designed to expand our market share in new categories and increase our sales in both the fall and spring selling seasons. In fact, for Spring 2006, the UGG brand introduced its first ever line of open-toe sandals and slides in a variety of styles and colorways that incorporated thin layers of sheepskin for added comfort and luxury. The goal of the Simple brand is to revolutionize the footwear industry by being 100% sustainable. We believe there is a shift happening in the global marketplace in regards to consumers leading a more sustainable lifestyle. We are at the forefront of the industry in leading with new sustainable material innovations, such as using bamboo, organic cotton, natural latex and cork combinations, recycled car tires, and recycled PET (old plastic water bottles) throughout our product line. The Simple brand will continue to innovate through working towards 100% sustainability in design, development, and material applications.

Maintain Efficient Development and Production Process.  We believe our product development processes enable us to produce leading edge products on a timely and a cost effective basis. We design our products domestically. We maintain on-site supervisory offices in Pan Yu City, China and Macau that serve as local links to our independent manufacturers in China enabling us to carefully monitor the production process, from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement.

Growth Strategies

Our growth will depend upon our broadening of the products offered under each brand, expanding domestic and international distribution, licensing our brand names and developing or acquiring new brands. Specifically, we intend to:

Introduce New Categories and Styles under Existing Brands.  We intend to increase our sales by developing and introducing additional footwear products under our existing brands that meet our high standards of performance, practicality, authenticity, comfort and quality. We have expanded the open-toe footwear category under our Teva brand by launching new casual and performance styles, as well as several new sandal styles that provide increased foot coverage and protection. We have also introduced several closed-toe performance styles and collections, including amphibious footwear, light hikers, trail runners and outdoor cross trainers. Further expansion into the casual outdoor footwear market is planned, where the aggregate market is considerably greater than the market size for the Teva brand’s core sport sandals. We have expanded our UGG product collection to incorporate additional styles and fabrications in order to further penetrate the fall, spring and winter seasons. We have expanded our men’s and kids’ business and have introduced a cold-weather series featuring sheepskin and Vibram® outsoles. For Spring 2006, we introduced a new line of open-toe sandals and slides that incorporate a thin layer of sheepskin for added luxury and comfort while our Fall 2006 line included a variety of new categories and fabrications. For 2007, we will continue to develop and expand these lines. As the sustainability lifestyle movement is reaching the mainstream market, we believe that the timing is more relevant than ever for our brand positioning. Our goal is to lead the industry through new product innovations and pursue new solutions to make our business practices more sustainable. The influence of our Green Toe® collection, products made from sustainable materials, will be seen throughout the entire Simple product line, especially in our sneaker segment with the introduction of ecoSNEAKS. We will also expand our kids’ collection with Green Piggiestm. This collection of products follows the same guidelines as Green Toe. We round out the entire lifestyle of the Simple brand with our bag collection, launched in the 2006 holiday season, and plan to expand this collection in 2007. By introducing new categories under our brands, in particular, the closed-toe footwear under Teva and the spring product offerings under UGG, we believe we will expand the selling seasons for our brands which will result in increased sales and will contribute to a more balanced year round business for each of these brands.

Grow Domestic Distribution.  We believe that we have significant opportunities to increase our sales by expanding domestic distribution of our products. Our Teva brand has historically been distributed through the outdoor specialty, sporting goods and department store retail channels. We believe we have the opportunity to expand our retail presence in each of these channels. In addition, we see the potential for expansion into the athletic specialty channel, as well as the running specialty channel, with strategic and focused product and marketing programs. The UGG brand originally realized a substantial portion of its sales in California. Today, we have a more balanced business, growing our business significantly in the Midwest and North East. For our Simple line, we are focusing distribution on specialty independent retailers, department stores, outdoor retailers, and surf shops for our broad product offering, as well as the introduction into the health and wellness retail channel through our Green Toe offering of ecologically friendly footwear. We also plan to expand through the internet, as consumers have continued to increase reliance on the internet for footwear and other purchases. Additionally, we currently plan to open one or two more retail outlet stores in select premium outlet malls in the U.S., as well as another UGG brand concept store in a major metropolitan area by the end of 2007.

Expand International Distribution.  In 2006, our international net sales totaled $38,331, representing approximately 12.6% of total net sales. Given the strength of our brands domestically, we believe significant opportunities exist for our brands and products in the international market. During the year, and as part of our international growth strategy, we strengthened our international team to develop our brands and business into the future. In April of 2006 we opened a European office in London and are in the process of setting up a regional office in Hong Kong, where we have hired a Vice President, Asia/Pacific. In addition, we hired a marketing manager and other dedicated support staff to focus on the international market.

During 2006, our product, marketing and retail distribution objectives were clearly communicated around the world. We worked diligently with our distributors to ensure these objectives were supported to allow our business to be effectively positioned and to achieve brand consistency. While there is much work to be done to realize our full potential internationally, we believe we made significant progress during 2006 in positioning and preparing for future growth.

During 2007, we plan to recruit additional personnel to further develop our brands and business internationally. This is to ensure our global product and marketing strategies are effectively implemented and our financial objectives are met. In particular, we plan to strengthen our European structure with a view to driving growth in this key region of the world.

Pursue Licensing of Brands in Complementary Product Lines. We are actively pursuing selective licensing of our brand names in product categories beyond footwear. Previously, we introduced UGG licensed handbags, outerwear, and cold weather accessories for the domestic market and initiated expansion into select international markets, beginning with handbags. In 2006, we launched our cold weather accessories and outerwear licenses internationally. We also restructured our domestic Teva product licensing program, which currently consists of men’s and women’s headwear, a Canadian license for sportswear, and a license for bags and packs for which we plan to begin deliveries in the Spring 2007 season. We are developing additional licensing programs carefully to ensure that licensed goods remain consistent with our brands’ heritage. Because this licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize license revenues, and we do not expect significant incremental net sales and profits from licensing in the near future.

Build New Brands.  We continue to explore ways to expand the number of brands that we manage. We have been successful previously in identifying entrepreneurial concepts for innovative, fashionable footwear targeted at niche markets and building these concepts into viable brands utilizing our expertise in product development, production and marketing. We intend to continue to identify and build or acquire new brands that demonstrate potential for significant future growth.

Products

Our primary product lines are:

Teva Sport Sandals and Footwear.  “The brand of choice for the new outdoor athlete.” We believe there has been a general shift in consumer preferences and lifestyles to include more outdoor recreational activities, including light hiking, trail running, outdoor cross training, bouldering, kayaking, kite boarding and whitewater river rafting. These consumers typically seek footwear specifically designed with the same quality and high performance attributes they have come to expect from traditional athletic footwear. The first Teva sport sandal was developed in the 1980’s to meet the demanding needs of professional river rafting guides navigating the Colorado River and the rugged Grand Canyon terrain. As our core consumers’ pursuits have evolved, we have retained our outdoor heritage while adding new products to our line, including slides, thongs, amphibious footwear, trail running shoes, hiking boots and rugged closed-toe footwear. Our brand remains popular among professional and amateur outdoorsmen seeking authentic, performance-oriented footwear, as well as general footwear consumers seeking high quality, durable and comfortable styles for everyday use.

We market Teva as the brand of “Go. Do. Be.” This captures the nature of the Teva lifestyle of the new outdoor athlete. The Go, the Do, and the Be each have their own unique properties and perspectives. Individually, they are elements of the outdoor experience. Together, they form the fabric of the outdoor lifestyle.

Go.  The Go product collection represents versatile, rugged, and comfortable footwear for travel, leisure, and light activities. Teva product engineering keeps you on your feet while laid back styling lets you blend in. Styles range from classic Teva sandal architecture to more compelling, contemporary designs.

Do.  The Do product collection is technical, lightweight footwear, engineered for the performance needs of the new outdoor athlete. Many styles include one or more of our proprietary performance technologies, such as the Wraptor Fit System, Spider Rubber Traction Technology, or Drain Frame Technology.

Be.  The Be product collection is inspired by the laid-back attitude of life on the beach. Designs are simple, yet distinctive, with a premium on comfort. The styles are young, fresh and colorful for any casual lifestyle.

Kids.  Our Kids’ product collection is a fun, colorful assortment of sandals, closed-toe, and amphibious styles for a variety of outdoor and water-based activities.

We intend to remain aggressive in the area of product innovation and introduction. Our Spring 2007 line is 70% new, with manufacturer’s suggested retail prices ranging from $22.00 to $125.00.

UGG Footwear.  “The premier brand in luxury and comfort.” Beginning in 1979, the UGG brand gained recognition in the U.S. for sheepskin boots and slippers and was later widely used by the California surf community. We acquired the brand in 1995 and expanded the collection, offering consumers a luxurious and distinctive look in sheepskin fabrications.

Our UGG product line comprises eight footwear collections:

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

Fashion Collection.  Our Fashion Collection offers fashion forward styles for women, men, and children without compromising comfort. Luxurious materials and trend-influenced stylings make this collection stand out. Within this collection is a fashion wedge group, a stacked high heel group for women, a European influenced collection for men, and fashionable styles for children.

Driving Collection.  This collection features refined, sophisticated styles for men, women, and children. These footwear styles include suede and glove leather uppers, lined in a shorter eight millimeters of sheepskin for added comfort. Styles from the men’s collection feature an interchangeable leather insole that allows them to be worn either with or without socks.

Surf Collection.  This collection is taken from the laid-back surf lifestyle that was the original heritage of the brand. The Surf Collection features true comfort stylings including sandals, clogs, and boots available for men, women, and children that incorporate a thin layer of sheepskin for luxury and comfort.

Cold Weather Collection.  This collection is designed for men, women and children seeking more rugged styling. The Cold Weather line features Vibram® outsoles and waterproof Event® uppers designed to withstand colder, wetter climates.

Slipper Collection.  Our popular Slipper Collection builds upon the UGG brand’s reputation for comfort, warmth and luxury. We offer a wide selection of styles and colors for men, women and children.

We have expanded our UGG collection from the Classic and Ultra Sheepskin boot to a broader footwear line for men, women and children in a variety of styles, colors and materials designed for wear in a variety of climates and occasions. Over the last few years, our line expansion strategies, among other factors, have resulted in significantly increased exposure for our UGG collection and have contributed to the growth of the UGG brand’s year round business. The manufacturer’s suggested domestic retail prices for adult sizes for the Fall 2007 UGG product collection range from $60.00 to $350.00.

Simple Sustainable Footwear.  Finding the materials and processes that make our products sustainable is a method we call “the Green Toe process” and we measure our progress with a scale called “Good, Better, Best”. The Best category represents our most sustainable shoes and bags and sets the bar for the rest of the line. Only the Best products may bear the Green Toe label. In the future, we plan to incorporate these same innovative materials and constructions in the Good and Better categories, raising the bar for the Best products.

Men’s & Women’s Green Toe.  Part of the Best category, Green Toe products represent our efforts to reduce the ecological footprint left by shoes. Green Toe products are made of entirely sustainable materials like bamboo, jute, organic cotton, linen, coconut buttons, cork, crepe, latex, recycled car tires, and water based adhesives. This includes sandals, loafers, boots, and clogs.

Men’s and Women’s Sneakers.  The Simple brand started as an alternative to all the over-built, overpriced, and over-hyped products in the market. Our new line, ecoSNEAKS, is completely sustainable and uses old car tire outsoles, recycled PET for footbeds and shoelaces.

Men’s and Women’s Sandals.  We offer a range of warm weather footwear for men and women featuring washable suede uppers, cork footbeds, water based adhesives, and biodegradable polymer bags for packaging (reducing waste by not using shoe boxes). We also offer a flip-flop program that caters to the surf channel of distribution.

Kids’ Product.  Our Kids’ product line is made up of sneakers, sandals, and Green Piggies footwear, like Green Toe, only in smaller sizes.

Bags.  We launched our bag collection in time for the 2006 holiday season. These include messenger bags and backpacks. Our bags fall into two categories: Good and Best.

The manufacturer’s suggested retail prices for our Spring 2007 Simple brand shoe collections range from $18.00 to $90.00, and our Simple brand bags are priced from $70.00 to $100.00.

Licensing

To capitalize on the strength of our brands, we are pursuing the licensing of our brand names for use in complementary product categories beyond footwear.

In 2004, we introduced UGG licensed handbags and outerwear, and in 2005 cold weather accessories for the domestic market, and we initiated expansion into select international markets, beginning with handbags. In 2006, we launched our cold weather accessories and outerwear licenses internationally. We also restructured our domestic Teva licensing program, which currently consists of U.S. licenses for men’s and women’s headwear, a Canadian license for sportswear, and bags and packs which will begin deliveries in the Spring 2007 season domestically.

Because our licensing program is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize license revenues and we do not expect significant incremental net sales and profits from licensing in the near future.

BHPC Global Licensing, Inc. is a full service licensing agency that we initially used to assist us in identifying licensing candidates and coordinating our licensing business until August 2004, when we began to do this in-house. We pay BHPC an agency fee on royalty income that we receive related to licensing agreements that BHPC coordinated on our behalf. In 2006, we paid BHPC approximately $79 in agency fees and the unpaid balance at December 31, 2006 was $56. BHPC is 50% owned by one of our directors, Daniel L. Terheggen.

Products made under license are sold primarily through the same retail channels as our footwear product offerings. Our licensing agreements generally give us the right to terminate the license if specified sales targets are not achieved.

Sales and Distribution

We distribute our products in the United States through a dedicated network of approximately 45 independent sales representatives. Our sales representatives are organized geographically and visit retail stores to communicate the features, styling and technology of our products. In addition, we have 7 employee sales representatives who serve as territory representatives or key account executives for several of our largest customers.

Until mid-2005, our sales force was divided into two teams, one for Teva product and one for UGG and Simple products, as the UGG and Simple brands are generally sold through non-outdoor specialty and non-sporting goods distribution channels and are targeted toward a different consumer than our Teva brand. Beginning in mid-2005, however, we began to split the Simple and UGG brand’s sales forces into two distinct groups in order to provide the Simple brand with its own dedicated sales function to improve its sales efforts and resources. While there is still some overlap between the sales teams, we have begun to make the transition and are well on our way to having separate dedicated sales forces for each of our three brands. Each brand’s sales manager recruits and manages his or her network of sales representatives and coordinates sales to national accounts. We believe this approach for the U.S. market maximizes the selling efforts to our national retail accounts on a cost-effective basis.

Internationally, we distribute our products through 34 independent distributors. Previously, substantially all international shipments were made directly from our independent manufacturers to our independent distributors. The majority of shipments to Europe were facilitated through third party distribution in the Netherlands. During 2006, we commenced new distributor relationships for one or more of our brands in the UK, Germany, Italy, Israel, Japan and Australia. We also began a new distributor relationship with a company in Panama that will develop our business throughout much of Latin America, with an initial focus on the Teva brand. In 2007, we plan to develop our brands and business in the key markets of the UK and Japan which are also influential within the Europe and Asia regions, respectively. In addition, we will further explore distribution opportunities in China, Russia, Taiwan, India and the Scandinavian region.

Our principal customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers and shoe stores. Our five largest customers accounted for approximately 27.0% of our net sales for 2005, compared to 27.6% for 2006. Nordstrom accounted for greater than 10% of our consolidated net sales in 2005 and 2006.

Teva.  We sell our Teva products primarily through specialty outdoor sporting goods and department store retailers such as REI, Eastern Mountain Sports, L.L. Bean, Dick’s Sporting Goods, The Sports Authority, Nordstrom, and Dillard’s. We believe these retail channels are the first choice for athletes, outdoor enthusiasts and adventurers seeking technical and performance-oriented outdoor footwear. Furthermore, we believe that retailers who appreciate and can fully market the technical attributes of our products to the consumer best sell our Teva products.

UGG.  We sell our UGG products primarily through high-end department stores such as Nordstrom, Neiman Marcus and Saks Fifth Avenue, as well as independent specialty retailers such as Journey’s, David Z. and Sport Chalet. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who seeks out the fashion and functional elements of our UGG products.

Simple.  Our Simple products are targeted primarily towards select department stores, outdoor specialty accounts, independent specialty retailers, surf shops, and health and wellness accounts that target consumers seeking comfortable, high quality, and sustainable footwear. Key accounts such as Nordstrom, Dillard’s, REI, Whole Earth Provision, Hobie Sports, and Whole Foods Market cater to consumers in Simple brand’s demographic — men and women between the ages of 21 and 35.

We distribute products sold in the United States through our 126,000 square foot distribution center in Ventura, California and our 300,000 square foot distribution center in Camarillo, California. Our distribution centers feature an inventory management system that enables us to efficiently pick and pack products for direct shipment to retailers across the country. For certain customers requiring special handling, each shipment is pre-labeled and packed to the retailer’s specifications, enabling the retailer to easily unpack our product and immediately display it on the sales floor. All incoming and outgoing shipments must meet our rigorous quality inspection process.

Consumer Direct

Our Consumer Direct business includes our retail outlet stores and the retailing operations of our internet and catalog business. We acquired the internet and catalog business as part of the acquisition of the Teva Rights. The Consumer Direct business enables us to reach consumers through our internet business under the Teva.com, UGGs.com, UGGAustralia.com and SimpleShoes.com internet addresses, through direct mailings under our catalog business and through our five retail outlet stores. Our mailing list includes approximately 545,000 consumers who have purchased at least once in the past 36 months. Our internet and catalog business is headquartered in Flagstaff, Arizona and order fulfillment is performed by our wholesale distribution centers in Ventura and Camarillo, California in order to reduce the cost of order cancellation, minimize out of stock positions and further leverage our distribution center occupancy costs. In 2006, we opened three new retail outlet stores across the U.S. in addition to our existing store in Ventura, California, which today sell all three of our brands. We also opened our first UGG brand concept store in New York, New York in 2006. Our retail stores enable us to meet the growing demand for these products. Products sold through our Consumer Direct business are sold at prices which approximate retail prices, enabling us to capture the full retail margin on each direct transaction.

Marketing and Advertising

Our brands are generally advertised and promoted through a variety of consumer print advertising campaigns. We benefit from highly visible editorial coverage in both consumer and trade publications. Each brand’s dedicated marketing team works closely with targeted accounts to maximize advertising and promotional effectiveness. We incurred approximately $8,687, $10,536, and $17,315 in advertising, marketing and promotional expenses in 2004, 2005 and 2006, respectively.

Teva.  We use the following marketing methods to promote the Teva brand:

•	targeted print advertising;

•	sponsorship of a variety of festivals, events and competitions, such as Reggae on the River and the Teva Mountain Games;

•	contracted athletes and teams, such as the Teva Whitewater Team and the Teva U.S. Mountain Running Team;

•	discount programs to professional river guides, kayakers, mountain bikers and rock climbers;

•	product seeding with various athletes and trendsetters; and

•	in-store promotions with key accounts.

We market the Teva brand through the placement of print advertisements in leading outdoor magazines such as Outside, National Geographic Adventurer, Backpacker and Canoe and Kayak. As we have introduced new sub-categories and collections, we have broadened our advertising presence to reach new consumers. For example, we advertise our performance trail running shoes in Runner’s World, Trail Runner and Running Times, among other publications. To support our casual lines, we advertise in more mainstream publications such as Women’s Health, Men’s Journal and, Yoga Journal.

The Teva brand is rooted in outdoor lifestyle pursuits such as river rafting, kayaking, mountain biking, hiking and trail running. We sponsor outdoor events in the U.S. including the Teva Mountain Games at Vail, Colorado, the

Teva Vail Trail Running Series, the Santa Cruz Surf Kayak Festival in Santa Cruz, California and the Reggae on the River event in Garberville, California, among others. Internationally, we sponsor outdoor events in France, Switzerland and Italy in order to increase our brand visibility to the core European outdoor consumer. We are also the presenting sponsor of MacGillivray Freeman’s new documentary IMAX film, “Grand Canyon Adventure 3-D” to be released in IMAX theaters in March 2008, featuring natural resource advocate, Robert Kennedy Jr., and world-renowned explorer, Wade Davis. We believe our sponsorship activity in these areas links the Teva brand with its outdoor heritage and generates increased product exposure and brand awareness.

We also sponsor some of the world’s best male and female professional and amateur outdoor athletes across several sports. Our Teva promotional team attends events across the United States in dedicated, state-of-the-art promotional vehicles prominently featuring our Teva logo. The promotions team showcases Teva products at events and provides consumers with the opportunity to see and sample our latest styles. We believe by outfitting and sponsoring these highly visible athletes and teams, we create brand and product awareness among our targeted consumers.

UGG.  We seek to build upon the success of our UGG brand’s national print advertising campaign. We currently advertise in upscale national magazines such as Vogue, Teen Vogue, Glamour, Vanity Fair, and O Magazine. UGG Australia also began men’s focused advertising with its 2005 campaign, including print advertising in Outside, Men’s Vogue, GQ, and Surfer. We believe such advertising is an effective means to target our intended consumers and to convey the comfort and luxury of UGG products. We also benefit from editorial coverage of the UGG collection. Numerous articles have appeared in such magazines as Glamour, InStyle, Cosmopolitan, Marie Claire, People, US Weekly, Maxim, Shape, Self, O Magazine and Real Simple. In 2003, Footwear News, a leading industry trade publication, awarded UGG Australia “Brand of the Year.” In 2004, UGG was awarded “Brand of the Year” by Footwear Plus, another leading trade publication, and was recognized with the ACE Award for the “it” accessory of the year by the Accessories Council. International exposure has also expanded with features in leading fashion publications like Vogue Japan, Elle Japan, Marie Claire UK, and Vogue UK.

We also actively seek to place UGG products at selected events. During the 2002 Winter Olympic Games we outfitted all of the children in the Children of the Light performance with UGG boots. During the Medal Ceremonies, Olympic staff presenting medals to the Olympic athletes also wore UGG boots. In collaboration with our Switzerland distributor, we produced a special edition UGG cold weather boot featuring a matching red-outsole for the entire 2006 Swiss Olympic Team. We believe this product placement further strengthened the consumer’s image of UGG products as high quality, luxurious sheepskin goods well-suited for use in cold weather.

We also have improved visibility of the UGG brand through placement of the product in selected television shows and feature films. UGG products have appeared on numerous shows, including Entourage, The Sopranos, Gilmore Girls, The Oprah Winfrey Show, The King of Queens, Still Standing, Will and Grace, Men in Trees, The OC, The George Lopez Show, Jeopardy and Saturday Night Live. Our marketing efforts have also resulted in UGG product appearances in the following recent feature films: In Her Shoes starring Cameron Diaz, Fever Pitch starring Drew Barrymore and Jimmy Fallon and The Matador starring Pierce Brosnan. In addition, the UGG brand has been embraced by Hollywood celebrities, who are often seen and photographed wearing UGG boots. This celebrity exposure for UGG products has been the subject of recent publicity including articles in US Weekly, USA Today, The New York Post, People and People.com. UGG boots have been a featured item on the Oprah Winfrey “Oprah’s Favorite Things” gift show in 2000, 2003 and 2005 and her surprise baby shower for military families in 2004. We believe our target consumer identifies with celebrities and that greater exposure further heightens awareness of the brand and stimulates sales.

Simple.  We believe that our consumers are looking for brands that do more than their part to ensure that the world we all share is respected and cared for. Our commitment to produce and market our products in a sustainable manner is a mirror image of our consumers’ commitment to purchase products made in the same fashion. We will continue to set the brand up as the world leader in sustainable footwear through all marketing initiatives. We have actively advertised in Alternative Weekly newspapers throughout key markets in the U.S. This has been a very successful initiative in terms of building relationships with both consumers and retailers alike in their own home towns. We will continue with this strategy with Green Toe and ecoSNEAKS through increased impressions and adding new markets. As part of its increased marketing efforts, the Simple brand is also rolling out a national print advertising campaign targeted at various demographic groups, which will include print ads targeted at the ecologically-minded consumer through magazines like RollingStone, Vanity Fair, Surfer, and Surfing. We also reach a targeted on-line consumer through sustainability websites like Treehugger.com. We will continue to advertise on TheOnion.com, which compliments the Onion print campaign in key markets. In addition, we are active on Surfer Magazine’s well-populated website.

In 2006, we sponsored environmental-themed concerts, film festivals, and “green” expos to show that we are truly the world leader in sustainable footwear. Our most successful events in 2006 were Jack Johnson’s Kokua Festival in Hawaii, the High Sierra Music Festival in Northern California, and the Green Festivals in Washington, DC and San Francisco. Earth Day 2006 enjoyed some of the most extensive coverage of the brand compared to recent years; therefore, Earth Day 2007 will be a major focus for our future promotion campaigns. We plan to be present at several local Earth Day celebrations in 2007 in key markets such as San Francisco, New York, Boulder, and Santa Barbara. Our Earth Day promotions will be supported with local advertising and community outreach.

SimpleShoes.com is one of the major media communicating our key marketing initiatives. We drive traffic to the website through virtual marketing like MySpace.com, web advertising, and on-line cross promotions with musician, philanthropic, and environmental action partners like Nickel Creek, Jack Johnson, and StopGlobalWarming.org.

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

To ensure that high performance technical products continue to satisfy the requirements of the Teva brand’s historical consumer base of performance-oriented “core enthusiasts,” our design staff solicits input from our Team Teva whitewater athletes, the Teva U.S. Mountain Running Team and other professional outdoorsmen, as well as several of our key retailers, including REI, Eastern Mountain Sports, Dick’s Sporting Goods and L.L. Bean. We regularly add new innovations, components and styles to our product line based on their input. For example, for 2007, our proprietary Wraptor technology is incorporated into performance running sandals, trail runners, and light hikers. In addition, for specific traction and durability requirements, we have added variations of our proprietary Spider Rubber compound which now includes Original Spider Rubber — a sticky, non-slip rubber outsole material for use across wet and dry terrain, SSR — a super sticky rubber compound for use specifically in extreme water conditions to provide superior grip on smooth wet surfaces, like rocks, fiberglass, and raft rubber; and Spider XC — an off-road hybrid that combines the non-slip traction of Spider Rubber with durability for use in both wet and dry conditions.

Our UGG and Simple products are designed to appeal to consumers seeking our distinctive and innovative styling. We strive to be a leader in product uniqueness and appearance by regularly updating our UGG and Simple lines, which also generates further awareness and interest in the UGG and Simple collections. In our UGG line, we have successfully evolved the product offering over the last few years from its original sheepskin heritage to a diverse collection of luxury and comfort styles suited for a variety of climates and seasons. The evolution of our Simple line has resulted in many new categories for the brand, including the recent introduction of the first successful truly sustainable footwear in our Green Toe collection. We believe that our commitment to being 100% sustainable sets us up as the world leader in sustainable footwear and accessories. We believe our ability to incorporate up-to-date styles while remaining true to our heritage, combined with performance-oriented features consumers have come to expect, results in continued enthusiasm for our brands in the marketplace.

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

Manufacturing

We do not manufacture our footwear. We outsource the manufacturing of our Teva, Simple and UGG footwear to independent manufacturers in China. We also outsource the manufacturing of our UGG footwear to independent manufacturers in New Zealand and Australia. We require our independent contract manufacturers and designated suppliers to adopt our Factory Charter and to comply with all local laws and regulations governing human rights, working conditions and environmental compliance, before we are willing to place business with them. We require our licensees to demand the same from their contract factories and suppliers. We have no long-term contracts with our manufacturers. As we grow, we expect to continue to rely exclusively on independent manufacturers for our sourcing needs.

The production of footwear by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. To ensure the production of high quality products, many of the materials and components used in production of our products by these independent manufacturers are purchased from independent suppliers designated by us. Excluding sheepskin, we believe that substantially all the various raw materials and components used in the manufacture of our footwear, including rubber, leather and nylon webbing are generally available from multiple sources at competitive prices. We outsource our manufacturing requirements on the basis of individual purchase orders rather than maintaining long-term purchase commitments with our independent manufacturers.

At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their skins from Australia and New Zealand. We maintain a constant dialog with the tanneries to monitor the supply of sufficient high quality sheepskin available for our projected UGG footwear production. To ensure adequate supplies for our manufacturers, we forecast our usage of top grade sheepskin one year in advance at a forward price. We believe supplies are sufficient to meet our needs in the near future, but we continue to search for alternate suppliers in order to accommodate any unexpected future growth.

Simple Shoes continues to innovate the design, development and production of sustainable footwear through the sourcing of environmentally friendly materials. With the global trend of companies embracing the sustainable green movement in materials, sourcing and availability of these materials may be impacted in the near future. Strong relationships are being established with suppliers, and we are developing strategies to keep supply chain needs fulfilled for the future.

We maintain on-site supervisory offices in Pan Yu City, China and Macau that serve as local links to our independent manufacturers, enabling us to carefully monitor the production process, from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement.

We have instituted pre-production and post-production inspections to meet or exceed the high quality demanded by consumers of our products. Our quality assurance program includes on-site inspectors at our independent manufacturers who oversee the production process and perform quality assurance inspections. We also inspect our products upon arrival at our U.S. distribution center.

Patents and Trademarks

We now hold more than fifty utility and design patents and registrations in the U.S. and abroad. Our U.S. patent for the Teva Universal Strapping System, which is used in many of our Teva sandals, expires in 2007. Corresponding patents in Australia, New Zealand and Korea expire in 2008. We also currently hold trademark registrations for TEVA, UGG and SIMPLE in the U.S. and in many other countries, including the countries of the European Union, Canada, Japan and Korea. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties. Deckers and its predecessors have successfully enforced their intellectual property rights in the courts and other forums, obtaining numerous judgments, consent judgments and settlement agreements that uphold the validity of Deckers’ patent, trademark and trade dress rights.

Seasonality

Our business is seasonal, with the highest percentage of Teva brand net sales occurring in the first and second quarters of each year and the highest percentage of UGG brand net sales occurring in the third and fourth quarters of each year. To date, the Simple brand has not had a seasonal impact on the Company. With the dramatic growth in UGG product sales in recent years, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for each of our brands in 2007, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See “Risk Factors.”

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

Competition

The casual, outdoor, athletic and fashion footwear markets are highly competitive. We compete with numerous domestic and foreign footwear designers, manufacturers and marketers. Teva primarily competes with Nike, Adidas-Salomon, Timberland, Merrell, Chaco, Reef, Columbia Sportswear, Crocs and Keen. Our UGG footwear line primarily competes with Emu, Merrell, Acorn, Aussie Dogs, LB Evans and Timberland, as well as retailers’ own private label footwear. In addition, due to the popularity of our UGG products, we face increasing competition from a significant number of competitors selling “knock-off” products. Our Simple line primarily competes with Vans, Converse, Clarks, Merrell, Keen, Patagonia, Sanuk, and Earth. Some of our competitors are significantly larger and have significantly greater resources than we do.

Our three footwear lines compete primarily on the basis of brand recognition and authenticity, product quality and design, functionality, performance, fashion appeal and price. Our ability to successfully compete depends on our ability to:

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

Employees

At December 31, 2006, we employed 276 employees in our U.S. facilities and 43 employees located in the Far East and the U.K., none of whom is represented by a union. We believe our relationships with our employees are good.

Financial Information about Segments and Geographic Areas

Our four reportable business segments include the strategic business units responsible for the worldwide operations of each of our brands — Teva, Simple and UGG, as well as our Consumer Direct retailing business. The following table shows our domestic and international revenues for each of the years ended December 31, 2004, 2005, and 2006.

	Years Ended December 31,
	2004	2005	2006

Net sales by location:
U.S	$175,419	$229,487	$266,092
International	39,368	35,273	38,331

Total	$214,787	$264,760	$304,423

Refer to note 8 to our accompanying consolidated financial statements for further discussion of our business segment data and our long-lived assets that are attributable to our domestic versus foreign operations.

Available Information

Our internet address is www.deckers.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Our UGG brand has experienced strong growth over the past few years, with net wholesale sales of UGG products having increased from $23,491 in 2002 to $182,369 in 2006, representing a compound annual growth rate of 66.9%. We do not expect to sustain this growth rate in the future. UGG products may be a fashion item that could go out of style at any time. UGG products represent a significant portion of our business, and if UGG product sales were to decline or to fail to increase in the future, our overall financial performance could be adversely affected.

Our Teva brand may continue to decline.

During 2006, our Teva brand experienced a decline in revenue of 6.4% versus 2005. We conducted our annual impairment test as of December 31, 2006 and concluded that the fair value of the Teva trademarks was below the carrying value, and accordingly, in the fourth quarter of 2006, we recorded an impairment loss of $15,300, included in income from operations. If Teva product sales continue to decline to a point that the fair value of our Teva reporting unit does not exceed its carrying value, we may be required to further write down the related intangible assets, the goodwill or both, causing us to incur additional impairment charges. Further impairment charges could materially affect our consolidated financial position and results of operations. As of December 31, 2006, management feels the goodwill and intangible assets are stated appropriately under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

We may experience shortages of top grade sheepskin, which could interrupt product manufacturing and increase product costs.

We depend on a limited number of key resources for sheepskin, the principal raw material for our UGG products. In 2006, two suppliers provided all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of an infected herd and could have a material adverse effect on the availability of top grade sheepskin for our products. Additionally, the supply of sheepskin can be adversely impacted by drought conditions. Our potential inability to obtain top grade sheepskin for UGG products could impair our ability to meet our production requirements for UGG products in a timely manner and could lead to inventory shortages, which can result in lost potential sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. Additionally, there have been significant increases in the prices of top grade sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass higher prices on to our customers.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have difficulty filling our customers’ orders.

Because the footwear industry has relatively long lead times for design and production, we must commit to production tooling and production volumes many months before consumer tastes become apparent. The footwear industry is subject to fashion risks and rapid changes in consumer preferences, as well as the effects of weather, general market conditions and other factors affecting demand. Our large number of models, colors and sizes in our three product lines exacerbates these risks. As a result, we may fail to accurately forecast styles and features that will be in demand. If we overestimate demand for any products or styles, we may be forced to liquidate excess inventories at a discount to customers, resulting in higher markdowns and lower gross margins. Further, the excess inventories may prolong our cash flow cycle, resulting in reduced cash flow and increased liquidity risks. Conversely, if we underestimate consumer demand for any products or styles, we could have inventory shortages, which can result in lost potential sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. This may be particularly true with regard to our UGG product line, which has experienced strong consumer demand and rapid sales growth.

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

Our financial success is directly related to the success of our customers and the willingness of our customers to continue to buy our products. We do not have long-term contracts with any of our customers. Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our customers. If we cannot fill our customers’ orders in a timely manner, our relationships with our customers may suffer, and this could have a material adverse effect on our business. Furthermore, if any of our major customers experiences a significant downturn in its business, or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

  Certain of our customers account for a significant portion of our sales and the loss of one or more of these key customers would significantly reduce our sales.

Our five largest customers accounted for approximately 27.0% of net sales in 2005 and 27.6% of net sales in 2006. Nordstrom, our single largest customer, accounted for greater than 10% of net sales in 2005 and 2006. Any potential loss of a key customer, or a significant reduction in sales to a key customer, could have a material adverse effect on our business, results of operations and financial condition.

Establishing and protecting our trademarks, patents and other intellectual property is costly and difficult. If our efforts to do so are unsuccessful, the value of our brands could suffer.

We believe that our trademarks and other intellectual property rights are of value and are integral to our success and our competitive position. Some countries’ laws do not protect intellectual property rights to the same extent as do U.S. laws. From time to time, we discover products in the marketplace that infringe upon our trademark, patent, copyright and other intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of patent and trade dress rights, continued sales of such competing products by third parties could adversely impact our business, financial condition and results of operations. If our brands are associated with competitors’ inferior products, this could also adversely affect the integrity of our brands. Furthermore, our efforts to enforce our trademark and other intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our trademark and other intellectual property rights. Similarly, from time to time we may be the subject of litigation challenging our ownership of intellectual property. Loss of our Teva, UGG or Simple trademark, patent or other intellectual property rights could have a material adverse effect on our business.

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

In particular, we are experiencing more infringers of our UGG trademark and more counterfeit products seeking to benefit from the consumer demand for our UGG products. Enforcement of our rights to the UGG trademark faces many challenges due in part to the proliferation of the term UGG in third party domain names that promote counterfeit products or otherwise use the trademark UGG without our permission. In spite of our enforcement efforts, we expect such unauthorized use to continue, which could result in a loss of sales for authorized UGG products and a diminution in the goodwill associated with the UGG trademark.

As our patents expire, our competitors will be able to copy our technology or incorporate it in their products without paying royalties.

Patents generally have a life of twenty years from filing, and some of our patents will expire in the next few years. For example, the patent for our Universal Strapping System used in many of our Teva sandals will expire in September 2007. Our Universal Strapping System is currently used in many of our Teva sandals. Once patent protection has expired, our competitors can copy our products or incorporate our innovations in their products without paying royalties. To combat this, we must continually create new designs and technology, obtain patent protection and incorporate the new technology or design in our footwear. We cannot provide assurance that we will be able to do so. Sales of our Teva sandals may decline significantly if we incorporate substitute technologies in lieu of our Universal Strapping System for our Teva sandals.

If our customers cancel existing orders, we may have excess inventory; if customers postpone delivery of existing orders to future periods, we may not achieve sales and earnings targets for the period, which could have a negative impact on our stock price.

We receive customer orders and indications of future orders, which we use to determine which inventory items to purchase. We also use the timing of delivery dates in our customer orders to forecast our sales and earnings for future periods. If our customers cancel existing orders, it may result in lower sales, as well as excess inventories that could lead to inventory write-downs and closeouts, resulting in lower gross margins. The excess inventories could also have a negative impact on our cash flow. If customers postpone delivery of their orders, we may not achieve our expected sales and earnings forecasts for the period, which could have a negative impact on our stock price.

Because we depend on independent manufacturers, we face challenges in maintaining a continuous supply of goods that meet our quality standards.

We use independent manufacturers to produce all of our products, with the majority of the production occurring among five manufacturers in China. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain manufacturing capacity. The manufacturers in turn depend upon their suppliers of raw materials. We do not exert direct control over either the independent manufacturers or their raw materials suppliers, so we may be unable to obtain timely delivery of acceptable products.

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

All of our current third party manufacturers are in China, New Zealand and Australia with substantially all production performed by five manufacturers in China. Foreign manufacturing is subject to numerous risks, including the following:

•	tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules, including the potential threat of anti-dumping duties and quotas which may be imposed by the European Union on the import of certain types of footwear from China;

•	increasing transportation costs due to energy prices or other factors;

•	poor infrastructure and shortages of equipment, which can delay or interrupt transportation and utilities;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds;

•	changing economic conditions;

•	changes in governmental policies;

•	environmental regulations;

•	labor unrest, which can lead to work stoppages and interruptions in transportation or supply;

•	shipping delays, including those resulting from labor issues, work stoppages or other delays at the port of entry or port of departure;

•	political unrest, which can interrupt commerce and make travel dangerous; and

•	expropriation and nationalization.

In particular, because most of our products are manufactured in China, adverse change in trade or political relations with China or political instability in China could severely interfere with the manufacture of our products and could materially adversely affect our results of operations. Uncertainty regarding the short-term and long-term effects of the severe acute respiratory syndrome, or SARS, and the outbreak of avian influenza in China and elsewhere in the Far East could disrupt the manufacture and transportation of our products, which would harm our results of operations.

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

We require our independent contract manufacturers and designated suppliers to adopt our Factory Charter and to comply with all local laws and regulations governing human rights working conditions and environmental protection before we are willing to place business with them. Nevertheless we do not control the labor practices of these factories and suppliers. If one of them violates our labor standards by, for example, using convicted, forced or indentured labor or child labor, fails to pay compensation in accordance with local law or fails to operate its factories in compliance with local safety or environmental requirements, we likely would immediately cease dealing with that manufacturer or supplier, and we could suffer an interruption in our product supply chain. In addition, the manufacturers’ or designated suppliers’ actions could damage our reputation and the value of our brands, resulting in negative publicity and discouraging customers and consumers from buying our products.

Similarly, we do not control our licensees or any of their suppliers or their respective labor practices. If one of our licensees violates our labor standards or local laws, we would likely immediately terminate the license agreement, which would reduce our license revenue. In addition, the licensee’s actions could damage our reputation and the value of our brands. We also may not be able to replace the licensee.

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

If our licensing manager cannot properly manage the licensees of their respective brands, our growth strategy could be impaired.

Our growth strategy and future profits depend upon our licensing manager finding and successfully managing licensees for each of our brands. Our licensing manager may not be able to successfully implement the licensing aspect of our growth strategy and develop and manage profitable license arrangements. We compete for opportunities to license our brands with other companies who have greater resources than we do and who may have more valuable brands and more licensing experience than we do. As a result, even if we do identify a suitable licensee, we may lose the opportunity to a competitor. Our licensing managers’ failure to execute our licensing strategy successfully could negatively impact our results of operations.

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

Our future success and growth depend on the continued services of our Chief Executive Officer and our senior executives as well as other key officers and employees. The loss of the services of any of these individuals or any other key employee could materially affect our business. Our future success depends on our ability to identify, attract and retain additional qualified personnel and to identify and hire suitable replacements for departing employees in key positions on a timely basis. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them.

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

The footwear industry historically has been subject to cyclical variation and decline in performance when consumer spending decreases or softness appears in the retail market. Many factors affect the level of consumer spending in the footwear industry, including:

•	general business conditions;

•	interest rates;

•	the availability of consumer credit;

•	change in demographic spending;

•	weather;

•	taxation; and

•	consumer confidence in future economic conditions.

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

Our common stock is traded on the NASDAQ Global Select Market. While our average daily trading volume for the 52-week period ended February 28, 2007 was approximately 310,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing prices of our common stock, as reported by the NASDAQ Global Select Market, have ranged from $34.18 to $66.29 for the 52-week period ended February 28, 2007. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

•	changes in expectations of our future performance;

•	changes in estimates by securities analysts (or failure to meet such estimates);

•	quarterly fluctuations in our sales and financial results;

•	broad market fluctuations in volume and price; and

•	a variety of risk factors, including the ones described elsewhere in this Annual Report on Form 10-K and in our other periodic reports.

Accordingly, the price of our common stock is volatile and any investment in our securities is subject to risk of loss.

Anti-takeover provisions or our certificate on incorporation, bylaws, stockholder rights plan and Delaware law could prevent or delay a change in control of our company, even if such change of control would benefit our stockholders.

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such a change in control might benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. The provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for our common stock. These provisions include the following:

•	authorization of “blank check” preferred stock, which our board of directors could issue with provisions designed to thwart a takeover attempt;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	a prohibition against stockholder action by written consent and a requirement that all stockholder actions be taken at a meeting of our stockholders; and

•	advance notice requirements for nominations for election to our board of directors or for proposing matter that can be acted upon by stockholder meetings.

We adopted a stockholder rights plan in 1998 under a stockholder rights agreement intended to protect stockholders against unsolicited attempts to acquire control of our company that do not offer what our board of directors believes to be an adequate price to all stockholders or that our board of directors otherwise opposes. As part of the plan, our board of directors declared a dividend that resulted in the issuance of one preferred share purchase right for each outstanding share of our common stock. Unless extended, the preferred share purchase rights will terminate on November 11, 2008. If a bidder proceeds with an unsolicited attempt to purchase our stock and acquires 20% or more (or announces its intention to acquire 20% or more) of our outstanding common stock, and the board of directors does not redeem the preferred stock purchase right, the right will become exercisable at a price that significantly dilutes the interest of the bidder in our common stock.

The effect of the stockholder rights plan is to make it more difficult to acquire our company without negotiating with the board of directors. However, the stockholder rights plan could discourage offers even if made at a premium over the market price of our common stock, and even if the stockholders might believe the transaction would benefit them.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which limits business combination transactions with 15% or greater stockholders that our board of directors has not approved. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation with our board of directors. These provisions apply even if some stockholders would consider the transaction beneficial.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located in Goleta, California. We have two distribution centers in California, our internet and catalog operations in Arizona, and five retail stores in the U.S. ranging from 3,000 to 3,500 square feet. We also have a small office in China to oversee the quality and manufacturing standards of our products, a small office in Macau to coordinate logistics, and a small office in the U.K. to oversee European operations. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers in China, Australia and New Zealand. We lease, rather than own, all of our facilities from unrelated parties. Most of our facilities are attributable to all segments of our business and are not allocated to the segments. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.

The following table reflects the location, use, segment, and approximate size of our significant physical properties:

			Approximate
Facility Location	Description	Business Segment	Square Footage

Camarillo, California	Warehouse Facility	unallocated	300,000
Ventura, California	Warehouse Facility and Retail Outlet	unallocated	126,000
Goleta, California	Corporate Offices	unallocated	30,000

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “DECK.” The following table shows the range of low and high closing sale prices per share of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	Common Stock
	Price Per Share
	Low	High

Year ended December 31, 2005:
First Quarter	$34.95	$45.43
Second Quarter	$21.07	$35.00
Third Quarter	$21.75	$28.42
Fourth Quarter	$17.15	$30.35
Year ended December 31, 2006:
First Quarter	$29.16	$40.54
Second Quarter	$34.50	$43.56
Third Quarter	$34.18	$48.09
Fourth Quarter	$47.07	$60.31

As of February 28, 2007, there were 98 record holders of our common stock and we believe there are approximately 19,000 beneficial holders of our common stock.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Composite Index and a peer group index for the five-year period commencing December 31, 2001 and ending December 31, 2006. The data represented below assumes $100 invested in each of the Company’s Common Stock, the NASDAQ Composite Index and the peer group index on December 31, 2001. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts.

Comparison of Total Return

	December 31,
	2001	2002	2003	2004	2005	2006

Deckers Outdoor Corporation	100.0	78.6	482.4	1,105.7	649.9	1,410.6
Athletic Shoe Index*	100.0	85.4	132.7	173.8	172.3	194.5
NASDAQ Composite Index	100.0	69.8	104.9	113.7	116.2	128.1

*	Athletic Shoe Index peer group consists of K-Swiss Inc., Kenneth Cole Productions, Inc., Nike Inc., Rocky Brands, Inc., Stride Rite Corporation, Timberland Company, and Wolverine World Wide Inc. In previous years, this peer group index also included Fila Holding SPA, which has been excluded from the index in all periods presented above, as its securities are no longer publicly-traded. Vans Inc., which was previously in our peer group index, was acquired by VF Corp in 2005 and has also been excluded. Reebok International Ltd. also was previously included in our peer group index, was acquired by Adidas-Salomon AG in 2005 and has been excluded.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table represents securities authorized for issuance under our equity compensation plans as of December 31, 2006:

Number of
securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
	and rights	and rights	for future issuance

Equity compensation plans approved by security holders	466,000	$6.59	1,913,000
Equity compensation plans not approved by security holders	—	—	—

Total	466,000	$6.59	1,913,000

Item 6.  Selected Financial Data

We derived the following selected consolidated financial data from our consolidated financial statements, which have been audited by KPMG LLP, our independent registered public accountants. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following consolidated financial information together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Statement of Operations Data
Net sales:
Teva wholesale	$64,849	$72,783	$83,477	$80,446	$75,283
UGG wholesale	23,491	34,561	101,806	150,279	182,369
Simple wholesale	10,159	7,210	9,633	6,980	10,903
Consumer Direct	608	6,501	19,871	27,055	35,868

Net sales	99,107	121,055	214,787	264,760	304,423
Cost of sales	57,577	69,710	124,354	153,238	163,224

Gross profit	41,530	51,345	90,433	111,522	141,199
Selling, general and administrative expenses	34,954	32,407	47,971	59,254	73,989
Litigation expense (income)(1)	3,228	(500)	—	—	—
Impairment loss(3)	—	—	—	—	15,300

Income from operations	3,348	19,438	42,462	52,268	51,910
Other expense (income), net	504	4,554	2,239	25	(2,371)

Income before income taxes and cumulative effect of accounting change	2,844	14,884	40,223	52,243	54,281
Income taxes	1,224	5,730	14,684	20,398	22,759

Income before cumulative effect of accounting change	1,620	9,154	25,539	31,845	31,522
Cumulative effect of accounting change, net of $843 income tax benefit(2)	(8,973)	—	—	—	—

Net (loss) income	$(7,353)	$9,154	$25,539	$31,845	$31,522

Per common share:
Basic net income before cumulative effect of accounting change	$0.17	$0.91	$2.32	$2.58	$2.52
Cumulative effect of accounting change(2)	(0.96)	—	—	—	—

Basic net (loss) income	$(0.79)	$0.91	$2.32	$2.58	$2.52

Diluted income before cumulative effect of accounting change	$0.17	$0.77	$2.10	$2.48	$2.45
Cumulative effect of accounting change(2)	(0.92)	—	—	—	—

Diluted net (loss) income	$(0.75)	$0.77	$2.10	$2.48	$2.45

Weighted average common shares outstanding:
Basic	9,328	9,610	11,005	12,349	12,519
Diluted	9,806	11,880	12,142	12,866	12,882

(1)	The litigation expense (income) includes: (i) expenses of $3,228 in 2002 related to a lawsuit filed against us in Montana in 1995 which we settled and paid in full in 2002, and (ii) income of $500 in 2003 related to a European anti-dumping duties matter that was ultimately resolved in our favor in 2003.

(2)	Our adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 resulted in a goodwill impairment charge of $8,973 (net of the related income tax benefit of $843), or $0.92 per diluted share, during 2002.

(3)	The impairment loss in 2006 relates to our Teva trademarks. During our annual assessment of goodwill and other intangible assets, we concluded that the fair value was lower than the carrying amount and therefore wrote down the trademarks to their fair value.

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$3,941	$6,662	$10,379	$50,749	$34,255
Working capital	$22,453	$22,803	$69,854	$107,120	$151,688
Total assets	$120,857	$119,579	$173,995	$208,391	$249,973
Long-term debt, including current installments	$39,028	$30,287	$—	$—	$—
Total stockholders’ equity	$65,227	$70,524	$140,996	$177,555	$214,238

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. We sometimes use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:

•	our business, growth, operating and financing strategies;

•	our product mix;

•	the success of new products;

•	the impact of seasonality on our operations;

•	expectations regarding our net sales and earnings growth;

•	our development of international distribution channels; and

•	trends affecting our financial condition or results of operations.

We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Item 1A, “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen.

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

Overview

We are a leading designer, producer and brand manager of innovative, high-quality footwear and the category creator in the sport sandal, luxury sheepskin, and sustainable footwear segments. We market our products under three proprietary brands:

•	Teva®: High performance sport sandals and rugged outdoor footwear;

•	UGG®: Authentic luxury sheepskin boots and a full line of luxury and comfort footwear; and

•	Simple®: Innovative sustainable lifestyle footwear and accessories.

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

Teva Brand Overview

We initially produced Teva products under a license from the inventor of the Teva Universal Strap technology, Mark Thatcher. In November 2002, we purchased from Mr. Thatcher the Teva worldwide assets, including the Teva internet and catalog business and all patents, trade names, trademarks and other intellectual property associated with the acquired Teva assets, which we refer to collectively as the Teva Rights.

From fiscal 2002 to 2004, wholesale net sales of Teva brand products increased at a compound annual growth rate of 13.5%. However, for fiscal years 2005 and 2006, wholesale net sales of Teva products decreased by approximately 3.6% and 6.4%, respectively, compared to the year ago periods. We attribute this decline in sales primarily to a prolonged period of weak product innovation, coupled with a significant increase in competitor activity. We began to address this situation in 2006 by dedicating significantly greater resources to product planning, design, and development, and through aggressive marketing. We also repositioned the Teva brand to a younger target consumer. In the third and fourth quarters of 2006, we had higher full price sales compared to the same periods in 2005. For the third and fourth quarters of 2006, the Teva brand’s wholesale net sales increased by 1.0% and 15.9%, respectively, compared to the same periods of 2005. We expect Teva brand growth to be in the mid-teens year over year in 2007.

We performed our annual impairment test of goodwill and nonamortizable intangible assets as of December 31, 2006 and determined that there was no impairment of goodwill. However, we concluded that the fair value of our Teva brand trademarks was lower than the carrying amount and recorded a $15,300 impairment loss in a separate line item within income from operations, and as a part of our Teva reportable segment.

Despite the slight decrease in sales for 2006, the Teva brand sales increased 15.9% in the fourth quarter of 2006 over the fourth quarter 2005. In the second half of 2005, steps were taken to reduce our inventory of old Teva product. Beginning in the first quarter of 2006, we significantly increased our investment in measurable media (advertising and in-store display materials). We shifted the target of our advertising to a younger, trend-setting consumer. We also introduced a modest collection of new styles for both Spring and Fall 2006. As a result, 2006 closeout sales represented a significantly smaller percentage of total sales compared to 2005.

We see a continuing shift in consumer preferences and lifestyles to include more outdoor recreational activities. The Teva brand has remained popular among professional and amateur outdoor enthusiasts, who consider the brand authentic and performance oriented. Our Spring 2007 product line is over 70% new, and includes innovative technical performance styles, as well as new colors and fresh new casual styles, which target a new generation of young outdoor athletes and enthusiasts.

To further capitalize on the growth of outdoor recreational activities and the acceptance of certain outdoor footwear products for everyday use, we will continue to explore opportunities to broaden the Teva brand’s distribution with image-enhancing retailers beyond our core outdoor specialty and sporting goods channels. Through effective channel management, we believe we can continue to expand into new distribution channels without diluting our outdoor heritage and our appeal to outdoor enthusiasts. Through appropriate channel product line expansion, we continue to broaden our product offerings beyond sport sandals to new products that meet the style and functional needs of our consumers.

UGG Brand Overview

The UGG brand has been a well-known brand in California for many years and over the past few years has become a recognized brand throughout the remainder of the country. Over the past few years, our UGG brand has received increased media exposure including increased print media in national ads and co-op advertising with our customers, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus and demand for UGG products was driven by the following:

•	consumer brand loyalty, due to the luxury and comfort of UGG footwear,

•	increased marketing in high end magazines,

•	successfully targeting high end distribution,

•	adoption by high-profile film and television celebrities as a favored footwear brand,

•	increased media attention that has enabled us to introduce the brand to consumers much faster than we would have normally been able to,

•	continued geographic expansion across the U.S. and internationally,

•	continued addition of new product categories.

We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have significantly increased our product line to approximately 125 styles in Fall 2007 from approximately 50 styles in 2002. This product line expansion includes our significantly expanded Spring and Fall 2006 Fashion Collection and Men’s offering, as well as new styles in our Driving Collection, our newly introduced Surf Collection, our Cold Weather Collection and our luxury slipper category. Nevertheless, we cannot assure investors that UGG brand sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline. For the year ended December 31, 2006, the UGG brand’s wholesale sales increased 21.4% compared to the same period in 2005.

Simple Overview

The Simple brand shoes began in 1991 as an alternative to all the over-built, over-priced, and over-hyped products in the marketplace. The brand’s foundation was built on the Old School Sneaker and the New Original Clog. In Fall 2005, as a response to the massive amount of waste produced by the footwear industry, the Simple brand launched a new collection of ecologically friendly footwear called Green Toe, a product collection that consists of 100% sustainable materials and that we hope will revolutionize the footwear industry. We have repositioned the brand to be focused on becoming the world leader in sustainable footwear and accessories. In 2005, we also hired an in-house public relations manager, increased our print media campaigns, as well as improved our distribution initiatives through the establishment of dedicated sales representatives in key markets. These strategies, combined with innovative products and unique marketing, have created strong relationships with our retailers. It is more apparent now that the brand is dedicated to creating a cohesive and consistent message to both the retailer and consumer. In 2006, our men’s and women’s products performed well at retail, as demand continues to increase for our Green Toe products. We increased our account base both domestically and internationally. We also expanded our presence into additional retail stores with our key accounts. These efforts resulted in an increase of 56.2% of wholesale net sales of Simple brand products for the year ended December 31, 2006, compared to the same period in 2005. Simple’s mission is to be the world leader in sustainable footwear and accessories as we continue to bring fresh product designs to the market and implement our sales strategy to expand distribution channels.

Consumer Direct Overview

Our Consumer Direct business includes our internet and catalog retailing operations as well as our retail stores. We acquired our internet and catalog retailing business in November 2002 as part of the acquisition of the Teva Rights. In addition, we have opened three new retail outlet stores, one in Camarillo, California, one in Wrentham, Massachusetts and one in Riverhead, New York along with our existing store in Ventura, California. We also opened our first UGG brand concept store in New York, New York in 2006. Based on the success of the existing stores, we currently plan to open one or two additional retail outlet stores in select premium outlet malls in the U.S., as well as another UGG brand concept store in in a major metropolitan area by the end of 2007.

Our Consumer Direct business, which today sells all three of our brands, enables us to meet the growing demand for these products, to sell the products at retail prices and to provide us with significant incremental operating income. From the time we initiated our Consumer Direct business through the end of 2006, we have had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers have continued to increase reliance on the internet for footwear and other purchases and as we began to open retail outlet stores. Net sales of the Consumer Direct business increased 32.6% in the year ended December 31, 2006, compared to the same period in 2005.

Managing our internet business requires us to focus on generating internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes. We distribute approximately two million consumer brochures throughout the year to drive our catalog order business. We plan to continue to grow this business through improved website features and performance, increased marketing and European websites. Overall, our Consumer Direct business benefits from the strength of our brands and, as we grow our brands over time, we expect this business to continue to be an important segment of our business.

Licensing Overview

In 2004, we embarked on a strategy to license our footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. We currently have nine licensing agreements with six licensees for the Teva and UGG brands combined. We record licensing revenues and expenses within their respective brand. The activity is very small in relation to the consolidated operations, and we do not expect significant incremental net sales and profits from licensing in the near future.

Seasonality

Our business is seasonal, with the highest percentage of Teva brand net sales occurring in the first and second quarters of each year and the highest percentage of UGG brand net sales occurring in the third and fourth quarters. To date, the Simple brand has not had a seasonal impact on the Company.

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$64,263	$40,341	$69,193	$90,963
Income from operations	$14,399	$4,677	$14,018	$19,174

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$56,004	$41,721	$82,322	$124,376
Income from operations*	$8,914	$4,008	$17,308	$21,680

*	Included in income from operations in the fourth quarter of 2006 is a $15,300 impairment loss on our Teva trademark.

With the dramatic growth in the UGG brand in recent years, combined with the introduction of a Fall Teva product line, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for each of our brands in 2007, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Item 1A, “Risk Factors.”

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Years Ended December 31,
	2004	2005	2006

Net sales by location:
U.S	$175,419	$229,487	$266,092
International	39,368	35,273	38,331

Total	$214,787	$264,760	$304,423

Net sales by product line and Consumer Direct business:
Teva:
Wholesale	$83,477	$80,446	$75,283
Consumer Direct	4,759	4,792	5,218

Total	88,236	85,238	80,501

UGG:
Wholesale	101,806	150,279	182,369
Consumer Direct	14,415	21,354	29,092

Total	116,221	171,633	211,461

Simple:
Wholesale	9,633	6,980	10,903
Consumer Direct	697	909	1,558

Total	10,330	7,889	12,461

Total	$214,787	$264,760	$304,423

Income (loss) from operations by product line and Consumer Direct business:
Teva wholesale*	$24,901	$22,388	$3,968
UGG wholesale	31,674	48,765	73,208
Simple wholesale	45	(834)	(2,443)
Consumer Direct	5,533	6,972	9,954
Unallocated overhead costs	(19,691)	(25,023)	(32,777)

Total	$42,462	$52,268	$51,910

*	Included in Teva income from operations in 2006 is an impairment loss of $15,300 (see Impairment loss discussion below).

The following table shows certain operating data as a percentage of net sales and the increase (decrease) in each item of operating data.

	Years Ended December 31,			Percent Increase (Decrease)
	2004	2005	2006	2004 to 2005	2005 to 2006

Net sales	100.0%	100.0%	100.0%	23.3%	15.0%
Cost of sales	57.9	57.9	53.6	23.2	6.5

Gross profit	42.1	42.1	46.4	23.3	26.6
Selling, general and administrative expenses	22.3	22.4	24.3	23.5	24.9
Impairment loss	—	—	5.0	—	*

Income from operations	19.8	19.7	17.1	23.1	(0.7)
Interest expense (income) and other, net	1.1	—	(0.8)	(98.9)	*

Income before income taxes	18.7	19.7	17.8	29.9	3.9
Income taxes	6.8	7.7	7.5	38.9	11.6

Net income	11.9%	12.0%	10.4%	24.7	(1.0)

*	Calculation of percentage is not meaningful.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

Overview.  In 2006, we had net sales of $304,423 and income from operations of $51,910 compared to net sales of $264,760 and income from operations of $52,268 in 2005. These results were driven by increased UGG and Simple brand sales, partially offset by a decrease in Teva brand sales. The decrease in income from operations was the result of a $15,300 impairment loss on our Teva trademarks, partially offset by higher sales and gross margins compared to 2005.

Net Sales.  Net sales increased by $39,663, or 15.0%, in 2006 compared to 2005. The increase was due primarily to increases in sales for the UGG and Simple brand sales, partially offset by lower Teva brand sales, as discussed below. Net sales increased in 2006 due primarily to: (1) an increase in the weighted average wholesale selling price per pair, which increased 7.8% from $28.06 in 2005 to $30.25 in 2006, primarily from an increase in sales of UGG products, which carry higher average selling prices, (2) a 5.5% overall increase in the volume of footwear sold from 8.8 million pairs in 2005 to 9.3 million pairs in 2006, and (3) the continued expansion of our Consumer Direct business. In addition, full price sales of UGG products increased in 2006 compared to 2005.

Net wholesale sales of Teva products decreased by $5,163, or 6.4%, in 2006 compared to 2005. This decrease was due to increased competition, a recent lack of meaningful product innovation, and a decline in sales in certain international markets. We began to address the situation by dedicating significantly greater resources to product development, marketing and advertising, and the development of a solid international infrastructure. We began to see the results of these efforts in the fourth quarter of 2006 with an increase of 15.9% over the fourth quarter of 2005. See “— Overview — Teva Brand Overview” above.

Net wholesale sales of UGG products increased by $32,090, or 21.4%, in 2006 compared to 2005 due primarily to increased sales of all categories, including boots, slippers, casuals, kids’ and men’s footwear. The increase was partially offset by approximately $10,000 of Fall 2004 holiday sales that did not ship until the first quarter of 2005, which caused net sales of UGG branded products to be slightly higher in the first quarter of 2005 compared to the first quarter of 2006. See “ — Overview — UGG Brand Overview” above.

Net wholesale sales of Simple products increased by $3,923, or 56.2%, in 2006 compared to 2005. The increase was largely due to the greater demand of our sandal collection and the introduction of our Green Toe collection, as well as an increase in sales of our core sneaker product line. See “ — Overview — Simple Brand Overview” above.

Net sales of the Consumer Direct business increased by $8,813, or 32.6%, in 2006 compared to 2005, representing 10.2% of net sales in 2005 and 11.8% of net sales in 2006. In 2005, net sales of the Consumer Direct business included retail sales of Teva products of $4,792, UGG products of $21,354 and Simple products of $909. In 2006, net sales of the Consumer Direct business included retail sales of Teva of $5,218, UGG of $29,092 and Simple of $1,558. The increase in net sales of the Consumer Direct business was due to the greater demand for our products and the additional sales of our retail outlet stores, which were not all in place throughout 2005. See “— Overview — Consumer Direct Overview” above.

International sales for all of our products increased by $3,058, or 8.7%, in 2006 compared to 2005, representing 13.3% of net sales in 2005 and 12.6% of net sales in 2006. The increase in international sales was driven by increases in both UGG and Simple brand sales, partially offset by decreases in Teva brand international sales.

Gross Profit.  Gross profit increased by $29,677, or 26.6%, in 2006 compared to 2005. As a percentage of net sales, gross margin increased to 46.4% in 2006 compared to 42.1% in 2005. The increase was primarily due to an increase in the UGG brand’s wholesale gross margin, related to higher initial sell-in margins, lower inventory write-offs, and lower closeout sales. Our gross margins fluctuate based on several factors and we expect to return to a normal margin of approximately 44.0% in 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, increased by $14,735, or 24.9%, in 2006 compared to 2005. As a percentage of net sales, SG&A increased from 22.4% in 2005 to 24.3% in 2006. The increase in SG&A was primarily due to increases in payroll, marketing and warehouse expenses partially offset by lower bad debt expense. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and other related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires us to measure compensation cost for all outstanding unvested share-based awards at the grant date fair value and recognize compensation over the requisite service period for awards expected to vest. The total stock-based compensation expense included in SG&A for 2004, 2005, and 2006 was $339, $754, and $2,079, respectively. The increase in 2006 was primarily due to the adoption of SFAS 123R.

Impairment loss.  We conducted our annual impairment evaluation of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques as of December 31, 2006 and concluded that the fair value of our Teva brand trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $15,300 on our Teva trademarks in the fourth quarter of 2006.

Income from Operations.  Income from operations decreased by $358, or 0.7%, in 2006 compared to 2005, representing 19.7% of sales in 2005 and 17.1% in 2006. The decrease in income from operations was primarily due to the impairment loss and the increase in SG&A expenses, partially offset by the increase in sales and gross profit.

Income from operations of the Teva brand at wholesale decreased by $18,420, or 82.3%, in 2006 compared to 2005. This decrease was largely due to the $15,300 impairment loss on our Teva trademarks as well as the decrease in net sales and increase in marketing expenses. The decrease was partially offset by lower selling commissions, lower bad debt expense and lower divisional sales expenses.

Income from operations of the UGG brand at wholesale increased by $24,443, or 50.1%, in 2006 compared to 2005. This was largely due to increased sales volumes and gross margins as well as lower bad debt expense, partially offset by higher divisional sales expenses and marketing expenses.

Loss from operations of the Simple brand at wholesale was $834 in 2005 compared to a loss from operations of $2,443 in 2006. In spite of achieving higher net sales for 2006, the Simple brand experienced lower gross margins from increased closeouts with negative margins along with higher marketing and selling costs.

Income from operations of our Consumer Direct business increased by $2,982, or 42.8%, in 2006 compared to 2005. This increase was largely due to the increase in net sales, partially offset by higher operating costs.

Unallocated overhead costs increased by $7,754, or 31.0%, in 2006 compared to 2005. The increase resulted primarily from higher corporate payroll costs, warehouse expenses, and international division costs, which are not allocated to the brands.

Other Expense (Income).  Other expense (income), net was $25 in 2005 compared to $(2,432) in 2006. Since we had outstanding borrowings under our credit facility for a short period of time in 2005 in order to meet our seasonal borrowing needs, the interest income received on our invested cash was offset by the interest expense incurred on the seasonal borrowings. In 2006, we had no outstanding borrowings during the year, higher excess cash and cash equivalents and short-term investments balances, and higher investment return rates than 2005. We expect to continue to have increased interest income in 2007.

Income Taxes.  In 2005, income tax expense was $20,398, representing an effective income tax rate of 39.0%. In 2006, income tax expense was $22,759 representing an effective income tax rate of 41.9%. The increase in the effective tax rate in 2006 was primarily due to approximately $5,000 of impairment loss attributable to a foreign subsidiary that receives no tax benefit from the charge, as this subsidiary is in a tax free jurisdiction. This increase was partially offset by the restructure of our legal entities to benefit from lower tax jurisdictions internationally. In 2005, we repatriated $3,500 from our international subsidiaries under section 965 of the American Jobs Creation Act of 2004, resulting in approximately $331 of incremental Federal and State income taxes. Excluding the total impairment loss of $15,300, the effective tax rate for 2006 was 38.7%. We present our effective tax rate excluding the impairment loss because such loss is a non-recurring charge that is outside our normal business operations. The numbers are presented in a manner that is consistent with how management views our business.

Net Income.  Our net income decreased 1.0% from $31,845 in 2005 to $31,522 in 2006 primarily as a result of the impairment loss, offset by higher net sales, higher gross profit margins, and higher interest income in 2006. Our earnings per diluted share decreased 1.2% from $2.48 to $2.45 primarily as a result of the decrease in net income.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

Overview.  In 2005, we had net sales of $264,760 and income from operations of $52,268 compared to net sales of $214,787 and income from operations of $42,462 in 2004. These results were primarily due to increased sales of the UGG product line while maintaining comparable gross margin and operating income margin to last year.

Net Sales.  Net sales increased by $49,973, or 23.3%, in 2005 compared to 2004. Net sales increased in 2005 due primarily to: (1) a 14.8% overall increase in the volume of footwear sold from 7.7 million pairs in 2004 to 8.8 million pairs in 2005, and (2) the expansion of the Consumer Direct business. In addition, the weighted average wholesale selling price per unit increased 7.5% from $26.10 in 2004 to $28.06 in 2005, caused by an increase in sales of UGG products, which generally carry higher average selling prices, and a decrease in international sales, which generally carry a lower average selling price. This was partially offset by increased sales of Teva thongs, which generally carry a lower average selling price than sales of our other products.

Net wholesale sales of Teva products decreased by $3,031, or 3.6%, in 2005 compared to 2004. This decrease was due to several factors including an unseasonably cold Spring 2005 season, increased competition, a recent lack of meaningful product innovation and a decline in sales in the European market. We are proactively addressing the situation going forward by dedicating significantly greater resources to product development, marketing and advertising, and the development of a solid international infrastructure. See “— Overview — Teva Brand Overview” above.

Net wholesale sales of UGG products increased by $48,473, or 47.6%, in 2005 compared to 2004 due to several factors including a strong initial prebook of the Fall 2005 line including broad placement of our Metropolitan Collection. Demand for our various product categories in our expanded product line was strong throughout the Fall and Winter 2005 season. Our placement on “Oprah’s Favorite Things” gift show further increased demand for our product. Also, our deliveries in 2005 improved dramatically and the increased availability of inventory allowed us to fill a significantly greater amount of customer reorders in 2005 than in 2004. In addition, in early 2005 we delivered our first UGG brand Spring product line; whereas in 2004 we did not offer an UGG brand Spring product line. Also during the first quarter of 2005, we were able to deliver carryover shipments of our 2004 Fall and Holiday product, whereas during the first quarter of 2004 there were fewer carryover shipments from the 2003 Fall and Holiday season as we had a limited amount of product available to ship. In the fourth quarter of 2005, we delivered our Holiday 2005 orders on time, rather than in the following first quarter. See “— Overview — UGG Brand Overview” above.

Net wholesale sales of Simple products decreased by $2,653, or 27.5%, in 2005 compared to 2004. This decrease was largely due to the discontinuation of the Simple sheep product line in late 2004, partially offset by a renewed interest in the Simple brand, including continued growth in the Sugar and other sneaker styles as well as our clog offering. See “— Overview — Simple Brand Overview” above.

Net sales of the Consumer Direct business increased by $7,184, or 36.2%, in 2005 compared to 2004, representing 9.3% of net sales in 2004 and 10.2% of net sales in 2005. In 2004, net sales of the Consumer Direct business included retail sales of Teva products of $4,759, UGG products of $14,415 and Simple products of $697. In 2005, net sales of the Consumer Direct business included retail sales of Teva products of $4,792, UGG products of $21,354 and Simple products of $909. The increase in net sales of the Consumer Direct business was due to the increased demand for the UGG brand combined with increased product availability that allowed us to fill more Holiday orders in 2005 than in 2004 through our internet business, as well as increased retail outlet sales resulting from our new retail outlet store in Camarillo, California, which was opened in November 2005. The increase was also fueled by increased awareness of the internet site and increased consumer acceptance of online purchasing. See “— Overview — Consumer Direct Overview” above.

International sales for all of our products decreased by $4,095, or 10.4%, in 2005 compared to 2004, representing 18.3% of net sales in 2004 and 13.3% of net sales in 2005. The lower dollar amount of international sales resulted from declines in both Teva and UGG product lines in the European market.

Gross Profit.  Gross profit increased by $21,089, or 23.3%, in 2005 compared to 2004. As a percentage of net sales, gross profit margin was comparable at 42.1% in both 2004 and 2005, due to several offsetting factors. Gross margin was favorably impacted by the elimination of the airfreight costs incurred by the UGG brand in 2004, the lower overhead costs per pair resulting from our leverage of fixed overhead costs over a greater production volume in 2005 and the increase in domestic sales, which generally have a higher gross margin than our international sales. These favorable items were offset by an increase in inventory write-downs and closeout sales in 2005 combined with an increase in UGG brand sales, which generally carry a lower gross margin than sales of our Teva and Simple product lines.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, increased by $11,283, or 23.5%, in 2005 compared to 2004. As a percentage of net sales, SG&A increased slightly from 22.3% in 2004 to 22.4% in 2005. The increase in SG&A expenses included increases related to the higher sales volume including increased costs at our domestic distribution facilities of $3,042, increased marketing costs of $1,849, increased selling commissions of $1,224, increased bad debt expense of $1,159 and increased costs of our Consumer Direct division of $704, among others, as well as a $1,471 increase in accounting fees including costs related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Income from Operations.  Income from operations increased by $9,806, or 23.1%, in 2005 compared to 2004, representing 19.8% of sales in 2004 and 19.7% in 2005. This was due primarily to the factors discussed above.

Income from operations of the Teva brand at wholesale decreased by $2,513, or 10.1%, in 2005 compared to 2004. This decrease was largely due to the $3,031, or 3.6%, decrease in net sales, an increase in bad debt expense of $698 and an increase in marketing costs of $396, partially offset by decreased selling commissions on the lower sales volume.

Income from operations of the UGG brand at wholesale increased by $17,091, or 54.0%, in 2005 compared to 2004. This was largely due to the $48,473, or 47.6% increase in net sales, partially offset by a $1,693 increase in sales commissions on the higher sales volume and increased advertising and marketing costs of $1,434.

Income from operations of the Simple brand at wholesale was $45 in 2004 compared to a loss from operations of $834 in 2005. This was primarily due to a $2,653, or 27.5%, decrease in net sales during the period combined with an increase in bad debt expense of $263. This was partially offset by an increase in gross margin resulting from a reduced impact of closeout sales in 2005 compared to 2004.

Income from operations of our Consumer Direct business increased by $1,439, or 26.0%, in 2005 compared to 2004. This was largely due to the $7,184, or 36.2%, increase in sales during the period, partially offset by a corresponding increase in related costs.

Unallocated overhead costs increased by $5,332, or 27.1%, in 2005 compared to 2004. These costs included increased warehouse and distribution costs of $3,042 and a $1,471 increase in accounting fees, including costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Other Expense (Income).  Other expense (income), net was $2,239 in 2004 compared to $25 in 2005. The interest expense in 2004 resulted principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002, which we subsequently paid off in full in the second quarter of 2004. Since we had outstanding borrowings under our credit facility for only a short period of time in 2005 in order to meet our seasonal borrowing needs, the interest income received on our invested cash was offset by the interest expense incurred on the seasonal borrowings. Other expense (income) exclusive of net interest expense (income) was not material in either period.

Income Taxes.  In 2004, income tax expense was $14,684, representing an effective income tax rate of 36.5%. In 2005, income tax expense was $20,398 representing an effective income tax rate of 39.0%. The increase in the effective tax rate was primarily due to a higher annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the current year. In addition, in 2005 we repatriated $3,500 from our international subsidiaries under section 965 of the American Jobs Creation Act of 2004, resulting in approximately $331 of incremental Federal and State income taxes.

Net Income.  Our net income increased 24.7% from $25,539 in 2004 to $31,845 in 2005 as a result of higher net sales and lower interest expense in 2005, as discussed above. Our earnings per diluted share increased 18.1% from $2.10 to $2.48 as a result of the increase in net income, which was partially offset by the increase in weighted average common shares outstanding due to the follow-on public offering in May 2004.

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

The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. The Teva brand generally begins to build inventory levels beginning in the fourth quarter and first quarter in anticipation of the Spring selling season that occurs in the first and second quarters, whereas the UGG brand generally builds its inventories in the second quarter and third quarters to support sales for the Fall and Winter selling seasons, which historically occur during the third and fourth quarters. The UGG brand experienced earlier than expected reorders in the third quarter of 2006 which, coupled with the positive sell through in the fourth quarter of 2006, contributed to the significant decrease in UGG brand inventory at December 31, 2006 when compared to December 31, 2005.

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

Cash from Operating Activities.  Net cash provided by operating activities was $48,498 for the year ended December 31, 2006 compared to net cash provided by operating activities of $29,607 for the year ended December 31, 2005. The increase in net cash provided by operating activities in 2006 was largely due to the higher net income excluding the impairment loss on intangible assets of $15,300. The increase was also due to a higher increase in trade accounts payable in 2006 versus 2005 due to the timing of certain payments. This was partially offset by a greater increase in accounts receivable in 2006 compared to 2005, which resulted from increased sales. Net working capital improved by $44,568 to $151,688 as of December 31, 2006 from $107,120 as of December 31, 2005, primarily as a result of higher short-term investments balances and increased accounts receivable, partially offset by a decrease in cash and cash equivalents and an increase in trade accounts payable and accrued payroll. These changes in working capital are primarily due to increased sales and increased bonuses payable as well as our normal seasonality and timing of cash receipts and cash payments.

Cash from Investing Activities.  Net cash used in investing activities was $67,546 in 2006 which was comprised primarily of the net purchases of short-term investments. In addition, we used $5,543 for capital expenditures, primarily related to the build- out of our three new retail stores, new racking for the distribution center in Camarillo, California and the replacement and upgrading of certain computer equipment. For the year ended December 31, 2005, net cash provided by investing activities was $8,902, which was comprised primarily of the proceeds from sales of short-term investments. This was partially offset by cash used for capital expenditures, primarily related to the opening and expansion of an additional distribution center, the replacement and upgrading of certain computer equipment and trade show booths, the opening of the Camarillo outlet store and the purchase of promotional vehicles for the Teva brand marketing team.

Cash from Financing Activities.  In 2006, net cash provided by financing activities was $2,621 consisting primarily of cash received from the exercise of stock options as well as the excess tax benefits from stock-based compensation. In 2005, net cash provided by financing activities aggregated $1,784, comprised of cash received from the exercise of employee stock options.

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and a revolving credit facility. At December 31, 2006, working capital was $151,688 including $34,255 of cash and cash equivalents and $64,637 of short-term investments. Trade accounts receivable increased by 24.9% to $49,571 at December 31, 2006 from $39,683 at December 31, 2005 resulting from a 36.7% increase in net sales during the fourth quarter of 2006 compared to the fourth quarter of 2005. Accounts receivable turnover increased to 8.1 times in the twelve months ended December 31, 2006 from 7.2 times in the twelve months ended December 31, 2005, primarily as a result of increased sales and faster collections in 2006 compared to 2005 due to the continued increased demand for UGG product in 2006 which encouraged retailers to pay their receivables balances faster in efforts to receive their upcoming deliveries more quickly.

Inventories decreased by $999, or 3.0%, at December 31, 2006 compared to December 31, 2005, reflecting a $3,816 decrease in UGG brand inventory and a $1,170 decrease in Simple brand inventory, partially offset by a $3,987 increase in Teva brand inventory. Overall, inventory turnover increased to 4.2 times for the year ended December 31, 2006 from 3.2 times for the year ended December 31, 2005 largely due in part to higher sales during the twelve months ended December 31, 2006 compared to net sales in the twelve months ended December 31, 2005. The decrease in UGG brand inventory was due to the high sell-through of UGG products in 2006 and the decrease in Simple brand inventory was largely due to higher closeout sales in 2006. The increase in Teva brand inventory occurred largely due to the planned early delivery of Spring 2007 product in the fourth quarter of 2006 to support the higher expected sales in the first quarter of 2007 versus 2006.

Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. In September 2006, we amended the Facility, eliminating the borrowing base formula requirement, extending the maturity date, and changing certain covenant requirements. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (8.25% at December 31, 2006) or, at our option, at the London Interbank Offered Rate, or LIBOR, (5.33% at December 31, 2006) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year and now expires on June 1, 2008. At December 31, 2006, we had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and outstanding letters of credit aggregated $52. As a result, $19,948 was available under the Facility at December 31, 2006.

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at December 31, 2006, and remain so as of the date of this report.

We currently have no material commitments for future capital expenditures but estimate that the capital expenditures for 2007 will range from approximately $4,000 to $5,000 and may include additional costs associated with upgrades to our computer systems and the build-out of new retail stores. The actual amount of capital expenditures for 2007 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

Contractual Obligations.  The following table summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$17,567	$3,918	$8,183	$2,234	$3,232
Purchase obligations	1,250	—	550	500	200

Total	$18,817	$3,918	$8,733	$2,734	$3,432

Our operating lease obligations consist primarily of building leases for our corporate offices, distribution centers and retail locations. In September 2006, we entered into a purchase obligation with a movie production company for advertising services. Our Teva brand is the presenting sponsor of a new documentary IMAX film that is to be released in IMAX theaters in March 2008.

We believe that internally generated funds, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories and the volume of letters of credit used to purchase product, among others. See Part I, Item 1A, “Risk Factors” for a discussion of additional factors that may affect our working capital position. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirement, we may seek to sell debt securities or additional equity securities or to obtain a new credit facility or draw on our existing Facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may, from time to time, evaluate acquisitions of other businesses or brands.

Impact of Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Critical Accounting Policies and Estimates

Revenue Recognition.  We recognize revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, mark downs, and bad debts are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales. We present revenue net of taxes collected from customers and remitted to governmental authorities.

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

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts. Reserves have been established for all probable losses of this nature. The gross trade accounts receivable balance was $55,671 and the allowance for doubtful accounts was $735 at December 31, 2006, compared to gross trade accounts receivable of $48,067 and allowance for doubtful accounts of $2,574 at December 31, 2005. The decrease in the allowance for doubtful accounts at December 31, 2006 compared to December 31, 2005 was primarily related to the collection of accounts for which we had previously reserved as doubtful. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at December 31, 2006 by approximately $349.

Reserve for Sales Discounts.  A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivable and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $2,502 at December 31, 2006 and $1,710 at December 31, 2005. The increase was primarily due to the increase in gross trade accounts receivable as of December 31, 2006 compared to December 31, 2005 in addition to a larger volume of pre-book sales to customers that were offered higher terms discounts in the fourth quarter of 2006. Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at December 31, 2006 by approximately $250.

Allowance for Estimated Returns.  We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns was $1,618 at December 31, 2006 and $2,865 at December 31, 2005. The decrease in the allowance was a result of lower actual return rates in the year ended December 31, 2006 compared to the year ended December 31, 2005. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at December 31, 2006 by approximately $610.

Allowance for Estimated Markdowns.  When our customers pay their invoices, they often take deductions for markdowns against their invoices, which we seldom recover. Therefore, we record an allowance for the balance of markdowns that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for markdowns that have not yet been taken. This estimate is based on historical trends of the timing of markdowns taken against invoices. The allowance for markdowns was $1,245 at December 31, 2006 and $1,235 at December 31, 2005. The slight increase in the allowance was a result of higher gross trade accounts receivables as of December 31, 2006 compared to December 31, 2005, partially offset by faster resolution of these markdowns by our vendor compliance department.

Inventory Write-Downs.  Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At December 31, 2006, inventories were stated at $32,375, net of inventory write-downs of $3,605. At December 31, 2005, inventories were stated at $33,374, net of inventory write-downs of $3,346. The increase in inventory write-downs at December 31, 2006 compared to December 31, 2005 was primarily due to larger amounts of closeout inventory on hand for Teva and Simple. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at December 31, 2006 by approximately $486.

Valuation of Goodwill, Intangible and Other Long-Lived Assets.  We periodically assess the impairment of goodwill, intangible and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying value of these assets individually. We test goodwill and nonamortizable intangible assets for impairment on an annual basis based on the fair value of the reporting unit for goodwill or the fair value of the assets for nonamortizable intangibles compared to their respective carrying value. We consider other long-lived assets to be impaired if we determine that the carrying value may not be recoverable. Among other considerations, we consider the following factors:

•	the assets’ ability to continue to generate income from operations and positive cash flow in future periods;

•	our future plans regarding utilization of the assets;

•	any changes in legal ownership of rights to the assets; and

•	changes in consumer demand or acceptance of the related brand names, products or features associated with the assets.

If we determine the assets to be impaired, we recognize an impairment loss equal to the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. In addition, as it relates to long-lived assets, we base the useful lives and related amortization or depreciation expense on the estimate of the period that the assets will generate sales or otherwise be used by us.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result, we recorded a goodwill impairment charge in the first quarter of 2002 of $8,973, net of the related income tax benefit of $843. In 2006, we performed our annual impairment test of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques as of December 31, 2006 and determined that there was no impairment of goodwill. However, we concluded that the fair value of our trademarks was less than the carrying amount and recorded an impairment charge of $15,300. Our use of different estimates (including estimated royalty rates, discount rates, and future revenues) and assumptions could produce different financial results. For example, a 1.0% change in our estimated future revenues of Teva would change the impairment loss for the year ended December 31, 2006 by approximately $1,300.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for us as of January 1, 2007. We are currently evaluating the impact of adopting FIN 48, and believe the adoption of this statement will not have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value. This provides companies the opportunity to mitigate volatility in earnings caused by measuring instruments differently without complex hedge accounting provisions. SFAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the effect this Statement will have on our consolidated financial statements.

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

Although our sales and inventory purchases are denominated in U.S. currency, our sales and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies in the international markets where our products are sold and manufactured. If the U.S. dollar strengthens, it may result in increased pricing pressure on our distributors, which may have a negative impact on our net sales and gross margins. We are unable to estimate the amount of any impact on sales and gross margins attributed to pricing pressures caused by fluctuations in exchange rates.

Market Risk.  Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At December 31, 2006, we had no outstanding borrowings under the revolving line of credit. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and the Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Company’s Chief Executive Officer, Angel R. Martinez, and Chief Financial Officer, Zohar Ziv, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

There have been no significant changes in the company’s internal control over financial reporting that occurred during the fourth quarter 2006 that have materially affected the company’s internal control over financial reporting. We have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2006. The results of our evaluation are discussed below in the Report of Management on Internal Control Over Financial Reporting.

This effort included internal control documentation and review under the direction of senior management, the internal audit department, and the Audit Committee of the Board of Directors. During the course of our 2006 evaluation, we identified oversights and control issues and confirmed that appropriate corrective actions, including process improvements, were undertaken to remediate the deficiencies. These improvements included formalization of policies and procedures, improved segregation of duties, additional monitoring and data analysis controls, development of control checklists, retraining of personnel, increased reliance on risk assessment, and improved security measures. Many of the components of our internal controls are also evaluated on an ongoing basis by members of our organization. The overall goals of these various evaluation activities are to monitor our internal controls, and to enhance them as necessary. Our intent is to maintain the internal controls as dynamic systems that change as conditions warrant.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

All additional information required by this item, including information relating to Directors and Executive Officers of the Registrant, is set forth in the Company’s definitive proxy statement relating to the Registrant’s 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to Executive Compensation is set forth under “Proposal No. 1 — Election of Directors” in the Company’s definitive proxy statement relating to the Registrant’s 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under “Proposal No. 1 — Election of Directors” in the Company’s definitive proxy statement relating to the Registrant’s 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to Certain Relationships and Related Transactions is set forth under “Proposal No. 1 — Election of Directors” in the Company’s definitive proxy statement relating to the Registrant’s 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information relating to Principal Accountant Fees and Services is set forth under “Proposal No. 2 — Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement relating to the Registrant’s 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on Page F-1 hereof.

Exhibit

2.1	Certificate of Ownership and Merger Merging Deckers Corporation into Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation. (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.2	Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.1	1993 Employee Stock Incentive Plan. (Exhibit 99 to the Registrant’s Registration Statement on Form S-8, File No. 33-47097 and incorporated by reference herein)
#10.2	Form of Incentive Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.3	Form of Non-Qualified Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.4	Form of Restricted Stock Agreement. (Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.5	Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.6	First Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.7	Second Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.8	Third Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.9	Deckers Outdoor Corporation 1995 Employee Stock Purchase Plan. (Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
#10.10	Amended Compensation Plan for Outside Members of the Board of Directors. (Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended September 30, 1996 and incorporated by reference herein)
#10.11	Extension Agreement to Employment Agreement with Douglas B. Otto. (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 1996 and incorporated by reference herein)
10.12	Shareholder Rights Agreement, dated as of November 12, 1998. (Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended September 30, 1998 and incorporated by reference herein)
10.13	Revolving Credit Agreement dated as of February 21, 2002 among Deckers Outdoor Corporation, UGG Holdings, Inc. and Comerica Bank -- California. (Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated by reference herein)
#10.14	Employment Agreement dated March 29, 2002 between Douglas B. Otto and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant’s Form 10-Q for the period ended March 31, 2002 and incorporated by reference herein)
10.15	Asset Purchase Agreement dated as of October 9, 2002 by and Among Mark Thatcher, Teva Sport Sandals, Inc. and Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)
10.16	Disclosure letter associated with the Asset Purchase Agreement. (Exhibit 2.2 to the Registrant’s Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)+

Exhibit

#10.17	Employment Agreement dated November 25, 2002 between John A. Kalinich and Deckers Outdoor Corporation. (Exhibit 10.20 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
#10.18	Employment Agreement dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.21 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.19	Unsecured Subordinated Promissory Note dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.20	Note Purchase Agreement dated as of November 25, 2002 by and among Deckers Outdoor Corporation and The Peninsula Fund III Limited Partnership. (Exhibit 10.23 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.21	Amended and Restated Credit Agreement, dated as of November 25, 2002, by and among Deckers Outdoor Corporation, UGG Holdings Inc., and Comerica Bank-California. (Exhibit 10.24 to the Registrant’s Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.22	Amendment Number One to Amended and Restated Revolving Credit Agreement dated April 29, 2003. (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.23	Amendment Number Two to Amended and Restated Revolving Credit Agreement dated June 27, 2003. (Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.24	Amendment Number One to Senior Subordination Agreement dated April 29, 2003. (Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.25	Amendment Number Two to Senior Subordination Agreement dated June 27, 2003. (Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.26	Amendment Number Three to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank - California dated as of August 6, 2003. (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein)
10.27	Amendment Number Four to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of November 13, 2003 (Exhibit 10.27 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.28	Amendment Number Three to Senior Subordination Agreement dated November 13, 2003 (Exhibit 10.28 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.29	Employment Agreement effective as of January 1, 2004 between Douglas B. Otto and Deckers Outdoor Corporation (Exhibit 10.29 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.30	Employment Agreement effective as of January 1, 2004 between M. Scott Ash and Deckers Outdoor Corporation (Exhibit 10.30 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.31	Employment Agreement effective as of January 1, 2004 between Patrick C. Devaney and Deckers Outdoor Corporation (Exhibit 10.31 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.32	Employment Agreement effective as of January 1, 2004 between Constance X. Rishwain and Deckers Outdoor Corporation (Exhibit 10.32 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.33	Employment Agreement effective as of January 1, 2004 between Robert P. Orlando and Deckers Outdoor Corporation (Exhibit 10.33 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

Exhibit

10.34	Lease Agreement dated November 1, 2003 between Ampersand Aviation, LLC and Deckers Outdoor Corporation for office building at 495-A South Fairview Avenue, Goleta, California, 93117 (Exhibit 10.34 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.35	Exclusive Independent Contractor Representation Agreement between Deckers Outdoor Corporation and BHPC Marketing, Inc. effective as of January 1, 2003 for representation of the Teva brand (Exhibit 10.35 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.36	Amendment Number Five to Amended and Restated Credit Agreement between the Company and Comerica Bank- California dated as of February 28, 2005 (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
10.37	Lease Agreement dated September 15, 2004 between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant’s Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
10.38	First Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated December 1, 2004 (Exhibit 10.38 to the Registrant’s Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
#10.39	Employment Agreement between Deckers Outdoor Corporation and Angel R. Martinez (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2005 and incorporated by reference herein)
10.40	Amendment Number Six to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of June 14, 2005 (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2005 and incorporated by reference herein)
10.41	Amendment Number Seven to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank dated as of September 6, 2005 (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein)
#10.42	Offer of Employment Letter between the Company and Carlo Lingiardi, President of Teva, dated August 10, 2005 (Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein)
#10.43	Offer of Employment Letter between the Company and Colin Clark, Senior Vice President-International, effective September 1, 2005 (Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein)
#10.44	Employment agreement effective as of March 6, 2006 between Zohar Ziv and Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2006 and incorporated by reference herein)
#10.45	Employment agreement effective as of March 20, 2006 between Peter Worley and Deckers Outdoor Corporation (Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended March 31, 2006 and incorporated by reference herein)
#10.46	Amendment Number one to employment agreement effective as of April 11, 2005 between Douglas Otto and Deckers Outdoor Corporation (Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2006 and incorporated by reference herein)
#10.47	Employment agreement effective as of January 1, 2006 between Connie Rishwain and Deckers Outdoor Corporation (Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended March 31, 2006 and incorporated by reference herein)
#10.48	Employment agreement effective as of January 1, 2006 between Patrick Devaney and Deckers Outdoor Corporation (Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended March 31, 2006 and incorporated by reference herein)
#10.49	Employment agreement effective as of January 1, 2006 between Colin Clark and Deckers Outdoor Corporation (Exhibit 10.6 to the Registrant’s Form 10-Q for the period ended March 31, 2006 and incorporated by reference herein)

Exhibit

#10.50	Employment agreement effective as of January 1, 2006 between Janice Howell and Deckers Outdoor Corporation (Exhibit 10.7 to the Registrant’s Form 10-Q for the period ended March 31, 2006 and incorporated by reference herein)
#10.51	Amendment Number one to employment agreement effective as of January 1, 2006 between John Kalinich and Deckers Outdoor Corporation (Exhibit 10.8 to the Registrant’s Form 10-Q for the period ended March 31, 2006 and incorporated by reference herein)
10.52	Amendment Number Eight to Amended and Restated Credit Agreement between Deckers Outdoor Corporation and Comerica Bank dated as of September 5, 2006 (Exhibit 10.4 to the Registrant’s Form 10-Q for the period ending September 30, 2006 and incorporated by reference herein)
14.1	Deckers Outdoor Corporation’s Code of Ethics for Senior Officers, as approved by the Board of Directors on December 5, 2003. (Exhibit 14.1 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Certain information in this Exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request as to the omitted portions of the Exhibit.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION
(Registrant)

/s/  ANGEL R. MARTINEZ
Angel R. Martinez
Chief Executive Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Douglas B. Otto Douglas B. Otto	Chairman of the Board	March 16, 2007

/s/ Angel R. Martinez Angel R. Martinez	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ Zohar Ziv Zohar Ziv	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Gene E. Burleson Gene E. Burleson	Director	March 16, 2007

/s/ Maureen Conners Maureen Conners	Director	March 16, 2007

/s/ John M. Gibbons John M. Gibbons	Director	March 16, 2007

/s/ Rex A. Licklider Rex A. Licklider	Director	March 16, 2007

/s/ Daniel L. Terheggen Daniel L. Terheggen	Director	March 16, 2007

/s/ John G. Perenchio John G. Perenchio	Director	March 16, 2007

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

We have audited the accompanying consolidated financial statements of Deckers Outdoor Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 6 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Deckers Outdoor Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Deckers Outdoor Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that Deckers Outdoor Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Deckers Outdoor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Deckers Outdoor Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Deckers Outdoor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
March 16, 2007

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	December 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$50,749	$34,255
Short-term investments	2,500	64,637
Trade accounts receivable, net of allowances of $8,384 and $6,100 in 2005 and 2006, respectively	39,683	49,571
Inventories	33,374	32,375
Prepaid expenses and other current assets	1,364	2,199
Deferred tax assets	5,949	4,386

Total current assets	133,619	187,423
Property and equipment, at cost, net	4,711	7,770
Trademarks	51,152	35,852
Goodwill	18,030	18,030
Intangible assets, net	827	517
Deferred tax assets	—	327
Other assets, net	52	54

Total assets	$208,391	$249,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$14,506	$21,053
Accrued sales commissions	1,327	833
Accrued payroll	2,219	5,111
Other accrued expenses	1,314	1,260
Income taxes payable	7,133	7,478

Total current liabilities	26,499	35,735

Deferred tax liabilities	4,337	—
Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 20,000 shares; issued and outstanding 12,432 and 12,588 shares for 2005 and 2006, respectively	124	126
Additional paid-in capital	76,788	81,761
Retained earnings	100,436	131,958
Accumulated other comprehensive income	207	393

Total stockholders’ equity	177,555	214,238

Total liabilities and stockholders’ equity	$208,391	$249,973

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Years Ended December 31,
	2004	2005	2006

Net sales	$214,787	$264,760	$304,423
Cost of sales	124,354	153,238	163,224

Gross profit	90,433	111,522	141,199
Selling, general and administrative expenses	47,971	59,254	73,989
Impairment loss (note 10)	—	—	15,300

Income from operations	42,462	52,268	51,910
Other expense (income), net:
Interest income	(128)	(295)	(2,432)
Interest and other expense, net	2,367	320	61

	2,239	25	(2,371)

Income before income taxes	40,223	52,243	54,281
Income taxes	14,684	20,398	22,759

Net income	25,539	31,845	31,522

Net income per share:
Basic	$2.32	$2.58	$2.52
Diluted	$2.10	$2.48	$2.45
Weighted average common shares:
Basic	11,005	12,349	12,519
Diluted	12,142	12,866	12,882

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(amounts in thousands)

	Years Ended December 31, 2004, 2005 and 2006
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income

Balance at December 31, 2003	9,731	$97	$27,115	$43,052	$260	$70,524
Common stock issued under follow-on offering	1,500	15	34,446	—	—	34,461
Stock-based compensation expense	—	—	61	—	—	61
Stock issued under stock incentive plan	910	10	4,083	—	—	4,093
Stock issued under the employee stock purchase plan	42	—	224	—	—	224
Excess tax benefit attributable to stock options	—	—	6,030	—	—	6,030
Net income	—	—	—	25,539	—	25,539	$25,539
Foreign currency translation adjustment	—	—	—	—	64	64	64

Total comprehensive income							$25,603

Balance at December 31, 2004	12,183	122	71,959	68,591	324	140,996

Stock-based compensation expense	—	—	578	—	—	578
Stock issued under the employee stock purchase plan	43	—	295	—	—	295
Stock issued under stock incentive plan	206	2	1,663	—	—	1,665
Excess tax benefit attributable to stock options	—	—	2,293	—	—	2,293
Net income	—	—	—	31,845	—	31,845	$31,845
Foreign currency translation adjustment	—	—	—	—	(117)	(117)	(117)

Total comprehensive income							$31,728

Balance at December 31, 2005	12,432	124	76,788	100,436	207	177,555

Stock-based compensation expense	8	—	2,079	—	—	2,079
Stock issued under the employee stock purchase plan	8	—	169	—	—	169
Exercise of stock options	140	2	1,170	—	—	1,172
Excess tax benefit attributable to stock options	—	—	1,555	—	—	1,555
Net income	—	—	—	31,522	—	31,522	$31,522
Foreign currency translation adjustment	—	—	—	—	94	94	94
Unrealized gain on short-term investments	—	—	—	—	92	92	92

Total comprehensive income							$31,708

Balance at December 31, 2006	12,588	$126	$81,761	$131,958	$393	$214,238

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2004	2005	2006

Cash flows from operating activities:
Net income	$25,539	$31,845	$31,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,534	2,187	2,772
Amortization of intangible assets	253	310	310
Provision for (recovery of) doubtful accounts, net	580	1,740	(1,013)
Write-down of inventory	1,898	4,836	3,543
(Gain) loss on disposal of property and equipment	(5)	13	(8)
Impairment loss	—	—	15,300
Deferred tax provision	936	(979)	(3,101)
Stock-based compensation	339	754	2,079
Write-down of debt issuance costs	671	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(22,683)	(2,022)	(8,875)
Inventories	(14,154)	(7,950)	(2,544)
Prepaid expenses and other current assets	(832)	127	(835)
Other assets	15	540	(2)
Trade accounts payable	5,304	(2,018)	6,547
Accrued expenses	3,734	(2,477)	2,183
Income taxes payable	9,287	2,701	620

Net cash provided by operating activities	12,416	29,607	48,498

Cash flows from investing activities:
Purchases of short-term investments	(31,250)	(37,116)	(146,689)
Proceeds from sales of short-term investments	15,775	50,091	84,644
Proceeds from sale of property and equipment	43	31	42
Purchases of property and equipment	(1,441)	(4,104)	(5,543)

Net cash (used in) provided by investing activities	(16,873)	8,902	(67,546)

Cash flows from financing activities:
Borrowings under line of credit	—	25,500	—
Repayments under line of credit	—	(25,500)	—
Repayments of long-term debt	(30,287)	—	—
Excess tax benefits from stock-based compensation	—	—	1,280
Cash received from issuances of common stock	38,500	1,784	1,341

Net cash provided by financing activities	8,213	1,784	2,621

Effect of exchange rates on cash	(39)	77	(67)

Net change in cash and cash equivalents	3,717	40,370	(16,494)
Cash and cash equivalents at beginning of year	6,662	10,379	50,749

Cash and cash equivalents at end of year	$10,379	$50,749	$34,255

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,512	$257	$—
Income taxes	$4,597	$18,684	$23,972

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2005 and 2006
(amounts in thousands, except share quantity and per share data)

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

The Company recognizes revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, mark downs, and bad debts are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, totaling $3,863, $3,962, and $4,054 for the years ended December 31, 2004, 2005, and 2006, respectively. Related costs paid to third-party shipping companies are recorded as a cost of sales, totaling $4,094, $4,870, and $5,332 for the years ended December 31, 2004, 2005, and 2006, respectively. The Company presents revenue net of taxes collected from customers and remitted to governmental authorities.

(d)	Goodwill and Other Intangibles Assets

Intangible assets consist primarily of goodwill, trademarks, patents, and noncompete covenants arising from the application of purchase accounting. Accordingly, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, as of December 31 of each year, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and the fair values of the intangible assets with indefinite lives. The Company evaluates the fair values in relation to the carrying values. As long as the fair value of the reporting unit or indefinite life intangible exceeds its carrying value, no impairment charge will be recognized. If the fair value of the reporting unit or indefinite life intangible is less than the carrying value, the Company will measure the amount of the impairment loss and record an impairment charge based on fair value, using market value measurements or valuation techniques. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

(e)	Accounting for Long-Lived Assets

In accordance with SFAS 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

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

Prior to January 1, 2006, in accordance with APB 25, the intrinsic value of the nonvested stock units (“NSUs”) was recorded to compensation expense over the vesting period. Awards with performance conditions were accounted as variable with the intrinsic value remeasured at each reporting date. All NSUs are recorded as equity-based awards under SFAS 123R, whereby the fair value of the NSU is calculated based on the closing stock price on the grant date.

As a result of our January 1, 2006 adoption of SFAS 123R, the impact to the consolidated financial statements for the year ended December 31, 2006 on income before taxes and on net income were increases of $449 and $266, respectively. There was a $0.02 impact on both basic and diluted earnings per share for the year ended December 31, 2006. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

Pro forma information regarding the effect on net income and basic and diluted income per share for the years ended December 31, 2004 and 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, is as follows:

	2004	2005

Net income, as reported	$25,539	$31,845
Add stock-based employee compensation expense included in reported net income, net of tax	215	460
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(1,015)	(1,144)

Pro forma net income	$24,739	$31,161

Net income per share:
Basic — as reported	$2.32	$2.58
Basic — pro forma	2.25	2.52
Diluted — as reported	2.10	2.48
Diluted — pro forma	2.05	2.43

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

(i)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, net sales, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns, mark downs and discounts, impairment assessments and charges, recoverability of deferred tax assets, depreciation and amortization, income tax and litigation contingency reserves, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities. Actual results could differ from these estimates.

(j)	Research and Development Costs

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all research and development costs are expensed as incurred. Such costs amounted to $1,438, $1,810, and $2,506 in 2004, 2005, and 2006, respectively, and are included in selling, general and administrative expenses in the statement of operations.

(k)	Advertising, Marketing, and Promotion Costs

Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 2004, 2005, and 2006 were $8,687, $10,536, and $17,315, respectively. Included in prepaid and other current assets at December 31, 2005 and 2006 were $922 and $1,222, respectively, related to prepaid advertising and promotion expenses for programs to take place after December 31, 2005 and 2006, respectively.

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

(m)	Net Income per Share

Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the years ended December 31, 2004, 2005, and 2006, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of options to purchase common stock and nonvested stock units.

The reconciliations of basic to diluted weighted-average common shares are as follows:

	Year Ended December 31,
	2004	2005	2006

Weighted average shares used in basic computation	11,005,000	12,349,000	12,519,000
Dilutive effect of stock options and nonvested stock units	1,137,000	517,000	363,000

Weighted average shares used for diluted computation	12,142,000	12,866,000	12,882,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

Options to purchase 10,000 at $33.10 during 2004 and 2005 were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods, and therefore their inclusion would be anti-dilutive. All options outstanding as of December 31, 2006 were included in the computation of diluted income per share for 2006.

The Company excluded 60,000, 111,000, and 76,000 contingently issuable shares of common stock underlying its nonvested stock units from the diluted income per share computations for the years ended December 31, 2004, 2005, and 2006, respectively. The shares were excluded because the necessary performance conditions for the shares to be issuable had not been satisfied.

(n)	Foreign Currency Translation

The Company considers the U.S. dollar as the functional currency.

(o)	Comprehensive Income

Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net income, foreign currency translation adjustments, and unrealized gains and losses on available for sale investments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130, “Reporting Comprehensive Income.”

(p)	Business Segment Reporting

Management of the Company has determined its reportable segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” are its strategic business units. The four reportable segments are the Teva, UGG, and Simple wholesale divisions and the Company’s Consumer Direct business (consisting of the Company’s internet, catalog, and retail outlet stores). Information related to these segments is summarized in note 8.

(q)	Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(r)	Short-term Investments

Short-term investments, which primarily consist of market auction rate notes receivable, market auction rate preferred securities, and government and agency securities are classified as available for sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity. Interest and dividends are included in interest income in the consolidated statements of operations. Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months are classified as short-term investments, as we utilize the funds for our working capital requirements. The fair value of the Company’s short-term investments at December 31, 2005 and 2006 are as follows:

	December 31, 2005		December 31, 2006
	Unrealized		Unrealized
	Gains	Fair Value	Gains	Fair Value

Certificates of deposit	$—	$—	$—	$1,999
Government and agency securities	—	—	92	28,767
Auction rate securities	—	2,500	—	33,871

Total	$—	$2,500	$92	$64,637

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

(s)	Reclassifications

Certain reclassifications have been made to the 2004 and 2005 balances to conform to the 2006 presentation. The allowance for markdowns has been reclassified from other accrued expenses to trade accounts receivable, net in 2004 and 2005 to conform to the 2006 presentation.

(t)	New Accounting Standards

The Company adopted SFAS 123R on January 1, 2006. The impact of the adoption is discussed in note 2(h) above.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs — An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005 and was adopted on January 1, 2006. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted this statement on January 1, 2006, and it did not have a material effect on the consolidated financial statements upon adoption.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It requires companies to quantify the misstatements using both a balance sheet and an income statement approach. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value. This provides companies the opportunity to mitigate volatility in earnings caused by measuring instruments differently without complex hedge accounting provisions. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the effect this Statement will have on its consolidated financial statements.

(2)	Retirement Plan

Effective August 1, 1992, the Company established a 401(k) defined contribution plan. Substantially all employees are eligible to participate in the plan through tax-deferred contributions. The Company matches 50% of

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

an employee’s contribution up to $1.2 per year. Matching contributions totaled $92, $106, and $148 during 2004, 2005 and 2006, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. The Company did not make profit sharing contributions for the years ended December 31, 2004, 2005 or 2006.

(3)	Property and Equipment

Property and equipment is summarized as follows:

	2005	2006

Machinery and equipment	$7,877	$9,104
Furniture and fixtures	768	1,476
Leasehold improvements	2,769	6,468

	11,414	17,048
Less accumulated depreciation and amortization	6,703	9,278

Net property and equipment	$4,711	$7,770

(4)  Notes Payable and Long-Term Debt

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. In September 2006, the Company amended the Facility, eliminating the borrowing base formula requirement, extending the maturity date, and changing certain covenant requirements. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (8.25% at December 31, 2006) or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, (5.33% at December 31, 2006) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and now expires on June 1, 2008. At December 31, 2006, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and outstanding letters of credit aggregated $52. As a result, $19,948 was available under the Facility at December 31, 2006.

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

(5)	Income Taxes

Components of income taxes are as follows:

	Federal	State	Foreign	Total

2004:
Current	$9,930	$2,073	$1,745	$13,748
Deferred	629	293	14	936

	$10,559	$2,366	$1,759	$14,684

2005:
Current	$17,630	$4,848	$(1,101)	$21,377
Deferred	(1,064)	(118)	203	(979)

	$16,566	$4,730	$(898)	$20,398

2006:
Current	$21,239	$4,610	$10	$25,859
Deferred	(2,583)	(524)	7	(3,100)

	$18,656	$4,086	$17	$22,759

Foreign income (loss) before income taxes was $7,261, $4,572, and ($2,354) during the years ended December 31, 2004, 2005 and 2006, respectively.

Actual income taxes differed from that obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	2004	2005	2006

Computed “expected” income taxes	$14,078	$18,285	$18,998
State income taxes, net of federal income tax benefit	1,895	2,740	3,255
Other	(1,289)	(627)	506

	$14,684	$20,398	$22,759

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2006 are presented below:

	2005	2006

Deferred tax assets (liabilities), current:
Uniform capitalization adjustment to inventory	$1,191	$716
Bad debt and other reserves	3,783	2,825
State taxes	1,563	1,783
Prepaid expenses	(588)	(938)

Total deferred tax assets, current	5,949	4,386

Deferred tax assets (liabilities), noncurrent:
Amortization of intangible assets	(4,107)	(1,192)
Depreciation of property and equipment	(230)	373
Stock option compensation	—	949
Net operating loss carryforwards	—	197

Total deferred tax assets (liabilities), noncurrent	(4,337)	327

Net deferred tax assets	$1,612	$4,713

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $11,500. The deferred tax assets are primarily related to the Company’s domestic operations. Domestic taxable income for the years ended December 31, 2005 and 2006 was approximately $41,972 and $58,854, respectively. In addition, the deferred tax assets include foreign net operating loss carryforwards of $656 for U.K. income tax purposes that can be carried forward indefinitely. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance has been recorded.

As of December 31, 2006, withholding and U.S. taxes have not been provided on approximately $11,100 of unremitted earnings of our non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.

In 2005, the Company repatriated $3,500 under the terms of the American Jobs Creations Act of 2004 (“AJCA”), resulting in $331 of additional Federal and state income taxes on repatriation. The AJCA provided for a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria were met.

The Company has established contingency reserves related to income taxes in accordance with SFAS No. 5, “Accounting for Contingencies.” These reserves predominately relate to the transfer pricing among the domestic and foreign taxing jurisdictions. The reserves are approximately $1,600 and $1,500 at December 31, 2005 and 2006, respectively, and are recorded in current income taxes payable on the consolidated balance sheet.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company is currently evaluating the impact of adopting FIN 48 and believes the adoption of this statement will not have a material effect on the Company’s consolidated financial statements.

(6)	Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01, of which 1,375,000 shares are designated as Series A Preferred Stock. The 1,375,000 shares of Series A Preferred Stock were issued to Mark Thatcher in connection with the acquisition of Teva. In December 2003, the Company redeemed all of the outstanding Preferred Stock.

The Company’s 1993 Stock Incentive Plan (the “1993 Plan”), as amended, provided for 3,000,000 shares of common stock that were reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to 1993 Plan participants were not restricted to any specified form and may have included stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants, or other rights to acquire stock. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vested on a graded basis over four years of continuous service and had ten-year contractual terms. The fair value of stock options is calculated using the Black-Scholes pricing model. 26,000 stock options were granted for the year ended December 31, 2004. No stock options were granted during the years ended December 31, 2005 and 2006. The 1993 Plan was terminated in May 2006 and no new awards will be issued under this plan.

In May 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

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

Beginning December 2004, the Company replaced its annual employee stock option grants with grants of nonvested stock units (“NSUs”). The NSUs granted pursuant to the 1993 Plan and the 2006 Plan entitle the employee recipients to receive shares of common stock in the Company, which generally vest in quarterly increments between the third and fourth anniversary of the grant. Many of these awards include vesting that is also subject to achievement of certain performance targets.

In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, as amended, 300,000 shares of common stock were reserved for issuance to employees who have been employed by the Company for at least six months. The ESPP provided for employees to purchase the Company’s common stock at a discount below market value, as defined by the ESPP. Under the ESPP, 8,000 shares were issued in the year ended December 31, 2006. The ESPP was terminated in September 2006, and no new shares will be issued under the ESPP.

Additionally, on a quarterly basis, the Company grants 400 fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

The Company expects to issue new shares in connection with share-based awards.

The table below summarizes certain stock compensation amounts recognized in the years ended December 31, 2004, 2005, and 2006:

	Year Ended December 31,
	2004	2005	2006

Compensation expense recorded for:
Nonvested stock units	$61	564	1,195
Stock options	—	—	383
ESPP	—	—	119
Directors’ shares	278	190	382

Total compensation expense	339	754	2,079
Income tax benefit recognized in income statement	(124)	(294)	(867)

Net compensation expense	$215	460	1,212

A summary of the activity under the 1993 Plan and 2006 Plan as of December 31, 2004, 2005, and 2006 and changes during the period are presented below.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

Summary Details for 1993 Plan Share Options

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (Years)	Value

Outstanding at December 31, 2003	1,775,000	$5.62
Granted	26,000	29.04
Exercised	(900,000)	4.24
Forfeited or expired	(11,000)	11.31

Outstanding at December 31, 2004	890,000	$7.62	6.6	$35,040
Granted	—	—
Exercised	(199,000)	7.48
Forfeited or expired	(63,000)	12.71

Outstanding at December 31, 2005	628,000	$7.16	5.4	$12,852
Granted	—	—
Exercised	(140,000)	8.39
Forfeited or expired	(22,000)	11.54

Outstanding at December 31, 2006	466,000	$6.59	3.9	$24,896

Exercisable at December 31, 2006	439,000	$5.82	3.8	$23,783
Expected to vest and exercisable at December 31, 2006	463,000	$6.48	3.6	$24,731

The per share weighted average fair value of stock options granted during 2004 was $16.83 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, stock volatility of 52.85%, risk-free interest rate of 3.97%, and an expected life of seven years. The Company did not issue any stock options in 2005 and 2006. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005, and 2006, was $14,392, $5,671, and $3,875, respectively. The tax benefit realized on options exercised for the years ended December 31, 2005 and 2006 was $2,293 and $1,555, respectively.

Nonvested Stock Units Issued Under the 1993 Plan and 2006 Plan

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of Shares	Value

Nonvested at January 1, 2006	155,800	$30.76
Granted	98,200	53.18
Vested	—	—
Forfeited	(14,900)	24.57

Nonvested at December 31, 2006	239,100	40.36

During the year ended December 31, 2006, the Company granted 84,000 NSUs under the 2006 Plan and the remaining NSUs under the 1993 Plan.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

As of December 31, 2006, there was $6,375 of total unrecognized compensation cost related to stock options and NSUs that will vest in the future, over a weighted-average vesting period of 3.3 years.

The Company adopted a stockholder rights plan in 1998 to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all stockholders. As part of the plan, the board of directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share (the “Common Shares”), of the Company. The dividend was payable to stockholders of record on December 1, 1998 (the “Record Date”). In addition, one Right shall be issued with each Common Share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date, and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion, or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date, in each case upon the issuance of the Company’s common stock in connection with any of the foregoing. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share, of the Company, at a price of $50.00, subject to adjustment. The Rights have no voting power and expire on November 11, 2008. The Company may redeem the rights for $0.01 per right until the right becomes exercisable.

(7)	Commitments and Contingencies

The Company leases office, distribution center and retail store facilities under operating lease agreements, which expire through August 2016. Many of the leases contain renewal options for approximately 3 to 5 years. Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2007	$3,918
2008	4,166
2009	4,017
2010	1,257
2011	977
Thereafter	3,232

$17,567

Rent expense is recorded using the straight-line method to account for scheduled rental increases or rent holidays. Total rent expense for the years ended December 31, 2004, 2005, and 2006 was approximately $1,341, $2,989, and $3,776 respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

In September 2006, the Company entered into a purchase obligation with a movie production company for advertising services. The Company’s Teva brand is the presenting sponsor of a new documentary IMAX film that is to be released in IMAX theaters in March 2008. Future commitments under this agreement are as follows:

Year ending December 31:
2007	$—
2008	250
2009	300
2010	300
2011	200
Thereafter	200

$1,250

The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.

(8)	Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, or unusual items to segments. The Company evaluates performance based on net sales and profit or loss from operations. The Company’s reportable segments include the strategic business units responsible for the worldwide operations of each of its brands and its Consumer Direct business. They are managed separately because each business requires different marketing, research and development, design, sourcing and sales strategies. The earnings from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, royalties, bad debts, depreciation, amortization and the costs of employees directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution center, information technology, human resources, accounting and finance, credit and collections, executive compensation, and facilities costs. The operating income derived from the sales to third parties of the Consumer Direct segment is separated into two components: (i) the wholesale profit is included in the operating

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

income of each of the three brands, and (ii) the retail profit is included in the operating income of the Consumer Direct segment.

Business segment information is summarized as follows:

	2004	2005	2006

Net sales to external customers:
Teva wholesale	$83,477	$80,446	$75,283
UGG wholesale	101,806	150,279	182,369
Simple wholesale	9,633	6,980	10,903
Consumer Direct	19,871	27,055	35,868

	$214,787	$264,760	$304,423

Income (loss) from operations:
Teva wholesale*	$24,901	$22,388	$3,968
UGG wholesale	31,674	48,765	73,208
Simple wholesale	45	(834)	(2,443)
Consumer Direct	5,533	6,972	9,954
Unallocated overhead	(19,691)	(25,023)	(32,777)

	$42,462	$52,268	$51,910

Depreciation and amortization:
Teva wholesale	$401	$459	$484
UGG wholesale	30	72	76
Simple wholesale	31	45	56
Consumer Direct	92	156	317
Unallocated overhead	1,233	1,765	2,149

	$1,787	$2,497	$3,082

Capital expenditures:
Teva wholesale	$226	$185	$590
UGG wholesale	19	263	84
Simple wholesale	111	29	60
Consumer Direct	151	486	1,940
Unallocated overhead	934	3,141	2,869

	$1,441	$4,104	$5,543

Total assets from reportable segments:
Teva wholesale		$83,725	$70,862
UGG wholesale		55,884	62,646
Simple wholesale		5,175	4,194
Consumer Direct		945	2,956

		$145,729	$140,658

*	Included in Teva income from operations in 2006 is an impairment loss if $15,300 (See note 10).

The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets, that are specifically identifiable with one of the Company’s business segments. Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company’s cash and cash equivalents, short-term investments, deferred tax assets, and various other assets shared by the Company’s segments.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

Reconciliations of total assets from reportable segments to the consolidated financial statements are as follows:

	2005	2006

Total assets from reportable segments	$145,729	$140,658
Unallocated deferred tax assets	5,949	4,713
Other unallocated corporate assets	56,713	104,602

Consolidated total assets	$208,391	$249,973

The Company sells its footwear products principally to customers throughout the U.S. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, Asia, and Latin America among other regions. International sales were 18.3%, 13.3%, and 12.6% of net sales for the years ended December 31, 2004, 2005, and 2006, respectively. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. One customer accounted for 14.1%, 15.8% and 16.7% of the Company’s net sales in 2004, 2005, and 2006, respectively. No other customer accounted for more than 10% of net sales in the years ended December 31, 2004, 2005 or 2006. As of December 31, 2005 and 2006 the Company had one customer representing 27.6% and 31.5% of net trade accounts receivable, respectively.

As of December 31, 2006, approximately $11,951 of trademarks and $466 of goodwill are held in Bermuda by a subsidiary of the Company. Substantially all other long-lived assets are held in the U.S.

The Company’s production and sourcing is concentrated primarily in China, Australia and New Zealand, with the vast majority of its production at five independent contractor factories in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties, and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.

(9)	Quarterly Summary of Information (Unaudited)

Summarized unaudited quarterly financial data are as follows:

	2005
	March 31	June 30	September 30	December 31

Net sales	$64,263	$40,341	$69,193	$90,963
Gross profit	29,567	15,969	29,070	36,916
Net income	8,887	2,732	8,150	12,076
Net income per share:
Basic	$0.72	$0.22	$0.66	$0.97
Diluted	$0.69	$0.21	$0.63	$0.94

	2006
	March 31	June 30	September 30	December 31

Net sales	$56,004	$41,721	$82,322	$124,376
Gross profit	24,700	19,041	37,173	60,285
Net income*	5,649	2,731	10,599	12,543
Net income per share:
Basic	$0.45	$0.22	$0.85	$1.00
Diluted	$0.44	$0.21	$0.83	$0.97

*	Included in net income in the quarter ended December 31, 2006 is an impairment loss of $15,300 (see note 10).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

(10)	Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	As of December 31, 2006
		Weighted
	Gross	Average
	Carrying	Amortization	Accumulated	Net Carrying
	Amount	Period	Amortization	Amount

Amortizable intangible assets	$1,752	6 years	$1,235	$517
Nonamortizable intangible assets:
Trademarks	$35,852
Goodwill	18,030

	$55,634

In accordance with SFAS 142, the Company performed its annual impairment test of nonamortizable intangible assets using market value approaches and valuation techniques as of December 31, 2006 and determined that there was no impairment of goodwill. However, the Company concluded that the fair value of the Teva trademarks was less than the carrying amount and recorded an impairment charge of $15,300. The method used to determine the fair value of the trademarks was a royalty relief method using discounted cash flows to determine future royalty revenue and expenses. The impairment loss is included in a separate line item within income from operations, and as a part of the Teva reportable segment.

Aggregate amortization expense for amortizable intangible assets, using the straight-line amortization method, for the years ended December 31, 2004, 2005 and 2006 was $253, $310, and $310, respectively. Estimated amortization expense for existing intangible assets for the next five years is: $285 in 2007, $147 in 2008, $85 in 2009, and $0 thereafter.

(11)	Licensing

The Company selectively licenses its brand names in product categories beyond footwear. The Company currently has several licensing agreements for Teva brand products, including U.S. licenses for men’s and women’s headwear and socks, a Canadian sportswear license and a recently signed license for bags and packs to be delivered for the Spring 2007 season. The Company also has licensing arrangements for UGG brand products, specifically for handbags and other small leather goods, outerwear and cold weather accessories.

For several of its initial licensing arrangements, the Company used BHPC Global Licensing, Inc. (“BHPC”), a full service licensing agency, to identify candidates and coordinate its licensing business. The Company pays BHPC an agency fee on license income related to the licensing agreements that BHPC coordinated on its behalf. In 2005 and 2006, the Company paid BHPC agency fees of approximately $118 and $79, respectively. BHPC is 50% owned by one of our directors, Daniel L. Terheggen. The unpaid balance at December 31, 2005 and 2006 was $49 and $56, respectively.

The Company recognizes license income upon shipment of the products by the licensees and records a corresponding fee to BHPC for the underlying shipments. License income, net of any fees to BHPC, is included in net sales in the accompanying statement of operations. Management believes that the terms entered into are at arms-length and that such terms are comparable to those with third parties.

(12)	Related Party Transactions

In 1993, the Company and Douglas B. Otto, Chairman of the Board, entered into a split dollar life insurance arrangement, whereby the Company participated in a portion of the life insurance premiums paid through 2001. The

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, except share quantity and per share data)

arrangement provided that Mr. Otto’s estate would reimburse the Company for all premiums previously paid. In 2005, Mr. Otto reimbursed the Company for all premiums paid on his behalf. The Company carried the value of the life insurance policy at its cash surrender value, which was lower than the amount of premiums paid on the policy. As a result, the Company recognized a gain of $260 in 2005 upon settlement and receipt of the reimbursement.

Refer also to the discussion of BHPC in note 11.

(13)	Subsequent Events

In January 2007, the Company entered into an Escrow Agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank. The Escrow Agreement is in conjunction with the Company’s purchase obligation with a movie production company for advertising services. As a result of the agreement, $1,250 of the Company’s cash and cash equivalents balance at December 31, 2006 became restricted cash in January 2007. The Escrow Agreement contains a disbursement schedule according to when the funds will be disbursed to the production company (see note 7).

Schedule II

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2004, 2005 and 2006

	Balance at			Balance at
	Beginning of			End of
	Year	Additions	Deductions	Year

Year ended December 31, 2004:
Allowance for doubtful accounts(1)	$1,581	$580	$365	$1,796
Allowance for sales discounts(2)	545	1,508	568	1,485
Allowance for sales returns(3)	1,245	7,104	6,618	1,731
Markdown allowance(4)	202	871	248	825

Year ended December 31, 2005:
Allowance for doubtful accounts(1)	$1,796	$1,740	$962	$2,574
Allowance for sales discounts(2)	1,485	1,714	1,489	1,710
Allowance for sales returns(3)	1,731	5,603	4,469	2,865
Markdown allowance(4)	825	1,044	634	1,235

Year ended December 31, 2006:
Allowance for doubtful accounts(1)	$2,574	$(1,013)	$826	$735
Allowance for sales discounts(2)	1,710	2,430	1,638	2,502
Allowance for sales returns(3)	2,865	2,704	3,951	1,618
Markdown allowance(4)	1,235	564	554	1,245

(1)	The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectibility of our accounts receivable. Deductions are the actual write offs of the receivables. In 2006, additions were negative because the Company collected on accounts that were deemed to be potentially uncollectible as of December 31, 2005.

(2)	The additions to the reserve for sales discounts represent estimates of discounts to be taken by our customers based upon our historical discounts experience. Deductions are the actual discounts taken by our customers.

(3)	The additions to the allowance for returns represent estimates of returns based upon our historical returns experience. Deductions are the actual returns of products.

(4)	The additions to the markdown allowance represent estimates of mark downs required to sell older products. Deductions are the actual mark downs on the sale of older products.

See accompanying report of independent registered public accounting firm.