Form 10-Q
period 2007-03-31
DECKERS OUTDOOR CORP
filed 2007-05-10
CIK 910521

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2007
Common Stock, $0.01 par value	12,786,348

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$25,303	$34,255
Restricted cash	250	—
Short-term investments	84,234	64,637
Trade accounts receivable, net of allowances of $2,932 and $6,100 as of March 31, 2007 and December 31, 2006, respectively	36,400	49,571
Inventories	34,157	32,375
Prepaid expenses and other current assets	2,447	2,199
Deferred tax assets	4,386	4,386
Total current assets	187,177	187,423
Restricted cash	1,000	—
Property and equipment, at cost, net	8,224	7,770
Intangible assets, net	54,322	54,399
Deferred tax assets	327	327
Other assets, net	53	54
Total assets	$251,103	$249,973
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$15,279	$21,053
Accrued expenses	5,064	7,204
Income taxes payable	5,492	7,478
Total current liabilities	25,835	35,735
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000 shares; 12,606 shares issued and outstanding at March 31, 2007; 12,588 shares issued and outstanding at December 31, 2006	126	126
Additional paid-in capital	82,967	81,761
Retained earnings	141,656	131,958
Accumulated other comprehensive income	519	393
Total stockholders’ equity	225,268	214,238
Total liabilities and stockholders’ equity	$251,103	$249,973

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$72,575	$56,004
Cost of sales	39,054	31,304
Gross profit	33,521	24,700
Selling, general and administrative expenses	18,345	15,786
Income from operations	15,176	8,914
Other (income) expense, net:
Interest income	(1,166)	(595)
Interest and other expense, net	178	15
	(988)	(580)
Income before income taxes	16,164	9,494
Income taxes	6,466	3,845
Net income	$9,698	$5,649
Net income per share:
Basic	$0.77	$0.45
Diluted	$0.75	$0.44
Weighted-average common shares outstanding:
Basic	12,595	12,468
Diluted	12,932	12,763

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$9,698	$5,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	901	727
Recovery of doubtful accounts	(200)	(427)
Write-down of inventory	450	1,331
Gain on sale of property and equipment	(15)	(5)
Stock-based compensation	636	331
Changes in operating assets and liabilities:
Trade accounts receivable	13,371	13,152
Inventories	(2,232)	762
Prepaid expenses and other current assets	(248)	(384)
Restricted cash	(1,250)	—
Trade accounts payable	(5,774)	(5,584)
Accrued expenses	(1,728)	(1,133)
Income taxes payable	(1,918)	(2,859)
Net cash provided by operating activities	11,691	11,560
Cash flows from investing activities:
Purchases of short-term investments	(72,729)	(63,766)
Proceeds from sales of short-term investments	53,132	11,478
Purchases of property and equipment	(1,560)	(297)
Proceeds from sale of property and equipment	18	19
Net cash used in investing activities	(21,139)	(52,566)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	221	317
Cash received from issuances of common stock	281	507
Net cash provided by financing activities	502	824
Effect of exchange rates on cash	(6)	(15)
Net change in cash and cash equivalents	(8,952)	(40,197)
Cash and cash equivalents at beginning of period	34,255	50,749
Cash and cash equivalents at end of period	$25,303	$10,552
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$8,163	$6,789
Non-cash investing activity:
Accruals for property and equipment	$280	$—

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)          General

(a)   Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Our business is seasonal, with the highest percentage of Teva® brand net sales occurring in the first and second quarters of each year and the highest percentage of UGG® brand net sales occurring in the third and fourth quarters, while the quarter with the highest percentage of annual net sales for the Simple® brand has varied from year to year.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(b)   Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns, markdowns and discounts, impairment assessments and charges, deferred taxes, depreciation and amortization, litigation reserves, fair value of share-based payments, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities. Actual results could differ from these estimates.

(c)          Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

(2)          Stock Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment” to account for stock-based compensation.

The Company’s 1993 Stock Incentive Plan (the “1993 Plan”), as amended, provided for 3,000,000 shares of common stock that were reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to 1993 Plan participants were not restricted to any specified form and may have included stock options, securities convertible into or redeemable for stock, stock appreciation rights, stock purchase warrants, or other rights to acquire stock. Stock option awards were

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vested on a graded basis over four years of continuous service and had ten-year contractual terms. The fair value of stock options is calculated using the Black-Scholes pricing model. No stock options were granted during the three months ended March 31, 2007 and 2006. The 1993 Plan was terminated in May 2006, and no new awards will be issued under this plan.

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

The Company grants nonvested stock units (“NSUs”) annually to key personnel. The NSUs granted pursuant to the 1993 Plan and the 2006 Plan entitle the employee recipients to receive shares of common stock in the Company, which generally vest in quarterly increments between the third and fourth anniversary of the grant. Many of these awards include vesting that is also subject to achievement of certain performance targets.

In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “ESPP”). The ESPP was intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, as amended, 300,000 shares of common stock were reserved for issuance to employees who had been employed by the Company for at least six months. The ESPP provided for employees to purchase the Company’s common stock at a discount below market value, as defined by the ESPP. The ESPP was terminated in September 2006, and no new shares will be issued under the ESPP.

Prior to January 1, 2006, in accordance with APB 25, the intrinsic value of the NSUs was recorded to compensation expense over the vesting period. Awards with performance conditions were accounted as variable with the intrinsic value remeasured at each reporting date. Beginning January 1, 2006, all NSUs are recorded as equity-based awards under SFAS 123R, whereby the fair value of the NSU is calculated based on the closing stock price on the grant date.

Additionally, on a quarterly basis, the Company grants 400 fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The table below summarizes stock compensation amounts recognized:

	Three months ended March 31,
	2007	2006
Compensation expense recorded for:
NSUs	$416	$313
Stock options	70	111
ESPP	—	32
Directors’ shares	150	64
Total compensation expense	636	520
Income tax benefit recognized in income statement	(260)	(212)
Net compensation expense	$376	$308

A summary of the activity under the 1993 Plan and 2006 Plan as of March 31, 2007, and changes during the period are presented below.

Summary Details for 1993 Plan Share Options

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	466,000	$6.59	3.9	$24,896
Granted	—	—
Exercised	(15,000)	19.10
Forfeited or expired	—	19.00
Outstanding at March 31, 2007	451,000	$6.15	3.6	$29,244
Exercisable at March 31, 2007	424,000	$5.34	3.4	$27,845
Expected to vest and exercisable at March 31, 2007	447,000	$6.04	3.6	$29,037

During the three months ended March 31, 2007 and 2006, stock options exercised totaled 15,000 and 50,000 shares, respectively, with a total intrinsic value of $723 and $962, respectively. Tax benefit realized from stock options exercised during the three months ended March 31, 2007 and 2006 was $296 and $412, respectively. There were no stock options granted during the three months ended March 31, 2007 and 2006.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Nonvested Stock Units Issued Under the 1993 Plan and 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	239,000	$40.36
Granted	3,000	57.16
Vested	—	—
Forfeited	(3,000)	40.30
Nonvested at March 31, 2007	239,000	$40.54

During the three months ended March 31, 2007, all NSU grants were granted under the 2006 Plan. As of March 31, 2007, there was $5,778 of total unrecognized compensation cost related to stock options and NSUs that will vest in the future, over a weighted-average vesting period of 3.1 years.

(3)          Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. At March 31, 2007 and December 31, 2006, accumulated other comprehensive income of $519 and $393, respectively, consisted of net unrealized gains on short-term investments and cumulative foreign currency translation adjustment.

Comprehensive income is determined as follows:

	Three months ended March 31,
	2007	2006
Net income	$9,698	$5,649
Unrealized gain on short-term investments	113	—
Cumulative foreign currency translation adjustment	13	29
Total comprehensive income	$9,824	$5,678

(4)          Income per Share

Basic income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the three months ended March 31, 2007 and 2006, the difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock and NSUs.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The reconciliations of basic to diluted weighted-average common shares outstanding are as follows:

	Three months ended March 31,
	2007	2006
Weighted-average shares used in basic computation	12,595,000	12,468,000
Dilutive effect of stock options and NSUs	337,000	295,000
Weighted-average shares used for diluted computation	12,932,000	12,763,000

All options outstanding as of March 31, 2007 and 2006 were included in the computation of diluted income per share for the three months ended March 31, 2007 and 2006.

The Company excluded 77,000 and 72,000 contingently issuable shares of common stock underlying its NSUs from the diluted income per share computations for the three months ended March 31, 2007 and 2006, respectively. The shares were excluded because the necessary conditions had not been satisfied for any shares to be issuable based on the Company’s performance through March 31, 2007 and 2006, respectively.

(5)          Restricted Cash

In January 2007, the Company entered into an Escrow Agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank. The Escrow Agreement is in conjunction with the Company’s purchase obligation with a movie production company for advertising services. As a result of the agreement, $1,250 of the Company’s cash and cash equivalents balance at December 31, 2006 became restricted cash in January 2007. $250 of the restricted cash is short-term and is included as a current asset, and the remaining $1,000 is long-term and is included as a noncurrent asset in the Company’s balance sheet at March 31, 2007. The Escrow Agreement contains a disbursement schedule according to when the funds will be disbursed to the production company, which is as follows:

January 2008	$250
January 2009	300
January 2010	300
January 2011	200
January 2012	200
$1,250

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(6)          Short-term Investments

Short-term investments, which primarily consist of market auction rate notes receivable, market auction rate preferred securities, and government and agency securities are classified as available for sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity. Interest and dividends are included in interest income in the consolidated statements of income. Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months are classified as short-term investments, as we utilize the funds for our working capital requirements. The fair values of the Company’s short-term investments are as follows:

	March 31, 2007		December 31, 2006
	Unrealized (Losses) Gains	Fair Value	Unrealized Gains	Fair Value
Certificates of deposit	$(7)	$6,992	$—	$1,999
Government and agency securities	232	27,943	92	28,767
Corporate bonds	(20)	15,023	—	—
Auction rate securities	—	34,276	—	33,871
Total	$205	$84,234	$92	$64,637

(7)          Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. In September 2006, the Company amended the Facility, eliminating the borrowing base formula requirement, extending the maturity date, and changing certain covenant requirements. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (8.25% at March 31, 2007) or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, (5.32% at March 31, 2007) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2008. At March 31, 2007, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and outstanding letters of credit aggregated $52. As a result, $19,948 was available under the Facility at March 31, 2007.

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends.

(8)          Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended March 31, 2007, the Company recorded an income tax expense of $6,466,

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

representing an effective income tax rate of 40.0%. For the three months ended March 31, 2006, the Company recorded an income tax expense of $3,845, representing an effective rate of 40.5%.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.”  At the date of adoption and as of March 31, 2007, the total amount of unrecognized tax benefits, including related interest, was $1,665.  If the total amount of unrecognized tax benefits was recognized, $1,310 of unrecognized tax benefits and $355 of interest would impact the effective tax rate.  The Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statement of income.  The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2002.  The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for the year 2004 in the first quarter of 2007 that is anticipated to be completed by the end of 2008.  As of March 31, 2007, the IRS has not proposed any adjustments to the Company’s tax positions.  Management does not anticipate the IRS audit will result in a material change to the Company’s financial statements.  Accordingly, it is reasonably possible that the Company’s unrecognized tax benefit could change, however, the Company does not expect any change to be material.

(9)          Recent Accounting Pronouncements

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value. This provides companies the opportunity to mitigate volatility in earnings caused by measuring instruments differently without complex hedge accounting provisions. SFAS 159 is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Net sales and operating income (loss) by business segment are summarized as follows:

	Three months ended
	March 31,
	2007	2006
Net sales to external customers:
Teva wholesale	$37,724	$33,826
UGG wholesale	20,144	12,428
Simple wholesale	3,623	3,217
Consumer Direct	11,084	6,533
	$72,575	$56,004
Income (loss) from operations:
Teva wholesale	$12,740	$10,426
UGG wholesale	8,724	4,131
Simple wholesale	(18)	(68)
Consumer Direct	2,918	2,197
Unallocated overhead costs	(9,188)	(7,772)
	$15,176	$8,914

Business segment asset information is summarized as follows:

	March 31,	December 31,
	2007	2006
Total assets for reportable segments:
Teva wholesale	$88,402	$70,862
UGG wholesale	31,573	62,646
Simple wholesale	6,703	4,194
Consumer Direct	3,427	2,956
	$130,105	$140,658

The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets, that are specifically identifiable with one of the Company’s business segments. Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company’s cash and cash equivalents, short-term investments, deferred tax assets, and various other assets shared by the Company’s segments. Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets are as follows:

	March 31,	December 31,
	2007	2006
Total assets for reportable segments	$130,105	$140,658
Unallocated deferred tax assets	4,713	4,713
Other unallocated corporate assets	116,285	104,602
Consolidated total assets	$251,103	$249,973

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The Company sells its footwear products principally to customers throughout the U.S. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, Asia, and Latin America among other regions. International sales were 23.3% and 22.0% of net sales for the three months ended March 31, 2007 and 2006, respectively. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. No single customer accounted for more than 10% of the Company’s net sales for both the three months ended March 31, 2007 and 2006. As of March 31, 2007 and December 31, 2006, the Company had one customer representing 8.1% and 31.5%, respectively, of net trade accounts receivable.

As of March 31, 2007, approximately $11,951 of trademarks and $466 of goodwill are held in Bermuda by a subsidiary of the Company. Substantially all other long-lived assets are held in the U.S.

The Company’s production and sourcing are concentrated primarily in China, Australia and New Zealand, with the vast majority of its production at five independent contractor factories in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties, and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.

(11)   Contingencies

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

You should read this report completely as well as the documents that we file as exhibits to this report and the documents that we incorporate by reference in this report, with the understanding that our future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements and we assume no obligation to update such forward-looking statements publicly for any reason.

The “Deckers,” “UGG,” “Teva,” and “Simple” families of related marks, images and symbols are our trademarks and intellectual property. Other trademarks, trade names and service marks appearing in this report are the property of their respective holders. References to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands, except for share quantity, per share data, and weighted-average wholesale prices per pair.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Overview

We are a leading designer, producer and brand manager of innovative, high-quality footwear and the category creator in the sport sandal, luxury sheepskin, and sustainable footwear segments. We market our products under three proprietary brands:

•       Teva®:   High performance sport sandals and rugged outdoor footwear and accessories;

•       UGG®:   Authentic luxury sheepskin boots and a full line of luxury and comfort footwear and accessories; and

•       Simple®:   Innovative sustainable-lifestyle footwear and accessories.

We sell our three brands through domestic retailers and international distributors and directly to our end-user consumers through our Consumer Direct business. We sell our products in both the domestic market and international markets. Independent third parties manufacture all of our products.

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

From fiscal 2002 to 2004, wholesale net sales of Teva brand products increased at a compound annual growth rate of 13.5%. However, for fiscal years 2005 and 2006, wholesale net sales of Teva products decreased by approximately 3.6% and 6.4%, respectively, compared to the year ago periods. We attribute this decline in sales primarily to a prolonged period of weak product innovation, coupled with a significant increase in competitor activity. We began to address this situation in 2006 by dedicating significantly

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

greater resources to product planning, design, and development, and through aggressive marketing. We also repositioned the Teva brand to a younger target consumer. For the third and fourth quarters of 2006, the Teva brand’s wholesale net sales increased by 1.0% and 15.9%, respectively, compared to the same periods of 2005. For the three months ended March 31, 2007, the Teva brand’s wholesale net sales increased by 11.5% over the same period of 2006. We expect Teva brand growth to be in the mid-teens year over year in 2007.

We see a continuing shift in consumer preferences and lifestyles to include more outdoor recreational activities. The Teva brand has remained popular among professional and amateur outdoor enthusiasts, who consider the brand authentic and performance oriented. Our Spring 2007 product line is over 70% new, and includes innovative technical performance styles, as well as new colors and fresh new casual styles, which target a new generation of young outdoor athletes and enthusiasts. Also, our Fall 2007 product line includes a broader offering of closed footwear, both performance and casual.

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

•       continued geographic expansion across the U.S. and internationally, and

•       continued addition of new product categories.

We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have significantly increased our product line to approximately 125 styles in Fall 2007 from approximately 50 styles in 2002. This product line expansion

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

includes our significantly expanded Spring and Fall 2006 Fashion Collection and Men’s offering, as well as new styles in our Driving Collection, our newly introduced Surf Collection, our Cold Weather Collection and our luxury slipper category. Nevertheless, we cannot assure investors that UGG brand sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline. For the three months ended March 31, 2007, the UGG brand’s wholesale net sales increased 62.1% compared to the same period in 2006.

Simple Brand Overview

Simple Shoes began in 1991 as an alternative to all the over-built, over-priced, and over-hyped products in the marketplace. The brand’s legacy was built on its original sneaker design, the Old School Sneaker, and grew to include successful sandal and casual products. In Fall 2005, as a response to the massive amount of waste produced by the footwear industry, the Simple brand launched a new collection of sustainable footwear called Green Toe®. Green Toe represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes.

The movement in Green Toe has also changed the rest of the Simple product line, which is evident in the addition of sustainable innovations like water-based adhesives, recycled plastic bottle shoelaces and footbeds, and recycled car tire outsoles. The brand’s sustainable message and product line are supported by a dedicated sales force in all key markets, in-house public relations management, and innovative and humorous national ad campaigns in publications like Vanity Fair, Rolling Stone, and The New York Times.

2006 marked a critical year in the brand’s growth as men’s and women’s products continued to perform well at retail, the demand for Green Toe increased, visibility in existing accounts increased due to successful sell—through, and the brand’s account base grew significantly both domestically and internationally. These efforts resulted in growth of 12.6% for the three months ended March 31, 2007 compared to the same period of 2006.

Simple Shoes is committed to innovation and bringing 100% sustainable products to the market, growing the brand’s business while at the same time bringing awareness and creating meaningful, environmentally friendly products for a global market.

Consumer Direct Overview

Our Consumer Direct business includes our internet and catalog retailing operations as well as our retail stores. We acquired our internet and catalog retailing business in November 2002 as part of the acquisition of the Teva Rights. In addition, we have opened three new retail outlet stores, one in Camarillo, California, one in Wrentham, Massachusetts and one in Riverhead, New York along with our existing store in Ventura, California. We also opened our first UGG brand concept store in New York, New York in 2006. Based on the success of the existing stores, we currently plan to open one additional retail outlet store in Woodbury Common Premium Outlets in Woodbury, New York, as well as another UGG brand concept store in Chicago, Illinois by the end of 2007.

Our Consumer Direct business, which today sells all three of our brands, enables us to meet the growing demand for these products, to sell the products at retail prices and to provide us with significant incremental operating income. From the time we initiated our Consumer Direct business through the first quarter of 2007, we have had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers have continued to increase reliance on the internet for footwear and

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

other purchases and as we began to open retail outlet stores. Net sales of the Consumer Direct business increased 69.7% in the three months ended March 31, 2007, compared to the same period in 2006.

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

Licensing Overview

In 2004, we embarked on a strategy to license our footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. We currently have eleven licensing agreements with six licensees for the Teva and UGG brands combined. We record licensing revenues and expenses within their respective brand. The activity is very small in relation to the consolidated operations, and we do not expect significant incremental net sales and profits from licensing in the near future.

Seasonality

Our business is seasonal, with the highest percentage of Teva brand net sales occurring in the first and second quarters of each year and the highest percentage of UGG brand net sales occurring in the third and fourth quarters. To date, the Simple brand has not had a seasonal impact on the Company.

2007
First Quarter
Net sales	$72,575
Income from operations	$15,176

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,004	$41,721	$82,322	$124,376
Income from operations*	$8,914	$4,008	$17,308	$21,680

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$64,263	$40,341	$69,193	$90,963
Income from operations	$14,399	$4,677	$14,018	$19,174

*                    Included in income from operations in the fourth quarter of 2006 is a $15,300 impairment loss on our Teva trademark.

With the dramatic growth in the UGG brand in recent years, combined with the introduction of a Fall Teva product line, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for each of our brands in 2007, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Item 1A. “Risk Factors.”

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended
	March 31,
	2007	2006
Net sales by location:
U.S.	$55,644	$43,656
International	16,931	12,348
Total	$72,575	$56,004
Net sales by product line and Consumer Direct business:
Teva:
Wholesale	$37,724	$33,826
Consumer Direct	992	851
Total	38,716	34,677
UGG:
Wholesale	20,144	12,428
Consumer Direct	9,678	5,357
Total	29,822	17,785
Simple:
Wholesale	3,623	3,217
Consumer Direct	414	325
Total	4,037	3,542
Total	$72,575	$56,004
Income (loss) from operations by product line and Consumer Direct business:
Teva wholesale	$12,740	$10,426
UGG wholesale	8,724	4,131
Simple wholesale	(18)	(68)
Consumer Direct	2,918	2,197
Unallocated overhead costs	(9,188)	(7,772)
Total	$15,176	$8,914

The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the percent change in each item of operating dollars between the periods.

	Three Months Ended		Percent
	March 31,		Change
	2007	2006	2007 to 2006
Net sales	100.0%	100.0%	29.6%
Cost of sales	53.8	55.9	24.8
Gross profit	46.2	44.1	35.7
Selling, general and administrative expenses	25.3	28.2	16.2
Income from operations	20.9	15.9	70.2
Other income, net	(1.4)	(1.0)	70.3
Income before income taxes	22.3	17.0	70.3
Income taxes	8.9	6.9	68.2
Net income	13.4%	10.1%	71.7%

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Overview.   For the three months ended March 31, 2007, we had net sales of $72,575 and income from operations of $15,176 compared to net sales of $56,004 and income from operations of $8,914 for the three months ended March 31, 2006. These improved results were due to increases in sales in all our brands, led by increases in UGG product sales. Income from operations increased as a result of increased net sales and gross margins, partially offset by the increase in selling, general and administrative expenses.

Net Sales.   Net sales increased by $16,571 or 29.6%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily driven by strong full price selling for the UGG brand coupled with positive consumer reaction to our reengineered Teva product line. In addition, our weighted-average wholesale selling price per unit increased 2.4% to $18.94 for the three months ended March 31, 2007 from $18.49 for the three months ended March 31, 2006, resulting primarily from higher UGG sales, which generally carry a higher average selling price. During the quarter, we experienced increases in the number of units sold of each of our brands, resulting in a 22.2% overall increase in the volume of footwear sold to 3.3 million pairs for the three months ended March 31, 2007 compared to 2.7 million pairs for the three months ended March 31, 2006. We expect sales for the full year 2007 to be approximately 25% over 2006.

Wholesale net sales of Teva increased by $3,898, or 11.5%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to an increase in the number of units sold. Teva’s performance was driven by demand for new styles, particularly the performance water series, along with solid sell-through of men’s and women’s casuals. See “—Overview—Teva Brand Overview” above.

Wholesale net sales of UGG increased by $7,716, or 62.1%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to an increase in the number of units sold as well as increased average wholesale prices per pair. The improvement in sales was attributable to greater demand and increased distribution for the expanded Spring line. See “—Overview—UGG Brand Overview” above.

Wholesale net sales of Simple increased by $406, or 12.6%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was largely due to the launch of our Green Toe product line, which shifted demand from our sneaker, sandal, and clog lines. In addition, the increase in sales was also the result of heightened brand awareness, a broader product assortment, and the addition of several new key accounts. See “—Overview—Simple Brand Overview” above.

Net sales of the Consumer Direct business increased by $4,551, or 69.7%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. For the three months ended March 31, 2007, net sales of the Consumer Direct business included retail sales of Teva of $992, UGG of $9,678 and Simple of $414. For the three months ended March 31, 2006, the breakdown consisted of sales of Teva of $851, UGG of $5,357 and Simple of $325. The increase in net sales of the Consumer Direct business was primarily due to an increase in UGG brand internet sales and the additional sales of three new retail stores, which were not in place in the same period in 2006. See “—Overview—Consumer Direct Overview” above.

International sales, which are included in the segment sales above, for all of our products combined increased by $4,583, or 37.1%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, representing 23.3% of net sales for the three months ended March 31, 2007 compared to 22.0% of net sales for the three months ended March 31, 2006. Strong international demand

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

resulted in increases in all regions and all three brands, led by an increase in Teva and UGG product sales in Europe. We also launched the Teva brand in much of Latin America during the first quarter of 2007.

Gross Profit.   Gross profit increased by $8,821, or 35.7%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. As a percentage of net sales, gross margin was 46.2% for the three months ended March 31, 2007, compared to 44.1% for the three months ended March 31, 2006, primarily due to an improved sales mix and fewer closeouts for UGG, as well as lower inventory write-downs for all brands, partially offset by higher international sales, which have lower gross margins. Our gross margins fluctuate based on several factors, and we expect to return to a normal range of approximately 44.0% for the full year 2007.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses, or SG&A, increased by $2,559, or 16.2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. As a percentage of net sales, SG&A decreased to 25.3% for the three months ended March 31, 2007 from 28.2% for the three months ended March 31, 2006. The increase in SG&A expenses was largely due to an increase in payroll, costs related to our additional retail outlet stores, and international division expenses, as part of our ongoing investments in our infrastructure. These increases were partially offset by a decrease in marketing expenses.

Income from Operations.   Income from operations increased by $6,262, or 70.2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was due primarily to the increase in net sales and gross profit, partially offset by the increase in SG&A.

Income from operations of Teva wholesale increased by $2,314, or 22.2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to increased sales and lower marketing and promotional expenses, partially offset by higher selling expenses.

Income from operations of UGG wholesale increased by $4,593, or 111.2%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase was primarily the result of the higher sales volumes with higher average selling prices and higher gross margins due to lower inventory write-downs and a lower impact of closeout sales, partially offset by higher sales commissions and divisional selling expenses on the higher sales levels.

Loss from operations of Simple wholesale decreased by $50, or 73.5%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Despite achieving higher net sales and gross margins for the first quarter of 2007, we had increased closeout sales with negative margins, and we also increased sales and marketing expenses to expand the distribution of this product throughout the market, resulting in a loss from operations for the first quarter of 2007.

Income from operations of our Consumer Direct business increased by $721, or 32.8%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. This was largely due to increased sales from our internet and catalog business as well as the opening of three new retail stores that did not exist in the same period of 2006, partially offset by lower gross margins and higher operating costs associated with higher sales levels and the new retail stores.

Unallocated overhead costs increased by $1,416 or 18.2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, resulting primarily from higher corporate payroll costs, international division costs, and warehouse expenses. The increase in corporate payroll costs is in line with our continuing investment in our infrastructure.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Other (Income) Expense, net.   Interest income increased by $571, or 96.0% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase resulted primarily from the investment of our higher cash, cash equivalents and short-term investments balances, as well as higher rates of return in the current period compared to the same period a year ago.

Income Taxes.   For the three months ended March 31, 2007, income tax expense was $6,466, representing an effective income tax rate of 40.0%. For the three months ended March 31, 2006, income tax expense was $3,845 representing an effective income tax rate of 40.5%. The decrease in the effective tax rate was primarily due to higher anticipated annual pre-tax income in international jurisdictions, which have lower income tax rates than the U.S. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income.   Our net income increased 71.7% to $9,698 from $5,649 as a result of the items discussed above. Our diluted earnings per share increased 70.5% to $0.75 for the three months ended March 31, 2007 compared to $0.44 in the same period of 2006, primarily as a result of the increase in net income. We expect our diluted earnings per share for the full year 2007 to be approximately 15% over 2006, before the $15,300 pre-tax impairment loss attributable to our Teva trademark. We present our diluted earnings per share projection excluding the impairment loss because such loss is a non-recurring charge that is outside our normal business operations. The numbers are presented in a manner that is consistent with how management views our business.

Off-Balance Sheet Arrangements

We have two types of off-balance sheet arrangements. See “—Contractual Obligations” below. We do not believe that these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

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

Cash from Operating Activities.   Net cash provided by operating activities was $11,691 for the three months ended March 31, 2007 compared to $11,560 for the three months ended March 31, 2006. The change in net cash from operating activities was primarily due to increased net income and a lesser

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

decrease in income taxes payable in the first three months of 2007 compared to the first three months of 2006. The lower decrease in income taxes payable is primarily the result of higher income tax accruals related to the higher pre-tax income in the three months ended March 31, 2007 compared to the same period in 2006. This was partially offset by an increase in inventories in the three months ended March 31, 2007 compared to a decrease in the three months ended March 31, 2006, which resulted from our anticipated higher sales in the second quarter of 2007 compared to the second quarter of 2006. Net working capital improved by $9,654 to $161,342 as of March 31, 2007 from $151,688 as of December 31, 2006, primarily as a result of higher short-term investments balances along with lower accounts payable. The increase in working capital was partially offset by a decrease in cash and cash equivalents and accounts receivable. The changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.

Cash from Investing Activities.   For the three months ended March 31, 2007, net cash used in investing activities was $21,139, which was comprised primarily of the net purchases of short-term investments. In addition, we used $1,560 for capital expenditures, primarily related to our new UGG brand trade show booth, the replacement and upgrading of certain computer equipment, and our new Simple brand trade show booth. For the three months ended March 31, 2006, net cash used in investing activities was $52,566, which was comprised primarily of the net purchases of short-term investments.

Cash from Financing Activities.   For the three months ended March 31, 2007, net cash provided by financing activities was $502 compared to $824 for the three months ended March 31, 2006. For the three months ended March 31, 2007, the net cash provided by financing activities consisted of cash received from the exercise of stock options as well as the excess tax benefits from stock-based compensation. For the three months ended March 31, 2006, net cash provided by financing activities consisted primarily of cash received from the exercise of stock options as well as the excess tax benefits from stock-based compensation.

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and a revolving credit facility. At March 31, 2007, working capital was $161,342 including $25,303 of cash and cash equivalents and $84,234 of short-term investments. Trade accounts receivable decreased by 26.6% to $36,400 at March 31, 2007 from $49,571 at December 31, 2006, largely due to normal seasonality. Accounts receivable turnover increased to 8.7 times in the twelve months ended March 31, 2007 from 8.1 times in the twelve months ended December 31, 2006.

Inventories increased 5.5% to $34,157 at March 31, 2007 from $32,375 at December 31, 2006, reflecting a $703 increase in UGG inventory, a $546 increase in Simple inventory, and a $533 increase in Teva inventory. Overall, inventory turnover increased slightly to 4.4 times for the twelve months ended March 31, 2007 from 4.2 times for the twelve months ended December 31, 2006 due in part to higher sales during the twelve months ended March 31, 2007 compared to net sales in the twelve months ended December 31, 2006. The increase in inventory for all brands during the first quarter of 2007 was due to the fulfillment of our expanded Spring line.

Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. In September 2006, we amended the Facility, eliminating the borrowing base formula requirement, extending the maturity date, and changing certain covenant requirements. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (8.25% at March 31, 2007) or, at our option, at the London Interbank Offered Rate, or LIBOR, (5.32% at March 31, 2007) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

commitment fees of $60 per year and currently expires on June 1, 2008. At March 31, 2007, we had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts, and outstanding letters of credit of $52. As a result, $19,948 was available under the Facility at March 31, 2007.

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at March 31, 2007, and remain so as of the date of this report.

We currently have no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2007 will range from approximately $3,000 to $4,000 and may include continued replacement and upgrading of computer equipment and the initial build-out of new retail outlet stores. The actual amount of capital expenditures for the remainder of 2007 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

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

Contractual Obligations.   The following table summarizes our contractual obligations at March 31, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$16,720	$4,021	$7,601	$2,080	$3,018
Purchase obligations	1,250	250	800	200	—
Unrecognized tax benefits	1,665	—	1,665	—	—
Total	$19,635	$4,271	$10,066	$2,280	$3,018

Our operating lease obligations consist primarily of building leases for our corporate offices, distribution centers and retail locations. Our purchase obligation is an agreement with a movie production company for advertising services. Our Teva brand is the presenting sponsor of a new documentary IMAX

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

film that is to be released in IMAX theaters in March 2008. The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized.

Impact of Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a material impact on our net sales or profitability.

Critical Accounting Policies and Estimates

Revenue Recognition.   We recognize revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, markdowns, and bad debts are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales.

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

Allowance for Doubtful Accounts.   We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience, and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts. Reserves have been established for all probable losses of this nature. The gross trade accounts receivable balance was $39,332 and the allowance for doubtful accounts was $509 at March 31, 2007, compared to gross trade accounts receivable of $55,671 and the allowance for doubtful accounts of $735 at December 31, 2006. The decrease in the allowance for doubtful accounts at March 31, 2007 compared to December 31, 2006 was primarily related to the decrease in account receivable due to a decrease in sales for the three months ended March 31, 2007 compared to the three months ended December 31, 2006. Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at March 31, 2007 by approximately $300.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Reserve for Sales Discounts.   A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment, and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivables and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $806 at March 31, 2007 and $2,502 at December 31, 2006. The decrease in the reserve for sales discounts at March 31, 2007 compared to December 31, 2006 was primarily due to the decrease in the gross trade accounts receivable during the period in addition to normal seasonality. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at March 31, 2007 by approximately $80.

Allowance for Estimated Returns.   We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns decreased to $750 at March 31, 2007 from $1,618 at December 31, 2006, primarily as a result of lower net sales and actual return rate in the three months ended March 31, 2007 compared to the three months ended December 31, 2006 due to normal seasonality. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at March 31, 2007 by approximately $280.

Allowance for Estimated Markdowns.   When our customers pay their invoices, they often take deductions for markdowns against their invoices, which we seldom recover. Therefore, we record an allowance for the entire balance of markdowns that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for markdowns that have not yet been taken. This estimate is based on historical trends of the timing of markdowns taken against invoices. The allowance for markdowns was $867 at March 31, 2007 and $1,245 at December 31, 2006. The decrease in the allowance was a result of lower gross trade accounts receivables as of March 31, 2007 compared to December 31, 2006, partially offset by slower resolution of these markdowns by our vendor compliance department.

Inventory Write-Downs.   Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At March 31, 2007, inventories were stated at $34,157, net of inventory write-downs of $1,809. At December 31, 2006, inventories were stated at $32,375, net of inventory write-downs of $3,605. The decrease in inventory write-downs at March 31, 2007 compared to December 31, 2006 was primarily due to the sale of inventory that had been previously written down at December 31, 2006, partially offset by new inventory write-downs during the first three months of 2007. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount at March 31, 2007 by approximately $320.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

In 2006, we performed our annual impairment test of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques as of December 31, 2006 and determined that there was no impairment of goodwill. However, we concluded that the fair value of our trademarks was less than the carrying amount and recorded an impairment charge of $15,300 in the fourth quarter of 2006. Our use of different estimates (including estimated royalty rates, discount rates, and future revenues) and assumptions could produce different financial results. For example, a 1.0% change in our estimated future revenues of Teva would change the impairment loss for the year ended December 31, 2006 by approximately $1,300. No events occurred to trigger an impairment evaluation since the fourth quarter of 2006.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value. This provides companies the opportunity to mitigate volatility in earnings caused by measuring instruments differently without complex hedge accounting provisions. SFAS 159 is effective for us beginning January 1, 2008. We do not expect the adoption of this statement to have a material effect on our consolidated financial statements.

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

Market Risk.   Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At March 31, 2007, we had no outstanding borrowings under the revolving line of credit. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Angel R. Martinez, and Chief Financial Officer, Zohar Ziv, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 16, 2007.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.                        Defaults upon Senior Securities.

Not applicable

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.                        Other Information.

Not applicable

Item 6.                        Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 31 of this report.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECKERS OUTDOOR CORPORATION
Date: May 10, 2007	/s/ ZOHAR ZIV
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