Form 10-K/A
period 2006-12-31
DECKERS OUTDOOR CORP
filed 2007-10-11
CIK 910521

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement relating to registrant’s 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of registrant’s fiscal year ended December 31, 2006, are incorporated by reference in Part III of this Form 10-K/A.

DECKERS OUTDOOR CORPORATION

For the Fiscal Year Ended December 31, 2006

Explanatory Note

On September 4, 2007, management and the Audit Committee of the Board of Directors of Deckers Outdoor Corporation (the “Company”) concluded that it is necessary to restate the Company’s previously issued consolidated financial statements for the fiscal years 2004 through 2006 as well as certain financial information related to fiscal 2002 and 2003 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The restatement is the result of material misstatements due to the underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company. The Audit Committee retained an independent third party to conduct an investigation of this matter. The investigation has been concluded and revealed that this matter was isolated to oversight and operations of the China subsidiary. No other matters were identified as part of the investigation.

See Note 2, “Restatement,” of the notes to the consolidated financial statements for a detailed discussion of the effects of the restatement.

The Company is filing this Amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2006 (the “Form 10-K/A”) to reflect the restatement of the Company’s audited consolidated financial statements for each of the three years ended December 31, 2006, the financial information in the Selected Financial Data for the five years ended December 31, 2006, the unaudited selected quarterly financial information for each quarter in the years ended December 31, 2005 and 2006, and related financial information and disclosures originally filed with the Securities and Exchange Commission on Form 10-K on March 16, 2007 (the “Original Filing”). This Form 10-K/A amends and restates Item 1 of Part I, Items 6, 7, 8, and 9A of Part II, and Item 15 of Part IV of the Original Filing. These Items have been amended to reflect the effects of the restatement and unless otherwise indicated, have not been updated to reflect other events occurring after the filing of the Original Filing. Following the filing of this Form 10-K/A, the Company will file an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007. The Company has not amended, and does not intend to amend, any of its other previously filed reports for the periods affected by the restatement. The Company’s previously issued financial statements included in those reports for the years ended December 31, 2004 through 2006 and for the quarter ended March 31, 2007 should no longer be relied upon.

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

UGG®   UGG Australia is our luxury comfort brand and the category creator for luxury sheepskin footwear. The UGG brand has enjoyed several years of strong growth and positive consumer receptivity, driven by consistent introductions of new styles, introductions of UGG products in the fall and spring seasons and geographic expansion of distribution. We carefully manage the distribution of our in-line UGG products within high-end specialty and department store retailers in order to best reach our target consumers, preserve UGG’s retail channel positioning and maintain the UGG brand’s position as a mid- to upper-price luxury brand.

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

Through continued innovation, expansion of product offerings, premium distribution and strategic marketing initiatives, we have successfully developed three premier lifestyle brands. Our total net sales increased by 15.0%, from $264,760 in 2005 to $304,423 in 2006 and our income from operations decreased by 0.9% from $51,908 in 2005 to $51,442 in 2006, including a $15,300 impairment loss on our Teva trademarks. For 2006, wholesale shipments of Teva®, UGG® and Simple® products aggregated $75,283, $182,369 and $10,903, respectively, and represented 24.7%, 59.9% and 3.6% of our total net sales, respectively. Sales of our brands through our Consumer Direct division (which includes our internet, catalog and retail outlets), which are in addition to our wholesale shipments, were $35,868 representing 11.8% of total net sales in 2006.

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

Drive Demand Through Innovation and Technical Leadership.   We believe our reputation for innovation and technical leadership distinguishes our products from those of our competitors and provides us with significant competitive advantages. Just as our proprietary Universal Strapping System set the performance standard for sport sandals in the mid-1980s, more recent technical advances like our Spider Rubber and our Teva Wraptor®, Wraptor-Lite®, and Drain Frame™ which we are introducing in 2007, all provide uncompromised performance for the new outdoor athlete. Performance will always be a key element of the Teva brand. We also continue to develop innovative styles, products and product categories for our UGG collection in order to support the UGG brand’s positioning as a functional lifestyle brand, which can be worn in a variety of climates and weather conditions. The UGG brand has benefited from our continuing expansion into non-boot casuals, sheepskin-trimmed footwear and styles combining sheepskin with fine-grade suede and leathers, all designed to expand our market share in new categories and increase our sales in both the fall and spring selling seasons. In fact, for Spring 2006, the UGG brand introduced its first ever line of open-toe sandals and slides in a variety of styles and colorways that incorporated thin layers of sheepskin for added comfort and luxury. The goal of the Simple brand is to revolutionize the footwear industry by being 100% sustainable. We believe there is a shift happening in the global marketplace in regards to consumers leading a more sustainable lifestyle. We are at the forefront of the industry in leading with new sustainable material innovations, such as using bamboo, organic cotton, natural latex and cork combinations, recycled car tires, and recycled PET (old plastic water bottles) throughout our product line. The Simple brand will continue to innovate through working towards 100% sustainability in design, development, and material applications.

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

Introduce New Categories and Styles under Existing Brands.   We intend to increase our sales by developing and introducing additional footwear products under our existing brands that meet our high standards of performance, practicality, authenticity, comfort and quality. We have expanded the open-toe footwear category under our Teva brand by launching new casual and performance styles, as well as several new sandal styles that provide increased foot coverage and protection. We have also introduced several closed-toe performance styles and collections, including amphibious footwear, light hikers, trail runners and outdoor cross trainers. Further expansion into the casual outdoor footwear market is planned, where the aggregate market is considerably greater than the market size for the Teva brand’s core sport sandals. We have expanded our UGG product collection to incorporate additional styles and fabrications in order to further penetrate the fall, spring and winter seasons. We have expanded our men’s and kids’ business and have introduced a cold-weather series featuring sheepskin and Vibram® outsoles. For Spring 2006, we introduced a new line of open-toe sandals and slides that incorporate a thin layer of sheepskin for added luxury and comfort while our Fall 2006 line included a variety of new categories and fabrications. For 2007, we will continue to develop and expand these lines. As the sustainability lifestyle movement is reaching the mainstream market, we believe that the timing is more relevant than ever for our brand positioning. Our goal is to lead the industry through new product innovations and pursue new solutions to make our business practices more sustainable. The influence of our Green Toe® collection, products made from sustainable materials, will be seen throughout the entire Simple product line, especially in our sneaker segment with the introduction of ecoSNEAKS. We will also expand our kids’ collection with Green Piggies™.  This collection of products follows the same guidelines as Green Toe. We round out the entire lifestyle of the Simple brand with our bag collection, launched in the 2006 holiday season, and plan to expand this collection in 2007. By introducing new categories under our brands, in particular, the closed-toe footwear under Teva and the spring product offerings under UGG, we believe we will expand the selling seasons for our brands which will result in increased sales and will contribute to a more balanced year round business for each of these brands.

Grow Domestic Distribution.   We believe that we have significant opportunities to increase our sales by expanding domestic distribution of our products. Our Teva brand has historically been distributed through the outdoor specialty, sporting goods and department store retail channels. We believe we have the opportunity to expand our retail presence in each of these channels. In addition, we see the potential for expansion into the athletic specialty channel, as well as the running specialty channel, with strategic and focused product and marketing programs. The UGG brand originally realized a substantial portion of its sales in California. Today, we have a more balanced business, growing our business significantly in the Midwest and North East. For our Simple line, we are focusing distribution on specialty independent retailers, department stores, outdoor retailers, and surf shops for our broad product offering, as well as the introduction into the health and wellness retail channel through our Green Toe offering of ecologically friendly footwear. We also plan to expand through the internet, as consumers have continued to increase reliance on the internet for footwear and other purchases. Additionally, we currently plan to open one or two more retail outlet stores in select premium outlet malls in the U.S.,as well as another UGG brand concept store in a major metropolitan area by the end of 2007.

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

Simple.   Our Simple products are targeted primarily towards select department stores, outdoor specialty accounts, independent specialty retailers, surf shops, and health and wellness accounts that target consumers seeking comfortable, high quality, and sustainable footwear. Key accounts such as Nordstrom, Dillard’s, REI, Whole Earth Provision, Hobie Sports, and Whole Foods Market cater to consumers in Simple brand’s demographic—men and women between the ages of 21 and 35.

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

To ensure that high performance technical products continue to satisfy the requirements of the Teva brand’s historical consumer base of performance-oriented “core enthusiasts,” our design staff solicits input from our Team Teva whitewater athletes, the Teva U.S. Mountain Running Team and other professional outdoorsmen, as well as several of our key retailers, including REI, Eastern Mountain Sports, Dick’s Sporting Goods and L.L. Bean. We regularly add new innovations, components and styles to our product line based on their input. For example, for 2007, our proprietary Wraptor technology is incorporated into performance running sandals, trail runners, and light hikers. In addition, for specific traction and durability requirements, we have added variations of our proprietary Spider Rubber compound which now includes Original Spider Rubber—a sticky, non-slip rubber outsole material for use across wet and dry terrain, SSR—a super sticky rubber compound for use specifically in extreme water conditions to provide superior grip on smooth wet surfaces, like rocks, fiberglass, and raft rubber; and Spider XC—an off-road hybrid that combines the non-slip traction of Spider Rubber with durability for use in both wet and dry conditions.

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

Financial Information about Segments and Geographic Areas

Our four reportable business segments include the strategic business units responsible for the worldwide operations of each of our brands—Teva, Simple and UGG, as well as our Consumer Direct retailing business. The following table shows our domestic and international revenues for each of the years ended December 31, 2004, 2005, and 2006.

	Years Ended December 31,
	2004	2005	2006
Net sales by location:
U.S.	$175,419	$229,487	$266,092
International	39,368	35,273	38,331
Total	$214,787	$264,760	$304,423

Refer to note 9 to our accompanying consolidated financial statements for further discussion of our business segment data and our long-lived assets that are attributable to our domestic versus foreign operations.

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

•       broad market fluctuations in volume and price; and

•       a variety of risk factors, including the ones described elsewhere in this Annual Report on Form 10-K/A and in our other periodic reports.

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

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the NASDAQ Composite Index and a peer group index for the five-year period commencing December 31, 2001 and ending December 31, 2006. The data represented below assumes $100 invested in each of the Company’s Common Stock, the NASDAQ Composite Index and the peer group index on December 31, 2001. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table represents securities authorized for issuance under our equity compensation plans as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	466,000	$6.59	1,913,000
Equity compensation plans not approved by security holders	—	—	—
Total	466,000	$6.59	1,913,000

Item 6.                        Selected Financial Data

We derived the following selected consolidated financial data from our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following consolidated financial information together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Certain of this data has been restated to reflect adjustments described in Note 2 to the Consolidated Financial Statements included in Item 15 of this Form 10-K/A.

	Years ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Statement of Operations Data
Net sales:
Teva wholesale	$64,849	$72,783	$83,477	$80,446	$75,283
UGG wholesale	23,491	34,561	101,806	150,279	182,369
Simple wholesale	10,159	7,210	9,633	6,980	10,903
Consumer Direct	608	6,501	19,871	27,055	35,868
Net sales	99,107	121,055	214,787	264,760	304,423
Cost of sales, as Restated	57,790	69,965	124,659	153,598	163,692
Gross profit, as Restated	41,317	51,090	90,128	111,162	140,731
Selling, general and administrative expenses	34,954	32,407	47,971	59,254	73,989
Litigation expense (income)(1)	3,228	(500)	—	—	—
Impairment loss(3)	—	—	—	—	15,300
Income from operations, as Restated	3,135	19,183	42,157	51,908	51,442
Other expense (income), net, as Restated	658	4,770	2,517	374	(1,910)
Income before income taxes and cumulative effect of accounting change, as Restated	2,477	14,413	39,640	51,534	53,352
Income taxes, as Restated	1,242	5,752	14,713	20,387	22,743
Income before cumulative effect of accounting change, as Restated	1,235	8,661	24,927	31,147	30,609
Cumulative effect of accounting change, net of $843 income tax benefit(2)	(8,973)	—	—	—	—
Net (loss) income, as Restated	$(7,738)	$8,661	$24,927	$31,147	$30,609
Per common share:
Basic net income before cumulative effect of accounting change, as Restated	$0.13	$0.86	$2.27	$2.52	$2.45
Cumulative effect of accounting change(2)	(0.96)	—	—	—	—
Basic net (loss) income, as Restated	$(0.83)	$0.86	$2.27	$2.52	$2.45
Diluted income before cumulative effect of accounting change, as Restated	$0.13	$0.73	$2.05	$2.42	$2.38
Cumulative effect of accounting change(2)	(0.92)	—	—	—	—
Diluted net (loss) income, as Restated	$(0.79)	$0.73	$2.05	$2.42	$2.38
Weighted average common shares outstanding:
Basic	9,328	9,610	11,005	12,349	12,519
Diluted	9,806	11,880	12,142	12,866	12,882

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

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$3,941	$6,662	$10,379	$50,749	$34,255
Working capital, as Restated	$21,228	$21,040	$67,426	$104,205	$147,860
Total assets, as Restated	$120,970	$119,737	$174,206	$208,665	$249,973
Long-term debt, including current installments	$39,028	$30,287	$—	$—	$—
Total stockholders’ equity, as Restated	$64,115	$68,919	$138,779	$174,640	$210,410

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

Restatement

On September 4, 2007, management and the Audit Committee of the Board of Directors of Deckers Outdoor Corporation (the “Company”) concluded that it is necessary to restate the Company’s previously issued consolidated financial statements for the fiscal years 2004 through 2006 as well as certain financial information related to fiscal 2002 and 2003 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Such prior consolidated financial statements should no longer be relied upon. The restatement is the result of material misstatements due to the underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company.

Underpayments and interest/surcharges and penalties with respect thereto reduced net income by $0.6 million, $0.7 million, and $0.9 million for the years ended December 31, 2004, 2005 and 2006, respectively, and reduced retained earnings by $1.6 million as of January 1, 2004 to reflect the after-tax impact of the restatement in prior periods. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, management has determined the range of loss for such matters to be $3.8 million to $6.4 million. Management has determined that there is no amount within this range that is more likely to occur than any other, accordingly the lower end of the expected range has been accrued. The range of loss may continue to increase in future periods as a result of the accrual of penalties and interest charges that may continue to be incurred through settlement. Because these matters relate in part to employment related tax matters, there is a level of subjectivity utilized in the interpretation of the application of tax and employment related laws and regulations. Accordingly, there can be no assurance that the amounts as ultimately negotiated and settled will fall within this range. See Note 2, “Restatement,” of the notes to the consolidated financial statements for a detailed discussion of the effects of the restatement.

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

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$64,263	$40,341	$69,193	$90,963
Income from operations, as Restated	$14,321	$4,595	$13,933	$19,059

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$56,004	$41,721	$82,322	$124,376
Income from operations*, as Restated	$8,823	$3,913	$17,191	$21,515

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

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Years Ended December 31,
	2004	2005	2006
Net sales by location:
U.S.	$175,419	$229,487	$266,092
International	39,368	35,273	38,331
Total	$214,787	$264,760	$304,423
Net sales by product line and Consumer Direct business:
Teva:
Wholesale	$83,477	$80,446	$75,283
Consumer Direct	4,759	4,792	5,218
Total	88,236	85,238	80,501
UGG:
Wholesale	101,806	150,279	182,369
Consumer Direct	14,415	21,354	29,092
Total	116,221	171,633	211,461
Simple:
Wholesale	9,633	6,980	10,903
Consumer Direct	697	909	1,558
Total	10,330	7,889	12,461
Total	$214,787	$264,760	$304,423
Income (loss) from operations by product line and Consumer Direct business:
Teva wholesale*, as Restated	$24,775	$22,270	$3,829
UGG wholesale, as Restated	31,514	48,535	72,908
Simple wholesale, as Restated	26	(846)	(2,472)
Consumer Direct	5,533	6,972	9,954
Unallocated overhead costs	(19,691)	(25,023)	(32,777)
Total	$42,157	$51,908	$51,442

*                    Included in Teva income from operations in 2006 is an impairment loss of $15,300 (see Impairment loss discussion below).

The following table shows certain operating data as a percentage of net sales and the increase (decrease) in each item of operating data.

	Years Ended December 31,			Percent Increase (Decrease)
	2004	2005	2006	2004 to 2005	2005 to 2006
Net sales	100.0%	100.0%	100.0%	23.3%	15.0%
Cost of sales, as Restated	58.0	58.0	53.8	23.2	6.6
Gross profit, as Restated	42.0	42.0	46.2	23.3	26.6
Selling, general and administrative expenses	22.3	22.4	24.3	23.5	24.9
Impairment loss	—	—	5.0	—	*
Income from operations, as Restated	19.6	19.6	16.9	23.1	(0.9)
Interest expense (income) and other, net, as Restated	1.2	0.1	(0.6)	(85.1)	*
Income before income taxes, as Restated	18.5	19.5	17.5	30.0	3.5
Income taxes, as Restated	6.9	7.7	7.5	38.6	11.6
Net income, as Restated	11.6%	11.8%	10.1%	25.0	(1.7)

*                    Calculation of percentage is not meaningful.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

Overview.   In 2006, we had net sales of $304,423 and income from operations of $51,442 compared to net sales of $264,760 and income from operations of $51,908 in 2005. These results were driven by increased UGG and Simple brand sales, partially offset by a decrease in Teva brand sales. The decrease in income from operations was the result of a $15,300 impairment loss on our Teva trademarks, partially offset by higher sales and gross margins compared to 2005.

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

Net wholesale sales of Teva products decreased by $5,163, or 6.4%, in 2006 compared to 2005. This decrease was due to increased competition, a recent lack of meaningful product innovation, and a decline in sales in certain international markets. We began to address the situation by dedicating significantly greater resources to product development, marketing and advertising, and the development of a solid international infrastructure. We began to see the results of these efforts in the fourth quarter of 2006 with an increase of 15.9% over the fourth quarter of 2005. See “—Overview—Teva Brand Overview” above.

Net wholesale sales of UGG products increased by $32,090, or 21.4%, in 2006 compared to 2005 due primarily to increased sales of all categories, including boots, slippers, casuals, kids’ and men’s footwear. The increase was partially offset by approximately $10,000 of Fall 2004 holiday sales that did not ship until the first quarter of 2005, which caused net sales of UGG branded products to be slightly higher in the first quarter of 2005 compared to the first quarter of 2006. See “—Overview—UGG Brand Overview” above.

Net wholesale sales of Simple products increased by $3,923, or 56.2%, in 2006 compared to 2005. The increase was largely due to the greater demand of our sandal collection and the introduction of our Green Toe collection, as well as an increase in sales of our core sneaker product line. See “—Overview—Simple Brand Overview” above.

Net sales of the Consumer Direct business increased by $8,813, or 32.6%, in 2006 compared to 2005, representing 10.2% of net sales in 2005 and 11.8% of net sales in 2006. In 2005, net sales of the Consumer Direct business included retail sales of Teva products of $4,792, UGG products of $21,354 and Simple products of $909. In 2006, net sales of the Consumer Direct business included retail sales of Teva of $5,218, UGG of $29,092 and Simple of $1,558. The increase in net sales of the Consumer Direct business was due to the greater demand for our products and the additional sales of our retail outlet stores, which were not all in place throughout 2005. See “—Overview—Consumer Direct Overview” above.

International sales for all of our products increased by $3,058, or 8.7%, in 2006 compared to 2005, representing 13.3% of net sales in 2005 and 12.6% of net sales in 2006. The increase in international sales was driven by increases in both UGG and Simple brand sales, partially offset by decreases in Teva brand international sales.

Gross Profit.   Gross profit increased by $29,569, or 26.6%, in 2006 compared to 2005. As a percentage of net sales, gross margin increased to 46.2% in 2006 compared to 42.0% in 2005. The increase was primarily due to an increase in the UGG brand’s wholesale gross margin, related to higher initial sell-in margins, lower inventory write-offs, and lower closeout sales. Our gross margins fluctuate based on several factors and we expect to return to a normal margin of approximately 44.0% in 2007.

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

Income from Operations.   Income from operations decreased by $466, or 0.9%, in 2006 compared to 2005, representing 19.6% of sales in 2005 and 16.9% in 2006. The decrease in income from operations was primarily due to the impairment loss and the increase in SG&A expenses, partially offset by the increase in sales and gross profit.

Income from operations of the Teva brand at wholesale decreased by $18,441, or 82.8%, in 2006 compared to 2005. This decrease was largely due to the $15,300 impairment loss on our Teva trademarks as well as the decrease in net sales and increase in marketing expenses. The decrease was partially offset by lower selling commissions, lower bad debt expense and lower divisional sales expenses.

Income from operations of the UGG brand at wholesale increased by $24,373, or 50.2%, in 2006 compared to 2005. This was largely due to increased sales volumes and gross margins as well as lower bad debt expense, partially offset by higher divisional sales expenses and marketing expenses.

Loss from operations of the Simple brand at wholesale was $846 in 2005 compared to a loss from operations of $2,472 in 2006. In spite of achieving higher net sales for 2006, the Simple brand experienced lower gross margins from increased closeouts with negative margins along with higher marketing and selling costs.

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

Other Expense (Income).   Other expense (income), net was $374 in 2005 compared to $(1,910) in 2006. Since we had outstanding borrowings under our credit facility for a short period of time in 2005 in order to meet our seasonal borrowing needs, the interest income received on our invested cash was offset by the interest expense incurred on the seasonal borrowings. In 2006, we had no outstanding borrowings during the year, higher excess cash and cash equivalents and short-term investments balances, and higher investment return rates than 2005. In addition, we had $349 and $461 of interest and penalties in 2005 and

2006, respectively, related to underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company (see Note 2, “Restatement,” of the notes to the consolidated financial statements). We expect to continue to have increased interest income in 2007.

Income Taxes.   In 2005, income tax expense was $20,387, representing an effective income tax rate of 39.6%. In 2006, income tax expense was $22,743 representing an effective income tax rate of 42.6%. The increase in the effective tax rate in 2006 was primarily due to approximately $5,000 of impairment loss attributable to a foreign subsidiary that receives no tax benefit from the charge, as this subsidiary is in a tax free jurisdiction. This increase was partially offset by the restructure of our legal entities to benefit from lower tax jurisdictions internationally. In 2005, we repatriated $3,500 from our international subsidiaries under section 965 of the American Jobs Creation Act of 2004, resulting in approximately $331 of incremental Federal and State income taxes.

Net Income.   Our net income decreased 1.7% from $31,147 in 2005 to $30,609 in 2006 primarily as a result of the impairment loss, offset by higher net sales, higher gross profit margins, and higher interest income in 2006. Our earnings per diluted share decreased 1.7% from $2.42 to $2.38 primarily as a result of the decrease in net income.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

Overview.   In 2005, we had net sales of $264,760 and income from operations of $51,908 compared to net sales of $214,787 and income from operations of $42,157 in 2004. These results were primarily due to increased sales of the UGG product line while maintaining comparable gross margin and operating income margin to last year.

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

Net wholesale sales of Teva products decreased by $3,031, or 3.6%, in 2005 compared to 2004. This decrease was due to several factors including an unseasonably cold Spring 2005 season, increased competition, a recent lack of meaningful product innovation and a decline in sales in the European market. We are proactively addressing the situation going forward by dedicating significantly greater resources to product development, marketing and advertising, and the development of a solid international infrastructure. See “—Overview—Teva Brand Overview” above.

Net wholesale sales of UGG products increased by $48,473, or 47.6%, in 2005 compared to 2004 due to several factors including a strong initial prebook of the Fall 2005 line including broad placement of our Metropolitan Collection. Demand for our various product categories in our expanded product line was strong throughout the Fall and Winter 2005 season. Our placement on “Oprah’s Favorite Things” gift show further increased demand for our product. Also, our deliveries in 2005 improved dramatically and the increased availability of inventory allowed us to fill a significantly greater amount of customer reorders in 2005 than in 2004 In addition, in early 2005 we delivered our first UGG brand Spring product line; whereas in 2004 we did not offer an UGG brand Spring product line. Also during the first quarter of 2005, we were able to deliver carryover shipments of our 2004 Fall and Holiday product, whereas during the first quarter of 2004 there were fewer carryover shipments from the 2003 Fall and Holiday season as we had a limited amount of product available to ship. In the fourth quarter of 2005, we delivered our Holiday 2005 orders on time, rather than in the following first quarter. See “—Overview—UGG Brand Overview” above.

Net wholesale sales of Simple products decreased by $2,653, or 27.5%, in 2005 compared to 2004. This decrease was largely due to the discontinuation of the Simple sheep product line in late 2004, partially offset by a renewed interest in the Simple brand, including continued growth in the Sugar and other sneaker styles as well as our clog offering. See “—Overview—Simple Brand Overview” above.

Net sales of the Consumer Direct business increased by $7,184, or 36.2%, in 2005 compared to 2004, representing 9.3% of net sales in 2004 and 10.2% of net sales in 2005. In 2004, net sales of the Consumer Direct business included retail sales of Teva products of $4,759, UGG products of $14,415 and Simple products of $697. In 2005, net sales of the Consumer Direct business included retail sales of Teva products of $4,792, UGG products of $21,354 and Simple products of $909. The increase in net sales of the Consumer Direct business was due to the increased demand for the UGG brand combined with increased product availability that allowed us to fill more Holiday orders in 2005 than in 2004 through our internet business, as well as increased retail outlet sales resulting from our new retail outlet store in Camarillo, California, which was opened in November 2005. The increase was also fueled by increased awareness of the internet site and increased consumer acceptance of online purchasing. See “—Overview—Consumer Direct Overview” above.

International sales for all of our products decreased by $4,095, or 10.4%, in 2005 compared to 2004, representing 18.3% of net sales in 2004 and 13.3% of net sales in 2005. The lower dollar amount of international sales resulted from declines in both Teva and UGG product lines in the European market.

Gross Profit.   Gross profit increased by $21,034, or 23.3%, in 2005 compared to 2004. As a percentage of net sales, gross profit margin was comparable at 42.0% in both 2004 and 2005, due to several offsetting factors. Gross margin was favorably impacted by the elimination of the airfreight costs incurred by the UGG brand in 2004, the lower overhead costs per pair resulting from our leverage of fixed overhead costs over a greater production volume in 2005 and the increase in domestic sales, which generally have a higher gross margin than our international sales. These favorable items were offset by an increase in inventory write-downs and closeout sales in 2005 combined with an increase in UGG brand sales, which generally carry a lower gross margin than sales of our Teva and Simple product lines.

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

Income from Operations.   Income from operations increased by $9,751, or 23.1%, in 2005 compared to 2004, representing 19.6% of sales in both 2004 and 2005. This was due primarily to the factors discussed above.

Income from operations of the Teva brand at wholesale decreased by $2,505, or 10.1%, in 2005 compared to 2004. This decrease was largely due to the $3,031, or 3.6%, decrease in net sales, an increase in bad debt expense of $698 and an increase in marketing costs of $396, partially offset by decreased selling commissions on the lower sales volume.

Income from operations of the UGG brand at wholesale increased by $17,021, or 54.0%, in 2005 compared to 2004. This was largely due to the $48,473, or 47.6% increase in net sales, partially offset by a $1,693 increase in sales commissions on the higher sales volume and increased advertising and marketing costs of $1,434.

Income from operations of the Simple brand at wholesale was $26 in 2004 compared to a loss from operations of $846 in 2005. This was primarily due to a $2,653, or 27.5%, decrease in net sales during the period combined with an increase in bad debt expense of $263. This was partially offset by an increase in gross margin resulting from a reduced impact of closeout sales in 2005 compared to 2004.

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

Other Expense (Income).   Other expense (income), net was $2,517 in 2004 compared to $374 in 2005. The interest expense in 2004 resulted principally from the borrowings incurred to finance our purchase of the Teva Rights in November 2002, which we subsequently paid off in full in the second quarter of 2004. Since we had outstanding borrowings under our credit facility for only a short period of time in 2005 in order to meet our seasonal borrowing needs, the interest income received on our invested cash was offset by the interest expense incurred on the seasonal borrowings. In addition, we had $278 and $349 of interest and penalties in 2004 and 2005, respectively, related to underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company (see Note 2, “Restatement,” of the notes to the consolidated financial statements).

Income Taxes.   In 2004, income tax expense was $14,713, representing an effective income tax rate of 37.1%. In 2005, income tax expense was $20,387 representing an effective income tax rate of 39.6%. The increase in the effective tax rate was primarily due to a higher annual pre-tax income for our domestic operating unit, which bears a higher tax rate than that of our international subsidiaries, resulting in a higher blended effective tax rate for the current year. In addition, in 2005 we repatriated $3,500 from our international subsidiaries under section 965 of the American Jobs Creation Act of 2004, resulting in approximately $331 of incremental Federal and State income taxes.

Net Income.   Our net income increased 25.0% from $24,927 in 2004 to $31,147 in 2005 as a result of higher net sales and lower interest expense in 2005, as discussed above. Our earnings per diluted share increased 18.0% from $2.05 to $2.42 as a result of the increase in net income, which was partially offset by the increase in weighted average common shares outstanding due to the follow-on public offering in May 2004.

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

Cash from Operating Activities.   Net cash provided by operating activities was $48,498 for the year ended December 31, 2006 compared to net cash provided by operating activities of $29,607 for the year ended December 31, 2005. The increase in net cash provided by operating activities in 2006 was largely due to the higher net income excluding the impairment loss on intangible assets of $15,300. The increase was also due to a higher increase in trade accounts payable in 2006 versus 2005 due to the timing of certain payments. This was partially offset by a greater increase in accounts receivable in 2006 compared to 2005, which resulted from increased sales. Net working capital improved by $43,655 to $147,860 as of December 31, 2006 from $104,205 as of December 31, 2005, primarily as a result of higher short-term investments balances and increased accounts receivable, partially offset by a decrease in cash and cash equivalents and an increase in trade accounts payable and accrued payroll. These changes in working capital are primarily due to increased sales and increased bonuses payable as well as our normal seasonality and timing of cash receipts and cash payments.

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

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and a revolving credit facility. At December 31, 2006, working capital was $147,860 including $34,255 of cash and cash equivalents and $64,637 of short-term investments. Trade accounts receivable increased by 24.9% to $49,571 at December 31, 2006 from $39,683 at December 31, 2005 resulting from a 36.7% increase in net sales during the fourth quarter of 2006 compared to the fourth quarter of 2005. Accounts receivable turnover increased to 8.1 times in the twelve months ended December 31, 2006 from 7.2 times in the twelve months ended December 31, 2005, primarily as a result of increased sales and faster collections in 2006 compared to 2005 due to the continued increased demand for UGG product in 2006 which encouraged retailers to pay their receivables balances faster in efforts to receive their upcoming deliveries more quickly.

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

See Note 2, “Restatement,” of the notes to the consolidated financial statements for a discussion of certain matters in the Far East that resulted in a restatement of the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for us as of January 1, 2007. We are currently evaluating the impact of adopting FIN 48, and believe the adoption of this statement will not have a material impact on our consolidated financial statements.

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

Item 8.                        Financial Statements and Supplementary Data.

Financial Statements and the Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K/A in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

(a)          Disclosure Controls and Procedures.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 pursuant to Exchange Act Rule 13a-15. As a result of the material weakness described below in Management’s Report on Internal Control over Financial Reporting (as Restated), the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

(b)           Management’s Report on Internal Control over Financial Reporting (as Restated).

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the detail, transactions and dispositions of the assets of the Company;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2006, management concluded that the Company’s internal control over financial reporting as of December 31, 2006, was effective.

However, on September 4, 2007, the Company determined that it was necessary to restate certain of its previously issued consolidated financial statements and that such previously issued consolidated financial statements should no longer be relied upon. The restatement was the result of the discovery of material misstatements due to the underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited. In connection with the restatement, management reassessed the Company’s internal control over financial reporting using the COSO criteria and identified a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified and included in its restated assessment the following material weakness as of December 31, 2006:

The Company did not have effective internal controls over financial reporting for payroll taxes and certain other taxes incurred by its China subsidiary (China payroll and other taxes). Specifically, the Company’s corporate monitoring controls failed to operate at a sufficient level of precision to detect the understatement of China payroll and other taxes. There was also insufficient oversight and supervision of subsidiary operational and accounting personnel over the determination and remittance of China payroll and other taxes in compliance with local tax laws. As a result, the Company did not detect that payroll expense reported to local China tax authorities was understated, which, in turn, understated the related tax obligations calculated and reported in the Company’s consolidated financial statements. This material weakness resulted in material misstatements requiring the restatement of the Company’s previously issued consolidated financial statements as of December 31, 2005 and 2006, and for each of the years in the three-year period ended December 31, 2006, and the interim consolidated financial information for each of the quarterly periods in 2005 and 2006.

Based on the Company’s assessment, including consideration of the aforementioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Accordingly, management now concludes that the Company’s internal control over financial reporting was not effective as of December 31, 2006.

KPMG LLP, the Company’s independent registered public accountants, has audited Management’s Report on Internal Control over Financial Reporting (as Restated), as stated in the Report of Independent Registered Public Accounting Firm that appears on page  F-3.

(c)   Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)   Remediation of Material Weakness

The Company’s management has implemented additional measures to address the material weakness described above, including  the removal of operational and accounting personnel involved in the underpayment of taxes, changing the oversight and supervision of its subsidiary accounting personnel to the Company’s Assistant Controller, implementing controls to confirm the accurate determination and timely remittance of the China subsidiary’s taxes due and inclusion of the China subsidiary in the scope of the annual Sarbanes-Oxley section 404 internal control evaluation.

The Company began to execute these remediative measures above in the third quarter of 2007. Additional measures may be forthcoming as we evaluate the effectiveness of these efforts. We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

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
10.13

Revolving Credit Agreement dated as of February 21, 2002 among Deckers Outdoor Corporation, UGG Holdings, Inc. and Comerica Bank—California. (Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.)

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

10.26

Amendment Number Three to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank—California dated as of August 6, 2003. (Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein)

10.27

Amendment Number Four to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of November 13, 2003 (Exhibit 10.27 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

10.28

Amendment Number Three to Senior Subordination Agreement dated November 13, 2003 (Exhibit 10.28 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

#10.29

Employment Agreement effective as of January 1, 2004 between Douglas B. Otto and Deckers Outdoor Corporation (Exhibit 10.29 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

#10.30

Employment Agreement effective as of January 1, 2004 between M. Scott Ash and Deckers Outdoor Corporation (Exhibit 10.30 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

#10.31

Employment Agreement effective as of January 1, 2004 between Patrick C. Devaney and Deckers Outdoor Corporation (Exhibit 10.31 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

#10.32

Employment Agreement effective as of January 1, 2004 between Constance X. Rishwain and Deckers Outdoor Corporation (Exhibit 10.32 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

#10.33

Employment Agreement effective as of January 1, 2004 between Robert P. Orlando and Deckers Outdoor Corporation (Exhibit 10.33 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

10.34

Lease Agreement dated November 1, 2003 between Ampersand Aviation, LLC and Deckers Outdoor Corporation for office building at 495-A South Fairview Avenue, Goleta, California, 93117 (Exhibit 10.34 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

10.35

Exclusive Independent Contractor Representation Agreement between Deckers Outdoor Corporation and BHPC Marketing, Inc. effective as of January 1, 2003 for representation of the Teva brand (Exhibit 10.35 to the Registrant’s Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

10.36

Amendment Number Five to Amended and Restated Credit Agreement between the Company and Comerica Bank- California dated as of February 28, 2005 (Exhibit 10.36 to the Registrant’s Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)

10.37

Lease Agreement dated September 15, 2004 between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant’s Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)

10.38

First Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated December 1, 2004 (Exhibit 10.38 to the Registrant’s Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)

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
Date: October 10, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS B. OTTO	Chairman of the Board	October 10, 2007
Douglas B. Otto

/s/ ANGEL R. MARTINEZ	President and Chief Executive	October 10, 2007
Angel R. Martinez	Officer (Principal Executive Officer)

/s/ ZOHAR ZIV	Chief Financial Officer	October 10, 2007
Zohar Ziv	(Principal Financial and Accounting Officer)

/s/ GENE E. BURLESON	Director	October 10, 2007
Gene E. Burleson

/s/ MAUREEN CONNERS	Director	October 10, 2007
Maureen Conners

/s/ JOHN M. GIBBONS	Director	October 10, 2007
John M. Gibbons

/s/ REX A. LICKLIDER	Director	October 10, 2007
Rex A. Licklider

/s/ JOHN G. PERENCHIO	Director	October 10, 2007
John G. Perenchio

/s/ TORE STEEN	Director	October 10, 2007
Tore Steen

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

We have audited the accompanying consolidated financial statements of Deckers Outdoor Corporation and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

As described in Note 2 to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements as of December 31, 2005 and 2006, and for each of the years in the three-year period ended December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Deckers Outdoor Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, except as to the fourth through the sixth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as Restated), which are as of October 10, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2006.

/s/ KPMG LLP
Los Angeles, California
March 16, 2007, except as to Note 2,
which is as of October 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deckers Outdoor Corporation:

We have audited management’s restated assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as Restated) (Item 9A(b)), that Deckers Outdoor Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s restated assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified and included in its restated assessment the following material weakness as of December 31, 2006:

The Company did not have effective internal controls over financial reporting for payroll taxes and certain other taxes incurred by its China subsidiary (China payroll and other taxes). Specifically, the Company’s corporate monitoring controls failed to operate at a sufficient level of precision to detect the understatement of China payroll and other taxes. There was also insufficient oversight and supervision of subsidiary operational and accounting personnel over the determination and remittance of China payroll and other taxes in compliance with local tax laws. As a result, the Company did not detect that payroll expense reported to local China tax authorities was understated, which, in turn, understated the related tax obligations calculated and reported in the Company’s consolidated financial statements. This material weakness resulted in material misstatements requiring the restatement of the Company’s previously issued consolidated financial statements as of December 31, 2005 and 2006, and for each of the years in the three-year period ended December 31, 2006, and the interim consolidated financial information for each of the quarterly periods in 2005 and 2006.

As stated in the fourth through the sixth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as Restated) (Item 9A(b)), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been restated to reflect the impact of the aforementioned material weakness in internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the restated consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of December 31, 2005 and 2006, and the related restated consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related consolidated financial statement schedule. The aforementioned material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the restated 2006 consolidated financial statements and this report does not affect our report dated March 16, 2007, except as to the restatement discussed in Note 2, which is as of October 10, 2007, which expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Los Angeles, California

March 16, 2007, except as to the fourth through the sixth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as Restated), which are as of October 10, 2007

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	December 31, as Restated
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$50,749	$34,255
Short-term investments	2,500	64,637
Trade accounts receivable, net of allowances of $8,384 and $6,100 in 2005 and 2006, respectively	39,683	49,571
Inventories	33,374	32,375
Prepaid expenses and other current assets	1,364	2,199
Deferred tax assets	6,223	4,386
Total current assets	133,893	187,423
Property and equipment, at cost, net	4,711	7,770
Trademarks	51,152	35,852
Goodwill	18,030	18,030
Intangible assets, net	827	517
Deferred tax assets	—	327
Other assets, net	52	54
Total assets	$208,665	$249,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$14,506	$21,053
Accrued sales commissions	1,327	833
Accrued payroll	3,460	6,735
Other accrued expenses	2,889	3,381
Income taxes payable	7,506	7,561
Total current liabilities	29,688	39,563
Deferred tax liabilities	4,337	—
Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.01 par value; authorized 20,000 shares; issued and outstanding 12,432 and 12,588 shares for 2005 and 2006, respectively	124	126
Additional paid-in capital	76,788	81,761
Retained earnings	97,521	128,130
Accumulated other comprehensive income	207	393
Total stockholders’ equity	174,640	210,410
Total liabilities and stockholders’ equity	$208,665	$249,973

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Years Ended December 31, as Restated
	2004	2005	2006
Net sales	$214,787	$264,760	$304,423
Cost of sales	124,659	153,598	163,692
Gross profit	90,128	111,162	140,731
Selling, general and administrative expenses	47,971	59,254	73,989
Impairment loss (note 10)	—	—	15,300
Income from operations	42,157	51,908	51,442
Other expense (income), net:
Interest income	(128)	(295)	(2,432)
Interest and other expense, net	2,645	669	522
	2,517	374	(1,910)
Income before income taxes	39,640	51,534	53,352
Income taxes	14,713	20,387	22,743
Net income	24,927	31,147	30,609
Net income per share:
Basic	$2.27	$2.52	$2.45
Diluted	$2.05	$2.42	$2.38
Weighted average common shares:
Basic	11,005	12,349	12,519
Diluted	12,142	12,866	12,882

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(amounts in thousands)

	Years Ended December 31, 2004, 2005 and 2006
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income
Balance at December 31, 2003, as previously reported	9,731	$97	$27,115	$43,052	$260	$70,524
Adjustment	—	—	—	(1,605)	—	(1,605)
Balance at December 31, 2003, as Restated	9,731	97	27,115	41,447	260	68,919
Common stock issued under follow-on offering	1,500	15	34,446	—	—	34,461
Stock-based compensation expense	—	—	61	—	—	61
Stock issued under stock incentive plan	910	10	4,083	—	—	4,093
Stock issued under the employee stock purchase plan	42	—	224	—	—	224
Excess tax benefit attributable to stock options	—	—	6,030	—	—	6,030
Net income, as Restated	—	—	—	24,927	—	24,927	$24,927
Foreign currency translation adjustment	—	—	—	—	64	64	64
Total comprehensive income							$24,991
Balance at December 31, 2004	12,183	122	71,959	66,374	324	138,779
Stock-based compensation expense	—	—	578	—	—	578
Stock issued under the employee stock purchase plan	43	—	295	—	—	295
Stock issued under stock incentive plan	206	2	1,663	—	—	1,665
Excess tax benefit attributable to stock options	—	—	2,293	—	—	2,293
Net income, as Restated	—	—	—	31,147	—	31,147	$31,147
Foreign currency translation adjustment	—	—	—	—	(117)	(117)	(117)
Total comprehensive income							$31,030
Balance at December 31, 2005	12,432	124	76,788	97,521	207	174,640
Stock-based compensation expense	8	—	2,079	—	—	2,079
Stock issued under the employee stock purchase plan	8	—	169	—	—	169
Exercise of stock options	140	2	1,170	—	—	1,172
Excess tax benefit attributable to stock options	—	—	1,555	—	—	1,555
Net income, as Restated	—	—	—	30,609	—	30,609	$30,609
Foreign currency translation adjustment	—	—	—	—	94	94	94
Unrealized gain on short-term investments	—	—	—	—	92	92	92
Total comprehensive income							$30,795

Balance at December 31, 2006	12,588	$126	$81,761	$128,130	$393	$210,410

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31, as Restated
	2004	2005	2006
Cash flows from operating activities:
Net income	$24,927	$31,147	$30,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,534	2,187	2,772
Amortization of intangible assets	253	310	310
Provision for (recovery of) doubtful accounts, net	580	1,740	(1,013)
Write-down of inventory	1,898	4,836	3,543
(Gain) loss on disposal of property and equipment	(5)	13	(8)
Impairment loss	—	—	15,300
Deferred tax provision	883	(1,042)	(2,827)
Stock-based compensation	339	754	2,079
Write-down of debt issuance costs	671	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(22,683)	(2,022)	(8,875)
Inventories	(14,154)	(7,950)	(2,544)
Prepaid expenses and other current assets	(832)	127	(835)
Other assets	15	540	(2)
Trade accounts payable	5,304	(2,018)	6,547
Accrued expenses	4,317	(1,768)	3,112
Income taxes payable	9,369	2,753	330
Net cash provided by operating activities	12,416	29,607	48,498
Cash flows from investing activities:
Purchases of short-term investments	(31,250)	(37,116)	(146,689)
Proceeds from sales of short-term investments	15,775	50,091	84,644
Proceeds from sale of property and equipment	43	31	42
Purchases of property and equipment	(1,441)	(4,104)	(5,543)
Net cash (used in) provided by investing activities	(16,873)	8,902	(67,546)
Cash flows from financing activities:
Borrowings under line of credit	—	25,500	—
Repayments under line of credit	—	(25,500)	—
Repayments of long-term debt	(30,287)	—	—
Excess tax benefits from stock-based compensation	—	—	1,280
Cash received from issuances of common stock	38,500	1,784	1,341
Net cash provided by financing activities	8,213	1,784	2,621
Effect of exchange rates on cash	(39)	77	(67)
Net change in cash and cash equivalents	3,717	40,370	(16,494)
Cash and cash equivalents at beginning of year	6,662	10,379	50,749
Cash and cash equivalents at end of year	$10,379	$50,749	$34,255
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,512	$257	—
Income taxes	$4,597	$18,684	$23,972

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
December 31, 2004, 2005 and 2006
(amounts in thousands, except share quantity and per share data)

Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

Pro forma information regarding the effect on net income and basic and diluted income per share for the years ended December 31, 2004 and 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, is as follows:

	Years Ended December 31, as Restated
	2004	2005
Net income, as reported	$24,927	$31,147
Add stock-based employee compensation expense included in reported net income, net of tax	215	460
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(1,015)	(1,144)
Pro forma net income	$24,127	$30,463
Net income per share:
Basic—as reported	$2.27	$2.52
Basic—pro forma	2.19	2.47
Diluted—as reported	2.05	2.42
Diluted—pro forma	2.00	2.38

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

Options to purchase 10,000 shares at $33.10 during 2004 and 2005 were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares during the respective periods, and therefore their inclusion would be anti-dilutive. All options outstanding as of December 31, 2006 were included in the computation of diluted income per share for 2006.

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

(p)   Business Segment Reporting

Management of the Company has determined its reportable segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” are its strategic business units. The four reportable segments are the Teva, UGG, and Simple wholesale divisions and the Company’s Consumer Direct business (consisting of the Company’s internet, catalog, and retail outlet stores). Information related to these segments is summarized in note 9.

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

	December 31, 2005		December 31, 2006
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
Certificates of deposit	$—	$—	$—	$1,999
Government and agency securities	—	—	92	28,767
Auction rate securities	—	2,500	—	33,871
Total	$—	$2,500	$92	$64,637

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006
(amounts in thousands, except share quantity and per share data)

(t)   New Accounting Standards

The Company adopted SFAS 123R on January 1, 2006. The impact of the adoption is discussed in note 1(h) above.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs - An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for fiscal years beginning after June 15, 2005 and was adopted on January 1, 2006. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company is currently evaluating the impact of adopting FIN 48 and believes the adoption of this statement will not have a material effect on the Company’s consolidated financial statements.

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

(2)   Restatement

On September 4, 2007, management and the Audit Committee of the Board of Directors of Deckers Outdoor Corporation (the “Company”) concluded that it was necessary to restate the Company’s previously issued consolidated financial statements for the fiscal years 2004 through 2006 as well as certain financial information related to fiscal 2002 and 2003 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The restatement is the result of material misstatements due to the underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company.

Although the impact of past tax underpayments and related interest/surcharges and penalties generated in each of the three years ended December 31, 2006 is not material to any individual annual consolidated financial statement, the Company has determined that the cumulative financial impact of the error on the 2006 consolidated financial statements is material and requires the consolidated financial statements to be restated. A significant portion of the error relates to periods prior to 2004, and accordingly, retained earnings as of January 1, 2004 has been restated for such portion. The errors generated in each of the three years ended December 31, 2006, have been recorded as an adjustment to cost of sales, interest and other expense, net, and income taxes in the consolidated statements of operations.

Underpayments and interest/surcharges and penalties with respect thereto reduced net income by $0.6 million, $0.7 million, and $0.9 million for the years ended December 31, 2004, 2005 and 2006, respectively, and reduced retained earnings by $1.6 million as of January 1, 2004 to reflect the after-tax impact of the restatement in prior periods. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, management has determined the range of loss for such matters to be $3.8 million to $6.4 million. Management has determined that there is no amount within this range that is more likely to occur than any other, accordingly the lower end of the expected range has been accrued. The range of loss may continue to increase in future periods as a result of the accrual of penalties and interest charges that may continue to be incurred through settlement. Because these matters relate in part to employment related tax matters, there is a level of subjectivity utilized in the interpretation of the application of tax and employment related laws and regulations. Accordingly, there can be no assurance that the amounts as ultimately negotiated and settled will fall within this range.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006
(amounts in thousands, except share quantity and per share data)

The effects of the restatement are reflected in the tables below. Additionally, the Consolidated Statements of Stockholders’ Equity reflect a decrease in the Company’s retained earnings of $1.6 million as of January 1, 2004 related to the error attributable to periods prior to fiscal 2004. The restatement had no effect on net cash flows from operating, investing or financing activities as shown in the Consolidated Statements of Cash Flows. The restatement also affected Notes 1, 6, 9 and 10 of the Company’s consolidated financial statements.

	December 31,
	2005			2006
	Previously Reported	Adjustment	Restated	Previously Reported	Adjustment	Restated
	(In thousands)
Consolidated Balance Sheets:
Assets
Cash and cash equivalents	$ 50,749	$ —	$ 50,749	$ 34,255	$ —	$ 34,255
Short-term investments	2,500	—	2,500	64,637	—	64,637
Trade accounts receivable, net	39,683	—	39,683	49,571	—	49,571
Inventories	33,374	—	33,374	32,375	—	32,375
Prepaid expenses and other current assets	1,364	—	1,364	2,199	—	2,199
Deferred tax assets	5,949	274	6,223	4,386	—	4,386
Total current assets	133,619	274	133,893	187,423	—	187,423
Property and equipment, at cost, net	4,711	—	4,711	7,770	—	7,770
Trademarks	51,152	—	51,152	35,852	—	35,852
Goodwill	18,030	—	18,030	18,030	—	18,030
Intangible assets, net	827	—	827	517	—	517
Deferred tax assets	—	—	—	327	—	327
Other assets, net	52	—	52	54	—	54
Total assets	$ 208,391	$ 274	$ 208,665	$ 249,973	$ —	$ 249,973
Liabilities and stockholders’ equity
Trade accounts payable	$ 14,506	$ —	14,506	$ 21,053	$ —	$ 21,053
Accrued sales commissions	1,327	—	1,327	833	—	833
Accrued payroll	2,219	1,241	3,460	5,111	1,624	6,735
Other accrued expenses	1,314	1,575	2,889	1,260	2,121	3,381
Income taxes payable	7,133	373	7,506	7,478	83	7,561
Total current liabilities	26,499	3,189	29,688	35,735	3,828	39,563
Deferred tax liabilities-noncurrent	4,337	—	4,337	—	—	—
Stockholders’ equity
Common stock	124	—	124	126	—	126
Additional paid-in capital	76,788	—	76,788	81,761	—	81,761
Retained earnings	100,436	(2,915)	97,521	131,958	(3,828)	128,130
Accumulated other comprehensive income	207	—	207	393	—	393
Total stockholders’ equity	177,555	(2,915)	174,640	214,238	(3,828)	210,410
Total liabilities and stockholders’ equity	$ 208,391	$ 274	$ 208,665	$ 249,973	$ —	$ 249,973

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006
(amounts in thousands, except share quantity and per share data)

	Year ended December 31,
	2004			2005			2006
	Previously Reported	Adjustment	Restated	Previously Reported	Adjustment	Restated	Previously Reported	Adjustment	Restated
	(In thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$ 214,787	$ —	$ 214,787	$ 264,760	$ —	$ 264,760	$ 304,423	$ —	$ 304,423
Cost of sales	124,354	305	124,659	153,238	360	153,598	163,224	468	163,692
Gross profit	90,433	(305)	90,128	111,522	(360)	111,162	141,199	(468)	140,731
Selling, general and administrative expenses	47,971	—	47,971	59,254	—	59,254	73,989	—	73,989
Impairment loss (note 11)	—	—	—	—	—	—	15,300	—	15,300
Income from operations	42,462	(305)	42,157	52,268	(360)	51,908	51,910	(468)	51,442
Other expense (income), net:
Interest income	(128)	—	(128)	(295)	—	(295)	(2,432)	—	(2,432)
Interest and other expense, net	2,367	278	2,645	320	349	669	61	461	522
Income before income taxes	40,223	(583)	39,640	52,243	(709)	51,534	54,281	(929)	53,352
Income taxes	14,684	29	14,713	20,398	(11)	20,387	22,759	(16)	22,743
Net income	$ 25,539	$ (612)	$ 24,927	$ 31,845	$ (698)	$ 31,147	$ 31,522	$ (913)	$ 30,609
Basic earnings per share	$ 2.32	$ (0.06)	$ 2.27	$ 2.58	$ (0.06)	$ 2.52	$ 2.52	$ (0.07)	$ 2.45
Diluted earnings per share	$ 2.10	$ (0.05)	$ 2.05	$ 2.48	$ (0.05)	$ 2.42	$ 2.45	$ (0.07)	$ 2.38

(3)   Retirement Plan

Effective August 1, 1992, the Company established a 401(k) defined contribution plan. Substantially all employees are eligible to participate in the plan through tax-deferred contributions. The Company matches 50% of an employee’s contribution up to $1.2 per year. Matching contributions totaled $92, $106, and $148 during 2004, 2005 and 2006, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. The Company did not make profit sharing contributions for the years ended December 31, 2004, 2005 or 2006.

(4)          Property and Equipment

Property and equipment is summarized as follows:

	2005	2006
Machinery and equipment	$ 7,877	$ 9,104
Furniture and fixtures	768	1,476
Leasehold improvements	2,769	6,468
	11,414	17,048
Less accumulated depreciation and amortization	6,703	9,278
Net property and equipment	$ 4,711	$ 7,770

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006
(amounts in thousands, except share quantity and per share data)

(5)          Notes Payable and Long-Term Debt

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

(6)          Income Taxes

Components of income taxes are as follows:

	Federal	State	Foreign	Total
			Restated	Restated
2004:
Current	$ 9,930	$ 2,073	$ 1,827	$ 13,830
Deferred	629	293	(39)	883
	$ 10,559	$ 2,366	$ 1,788	$ 14,713
2005:
Current	$ 17,630	$ 4,848	$ (1,049)	$ 21,429
Deferred	(1,064)	(118)	140	(1,042)
	$ 16,566	$ 4,730	$ (909)	$ 20,387
2006:
Current	$ 21,239	$ 4,610	$ (279)	$ 25,570
Deferred	(2,583)	(524)	280	(2,827)
	$ 18,656	$ 4,086	$ 1	$ 22,743

Foreign income (loss) before income taxes was $6,678, $3,863, and ($3,283) during the years ended December 31, 2004, 2005 and 2006, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006
(amounts in thousands, except share quantity and per share data)

Actual income taxes differed from that obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	Years Ended December 31, as Restated
	2004	2005	2006
Computed “expected” income taxes	$ 14,015	$ 18,161	$ 18,835
State income taxes, net of federal income tax benefit	1,895	2,740	3,255
Other	(1,197)	(514)	653
	$ 14,713	$ 20,387	$ 22,743

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2006 are presented below:

	2005	2006
Deferred tax assets (liabilities), current:
Uniform capitalization adjustment to inventory	$ 1,191	$ 716
Bad debt and other reserves	4,057	2,825
State taxes	1,563	1,783
Prepaid expenses	(588)	(938)
Total deferred tax assets, current	6,223	4,386
Deferred tax assets (liabilities), noncurrent:
Amortization of intangible assets	(4,107)	(1,192)
Depreciation of property and equipment	(230)	373
Stock option compensation	—	949
Net operating loss carryforwards	—	197
Total deferred tax assets (liabilities), noncurrent	(4,337)	327
Net deferred tax assets	$ 1,886	$ 4,713

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

As of December 31, 2006, withholding and U.S. taxes have not been provided on approximately $7,300 of unremitted earnings of our non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.

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

(7)          Stockholders’ Equity

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

The Company expects to issue new shares in connection with share-based awards.

The table below summarizes certain stock compensation amounts recognized in the years ended December 31, 2004, 2005, and 2006:

	Year Ended December 31,
	2004	2005	2006
Compensation expense recorded for:
Nonvested stock units	$ 61	$ 564	$ 1,195
Stock options	—	—	383
ESPP	—	—	119
Directors’ shares	278	190	382
Total compensation expense	339	754	2,079
Income tax benefit recognized in income statement	(124)	(294)	(867)
Net compensation expense	$ 215	$ 460	$ 1,212

A summary of the activity under the 1993 Plan and 2006 Plan as of December 31, 2004, 2005, and 2006 and changes during the period are presented below.

Summary Details for 1993 Plan Share Options

	Number of Shares	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	1,775,000	$ 5.62
Granted	26,000	29.04
Exercised	(900,000)	4.24
Forfeited or expired	(11,000)	11.31
Outstanding at December 31, 2004	890,000	$ 7.62	6.6	$ 35,040
Granted	—	—
Exercised	(199,000)	7.48
Forfeited or expired	(63,000)	12.71
Outstanding at December 31, 2005	628,000	$ 7.16	5.4	$ 12,852
Granted	—	—
Exercised	(140,000)	8.39
Forfeited or expired	(22,000)	11.54
Outstanding at December 31, 2006	466,000	$ 6.59	3.9	$ 24,896
Exercisable at December 31, 2006	439,000	$ 5.82	3.8	$ 23,783
Expected to vest and exercisable at December 31, 2006	463,000	$ 6.48	3.6	$ 24,731

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

Nonvested Stock Units Issued Under the 1993 Plan and 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	155,800	$30.76
Granted	98,200	53.18
Vested	—	—
Forfeited	(14,900)	24.57
Nonvested at December 31, 2006	239,100	$40.36

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

(8)          Commitments and Contingencies

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
$1,250

See Note 2 for a discussion of certain matters in the Far East that resulted in a restatement of the Company’s consolidated financial statements.

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

Business segment information is summarized as follows:

	2004	2005	2006
Net sales to external customers:
Teva wholesale	$83,477	$80,446	$75,283
UGG wholesale	101,806	150,279	182,369
Simple wholesale	9,633	6,980	10,903
Consumer Direct	19,871	27,055	35,868
	$214,787	$264,760	$304,423
Income (loss) from operations:
Teva wholesale* as Restated	$24,775	$22,270	$3,829
UGG wholesale as Restated	31,514	48,535	72,908
Simple wholesale as Restated	26	(846)	(2,472)
Consumer Direct	5,533	6,972	9,954
Unallocated overhead	(19,691)	(25,023)	(32,777)
	$42,157	$51,908	$51,442
Depreciation and amortization:
Teva wholesale	$401	$459	$484
UGG wholesale	30	72	76
Simple wholesale	31	45	56
Consumer Direct	92	156	317
Unallocated overhead	1,233	1,765	2,149
	$1,787	$2,497	$3,082
Capital expenditures:
Teva wholesale	$226	$185	$590
UGG wholesale	19	263	84
Simple wholesale	111	29	60
Consumer Direct	151	486	1,940
Unallocated overhead	934	3,141	2,869
	$1,441	$4,104	$5,543
Total assets from reportable segments:
Teva wholesale		$83,725	$70,862
UGG wholesale		55,884	62,646
Simple wholesale		5,175	4,194
Consumer Direct		945	2,956
		$145,729	$140,658

*                    Included in Teva income from operations in 2006 is an impairment loss of $15,300 (See note 11).

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

Reconciliations of total assets from reportable segments to the consolidated financial statements are as follows:

	2005	2006
Total assets from reportable segments	$145,729	$140,658
Unallocated deferred tax assets, as Restated	6,223	4,713
Other unallocated corporate assets	56,713	104,602
Consolidated total assets	$208,665	$249,973

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

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. One customer accounted for 14.1%, 15.8%, and 16.7% of the Company’s net sales in 2004, 2005, and 2006, respectively. No other customer accounted for more than 10% of net sales in the years ended December 31, 2004, 2005 or 2006. As of December 31, 2005 and 2006 the Company had one customer representing 27.6% and 31.5% of net trade accounts receivable, respectively.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006
(amounts in thousands, except share quantity and per share data)

(10)   Quarterly Summary of Information (Unaudited)

Summarized unaudited quarterly financial data are as follows:

	2005
	March 31			June 30
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Net sales	$64,263	$—	$64,263	$40,341	$—	$40,341
Gross profit	29,567	(78)	29,489	15,969	(82)	15,887
Net income	8,887	(163)	8,724	2,732	(178)	2,554
Net income per share:
Basic	$0.72	$(0.01)	$0.71	$0.22	$(0.01)	$0.21
Diluted	$0.69	$(0.01)	$0.68	$0.21	$(0.01)	$0.20

	2005
	September 30			December 31
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Net sales	$69,193	$—	$69,193	$90,963	$—	$90,963
Gross profit	29,070	(85)	28,985	36,916	(115)	36,801
Net income	8,150	(179)	7,971	12,076	(178)	11,898
Net income per share:
Basic	$0.66	$(0.01)	$0.65	$0.97	$(0.01)	$0.96
Diluted	$0.63	$(0.01)	$0.62	$0.94	$(0.02)	$0.92

	2006
	March 31			June 30
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Net sales	$56,004	$—	$56,004	$41,721	$—	$41,721
Gross profit	24,700	(91)	24,609	19,041	(95)	18,946
Net income	5,649	(181)	5,468	2,731	(201)	2,530
Net income per share:
Basic	$0.45	$(0.01)	$0.44	$0.22	$(0.02)	$0.20
Diluted	$0.44	$(0.01)	$0.43	$0.21	$(0.01)	$0.20

	2006
	September 30			December 31
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Net sales	$82,322	$—	$82,322	$124,376	$—	$124,376
Gross profit	37,173	(117)	37,056	60,285	(165)	60,120
Net income	10,599	(219)	10,380	12,543	(312)	12,231
Net income per share:
Basic	$0.85	$(0.02)	$0.83	$1.00	$(0.03)	$0.97
Diluted	$0.83	$(0.02)	$0.81	$0.97	$(0.02)	$0.95

*                    Included in net income in the quarter ended December 31, 2006 is an impairment loss of $15,300 (see note 11).

See Note 2 for a discussion of certain matters in the Far East that resulted in a restatement of the Company’s consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006
(amounts in thousands, except share quantity and per share data)

(11)   Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	As of December 31, 2006
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets	$1,752	6 years	$1,235	$517
Nonamortizable intangible assets:
Trademarks	$35,852
Goodwill	18,030
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

(12)   Licensing

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

(13)   Related Party Transactions

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

Refer also to the discussion of BHPC in note 12.

(14)   Subsequent Events

In January 2007, the Company entered into an Escrow Agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank. The Escrow Agreement is in conjunction with the Company’s purchase obligation with a movie production company for advertising services. As a result of the agreement, $1,250 of the Company’s cash and cash equivalents balance at December 31, 2006 became restricted cash in January 2007. The Escrow Agreement contains a disbursement schedule according to when the funds will be disbursed to the production company (see note 8).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2005 and 2006
(amounts in thousands, except share quantity and per share data)

Schedule II

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2004, 2005 and 2006

	Balance at Beginning of Year	Additions	Deletions	Balance at End of Year
Year ended December 31, 2004:
Allowance for doubtful accounts(1)	$1,581	$580	$365	$1,796
Allowance for sales discounts(2)	545	1,508	568	1,485
Allowance for sales returns(3)	1,245	7,104	6,618	1,731
Markdown allowance(4)	202	871	248	825
Year ended December 31, 2005:
Allowance for doubtful accounts(1)	$1,796	$1,740	$962	$2,574
Allowance for sales discounts(2)	1,485	1,714	1,489	1,710
Allowance for sales returns(3)	1,731	5,603	4,469	2,865
Markdown allowance(4)	825	1,044	634	1,235
Year ended December 31, 2006:
Allowance for doubtful accounts(1)	$2,574	$(1,013)	$826	$735
Allowance for sales discounts(2)	1,710	2,430	1,638	2,502
Allowance for sales returns(3)	2,865	2,704	3,951	1,618
Markdown allowance(4)	1,235	564	554	1,245

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