Form 10-Q/A
period 2007-03-31
DECKERS OUTDOOR CORP
filed 2007-10-11
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Explanatory Note

On September 4, 2007, management and the Audit Committee of the Board of Directors of Deckers Outdoor Corporation (the “Company”) concluded that it was necessary to restate the Company’s previously issued condensed consolidated financial statements for the periods ended March 31, 2007 and 2006 contained in its Quarterly Report on Form 10-Q. Such prior condensed consolidated financial statements should no longer be relied upon. The restatement is the result of material misstatements due to the underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company.

See Note 2, “Restatement,” of the notes to the condensed consolidated financial statements included in this Form 10-Q/A for a detailed discussion of the effects of the restatement.

The Company is filing this Amendment to its Quarterly Report on Form 10–Q/A for the quarter ended March 31, 2007 (this “Form 10–Q/A”) to reflect the restatement of the Company’s condensed consolidated financial statements for the three months ended March 31, 2007 and 2006, and related financial information originally filed with the Securities and Exchange Commission on Form 10–Q on May 10, 2007 (the “Original Filing”). This Form 10–Q/A amends and restates Items 1, 2 and 4 of Part I, and Item 1A of Part II of the Original Filing. These Items have been amended to reflect the effects of the restatement and unless otherwise indicated, have not been updated to reflect other events occurring after the date of the Original Filing.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	March 31,	December 31,
	2007	2006
	As Restated
Assets
Current assets:
Cash and cash equivalents	$25,303	$34,255
Restricted cash	250	—
Short-term investments	84,234	64,637
Trade accounts receivable, net of allowances of $2,932 and $6,100 as of March 31, 2007 and December 31, 2006, respectively	36,400	49,571
Inventories	34,157	32,375
Prepaid expenses and other current assets	2,447	2,199
Deferred tax assets	4,386	4,386
Total current assets	187,177	187,423
Restricted cash	1,000	—
Property and equipment, at cost, net	8,224	7,770
Intangible assets, net	54,322	54,399
Deferred tax assets	327	327
Other assets, net	53	54
Total assets	$251,103	$249,973
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$15,279	$21,053
Accrued expenses	9,074	10,949
Income taxes payable	5,557	7,561
Total current liabilities	29,910	39,563
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000 shares; 12,606 shares issued and outstanding at March 31, 2007; 12,588 shares issued and outstanding at December 31, 2006	126	126
Additional paid-in capital	82,967	81,761
Retained earnings	137,581	128,130
Accumulated other comprehensive income	519	393
Total stockholders’ equity	221,193	210,410
Total liabilities and stockholders’ equity	$251,103	$249,973

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31, as Restated
	2007	2006
Net sales	$72,575	$56,004
Cost of sales	39,158	31,395
Gross profit	33,417	24,609
Selling, general and administrative expenses	18,345	15,786
Income from operations	15,072	8,823
Other (income) expense, net:
Interest income	(1,166)	(595)
Interest and other expense, net	339	103
	(827)	(492)
Income before income taxes	15,899	9,315
Income taxes	6,448	3,847
Net income	$9,451	$5,468
Net income per share:
Basic	$0.75	$0.44
Diluted	$0.73	$0.43
Weighted-average common shares outstanding:
Basic	12,595	12,468
Diluted	12,932	12,763

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three months ended
	March 31, as Restated
	2007	2006
Cash flows from operating activities:
Net income	$9,451	$5,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	901	727
Recovery of doubtful accounts	(200)	(427)
Write-down of inventory	450	1,331
Gain on sale of property and equipment	(15)	(5)
Stock-based compensation	636	331
Changes in operating assets and liabilities:
Trade accounts receivable	13,371	13,152
Inventories	(2,232)	762
Prepaid expenses and other current assets	(248)	(384)
Restricted cash	(1,250)	—
Trade accounts payable	(5,774)	(5,584)
Accrued expenses	(1,463)	(954)
Income taxes payable	(1,936)	(2,857)
Net cash provided by operating activities	11,691	11,560
Cash flows from investing activities:
Purchases of short-term investments	(72,729)	(63,766)
Proceeds from sales of short-term investments	53,132	11,478
Purchases of property and equipment	(1,560)	(297)
Proceeds from sale of property and equipment	18	19
Net cash used in investing activities	(21,139)	(52,566)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	221	317
Cash received from issuances of common stock	281	507
Net cash provided by financing activities	502	824
Effect of exchange rates on cash	(6)	(15)
Net change in cash and cash equivalents	(8,952)	(40,197)
Cash and cash equivalents at beginning of period	34,255	50,749
Cash and cash equivalents at end of period	$25,303	$10,552
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$8,163	$6,789
Non-cash investing activity:
Accruals for property and equipment	$280	$—

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2006 included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

(2)          Restatement

On September 4, 2007, management and the Audit Committee of the Board of Directors of Deckers Outdoor Corporation (the “Company”) concluded that it was necessary to restate the Company’s previously issued condensed consolidated financial statements for the periods ended March 31, 2007 and 2006 contained in its Quarterly Report on Form 10-Q. The restatement is the result of material misstatements due to the underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company. See Note 2 of the Amended Annual Report on Form 10-K/A for the year ended December 31, 2006 for discussion of the matter.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(amounts in thousands, except share quantity and per share data)

The errors generated in the periods ended March 31, 2007 and 2006 have been recorded as an adjustment to cost of sales, interest and other expense, net, and income taxes in the condensed consolidated statements of operations. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, management has determined the range of loss for such matters to be $4.1 million to $6.8 million.  Management has determined that there is no amount within this range that is more likely to occur than any other, accordingly the lower end of the expected range has been accrued. The range of loss has increased from prior periods and may continue to increase in future periods as a result of the accrual of penalties and interest charges that may continue to be incurred through settlement. Because these matters relate in part to employment related tax matters, there is a level of subjectivity utilized in the interpretation of the application of tax and employment related laws and regulations. Accordingly, the amounts as ultimately negotiated and settled may differ from the Company’s estimates. The effects of the restatement are reflected in the tables below. The restatement had no effect on net cash flows from operating, investing or financing activities as shown in the Condensed Consolidated Statements of Cash Flows. The restatement also affected Notes 1, 4, 9, 11 and 12.

	March 31, 2007
	Previously Reported	Adjustments	As Restated
	(In thousands)
Condensed Consolidated Balance Sheets:
Assets
Cash and cash equivalents	$25,303	$—	$25,303
Restricted cash	250	—	250
Short-term investments	84,234	—	84,234
Trade accounts receivable, net	36,400	—	36,400
Inventories	34,157	—	34,157
Prepaid expenses and other current assets	2,447	—	2,447
Deferred tax assets	4,386	—	4,386
Total current assets	187,177	—	187,177
Restricted cash	1,000	—	1,000
Property and equipment, at cost, net	8,224	—	8,224
Intangible assets, net	54,322	—	54,322
Deferred tax assets	327	—	327
Other assets, net	53	—	53
Total assets	$251,103	$—	$251,103
Liabilities and stockholders’ equity
Trade accounts payable	$15,279	$—	$15,279
Accrued expenses	5,064	4,010	9,074
Income taxes payable	5,492	65	5,557
Total current liabilities	25,835	4,075	29,910
Stockholders’ equity
Common stock	126	—	126
Additional paid-in capital	82,967	—	82,967
Retained earnings	141,656	(4,075)	137,581
Accumulated other comprehensive income	519	—	519
Total stockholders’ equity	225,268	(4,075)	221,193
Total liabilities and stockholders’ equity	$251,103	$—	$251,103

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	Three Months ended March 31,
	2007			2006
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Condensed Consolidated Statements of Operations:
Net sales	$72,575	$—	$72,575	$56,004	$—	$56,004
Cost of sales	39,054	104	39,158	31,304	91	31,395
Gross profit	33,521	(104)	33,417	24,700	(91)	24,609
Selling, general and administrative expenses	18,345	—	18,345	15,786	—	15,786
Income from operations	15,176	(104)	15,072	8,914	(91)	8,823
Other expense (income), net:
Interest income	(1,166)	—	(1,166)	(595)	—	(595)
Interest and other expense, net	178	161	339	15	88	103
Income before income taxes	16,164	(265)	15,899	9,494	(179)	9,315
Income taxes	6,466	(18)	6,448	3,845	2	3,847
Net income	$9,698	$(247)	$9,451	$5,649	$(181)	$5,468
Basic earnings per share	$0.77	$(0.02)	$0.75	$0.45	$(0.01)	$0.44
Diluted earnings per share	$0.75	$(0.02)	$0.73	$0.44	$(0.01)	$0.43

(3)          Stock Compensation

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
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

A summary of the activity under the 1993 Plan and 2006 Plan as of March 31, 2007, and changes during the period are presented below.

Summary Details for 1993 Plan Share Options

			Weighted-
		Weighted-	Average
	Number of Shares	Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	466,000	$6.59	3.9	$24,896
Granted	—	—
Exercised	(15,000)	19.10
Forfeited or expired	—	19.00
Outstanding at March 31, 2007	451,000	$6.15	3.6	$29,244
Exercisable at March 31, 2007	424,000	$5.34	3.4	$27,845
Expected to vest and exercisable at March 31, 2007	447,000	$6.04	3.6	$29,037

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

(4)          Comprehensive Income

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
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Comprehensive income is determined as follows:

	Three months ended
	March 31, as Restated
	2007	2006
Net income	$9,451	$5,468
Unrealized gain on short-term investments	113	—
Cumulative foreign currency translation adjustment	13	29
Total comprehensive income	$9,577	$5,497

(5)          Income per Share

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

(6)          Restricted Cash

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

(7)          Short-term Investments

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

(8)          Credit Facility

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

(9)          Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended March 31, 2007, the Company recorded an income tax expense of $6,448, as Restated, representing an effective income tax rate of 40.6%. For the three months ended March 31, 2006, the Company recorded an income tax expense of $3,847, as Restated, representing an effective rate of 41.3%.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109.” At the date of adoption and as of March 31, 2007, the total amount of unrecognized tax benefits, including related interest, was $1,842. If the total amount of unrecognized tax benefits was recognized, $1,486 of unrecognized tax benefits and $355 of interest would impact the effective tax rate. The Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the statement of income. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for the year 2004 in the first quarter of 2007 that is anticipated to be completed by the end of 2008. As of March 31, 2007, the IRS has not proposed any adjustments to the Company’s tax positions. Management does not anticipate the IRS audit will result in a material change to the Company’s financial statements. Accordingly, it is reasonably

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any change to be material.

(10)   Recent Accounting Pronouncements

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

(11)   Business Segments, Concentration of Business, and Credit Risk and Significant Customers

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Net sales and operating income (loss) by business segment are summarized as follows:

	Three months ended March 31,
	2007	2006
Net sales to external customers:
Teva wholesale	$37,724	$33,826
UGG wholesale	20,144	12,428
Simple wholesale	3,623	3,217
Consumer Direct	11,084	6,533
	$72,575	$56,004
Income (loss) from operations, as Restated:
Teva wholesale	$12,673	$10,399
UGG wholesale	8,695	4,073
Simple wholesale	(26)	(74)
Consumer Direct	2,918	2,197
Unallocated overhead costs	(9,188)	(7,772)
	$15,072	$8,823

Business segment asset information is summarized as follows:

	March 31,	December 31,
	2007	2006
Total assets for reportable segments:
Teva wholesale	$88,402	$70,862
UGG wholesale	31,573	62,646
Simple wholesale	6,703	4,194
Consumer Direct	3,427	2,956
	$130,105	$140,658

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

(12)   Contingencies

See Note 2 for a discussion of certain matters in the Far East that resulted in a restatement of the Company’s condensed consolidated financial statements.

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

We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in our Amended Annual Report on Form 10-K/A under Item 1A. Risk Factors and in this amended quarterly report on Form 10-Q/A under Item 1A. Risk Factors. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Restatement

On September 4, 2007, management and the Audit Committee of the Board of Directors of Deckers Outdoor Corporation (the “Company”) concluded that it was necessary to restate the Company’s previously issued condensed consolidated financial statements for the periods ended March 31, 2007 and 2006 contained in its Quarterly Report on Form 10-Q. Such prior condensed consolidated financial statements should no longer be relied upon. The restatement is the result of underreporting of employee payroll expenses and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company. See Note 2, “Restatement,” of the notes to the condensed consolidated financial statements included in this Form 10-Q/A and Item 4, “Controls and Procedures,” for a detailed discussion of the effects of the restatement.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

2007
First Quarter
Net sales	$72,575
Income from operations, as Restated	$15,072

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,004	$41,721	$82,322	$124,376
Income from operations*, as Restated	$8,823	$3,913	$17,191	$21,515

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$64,263	$40,341	$69,193	$90,963
Income from operations, as Restated	$14,321	$4,595	$13,933	$19,059

*                    Included in income from operations in the fourth quarter of 2006 is a $15,300 impairment loss on our Teva trademark.

With the dramatic growth in the UGG brand in recent years, combined with the introduction of a Fall-Teva product line, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for each of our brands in 2007, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Item 1A. “Risk Factors.”

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended March 31,
	2007	2006
Net sales by location:
U.S.	$55,644	$43,656
International	16,931	12,348
Total	$72,575	$56,004
Net sales by product line and Consumer Direct business:
Teva:
Wholesale	$37,724	$33,826
Consumer Direct	992	851
Total	38,716	34,677
UGG:
Wholesale	20,144	12,428
Consumer Direct	9,678	5,357
Total	29,822	17,785
Simple:
Wholesale	3,623	3,217
Consumer Direct	414	325
Total	4,037	3,542
Total	$72,575	$56,004
Income (loss) from operations by product line and Consumer Direct business
Teva wholesale, as Restated	$12,673	$10,399
UGG wholesale, as Restated	8,695	4,073
Simple wholesale, as Restated	(26)	(74)
Consumer Direct	2,918	2,197
Unallocated overhead costs	(9,188)	(7,772)
Total	$15,072	$8,823

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the percent change in each item of operating dollars between the periods.

	Three Months Ended March 31,		Percent Change
	2007	2006	2007 to 2006
Net sales	100.0%	100.0%	29.6%
Cost of sales, as Restated	54.0	56.1	24.7
Gross profit, as Restated	46.0	43.9	35.8
Selling, general and administrative expenses	25.3	28.2	16.2
Income from operations, as Restated	20.8	15.8	70.8
Other income, net, as Restated	(1.1)	(0.9)	68.1
Income before income taxes, as Restated	21.9	16.6	70.7
Income taxes, as Restated	8.9	6.9	67.6
Net income, as Restated	13.0%	9.8%	72.8%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Overview.   For the three months ended March 31, 2007, we had net sales of $72,575 and income from operations of $15,072 compared to net sales of $56,004 and income from operations of $8,823 for the three months ended March 31, 2006. These improved results were due to increases in sales in all our brands, led by increases in UGG product sales. Income from operations increased as a result of increased net sales and gross margins, partially offset by the increase in selling, general and administrative expenses.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

International sales, which are included in the segment sales above, for all of our products combined increased by $4,583, or 37.1%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, representing 23.3% of net sales for the three months ended March 31, 2007 compared to 22.0% of net sales for the three months ended March 31, 2006. Strong international demand resulted in increases in all regions and all three brands, led by an increase in Teva and UGG product sales in Europe. We also launched the Teva brand in much of Latin America during the first quarter of 2007.

Gross Profit.   Gross profit increased by $8,808, or 35.8%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. As a percentage of net sales, gross margin was 46.0% for the three months ended March 31, 2007, compared to 43.9% for the three months ended March 31, 2006, primarily due to an improved sales mix and fewer closeouts for UGG, as well as lower inventory write-downs for all brands, partially offset by higher international sales, which have lower gross margins. Our gross margins fluctuate based on several factors, and we expect to return to a normal range of approximately 44.0% for the full year 2007.

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

Income from Operations.   Income from operations increased by $6,249, or 70.8%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was due primarily to the increase in net sales and gross profit, partially offset by the increase in SG&A.

Income from operations of Teva wholesale increased by $2,274, or 21.9%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily due to increased sales and lower marketing and promotional expenses, partially offset by higher selling expenses.

Income from operations of UGG wholesale increased by $4,622, or 113.5%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase was primarily the result of the higher sales volumes with higher average selling prices and higher gross margins due to lower inventory write-downs and a lower impact of closeout sales, partially offset by higher sales commissions and divisional selling expenses on the higher sales levels.

Loss from operations of Simple wholesale decreased by $48, or 64.9%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Despite achieving higher net sales

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

and gross margins for the first quarter of 2007, we had increased closeout sales with negative margins, and we also increased sales and marketing expenses to expand the distribution of this product throughout the market, resulting in a loss from operations for the first quarter of 2007.

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

Other (Income) Expense, net.   Interest income increased by $571, or 96.0% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase resulted primarily from the investment of our higher cash, cash equivalents and short-term investments balances, as well as higher rates of return in the current period compared to the same period a year ago. In addition, we had interest and penalties during the three months ended March 31, 2007 and 2006 related to underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company (see Note 2, “Restatement,” of the notes to the condensed consolidated financial statements).

Income Taxes.   For the three months ended March 31, 2007, income tax expense was $6,448, representing an effective income tax rate of 40.6%. For the three months ended March 31, 2006, income tax expense was $3,847 representing an effective income tax rate of 41.3%. The decrease in the effective tax rate was primarily due to higher anticipated annual pre-tax income in international jurisdictions, which have lower income tax rates than the U.S. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income.   Our net income increased 72.8% to $9,451 from $5,468 as a result of the items discussed above. Our diluted earnings per share increased 69.8% to $0.73 for the three months ended March 31, 2007 compared to $0.43 in the same period of 2006, primarily as a result of the increase in net income. We expect our diluted earnings per share for the full year 2007 to be approximately 15% over 2006, before the $15,300 pre-tax impairment loss attributable to our Teva trademark. We present our diluted earnings per share projection excluding the impairment loss because such loss is a non-recurring charge that is outside our normal business operations. The numbers are presented in a manner that is consistent with how management views our business.

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

Cash from Operating Activities.   Net cash provided by operating activities was $11,691 for the three months ended March 31, 2007 compared to $11,560 for the three months ended March 31, 2006. The change in net cash from operating activities was primarily due to increased net income and a lesser decrease in income taxes payable in the first three months of 2007 compared to the first three months of 2006. The lower decrease in income taxes payable is primarily the result of higher income tax accruals related to the higher pre-tax income in the three months ended March 31, 2007 compared to the same period in 2006. This was partially offset by an increase in inventories in the three months ended March 31, 2007 compared to a decrease in the three months ended March 31, 2006, which resulted from our anticipated higher sales in the second quarter of 2007 compared to the second quarter of 2006. Net working capital improved by $9,407 to $157,267 as of March 31, 2007 from $147,860 as of December 31, 2006, primarily as a result of higher short-term investments balances along with lower accounts payable. The increase in working capital was partially offset by a decrease in cash and cash equivalents and accounts receivable. The changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and a revolving credit facility. At March 31, 2007, working capital was $157,267 including $25,303 of cash and cash equivalents and $84,234 of short-term investments. Trade accounts receivable decreased by 26.6% to $36,400 at March 31, 2007 from $49,571 at December 31, 2006, largely due to normal seasonality. Accounts receivable turnover increased to 8.7 times in the twelve months ended March 31, 2007 from 8.1 times in the twelve months ended December 31, 2006.

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

Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. In September 2006, we amended the Facility, eliminating the borrowing base formula requirement, extending the maturity date, and changing certain covenant requirements. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (8.25% at March 31, 2007) or, at our option, at the London Interbank Offered Rate, or LIBOR, (5.32% at March 31, 2007) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year and currently expires on June 1, 2008. At March 31, 2007, we had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts, and outstanding letters of credit of $52. As a result, $19,948 was available under the Facility at March 31, 2007.

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

We believe that internally generated funds, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next twelve months. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories and the volume of letters of credit used to purchase product, among others. Please refer to our Amended Annual Report on Form 10-K/A under Item 1A. Risk Factors and this amended quarterly report on Form 10-Q/A under Item 1A. Risk Factors for a discussion of additional factors that may affect our working capital position. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

satisfy our cash requirement, we may seek to sell debt securities or additional equity securities or to obtain a new facility or draw on our existing facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may, from time to time, evaluate acquisitions of other businesses or brands.

Contractual Obligations.   The following table summarizes our contractual obligations at March 31, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$16,720	$4,021	$7,601	$2,080	$3,018
Purchase obligations	1,250	250	800	200	—
Unrecognized tax benefits	1,665	—	1,665	—	—
Total	$19,635	$4,271	$10,066	$2,280	$3,018

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

See Note 2, “Restatement,” of the notes to the condensed consolidated financial statements for a discussion of certain matters in the Far East that resulted in a restatement of the Company’s condensed consolidated financial statements.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, for the period ending March 31, 2007, originally filed on May 10, 2007, an evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures were effective as of the end of the period covered by that Quarterly Report. Subsequently, as reported in Item 9A of our Amended Annual Report on Form 10-K/A as of December 31, 2006, the Company determined that it was necessary to restate certain of its previously issued consolidated financial statements and that such previously issued financial statements should no longer be relied upon.

In connection with the restatement, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in Item 9A of our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2006, we did not maintain effective internal control over financial reporting. We identified the following material weakness in our internal control over financial reporting as of December 31, 2006:

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

During the fiscal year ending December 31, 2007, we developed a remediation plan that would result in the implementation of significant changes in our internal control over financial reporting, including the following:

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

The Company began to execute these remediative measures above in the third quarter of 2007. Additional measures may be forthcoming as the Company evaluates the effectiveness of these efforts. We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

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

Item 1A.                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, filed on October 11, 2007.

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

DECKERS OUTDOOR CORPORATION
Date: October 10, 2007	/s/ ZOHAR ZIV
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