Form 10-Q
period 2007-06-30
DECKERS OUTDOOR CORP
filed 2007-10-11
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 4, 2007
Common Stock, $0.01 par value	12,979,428

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$30,585	$34,255
Restricted cash	250	—
Short-term investments	66,056	64,637
Trade accounts receivable, net of allowances of $2,784 and $6,100 as of June 30, 2007 and December 31, 2006, respectively	30,201	49,571
Inventories	66,256	32,375
Prepaid expenses and other current assets	2,877	2,199
Deferred tax assets	4,386	4,386
Total current assets	200,611	187,423
Restricted cash	1,000	—
Property and equipment, at cost, net	8,134	7,770
Intangible assets, net	54,244	54,399
Deferred tax assets	327	327
Other assets, net	72	54
Total assets	$264,388	$249,973
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$23,793	$21,053
Accrued expenses	10,332	10,949
Income taxes payable	44	7,561
Total current liabilities	34,169	39,563
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000 shares; 12,796 and 12,588 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	128	126
Additional paid-in capital	89,843	81,761
Retained earnings	139,848	128,130
Accumulated other comprehensive income	400	393
Total stockholders’ equity	230,219	210,410
Total liabilities and stockholders’ equity	$264,388	$249,973

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,
	2007	2006
		As Restated
Net sales	$52,730	$41,721
Cost of sales	31,041	22,775
Gross profit	21,689	18,946
Selling, general and administrative expenses	18,825	15,033
Income from operations	2,864	3,913
Other (income) expense, net:
Interest income	(1,487)	(702)
Interest and other expense, net	235	90
	(1,252)	(612)
Income before income taxes	4,116	4,525
Income taxes	1,849	1,995
Net income	$2,267	$2,530
Net income per share:
Basic	$0.18	$0.20
Diluted	$0.17	$0.20
Weighted-average common shares outstanding:
Basic	12,787	12,510
Diluted	13,018	12,806

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Continued)

(Unaudited)

(amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2007	2006
		As Restated
Net sales	$125,305	$97,725
Cost of sales	70,199	54,170
Gross profit	55,106	43,555
Selling, general and administrative expenses	37,170	30,819
Income from operations	17,936	12,736
Other (income) expense, net:
Interest income	(2,653)	(1,297)
Interest and other expense, net	574	193
	(2,079)	(1,104)
Income before income taxes	20,015	13,840
Income taxes	8,297	5,842
Net income	$11,718	$7,998
Net income per share:
Basic	$0.92	$0.64
Diluted	$0.90	$0.62
Weighted-average common shares outstanding:
Basic	12,691	12,516
Diluted	13,014	12,815

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six months ended
	June 30,
	2007	2006
		As Restated
Cash flows from operating activities:
Net income	$11,718	$7,998
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,811	1,483
Recovery of doubtful accounts, net	(249)	(238)
Write-down of inventory	1,872	1,550
Gain on sale of property and equipment	(25)	(7)
Stock-based compensation	1,900	927
Changes in operating assets and liabilities:
Trade accounts receivable	19,619	16,227
Inventories	(35,753)	(13,422)
Prepaid expenses and other current assets	(275)	(703)
Restricted cash	(1,250)	—
Other assets	(18)	(2)
Trade accounts payable	2,740	212
Accrued expenses	(575)	(523)
Income taxes payable	(7,303)	(1,663)
Net cash (used in) provided by operating activities	(5,788)	11,839
Cash flows from investing activities:
Purchases of short-term investments	(130,504)	(86,835)
Proceeds from sales of short-term investments	128,682	33,901
Purchases of property and equipment	(2,065)	(1,581)
Proceeds from sale of property and equipment	54	32
Net cash used in investing activities	(3,833)	(54,483)
Cash flows from financing activities:
Excess tax benefits from stock-based compensation	4,996	608
Cash received from issuances of common stock	966	832
Net cash provided by financing activities	5,962	1,440
Effect of exchange rates on cash	(11)	(46)
Net change in cash and cash equivalents	(3,670)	(41,250)
Cash and cash equivalents at beginning of period	34,255	50,749
Cash and cash equivalents at end of period	$30,585	$9,499
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$10,604	$7,292
Non-cash investing activity:
Accruals for purchases of property and equipment	$16	$—

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)          General

(a)          Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. Our business is seasonal, with the highest percentage of Teva® brand net sales occurring in the first and second quarters of each year and the highest percentage of UGG® brand net sales occurring in the third and fourth quarters, while the quarter with the highest percentage of annual net sales for the Simple® brand has varied from year to year.

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

(b)          Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns, markdowns and discounts, impairment assessments and charges, deferred taxes, depreciation and amortization, litigation reserves, fair value of share-based payments, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities. Actual results could differ from these estimates.

(c)           Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

(2)          Restatement

On September 4, 2007, management and the Audit Committee of the Board of Directors of Deckers Outdoor Corporation (the “Company”) concluded that it was necessary to restate the Company’s previously issued consolidated financial statements for the fiscal years 2004 through 2006 as well as certain financial information related to fiscal 2002 and 2003 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the condensed consolidated financial statements for the periods ended March 31, 2007 and 2006 contained in its Quarterly Report on Form 10-Q. The Company has restated such financial statements and certain financial information as contained in the

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Company’s Form 10-K/A and Form 10-Q/A filed on October 11, 2007. The Company has also concluded that the condensed consolidated financial statements for the three and six month periods ended June 30, 2006 as contained in this Form 10-Q, should be restated. Accordingly, such prior condensed consolidated financial statements as contained in the Form 10-Q for the period ended June 30, 2006 should no longer be relied upon. The restatement is the result of material misstatements due to the underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company.

The errors generated in the periods ended June 30, 2007 and 2006 have been recorded as an adjustment to cost of sales, interest and other expense, net, and income taxes in the condensed consolidated statements of operations. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, management has determined the range of loss for such matters to be $4.4 million to $7.2 million. Management has determined that there is no amount within this range that is more likely to occur than any other, accordingly the lower end of the expected range has been accrued. The range of loss has increased from prior periods and may continue to increase in future periods as a result of the accrual of penalties and interest charges that may continue to be incurred through settlement. Because these matters relate in part to employment related tax matters, there is a level of subjectivity utilized in the interpretation of the application of tax and employment related laws and regulations. Accordingly, the amounts as ultimately negotiated and settled may differ from the Company’s estimates. The effects of the restatement are reflected in the table below. The restatement had no effect on net cash flows from operating, investing or financing activities as shown in the Condensed Consolidated Statements of Cash Flows.

	Three Months ended June 30, 2006			Six Months ended June 30, 2006
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Condensed Consolidated Statements of Operations:
Net sales	$41,721	$—	$41,721	$97,725	$—	$97,725
Cost of sales	22,680	95	22,775	53,984	186	54,170
Gross profit	19,041	(95)	18,946	43,741	(186)	43,555
Selling, general and administrative expenses	15,033	—	15,033	30,819	—	30,819
Income from operations	4,008	(95)	3,913	12,922	(186)	12,736
Other (income) expense, net	(704)	92	(612)	(1,284)	180	(1,104)
Income before income taxes	4,712	(187)	4,525	14,206	(366)	13,840
Income taxes	1,981	14	1,995	5,826	16	5,842
Net income	$2,731	$(201)	$2,530	$8,380	$(382)	$7,998
Basic earnings per share	$0.22	$(0.02)	$0.20	$0.67	$(0.03)	$0.64
Diluted earnings per share	$0.21	$(0.01)	$0.20	$0.65	$(0.03)	$0.62

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(3)          Stock Compensation

In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “ESPP”). The ESPP was intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, as amended, 300,000 shares of common stock were reserved for issuance to employees who had been employed by the Company for at least six months. The ESPP provided for employees to purchase the Company’s common stock at a discount below market value, as defined by the ESPP. The ESPP was terminated in September 2006, and no new shares will be issued under the ESPP after that date.

In May 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued progress. The 2006 Plan provides for 2,000,000 new shares of common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,500,000. The 2006 Plan supersedes the Company’s 1993 Stock Incentive Plan (the “1993 Plan”), which was subsequently terminated for new grants.

The Company generally grants nonvested stock units (“NSUs”) annually to key personnel. The NSUs granted pursuant to the 1993 Plan and the 2006 Plan entitle the employee recipients to receive shares of common stock in the Company, which generally vest in quarterly increments between the third and fourth anniversary of the grant. Many of these awards include vesting that is also subject to achievement of certain performance targets.

In May 2007, the Company’s Board of Directors, upon recommendation of its Compensation Committee, adopted and granted four new types of long-term incentive award agreements under the 2006 Plan for issuance to the Company’s current and future executive officers. The new award types consist of stock appreciation right (“SAR”) awards and restricted stock unit (“RSU”) awards. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. Provided that these conditions are met, one-half of the awards vest 80% on December 31, 2010 and 20% on December 31, 2011, and one-half of the awards vest 80% on December 31, 2015 and 20% on December 31, 2016. In accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” the Company recognizes expense for those awards that management deems probable of achieving the performance and service objectives and does not recognize expense for those awards not deemed probable of achieving the performance and service objectives.

Additionally, on a quarterly basis, the Company grants 400 fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The table below summarizes stock compensation amounts recognized:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Compensation expense recorded for:
ESPP	$—	$32	$—	$64
Stock options	71	112	141	223
NSUs	548	366	964	679
SARs	343	—	343	—
RSUs	79	—	79	—
Directors’ shares	223	86	373	150
Total compensation expense	1,264	596	1,900	1,116
Income tax benefit recognized	(516)	(244)	(776)	(456)
Net compensation expense	$748	$352	$1,124	$660

A summary of the activity under the 1993 Plan and 2006 Plan as of June 30, 2007, and changes during the period are presented below.

Summary Details for 1993 Plan Share Options

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	466,000	$6.59	3.9	$24,896
Granted	—	—
Exercised	(202,000)	4.77
Forfeited or expired	—	—
Outstanding at June 30, 2007	264,000	$7.97	4.7	$24,528
Exercisable at June 30, 2007	237,000	$6.72	4.5	$22,328
Expected to vest and exercisable at June 30, 2007	263,000	$7.94	4.7	$24,465

During the six months ended June 30, 2007 and 2006, stock options exercised totaled 202,000 and 83,000 shares, respectively, with a total intrinsic value of $13,044 and $1,946, respectively. Tax benefit realized from stock options exercised during the six months ended June 30, 2007 and 2006 was $5,286 and $778, respectively. There were no stock options granted during the six months ended June 30, 2007 and 2006.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Nonvested Stock Units Issued Under the 1993 Plan and 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	239,000	$40.36
Granted	3,000	58.11
Vested	—	—
Forfeited	(3,000)	40.30
Nonvested at June 30, 2007	239,000	$40.56

During the six months ended June 30, 2007, all NSU grants were granted under the 2006 Plan. As of June 30, 2007, there was $5,031 of total unrecognized compensation cost related to stock options and NSUs that will vest in the future, over a weighted-average vesting period of 2.5 years.

Stock Appreciation Rights Issued Under the 2006 Plan

During the six months ended June 30, 2007, 450,000 SARs were granted at an exercise price of $80.20 and a weighted average remaining contractual term of 12 years. The aggregate intrinsic value of SARs granted is $13,410. As of June 30, 2007, 169,000 SARs are expected to vest and none are exercisable. Not all SARs are expected to vest due to probabilities of achieving performance conditions and estimated forfeitures.

Restricted Stock Units Issued Under the 2006 Plan

During the six months ended June 30, 2007, 60,000 RSUs were granted at a grant date fair value of $80.20. At June 30, 2007, all 60,000 RSUs are unvested and 22,000 are expected to vest. Not all RSUs are expected to vest due to probabilities of achieving performance conditions and estimated forfeitures.

(4)          Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. At June 30, 2007 and December 31, 2006, accumulated other comprehensive income of $400 and $393, respectively, consisted of net unrealized gains on short-term investments and cumulative foreign currency translation adjustment.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Comprehensive income is determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		As Restated		As Restated
Net income	$2,267	$2,530	$11,718	$7,998
Unrealized loss on short-term investments	(116)	—	(3)	—
Cumulative foreign currency translation adjustment	(3)	38	10	67
Total comprehensive income	$2,148	$2,568	$11,725	$8,065

(5)          Income per Share

Basic income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the three and six months ended June 30, 2007 and 2006, the difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock and NSUs.

The reconciliations of basic to diluted weighted-average common shares outstanding are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted-average shares used in basic computation	12,787,000	12,510,000	12,691,000	12,516,000
Dilutive effect of stock options and NSUs	231,000	296,000	323,000	299,000
Weighted-average shares used for diluted computation	13,018,000	12,806,000	13,014,000	12,815,000

All options outstanding as of June 30, 2007 and 2006 were included in the computation of diluted income per share for the three and six months ended June 30, 2007 and 2006.

The Company excluded 77,000 contingently issuable shares of common stock underlying its NSUs from the diluted income per share computations for both the three and six months ended June 30, 2007, and excluded 78,000 contingently issuable shares for both the three and six months ended June 30, 2006. The shares were excluded because the necessary conditions had not been satisfied for any shares to be issuable based on the Company’s performance through June 30, 2007 and 2006, respectively.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(6)          Restricted Cash

In January 2007, the Company entered into an Escrow Agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank. The Escrow Agreement was initiated in conjunction with the Company’s purchase obligation with a movie production company for advertising services. As a result of the agreement, $1,250 of the Company’s cash and cash equivalents balance at December 31, 2006 became restricted cash in January 2007. Approximately $250 of the restricted cash is short-term and is included as a current asset, and the remaining $1,000 is long-term and is included as a noncurrent asset in the Company’s balance sheet at June 30, 2007. The Escrow Agreement contains a disbursement schedule according to when the funds will be disbursed to the production company, which is as follows:

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

	June 30, 2007		December 31, 2006
	Unrealized (Losses) Gains	Fair Value	Unrealized Gains	Fair Value
Certificates of deposit	$(2)	$4,998	$—	$1,999
Government and agency securities	98	8,563	92	28,767
Corporate bonds	(7)	31,995	—	—
Variable rate demand notes	—	13,500	—	—
Auction rate securities	—	7,000	—	33,871
Total	$89	$66,056	$92	$64,637

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(8)          Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (8.25% at June 30, 2007) or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, (5.32% at June 30, 2007) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year. During June 2007, the Company entered into an amendment to the Facility to extend the term to June 1, 2009. At June 30, 2007, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and outstanding letters of credit aggregated $52. As a result, $19,948 was available under the Facility at June 30, 2007.

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends.

(9)          Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended June 30, 2007 and June 30, 2006, the Company recorded an income tax expense of $1,849 and $1,995, respectively, representing an effective income tax rate of 44.9% and 44.1%, respectively. For the six months ended June 30, 2007 and June 30, 2006, the Company recorded an income tax expense of $8,297 and $5,842, respectively, representing an effective rate of 41.5% and 42.2%, respectively.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109.” At the date of adoption and as of June 30, 2007, the total amount of unrecognized tax benefits, including related interest, was $1,842 and $2,050, respectively. If the total amount of unrecognized tax benefits was recognized, $1,662 of unrecognized tax benefits and $388 of interest would impact the effective tax rate. The Company accounts for interest and penalties generated by tax contingencies as interest and other expense, net in the

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

statement of income. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for the year 2004 in the first quarter of 2007 that is anticipated to be completed by the end of 2008. As of June 30, 2007, the IRS has not proposed any adjustments to the Company’s tax positions. Management does not anticipate the IRS audit will result in a material change to the Company’s financial statements. Accordingly, it is reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any change to be material.

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

(11)   Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, or unusual items to segments. The Company evaluates performance based on net sales and profit or loss from operations. The Company’s reportable segments include the strategic business units responsible for the worldwide operations of each of its brands and its Consumer Direct business. They are managed separately because each business may require different marketing, research and development, design, sourcing and sales strategies. The earnings from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization and the costs of employees directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution center,

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(amounts in thousands, except share quantity and per share data)

information technology, human resources, accounting and finance, credit and collections, executive compensation, and facilities costs. The operating income derived from the sales to third parties of the Consumer Direct segment is separated into two components: (i) the wholesale profit is included in the operating income of each of the three brands, and (ii) the retail profit is included in the operating income of the Consumer Direct segment.

Net sales and operating income (loss) by business segment are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales to external customers:
Teva wholesale	$21,686	$20,574	$59,410	$54,400
UGG wholesale	23,047	14,489	43,191	26,917
Simple wholesale	1,865	2,676	5,488	5,893
Consumer Direct	6,132	3,982	17,216	10,515
	$52,730	$41,721	$125,305	$97,725
Income (loss) from operations, as restated:
Teva wholesale	$5,174	$6,307	$17,847	$16,706
UGG wholesale	7,219	5,031	15,914	9,104
Simple wholesale	(837)	(182)	(863)	(256)
Consumer Direct	867	638	3,785	2,835
Unallocated overhead costs	(9,559)	(7,881)	(18,747)	(15,653)
	$2,864	$3,913	$17,936	$12,736

Business segment asset information is summarized as follows:

	June 30,	December 31,
	2007	2006
Total assets for reportable segments:
Teva wholesale	$74,494	$70,862
UGG wholesale	72,227	62,646
Simple wholesale	5,485	4,194
Consumer Direct	3,210	2,956
	$155,416	$140,658

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

	June 30,	December 31,
	2007	2006
Total assets for reportable segments	$155,416	$140,658
Unallocated deferred tax assets	4,713	4,713
Other unallocated corporate assets	104,259	104,602
Consolidated total assets	$264,388	$249,973

The Company sells its footwear products principally to customers throughout the U.S. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, Asia, and Latin America among other regions. International sales were 27.8% and 17.6% of net sales for the three months ended June 30, 2007 and 2006, respectively. International sales were 25.2% and 20.1% of net sales for the six months ended June 30, 2007 and 2006, respectively. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. No single customer accounted for more than 10% of the Company’s net sales for both the six months ended June 30, 2007 and 2006. As of June 30, 2007, the Company had two customers representing 15.3% and 11.8% of net trade accounts receivable. As of December 31, 2006, the Company had one customer representing 31.5% of net trade accounts receivable.

As of June 30, 2007, approximately $11,951 of trademarks and $466 of goodwill are held in Bermuda by a subsidiary of the Company. Substantially all other long-lived assets are held in the U.S.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Restatement

On September 4, 2007, management and the Audit Committee of the Board of Directors of Deckers Outdoor Corporation (the “Company”) concluded that it was necessary to restate the Company’s previously issued consolidated financial statements for the fiscal years 2004 through 2006 as well as certain financial information related to fiscal 2002 and 2003 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the condensed consolidated financial statements for the periods ended March 31, 2007 and 2006 contained in its Quarterly Report on Form 10-Q. The Company has restated such financial statements and certain financial information as contained in the Company’s Form 10-K/A and Form 10-Q/A filed on October 11, 2007. The Company has also concluded that the condensed consolidated financial statements for the three and six month periods ended June 30, 2006 as contained in this Form 10-Q, should be restated. Accordingly, such prior condensed consolidated financial statements as contained in the Form 10-Q for the period ended June 30, 2006 should no longer be relied upon. The restatement is the result of underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company.

See Note 2, “Restatement,” of the notes to the condensed consolidated financial statements for a detailed discussion of the effects of the restatement.

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

In 2004, we embarked on a strategy to license our footwear brands to complementary products outside of footwear, generally in apparel and accessories. We currently have eleven licensing agreements with six licensees for the Teva and UGG brands combined. We record licensing revenues and expenses within their respective brand and do not currently have or expect to have significant incremental net sales and profits from licensing in the near future.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

From fiscal 2002 to 2004, wholesale net sales of Teva brand products increased at a compound annual growth rate of 13.5%. However, for fiscal years 2005 and 2006, wholesale net sales of Teva products decreased by approximately 3.6% and 6.4%, respectively, compared to the year ago periods. We attribute this decline in sales primarily to a prolonged period of weak product innovation, coupled with a significant increase in competitor activity. We began to address this situation in 2006 by dedicating significantly greater resources to product planning, design, and development, and through aggressive marketing. We also repositioned the Teva brand to a younger target consumer. These efforts resulted in a wholesale net sales increase of 15.9% for the fourth quarter of 2006 compared to the same period of 2005. For the first and second quarters of 2007, the Teva brand’s wholesale net sales increased by 11.5% and 5.4%, respectively, over the same periods of 2006. We expect Teva brand growth to be approximately 10% year over year in 2007.

We continue to see a shift in consumer preferences and lifestyles to include more outdoor recreational activities. The Teva brand has remained popular among professional and amateur outdoor enthusiasts, who consider the brand authentic and performance oriented. Our Spring 2007 product line was over 70% new, and included innovative technical performance styles, as well as new colors and fresh new casual styles, which target a new generation of young outdoor athletes and enthusiasts. Also, our Fall 2007 product line includes a broader offering of closed footwear, both performance and casual.

To further capitalize on the growth of outdoor recreational activities and the acceptance of certain outdoor footwear products for everyday use, we will continue to explore opportunities to broaden the Teva brand’s distribution with high quality retailers beyond our core outdoor specialty and sporting goods channels. Through effective channel management, we believe we can continue to expand into new distribution channels without diluting our outdoor heritage and our appeal to outdoor enthusiasts. Through appropriate channel product line expansion, we continue to broaden our product offerings beyond sport sandals to new products that meet the style and functional needs of our consumers.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

UGG Brand Overview

The UGG brand has been a well-known brand in California for many years and over the past few years has become a recognized brand throughout the remainder of the country. Over the past few years, our UGG brand has received increased media exposure including increased print media in national ads and cooperative advertising with our customers, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus and demand for UGG products was driven by the following:

•       consumer brand loyalty, due to the luxury and comfort of UGG footwear,

•       increased marketing in high end magazines,

•       successfully targeting high end distribution,

•       adoption by high profile film and television celebrities as a favored footwear brand,

•       increased media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to,

•       continued geographic expansion across the U.S. and internationally, and

•       continued addition of new product categories.

We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have significantly increased our product line to approximately 125 styles in Fall 2007 from approximately 50 styles in 2002. This product line expansion includes our significantly expanded Fashion Collection and Men’s offering, as well as new styles in our Driving Collection, our newly introduced Surf Collection, our Cold Weather Collection and our luxury slipper category. Nevertheless, we cannot assure investors that UGG brand sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline. For the first and second quarters of 2007, the UGG brand’s wholesale net sales increased 62.1% and 59.1%, respectively, compared to the same periods in 2006.

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

The movement in Green Toe has also changed the rest of the Simple product line, which is evident in the addition of sustainable innovations like water-based cements, shoelaces and footbeds made from recycled plastic bottles, and outsoles made from recycled car tires. The brand’s sustainable message and product line are supported by a dedicated sales force in all key markets, in-house public relations

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

management, and innovative and humorous national ad campaigns in publications like Vanity Fair, Rolling Stone, and The New York Times.

2006 marked a critical year in the brand’s growth as men’s and women’s products continued to perform well at retail, the demand for Green Toe product increased, and brand visibility domestically and internationally increased in both new and existing accounts due to successful sell—through at retail. This effort resulted in net wholesale sales growth of 12.6% for the first quarter of 2007 compared to the same period of 2006. While Green Toe continued its success at retail in the second quarter, brand sales were negatively impacted due to a delayed start to the Spring selling season which affected reorder business. Given this industry-wide unseasonable cold weather issue and a shift of international shipments to the third quarter of 2007, Simple’s wholesale net sales decreased 30.3% for the second quarter of 2007 compared to the same period of 2006. In the third quarter of 2007, the Simple brand launched ecoSNEAKS™, a sustainable sneaker collection that we expect will drive growth in the second half of 2007. Based on the growing and mainstream consumer lifestyle shift in purchasing sustainable products, we expect approximately 20% growth for the Simple brand year over year for the full year of 2007.

The Simple brand is committed to innovation and bringing 100% sustainable products to the market, growing the brand’s business while at the same time bringing environmental awareness and creating meaningful, environmentally friendly products for a global market.

Consumer Direct Overview

Our Consumer Direct business includes our internet and catalog retailing operations as well as our retail stores. We acquired our internet and catalog retailing business in November 2002 as part of the acquisition of the Teva Rights. In addition to the retail outlet store in Ventura, California that existed at that time, we have since opened four more retail outlet stores, one in Camarillo, California; one in Wrentham, Massachusetts; one in Riverhead, New York; and one in Woodbury, New York.  We also opened our first UGG brand concept store in New York, New York in 2006. Based on the success of these stores, we currently plan to open two additional UGG brand concept stores by the end of 2007, one in Montreal, Quebec, which will be owned and operated by our Canadian distributor, and one in Chicago, Illinois.

Our Consumer Direct business, which today sells all three of our brands, enables us to meet the growing demand for these products, to sell the products at retail prices and to provide us with significant incremental operating income. From the time we initiated our Consumer Direct business through the second quarter of 2007, the segment has had significant revenue growth, much of which occurred as the UGG brand gained popularity, as consumers have continued to increase reliance on the internet for footwear and other purchases and as we began to open retail stores. Net sales of the Consumer Direct business increased 54.0% and 63.7% in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

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

	2007
	First Quarter	Second Quarter
Net sales	$72,575	$52,730
Income from operations	$15,072	$2,864

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,004	$41,721	$82,322	$124,376
Income from operations, as Restated*	$8,823	$3,913	$17,191	$21,515

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$64,263	$40,341	$69,193	$90,963
Income from operations, as Restated	$14,321	$4,595	$13,933	$19,059

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales by location:
U.S.	$38,049	$34,385	$93,693	$78,041
International	14,681	7,336	31,612	19,684
Total	$52,730	$41,721	$125,305	$97,725
Net sales by product line and Consumer Direct business:
Teva:
Wholesale	$21,686	$20,574	$59,410	$54,400
Consumer Direct	2,379	2,224	3,371	3,075
Total	24,065	22,798	62,781	57,475
UGG:
Wholesale	23,047	14,489	43,191	26,917
Consumer Direct	3,216	1,410	12,894	6,767
Total	26,263	15,899	56,085	33,684
Simple:
Wholesale	1,865	2,676	5,488	5,893
Consumer Direct	537	348	951	673
Total	2,402	3,024	6,439	6,566
Total	$52,730	$41,721	$125,305	$97,725
Income (loss) from operations by product line and Consumer Direct business, as Restated:
Teva wholesale	$5,174	$6,307	$17,847	$16,706
UGG wholesale	7,219	5,031	15,914	9,104
Simple wholesale	(837)	(182)	(863)	(256)
Consumer Direct	867	638	3,785	2,835
Unallocated overhead costs	(9,559)	(7,881)	(18,747)	(15,653)
Total	$2,864	$3,913	$17,936	$12,736

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the percent change in each item of operating dollars between the periods.

	Three Months Ended		Percent
	June 30,		Change
	2007	2006	2007 to 2006
		As Restated
Net sales	100.0%	100.0%	26.4%
Cost of sales	58.9	54.6	36.3
Gross profit	41.1	45.4	14.5
Selling, general and administrative expenses	35.7	36.0	25.2
Income from operations	5.4	9.4	(26.8)
Other income, net	(2.4)	(1.5)	104.6
Income before income taxes	7.8	10.8	(9.0)
Income taxes	3.5	4.8	(7.3)
Net income	4.3%	6.1%	(10.4)%

	Six Months Ended		Percent
	June 30,		Change
	2007	2006	2007 to 2006
		As Restated
Net sales	100.0%	100.0%	28.2%
Cost of sales	56.0	55.4	29.6
Gross profit	44.0	44.6	26.5
Selling, general and administrative expenses	29.7	31.5	20.6
Income from operations	14.3	13.0	40.8
Other income, net	(1.7)	(1.1)	88.3
Income before income taxes	16.0	14.2	44.6
Income taxes	6.6	6.0	42.0
Net income	9.4%	8.2%	46.5%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Overview.   For the three months ended June 30, 2007, we had net sales of $52,730 and income from operations of $2,864 compared to net sales of $41,721 and income from operations of $3,913 for the three months ended June 30, 2006. These improved sales were led by increases in UGG product sales as well as increased Teva product sales, partially offset by decreased Simple product sales. Income from operations decreased as a result of decreased gross margins as well as increased selling, general and administrative expenses, partially offset by the increased sales.

Net Sales.   Net sales increased by $11,009 or 26.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily driven by strong sell-through and reorders for the UGG brand coupled with worldwide demand for our Teva product line. In addition, our weighted-average wholesale selling price per pair increased 12.4% to $24.89 for the three months ended June 30, 2007 from $22.15 for the three months ended June 30, 2006, resulting primarily from higher UGG sales, which generally carry a higher average selling price. During the quarter, we experienced increases in the number of pairs sold of our UGG and Teva brands, resulting in an 11.1% overall increase in the volume of footwear sold to 2.0 million pairs for the three months ended June 30, 2007 compared to 1.8 million pairs for the three months ended June 30, 2006. We expect sales for the full year 2007 to be approximately 35% over 2006.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Wholesale net sales of our Teva brand increased by $1,112, or 5.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to an increase in the number of units sold. The brand’s performance was driven by worldwide demand for new products, particularly the pro series, featuring the Karnali Wraptor, our first one hundred dollar price point sandal and Sunkosi, a hydro shoe with a similar price point. The increase was also attributable to growth in international markets, particularly Europe and Canada. These increases were partially offset by a lower than anticipated level of domestic reorders due to the unseasonable cold weather in April and early May 2007. See “—Overview—Teva Brand Overview” above.

Wholesale net sales of our UGG brand increased by $8,558, or 59.1%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily due to an increase in the number of units sold as well as increased average wholesale prices per pair. The improvement in sales was primarily attributable to the initial shipments of Fall styles to international markets as well as strong sell-through of Spring products, led by our espadrilles and sandals, which resulted in a strong reorder business. See “—Overview—UGG Brand Overview” above.

Wholesale net sales of our Simple brand decreased by $811, or 30.3%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Despite the solid growth of Green Toe™, our Simple brand’s sales were negatively impacted by a lack of reorders due to a delayed industry-wide selling season due to the wet spring weather. We also attribute the decline to a shift of international shipments to the third quarter of 2007 versus last year’s shipments in the second quarter of 2006. We expect the Simple brand sales growth to be approximately 20% for the full year of 2007 compared to 2006. See “—Overview—Simple Brand Overview” above.

Net sales of the Consumer Direct business increased by $2,150, or 54.0%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. For the three months ended June 30, 2007, net sales of the Consumer Direct business included sales of Teva of $2,379, UGG of $3,216 and Simple of $537. For the three months ended June 30, 2006, the breakdown consisted of sales of Teva of $2,224, UGG of $1,410 and Simple of $348. The increase in net sales of the Consumer Direct business was primarily due to an increase in UGG brand internet sales and the additional sales of two new retail stores, which were not in place in the same period in 2006. See “—Overview—Consumer Direct Overview” above.

International sales, which are included in the segment sales above, for all of our products combined increased by $7,345, or 100.1%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, representing 27.8% of net sales for the three months ended June 30, 2007 compared to 17.6% of net sales for the three months ended June 30, 2006. Strong international demand resulted in increases in all regions, led by increases in UGG and Teva product sales, particularly UGG product sales in Europe and Canada.

Gross Profit.   Gross profit increased by $2,743, or 14.5%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. As a percentage of net sales, gross margin was 41.1% for the three months ended June 30, 2007, compared to 45.4% for the three months ended June 30, 2006, primarily due to higher inventory write-downs for the Teva and Simple brands and increased international sales. Our international sales carry lower gross margins and had a higher impact on gross margins as the second quarter represents our lowest quarter in sales volume. Our gross margins fluctuate based on several factors, and we expect to achieve approximately 44.0% for the full year 2007.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses, or SG&A, increased by $3,792, or 25.2%, for the three months ended June 30, 2007 compared to the three months

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

ended June 30, 2006. As a percentage of net sales, SG&A decreased slightly to 35.7% for the three months ended June 30, 2007 from 36.0% for the three months ended June 30, 2006. The increase in SG&A expenses was largely due to an increase in payroll and stock compensation costs as well as increased marketing costs associated with our growth. Despite additional charges related to the investigation and restatement in the third quarter of 2007, we expect SG&A to be approximately 20% to 25% of net sales for the full year 2007.

Income from Operations.   Income from operations decreased by $1,049, or 26.8%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decrease was due primarily to the increase in cost of sales and SG&A expenses, partially offset by the increase in net sales.

Income from operations of Teva wholesale decreased by $1,133, or 18.0%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decrease was primarily due to decreased gross margins due to increased inventory write-downs, increased marketing and divisional selling expenses, partially offset by lower bad debt expenses.

Income from operations of UGG wholesale increased by $2,188, or 43.5%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. The increase was primarily the result of the higher sales volumes with higher average selling prices, partially offset by lower gross margins as well as higher marketing expenses. The lower margins were due to higher international sales, which tend to carry lower margins, and an increased impact of inventory write-downs and closeout sales.

Loss from operations of Simple wholesale increased by $655, or 359.9%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decline in performance was due to lower sales volumes and lower gross margins due to an increased impact of inventory write-downs and negative margins on closeout sales. The decline was slightly offset by lower marketing expenses.

Income from operations of our Consumer Direct business increased by $299, or 35.9%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. This was largely due to increased sales, primarily UGG product sales, as well as the opening of two new retail stores that did not exist in the same period of 2006, partially offset by higher operating costs associated with higher sales levels and the new retail stores.

Unallocated overhead costs increased by $1,678 or 21.3%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, resulting primarily from higher corporate payroll costs, including stock compensation, and legal expenses. The increase in corporate payroll costs is in line with our continuing investment in our infrastructure.

Other (Income) Expense, Net.   Interest income increased by $785, or 111.8% for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. The increase resulted primarily from the investment of our higher cash, cash equivalents and short-term investments balances, as well as higher rates of return in the current period compared to the same period a year ago. In addition, we had interest and penalties during the three months ended June 30, 2007 and 2006 related to underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company (see Note 2, “Restatement,” of the notes to the condensed consolidated financial statements).

Income Taxes.   For the three months ended June 30, 2007, income tax expense was $1,849, representing an effective income tax rate of 44.9%. For the three months ended June 30, 2006, income tax expense was $1,995 representing an effective income tax rate of 44.1%. The increase in the effective tax

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

rate was primarily due to higher non-tax deductible charges in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income.   Our net income decreased 10.4% to $2,267 from $2,530 as a result of the items discussed above. Our diluted earnings per share decreased 15.0% to $0.17 for the three months ended June 30, 2007 compared to $0.20 in the same period of 2006, primarily as a result of the decrease in net income. We expect our diluted earnings per share for the full year 2007 to be approximately 25% over 2006, before the $15,300 pre-tax impairment loss attributable to our Teva trademark that was recorded in the fourth quarter of 2006. We present our diluted earnings per share projection excluding the impairment loss because such loss is a non-recurring charge that is outside our normal business operations. The numbers are presented in a manner that is consistent with how management views our business.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Overview.   For the six months ended June 30, 2007, we had net sales of $125,305 and income from operations of $17,936 compared to net sales of $97,725 and income from operations of $12,736 for the six months ended June 30, 2006. These improved results were led by increases in UGG product sales as well as increased Teva product sales, slightly offset by decreased Simple product sales. Income from operations increased as a result of increased net sales and gross profit, partially offset by the increase in selling, general and administrative expenses.

Net Sales.   Net sales increased by $27,580 or 28.2%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily driven by strong full price selling worldwide for the UGG brand coupled with positive consumer reaction to our reengineered Teva product line. In addition, our weighted-average wholesale selling price per pair increased 6.1% to $21.14 for the six months ended June 30, 2007 from $19.92 for the six months ended June 30, 2006, resulting primarily from higher UGG sales, which generally carry a higher average selling price. We also experienced increases in the number of pairs sold of our UGG and Teva brands, resulting in a 17.8% overall increase in the volume of footwear sold to 5.3 million pairs for the six months ended June 30, 2007 compared to 4.5 million pairs for the six months ended June 30, 2006. We expect sales for the full year 2007 to be approximately 35% over 2006.

Wholesale net sales of our Teva brand increased by $5,010, or 9.2%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to an increase in the number of units sold. Teva’s performance was driven by demand for new styles, particularly in international markets. We expect Teva sales to increase approximately 10% for the full year 2007 over 2006. See “—Overview—Teva Brand Overview” above.

Wholesale net sales of our UGG brand increased by $16,274, or 60.5%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to an increase in the number of units sold as well as increased average wholesale prices per pair. The improvement in sales was attributable to continued demand for our core UGG products as well as greater demand and increased distribution for the expanded Spring line. We expect UGG sales to increase approximately 45% for the full year 2007 compared to 2006. See “—Overview—UGG Brand Overview” above.

Wholesale net sales of our Simple brand decreased by $405, or 6.9%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Despite the increased demand of Green Toe™, our Simple brand’s sales were negatively impacted by a decline in open toed footwear sales due to the wet

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

spring weather. We also attribute the decline to a shift of international shipments to the third quarter of 2007 versus last year shipments in the second quarter of 2006. We expect Simple sales growth of approximately 20% for the full year of 2007 compared to 2006. See “—Overview—Simple Brand Overview” above.

Net sales of the Consumer Direct business increased by $6,701, or 63.7%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. For the six months ended June 30, 2007, net sales of the Consumer Direct business included retail sales of Teva of $3,371, UGG of $12,894 and Simple of $951. For the six months ended June 30, 2006, the breakdown consisted of sales of Teva of $3,075, UGG of $6,767 and Simple of $673. The increase in net sales of the Consumer Direct business was primarily due to an increase in UGG brand internet sales and the additional sales of three new retail stores, which were not in place for the entire six months ended June 30, 2006. See “—Overview—Consumer Direct Overview” above.

International sales, which are included in the segment sales above, for all of our products combined increased by $11,928, or 60.6%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, representing 25.2% of net sales for the six months ended June 30, 2007 compared to 20.1% of net sales for the six months ended June 30, 2006. Strong international demand resulted in increases in all regions, led by an increase in UGG and Teva product sales in Europe. We also launched the Teva brand in much of Latin America during the first quarter of 2007.

Gross Profit.   Gross profit increased by $11,551, or 26.5%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. As a percentage of net sales, gross margin was 44.0% for the six months ended June 30, 2007, compared to 44.6% for the six months ended June 30, 2006. This slight decline in margins was primarily due to the shift in sales mix to a larger percentage of international sales, which carry lower margins. Also impacting our margins was an increased impact from inventory write-downs and closeout sales, partially offset by higher average selling prices. Our gross margins fluctuate based on several factors, and we expect to achieve approximately 44.0% for the full year 2007.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses, or SG&A, increased by $6,351, or 20.6%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. As a percentage of net sales, SG&A decreased to 29.7% for the six months ended June 30, 2007 from 31.5% for the six months ended June 30, 2006. The increase in SG&A expenses was largely due to an increase in payroll and costs related to our Consumer Direct segment, including costs of additional retail outlet stores, as part of our ongoing investments in our infrastructure. These increases were partially offset by a decrease in marketing expenses. Despite additional charges related to the investigation and restatement in the third quarter of 2007, we expect SG&A to be approximately 20% to 25% of net sales for the full year 2007.

Income from Operations.   Income from operations increased by $5,200, or 40.8%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was due primarily to the increase in net sales and gross profit, partially offset by the increase in SG&A.

Income from operations of Teva wholesale increased by $1,141, or 6.8%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to increased sales and lower marketing and promotional expenses, partially offset by higher divisional selling expenses.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Income from operations of UGG wholesale increased by $6,810, or 74.8%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase was primarily the result of the higher sales volumes with higher average selling prices and higher gross margins due to lower inventory write-downs and a lower impact of closeout sales, partially offset by higher divisional selling expenses and bonuses related to the higher sales levels.

Loss from operations of Simple wholesale increased by $607, or 237.1%, for the six months ended June 30, 2007 compared to loss from operations for the six months ended June 30, 2006. This decline in performance was due to lower sales volumes and lower gross margins due to negative margins on closeout sales as well as an increased impact of inventory write-downs. We also increased divisional selling expenses to expand the distribution of this product throughout the market. The decline was slightly offset by lower sales commissions on the lower sales levels.

Income from operations of our Consumer Direct business increased by $950, or 33.5%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. This was largely due to increased UGG product sales, including the opening of three new retail stores that did not exist for the entire six months ended June 30, 2006, and increased gross margins. These increases were partially offset by higher operating costs associated with higher sales levels and the new retail stores.

Unallocated overhead costs increased by $3,094, or 19.8%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, resulting primarily from higher corporate payroll costs, in line with our continuing investment in our infrastructure.

Other (Income) Expense, Net.   Interest income increased by $1,356, or 104.5% for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase resulted primarily from the investment of our higher cash, cash equivalents and short-term investments balances, as well as higher rates of return in the current period compared to the same period a year ago. In addition, we had interest and penalties during the six months ended June 30, 2007 and 2006 related to underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company (see Note 2, “Restatement,” of the notes to the condensed consolidated financial statements).

Income Taxes.   For the six months ended June 30, 2007, income tax expense was $8,297, representing an effective income tax rate of 41.5%. For the six months ended June 30, 2006, income tax expense was $5,842 representing an effective income tax rate of 42.2%. The decrease in the effective tax rate was primarily due to a greater proportion of overall anticipated annual pre-tax income from international jurisdictions, which have lower income tax rates than the U.S. The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income.   Our net income increased 46.5% to $11,718 from $7,998 as a result of the items discussed above. Our diluted earnings per share increased 45.2% to $0.90 for the six months ended June 30, 2007 compared to $0.62 in the same period of 2006, primarily as a result of the increase in net income. We expect our diluted earnings per share for the full year 2007 to be approximately 25% over 2006, before the $15,300 pre-tax impairment loss attributable to our Teva trademark. We present our diluted earnings per share projection excluding the impairment loss because such loss is a non-recurring charge that is outside our normal business operations. The numbers are presented in a manner that is consistent with how management views our business.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

Our cash flow cycle includes the purchase of these inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. Given the seasonality of our Teva and UGG brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations is provided primarily from our internal cash flows and, when necessary, our revolving credit facility.

Cash from Operating Activities.   Net cash used in operating activities was $5,788 for the six months ended June 30, 2007 compared to net cash provided by operating activities of $11,839 for the six months ended June 30, 2006. The change in net cash from operating activities was primarily due to a greater increase in inventory and a greater decrease in income taxes payable in the first six months of 2007 compared to the first six months of 2006. The larger increase in inventory is due to higher anticipated sales in the third and fourth quarters of 2007 compared to the same periods of 2006. The larger decrease in income taxes payable is primarily the result of a higher tax benefit on exercises of stock options in the six months ended June 30, 2007 compared to the same period in 2006. The decreases in cash from operating activities were partially offset by increased net income and a greater decrease accounts receivable in the first six months of 2007 compared to the first six months of 2006. The larger decrease in accounts receivable was primarily due to an increase in cash collections during the six months ended June 30, 2007 compared to the year ago period. Net working capital improved by $18,582 to $166,442 as of June 30, 2007 from $147,860 as of December 31, 2006, primarily as a result of the higher inventory balances along with lower income taxes payable. The increase in working capital was partially offset by the lower accounts receivable balance. The changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.

Cash from Investing Activities.   For the six months ended June 30, 2007, net cash used in investing activities was $3,833, which was comprised primarily of purchases of property and equipment and the net purchases of short-term investments. Our capital expenditures were primarily related to the replacement and upgrading of certain computer equipment and our new UGG brand trade show booth. For the six months ended June 30, 2006, net cash used in investing activities was $54,483, which was comprised primarily of the net purchases of short-term investments and capital expenditures, primarily for computer equipment, new racking for one of our distribution centers, and the build-out of a new retail outlet store.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Cash from Financing Activities.   For the six months ended June 30, 2007, net cash provided by financing activities was $5,962 compared to $1,440 for the six months ended June 30, 2006. For the six months ended June 30, 2007, the net cash provided by financing activities consisted of the excess tax benefits from stock-based compensation as well as cash received from the exercise of stock options. For the six months ended June 30, 2006, net cash provided by financing activities consisted primarily of cash received from the exercise of stock options as well as the excess tax benefits from stock-based compensation.

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and a revolving credit facility. At June 30, 2007, working capital was $166,442 including $30,585 of cash and cash equivalents and $66,056 of short-term investments. Trade accounts receivable decreased by 39.1% to $30,201 at June 30, 2007 from $49,571 at December 31, 2006, largely due to normal seasonality. Accounts receivable turnover increased to 8.7 times in the twelve months ended June 30, 2007 from 8.1 times in the twelve months ended December 31, 2006.

Inventories increased 104.7% to $66,256 at June 30, 2007 from $32,375 at December 31, 2006, reflecting a $38,063 increase in UGG inventory, a $9 increase in Simple inventory, and a $4,191 decrease in Teva inventory. Overall, inventory turnover decreased slightly to 3.9 times for the twelve months ended June 30, 2007 from 4.2 times for the twelve months ended December 31, 2006 due primarily to the build up of UGG inventory. The increase in UGG inventory was due to normal seasonality and to fulfill our backlog for the upcoming Fall and Winter selling seasons. The decrease in Teva inventory was largely due to normal seasonality.

Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (8.25% at June 30, 2007) or, at our option, at the London Interbank Offered Rate, or LIBOR, (5.32% at June 30, 2007) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year. During June 2007, the Company entered into an amendment to the Facility to extend the term to June 1, 2009. At June 30, 2007, we had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts, and outstanding letters of credit of $52. As a result, $19,948 was available under the Facility at June 30, 2007.

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at June 30, 2007, and remain so as of the date of this report.

We currently have no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2007 will range from approximately $2,500 to $3,500 and will include the initial build-out of new retail stores and the continued replacement and upgrading of computer equipment. The actual amount of capital expenditures for the remainder of 2007 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

We believe that internally generated funds, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next twelve months. However, risks and uncertainties that

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

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

Contractual Obligations.   The following table summarizes our contractual obligations at June 30, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$24,179	$4,713	$8,655	$3,436	$7,375
Purchase obligations	1,250	250	600	400	—
Unrecognized tax benefits	1,698	—	1,698	—	—
Total	$27,127	$4,963	$10,953	$3,836	$7,375

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Use of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing, known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable under the circumstances. Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a potential material change in the financial statement presentation of our financial condition or results of operations. We have historically been materially accurate in our estimates used for the reserves and allowances below. We believe that the estimates and assumptions below are critical to an understanding of our condensed consolidated financial statements contained in this report.

Allowance for Doubtful Accounts.   We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience, and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts. Reserves have been established for all probable losses of this nature. The gross trade accounts receivable balance was $32,985 and the allowance for doubtful accounts was $411 at June 30, 2007, compared to gross trade accounts receivable of $55,671 and the allowance for doubtful accounts of $735 at December 31, 2006. The decrease in the allowance for doubtful accounts at June 30, 2007 compared to December 31, 2006 was primarily related to the decrease in accounts receivable due to a decrease in sales for the three months ended June 30, 2007 compared to the three months ended December 31, 2006. Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at June 30, 2007 by approximately $140.

Reserve for Sales Discounts.   A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment, and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-end trade accounts receivables and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $585 at June 30, 2007 and $2,502 at December 31, 2006. The decrease in the reserve for sales discounts at June 30, 2007 compared to December 31, 2006 was primarily due to the decrease in the gross trade accounts receivable during the period in addition to normal seasonality. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at June 30, 2007 by approximately $60.

Allowance for Estimated Returns.   We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns decreased to $830 at June 30, 2007 from $1,618 at December 31, 2006, primarily as a result of lower net sales and actual return rate in the six months ended June 30, 2007 compared to the six months ended December 31, 2006 due to normal seasonality. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at June 30, 2007 by approximately $120.

Allowance for Estimated Markdowns.   When our customers pay their invoices, they often take deductions for markdowns against their invoices, which we seldom recover. Therefore, we record an allowance for the entire balance of markdowns that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for markdowns that have not yet been taken on current outstanding accounts receivable balances. This estimate is based on historical trends of the timing of markdowns taken against invoices. The allowance for markdowns was $958 at June 30, 2007 and $1,245 at December 31, 2006. The decrease in the allowance was primarily a result of lower gross trade accounts receivables as of June 30, 2007 compared to December 31, 2006.

Inventory Write-Downs.   Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At June 30, 2007, inventories were stated at $66,256, net of inventory write-downs of $2,225. At December 31, 2006, inventories were stated at $32,375, net of inventory write-downs of $3,605. The decrease in inventory write-downs at June 30, 2007 compared to December 31, 2006 was primarily due to the sale of inventory that had been previously written down at December 31, 2006, partially offset by new inventory write-downs during the first six months of 2007. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount at June 30, 2007 by approximately $460.

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

If we determine an asset to be impaired, we recognize an impairment loss equal to the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. In addition, as it relates to long-lived assets, we base the useful lives and related amortization or depreciation expense on the estimate of the period that the asset will generate sales or otherwise be used by us.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The provisions of SFAS 157 are effective for us as of January 1, 2008. We do not expect the adoption of this statement to have a material effect on our consolidated financial statements.

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

Market Risk.   Our market risk exposure with respect to financial instruments relates to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate, or at our election, to LIBOR. At June 30, 2007, we had no outstanding borrowings under the revolving line of credit. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Item 4.                        Submission of Matters to a Vote of Security Holders.

On May 9, 2007, the Company held its Annual Meeting of Stockholders, whereby the stockholders (i) elected eight directors to serve until the Annual Meeting of 2008 and until his or her successor is elected and qualified, (ii) approved an amendment to the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) that places additional restrictions on certain types of equity-based awards and made certain other administrative changes to the 2006 Plan, and (iii) ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007. The results of the stockholder vote on such matters were as follows:

1.                ELECTION OF DIRECTORS

	Total Votes for each nominee	Total Votes withheld from each nominee
Douglas B. Otto	10,214,220	279,315
Angel R. Martinez	10,217,923	275,612
Gene E. Burleson	6,376,002	4,117,533
Rex A. Licklider	9,804,687	688,848
John M. Gibbons	10,398,868	94,667
John G. Perenchio	10,458,018	35,517
Maureen Conners	10,457,125	36,410
Tore Steen	10,455,865	37,670

2.                AMENDMENT TO THE 2006 EQUITY INCENTIVE PLAN

For	8,438,307
Against	607,392
Abstentions and broker non-votes	1,447,836

3.                RATIFY THE APPOINTMENT OF KPMG LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2007

For	10,215,900
Against	271,103
Abstentions and broker non-votes	6,532

Item 5.                        Other Information.

Not applicable

Item 6.                        Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 38 of this report.

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
10.1

Amendment to 2006 Equity Incentive Plan. (Exhibit 10.1 to Appendix A attached to the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, filed April 9, 2007 and incorporated by reference herein)

10.2

Amendment Number Nine to Amended and Restated Revolving Credit Agreement dated June 4, 2007. (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 4, 2007 and incorporated by reference herein)

10.3 #

Form of Restricted Stock Unit Award Agreement (Level 1) Under 2006 Equity Incentive Plan. (Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 11, 2007 and incorporated by reference herein)

10.4 #

Form of Restricted Stock Unit Award Agreement (Level 2) Under 2006 Equity Incentive Plan. (Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed May 11, 2007 and incorporated by reference herein)

10.5 #

Form of Stock Appreciation Rights Award Agreement (Level 1) Under 2006 Equity Incentive Plan. (Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed May 11, 2007 and incorporated by reference herein)

10.6 #

Form of Stock Appreciation Rights Award Agreement (Level 2) Under 2006 Equity Incentive Plan. (Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed May 11, 2007 and incorporated by reference herein)

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

*                    Filed herewith.

#                 Management contract or compensatory plan or arrangement