Form 10-Q
period 2007-09-30
DECKERS OUTDOOR CORP
filed 2007-11-09
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007

Common Stock, $0.01 par value	12,982,948

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$39,308	$34,255
Restricted cash	250	—
Short-term investments	35,405	64,637
Trade accounts receivable, net of allowances of $5,620 and $6,100 as of September 30, 2007 and December 31, 2006, respectively	74,354	49,571
Inventories	88,050	32,375
Prepaid expenses and other current assets	2,935	2,199
Deferred tax assets	4,386	4,386
Total current assets	244,688	187,423

Restricted cash	1,000	—
Property and equipment, at cost, net	8,711	7,770
Intangible assets, net	54,166	54,399
Deferred tax assets	327	327
Other assets, net	73	54
Total assets	$308,965	$249,973

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$31,146	$21,053
Accrued sales commissions	1,438	833
Accrued payroll	8,509	6,735
Other accrued expenses	3,807	3,381
Income taxes payable	5,096	7,561
Total current liabilities	49,996	39,563

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000 shares; 12,979 and 12,588 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	130	126
Additional paid-in capital	99,439	81,761
Retained earnings	159,178	128,130
Accumulated other comprehensive income	222	393
Total stockholders’ equity	258,969	210,410
Total liabilities and stockholders’ equity	$308,965	$249,973

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2007	2006
		As Restated
Net sales	$129,381	$82,322
Cost of sales	70,666	45,266
Gross profit	58,715	37,056

Selling, general and administrative expenses	28,055	19,865
Income from operations	30,660	17,191

Other (income) expense, net:
Interest income	(851)	(688)
Interest and other expense, net	207	163
	(644)	(525)
Income before income taxes	31,304	17,716

Income taxes	11,974	7,336
Net income	$19,330	$10,380

Net income per share:
Basic	$1.49	$0.83
Diluted	$1.47	$0.81

Weighted-average common shares outstanding:
Basic	12,973	12,531
Diluted	13,117	12,831

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2007	2006
		As Restated
Net sales	$254,686	$180,047
Cost of sales	140,865	99,436
Gross profit	113,821	80,611

Selling, general and administrative expenses	65,225	50,684
Income from operations	48,596	29,927

Other (income) expense, net:
Interest income	(3,504)	(1,985)
Interest and other expense, net	781	356
	(2,723)	(1,629)
Income before income taxes	51,319	31,556

Income taxes	20,271	13,178
Net income	$31,048	$18,378

Net income per share:
Basic	$2.43	$1.47
Diluted	$2.37	$1.44

Weighted-average common shares outstanding:
Basic	12,784	12,503
Diluted	13,095	12,805

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine months ended
	September 30,
	2007	2006
		As Restated
Cash flows from operating activities:
Net income	$31,048	$18,378
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,846	2,264
(Recovery of) provision for doubtful accounts, net	(229)	487
Write-down of inventory	2,688	1,972
Gain on sale of property and equipment	(19)	(7)
Stock-based compensation	3,585	1,555
Changes in operating assets and liabilities:
Trade accounts receivable	(24,554)	(9,852)
Inventories	(58,363)	(20,128)
Prepaid expenses and other current assets	(333)	(875)
Restricted cash	(1,250)	—
Other assets	(19)	—
Trade accounts payable	10,093	(4,202)
Accrued expenses	2,820	1,462
Income taxes payable	(2,028)	2,411
Net cash used in operating activities	(33,715)	(6,535)

Cash flows from investing activities:
Purchases of short-term investments	(146,004)	(90,684)
Proceeds from sales of short-term investments	174,833	65,150
Purchases of property and equipment	(3,734)	(3,329)
Proceeds from sale of property and equipment	54	32
Net cash provided by (used in) investing activities	25,149	(28,831)

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	11,690	728
Cash received from issuances of common stock	1,970	1,072
Net cash provided by financing activities	13,660	1,800

Effect of exchange rates on cash	(41)	(42)

Net change in cash and cash equivalents	5,053	(33,608)
Cash and cash equivalents at beginning of period	34,255	50,749
Cash and cash equivalents at end of period	$39,308	$17,141

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$10,610	$10,442

Non-cash investing activity:
Accruals for purchases of property and equipment	$145	$—

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

As contemplated by the Securities and Exchange Commission (the “SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2006 included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2006.

(b)         Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns, markdowns and discounts, impairment assessments and charges, deferred taxes, depreciation and amortization, litigation and other contingency reserves, fair value of share-based awards, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities. Actual results could differ materially from these estimates.

(c)          Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

(2)                      Restatement

On September 4, 2007, management and the Audit Committee of the Board of Directors of Deckers Outdoor Corporation (the “Company”) concluded that it was necessary to restate the Company’s previously issued consolidated financial statements for the fiscal years 2004 through 2006 as well as certain financial information related to fiscal 2002 and 2003 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the condensed consolidated financial statements for the periods ended March 31, 2007 and 2006 contained in its Quarterly Report on Form 10-Q. The Company has restated such financial statements and certain financial information as contained in the Company’s Form 10-K/A and Form 10-Q/A filed on October 11, 2007. The Company has also concluded that the condensed consolidated financial statements for the three and nine month periods ended September 30, 2006 as contained in this Form

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

10-Q, should be restated. Accordingly, such prior condensed consolidated financial statements as contained in the Form 10-Q for the period ended September 30, 2006 should no longer be relied upon. The restatement is the result of material misstatements due to the underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company.

The errors generated in the periods ended September 30, 2006 and related interest and penalties accrued in the periods ended September 30, 2007 have been recorded as an adjustment to cost of sales, interest and other expense, net, and income taxes in the condensed consolidated statements of income. In accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” management has determined the range of loss for such matters to be $4.5 million to $7.4 million. Management has determined that there is no amount within this range that is more likely to occur than any other, accordingly the lower end of the expected range has been accrued. The range of loss has increased from prior periods and may continue to increase in future periods as a result of the accrual of penalties and interest charges that may continue to be incurred through settlement. Because these matters relate in part to employment related tax matters, there is a level of subjectivity utilized in the interpretation of the application of tax and employment related laws and regulations. Accordingly, the amounts as ultimately negotiated and settled may differ from the Company’s estimates. The effects of the restatement for the three and nine months ended September 30, 2006 are reflected in the table below. The restatement had no effect on net cash flows from operating, investing or financing activities as shown in the condensed consolidated statements of cash flows.

	Three Months ended September 30, 2006			Nine Months ended September 30, 2006
(In thousands, except per share data)	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

Condensed Consolidated Statements of Income:
Net sales	$82,322	$—	$82,322	$180,047	$—	$180,047
Cost of sales	45,149	117	45,266	99,133	303	99,436
Gross profit	37,173	(117)	37,056	80,914	(303)	80,611
Selling, general and administrative expenses	19,865	—	19,865	50,684	—	50,684
Income from operations	17,308	(117)	17,191	30,230	(303)	29,927
Other (income) expense, net	(643)	118	(525)	(1,927)	298	(1,629)
Income before income taxes	17,951	(235)	17,716	32,157	(601)	31,556
Income taxes	7,352	(16)	7,336	13,178	—	13,178
Net income	$10,599	$(219)	$10,380	$18,979	$(601)	$18,378

Basic income per share	$0.85	$(0.02)	$0.83	$1.52	$(0.05)	$1.47
Diluted income per share	$0.83	$(0.02)	$0.81	$1.48	$(0.04)	$1.44

(3)                      Stock Compensation

The Company’s 1993 Stock Incentive Plan (the “1993 Plan”) provided for 3,000,000 shares of common stock that were reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

1993 Plan participants were not restricted to any specified form which included stock options and nonvested stock units (“NSUs”). No stock options were granted during the three and nine months ended September 30, 2007 and 2006. The 1993 Plan was terminated in May 2006 and no new awards have been granted under this plan.

In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the “ESPP”). The ESPP was intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, as amended, 300,000 shares of common stock were reserved for issuance to employees who had been employed by the Company for at least six months. The ESPP provided for employees to purchase the Company’s common stock at a discount below market value, as defined by the ESPP. The ESPP was terminated in September 2006, and no new shares have been issued under the ESPP after that date.

In May 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by Amendment No. 1 dated May 9, 2007 (as amended, the “2006 Plan”). The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued progress. The 2006 Plan provides for 2,000,000 new shares of the Company’s common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,500,000. The 2006 Plan supersedes the 1993 Plan, which was subsequently terminated for new grants.

The Company generally grants NSUs annually to key personnel. The NSUs granted pursuant to the 1993 Plan and the 2006 Plan entitle the employee recipients to receive shares of common stock in the Company, which generally vest in quarterly increments between the third and fourth anniversary of the grant. Many of these awards include vesting that is also subject to achievement of certain performance targets.

In May 2007, the Company’s Board of Directors, upon recommendation of its Compensation Committee, adopted four new types of long-term incentive award agreements under the 2006 Plan for issuance to the Company’s current and future executive officers.  The new award types consist of stock appreciation right (“SAR”) awards and restricted stock unit (“RSU”) awards.  These awards vest subject to certain long-term performance objectives and certain long-term service conditions. Provided that these conditions are met, one-half of the SAR and RSU awards vest 80% on December 31, 2010 and 20% on December 31, 2011, and one-half of the SAR and RSU awards vest 80% on December 31, 2015 and 20% on December 31, 2016. In accordance with SFAS No. 123R, “Share-Based Payment,” the Company recognizes expense only for those awards that management deems probable of achieving the performance and service objectives.

On a quarterly basis, the Company grants 400 fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The table below summarizes stock compensation amounts recognized in the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Compensation expense recorded for:
ESPP	$—	$56	$—	$119
Stock options	68	157	209	379
NSUs	771	329	1,735	1,008
SARs	503	—	846	—
RSUs	100	—	178	—
Directors’ shares	244	86	617	237
Total compensation expense	1,686	628	3,585	1,743
Income tax benefit recognized	(688)	(268)	(1,465)	(724)
Net compensation expense	$998	$360	$2,120	$1,019

The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of September 30, 2007:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
Stock options	$70	0.2
NSUs	4,769	2.3
SARs	6,903	3.5
RSUs	1,455	3.5
Total	$13,197

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

A summary of the activity under the 1993 Plan and 2006 Plan as of September 30, 2007, and changes during the period are presented below.

Summary Details for 1993 Plan Share Options

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	466,000	$6.59	3.9	$24,896
Granted	—	—
Exercised	(383,000)	5.13
Forfeited or expired	(1,000)	19.00
Outstanding at September 30, 2007	82,000	$13.24	5.3	$7,903

Exercisable at September 30, 2007	56,000	$10.55	4.9	$5,535
Expected to vest and exercisable at September 30, 2007	81,000	$13.22	5.3	$7,871

During the nine months ended September 30, 2007 and 2006, stock options exercised totaled 383,000 and 97,000 shares, respectively, with a total intrinsic value of $30,317 and $2,468, respectively. Tax benefit realized from stock options exercised during the nine months ended September 30, 2007 and 2006 was $12,127 and $1,012, respectively. There were no stock options granted during the nine months ended September 30, 2007 and 2006.

Nonvested Stock Units Issued Under the 1993 Plan and 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2007	239,000	$40.36
Granted	3,000	58.11
Vested	—	—
Forfeited	(3,000)	40.30
Nonvested at September 30, 2007	239,000	$40.56

During the nine months ended September 30, 2007, all NSU grants were granted under the 2006 Plan.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Stock Appreciation Rights Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	$—		$—
Granted	450,000	80.20
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2007	450,000	$80.20	12.1	$13,320

Exercisable at September 30, 2007	—	$—	—	$—
Expected to vest and exercisable at September 30, 2007	154,000	$80.20	12.1	$4,558

The maximum contractual term is 10 and 15 years from the date of grant for those SARs with final vesting dates of December 31, 2011 and December 31, 2016, respectively. Not all SARs were expected to vest due to probabilities of achieving performance conditions and estimated forfeitures.

The per share fair value of SARs granted was $50.40 on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:  expected dividend yield of 0%, expected stock volatility of 59.0%, risk-free interest rate of 4.6%, and an expected life of 6.9 years.

Restricted Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2007	—	$—
Granted	60,000	80.20
Vested	—
Forfeited	—	—
Nonvested at September 30, 2007	60,000	$80.20

At September 30, 2007, 20,000 RSUs were expected to vest. Not all RSUs were expected to vest due to probabilities of achieving performance conditions and estimated forfeitures.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(4)                      Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. At September 30, 2007 and December 31, 2006, accumulated other comprehensive income of $222 and $393, respectively, consisted of net unrealized gains (losses) on short-term investments and cumulative foreign currency translation adjustment.

Comprehensive income is determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		As Restated		As Restated
Net income	$19,330	$10,380	$31,048	$18,378
Unrealized loss on short-term investments	(234)	(29)	(237)	(29)
Cumulative foreign currency translation adjustment	56	(22)	66	45
Total comprehensive income	$19,152	$10,329	$30,877	$18,394

(5)                      Income per Share

Basic income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the three and nine months ended September 30, 2007 and 2006, the difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock and NSUs.

The reconciliations of basic to diluted weighted-average common shares outstanding are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted-average shares used in basic computation	12,973,000	12,531,000	12,784,000	12,503,000
Dilutive effect of stock options and NSUs	144,000	300,000	311,000	302,000
Weighted-average shares used for diluted computation	13,117,000	12,831,000	13,095,000	12,805,000

All options outstanding as of September 30, 2007 and 2006 were included in the computation of diluted income per share for the three and nine months ended September 30, 2007 and 2006.

The Company excluded 77,000 contingently issuable shares of common stock underlying its NSUs and excluded all of its SARs and RSUs from the diluted income per share computations for both the three and nine months ended September 30, 2007, and excluded 80,000 contingently issuable shares underlying its NSUs for both the three and nine months ended September 30, 2006. The shares were excluded because the necessary conditions had not been satisfied for

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

the shares to be issuable based on the Company’s performance through September 30, 2007 and 2006, respectively.

(6)                      Restricted Cash

In January 2007, the Company entered into an escrow agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank. The escrow agreement was initiated in conjunction with the Company’s purchase obligation with a movie production company for advertising services. As a result of the agreement, $1,250 of the Company’s cash and cash equivalents balance at December 31, 2006 became restricted cash in January 2007. Of the total restricted cash, $250 is short-term and is included as a current asset, and the remaining $1,000 is long-term and is included as a noncurrent asset in the Company’s condensed consolidated balance sheet at September 30, 2007. The escrow agreement contains a disbursement schedule according to when the funds will be disbursed to the production company, which is as follows:

January 2008	$250
January 2009	300
January 2010	300
January 2011	200
January 2012	200
$1,250

(7)                      Short-term Investments

Short-term investments are classified as available for sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity. Interest and dividends are included in interest income in the condensed consolidated statements of income. Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months are classified as short-term investments, as the funds are used for working capital requirements. The fair values of the Company’s short-term investments are shown in the table below. The Company has determined that the decline in fair values included in the table below are temporary, and therefore the unrealized losses have not been included in the condensed consolidated statements of income.

	September 30, 2007		December 31, 2006
	Unrealized Losses	Fair Value	Unrealized Gains	Fair Value
Certificates of deposit	$(15)	$4,985	$—	$1,999
Government and agency securities	—	—	92	28,767
Corporate bonds	(130)	26,870	—	—
Auction rate securities	—	3,550	—	33,871
Total	$(145)	$35,405	$92	$64,637

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(8)                      Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (7.75% at September 30, 2007) or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, (5.12% at September 30, 2007) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2009. At September 30, 2007, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and outstanding letters of credit aggregated $78. As a result, $19,922 was available under the Facility at September 30, 2007.

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends.

(9)                      Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended September 30, 2007 and 2006, the Company recorded an income tax expense of $11,974 and $7,336, respectively, representing an effective income tax rate of 38.3% and 41.4%, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded an income tax expense of $20,271 and $13,178, respectively, representing an effective rate of 39.5% and 41.8%, respectively.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in income taxes payable in the accompanying condensed consolidated balance sheets. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.”  Effective with the implementation of FIN 48, any associated interest and penalties that would be payable to the taxing authorities upon examination is reflected as a liability in other accrued expenses in the accompanying condensed consolidated balance sheets.  For periods prior to January 1, 2007, such interest and penalties were reflected as a liability in income taxes payable.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The total amount of unrecognized tax benefits, including related interest, is shown in the following table:

	Unrecognized Tax Benefits	Accrued Interest	Total Unrecognized Tax Benefits
As of January 1, 2007	$1,310	$193	$1,503
Gross increases as a result of tax positions taken during a prior year	—	208	208
Gross increases as a result of tax positions taken during the current period	818	—	818
As of September 30, 2007	$2,128	$401	$2,529

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of the date of adoption and as of September 30, 2007 were $1,486 and $2,128, respectively. Since the adoption of FIN 48, the Company has accounted for interest and penalties generated by income tax contingencies as interest and other expense, net, in the condensed consolidated statements of income.  For the nine months ended September 30, 2007, $208 of interest generated by income tax contingencies was recognized in the condensed consolidated statements of income. As of September 30, 2007, $401 of interest has been accrued in the condensed consolidated balance sheets. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for the year 2004 in the first quarter of 2007 that is anticipated to be completed by the end of the first quarter of 2008.  As of September 30, 2007, the IRS has not proposed any adjustments to the Company’s tax positions.  Management does not anticipate the IRS audit will result in a material change to the Company’s consolidated financial statements. Accordingly, it is reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company does not expect any change to be material.

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

(11)             Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, or certain unusual items to segments. The Company evaluates performance based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units responsible for the worldwide wholesale operations of each of its brands and its Consumer Direct business. They are managed separately because each business may require different marketing, research and development, design, sourcing and sales strategies. The income from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, information technology, human resources, accounting and finance, credit and collections, executive compensation, legal, and facilities costs, among others. The operating income derived from the sales to third parties of the Consumer Direct segment is separated into two components:  (i) the wholesale profit is included in the operating income of each of the three brands, and (ii) the retail profit is included in the operating income of the Consumer Direct segment.

Net sales and operating income (loss) by business segment are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net sales to external customers:
Teva wholesale	$9,404	$8,515	$68,814	$62,915
UGG wholesale	105,661	63,995	148,852	90,912
Simple wholesale	3,714	3,996	9,202	9,889
Consumer Direct	10,602	5,816	27,818	16,331
	$129,381	$82,322	$254,686	$180,047

Income (loss) from operations, as Restated:
Teva wholesale	$538	$1,077	$18,385	$17,783
UGG wholesale	42,533	23,965	58,447	33,069
Simple wholesale	(395)	(655)	(1,258)	(911)
Consumer Direct	2,212	1,034	5,997	3,869
Unallocated overhead costs	(14,228)	(8,230)	(32,975)	(23,883)
	$30,660	$17,191	$48,596	$29,927

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Business segment asset information is summarized as follows:

	September 30,	December 31,
	2007	2006
Total assets for reportable segments:
Teva wholesale	$65,713	$70,862
UGG wholesale	145,528	62,646
Simple wholesale	6,612	4,194
Consumer Direct	4,553	2,956
	$222,406	$140,658

The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets, that are specifically identifiable with one of the Company’s segments. Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company’s cash and cash equivalents, short-term investments, deferred tax assets, and various other assets shared by the Company’s segments. Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets are as follows:

	September 30,	December 31,
	2007	2006
Total assets for reportable segments	$222,406	$140,658
Unallocated deferred tax assets	4,713	4,713
Other unallocated corporate assets	81,846	104,602
Consolidated total assets	$308,965	$249,973

The Company sells its footwear products principally to customers throughout the U.S. The Company also sells its footwear products to foreign distributors located in Europe, Canada, Australia, Asia, and Latin America among other regions. International sales were 11.0% and 10.9% of the Company’s total net sales for the three months ended September 30, 2007 and 2006, respectively. International sales were 18.0% and 15.9% of the Company’s total net sales for the nine months ended September 30, 2007 and 2006, respectively. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

As of September 30, 2007, approximately $11,951 of trademarks and $466 of goodwill are held in Bermuda by a subsidiary of the Company. Substantially all other long-lived assets are held in the U.S.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. One customer accounted for 10.8% and 11.2% of the Company’s net sales for the nine months ended September 30, 2007 and 2006, respectively. No other customer accounted for more than 10% of the Company’s net sales for the nine months

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

ended September 30, 2007 and 2006. As of September 30, 2007 and December 31, 2006, the Company had one customer representing 15.2% and 31.5%, respectively, of net trade accounts receivable.

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

The Company is currently involved in various legal claims arising from the ordinary course of its business. Management does not believe that the disposition of these matters will have a material effect on the Company’s consolidated financial position or results of operations. The Company indemnifies its licensees, distributors and certain promotional partners in connection with claims alleging use of the Company’s licensed intellectual property.  The terms of the agreements range up to five years initially and do not provide for a limitation on the maximum potential future payments.  Management believes the likelihood of any payments is remote and would be immaterial.  The Company is not currently involved in any indemnification matters in regards to its intellectual property.

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

•                        our product mix;

•                        the success of new products;

•                        our licensing strategy;

•                        the impact of seasonality and weather on our operations;

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

Restatement

On September 4, 2007, management and the Audit Committee of the Board of Directors of Deckers Outdoor Corporation concluded that it was necessary to restate our previously issued consolidated financial statements for the fiscal years 2004 through 2006 as well as certain financial information related to fiscal 2002 and 2003 contained in our Annual Report on Form 10-K for the year ended December 31, 2006 and the condensed consolidated financial statements for the periods ended March 31, 2007 and 2006 contained in our Quarterly Report on Form 10-Q.  We have restated such financial statements and certain financial information as contained in our Form 10-K/A and Form 10-Q/A filed on October 11, 2007. We have also concluded that the condensed consolidated financial statements for the three and nine month periods ended September 30, 2006 as contained in this Form 10-Q, should be restated. Accordingly,

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

such prior condensed consolidated financial statements as contained in the Form 10-Q for the period ended September 30, 2006 should no longer be relied upon. The restatement is the result of underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of our foreign subsidiaries, Holbrook Limited, a Hong Kong company.

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

In 2004, we embarked on a strategy to license our footwear brands to complementary products outside of footwear, generally in apparel and accessories. We currently have ten licensing agreements with five licensees for the Teva and UGG brands combined.  We record licensing revenues and expenses within their respective brand and do not currently have or expect to have significant incremental net sales and profits from licensing in the near future.

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

From fiscal 2002 to 2004, wholesale net sales of Teva brand products increased at a compound annual growth rate of 13.5%. However, for fiscal years 2005 and 2006, wholesale net sales of Teva products decreased by approximately 3.6% and 6.4%, respectively, compared to the year ago periods. We attribute this decline in sales primarily to a prolonged period of weak product innovation, coupled with a significant increase in competitor activity.  We began to address this situation in 2006 by dedicating significantly greater resources to product planning, design, and development, and through aggressive marketing. We also repositioned the Teva brand to a younger target consumer. These efforts resulted in a wholesale net sales increase of 15.9% for the fourth quarter of 2006 compared to the same period of 2005.  For the first three quarters of 2007, the Teva brand’s wholesale net sales increased by 11.5%, 5.4% and 10.4%, respectively, over the same periods of 2006. Including consumer direct net sales, we expect Teva brand growth to be approximately 10% year over year in 2007.

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

UGG Brand Overview

The UGG brand has been a well-known brand in California for many years and over the past few years has become a recognized brand throughout the remainder of the country and overseas. Over the past few years, our UGG brand has received increased media exposure including increased print media in national ads and cooperative advertising with our customers, which contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus and demand for UGG products were driven by the following:

•            consumer brand loyalty, due to the luxury and comfort of UGG footwear,

•            increased marketing in high-end magazines,

•            successful targeting of high-end distribution,

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

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

•                                    continued innovation of new product categories.

We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have significantly increased our product line to approximately 125 styles in Fall 2007 from approximately 50 styles in 2002. This product line expansion includes our significantly expanded Fashion Collection and Men’s offering, as well as new styles in our Driving Collection, our newly introduced Surf Collection, our Cold Weather Collection and our luxury slipper category. Nevertheless, we cannot assure investors that UGG brand sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline. For the first three quarters of 2007, the UGG brand’s wholesale net sales increased 62.1%, 59.1% and 65.1%, respectively, compared to the same periods in 2006. Including consumer direct net sales, we expect the UGG brand growth to be approximately 50% year over year in 2007.

Simple Brand Overview

Simple Shoes began in 1991 as an alternative to all the over-built, over-priced, and over-hyped products in the marketplace at that time.  The brand’s legacy was built on its original sneaker design, the Old School Sneaker, and grew to include successful sandal and casual products.  In Fall 2005, as a response to the massive amount of waste produced by the footwear industry, the Simple brand launched a new collection of sustainable footwear called Green Toe®. Green Toe represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes.

The movement in Green Toe has also changed the rest of the Simple product line, which is evident in the addition of sustainable innovations like water-based cements, shoelaces and footbeds made from recycled plastic bottles, and outsoles made from recycled car tires. The brand’s sustainable message and product line are supported by a dedicated sales force in all key markets, in-house public relations management, and innovative and humorous national print ad campaigns in publications like Vanity Fair and Rolling Stone, as well as an internet ad campaign on websites like Treehugger.com and TheOnion.com.

2006 marked a critical year in the brand’s growth as men’s and women’s products continued to perform well at retail, the demand for Green Toe product increased, and brand visibility domestically and internationally increased in both new and existing accounts due to successful sell–through at retail. This effort resulted in net wholesale sales growth of 12.6% for the first quarter of 2007 compared to the same period of 2006. While Green Toe continued its success at retail in the second quarter, brand sales were negatively impacted due to a delayed start to the Spring selling season which affected reorder business. Given this industry-wide unseasonable cold weather issue and a shift of international shipments to the third quarter of 2007, Simple’s wholesale net sales decreased 30.3% for the second quarter of 2007 compared to the same period of 2006. In the third quarter of 2007, the Simple brand launched ecoSNEAKS™, a sneaker collection made from sustainable materials with mainstream, commercial appeal. However, due to production delays, which have since been resolved, Simple’s wholesale net sales decreased 7.1% for the third quarter of 2007 compared to the same period of 2006. Despite these delays, ecoSNEAKS™ had a solid debut across a broad spectrum of retailers. This further validates our brand strategy of bringing sustainable product designs to the

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

mainstream. Based on this growing consumer lifestyle shift in purchasing sustainable products, we expect the Simple brand's sales growth including consumer direct net sales to be in the low teens year over year for the full year of 2007.

Our Simple segment is committed to innovation and bringing 100% sustainable products to the market, growing the brand’s business while at the same time bringing awareness and creating meaningful, environmentally friendly products for a global market.

Consumer Direct Overview

Our Consumer Direct business includes our internet and catalog retailing operations as well as our retail stores. We acquired our internet and catalog retailing business in November 2002 as part of the acquisition of the Teva Rights. In addition to the outlet store in Ventura, California that existed at that time, we have since opened four more outlet stores: one in Camarillo, California; one in Wrentham, Massachusetts; one in Riverhead, New York; and one in Woodbury, New York. We also opened our first UGG brand concept store in New York, New York in 2006 and an additional UGG brand concept store in October 2007 in Chicago, Illinois. Also in October 2007, our Canadian distributor opened an UGG brand concept store in Montreal, Quebec, which it owns and operates.

Our Consumer Direct business, which today sells all three of our brands, enables us to meet the growing demand for our products, to sell our products at retail prices and to provide us with significant incremental operating income. From the time we initiated our Consumer Direct business through the third quarter of 2007, the segment has had significant revenue growth, much of which occurred as the UGG brand gained popularity as consumers have continued to increase reliance on the internet for footwear and other purchases and as we began to open retail stores. Net sales of the Consumer Direct business increased 82.3% and 70.3% in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

Managing our internet business requires us to focus on generating internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes. We distribute approximately two million consumer brochures throughout the year to drive our catalog order business. We plan to continue to grow this business through improved website features and performance, increased marketing on our websites and the expansion of European websites. Overall, our Consumer Direct business benefits from the strength of our brands and, as we grow our brands over time, we expect this business to continue to be an important segment of our business.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Seasonality

Our business is seasonal, with the highest percentage of Teva brand net sales occurring in the first and second quarters of each year and the highest percentage of UGG brand net sales occurring in the third and fourth quarters. To date, the Simple brand has not had a seasonal impact on the Company.

	2007
	First Quarter	Second Quarter	Third Quarter

Net sales	$72,575	$52,730	$129,381
Income from operations	$15,072	$2,864	$30,660

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,004	$41,721	$82,322	$124,376
Income from operations, as Restated*	$8,823	$3,913	$17,191	$21,515

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$64,263	$40,341	$69,193	$90,963
Income from operations, as Restated	$14,321	$4,595	$13,933	$19,059

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

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales by location:
U.S.	$115,197	$73,344	$208,891	$151,385
International	14,184	8,978	45,795	28,662
Total	$129,381	$82,322	$254,686	$180,047

Net sales by product line and Consumer Direct business:
Teva:
Wholesale	$9,404	$8,515	$68,814	$62,915
Consumer Direct	1,819	1,501	5,190	4,576
Total	11,223	10,016	74,004	67,491
UGG:
Wholesale	105,661	63,995	148,852	90,912
Consumer Direct	8,065	3,898	20,959	10,665
Total	113,726	67,893	169,811	101,577
Simple:
Wholesale	3,714	3,996	9,202	9,889
Consumer Direct	718	417	1,669	1,090
Total	4,432	4,413	10,871	10,979

Total	$129,381	$82,322	$254,686	$180,047

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		As Restated		As Restated
Income (loss) from operations by product line and Consumer Direct business:
Teva wholesale	$538	$1,077	$18,385	$17,783
UGG wholesale	42,533	23,965	58,447	33,069
Simple wholesale	(395)	(655)	(1,258)	(911)
Consumer Direct	2,212	1,034	5,997	3,869
Unallocated overhead costs	(14,228)	(8,230)	(32,975)	(23,883)
Total	$30,660	$17,191	$48,596	$29,927

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

The following table sets forth certain operating data as a percentage of net sales for the periods indicated, and the percent change in each item of operating dollars between the periods.

	Three Months Ended September 30,		Percent Change
	2007	2006	2007 to 2006
		As Restated
Net sales	100.0%	100.0%	57.2%
Cost of sales	54.6	55.0	56.1
Gross profit	45.4	45.0	58.5
Selling, general and administrative expenses	21.7	24.1	41.2
Income from operations	23.7	20.9	78.4
Other income, net	(0.5)	(0.6)	22.7
Income before income taxes	24.2	21.5	76.7
Income taxes	9.3	8.9	63.2
Net income	14.9%	12.6%	86.2%

	Nine Months Ended September 30,		Percent Change
	2007	2006	2007 to 2006
		As Restated
Net sales	100.0%	100.0%	41.5%
Cost of sales	55.3	55.2	41.7
Gross profit	44.7	44.8	41.2
Selling, general and administrative expenses	25.6	28.2	28.7
Income from operations	19.1	16.6	62.4
Other income, net	(1.1)	(0.9)	67.2
Income before income taxes	20.1	17.5	62.6
Income taxes	8.0	7.3	53.8
Net income	12.2%	10.2%	68.9%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Overview. For the three months ended September 30, 2007, we had net sales of $129,381 and income from operations of $30,660 compared to net sales of $82,322 and income from operations of $17,191 for the three months ended September 30, 2006. These improved sales were led primarily by increases in UGG product sales as well as increases in Teva product sales. Income from operations increased as a result of increased sales and slightly higher gross margins, partially offset by increased selling, general and administrative expenses.

Net Sales. Net sales increased by $47,059, or 57.2%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily driven by strong sell-through and reorders for the UGG brand coupled with worldwide demand for our Teva product line. In addition, our weighted-average wholesale selling price per pair increased 16.7% to $47.20 for the three months ended September 30, 2007 from $40.46 for the three months ended September 30, 2006, resulting primarily from higher UGG sales, which generally carry a higher average selling price. During the quarter, we experienced increases in the number of pairs sold of our UGG and Teva brands, resulting in a 30.0% overall increase in the volume of footwear sold to 2.6 million pairs for the

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

three months ended September 30, 2007 compared to 2.0 million pairs for the three months ended September 30, 2006. We expect net sales for the full year 2007 to be approximately 39% over 2006.

Wholesale net sales of our Teva brand increased by $889, or 10.4%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to an increase in the number of units sold. The brand’s performance was driven by increased sell-through for sandals as well as the positive reaction to the brand’s expanded closed footwear product offering. Including consumer direct net sales, we expect net sales for the full year 2007 to be approximately 10% over 2006. See “— Overview — Teva Brand Overview” above.

Wholesale net sales of our UGG brand increased by $41,666, or 65.1%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to an increase in the number of units sold as well as an increased average wholesale price per pair. Domestic sales were driven by robust consumer demand for the entire product line, including boots, slippers, casuals, men’s, kids’ and the new high-end fashion collection, combined with strong international growth. Including consumer direct net sales, we expect net sales for the full year 2007 to be approximately 50% over 2006. See “— Overview — UGG Brand Overview” above.

Wholesale net sales of our Simple brand decreased by $282, or 7.1%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Simple’s performance was negatively impacted by shipping delays for ecoSNEAKS™ as a result of production issues, which have been resolved. Including consumer direct net sales, we expect the Simple brand sales growth to be in the low teens for the full year of 2007 compared to 2006. See “— Overview — Simple Brand Overview” above.

Net sales of the Consumer Direct business increased by $4,786, or 82.3%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. For the three months ended September 30, 2007, net sales of the Consumer Direct business included sales of Teva of $1,819, UGG of $8,065 and Simple of $718. For the three months ended September 30, 2006, the breakdown consisted of sales of Teva of $1,501, UGG of $3,898 and Simple of $417. The increase in net sales of the Consumer Direct business was primarily due to an increase in UGG brand internet sales. In addition, results for the third quarter of 2007 included sales from our UGG brand flagship store in New York City and two retail outlet stores in Riverhead and Woodbury, New York, which were not in operation in the third quarter of 2006. See “— Overview — Consumer Direct Overview” above.

International sales, which are included in the segment sales above, for all of our products combined increased by $5,206, or 58.0%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, representing 11.0% of net sales for the three months ended September 30, 2007 compared to 10.9% of net sales for the three months ended September 30, 2006. The majority of the international growth took place with the UGG brand in Europe, while Teva and Simple posted gains in international markets as well.

Gross Profit. Gross profit increased by $21,659, or 58.5%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. As a percentage of net sales, gross margin was 45.4% for the three months ended September 30, 2007, compared to 45.0% for the three months ended September 30, 2006, primarily due to higher full priced sales of UGG product in our wholesale and retail divisions. These margin gains were partially offset by lower Teva and Simple gross margins due to higher closeouts for Teva and increased inventory write-downs for Simple. Our gross margins fluctuate based on several factors, and we expect to achieve approximately 45.0% for the full year 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $8,190, or 41.2%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. As a percentage of net sales, SG&A decreased to 21.7% for the three months ended September 30, 2007 from 24.1% for the three months ended September 30, 2006. The increase in SG&A in absolute dollars resulted from an increase in variable costs associated with our sales increase, personnel and stock compensation costs associated with our growth, as well as approximately $2,100 of expenses related to the investigation and restatement of our

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

consolidated financial statements.  Including additional charges related to the investigation and restatement incurred in the third quarter of 2007, we expect SG&A to be approximately 20% to 25% of net sales for the full year 2007.

Income from Operations. Income from operations increased by $13,469, or 78.4%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was due primarily to the increase in sales, partially offset by the increase in SG&A expenses.

Income from operations of Teva wholesale decreased by $539, or 50.0%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This decrease was primarily due to decreased gross margins due to increased closeout sales as well as higher bad debt and divisional expenses, partially offset by higher sales and lower marketing expenses.

Income from operations of UGG wholesale increased by $18,568, or 77.5%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was primarily the result of the higher sales volumes with higher average selling prices as well as lower bad debt expense, partially offset by increased commissions expense on the higher sales levels.

Loss from operations of Simple wholesale decreased by $260, or 39.7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This improvement in performance was due to higher gross margins due to a decreased impact of inventory write-downs, as well as lower operating expenses. The improvement was partially offset by lower sales volumes caused by production issues, which have since been resolved.

Income from operations of our Consumer Direct business increased by $1,178, or 113.9%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This was primarily due to increased UGG brand internet sales, as well as the opening of three new retail stores that did not exist in the same period of 2006, partially offset by higher operating costs associated with the new retail stores.

Unallocated overhead costs increased by $5,998, or 72.9%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, resulting primarily from higher corporate payroll costs, including stock compensation, and $2,100 of expenses related to the investigation and restatement of our consolidated financial statements.

Other (Income) Expense, Net. Interest income increased by $163, or 23.7%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. The increase resulted primarily from the investment of our higher average cash, cash equivalents and short-term investments balances. In addition, included in interest and other expense, net, we had interest and penalties during the three months ended September 30, 2007 and 2006 related to underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of our foreign subsidiaries (see Note 2, “Restatement,” of the notes to the condensed consolidated financial statements).

Income Taxes. For the three months ended September 30, 2007, income tax expense was $11,974, representing an effective income tax rate of 38.3%. For the three months ended September 30, 2006, income tax expense was $7,336 representing an effective income tax rate of 41.4%. The decrease in the effective tax rate was primarily due to a greater proportion of overall anticipated annual pre-tax income from international jurisdictions, which have lower income tax rates than the U.S.  The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income. Our net income increased by $8,950, or 86.2%, as a result of the items discussed above. Our diluted earnings per share increased 81.5% to $1.47 for the three months ended September 30, 2007 compared to $0.81 in the same period of 2006, primarily as a result of the increase in net income. We expect our diluted earnings per share for the full year 2007 to be approximately 35% over 2006, before approximately $900 of expenses reflected in the  restatement of our 2006 consolidated financial

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

statements and approximately $11,000 of impairment loss, or $15,300 pre-tax, attributable to our Teva trademark that was recorded in the fourth quarter of 2006. Including the effects of the restatement and impairment, we expect our diluted earnings per share for the full year 2007 to be approximately 85% over 2006. We present our diluted earnings per share projection excluding the prior year’s restatement adjustments and the impairment loss because such expenses are non-recurring charges that are outside our normal business operations. The numbers are presented in a manner that is consistent with how management views our business.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Overview. For the nine months ended September 30, 2007, we had net sales of $254,686 and income from operations of $48,596 compared to net sales of $180,047 and income from operations of $29,927 for the nine months ended September 30, 2006. These improved results were led by increases in UGG product sales as well as increased Teva product sales, slightly offset by decreased Simple product sales. Income from operations increased as a result of increased net sales, partially offset by the increase in selling, general and administrative expenses.

Net Sales. Net sales increased by $74,639, or 41.5%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily driven by strong full price selling worldwide for the UGG brand coupled with positive consumer reaction to our reengineered Teva product line. In addition, our weighted-average wholesale selling price per pair increased 14.0% to $29.75 for the nine months ended September 30, 2007 from $26.09 for the nine months ended September 30, 2006, resulting primarily from higher UGG brand sales, which generally carry a higher average selling price. We also experienced increases in the number of pairs sold of our UGG and Teva brands, resulting in a 21.5% overall increase in the volume of footwear sold to 7.9 million pairs for the nine months ended September 30, 2007 compared to 6.5 million pairs for the nine months ended September 30, 2006. We expect sales for the full year 2007 to be approximately 39% over 2006.

Wholesale net sales of our Teva brand increased by $5,899, or 9.4%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to an increase in the number of units sold. Teva’s performance was driven by demand for new styles, particularly in international markets. Including consumer direct net sales, we expect Teva sales to increase approximately 10% for the full year 2007 over 2006. See “— Overview — Teva Brand Overview” above.

Wholesale net sales of our UGG brand increased by $57,940, or 63.7%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to an increase in the number of units sold as well as an increased average wholesale price per pair. The improvement in sales was attributable to continued demand for our core UGG products as well as greater demand and increased distribution for the expanded Spring line. Including consumer direct net sales, we expect UGG sales to increase approximately 50% for the full year 2007 compared to 2006. See “— Overview — UGG Brand Overview” above.

Wholesale net sales of our Simple brand decreased by $687, or 6.9%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Despite the increased demand of Green Toe™, our Simple brand’s sales were negatively impacted by a decline in open toed footwear sales due to the wet spring weather. In addition, Simple’s sales were negatively impacted by shipping delays for ecoSNEAKS™ as a result of production issues, which have since been resolved. Including consumer direct net sales, we expect Simple sales growth to be in the low teens for the full year of 2007 compared to 2006. See “— Overview — Simple Brand Overview” above.

Net sales of the Consumer Direct business increased by $11,487, or 70.3%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net sales of the Consumer Direct business included retail sales of Teva of $5,190, UGG of $20,959 and Simple of $1,669. For the nine months ended September 30, 2006, the breakdown consisted of sales of Teva of $4,576, UGG of $10,665 and Simple of $1,090. The increase in net sales of the Consumer Direct business was primarily due to an increase in UGG brand internet sales and the additional sales of four new retail stores, which were not in place for the entire nine months ended September 30, 2006. See “— Overview — Consumer Direct Overview” above.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

International sales, which are included in the segment sales above, for all of our products combined increased by $17,133, or 59.8%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, representing 18.0% of net sales for the nine months ended September 30, 2007 compared to 15.9% of net sales for the nine months ended September 30, 2006. Strong international demand resulted in increases in all regions, led by an increase in UGG and Teva product sales in Europe. We also launched the Teva brand in much of Latin America during the first quarter of 2007.

Gross Profit. Gross profit increased by $33,210, or 41.2%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. As a percentage of net sales, gross margin was comparable at 44.7% for the nine months ended September 30, 2007 and 44.8% for the nine months ended September 30, 2006. This slight decline in gross margin was primarily due an increased impact from inventory write-downs, partially offset by higher full price selling of UGG product in both the wholesale and retail channels. Our gross margins fluctuate based on several factors, and we expect to achieve approximately 45.0% for the full year 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, increased by $14,541, or 28.7%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As a percentage of net sales, SG&A decreased to 25.6% for the nine months ended September 30, 2007 from 28.2% for the nine months ended September 30, 2006. The increase in SG&A expenses in absolute dollars was largely due to an increase in our variable costs associated with our sales increase, higher payroll costs, including higher stock compensation, associated with our growth, as well as approximately $2,100 of expenses related to the investigation and restatement of our consolidated financial statements. These increases were partially offset by a decrease in marketing and bad debt expenses. Including additional charges related to the investigation and restatement in the third quarter of 2007, we expect SG&A to be approximately 20% to 25% of net sales for the full year 2007.

Income from Operations. Income from operations increased by $18,669, or 62.4%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was due primarily to the increase in net sales, partially offset by the increase in SG&A expenses.

Income from operations of Teva wholesale increased by $602, or 3.4%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to increased sales and lower marketing and promotional expenses, partially offset by lower gross margins due to increased inventory write-downs and closeout sales as well as higher divisional expenses.

Income from operations of UGG wholesale increased by $25,378, or 76.7%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was primarily the result of the higher sales volumes with higher average selling prices and higher gross margins due to lower inventory write-downs and a lower impact of closeout sales, partially offset by higher variable costs related to the higher sales levels.

Loss from operations of Simple wholesale increased by $347, or 38.1%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decline in performance was due to lower sales volumes and slightly lower gross margins due to negative margins on closeout sales as well as an increased impact of inventory write-downs. We also increased divisional selling expenses to expand the distribution of Simple throughout the market. The decline was slightly offset by lower sales commissions on the lower sales levels as well as lower bad debt and marketing expenses.

Income from operations of our Consumer Direct business increased by $2,128, or 55.0%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This was largely due to increased UGG brand internet sales as well as the opening of four new retail stores that did not exist for the entire nine months ended September 30, 2006. These increases were partially offset by higher operating costs associated with the new retail stores as well as the higher sales levels.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Unallocated overhead costs increased by $9,092, or 38.1%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, resulting primarily from higher corporate payroll costs including stock-based compensation expense, in line with our continuing investment in our infrastructure, as well as approximately $2,100 of expenses related to the investigation and restatement of our consolidated financial statements.

Other (Income) Expense, Net. Interest income increased by $1,519, or 76.5%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase resulted primarily from the investment of our higher average cash, cash equivalents and short-term investments balances, as well as higher rates of return in the current period compared to the same period a year ago. In addition, included in interest and other expense, net, we had interest and penalties during the nine months ended September 30, 2007 and 2006 related to the underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries (see Note 2, “Restatement,” of the notes to the condensed consolidated financial statements).

Income Taxes. For the nine months ended September 30, 2007, income tax expense was $20,271, representing an effective income tax rate of 39.5%. For the nine months ended September 30, 2006, income tax expense was $13,178 representing an effective income tax rate of 41.8%. The decrease in the effective tax rate was primarily due to a greater proportion of overall anticipated annual pre-tax income from international jurisdictions, which have lower income tax rates than the U.S.  The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income. Our net income increased by $12,670, or 68.9%, as a result of the items discussed above. Our diluted earnings per share increased 64.6% to $2.37 for the nine months ended September 30, 2007 compared to $1.44 in the same period of 2006, primarily as a result of the increase in net income. We expect our diluted earnings per share for the full year 2007 to be approximately 35% over 2006, before approximately $900 of expenses reflected in the restatement of our 2006 consolidated financial statements and approximately $11,000 of impairment loss, or $15,300 pre-tax, attributable to our Teva trademark that was recorded in the fourth quarter of 2006. Including the effects of the restatement and impairment, we expect our diluted earnings per share for the full year 2007 to be approximately 85% over 2006. We present our diluted earnings per share projection excluding the prior year’s restatement adjustments and the impairment loss because such expenses are non-recurring charges that are outside our normal business operations. The numbers are presented in a manner that is consistent with how management views our business.

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

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

and UGG brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations is provided primarily from our internal cash flows and, when necessary, our revolving credit facility.

Cash from Operating Activities. Net cash used in operating activities was $33,715 and $6,535 for the nine months ended September 30, 2007 and 2006, respectively. The change in net cash from operating activities was primarily due to greater increases in inventory and trade accounts receivable in the first nine months of 2007 compared to the first nine months of 2006. The larger increase in inventory is due to higher anticipated sales in the fourth quarter of 2007 compared to the same period of 2006. The larger increase in trade accounts receivable is primarily the result of increased net sales in the quarter ended September 30, 2007 compared to the same period in 2006. The decreases in cash from operating activities were partially offset by an increase in trade accounts payable in the first nine months of 2007 compared to a decrease in trade accounts payable in the first nine months of 2006, and greater net income in the first nine months of 2007 compared to the first nine months of 2006. The increase in accounts payable was primarily due to the timing of and increases in our inventory purchases near the end of the period ended September 30, 2007 compared to the year ago period. Net working capital improved by $46,832 to $194,692 as of September 30, 2007 from $147,860 as of December 31, 2006, primarily as a result of the higher inventory and accounts receivable balances. The increase in working capital was partially offset by the lower short-term investments and higher accounts payable balances. The changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.

Cash from Investing Activities. For the nine months ended September 30, 2007, net cash provided by investing activities was $25,149, which was comprised primarily of net sales of short-term investments, partially offset by purchases of property and equipment. Our capital expenditures were primarily related to the build-out of new retail stores, the replacement and upgrading of certain computer equipment and our new UGG brand and Simple brand trade show booths. For the nine months ended September 30, 2006, net cash used in investing activities was $28,831, which was comprised primarily of the net purchases of short-term investments and capital expenditures, primarily for computer equipment, new racking for one of our distribution centers, and the build-out of a new retail outlet store.

Cash from Financing Activities. For the nine months ended September 30, 2007, net cash provided by financing activities was $13,660 compared to $1,800 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the net cash provided by financing activities consisted of the excess tax benefits from stock-based compensation as well as cash received from the exercise of stock options. For the nine months ended September 30, 2006, net cash provided by financing activities consisted primarily of cash received from the exercise of stock options as well as the excess tax benefits from stock-based compensation.

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and a revolving credit facility. At September 30, 2007, working capital was $194,692 including $39,308 of cash and cash equivalents and $35,405 of short-term investments. Trade accounts receivable increased by 50.0% to $74,354 at September 30, 2007 from $49,571 at December 31, 2006, primarily due to increased net sales, lower bad debt expense and normal seasonality. Accounts receivable turnover decreased slightly to 7.9 times in the twelve months ended September 30, 2007 from 8.1 times in the twelve months ended December 31, 2006.

Inventories increased 172.0% to $88,050 at September 30, 2007 from $32,375 at December 31, 2006, reflecting a $58,468 and $822 increase in UGG and Simple inventory, respectively, partially offset by a $3,615 decrease in Teva inventory. Overall, inventory turnover decreased to 3.8 times for the twelve months ended September 30, 2007 from 4.2 times for the twelve months ended December 31, 2006 due primarily to the build-up of UGG inventory. The increase in UGG inventory was due to normal seasonality and to fulfill our backlog for the upcoming Fall and Winter selling seasons. The decrease in Teva inventory was largely due to normal seasonality.

Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

(7.75% at September 30, 2007) or, at our option, at the London Interbank Offered Rate, or LIBOR, (5.12% at September 30, 2007) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2009. At September 30, 2007, we had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts, and outstanding letters of credit of $78. As a result, $19,922 was available under the Facility at September 30, 2007.

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at September 30, 2007, and remain so as of the date of this report.

We currently have no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2007 will range from approximately $1,000 to $2,000 and will include the continued replacement and upgrading of computer equipment and the potential build-out of our corporate offices. The actual amount of capital expenditures for the remainder of 2007 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

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

Contractual Obligations. The following table summarizes our contractual obligations at September 30, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$23,053	$4,952	$7,732	$3,404	$6,965
Purchase obligations	1,250	250	600	400	—
Unrecognized tax benefits	2,128	—	2,128	—	—
Total	$26,431	$5,202	$10,460	$3,804	$6,965

Our operating lease obligations consist primarily of building leases for our corporate offices, distribution centers and retail locations. Our purchase obligation is an agreement with a movie production company for advertising services. Our Teva brand is the presenting sponsor of a new documentary IMAX film that is to be released in IMAX theaters in

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

March 2008. The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized.

See Note 2, “Restatement,” to the condensed consolidated financial statements for a discussion of certain matters in the Far East that resulted in a restatement of the Company’s consolidated financial statements.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing, known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable under the circumstances. Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a potential material change in the financial statement presentation of our financial condition or results of operations. We have historically been materially accurate in our estimates used for the reserves and allowances below. We believe that the estimates and assumptions below are critical to an understanding of our condensed consolidated financial statements contained in this report.

Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience, and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts. Reserves have been established for all probable losses of this nature. The gross trade accounts receivable balance was $79,974 and the allowance for doubtful accounts was $416 at September 30, 2007, compared to gross trade accounts receivable of $55,671 and the allowance for doubtful accounts of $735 at December 31, 2006. The decrease in the allowance for doubtful accounts at September 30, 2007 compared to December 31, 2006 was primarily due to the use of a lower loss rate, based on actual historical bad debt expense, and also due to a higher proportion of our outstanding receivables being more current as of September 30, 2007 compared to December 31, 2006. Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts not specifically identified as uncollectible would change the allowance for doubtful accounts at September 30, 2007 by approximately $580.

Reserve for Sales Discounts. A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment, and payment timelines. We estimate the amount of the discounts that are expected to be taken against the period-

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

end trade accounts receivables and we record a corresponding reserve for sales discounts. We determine the amount of the reserve for sales discounts considering the amounts of available discounts in the period-end accounts receivable aging and historical discount experience, among other factors. The reserve for sales discounts was approximately $2,823 at September 30, 2007 and $2,502 at December 31, 2006. The increase in the reserve for sales discounts at September 30, 2007 compared to December 31, 2006 was primarily due to the increase in the gross trade accounts receivable during the period in addition to normal seasonality. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at September 30, 2007 by approximately $280.

Allowance for Estimated Returns. We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change in historical returns rates, among other factors. The allowance for returns decreased to $998 at September 30, 2007 from $1,618 at December 31, 2006, primarily as a result of a lower actual return rate in the nine months ended September 30, 2007 compared to the nine months ended December 31, 2006. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at September 30, 2007 by approximately $370.

Allowance for Estimated Markdowns. When our customers pay their invoices, they often take deductions for markdowns against their invoices, which we seldom recover. Therefore, we record an allowance for the entire balance of markdowns that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for markdowns that have not yet been taken on current outstanding accounts receivable balances. This estimate is based on historical trends of the timing of markdowns taken against invoices. The allowance for markdowns was $1,383 at September 30, 2007 and $1,245 at December 31, 2006. The increase in the allowance was primarily a result of higher gross trade accounts receivables as of September 30, 2007 compared to December 31, 2006.

Inventory Write-Downs. Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At September 30, 2007, inventories were stated at $88,050, net of inventory write-downs of $1,949. At December 31, 2006, inventories were stated at $32,375, net of inventory write-downs of $3,605. The decrease in inventory write-downs at September 30, 2007 compared to December 31, 2006 was primarily due to the sale of inventory that had been previously written down at December 31, 2006, partially offset by new inventory write-downs during the first nine months of 2007. Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down amount at September 30, 2007 by approximately $416.

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

In 2006, we performed our annual impairment test of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques as of December 31, 2006 and determined that there was no impairment of goodwill. However, we concluded that the fair value of our trademarks was less than the carrying amount and recorded an impairment charge of $15,300 in the fourth quarter of 2006. Our use of different estimates (including estimated royalty rates, discount rates, and future revenues) and assumptions could produce different financial results. For example, a 1.0% change in our estimated future revenues of Teva would change the impairment loss for the year ended December 31, 2006 by approximately $1,300. No events have occurred to trigger an impairment evaluation since the fourth quarter of 2006.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments. Although we have used foreign currency hedges in the past, we currently do not utilize forward contracts or other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate as the majority of our purchases and sales for the foreseeable future will be denominated in U.S. currency.

Although our sales and inventory purchases are denominated in U.S. currency, our sales and inventory purchases may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies in the international markets where our products are sold or manufactured. If the U.S. dollar strengthens, it may result in increased pricing pressure on our distributors, which may have a negative impact on our net sales and gross margins. We are unable to estimate the amount of any impact on sales and gross margins attributed to pricing pressures caused by fluctuations in exchange rates.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Market Risk. Our market risk exposure with respect to financial instruments relates to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate, or at our election, to LIBOR. At September 30, 2007, we had no outstanding borrowings under the revolving line of credit. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There were several changes in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in Item 9A of our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2006, we did not maintain effective internal control over financial reporting, as disclosed in the Company’s Form 10-K/A for the year ended December 31, 2006.

During the period ended September 30, 2007, we implemented a remediation plan that resulted in significant changes in our internal control over financial reporting, including the removal of operational and accounting personnel involved in the underpayment of taxes, changing the oversight and supervision of subsidiary accounting personnel to the Company’s Assistant Controller, implementing controls to confirm the accurate determination and timely remittance of the China subsidiary’s taxes due and inclusion of the China subsidiary in the scope of the annual Sarbanes-Oxley section 404 internal control evaluation.

We began to execute these remediative measures in the third quarter of 2007. Additional measures may be forthcoming as we evaluate the effectiveness of these efforts. We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

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

Not applicable

Item 3.    Defaults upon Senior Securities.

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.    Other Information.

Not applicable

Item 6.    Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 39 of this report.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: November 9, 2007	/s/ Zohar Ziv
Zohar Ziv
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation (Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein).

3.2	Restated Bylaws of Deckers Outdoor Corporation (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-47097 and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

#              Management contract or compensatory plan or arrangement