Form 10-K
period 2007-12-31
DECKERS OUTDOOR CORP
filed 2008-02-29
CIK 910521

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,244,870,298 based on the June 29, 2007 closing price of $100.90 on the NASDAQ Global Select Market on such date.

The number of shares of the registrant's Common Stock outstanding at February 15, 2008 was 13,006,358.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the registrant's 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended December 31, 2007, are incorporated by reference in Part III of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION
For the Fiscal Year Ended December 31, 2007

Table of Contents to Annual Report on Form 10-K

PART I

        References in this Annual Report on Form 10-K to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation. This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements." Deckers®, ecoSNEAKS™, GO.DO.BE®, Green Piggies™, Mush®, Planet Walkers®, Pretty Rugged®, Simple®, Spider Rubber®, Terra-Fi®, Teva®, UGG®, and Wraptor® are some of our trademarks. Some of our graphic trademarks are shown below:

        Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

Item 1.    Business.

        Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands, except for weighted-average wholesale prices per pair and suggested retail prices for our footwear and accessories.

General

        We are a leading designer, producer and brand manager of innovative, high-quality footwear and the category creator in the sport sandal, luxury sheepskin, and sustainable footwear segments. Our footwear is distinctive and appeals broadly to men, women and children. We sell our products, including accessories such as handbags, headwear, packs and outerwear, through quality domestic retailers and international distributors and directly to end-user consumers through our websites, catalogs, retail concept stores and retail outlet stores. Our primary objective is to build our footwear lines into global lifestyle brands with market leadership positions.

        We market our products under three proprietary brands:

          Teva®.    Teva is our outdoor performance and lifestyle brand and pioneer of the sport sandal market. The Teva brand was founded in the 1980s to serve the demanding footwear needs of the professional river guide. This authentic heritage and commitment to function and performance remain core elements of the Teva brand. The Teva product line has expanded to include casual open-toe and closed-toe footwear, including adventure travel shoes, outdoor cross training shoes, trail running shoes, amphibious footwear, light hikers and other rugged outdoor footwear styles and accessories.

          From 1985 until November 2002, we sold our Teva products under a license agreement with the brand's founder, Mark Thatcher. In November 2002, we acquired all of the Teva worldwide assets, including the Teva eCommerce business and all patents, trade names, trademarks and other intellectual property associated with the acquired Teva assets, which we refer to collectively as the Teva Rights. We acquired the Teva Rights from Mr. Thatcher and his wholly-owned corporation, Teva Sport Sandals, Inc.

          In recent seasons, we have focused on strengthening Teva's leadership position in the performance sandal market, and broadening that performance platform to include other outdoor activities such as trail running and light hiking. In 2008, we are introducing Teva's first complete line of fall and winter footwear. In the future, we intend to selectively expand our activity in the outdoor performance and lifestyle arenas.

          UGG®    UGG Australia is our luxury comfort brand and the category creator for luxury sheepskin footwear. The UGG brand has enjoyed several years of strong growth and positive consumer reception, driven by consistent introductions of new styles, introductions of UGG brand products in the fall and spring seasons and geographic distribution expansion. We carefully manage the distribution of our UGG brand products within high-end specialty and department store retailers in order to best reach our target consumers, preserve the UGG brand's retail channel positioning and maintain the UGG brand's position as a mid- to upper-price luxury brand.

          The UGG brand gained brand recognition in the U.S. beginning in 1979 and was adopted as a favored brand by the California surf community. We acquired the UGG brand in 1995 and have carefully repositioned the brand as a luxury comfort collection sold through high-end retailers. In recent years, sales of UGG brand products have benefited from significant national media attention and celebrity endorsement through our marketing programs and product placement activities, raising the profile of UGG as a luxury comfort brand. We intend to further support the UGG brand's market positioning by expanding the selection of styles available in order to build consumer interest in our UGG brand collection. We also remain committed to limiting distribution of UGG brand products to high-end retail channels.

          Simple®.    Simple Shoes began in 1991 as an alternative to all the over-built, over-priced, and over-hyped products in the marketplace. The brand's legacy was built on its original sneaker design, the Old School Sneaker, and grew to include successful sandal and casual products. In 2005, as a response to the massive amount of waste produced by the footwear industry, the Simple brand launched a new collection of sustainable footwear called Green Toe®. Green Toe represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes. The Simple brand's mission is to be the world leader in sustainable footwear and accessories. We feel that how we make Simple products is just as important as why we make them. That means our goal is to find more sustainable and innovative ways of doing business as well as making products. We are committed to making Simple products 100% sustainable; thus, minimizing the ecological footprint left on the planet.

        Through continued innovation, expansion of product offerings, premium distribution and strategic marketing initiatives, we have successfully developed three premier lifestyle brands. Our total net sales increased by 47.5% from $304,423 in 2006 to $448,929 in 2007, and our income from operations increased by 105.2% from $51,442 in 2006, which included a $15,300 impairment loss on our Teva trademarks, to $105,553 in 2007. For 2007, wholesale shipments of Teva, UGG and Simple products aggregated $82,003, $291,908 and $11,163, respectively, and represented 18.3%, 65.0% and 2.5% of our total net sales, respectively. Sales of our brands through our eCommerce division and our retail store division, which are in addition to our wholesale shipments, were $45,473 and $18,382, respectively, representing 10.1% and 4.1%, respectively, of total net sales in 2007.

History

        Deckers was founded by Doug Otto in 1973 as a domestic manufacturer of sandals. We originally manufactured a single line of sandals under the Deckers brand name in a small factory in Carpinteria,

California. Since then, we have grown through the development and licensing of proprietary technology, targeted marketing and selective acquisitions. In 1985, we entered into our first license agreement for Teva sport sandals with Teva's founder, Mark Thatcher. In 1986, we developed the Universal Strapping System, establishing Teva as the sport sandal category-creator and generating significant national attention for the Teva brand.

        Deckers experienced a period of rapid growth during the late 1980s and completed our initial public offering in 1993. As our sales grew, we terminated our manufacturing operations in the U.S., Mexico and Costa Rica, and today independent manufacturers in China and New Zealand manufacture all of our footwear products for us. We maintain our own offices in China and Macau to monitor the operations of our manufacturers in China.

        In order to diversify our sales, and leverage our product development and sourcing capabilities, we completed the acquisition of the Simple brand from its founder in a series of transactions between 1993 and 1996. In 1995, we acquired the UGG brand from its founders, after which we initiated a repositioning of the line, focusing on comfort, luxury and premium distribution channels and developing products that appeal to consumers in a variety of climates.

Business Strategies

        We seek to differentiate our brands by offering diverse lines that emphasize authenticity, functionality, quality and comfort and products tailored to a variety of activities, seasons and demographic groups. Key elements of our business strategies are:

        Building Leading Global Brands.    Our mission is to build niche footwear lines into global brands with market leadership positions. Our Teva, UGG and Simple brands began as footwear lines appealing to a narrow core enthusiast market. We have since built these lines into substantial global lifestyle brands with potential for further growth and line extensions. Across our brands, our styles remain true to the brands' heritage but have been selectively extended over time to broaden their appeal to men, women and children seeking high quality, comfortable styles for everyday use. Furthermore, we actively manage our brands to ensure that we reach brand appropriate retail distribution channels. We believe that building our brand image is best accomplished through a decentralized management structure that empowers a single brand manager for each brand to coordinate all aspects of brand image, from product development to marketing and retail channel management.

        Sustaining Brand Authenticity.    We believe our ability to increase sales, sustain strong gross margins, and maintain market share results, in part, from the appeal of our brand heritage. We believe that Teva footwear consumers are passionate and serious about the outdoors. Our Teva brand marketing programs focus on performance of our products, and feature national advertising in outdoor-oriented media as well as sponsorship of outdoor events and professional athletes. These efforts reinforce the Teva brand's heritage and positioning as a highly technical, performance-oriented outdoor footwear brand. Our UGG brand marketing strategy positions our products as a premium, luxury collection but also as functional footwear; UGG brand products are primarily marketed through national print advertising in major magazines and through our retailers and their catalogs and advertising. Historically, our marketing for UGG brand products has been focused on women, but with the recent introduction of innovative men's styles, we are increasing our marketing appeal to men through advertisements in national men's magazines with a continued focus on lifestyle and comfort. We promote our Simple brand by emphasizing that we make fun, casual, comfortable and sustainable footwear. Our goal for the Simple brand is to create a dialogue with the consumer through all communication vehicles and to show people that sustainability is an emerging lifestyle for everyone, not just environmentally conscious individuals. Our print advertising campaigns for our Simple brand include national publications and alternative weekly publications in select cities around the world. We also have an online advertising campaign that reaches consumers through websites that focus on sustainability as well as pop culture. In 2007, we also sponsored environmental-themed concerts, film festivals, and green expos to showcase and tell the sustainable lifestyle brand story.

        Driving Demand Through Innovation and Technical Leadership.    We believe our reputation for innovation and technical leadership distinguishes our products from those of our competitors and provides us with significant competitive advantages. Just as our proprietary Universal Strapping System set the performance standard for sport sandals in the mid-1980s, more recent technical advances like our Spider Rubber® and our Teva Wraptor®, Wraptor-Lite®, and Drain Frame™ which we introduced in 2007, all provide uncompromised performance for the new outdoor athlete. We also continue to develop innovative styles, products and product categories for our UGG collection in order to support the UGG brand's positioning as a functional lifestyle brand, which can be worn in a variety of climates and weather conditions. The UGG brand has benefited from our continuing expansion into non-boot casuals, sheepskin-trimmed footwear and styles combining sheepskin with fine-grade suede and leathers, all designed to expand our market share in new categories and increase our sales in both the fall and spring selling seasons. The goal of the Simple brand is to revolutionize the footwear industry by producing 100% sustainable products. We believe that consumers are increasingly interested in living an environmentally friendly lifestyle and seeking out sustainable products. We are at the forefront of the industry in using new sustainable materials, such as bamboo, organic cotton, natural latex and cork combinations, recycled car tires, and recycled PET (from plastic water bottles) throughout our product line. The Simple brand will continue to innovate with the goal of achieving 100% sustainability in design, development, and material applications.

        Maintaining Efficient Development and Production Processes.    We believe our product development processes enable us to produce leading edge products on a timely and a cost effective basis. We design our products domestically. We maintain on-site supervisory offices in Pan Yu City, China and Macau that serve as local links to our independent manufacturers in China. This enables us to carefully monitor the production process, from receipt of the design brief to production of interim and final samples to shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement.

Growth Strategies

        Our growth will depend upon our broadening of the products offered under each brand, expanding domestic and international distribution, licensing our brand names and developing or acquiring new brands. Specifically, we intend to:

        Introduce New Categories and Styles under Existing Brands.    We intend to increase our sales by developing and introducing additional footwear products under our existing brands that meet our high standards of performance, practicality, authenticity, comfort and quality. We have expanded the open-toe footwear category under our Teva brand by launching new casual and performance styles, as well as several new sandal styles that provide increased foot coverage and protection. We have also introduced several closed-toe performance styles and collections, including amphibious footwear, light hikers, trail runners and outdoor cross trainers. We plan to further expand into the casual outdoor footwear market, which, in the aggregate, is considerably larger than the market for the Teva brand's core sport sandals. We have expanded our UGG product collection to incorporate additional styles and fabrications in order to further penetrate the fall, spring and winter seasons. We have expanded our men's and kids' product line and have introduced a cold-weather series featuring sheepskin, waterproof eVent uppers and Vibram outsoles. Our UGG brand has enhanced its Spring 2008 collection by introducing new fashion comfort categories for men, women and children. In response to the positive market reaction to espadrilles that our UGG brand introduced in 2007, we expanded that category as well with new styles and new heel heights.

        As the sustainability lifestyle movement is reaching the mainstream market, our goal for the Simple brand is to lead the industry through new product innovations and pursue new solutions to make our business practices more sustainable. The influence of our Green Toe collection, products made primarily from sustainable materials, is seen throughout the entire Simple product line, especially in our sneaker segment with the introduction of ecoSNEAKS™ in 2007. We also expanded our kids' and infants' collection with Green Piggies™. This collection of products follows the same guidelines as Green Toe. We round out the entire lifestyle of the Simple brand with our bag collection, which we launched in the 2006 holiday season and expanded in 2007. By introducing new categories under our brands, in particular, the closed-toe footwear under our Teva brand and the spring product offerings under our UGG brand, we believe we will expand the selling seasons for our brands with the goal of increasing sales and creating a more balanced year round business for each of these brands.

        Expand Domestic Distribution.    We believe that we have significant opportunities to increase our sales by expanding domestic distribution of our products. Our Teva brand has historically been distributed through the outdoor specialty, sporting goods and department store retail channels. In addition, we see the potential for expansion into the athletic specialty and running specialty sales channels, with strategic and focused product and marketing programs. The UGG brand originally realized a substantial portion of its sales in California. Today, we have a more balanced business, increasing our business significantly in the Midwest and North East. For our Simple line, we are focusing distribution on specialty independent retailers, department stores, outdoor retailers, and surf shops for our broad product offering, as well as the introduction into the health and wellness retail channel through our Green Toe offering of ecologically friendly footwear. We also plan to expand through internet sales, as consumers have continued to increase their reliance on the internet for footwear and other purchases. Further, we currently plan to open one additional retail outlet store and two additional UGG brand concept stores in major metropolitan areas by the end of 2008.

        Expand International Distribution.    In 2007, our international net sales totaled $62,336, representing approximately 13.9% of total net sales, an increase of 62.6% compared to 2006. The majority of our international sales occurred in Europe, with the remainder primarily in Asia, Canada and Latin America. In addition to our existing European regional office in London, during 2007 we opened a regional office in Hong Kong. To ensure we continue to drive growth and effectively implement our international strategies, we also strengthened our international team with a primary focus on sales and marketing, as well as sales operations and customer service.

        We intend to further strengthen our international infrastructure to ensure optimum results with both short and long-term goals in mind. We will continue to work closely with our distributors on the effective management of our business objectives and brand strategies. In addition to our existing retail distribution, we plan to explore additional avenues to make our products available to international consumers, including the expansion of our business through internet sales and the potential opening of stand-alone brand stores as appropriate opportunities arise, particularly in the case of UGG Australia.

        Pursue Licensing of Brands in Complementary Product Lines.    We are actively pursuing selective licensing of our brand names in product categories beyond footwear. Previously, we introduced UGG brand licensed handbags, outerwear, and cold weather accessories for the domestic market and expanded into select international markets, beginning with handbags. In 2006, we launched our cold weather accessories and outerwear licenses internationally. We also restructured our domestic Teva product licensing program, which currently consists of headwear, bags and packs. In December 2007, we entered into our first licensing agreement for our Simple brand as a licensee for the Collegiate Licensing Company. Our Simple brand will be licensing the Collegiate Licensing Company trademarks on its Toe Foo and Retire footwear styles to select U.S. universities. We intend to introduce these licensed products to the market in Fall 2008. We are developing additional licensing programs carefully to ensure that licensed goods remain consistent with our brands' heritage and image. Because this licensing strategy is in its early stages, and due to the lead times required to bring the products to market, we have only recently begun to recognize license revenues, and we do not expect significant incremental net sales and profits from licensing in the near future.

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

Products

        Our primary product lines are:

        Teva Performance Outdoor Footwear.    We believe there has been a general shift in consumer preferences and lifestyles to include more outdoor recreational activities, including light hiking, trail running, outdoor cross training, bouldering, kayaking, kite boarding and whitewater river rafting. These consumers typically seek footwear specifically designed with the same quality and high performance attributes they have come to expect from traditional athletic footwear. The first Teva sport sandal was developed in the 1980s to meet the demanding needs of professional river rafting guides navigating the Colorado River and the rugged Grand Canyon terrain. As our core consumers' pursuits have evolved, we have retained our outdoor heritage while adding new products to our line, including slides, thongs, amphibious footwear, trail running shoes, light hiking boots and other rugged closed-toe footwear. Our brand remains popular among professional and amateur outdoor athletes seeking authentic, performance-oriented footwear, as well as among general footwear consumers seeking high quality, durable and comfortable styles for everyday use.

        We market Teva products as the brand of GO.DO.BE®. This captures the lifestyle of the new outdoor athlete. The Go, the Do, and the Be each have their own unique properties and perspectives. Individually, they are elements of the outdoor experience. Together, they form the fabric of the outdoor lifestyle.

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

We introduced several new Teva products in 2007, and we plan to introduce new styles for men, women and children in the future. Our kids' product collection is a fun, colorful assortment of sandals, closed-toe, and amphibious styles for a variety of outdoor and water-based activities. The manufacturer's suggested domestic retail prices for adult sizes of the Spring 2008 Teva product collections range from $22.00 to $110.00.

        UGG Footwear.    Beginning in 1979, the UGG brand gained recognition in the U.S. for sheepskin boots and slippers and was later widely used by the California surf community. We acquired the brand in 1995 and expanded the collection, offering consumers a luxurious and distinctive look in sheepskin fabrications.

        Our UGG product line comprises seven footwear collections, each of which includes styles for men, women and children:

          Classic Collection.    We offer a complete line of sheepskin boots built on the heritage and distinctive look of our first product, the Classic sheepskin boot. Our Classic Collection products are distinctive in styling, featuring an array of neutral and fashion colors.

          Ultra Collection.    The Ultra Collection builds upon the heritage of the original Ultra boot. These boots are designed with our comfort system, featuring a multi-surfaced rugged bottom with a heel-cushioning insert that offers enhanced traction, support and comfort. Our Ultra Collection also features a three-part insole designed to provide all-day comfort and support and a reflective barrier that captures body heat to create a natural foot warming mechanism. Our sheepskin products are naturally thermostatic, keeping feet comfortable across a wide range of temperatures.

          Fashion Collection.    Our Fashion Collection offers fashion forward styles for women, men, and children without compromising comfort. Luxurious materials and trend-influenced styles make this collection stand out. Within this collection is a fashion wedge group, a stacked high heel group for women, a European influenced collection for men, and fashionable styles for children.

          Casual Collection.    This collection features refined, sophisticated styles for men, women, and children. These footwear styles include suede and glove leather uppers, lined in a thinner insole of sheepskin for added comfort. Styles from the men's collection feature an interchangeable leather insole that allows them to be worn either with or without socks.

          Surf Collection.    This collection is taken from the laid-back surf lifestyle that was the original heritage of the brand. The Surf Collection features true comfort style including sandals, clogs, and boots that incorporate a thin layer of sheepskin for luxury and comfort.

          Cold Weather Collection.    This collection is designed with more rugged styling and features Vibram outsoles and waterproof eVent uppers designed to withstand colder, wetter climates.

          Slipper Collection.    Our Slipper Collection builds upon the UGG brand's reputation for comfort, warmth and luxury and is offered in a wide selection of styles and colors.

        We have expanded our UGG brand collection from the Classic and Ultra sheepskin boot and slippers to a broader footwear line for men, women and children in a variety of styles, colors and materials designed for wear in a variety of climates and occasions. Over the last few years, our line expansion, distribution and high end marketing strategies, among other factors, have resulted in significantly increased exposure for our UGG brand products and have contributed to the growth of the UGG brand's year round business. The manufacturer's suggested domestic retail prices for adult sizes for the Fall 2008 UGG brand product collections range from $60.00 to $350.00.

        Simple Sustainable Footwear.    Finding the materials and processes that make our products sustainable is a method we call "the Green Toe process" and we measure our progress with a scale called "Good, Better, Best". The Best category represents our most sustainable shoes and bags and sets the bar for the rest of the line. Only the Best products may bear the Green Toe label. In the future, we plan to incorporate these same innovative materials and constructions in the Good and Better categories, raising the bar for the Best products.

          Men's and Women's Green Toe.    Part of the Best category, Green Toe products represent our efforts to reduce the ecological footprint left by shoes. Green Toe products are primarily made of sustainable materials like bamboo, jute, organic cotton, linen, coconut buttons, cork, crepe, latex, recycled car tires, and water based adhesives. This line includes sandals, loafers, mary janes, oxfords and boots.

          Men's and Women's ecoSNEAKS.    ecoSNEAKS are vulcanized sneakers that use old car tire outsoles, recycled PET for footbeds and shoelaces and organic cotton, thus leaving a better ecological footprint than ordinary sneakers.

          Kids' Product.    Our Kids' product line is made up of ecoSNEAKS and Green Piggies. Green Piggies is a kids' and infants' product collection that represents the brand's best ecological efforts through material and construction innovation. It uses materials such as organic cotton, hemp, and wool felt.

          Bags.    Our sustainable bag collection includes messenger bags, backpacks, totes and laptop sleeves. These are made from materials such as organic cotton, jute, hemp, coconuts and PET.

        The manufacturer's suggested retail prices for our Simple brand product collections range from $24.00 to $90.00 and our Simple brand bags are priced from $20.00 to $100.00.

Sales and Distribution

        We distribute our products in the U.S. through a dedicated network of approximately 47 independent sales representatives. Our sales representatives are organized geographically and by brand and visit retail stores to communicate the features, styling and technology of our products. In addition, we have 10 employee sales representatives who serve as territory representatives or key account executives for several of our largest customers. Products made under license agreements are sold primarily through the same retail channels as our footwear product offerings. Our licensing agreements generally give us the right to terminate the license if specified sales targets are not achieved.

        Until mid-2005, our sales force was divided into two teams, one for Teva products and one for UGG and Simple products, as the UGG and Simple brands are generally sold through non-outdoor specialty and non-sporting goods distribution channels and are targeted toward a different consumer than our Teva brand. Beginning in mid-2005, however, we began to split the Simple and UGG brands' sales forces into two distinct groups to provide the Simple brand with its own dedicated sales function to improve its sales efforts and resources. While there is still some overlap between the sales teams, we have now established separate dedicated sales forces for each of our three brands. Each brand's respective sales manager recruits and manages his or her network of sales representatives and coordinates sales to national accounts. We believe this approach for the U.S. market maximizes the selling efforts to our national retail accounts on a cost-effective basis.

        Internationally, we distribute our products through over 30 independent distributors in over 20 countries. During 2007, we commenced new distributor relationships for one or more of our brands in Scandinavia, France, China, Korea and Canada. In 2008, we plan to further develop our brands and increase our business in the key markets of the UK, Germany, Scandinavia, France, China, Japan, Korea and Canada. We will continue to analyze opportunities in the developing market economies of India, Russia and Latin America.

        Our principal customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers and shoe stores. Our five largest customers accounted for approximately 27.6% of our net sales for 2006, compared to 30.4% for 2007. One customer, Nordstrom, accounted for greater than 10% of our consolidated net sales in 2006 and 2007.

        Teva.    We sell our Teva products primarily through specialty outdoor sporting goods and department store retailers such as REI, Eastern Mountain Sports, L.L. Bean, Dick's Sporting Goods, The Sports Authority, Nordstrom, and Dillard's. We believe these retail channels are the first choice for athletes, outdoor enthusiasts and adventurers seeking technical and performance-oriented outdoor footwear. Furthermore, we believe that retailers who appreciate and can fully market the technical attributes of our products to the consumer best sell our Teva products.

        UGG.    We sell our UGG brand products primarily through high-end department stores such as Nordstrom, Neiman Marcus and Bloomingdale's, as well as independent specialty retailers such as Journey's, David Z. and Sport Chalet. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who seeks out the fashion and functional elements of our UGG brand products.

        Simple.    Our Simple products are targeted primarily towards select department stores, outdoor specialty accounts, independent specialty retailers, surf shops, and health and wellness retailers that target consumers seeking comfortable, high quality, and sustainable footwear. These include key accounts such as Nordstrom, Dillard's, REI, Whole Earth Provision, Hobie Sports and Whole Foods Market.

        We distribute products sold in the U.S. through our distribution centers in Ventura, California and in Camarillo, California. Our distribution centers feature an inventory management system that enables us to efficiently pick and pack products for direct shipment to retailers and distributors across the world. For certain customers requiring special handling, each shipment is pre-labeled and packed to the retailer's specifications, enabling the retailer to easily unpack our product and immediately display it on the sales floor. All incoming and outgoing shipments must meet our quality inspection process.

        eCommerce.    We acquired our eCommerce business as part of the acquisition of the Teva Rights in November 2002. The eCommerce business enables us to reach consumers through internet sales under the Teva.com, UGGAustralia.com and SimpleShoes.com internet addresses as well as through direct mailings for our UGG brand products under our catalog business. Our mailing list includes approximately 670,000 consumers who have purchased at least once in the past 36 months. Our eCommerce business is headquartered in Flagstaff, Arizona and order fulfillment is performed by our wholesale distribution centers in Ventura and Camarillo, California in order to reduce the cost of order cancellation, minimize out of stock positions and further leverage our distribution center occupancy costs. Products sold through our eCommerce business are sold at prices which approximate retail prices, enabling us to capture the full retail margin on each direct to consumer transaction.

        Retail Stores.    Our retail store business allows us to directly reach our customers and meet the growing demand for our products through our two UGG brand concept stores and our five retail outlet stores. In 2007, we opened one new retail outlet store in Woodbury, New York as well as an UGG brand concept store in Chicago, Illinois. Products sold through our concept stores are sold at prices which approximate department store prices, enabling us to capture the full retail margin on each direct to consumer transaction.

Marketing and Advertising

        Our brands are generally advertised and promoted through a variety of consumer print advertising campaigns. We benefit from editorial coverage in both consumer and trade publications. Each brand's dedicated marketing team works closely with targeted accounts to maximize advertising and promotional effectiveness. We incurred approximately $10,536, $17,315 and $17,035 in advertising, marketing and promotional expenses in 2005, 2006 and 2007, respectively.

        Teva.    We use the following marketing methods to promote the Teva brand:

  •
  targeted print advertising;

  •
  sponsorship of a variety of events and competitions, such as the annual Teva Mountain Games in Vail, Colorado;

  •
  sponsorship of athletes and teams, such as the Teva Whitewater Team and the Teva U.S. Mountain Running Team;

  •
  preferred buyer programs to professional river guides, kayakers, mountain bikers, rock climbers, and other outdoor athletes;

  •
  product seeding with various athletes and trendsetters; and

  •
  in-store promotions with key accounts.

        We market the Teva brand through the placement of print advertisements in leading outdoor magazines such as Outside, National Geographic Adventurer, Backpacker and Canoe and Kayak. As we have introduced new sub-categories and collections, we have broadened our advertising presence to reach new consumers. For example, we advertise our performance trail running shoes in Runner's World, Trail Runner and Running Times, among other publications. To support our casual lines, we advertise in more mainstream publications such as Women's Health, Men's Journal and Yoga Journal.

        The Teva brand is rooted in outdoor lifestyle pursuits such as river rafting, kayaking, bouldering, mountain biking, kite boarding, hiking and trail running. We sponsor outdoor events in the U.S. including the Teva Mountain Games at Vail, Colorado, the Teva Vail Trail Running Series and the Santa Cruz Surf Kayak Festival in Santa Cruz, California, among others. Internationally, our distributors sponsor outdoor events in France, Switzerland and Italy in order to increase our brand visibility to the European outdoor consumer. We are also the presenting sponsor of MacGillivray Freeman's new three dimensional documentary IMAX film, "Grand Canyon Adventure, River at Risk" scheduled to be released in IMAX theaters in March 2008. We believe our sponsorship activity in these areas links the Teva brand with its outdoor heritage and generates increased product exposure and brand awareness.

        We also sponsor some of the world's best male and female professional and amateur athletes across several outdoor sports. Our Teva promotional team attends events across the U.S. The promotions team showcases Teva products at events and provides consumers with the opportunity to see and sample our latest styles. We believe by outfitting and sponsoring these highly visible athletes and teams, we create brand and product awareness among our targeted consumers.

        UGG.    We seek to build upon the success of our UGG brand's national print advertising campaign. We currently advertise in upscale national magazines such as Vogue, Teen Vogue, Glamour, Vanity Fair, and O Magazine. UGG Australia also began men's focused advertising with its 2005 campaign, including print advertising in Outside, Men's Vogue, GQ, and Surfer. We believe such advertising is an effective means to target our intended consumers and to convey the comfort and luxury of UGG brand products. We also benefit from editorial coverage of the UGG brand collection through numerous articles that have appeared in such magazines as Glamour, InStyle, Cosmopolitan, Marie Claire, People, US Weekly, Maxim, Shape, Self, O Magazine and Real Simple. In 2003, Footwear News, a leading industry trade publication, awarded UGG Australia "Brand of the Year." In 2004, UGG was awarded "Brand of the Year" by Footwear Plus, another leading trade publication, and was recognized with the ACE Award for the "it" accessory of the year by the Accessories Council. International exposure has also expanded with features in leading fashion publications like Vogue Japan, Elle Japan, Marie Claire UK, and Vogue UK.

        We also actively seek to place UGG brand products at selected events. In collaboration with our distributor in Switzerland, we produced a special edition UGG brand cold weather boot featuring a matching red-outsole for the entire 2006 Swiss Olympic Team. We believe this product placement further strengthened the consumer's image of UGG brand products as high quality, luxurious sheepskin goods well-suited for use in cold weather.

        We also have improved visibility of the UGG brand through placement of the product in selected television shows and feature films. UGG brand products have appeared on numerous television shows, including Entourage, The Sopranos, Gilmore Girls, The Oprah Winfrey Show, The King of Queens, Still Standing, Will and Grace, Men in Trees, The OC, The George Lopez Show, Jeopardy and Saturday Night

Live. Our marketing efforts have also resulted in UGG brand product appearances in several recent feature films. In addition, the UGG brand has been embraced by Hollywood celebrities, who are often seen and photographed wearing UGG brand boots. We believe our target consumer identifies with celebrities and that greater exposure further heightens awareness of the brand and stimulates sales.

        Simple.    We believe that our consumers are looking for brands that do more than their part to ensure that the world we all share is respected and cared for. Our commitment to produce and market our products in a sustainable manner reflects our consumers' commitment to purchase products made in the same fashion. We will continue to establish the brand as a leader in sustainable footwear through our marketing initiatives. This year was the first year the Simple brand introduced a national print advertising campaign targeted at various demographic groups, which included print ads targeted at the ecologically-minded consumer through magazines like RollingStone, Vanity Fair, Outside, Surfer, and Surfing. We also benefit from print and television editorial coverage of the Simple brand collection. In addition, we target online consumers through sustainability websites like Treehugger.com. We will continue to advertise on TheOnion.com, which complements our Onion print campaign in key markets. In addition, we are active on Pitchforkmedia.com, a popular independent-focused online music publication.

        In 2007, we sponsored environmental-themed concerts, film festivals, and green expos to show our leadership in sustainable footwear. Our most successful events in 2007 were Jack Johnson's Kokua Festival in Hawaii and the Green Festivals in Washington, DC and Chicago. Earth Day 2007 was also a major focus for the brand. We were present at several local Earth Day celebrations in key markets such as San Francisco, New York, Boulder, Austin and Santa Barbara. Our Earth Day promotions are supported with local advertising, community outreach and extensive press coverage.

        We also marketed the Simple brand through our dedicated website, SimpleShoes.com. We will continue to ensure that the consumer can visit our website and have the ultimate brand experience. We experienced a substantial increase in traffic on our website in 2007, demonstrating that our marketing is resonating positively with the consumer.

Product Design and Development

        The design and product development staff for each of our brands creates new innovative footwear products that combine our standards of high quality, comfort and functionality. The design function for all of our brands is performed by a combination of our internal design and development staff plus outside design firms. By introducing outside firms to the design process, we believe we are able to review a variety of different design perspectives on a cost-efficient basis and anticipate color and style trends more quickly.

        To ensure that high performance technical products continue to satisfy the requirements of the Teva brand's historical consumer base of performance-oriented "core enthusiasts," our design staff solicits input from our Teva Whitewater Team athletes, our Teva U.S. Mountain Running Team and other professional outdoor athletes, as well as several of our key retailers. We regularly add new innovations, components and styles to our product line in response to their input. For example, for 2007, our proprietary Wraptor technology was incorporated into performance watersport and trail running shoes, and light hikers. In addition, for specific traction and durability requirements, we have added variations of our proprietary Spider Rubber compound which now includes Original Spider Rubber, a sticky, non-slip rubber outsole material for use across wet and dry terrain; SSR, a super sticky rubber compound for use specifically in extreme water conditions to provide superior grip on smooth wet surfaces, like rocks, fiberglass, and raft rubber; and Spider XC, an off-road hybrid rubber compound that combines the non-slip traction of Spider Rubber with durability for use in both wet and dry conditions.

        Our UGG and Simple products are designed to appeal to consumers seeking our distinctive and innovative styling. We strive to be a leader in product uniqueness and appearance by regularly updating our UGG and Simple lines, which also generates further awareness and interest in the UGG and Simple collections. In our UGG line, we have successfully evolved the product offering over the last few years from its original sheepskin heritage to a diverse collection of luxury and comfort styles suited for a variety of climates and seasons. The evolution of our Simple line has resulted in new categories for the brand, including the recent introduction of the first successful sustainable footwear in our Green Toe collection. We believe that our commitment to become 100% sustainable makes Simple a leader in sustainable footwear and accessories. We believe our ability to incorporate up-to-date styles while remaining true to our heritage, combined with the performance-oriented features that consumers have come to expect, results in continued enthusiasm for our brands in the marketplace.

        In order to ensure quality, consistency and efficiency in our design and product development process, we continually evaluate the availability and cost of raw materials, the capabilities and capacity of our independent contract manufacturers and the target retail price of new models and lines. The design and development staff works closely with brand management to develop new styles of footwear for their various product lines. We develop detailed drawings and prototypes of our new products to aid in conceptualization and to ensure our contemplated new products meet the standards for innovation and performance our consumers demand. Throughout the development process, members of the design staff coordinate with our domestic and overseas product development, manufacturing and sourcing personnel toward a common goal of developing and producing a high quality product to be delivered on a timely basis.

Manufacturing

        We do not manufacture our products; we outsource the manufacturing of our Teva, Simple and UGG brand footwear to independent manufacturers in China. We also outsource the manufacturing of a portion of our UGG brand footwear to independent manufacturers in New Zealand. We require our independent contract manufacturers and designated suppliers to adopt our Factory Charter, which specifies that they comply with all local laws and regulations governing human rights, working conditions and environmental compliance before we are willing to conduct business with them. We require our licensees to demand the same from their contract factories and suppliers. We have no long-term contracts with our manufacturers. As we grow, we expect to continue to rely exclusively on independent manufacturers for our sourcing needs.

        The production of footwear by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. We maintain on-site supervisory offices in Pan Yu City, China and Macau that serve as local links to our independent manufacturers, enabling us to carefully monitor the production process from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement. To ensure the production of high quality products, many of the materials and components used in production of our products by these independent manufacturers are purchased from independent suppliers designated by us. Excluding sheepskin, we believe that substantially all the various raw materials and components used in the manufacture of our footwear, including rubber, leather and nylon webbing are generally available from multiple sources at competitive prices. We outsource our manufacturing requirements on the basis of individual purchase orders rather than maintaining long-term purchase commitments with our independent manufacturers.

        At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their skins from Australia and the U.S. We maintain constant communication with the tanneries to monitor the supply of sufficient high quality sheepskin available for our projected UGG brand footwear production. To ensure adequate supplies for our manufacturers, we forecast our usage of top grade sheepskin one year in advance at a forward price. We believe current supplies are sufficient to meet our needs in the near future, but we continue to search for alternate suppliers in order to accommodate any unexpected future growth.

        Our Simple brand continues to innovate the design, development and production of sustainable footwear through the sourcing of environmentally friendly materials. With the global trend of companies embracing the sustainable green movement in materials, the sourcing and availability of these materials may be impacted in the near future. Strong relationships are being established with suppliers, and we are developing strategies to keep supply chain needs fulfilled for the future.

        We have instituted pre-production and post-production inspections to meet or exceed the high quality demanded by consumers of our products. Our quality assurance program includes our own employee on-site inspectors at our independent manufacturers who oversee the production process and perform quality assurance inspections. We also inspect our products upon arrival at our U.S. distribution centers.

Patents and Trademarks

        We now hold more than 50 utility and design patents and registrations in the U.S. and abroad and have filed for approximately 20 new patents which are currently pending. We also currently hold trademark registrations for Teva, UGG, Simple and other marks in the U.S. and in many other countries, including the countries of the European Union, Canada, Japan and Korea. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.

Seasonality

        Our business is seasonal, with the highest percentage of Teva brand net sales occurring in the first and second quarters of each year and the highest percentage of UGG brand net sales occurring in the third and fourth quarters of each year. To date, the Simple brand has not had a seasonal impact on the Company. With the dramatic growth in UGG brand product sales in recent years, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for each of our brands in 2008, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors."

Backlog

        Historically, we have encouraged our customers to place, and we have received, a significant portion of orders as preseason orders, generally four to eight months prior to shipment date. We provide customers with price incentives to participate in such preseason programs to enable us to better plan our production schedule, inventory and shipping needs. Unfilled customer orders as of any date, which we refer to as backlog, represent orders scheduled to be shipped at a future date and which can be cancelled prior to shipment. The backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments as well as variations in the quarter-to-quarter and year-to-year preseason incentive programs. The mix of future and immediate delivery orders can vary significantly from quarter-to-quarter and year-to-year. As a result, comparisons of the backlog from period-to-period may be misleading.

Competition

        The casual, outdoor, athletic and fashion footwear markets are highly competitive. We compete with numerous domestic and foreign footwear designers, manufacturers and marketers. Our Teva brand primarily competes with Nike, Adidas-Salomon, Timberland, Merrell, Chaco, Reef, Columbia Sportswear, Crocs and Keen. Our UGG brand footwear line primarily competes with Emu, Merrell, Acorn, Aussie Dogs, LB Evans and Timberland, as well as retailers' own private label footwear. In addition, due to the popularity of our UGG brand products, we face increasing competition from a significant number of competitors selling "knock-off" products. Our Simple line primarily competes with Vans, Converse, Sanuk, Merrell, Keen, Patagonia, and Earth.

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

Employees

        At December 31, 2007, we employed approximately 370 employees in our U.S. facilities including retail stores and approximately 50 employees located in the Far East and the U.K., none of whom were represented by a union. We believe our relationships with our employees are good.

Financial Information about Segments and Geographic Areas

        Our five reportable business segments include the strategic business units responsible for the worldwide wholesale operations of each of our brands — Teva, Simple and UGG wholesale divisions, as well as our eCommerce and retail store businesses. In prior periods, the Company had determined it had four reportable segments, with the eCommerce and retail store businesses being combined into one segment, Consumer Direct. The following table shows our domestic and international revenues for each of the years ended December 31, 2005, 2006 and 2007.

	Years Ended December 31,
	2005	2006	2007
Net sales by location:
U.S.	$229,487	$266,092	$386,593
International	35,273	38,331	62,336

Total	$264,760	$304,423	$448,929

        Refer to note 9 to our accompanying consolidated financial statements for further discussion of our business segment data and our long-lived assets that are attributable to our domestic versus international operations.

Available Information

        Our internet address is www.deckers.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

        Our success depends largely on the continued strength of our Teva, UGG and Simple brands, on our ability to anticipate, understand and react to the rapidly changing fashion tastes of footwear consumers and to provide appealing merchandise in a timely and cost effective manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We are also dependent on customer receptivity to our products and marketing strategy. There can be no assurance that consumers will continue to prefer our brands, that we will respond quickly enough to changes in consumer preferences or that we will successfully introduce acceptable new models and styles of footwear to our target consumer. Achieving market acceptance for new products also will likely require us to exert substantial product development and marketing efforts and expend significant funds to create consumer demand. A failure to introduce new products that gain market acceptance would erode our competitive position, which would reduce our profits and could adversely affect the image of our brands, resulting in long-term harm to our business.

        Our UGG brand may not continue to grow at the same rate it has experienced in the recent past.

        Our UGG brand has experienced strong growth over the past few years, with net wholesale sales of UGG brand products having increased from $23,491 in 2002 to $291,908 in 2007, representing a compound annual growth rate of 65.5%. We do not expect to sustain this growth rate in the future. UGG brand products may include fashion items that could go out of style at any time. UGG brand products represent a significant portion of our business, and if UGG brand product sales were to decline or to fail to increase in the future, our overall financial performance could be adversely affected.

        Our Teva brand may decline.

        During 2007, our Teva brand experienced an increase in net wholesale sales of 8.9% compared to 2006. However, during 2006 and 2005, Teva experienced declines in revenue of 6.4% and 3.6% compared to 2005 and 2004, respectively. We conducted our annual impairment tests of goodwill and other intangible assets as of December 31, 2007 and 2006 and concluded that the fair value of our Teva trademarks was above the carrying value as of December 31, 2007 but was below the carrying value as of December 31, 2006. Accordingly, in the fourth quarter of 2006, we recorded an impairment loss of $15,300, included in income from operations. If Teva product sales decline again to a point that the fair value of our Teva trademarks or reporting unit do not exceed carrying values, we may be required to further write down the related intangible assets, the goodwill or both, causing us to incur additional impairment losses, which could materially affect our consolidated financial position and results of operations.

        We may experience shortages of top grade sheepskin, which could interrupt product manufacturing and increase product costs.

        We depend on a limited number of key resources for sheepskin, the principal raw material for most of our UGG brand products. In 2007, two suppliers provided all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG brand footwear is in high demand and limited supply. In addition, sheep are susceptible to hoof and mouth disease, which can result in the extermination of an infected herd and could have a material adverse effect on the availability of top grade sheepskin for our products. Additionally, the supply of sheepskin can be adversely impacted by weather conditions and harvesting decisions that are completely outside our control. Our potential inability to obtain top grade sheepskin for UGG brand products could impair our ability to meet our production requirements for UGG brand products in a timely manner and could lead to inventory shortages, which can result in lost sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. Additionally, there have been significant increases in the prices of top grade sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass the higher prices on to our customers.

        If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have difficulty filling our customers' orders.

        Because the footwear industry has relatively long lead times for design and production, we must plan our production tooling and production volumes many months before consumer tastes become apparent. The footwear industry is subject to fashion risks and rapid changes in consumer preferences, as well as the effects of weather, general market conditions and other factors affecting demand. A large number of models, colors and styles in our three product lines increase these risks. As a result, we may fail to accurately forecast styles, colors and features that will be in demand. If we overestimate demand for any products or styles, we may be forced to liquidate excess inventories at a discount to customers, resulting in higher markdowns and lower, or negative, gross margins. Further, the excess inventories may prolong our cash flow cycle, resulting in reduced cash flow and increased liquidity risks. Conversely, if we underestimate consumer demand for any products or styles, we could have inventory shortages, which could result in lost potential sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. This may be particularly true with regard to our UGG brand product line, which has experienced strong consumer demand and rapid sales growth.

        We may not succeed in implementing our growth strategy.

        As part of our growth strategy, we seek to enhance the positioning of our brands, extend our brands into complementary product categories and markets through licensing, expand geographically and improve our operational performance. We may not be able to successfully implement any or all of our strategies. If we fail to do so, our rate of growth may slow or our results of operations may decline, which in turn could have a negative effect on the value of our common stock.

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

        Certain of our customers account for a significant portion of our sales, and the loss of one or more of these key customers would significantly reduce our sales.

        Our five largest customers accounted for approximately 27.6% of net sales in 2006 and 30.4% of net sales in 2007. Nordstrom, our largest customer, accounted for greater than 10% of net sales in 2006 and 2007. Any potential loss of a key customer, or a significant reduction in purchases from a key customer, could have a material adverse effect on our business, results of operations and financial condition.

        Establishing and protecting our trademarks, patents and other intellectual property is costly and difficult. If our efforts to do so are unsuccessful, the value of our brands could suffer.

        We believe that our trademarks and other intellectual property rights are of value and are integral to our success and our competitive position. Some countries' laws do not protect intellectual property rights to the same extent as do U.S. laws. From time to time, we discover products in the marketplace that infringe upon our trademark, patent, copyright and other intellectual property rights. If we are unsuccessful in challenging a third party's products on the basis of patent and trade dress rights, continued sales of such competing products by third parties could adversely impact our business, financial condition and results of operations. If our brands are associated with competitors' inferior products, this could also adversely affect the integrity of our brands. Furthermore, our efforts to enforce our trademark and other intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our trademark and other intellectual property rights. Similarly, from time to time we may be the subject of litigation challenging our ownership of intellectual property. Any decision or settlement in any of these matters that allowed a third party to continue to use our Teva, UGG or Simple trademarks or a domain name with our UGG trademark in connection with the sale of products similar to our products or to continue to manufacture or distribute counterfeit products could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition.

        We may lose pending litigation and the rights to certain of our intellectual property.

        We are currently involved in several disputes, including cases pending in U.S. federal and foreign courts and in foreign trademark offices, regarding infringement by third parties of our trademarks, trade dress, copyrights, patents and other intellectual property and the validity of our intellectual property. Any decision or settlement in any of these disputes that renders our intellectual property invalid or unenforceable, or that allows a third party to continue to use our intellectual property in connection with products that are similar to ours, could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition.

        Counterfeiting of our brands can divert sales and damage our brand image.

        Our brands and designs are constantly at risk for counterfeiting and infringement of our intellectual property rights, and we frequently find counterfeit products and products that infringe on our intellectual property rights in our markets and online as well as internet domain names that use our trade names or trademarks without our consent. We have not always been successful, particularly in some foreign countries, in combating counterfeit products and stopping infringement of our intellectual property rights. Counterfeit and infringing products not only cause us to lose significant sales, but also can harm the integrity of our brands by associating our trademarks or designs with lesser quality or defective goods.

        In particular, we are experiencing more infringers of our UGG trademark and more counterfeit products seeking to benefit from the consumer demand for our UGG brand products. Enforcement of our rights to the UGG trademark faces many challenges due in part to the proliferation of the term "UGG" in third party domain names that promote counterfeit products or otherwise use the UGG trademark without our permission. In spite of our enforcement efforts, we expect such unauthorized use to continue, which could result in a loss of sales for authorized UGG brand products and a reduction in the goodwill and other intangible assets associated with the UGG trademark.

        As our patents expire, our competitors will be able to copy our technology or incorporate it in their products without paying royalties.

        Patents generally have a life of twenty years from filing, and some of our patents have recently expired or will expire in the next few years. For example, the patent for our Universal Strapping System used in many of our Teva sandals expired in September 2007. Our Universal Strapping System is currently used in many of our Teva sandals. Once patent protection has expired, our competitors can copy our products or incorporate our innovations in their products without obtaining our permission or paying royalties, which could also cause us to lose significant sales. To combat this, we must continually create new designs and technology, obtain patent protection and incorporate the new technology or design in our footwear; however, we cannot provide assurance that we will be able to do so.

        If our customers cancel existing orders, we may have excess inventory. If customers postpone delivery of existing orders to future periods, we may not achieve sales and earnings targets for the period, which could have a negative impact on our stock price.

        We receive customer orders and indications of future orders, which we use to determine which inventory items in what quantities to purchase. We also use the timing of delivery dates in our customer orders to forecast our sales and earnings for future periods. If our customers cancel existing orders, it may result in lower sales as well as excess inventories that could lead to increased inventory write-downs and closeout sales, resulting in lower gross margins. The excess inventories could also have a negative impact on our cash flow. If customers postpone delivery of their orders, we may not achieve our expected sales and earnings forecasts for the period, which could have a negative impact on our results from operations as well as our stock price.

        Because we depend on independent manufacturers, we face challenges in maintaining a continuous supply of goods that meet our quality standards.

        We use independent manufacturers to produce all of our products, with the majority of the production occurring among six manufacturers in China. We depend on these manufacturers' ability to finance the production of goods ordered and to maintain manufacturing capacity. The manufacturers in turn depend upon their suppliers of raw materials. We do not exert direct control over either the independent manufacturers or their raw materials suppliers, so we may be unable to obtain timely delivery of acceptable products.

        In addition, we do not have long-term contracts with these independent manufacturers, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality from our independent manufacturers. If there is an interruption, we may not be able to substitute suitable alternative manufacturers because substitutes may not be available or they may not be able to provide us with products or services of a comparable quality at an acceptable price or on a timely basis. If a change in our independent manufacturers becomes necessary, we would likely experience increased costs as well as substantial disruption of our business, which could result in a loss of sales and earnings.

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

        Our independent manufacturers use various raw materials in the manufacture of our footwear that must meet our specifications generally and, in some cases, additional technical requirements for performance footwear. If these raw materials and the end product do not perform to our specifications or consumer satisfaction, we could experience a higher rate of customer returns and deterioration in the image of our brands, which could have a material adverse effect on our business, financial condition and results of operations.

        There may be significant increases in the prices of the raw materials used in our footwear, which would likely increase the cost of our products from our independent manufacturers. Our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in their costs. Any significant unanticipated increase in the prices of raw materials could materially affect our results of operations. No assurances can be given that we will be protected from future changes in the prices of such raw materials.

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

        All of our current third party manufacturers are in China and New Zealand with substantially all production performed by six manufacturers in China. Foreign manufacturing is subject to numerous risks, including the following:

  •
  tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules on raw materials and finished products, including the potential threat of anti-dumping duties and quotas such as those which may be imposed by the European Union on the import of certain types of footwear from China;

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

  •
  expropriation and nationalization.

        In particular, because most of our products are manufactured in China, adverse change in consumer perception of goods from China, trade or political relations with China or political instability in China could severely interfere with the manufacture of our products and could materially adversely affect our results of operations.

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

        We require our independent contract manufacturers and designated suppliers to adopt our Factory Charter and to comply with all local laws and regulations governing human rights working conditions and environmental protection before we are willing to place business with them. Nevertheless we do not control the labor practices of these factories and suppliers. If one of them violates our labor standards by, for example, using convicted, forced or indentured labor or child labor, fails to pay compensation in accordance with local law or fails to operate its factories in compliance with local safety or environmental requirements, we likely would immediately cease dealing with that manufacturer or supplier, and we could suffer an interruption in our product supply chain. In addition, the manufacturers' or designated suppliers' actions could damage our reputation and the value of our brands, resulting in negative publicity and discouraging customers and consumers from buying our products.

        Similarly, we do not control our licensees or any of their suppliers or their respective labor practices. If one of our licensees violates our labor standards or local laws, we would likely immediately terminate the license agreement, which would reduce our license revenue. In addition, the licensee's actions could damage our reputation and the value of our brands. We also may not be able to replace the licensee.

        If our licensing partners are unable to meet our expectations regarding the quality of their products or the conduct of their business, the value of our brands could suffer.

        One element of our growth strategy depends on our ability to successfully enter into and maintain license agreements with manufacturers and distributors of products in complementary categories. We will be relying on our licensees to maintain our standards with their manufacturers in the future, and any failure to do so could harm our reputation and the value of the licensed brand. The interruption of the business of any one of our material licensing partners due to any of the factors discussed immediately below could also adversely affect our future licensing sales and net income. The risks associated with our own products will also apply to our licensed products in addition to any number of possible risks specific to a licensing partner's business, including, for example, risks associated with a particular licensing partner's ability to:

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

        We may be unable to successfully identify, develop, acquire or build new brands.

        We intend to continue to focus on identifying, developing, acquiring and building new brands. Our search may not yield any complementary brands, and even if we do find a suitable brand we may not be able to finance the development or acquisition of the brand. We may not be able to successfully integrate the management of an acquired brand into our existing operations, and we cannot ensure that any developed or acquired brand will achieve the results we expect. We compete with other companies who have greater resources than we do for the opportunities to buy other brands. As a result, even if we identify a suitable acquisition, we may lose the opportunity to a competitor who offers a more attractive price or package. In such event, we may incur significant costs in pursuing an acquisition without success, which could negatively impact our results of operations.

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

        In addition, our expenses depend, in part, on our expectations regarding future sales. In particular, we expect to continue incurring substantial expenses relating to the marketing and promotion of our products as well as expenditures for property and equipment and personnel. Since many of our costs are fixed in the short term, if we have a shortfall in sales, we may be unable to reduce expenses quickly enough to avoid losses. Accordingly, quarter-to-quarter comparisons of our operating results should not be relied upon as an indication of our future performance.

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

        In 2005, the People's Republic of China revalued its currency and abandoned its peg to the U.S. dollar. We currently source substantially all production from China. While our purchases from the Chinese factories are currently denominated in U.S. dollars, certain operating and manufacturing costs of the factories are denominated in the Chinese currency. As a result, any further revaluations in the Chinese currency versus the U.S. dollar could impact our purchase prices from the factories in the event that they adjust their selling prices accordingly. Any increase in our footwear purchase costs will reduce our gross margin unless we are able to raise our selling prices to our customers in order to compensate for the increased costs.

        Our most popular products are seasonal, and our sales are sensitive to weather conditions.

        Sales of our products, particularly those under the Teva and UGG brands, are highly seasonal and are sensitive to weather conditions. Extended periods of unusually cold weather during the spring and summer can reduce demand for Teva footwear. Likewise, unseasonably warm weather during the fall and winter months may reduce demand for our UGG brand products. The effect of favorable or unfavorable weather on sales can be significant enough to affect our quarterly results, with a resulting effect on our common stock price.

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

        Our sales in international markets are subject to a variety of laws and political and economic risks that may adversely impact our sales and results of operations in certain regions, such as the recent changes in labor laws in the People's Republic of China, which could increase our costs and adversely impact our operating results.

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

        Any of the above mentioned factors could adversely affect our sales and results of operations in international markets.

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

        Finally, the increased threat of terrorist activity and the law enforcement responses to this threat have required greater levels of inspection of imported goods and have caused delays in bringing imported goods to market. Any tightening of security procedures, for example, in the aftermath of a terrorist incident, could worsen these delays and increase our costs.

        We depend on our computer and communications systems.

        We extensively utilize computer and communications systems to operate our eCommerce business and manage our internal operations. Any interruption of this service from power loss, telecommunications failure, failure of our computer system, failure due to weather, natural disasters or any similar event could disrupt our operations and result in lost sales. In addition, hackers and computer viruses have disrupted operations at many major companies. We may be vulnerable to similar acts of sabotage, which could have a material adverse effect on our business and operations.

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

        The growth of our business depends on the successful execution of our growth strategies.

        Our growth depends on the continued success of existing products, as well as the successful design and introduction of new products. Our ability to create new products and to sustain existing products is affected by whether we can successfully anticipate and respond to consumer preferences and fashion trends. The failure to develop and launch successful new products could hinder the growth of our business. Also, any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position.

        We have significantly expanded the nature and scope of our operations, and if we fail to manage any future growth effectively we may experience greater difficulty in filling customer orders, declines in product quality, increases in costs or other operating difficulties.

        We have significantly expanded the nature and scope of our operations over the past two years, and we anticipate that substantial further expansion will be required to address potential growth in our customer base and new market opportunities. Over the last two years, we expanded from approximately 225 employees at December 31, 2005 to approximately 420 employees at December 31, 2007, and $264,760 in revenues in 2005 to $448,929 in revenues in 2007.

        The expansion of the scope and nature of our business and the growth in the number of employees, customers and other third parties with whom we have relationships, and in the number of facilities we use for manufacturing, distribution, and corporate operations, have placed and will continue to place a significant strain on our management and our information systems and resources. Failure to effectively manage growth could result in greater difficulty in completely filling customer orders, declines in product quality or increases in costs or other production and distribution difficulties, any of which could adversely impact our business performance and operating results.

        We could be adversely affected by the loss of one of our warehouses or one of our manufacturer's facilities.

        Both the warehousing of our inventory and the manufacturing of our products are located at a small number of facilities, the loss of any of which could adversely impact our sales, business performance and operating results.

        We could be adversely affected by volatile credit markets and other unfavorable economic conditions.

        We finance our working capital and operating needs using a combination of our cash and cash equivalents, short-term investments, cash generated from operations and, when needed, the credit availability under our revolving credit facility. In an economic recession or under other adverse economic conditions, we may be unable to realize a return on our cash equivalents or short-term investments or to secure additional credit on favorable terms. This could lead to write-downs of our cash equivalents and short-term investments. Such failures may impact our working capital reserves and have a material adverse effect on our business.

        During the latter part of 2007, U.S. and foreign credit markets experienced adverse conditions, including unusual volatility and a lack of secondary market liquidity, which conditions have presented, and continue to present, significant challenges to the investment markets and have limited the availability of short-term debt for working capital. While it is difficult to predict how long these adverse conditions will exist, these factors, if continuing or worsening, could adversely impact our future financial condition and results of operations.

Risks Related to Our Industry

        Because the footwear market is sensitive to decreased consumer spending and slow economic cycles, if general economic conditions deteriorate, many of our customers may significantly reduce their purchases from us or may not be able to pay for our products in a timely manner.

        The footwear industry historically has been subject to cyclical variation and decline in performance when consumer spending decreases or softness appears in the retail market. Many factors affect the level of consumer spending in the footwear industry, including:

  •
  general business conditions;

  •
  interest rates;

  •
  financial market conditions

  •
  the availability of consumer credit;

  •
  change in demographic spending;

  •
  weather;

  •
  taxation; and

  •
  consumer confidence in future economic conditions.

        Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in economies where we or our distribution partners sell products, whether in the U.S. or abroad, may reduce sales.

        In addition, we extend credit to our customers based on an evaluation of each customer's financial condition. Many retailers, including some of our customers, have experienced financial difficulties during the past several years, thereby increasing the risk that such customers may not be able to pay for our products in a timely manner. Our bad debt expense may increase relative to net sales in the future. Any significant increase in our bad debt expense relative to net sales would adversely impact our net income and cash flow and could affect our ability to pay our own obligations as they become due.

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

        Our common stock is traded on the NASDAQ Global Select Market. While our average daily trading volume for the 52-week period ended February 15, 2008 was approximately 490,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing prices of our common stock, as reported by the NASDAQ Global Select Market, have ranged from $61.45 to $164.91 for the

52-week period ended February 15, 2008. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

  •
  changes in expectations of our future performance, whether realized or perceived;

  •
  changes in estimates by securities analysts or failure to meet such estimates;

  •
  quarterly fluctuations in our sales and financial results;

  •
  general equity market conditions and investor sentiment;

  •
  broad market fluctuations in volume and price; and

  •
  a variety of risk factors, including the ones described elsewhere in this Annual Report on Form 10-K and in our other periodic reports.

        Accordingly, the price of our common stock is volatile and any investment in our securities is subject to risk of loss.

        Anti-takeover provisions in our certificate of incorporation, bylaws, stockholder rights plan and Delaware law could prevent or delay a change in control of our company, even if such change of control would benefit our stockholders.

        Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such a change in control might benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. The provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for our common stock. These provisions include the following:

  •
  authorization of "blank check" preferred stock, which our board of directors could issue with provisions designed to thwart a takeover attempt;

  •
  limitations on the ability of stockholders to call special meetings of stockholders;

  •
  a prohibition against stockholder action by written consent and a requirement that all stockholder actions be taken at a meeting of our stockholders; and

  •
  advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholder meetings.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters is located in Goleta, California. We have two distribution centers in California, our eCommerce operations in Arizona, and seven retail stores in the U.S. ranging from 3,000 to 4,000 square feet. We also have an office in China to oversee the quality and manufacturing standards of our products, an office in Macau to coordinate logistics, an office in Hong Kong to coordinate sales and marketing efforts and an office in the U.K. to oversee European operations. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers in China and New Zealand. We lease, rather than own, all of our facilities from unrelated parties. Most of our facilities are attributable to all segments of our business and are not allocated to the segments. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.

        The following table reflects the location, use, segment, and approximate size of our significant physical properties:

Facility Location	Description	Business Segment	Approximate Square Footage
Camarillo, California	Warehouse Facility	unallocated	723,000
Ventura, California	Warehouse Facility and Retail Outlet	unallocated	126,000
Goleta, California	Corporate Offices	unallocated	30,000

Item 3.    Legal Proceedings.

        We are involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect on our financial condition or results of operations. Additionally, we have many pending disputes in the U.S. Patent and Trademark Office, foreign trademark offices and U.S. federal and foreign courts regarding unauthorized use or registration of our Teva, UGG and Simple trademarks. We also are aware of many instances throughout the world in which a third party is using our UGG trademark within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva and UGG brand products.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "DECK." The following table shows the range of low and high closing sale prices per share of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	Common Stock Price Per Share
	Low	High
Year ended December 31, 2006:
First Quarter	$29.16	$40.54
Second Quarter	$34.50	$43.56
Third Quarter	$34.18	$48.09
Fourth Quarter	$47.07	$60.31
Year ended December 31, 2007:
First Quarter	$57.16	$73.51
Second Quarter	$69.13	$100.90
Third Quarter	$87.84	$111.20
Fourth Quarter	$108.01	$164.91

        As of February 15, 2008, there were 94 record holders of our common stock and we believe there are approximately 29,000 beneficial holders of our common stock.

        We did not sell any equity securities during the year ended December 31, 2007 that were not registered under the Securities Act of 1933.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

        Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company's common stock against the cumulative total return of the NASDAQ Composite Index and a peer group index for the five-year period commencing December 31, 2002 and ending December 31, 2007. The data represented below assumes one hundred dollars invested in each of the Company's Common Stock, the NASDAQ Composite Index and the peer group index on December 31, 2002. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts. Total return assumes reinvestment of dividends; we have paid no dividends on our common stock.

	December 31,
	2002	2003	2004	2005	2006	2007
Deckers Outdoor Corporation	$100.0	$613.8	$1,406.9	$827.0	$1,794.9	$4,642.5
Prior Footwear Index*	100.0	155.4	205.0	201.9	227.9	265.5
NASDAQ Composite Index	100.0	150.4	163.0	166.6	183.7	201.9
Revised Footwear Index*	100.0	153.5	203.4	201.2	233.0	272.9

*
Prior Footwear Index peer group consists of K-Swiss, Inc.; Kenneth Cole Productions, Inc.; Nike, Inc.; Rocky Brands, Inc.; Timberland Company; and Wolverine World Wide, Inc. Revised Footwear Index peer group consists of each of the companies in the Prior Footwear Index, plus Crocs, Inc. and Skechers USA, Inc. In previous years, the Prior Footwear Index peer group also included Stride Rite Corporation, which has been excluded from the index in all periods presented above, as it was acquired by Collective Brands, Inc. in 2007. Fila Holding SPA, which was previously in our Prior Footwear Index peer group, has also been excluded, as its securities are no longer publicly-traded. Vans Inc., which was previously in our Prior Footwear Index peer group, was acquired by VF Corp in 2005 and has also been excluded. Reebok International Ltd., also previously included in our Prior Footwear Index peer group, was acquired by Adidas-Salomon AG in 2005 and has been excluded.

DIVIDEND POLICY

        We have not declared or paid any cash dividends on our common stock since our inception. We currently anticipate that we will retain all of our earnings for the continued development and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Moreover, our credit facility contains covenants expressly prohibiting us from paying dividends.

Item 6.    Selected Financial Data.

        We derived the following selected consolidated financial data from our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following consolidated financial information together with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II.

	Years ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Statement of Operations Data
Net sales:
Teva wholesale	$72,783	$83,477	$80,446	$75,283	$82,003
UGG wholesale	34,561	101,806	150,279	182,369	291,908
Simple wholesale	7,210	9,633	6,980	10,903	11,163
eCommerce	6,501	19,871	25,912	28,886	45,473
Retail stores	—	—	1,143	6,982	18,382

Net sales	121,055	214,787	264,760	304,423	448,929
Cost of sales	69,965	124,659	153,598	163,692	241,458

Gross profit	51,090	90,128	111,162	140,731	207,471
Selling, general and administrative expenses	32,407	47,971	59,254	73,989	101,918
Litigation income (1)	(500)	—	—	—	—
Impairment loss (2)	—	—	—	15,300	—

Income from operations	19,183	42,157	51,908	51,442	105,553
Other expense (income), net	4,770	2,517	374	(1,910)	(4,486)

Income before income taxes	14,413	39,640	51,534	53,352	110,039
Income taxes	5,752	14,713	20,387	22,743	43,602

Net income	$8,661	$24,927	$31,147	$30,609	$66,437

Net income per share:
Basic	$0.86	$2.27	$2.52	$2.45	$5.18

Diluted	$0.73	$2.05	$2.42	$2.38	$5.06

Weighted average common shares outstanding:
Basic	9,610	11,005	12,349	12,519	12,835
Diluted	11,880	12,142	12,866	12,882	13,129

(1)
The litigation income in 2003 relates to a European anti-dumping duties matter that was ultimately resolved in our favor in 2003.

(2)
The impairment loss in 2006 relates to our Teva trademarks. During our annual assessment of goodwill and other intangible assets, we concluded that the fair value was lower than the carrying amount and therefore wrote down the trademarks to their fair value.

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$6,662	$10,379	$50,749	$34,255	$54,525
Working capital	21,040	67,426	104,205	147,860	230,173
Total assets	119,737	174,206	208,665	249,973	370,032
Long-term debt, including current installments	30,287	—	—	—	—
Total stockholders' equity	68,919	138,779	174,640	210,410	298,638

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

        This report and the information incorporated by reference in this report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. We sometimes use words such as "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "project," "will" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:

  •
  our business, growth, operating and financing strategies;

  •
  our product mix;

  •
  the success of new products;

  •
  the impact of seasonality on our operations;

  •
  expectations regarding our net sales and earnings growth and other financial metrics;

  •
  our development of international distribution channels; and

  •
  trends affecting our financial condition or results of operations.

        We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Part I, Item 1A, "Risk Factors." In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen.

        You should read this report in its entirety, together with the documents that we file as exhibits to this report and the documents that we incorporate by reference in this report with the understanding that our future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements and we assume no obligation to update such forward-looking statements publicly for any reason.

Overview

        We are a leading designer, producer and brand manager of innovative, high-quality footwear and the category creator in the sport sandal, luxury sheepskin, and sustainable footwear segments. We market our products under three proprietary brands:

  •
  Teva: High performance sport sandals and rugged outdoor footwear and accessories;

  •
  UGG: Authentic luxury sheepskin boots and a full line of luxury and comfort footwear and accessories; and

  •
  Simple: Innovative sustainable lifestyle footwear and accessories.

        In 2004, we embarked on a strategy to license our footwear brands to complementary products outside of footwear, generally in the apparel and accessories categories. We currently have eight licensing agreements with five licensees for the Teva and UGG brands combined. We record licensing revenues and expenses within their respective brand. The activity is very small in relation to the consolidated operations, and we do not expect significant incremental net sales and profits from licensing in the near future.

        We sell our three brands through our quality domestic retailers and international distributors and directly to our end-user consumers through our eCommerce business and our retail stores. We sell our footwear in both the domestic market and in international markets. Independent third parties manufacture all of our products.

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

        By emphasizing our brand image and our focus on comfort, performance and authenticity, we believe we can maintain a loyal consumer following that is less susceptible to fluctuations caused by changing fashions and changes in consumer preferences.

        Below is an overview of the various components of our business, including some of the important factors that affect each business and some of our strategies for growing each business.

  Teva Brand Overview

        From fiscal 2002 to 2004, wholesale net sales of Teva brand products increased at a compound annual growth rate of 13.5%. However, for fiscal years 2005 and 2006, wholesale net sales of Teva products decreased by approximately 3.6% and 6.4%, respectively, compared to the year ago periods. We attribute this decline in sales primarily to a prolonged period of weak product innovation, coupled with a significant increase in competitor activity. We began to address this situation in 2006 by dedicating significantly greater resources to product planning, design, and development, and through aggressive marketing. We also repositioned the Teva brand to a younger target consumer. For the year ended December 31, 2007, wholesale net sales of Teva products increased by approximately 8.9%, and net sales of Teva products including wholesale, eCommerce and retail store sales increased by approximately 9.2%, compared to the same period in 2006.

        We see a continuing shift in consumer preferences and lifestyles to include more outdoor recreational activities. The Teva brand has remained popular among professional and amateur outdoor enthusiasts, who consider the brand authentic and performance oriented. Our Spring 2007 product line was over 70% new, and included innovative technical performance styles, as well as new colors and fresh new casual styles, which target a new generation of young outdoor athletes and enthusiasts. Likewise, our Spring and Fall 2008 product lines include new product introductions.

        We intend to explore opportunities to broaden the Teva brand's distribution with image-enhancing retailers beyond our core outdoor specialty and sporting goods channels. Through effective channel management, we plan to expand into new distribution channels without diluting our outdoor heritage and our appeal to outdoor enthusiasts. Through appropriate channel product line expansion, we plan to further broaden our product offerings beyond sport sandals to new products that meet the style and functional needs of our consumers.

  UGG Brand Overview

        The UGG brand has been a well known brand in California for many years and over the past few years has become a recognized brand throughout the remainder of the country as well as internationally. Over the past few years, our UGG brand has received increased media exposure including increased print media in national ads and co-op advertising with our customers, which has contributed to broader public awareness of the UGG brand and significantly increased demand for UGG brand products. We believe that the increased media focus and demand for UGG brand products was driven by the following:

  •
  consumer brand loyalty, due to the luxury and comfort of UGG brand footwear,

  •
  increased marketing in high end magazines,

  •
  successfully targeting high end distribution,

  •
  adoption by high-profile film and television celebrities as a favored footwear brand,

  •
  increased media attention that has enabled us to introduce the brand to consumers much faster than we would have normally been able to,

  •
  continued geographic expansion across the U.S. and internationally, and

  •
  continued addition of new product categories.

        We believe the luxury and comfort features of UGG brand products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG brand footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have increased our product offering to approximately 150 styles for men, women and children for the Fall 2008 season. This product line expansion includes an ever-growing Spring line, an expanded men's line, as well as a Fall line that consists of a range of luxurious collections for both genders. These collections include: new fashion collections, a variety of casual comfort collections, cold weather offerings, as well as our Classic, Ultra, Ultimate and Slippers collections.

        Nevertheless, we cannot assure investors that UGG brand sales will continue to grow at their recent pace or that revenue from UGG brand products will not at some point decline. For the year ended December 31, 2007, the UGG brand's wholesale net sales increased 60.1%, and the UGG brand's net sales including wholesale, eCommerce and retail store sales increased by approximately 64.4%, compared to the same period in 2006. We do not expect these growth rates to continue.

  Simple Overview

        The Simple brand began in 1991 as an alternative to all the over-built, over-priced, and over-hyped products in the marketplace. The brand's foundation was built on the Old School Sneaker and the New Original Clog. In 2005, as a response to the massive amount of waste produced by the footwear industry, the Simple brand launched a new collection of ecologically friendly footwear called Green Toe, a product collection that consists primarily of sustainable materials and that is revolutionizing the footwear industry. We have repositioned the brand to be focused on becoming a leader in sustainable footwear and accessories. In 2007, we improved our distribution initiatives through the establishment of dedicated sales representatives in key markets. In 2006 and 2007, our men's and women's products performed well at retail, as demand continued to increase for our Green Toe and ecoSNEAKS products. We increased our account base both domestically and internationally. We also expanded our presence into additional retail stores with our key accounts. For the year ended December 31, 2007, wholesale net sales of Simple products increased by approximately 2.4%, and net sales of Simple products including wholesale, eCommerce and retail store sales increased by approximately 8.2%, compared to the same period in 2006. We expect Simple brand growth including wholesale, eCommerce and retail store sales, to be higher year over year in 2008 compared to 2007.

  eCommerce Overview

        We acquired our eCommerce retailing business in November 2002 as part of the acquisition of the Teva Rights. Our eCommerce business, which sells all three of our brands, enables us to meet the growing demand for these products, to sell the products at retail prices and to provide us with significant incremental operating income. From the time we initiated our eCommerce business through the end of 2007, we have had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers have continued to increase reliance on the internet for footwear and other purchases. Net sales of the eCommerce business increased 57.4% in the year ended December 31, 2007, compared to the same period in 2006. As our annual baseline of eCommerce sales increases, we do not expect this growth rate to continue.

        Our eCommerce business consists of internet sales and catalog sales. Managing our internet business requires us to focus on generating internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes. We distribute approximately 670,000 consumer brochures for our UGG brand products throughout the year to drive our catalog order business. We plan to continue to grow our internet business through improved website features and performance, increased marketing and international websites. Overall, our eCommerce business benefits from the strength of our brands and, as we grow our brands over time, we expect this business to continue to be an important segment of our business.

  Retail Stores Overview

        In 2007 we opened our fifth retail outlet store, in Woodbury, New York, to add to our existing retail outlet stores in Ventura, California; Camarillo, California; Wrentham, Massachusetts and Riverhead, New York. In 2007, we also opened our second UGG brand concept store in Chicago, Illinois, to add to our existing concept store in New York, New York. Based on the success of the existing stores, we currently plan to open one additional outlet store and two additional UGG brand concept stores in major metropolitan areas by the end of 2008.

        Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, to sell the products at retail prices and to provide us with incremental operating income. From the time we opened our first retail store through the end of 2007, we have had significant revenue growth, much of which occurred as we opened new stores and the UGG brand gained popularity. Net sales of the retail store business increased 163.3% in the year ended December 31, 2007, compared to the same period in 2006. We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.

  Seasonality

        Our business is seasonal, with the highest percentage of Teva brand net sales occurring in the first and second quarters of each year and the highest percentage of UGG brand net sales occurring in the third and fourth quarters. To date, the Simple brand has not had a seasonal impact on the Company.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,004	$41,721	$82,322	$124,376
Income from operations*	$8,823	$3,913	$17,191	$21,515

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$72,575	$52,730	$129,381	$194,243
Income from operations	$15,072	$2,864	$30,660	$56,957

*
Included in income from operations in the fourth quarter of 2006 is a $15,300 impairment loss on our Teva trademarks.

        With the dramatic growth in the UGG brand in recent years, combined with the introduction of a Fall Teva product line, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for each of our brands in 2008, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors."

Results of Operations

        The following table sets forth certain operating data for the periods indicated.

	Years Ended December 31,
	2005	2006	2007
Net sales by location:
U.S.	$229,487	$266,092	$386,593
International	35,273	38,331	62,336

Total	$264,760	$304,423	$448,929

Net sales by product line and eCommerce and retail store business:
Teva:
Wholesale	$80,446	$75,283	$82,003
eCommerce	4,763	5,070	5,630
Retail store	29	148	260

Total	85,238	80,501	87,893

UGG:
Wholesale	150,279	182,369	291,908
eCommerce	20,270	22,640	37,880
Retail store	1,084	6,452	17,766

Total	171,633	211,461	347,554

Simple:
Wholesale	6,980	10,903	11,163
eCommerce	879	1,176	1,963
Retail store	30	382	356

Total	7,889	12,461	13,482

Total	$264,760	$304,423	$448,929

Income (loss) from operations by product line and eCommerce and retail store business:
Teva wholesale*	$22,270	$3,829	$21,121
UGG wholesale	48,535	72,908	119,193
Simple wholesale	(846)	(2,472)	(2,077)
eCommerce	6,995	8,774	14,502
Retail store	(23)	1,180	3,194
Unallocated overhead costs	(25,023)	(32,777)	(50,380)

Total	$51,908	$51,442	$105,553

*
Included in Teva income from operations in 2006 is an impairment loss of $15,300 (see Impairment loss discussion below).

        The following table shows certain operating data as a percentage of net sales and the increase (decrease) in each item of operating data.

				Percent Increase (Decrease)
	Years Ended December 31,
				2005 to 2006	2006 to 2007
	2005	2006	2007
Net sales	100.0%	100.0%	100.0%	15.0%	47.5%
Cost of sales	58.0	53.8	53.8	6.6	47.5

Gross profit	42.0	46.2	46.2	26.6	47.4
Selling, general and administrative expenses	22.4	24.3	22.7	24.9	37.7
Impairment loss	—	5.0	—	*	*

Income from operations	19.6	16.9	23.5	(0.9)	105.2
Interest expense (income) and other, net	0.1	(0.6)	(1.0)	*	134.9

Income before income taxes	19.5	17.5	24.5	3.5	106.3
Income taxes	7.7	7.5	9.7	11.6	91.7

Net income	11.8%	10.1%	14.8%	(1.7)	117.1

*
Calculation of percentage is not meaningful.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

        Overview.    In 2007, we had net sales of $448,929 and income from operations of $105,553 compared to net sales of $304,423 and income from operations of $51,442 in 2006. These results were driven primarily by increased UGG brand sales, as well as by increased Teva and Simple brand sales. The increase in income from operations was primarily due to higher sales and gross profit compared to 2006, and also due to a $15,300 impairment loss on our Teva trademarks in 2006.

        Net Sales.    Net sales increased by $144,506, or 47.5%, in 2007 compared to 2006. The increase was due primarily to increases in UGG brand sales, and also from increases in Teva and Simple brand sales. Net sales increased in 2007 due primarily to: (1) an increase in the weighted-average wholesale selling price per pair, which increased 14.1% from $30.29 in 2006 to $34.55 in 2007, primarily from an increase in sales of UGG brand products, which carry higher average selling prices, (2) a 26.9% overall increase in the volume of footwear sold from 9.3 million pairs in 2006 to 11.8 million pairs in 2007, and (3) the continued expansion of our eCommerce business and our retail store business. In addition, full price sales of UGG brand products increased in 2007 compared to 2006.

        Net wholesale sales of Teva products increased by $6,720, or 8.9%, in 2007 compared to 2006. This increase was primarily due to an increase in the volume of footwear sold in all categories, including sandals, closed toe and thongs, and was partially offset by a slight decrease in the weighted-average wholesale selling price per pair.

        Net wholesale sales of UGG brand products increased by $109,539, or 60.1%, in 2007 compared to 2006 due to increased sales of all categories, including boots, fashion, casuals, kids', slippers, sandals and cold weather footwear. The increased sales were due primarily to an increase in the volume of footwear sold.

        Net wholesale sales of Simple products increased by $260, or 2.4%, in 2007 compared to 2006. The increase was largely due to increased sales of our Green Toe collection and an increase in the weighted-average wholesale selling price per pair and was partially offset by a decrease in the volume of sandals, sneakers and clogs sold.

        Net sales of the eCommerce business increased by $16,587, or 57.4%, in 2007 compared to 2006, representing 9.5% of net sales in 2006 and 10.1% of net sales in 2007. In 2006, net sales of the eCommerce business included retail sales of Teva products of $5,070, UGG brand products of $22,640 and Simple products of $1,176. In 2007, net sales of the eCommerce business included retail sales of Teva of $5,630, UGG brand of $37,880 and Simple of $1,963. The increase in net sales of the eCommerce business was due to the greater demand for our products.

        Net sales of the retail store business increased by $11,400, or 163.3%, in 2007 compared to 2006, representing 2.3% of net sales in 2006 and 4.1% of net sales in 2007. In 2006, net sales of the retail store business included sales of Teva products of $148, UGG products of $6,452 and Simple products of $382. In 2007, net sales of the retail store business included sales of Teva products of $260, UGG products of $17,766 and Simple products of $356. The increase in net sales of the retail store business was due to the greater demand for our products as well as the two additional stores that we opened in 2007 and the additional stores that we opened in the second half of 2006.

        International sales for all of our products increased by $24,005, or 62.6%, in 2007 compared to 2006, representing 12.6% of net sales in 2006 and 13.9% of net sales in 2007. The increase in international sales was driven by increases in sales of all brands, led by our UGG brand.

        Gross Profit.    Gross profit increased by $66,740, or 47.4%, in 2007 compared to 2006. As a percentage of net sales, gross margin was 46.2% in both 2007 and 2006. Our gross margins fluctuate based on several factors and we expect our gross margin to decrease in 2008.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, increased by $27,929, or 37.7%, in 2007 compared to 2006. As a percentage of net sales, SG&A decreased from 24.3% in 2006 to 22.7% in 2007. The increase in SG&A in absolute dollars was primarily due to increases in payroll, commissions, retail store and eCommerce expenses and warehouse expenses, as well as approximately $2,600 of expenses in 2007 related to the investigation and restatement of certain of our historical consolidated financial statements as disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2006.

        Impairment Loss.    We conducted our annual impairment evaluation of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques as of December 31, 2007 and 2006, and concluded that as of December 31, 2007, we had no impairment loss since the fair values of our goodwill and nonamortizable intangible assets were higher than the carrying amounts. However, as of December 31, 2006, the fair value of our Teva brand trademarks was lower than the carrying amount; therefore, we recognized an impairment loss of $15,300 on our Teva trademarks in the fourth quarter of 2006.

        Income from Operations.    Income from operations increased by $54,111, or 105.2%, in 2007 compared to 2006, representing 16.9% of sales in 2006 and 23.5% in 2007. The increase in income from operations was primarily due to the increase in sales and gross profit in 2007, and also due to the impairment loss in 2006.

        Income from operations of the Teva brand at wholesale increased by $17,292, or 451.6%, in 2007 compared to 2006. This increase was largely due to the $15,300 impairment loss on our Teva trademarks in 2006 as well as the increase in net sales in 2007, partially offset by higher divisional sales expenses and design expenses in 2007.

        Income from operations of the UGG brand at wholesale increased by $46,285, or 63.5%, in 2007 compared to 2006. This was largely due to increased sales volumes and was partially offset by higher sales commissions and marketing expenses due to the growth of the brand.

        Loss from operations of the Simple brand at wholesale decreased by $395, or 16.0%, in 2007 compared to 2006. This was primarily due to the increase in net sales as well as higher gross margins and was partially offset by increased divisional sales expenses.

        Income from operations of our eCommerce business increased by $5,728, or 65.3%, in 2007 compared to 2006. This increase was largely due to the increase in net sales, partially offset by higher operating costs and marketing expenses.

        Income from operations of our retail store business increased by $2,014, or 170.7%, in 2007 compared to 2006. This increase was largely due to the increase in net sales, partially offset by higher operating costs. Because this business is in its early stages and we have begun adding new stores each year, our growth rate has increased significantly since inception. We do not expect this growth rate to continue.

        Unallocated overhead costs increased by $17,603, or 53.7%, in 2007 compared to 2006. The increase resulted primarily from higher corporate payroll costs, warehouse expenses, and international division costs, none of which are allocated to the brands.

        Other Expense (Income).    Other expense (income), net was $(1,910) in 2006 compared to $(4,486) in 2007. In 2007, we had higher interest income from higher cash, cash equivalents and short-term investments balances and higher investment return rates than 2006. In addition, we had $461 and $(19) of interest and penalties in 2006 and 2007, respectively, related to underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company's foreign subsidiaries, Holbrook Limited. During 2007, we accrued $578 of interest and penalties related to this matter; however, in the fourth quarter of 2007, we reversed $597 of penalties from 2007 and prior years that had previously been accrued, because authorities in China did not assess the related estimated penalties when a portion of the tax obligations were paid. We expect to continue to have increased interest income in 2008 based on higher expected cash, cash equivalents and short-term investments in 2008 compared to 2007.

        Income Taxes.    In 2006, income tax expense was $22,743, representing an effective income tax rate of 42.6%. In 2007, income tax expense was $43,602 representing an effective income tax rate of 39.6%. The decrease in the effective tax rate in 2007 was primarily due to approximately $5,000 of impairment loss in 2006 attributable to a foreign subsidiary that receives no tax benefit from the charge, as this subsidiary is in a tax free jurisdiction.

        Net Income.    Our net income increased $35,828, or 117.1%, primarily as a result of higher net sales, higher gross profit, and higher interest income in 2007, and also from the impairment loss in 2006. Our earnings per diluted share increased 112.6% from $2.38 in 2006 to $5.06 in 2007 primarily as a result of the increase in net income. We do not expect these growth rates to continue.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

        Overview.    In 2006, we had net sales of $304,423 and income from operations of $51,442 compared to net sales of $264,760 and income from operations of $51,908 in 2005. These results were driven by increased UGG and Simple brand sales, partially offset by a decrease in Teva brand sales. The decrease in income from operations was the result of a $15,300 impairment loss on our Teva trademarks in 2006, partially offset by higher sales and gross margins compared to 2005.

        Net Sales.    Net sales increased by $39,663, or 15.0%, in 2006 compared to 2005. The increase was due primarily to increases in sales for the UGG and Simple brand sales, partially offset by lower Teva brand sales, as discussed below. Net sales increased in 2006 due primarily to: (1) an increase in the weighted-average wholesale selling price per pair, which increased 7.8% from $28.06 in 2005 to $30.25 in 2006, primarily from an increase in sales of UGG brand products, which carry higher average selling prices, (2) a 5.5% overall increase in the volume of footwear sold from 8.8 million pairs in 2005 to 9.3 million pairs in 2006, and (3) the continued expansion of our eCommerce business and our retail store business. In addition, full price sales of UGG brand products increased in 2006 compared to 2005.

        Net wholesale sales of Teva products decreased by $5,163, or 6.4%, in 2006 compared to 2005. This decrease was due to increased competition, a lack of meaningful product innovation, and a decline in sales in certain international markets. We began to address the situation by dedicating significantly greater resources to product development, marketing and advertising, and the development of a solid international infrastructure. We began to see the results of these efforts in the fourth quarter of 2006 with an increase of 15.9% over the fourth quarter of 2005.

        Net wholesale sales of UGG brand products increased by $32,090, or 21.4%, in 2006 compared to 2005 due primarily to increased sales of all categories, including boots, slippers, casuals, kids' and men's footwear. The increase was partially offset by approximately $10,000 of Fall 2004 holiday sales that did not ship until the first quarter of 2005, which caused net sales of UGG branded products to be slightly higher in the first quarter of 2005 compared to the first quarter of 2006.

        Net wholesale sales of Simple products increased by $3,923, or 56.2%, in 2006 compared to 2005. The increase was largely due to the greater demand of our sandal collection and the introduction of our Green Toe collection, as well as an increase in sales of our core sneaker product line.

        Net sales of the eCommerce business increased by $2,974, or 11.5%, in 2006 compared to 2005, representing 9.8% of net sales in 2005 and 9.5% of net sales in 2006. In 2005, net sales of the eCommerce business included sales of Teva products of $4,763, UGG brand products of $20,270 and Simple products of $879. In 2006, net sales of the eCommerce business included sales of Teva of $5,070, UGG brand of $22,640 and Simple of $1,176. The increase in net sales of the eCommerce business was due to the greater demand for our products.

        Net sales of the retail store business increased by $5,839, or 510.8%, in 2006 compared to 2005, representing 0.4% of net sales in 2005 and 2.3% of net sales in 2006. In 2005, net sales of the retail store business included sales of Teva products of $29, UGG brand products of $1,084 and Simple products of $30. In 2006, net sales of the retail store business included sales of Teva of $148, UGG brand of $6,452 and Simple of $382. The increase in net sales of the retail store business was due to the greater demand for our products and the opening of additional retail stores in 2006, which were not all in place throughout 2005.

        International sales for all of our products increased by $3,058, or 8.7%, in 2006 compared to 2005, representing 13.3% of net sales in 2005 and 12.6% of net sales in 2006. The increase in international sales was driven by increases in both UGG and Simple brand sales, partially offset by decreases in Teva brand international sales.

        Gross Profit.    Gross profit increased by $29,569, or 26.6%, in 2006 compared to 2005. As a percentage of net sales, gross margin increased to 46.2% in 2006 compared to 42.0% in 2005. The increase was primarily due to an increase in the UGG brand's wholesale gross margin, related to higher initial sell-in margins, lower inventory write-offs, and lower closeout sales. Our gross margins fluctuate based on several factors.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, increased by $14,735, or 24.9%, in 2006 compared to 2005. As a percentage of net sales, SG&A increased from 22.4% in 2005 to 24.3% in 2006. The increase in SG&A was primarily due to increases in payroll, marketing and warehouse expenses partially offset by lower bad debt expense. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and other related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires us to measure compensation cost for all outstanding unvested share-based awards at the grant date fair value and recognize compensation over the requisite service period for awards expected to vest. The total stock-based compensation expense included in SG&A for 2005 and 2006 was $754 and $2,079, respectively. The increase in 2006 was primarily due to the adoption of SFAS 123R.

        Impairment Loss.    We conducted our 2006 annual impairment evaluation of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques as of December 31, 2006 and concluded that the fair value of our Teva brand trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $15,300 on our Teva trademarks in the fourth quarter of 2006.

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

        Income from operations of our eCommerce business increased by $1,779, or 25.4%, in 2006 compared to 2005. This increase was largely due to the increase in net sales, partially offset by higher operating costs.

        Loss from operations of our retail store business was $23 in 2005. Income from operations of our retail store business was $1,180 in 2006. This increase in operating income was largely due to the increase in net sales in 2006 due to the increased number of stores, partially offset by higher operating costs.

        Unallocated overhead costs increased by $7,754, or 31.0%, in 2006 compared to 2005. The increase resulted primarily from higher corporate payroll costs, warehouse expenses, and international division costs, which are not allocated to the brands.

        Other Expense (Income).    Other expense (income), net was $374 in 2005 compared to $(1,910) in 2006. Since we had outstanding borrowings under our credit facility for a short period of time in 2005 in order to meet our seasonal borrowing needs, the interest income received on our invested cash was offset by the interest expense incurred on the seasonal borrowings. In 2006, we had no outstanding borrowings during the year, higher excess cash and cash equivalents and short-term investments balances, and higher investment return rates than 2005. In addition, we had $349 and $461 of interest and penalties in 2005 and 2006, respectively, related to underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company's foreign subsidiaries, Holbrook Limited, a Hong Kong company.

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

        Net Income.    Our net income decreased by $538, or 1.7%, primarily as a result of the impairment loss related to our Teva trademarks, offset by higher net sales, higher gross profit margins, and higher interest income in 2006. Our earnings per diluted share decreased 1.7% from $2.42 to $2.38 primarily as a result of the decrease in net income.

Off-Balance Sheet Arrangements

        We have four types of off-balance sheet arrangements. See "— Contractual Obligations" below.

Liquidity and Capital Resources

        We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, short-term investments, cash generated from operations and as needed, the credit availability under our revolving credit facility. In an economic recession or under other adverse economic conditions, we may be unable to realize a return on our cash equivalents and short-term investments or to secure additional credit on favorable terms. Such failures may impact our working capital reserves and have a material adverse effect on our business. We have not experienced any failed auctions or similar sale failures of our short-term investments held at December 31, 2007. Subsequent to December 31, 2007, we sold a majority of our variable rate demand notes, auction rate securities and dividend received deduction securities at full par value. See Part I, Item 1A, "Risk Factors" for more discussion of this issue.

        During the latter part of 2007, U.S. and foreign credit markets experienced adverse conditions, including unusual volatility and a lack of secondary market liquidity, which conditions have presented, and continue to present, significant challenges to the investment markets and have limited the availability of short-term debt for working capital. While it is difficult to predict how long these adverse conditions will exist, these factors, if continuing, could adversely impact our future financial condition and our future results of operations.

        The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. The Teva brand generally begins to build inventory levels beginning in the fourth quarter and first quarter in anticipation of the Spring selling season that occurs in the first and second quarters, whereas the UGG brand generally builds its inventories in the second and third quarters to support sales for the Fall and Winter selling seasons, which historically occur during the third and fourth quarters.

        Our cash flow cycle includes the purchase of these inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. Given the seasonality of our Teva and UGG brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations is generally provided using our internal cash flows. If necessary, we may borrow funds under our revolving credit facility.

        Cash from Operating Activities.    Net cash provided by operating activities was $61,054 for the year ended December 31, 2007 compared to $48,498 for the year ended December 31, 2006. The increase in net cash provided by operating activities in 2007 was largely due to the higher net income. The increase was also due to a greater increase in income taxes payable in 2007 compared to 2006 due to the higher pre-tax income as well as a greater increase in trade accounts payable in 2007 versus 2006 primarily due to increased purchases of inventory. This was partially offset by a greater increase in inventories in 2007 compared to 2006 due to the planned early receipt of Spring 2008 product in the fourth quarter of 2007 to support the higher expected sales in the first quarter of 2008 compared to 2007, as well as a greater increase in accounts receivable in 2007 compared to 2006, which resulted primarily from increased sales. Net working capital improved by $82,313 to $230,173 as of December 31, 2007 from $147,860 as of December 31, 2006, primarily as a result of higher short-term investments balances, increased accounts receivable and increased cash and cash equivalents, partially offset by an increase in trade accounts payable and an increase in income taxes payable. These changes in working capital are primarily due to increased sales as well as our normal seasonality and timing of cash receipts and cash payments.

        Cash from Investing Activities.    Net cash used in investing activities was $55,567 in 2007, which was comprised primarily of the net purchases of short-term investments. In addition, we used $6,385 for capital expenditures, primarily related to the build-out of our new retail stores, the replacement and upgrading of certain computer equipment and additional warehouse equipment. For the year ended December 31, 2006, net cash used in investing activities was $67,546, which was comprised primarily of the net purchases of short-term investments. In addition, we used $5,543 for capital expenditures, primarily related to the build-out of three retail stores, racking for the distribution center in Camarillo, California and the replacement and upgrading of certain computer equipment.

        Cash from Financing Activities.    In 2007, net cash provided by financing activities was $14,840, consisting of the excess tax benefits from stock-based compensation as well as cash received from the exercise of stock options. In 2006, net cash provided by financing activities was $2,621 consisting primarily of cash received from the exercise of stock options as well as the excess tax benefits from stock-based compensation.

        Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and a revolving credit facility. At December 31, 2007, working capital was $230,173 including $54,525 of cash and cash equivalents and $113,567 of short-term investments. Trade accounts receivable increased by 45.7% to $72,209 at December 31, 2007 from $49,571 at December 31, 2006 resulting primarily from a 56.2% increase in net sales during the fourth quarter of 2007 compared to the fourth quarter of 2006. Accounts receivable turnover increased to 8.5 times in the twelve months ended December 31, 2007 from 8.1 times in the twelve months ended December 31, 2006, primarily as a result of increased sales and faster collections in 2007 compared to 2006 due to the continued increased demand for UGG brand product in 2007, which encouraged retailers to pay their receivables balances faster in efforts to receive their upcoming deliveries more quickly.

        Inventories increased by $19,401, or 59.9%, at December 31, 2007 compared to December 31, 2006, reflecting a $13,557 increase in UGG brand inventory, a $4,793 increase in Teva brand inventory and a $1,051 increase in Simple brand inventory. Overall, inventory turnover increased to 4.4 times for the year ended December 31, 2007 from 4.2 times for the year ended December 31, 2006, largely due to higher sales during the twelve months ended December 31, 2007 compared to net sales in the twelve months ended December 31, 2006. The increase in inventory of all brands was due to the planned early delivery of Spring 2008 product in the fourth quarter of 2007 to support the higher expected sales in the first quarter of 2008 compared to 2007.

        Our revolving credit facility with Comerica Bank (the "Facility") provides for a maximum availability of $20,000. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (7.25% at December 31, 2007) or, at our option, at the London Interbank Offered Rate, or LIBOR, (4.60% at December 31, 2007) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2009. At December 31, 2007, we had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and aggregate outstanding letters of credit of $78. As a result, $19,922 was available under the Facility at December 31, 2007.

        The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. We were in compliance with all covenants at December 31, 2007, and remain so as of the date of this report.

        As of December 31, 2007, we had no material commitments for future capital expenditures, but we estimate that the capital expenditures for 2008 will range from approximately $19,000 to $21,000 and anticipate those will include the costs of an inventory pick module in our warehouse in Camarillo, California, and the build-out of new retail stores. The actual amount of capital expenditures for 2008 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

        Contractual Obligations.    The following table summarizes our contractual obligations at December 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$43,373	$7,210	$15,519	$14,031	$6,613
Purchase obligations	89,883	87,583	1,250	1,050	—
Unrecognized tax benefits	1,869	—	1,869	—	—

Total	$135,125	$94,793	$18,638	$15,081	$6,613

        Our operating lease obligations consist primarily of building leases for our corporate offices, distribution centers and retail locations. Our purchase obligations consist primarily of approximately $87,000 in outstanding purchase orders with our manufacturers that we anticipate will become due in less than one year. Also, we have approximately $3,000 of promotional expenditures due periodically through 2012. The unrecognized tax benefits are related to uncertain tax positions that have been or will be taken in our income tax returns that would impact the effective tax rate, if recognized.

        We believe that internally generated funds, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit, market volatility and the volume of letters of credit used to purchase product, among others. See Part I, Item 1A, "Risk Factors" for a discussion of additional factors that may affect our working capital position. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirement, we may seek to sell debt securities or additional equity securities or to obtain a new credit facility or draw on our existing

Facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may, from time to time, evaluate acquisitions of other businesses or brands.

        See Note 8, "Commitments and Contingencies," to the consolidated financial statements for a discussion of certain tax obligations to authorities in China for one of the Company's foreign subsidiaries, Holbrook Limited, a Hong Kong company.

Impact of Inflation

        We believe that the rates of inflation in recent years have not had a significant impact on our net sales or profitability.

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

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing, known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a potential material change in the financial statement presentation of our financial condition or results of operations. We have historically been materially accurate in our estimates used for the reserves and allowances below. We believe that the estimates and assumptions below are among those most important to an understanding of our consolidated financial statements contained in this report.

        Allowance for Doubtful Accounts.    We provide a reserve against trade accounts receivable for estimated losses that may result from customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts. Reserves have been established for all probable losses of this nature. The gross trade accounts receivable balance was $80,564 and the allowance for doubtful accounts was $379 at December 31, 2007, compared to gross trade accounts receivable of $55,671 and allowance for doubtful accounts of $735 at December 31, 2006. The decrease in the allowance for doubtful accounts at December 31, 2007 compared to December 31, 2006 was primarily related to the collection of accounts for which we had previously reserved as doubtful as well as the write-offs of accounts deemed to be uncollectable. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at December 31, 2007 by approximately $240.

        Reserve for Sales Discounts.    A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts. The reserve for sales discounts was approximately $3,218 at December 31, 2007 and $2,502 at December 31, 2006. The increase was primarily due to the increase in gross trade accounts receivable as of December 31, 2007 compared to December 31, 2006 in addition to a larger volume of pre-season sales to customers in the fourth quarter of 2007. Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at December 31, 2007 by approximately $320.

        Allowance for Estimated Returns.    We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors. The allowance for returns was $3,687 at December 31, 2007 and $1,618 at December 31, 2006. The increase in the allowance was primarily the result of increased sales in the fourth quarter of 2007 compared to the same period in 2006, as well as a change in the assumptions used to calculate the allowance as of December 31, 2007. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at December 31, 2007 by approximately $420.

        Allowance for Estimated Markdowns.    When our customers pay their invoices, they often take deductions for markdowns against their invoices, which we seldom recover. Therefore, we record an allowance for the balance of markdowns that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for markdowns that have not yet been taken against outstanding accounts receivable balances. This estimate is based on historical trends of the timing of markdowns taken against invoices. The allowance for markdowns was $1,071 at December 31, 2007 and $1,245 at December 31, 2006. The decrease in the allowance was a result of faster resolution of these markdowns by our vendor compliance department.

        Inventory Write-Downs.    Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At December 31, 2007, inventories were stated at $51,776, net of inventory write-downs of $2,029. At December 31, 2006, inventories were stated at $32,375, net of inventory write-downs of $3,605. The decrease in inventory write-downs at December 31, 2007 compared to December 31, 2006 was primarily due to smaller amounts of closeout inventory on hand for Teva and Simple. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at December 31, 2007 by approximately $430.

        Valuation of Goodwill, Intangible and Other Long-Lived Assets.    Annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the impairment of goodwill, intangible and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying value of these assets individually. We test goodwill and nonamortizable intangible assets for impairment on an annual basis based on the fair value of the reporting unit for goodwill or the fair value of the assets for nonamortizable intangibles compared to their respective carrying value. We consider other long-lived assets to be impaired if we determine that the carrying value may not be recoverable. Among other considerations, we consider the following factors:

  •
  the assets' ability to continue to generate income from operations and positive cash flow in future periods;

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

        In 2006 and 2007, we performed our annual impairment test of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques and determined that there was no impairment of goodwill as of December 31, 2006 and 2007, or of the Teva trademarks as of December 31, 2007. However, as of December 31, 2006, we concluded that the fair value of our trademarks was less than the carrying amount, and accordingly, we recorded an impairment charge of $15,300 in the fourth quarter of 2006. Our use of different estimates (including estimated royalty rates, discount rates, and future revenues) and assumptions could produce different financial results. For example, a 5% change in the estimated future revenue growth rate for Teva would have resulted in the carrying value exceeding the fair value as of December 31, 2007. Accordingly, if growth rates fail to meet our forecasts, impairment of the Teva trademark may occur in the future.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The provisions of SFAS 157 are effective for us as of January 1, 2008. The FASB has deferred the effective date of SFAS 157 only as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115." SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value. This provides companies the opportunity to mitigate volatility in earnings caused by measuring instruments differently without complex hedge accounting provisions. SFAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the effect this Statement will have on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." The objective of the Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at "full fair value." SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. SFAS 141R is effective for us beginning January 1, 2009, and will be applied prospectively to any new business combinations.

        In December 2007, the FASB issued Statement No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." The objective of the Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for us beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including any that arose before that date.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Derivative Instruments.    Although we have used foreign currency hedges in the past, we currently do not utilize forward contracts or other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, as the majority of our purchases and sales for the foreseeable future will be denominated in U.S. currency.

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

        Market Risk.    Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At December 31, 2007, we had no outstanding borrowings under the revolving line of credit. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Item 8.    Financial Statements and Supplementary Data.

        Financial Statements and the Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(a)   Disclosure Controls and Procedures.

        Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

(b)   Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company's internal control over financial reporting includes policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the detail, transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

(c)   Changes in Internal Control over Financial Reporting

        During the fourth fiscal quarter, the Company completed the implementation of additional internal controls over financial reporting, including changing the oversight and supervision of its subsidiary accounting personnel to the Company's Assistant Controller, implementing controls to confirm the accurate determination and timely remittance of the China subsidiary's taxes due and inclusion of the China subsidiary in the scope of the annual Sarbanes-Oxley section 404 internal control evaluation. Additional measures may be forthcoming as we evaluate the effectiveness of these efforts.

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

        All additional information required by this item, including information relating to Directors and Executive Officers of the Registrant, is set forth in the Company's definitive proxy statement relating to the Registrant's 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information relating to Executive Compensation is set forth under "Proposal No. 1 — Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under "Proposal No. 1 — Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to Certain Relationships and Related Transactions is set forth under "Proposal No. 1 — Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Information relating to Principal Accountant Fees and Services is set forth under "Proposal No. 2 — Independent Registered Public Accounting Firm" in the Company's definitive proxy statement relating to the Registrant's 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

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
2.2
Asset Purchase Agreement dated as of October 9, 2002 by and Among Mark Thatcher, Teva Sport Sandals, Inc. and Deckers Outdoor Corporation. (Exhibit 2.1 to the Registrant's Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)
+2.3	Disclosure letter associated with the Asset Purchase Agreement. (Exhibit 2.2 to the Registrant's Form 8-K/A filed February 7, 2003 and incorporated herein by reference.)
3.1
Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation. (Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.2	Restated Bylaws of Deckers Outdoor Corporation. (Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation (incorporated herein by reference to Appendix B to the Registrant's Definitive Proxy Statement dated April 21, 2006 in connection with its 2006 Annual Meeting of Stockholders)
4.1	Shareholder Rights Agreement, dated as of November 12, 1998. (Exhibit 10.39 to the Registrant's Form 10-Q for the period ended September 30, 1998 and incorporated by reference herein)
#10.1	1993 Employee Stock Incentive Plan. (Exhibit 99 to the Registrant's Registration Statement on Form S-8, File No. 33-47097 and incorporated by reference herein)
#10.2
Form of Incentive Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.3
Form of Non-Qualified Stock Option Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.4
Form of Restricted Stock Agreement under 1993 Employee Stock Incentive Plan. (Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.5	Employment Agreement with Douglas B. Otto. (Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)

#10.6	First Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.7	Second Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.8	Third Amendment to Employment Agreement with Douglas B. Otto. (Exhibit 10.30 to the Registrant's Registration Statement on Form S-1, File No. 33-67248 and incorporated by reference herein)
#10.9	Deckers Outdoor Corporation 1995 Employee Stock Purchase Plan. (Exhibit 4.4 to the Registrant's Registration Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
10.10	Amended Compensation Plan for Outside Members of the Board of Directors. (Exhibit 10.42 to the Registrant's Form 10-Q for the period ended September 30, 1996 and incorporated by reference herein)
#10.11	Extension Agreement to Employment Agreement with Douglas B. Otto. (Exhibit 10.36 to the Registrant's Form 10-K for the period ended December 31, 1996 and incorporated by reference herein)
10.12
Revolving Credit Agreement dated as of February 21, 2002 among Deckers Outdoor Corporation, UGG Holdings, Inc. and Comerica Bank — California. (Exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.)
#10.13
Employment Agreement dated March 29, 2002 between Douglas B. Otto and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant's Form 10-Q for the period ended March 31, 2002 and incorporated by reference herein.)
#10.14
Employment Agreement dated November 25, 2002 between John A. Kalinich and Deckers Outdoor Corporation. (Exhibit 10.20 to the Registrant's Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
#10.15
Employment Agreement dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.21 to the Registrant's Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.16
Unsecured Subordinated Promissory Note dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant's Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.17
Note Purchase Agreement dated as of November 25, 2002 by and among Deckers Outdoor Corporation and The Peninsula Fund III Limited Partnership. (Exhibit 10.23 to the Registrant's Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.18
Amended and Restated Credit Agreement, dated as of November 25, 2002, by and among Deckers Outdoor Corporation, UGG Holdings Inc., and Comerica Bank-California. (Exhibit 10.24 to the Registrant's Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)

10.19
Amendment Number One to Amended and Restated Revolving Credit Agreement dated April 29, 2003. (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.20
Amendment Number Two to Amended and Restated Revolving Credit Agreement dated June 27, 2003. (Exhibit 10.2 to the Registrant's Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.21	Amendment Number One to Senior Subordination Agreement dated April 29, 2003. (Exhibit 10.3 to the Registrant's Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).
10.22	Amendment Number Two to Senior Subordination Agreement dated June 27, 2003. (Exhibit 10.4 to the Registrant's Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.23
Amendment Number Three to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank — California dated as of August 6, 2003. (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein)
10.24
Amendment Number Four to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of November 13, 2003 (Exhibit 10.27 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.25
Amendment Number Three to Senior Subordination Agreement dated November 13, 2003 (Exhibit 10.28 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.26
Employment Agreement effective as of January 1, 2004 between Douglas B. Otto and Deckers Outdoor Corporation (Exhibit 10.29 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.27
Employment Agreement effective as of January 1, 2004 between M. Scott Ash and Deckers Outdoor Corporation (Exhibit 10.30 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.28
Employment Agreement effective as of January 1, 2004 between Patrick C. Devaney and Deckers Outdoor Corporation (Exhibit 10.31 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.29
Employment Agreement effective as of January 1, 2004 between Constance X. Rishwain and Deckers Outdoor Corporation (Exhibit 10.32 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
#10.30
Employment Agreement effective as of January 1, 2004 between Robert P. Orlando and Deckers Outdoor Corporation (Exhibit 10.33 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.31
Lease Agreement dated November 1, 2003 between Ampersand Aviation, LLC and Deckers Outdoor Corporation for office building at 495-A South Fairview Avenue, Goleta, California, 93117 (Exhibit 10.34 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

10.32
Exclusive Independent Contractor Representation Agreement between Deckers Outdoor Corporation and BHPC Marketing, Inc. effective as of January 1, 2003 for representation of the Teva brand (Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.33
Amendment Number Five to Amended and Restated Credit Agreement between the Company and Comerica Bank- California dated as of February 28, 2005 (Exhibit 10.36 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
10.34
Lease Agreement dated September 15, 2004 between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
10.35
First Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated December 1, 2004 (Exhibit 10.38 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
#10.36	Employment Agreement between Deckers Outdoor Corporation and Angel R. Martinez (Exhibit 10.1 to the Registrant's Form 8-K filed on March 17, 2005 and incorporated by reference herein)
10.37
Amendment Number Six to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of June 14, 2005 (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 2005 and incorporated by reference herein)
#10.38
Offer of Employment Letter between the Company and Carlo Lingiardi, President of Teva, dated August 10, 2005 (Exhibit 10.1 to the Registrant's Form 8-K filed on August 16, 2005 and incorporated by reference herein)
#10.39
Offer of Employment Letter between the Company and Colin Clark, Senior Vice President-International, effective September 1, 2005 (Exhibit 10.1 to the Registrant's Form 8-K filed on August 30, 2005 and incorporated by reference herein)
10.40
Amendment Number Seven to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank dated as of September 6, 2005 (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein)
#10.41
Employment agreement effective as of March 6, 2006 between Zohar Ziv and Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant's Form 8-K filed on March 10, 2006 and incorporated by reference herein)
#10.42
Employment agreement effective as of March 20, 2006 between Peter Worley and Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant's Form 8-K filed on March 20, 2006 and incorporated by reference herein)
#10.43
Amendment number one to employment agreement effective as of April 11, 2005 between Douglas B. Otto and Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant's Form 8-K filed on April 7, 2006 and incorporated by reference herein)

#10.44
Employment agreement effective as of January 1, 2006 between Constance X. Rishwain and Deckers Outdoor Corporation (Exhibit 10.2 to the Registrant's Form 8-K filed April 7, 2006 and incorporated by reference herein)
#10.45
Employment agreement effective as of January 1, 2006 between Patrick C. Devaney and Deckers Outdoor Corporation (Exhibit 10.3 to the Registrant's Form 8-K filed April 7, 2006 and incorporated by reference herein)
#10.46
Employment agreement effective as of January 1, 2006 between Colin Clark and Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant's Form 8-K filed on April 18, 2006 and incorporated by reference herein)
#10.47
Employment agreement effective as of January 1, 2006 between Janice Howell and Deckers Outdoor Corporation (Exhibit 10.2 to the Registrant's Form 8-K filed on April 18, 2006 and incorporated by reference herein)
#10.48
Amendment number one to employment agreement effective as of January 1, 2006 between John Kalinich and Deckers Outdoor Corporation (Exhibit 10.3 to the Registrant's Form 8-K filed on April 18, 2006 and incorporated by reference herein)
10.49
Amendment Number Eight to Amended and Restated Credit Agreement between Deckers Outdoor Corporation and Comerica Bank dated as of September 5, 2006 (Exhibit 10.1 to the Registrant's Form 8-K filed on September 6, 2006 and incorporated by reference herein)
10.50
Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 21, 2006 in connection with its 2006 Annual Meeting of Stockholders)
10.51
First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 9, 2007 in connection with its 2007 Annual Meeting of Stockholders)
14.1
Deckers Outdoor Corporation's Code of Ethics for Senior Officers, as approved by the Board of Directors on December 5, 2003. (Exhibit 14.1 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
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

Date: February 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS B. OTTO Douglas B. Otto	Chairman of the Board	February 29, 2008
/s/ ANGEL R. MARTINEZ Angel R. Martinez	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2008
/s/ ZOHAR ZIV Zohar Ziv	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008
/s/ GENE E. BURLESON Gene E. Burleson	Director	February 29, 2008
/s/ MAUREEN CONNERS Maureen Conners	Director	February 29, 2008
/s/ JOHN M. GIBBONS John M. Gibbons	Director	February 29, 2008
/s/ REX A. LICKLIDER Rex A. Licklider	Director	February 29, 2008

/s/ JOHN G. PERENCHIO John G. Perenchio	Director	February 29, 2008
/s/ TORE STEEN Tore Steen	Director	February 29, 2008

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

We have audited the accompanying consolidated financial statements of Deckers Outdoor Corporation and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

As described in notes 1 and 6 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Los Angeles, California
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Deckers Outdoor Corporation:

We have audited Deckers Outdoor Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and the related consolidated financial statement schedule, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

                      /s/ KPMG LLP

Los Angeles, California
February 29, 2008

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$34,255	$54,525
Restricted cash	—	250
Short-term investments	64,637	113,567
Trade accounts receivable, net of allowances of $6,100 and $8,355 in 2006 and 2007, respectively	49,571	72,209
Inventories	32,375	51,776
Prepaid expenses and other current assets	2,199	3,276
Deferred tax assets	4,386	5,964

Total current assets	187,423	301,567
Restricted cash	—	1,000
Property and equipment, at cost, net	7,770	10,579
Trademarks	35,852	35,852
Goodwill	18,030	18,030
Intangible assets, net	517	249
Deferred tax assets	327	2,682
Other assets	54	73

Total assets	$249,973	$370,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$21,053	$36,221
Accrued sales commissions	833	1,393
Accrued payroll	6,735	12,170
Other accrued expenses	3,381	4,066
Income taxes payable	7,561	17,544

Total current liabilities	39,563	71,394

Commitments and contingencies (note 8)
Stockholders' equity:
Common stock, $0.01 par value; authorized 20,000 shares; issued and outstanding 12,588 and 13,004 shares for 2006 and 2007, respectively	126	130
Additional paid-in capital	81,761	103,659
Retained earnings	128,130	194,567
Accumulated other comprehensive income	393	282

Total stockholders' equity	210,410	298,638

Total liabilities and stockholders' equity	$249,973	$370,032

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended December 31,
	2005	2006	2007
Net sales	$264,760	$304,423	$448,929
Cost of sales	153,598	163,692	241,458

Gross profit	111,162	140,731	207,471
Selling, general and administrative expenses	59,254	73,989	101,918
Impairment loss	—	15,300	—

Income from operations	51,908	51,442	105,553
Other expense (income), net:
Interest income	(295)	(2,432)	(4,855)
Interest expense	547	350	768
Other, net	122	172	(399)

	374	(1,910)	(4,486)

Income before income taxes	51,534	53,352	110,039
Income taxes	20,387	22,743	43,602

Net income	$31,147	$30,609	$66,437

Net income per share:
Basic	$2.52	$2.45	$5.18
Diluted	$2.42	$2.38	$5.06
Weighted average common shares:
Basic	12,349	12,519	12,835
Diluted	12,866	12,882	13,129

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(amounts in thousands)

	Years Ended December 31, 2005, 2006 and 2007
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance at December 31, 2004	12,183	$122	$71,959	$66,374	$324	$138,779
Stock-based compensation expense	7	—	754	—	—	754
Stock issued under the employee stock purchase plan	43	—	295	—	—	295
Stock issued under stock incentive plan	199	2	1,487	—	—	1,489
Excess tax benefit attributable to stock options	—	—	2,293	—	—	2,293
Net income	—	—	—	31,147	—	31,147	$31,147
Foreign currency translation adjustment	—	—	—	—	(117)	(117)	(117)

Total comprehensive income							$31,030

Balance at December 31, 2005	12,432	124	76,788	97,521	207	174,640

Stock-based compensation expense	8	—	2,079	—	—	2,079
Stock issued under the employee stock purchase plan	8	—	169	—	—	169
Exercise of stock options	140	2	1,170	—	—	1,172
Excess tax benefit attributable to stock options	—	—	1,555	—	—	1,555
Net income	—	—	—	30,609	—	30,609	$30,609
Foreign currency translation adjustment	—	—	—	—	94	94	94
Unrealized gain on short-term investments	—	—	—	—	92	92	92

Total comprehensive income							$30,795

Balance at December 31, 2006	12,588	126	81,761	128,130	393	210,410

Stock-based compensation expense	10	—	6,554	—	—	6,554
Exercise of stock options	406	4	2,274	—	—	2,278
Excess tax benefit attributable to stock options	—	—	13,070	—	—	13,070
Net income	—	—	—	66,437	—	66,437	$66,437
Foreign currency translation adjustment	—	—	—	—	92	92	92
Unrealized loss on short-term investments	—	—	—	—	(203)	(203)	(203)

Total comprehensive income							$66,326

Balance at December 31, 2007	13,004	$130	$103,659	$194,567	$282	$298,638

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$31,147	$30,609	$66,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,187	2,772	3,345
Amortization	310	310	171
Provision for (recovery of) doubtful accounts, net	1,740	(1,013)	(113)
Write-down of inventory	4,836	3,543	3,367
Loss (gain) on disposal of property and equipment	13	(8)	(14)
Impairment loss on intangible assets	—	15,300	—
Deferred tax provision	(1,042)	(2,827)	(3,933)
Stock-based compensation	754	2,079	6,554
Changes in operating assets and liabilities:
Restricted cash	—	—	(1,250)
Trade accounts receivable	(2,022)	(8,875)	(22,525)
Inventories	(7,950)	(2,544)	(22,768)
Prepaid expenses and other current assets	127	(835)	(674)
Other assets	540	(2)	(19)
Trade accounts payable	(2,018)	6,547	15,168
Accrued expenses	(1,768)	3,112	6,817
Income taxes payable	2,753	330	10,491

Net cash provided by operating activities	29,607	48,498	61,054

Cash flows from investing activities:
Purchases of short-term investments	(37,116)	(146,689)	(225,371)
Proceeds from sales of short-term investments	50,091	84,644	176,135
Purchases of property and equipment	(4,104)	(5,543)	(6,385)
Proceeds from sale of property and equipment	31	42	54

Net cash provided by (used in) investing activities	8,902	(67,546)	(55,567)

Cash flows from financing activities:
Borrowings under line of credit	25,500	—	—
Repayments under line of credit	(25,500)	—	—
Excess tax benefits from stock-based compensation	—	1,280	12,562
Cash received from issuances of common stock	1,784	1,341	2,278

Net cash provided by financing activities	1,784	2,621	14,840

Effect of exchange rates on cash	77	(67)	(57)

Net change in cash and cash equivalents	40,370	(16,494)	20,270
Cash and cash equivalents at beginning of year	10,379	50,749	34,255

Cash and cash equivalents at end of year	$50,749	$34,255	$54,525

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$257	$—	$9
Income taxes	$18,684	$23,972	$24,293

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2006, and 2007

(amounts in thousands, except share quantity and per share data)

(1) The Company and Summary of Significant Accounting Policies

  The Company and Basis of Presentation

        The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its wholly owned subsidiaries (collectively referred to as the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

        The Company builds niche products into global lifestyle brands by designing and marketing innovative, functional and fashion-oriented footwear and accessories, developed for both high performance outdoor activities and everyday casual lifestyle use.

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

  Goodwill and Other Intangibles Assets

        Intangible assets consist primarily of goodwill, trademarks, patents, and noncompete covenants arising from the application of purchase accounting. Accordingly, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, as of December 31 of each year, in accordance with Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and the fair values of the intangible assets with indefinite lives. The Company evaluates the fair values in relation to the carrying values. As long as the fair value of the reporting unit or indefinite life intangible exceeds its carrying value, no impairment charge will be recognized. If the fair value of the reporting unit or indefinite life intangible is less than the carrying value, the Company will measure the amount of the impairment loss and record an impairment charge based on fair value, using market value measurements or other valuation techniques. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Accounting for Long-Lived Assets

        In accordance with SFAS 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.

  Depreciation and Amortization

        Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from one to seven years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter.

  Fair Value of Financial Instruments

        The fair values of the Company's cash and cash equivalents, restricted cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments.

  Stock Compensation

        On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, "Share-Based Payment" to account for stock-based compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation under the intrinsic value provisions of APB 25, "Accounting for Stock Issued to Employees."

        Prior to January 1, 2006, in accordance with APB 25, the intrinsic value of the nonvested stock units ("NSUs") was recorded to compensation expense over the vesting period. Awards with performance conditions were accounted as variable with the intrinsic value remeasured at each reporting date. All NSUs are recorded as equity-based awards under SFAS 123R, whereby the fair value of the NSU is calculated based on the closing stock price on the grant date.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Pro Forma Information for Periods Prior to the Adoption of SFAS 123R

        Pro forma information regarding the effect on net income and basic and diluted income per share for the year ended December 31, 2005, had the Company applied the fair value recognition provisions of SFAS 123, is as follows:

Year Ended December 31, 2005
Net income, as reported	$31,147
Add stock-based employee compensation expense included in reported net income, net of tax	460
Deduct total stock-based employee compensation expense under fair value- based method for all awards, net of tax	(1,144)

Pro forma net income	$30,463

Net income per share:
Basic — as reported	$2.52
Basic — pro forma	$2.47
Diluted — as reported	$2.42
Diluted — pro forma	$2.38

  Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, net sales, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns, markdowns and discounts, stock-based compensation, impairment assessments and charges, recoverability of deferred tax assets, depreciation and amortization, income tax and litigation contingency reserves, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities. Actual results could differ from these estimates.

  Research and Development Costs

        In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all research and development costs are expensed as incurred. Such costs amounted to $1,810, $2,506 and $2,916 in 2005, 2006 and 2007, respectively, and are included in selling, general and administrative expenses in the statement of operations.

  Advertising, Marketing, and Promotion Costs

        Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 2005, 2006 and 2007 were $10,536, $17,315 and $17,035, respectively. Included in prepaid and other current assets at December 31, 2006 and 2007 were $1,222 and $1,005, respectively, primarily related to prepaid advertising and promotion expenses for programs to take place after December 31, 2006 and 2007, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        Beginning with the adoption of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109," as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

  Net Income per Share

        Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the years ended December 31, 2005, 2006, and 2007, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of options to purchase common stock and NSUs.

        The reconciliations of basic to diluted weighted-average common shares are as follows:

	Year Ended December 31,
	2005	2006	2007
Weighted-average shares used in basic computation	12,349,000	12,519,000	12,835,000
Dilutive effect of stock options and NSUs	517,000	363,000	294,000

Weighted-average shares used for diluted computation	12,866,000	12,882,000	13,129,000

        Options to purchase 10,000 shares at $33.10 during 2005 were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore their inclusion would be anti-dilutive. All options outstanding as of December 31, 2006 and 2007 were included in the computation of diluted income per share for 2006 and 2007, respectively.

        The Company excluded 111,000, 76,000 and zero contingently issuable shares of common stock underlying its NSUs, and all of its stock appreciation rights ("SARs") and restricted stock units ("RSUs") from the diluted income per share computations for the years ended December 31, 2005, 2006 and 2007, respectively. The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance through December 31, 2005, 2006 and 2007, respectively.

  Foreign Currency Translation

        The Company considers the U.S. dollar as its functional currency. Gains and losses that arise from exchange rate fluctuations on sales and purchase transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Comprehensive Income

        Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net income, foreign currency translation adjustments, and unrealized gains and losses on available for sale investments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130, "Reporting Comprehensive Income."

  Business Segment Reporting

        Management of the Company has determined its reportable segments as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" are its strategic business units. The five reportable segments are the Teva, UGG, and Simple wholesale divisions, the eCommerce business and the retail store business. The Company performs an annual analysis of its reportable segments under SFAS No. 131. In prior periods, the Company had determined it had four reportable segments, with the eCommerce and retail store businesses being combined into one segment, Consumer Direct. The eCommerce and retail store businesses had been combined because under SFAS No. 131, while neither segment met the quantitative tests for a reportable segment, they did meet the aggregation tests because they shared a majority of the aggregation criteria. The Company's annual analysis as of December 31, 2007 concluded that the eCommerce segment now meets the quantitative tests for a reportable segment and therefore has been separated from the retail store segment. Prior year amounts for 2005 and 2006 have been reclassified for the new segment structure. Information related to the Company's business segments is summarized in note 9.

  Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Short-term Investments

        Short-term investments are classified as available for sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders' equity. Interest and dividends are included in interest income in the consolidated statements of operations. Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements. The fair values of the Company's short-term investments are shown in the table below. The Company has determined that the decline in fair values included in the table below are temporary,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

and therefore the unrealized losses have not been included in the consolidated statements of operations.

	December 31, 2006			December 31, 2007
	Cost	Unrealized Gains	Fair Value	Cost	Unrealized (Losses) Gains	Fair Value
Certificates of deposit	$1,999	$—	$1,999	$6,998	$(21)	$6,977
Government and agency securities	28,675	92	28,767	3,992	8	4,000
Corporate bonds	—	—	—	33,558	(98)	33,460
Variable rate demand notes	—	—	—	47,830	—	47,830
Auction rate securities/DRDs	33,871	—	33,871	21,300	—	21,300

Total	$64,545	$92	$64,637	$113,678	$(111)	$113,567

  Reclassifications

        Certain reclassifications have been made to the 2005 and 2006 amounts to conform to the 2007 presentation.

  New Accounting Standards

        In September 2006, the FASB issued Statement No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The provisions of SFAS 157 are effective for the Company as of January 1, 2008. The FASB has deferred the effective date of SFAS 157 only as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115." SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value. This provides companies the opportunity to mitigate volatility in earnings caused by measuring instruments differently without complex hedge accounting provisions. SFAS 159 is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." The objective of the Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at "full fair value." SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

securities. SFAS 141R is effective for the Company beginning January 1, 2009, and will be applied prospectively to any new business combination.

        In December 2007, the FASB issued Statement No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." The objective of the Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for the Company beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including any that arose before that date.

(2) Restricted Cash

        In January 2007, the Company entered into an escrow agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank. The escrow agreement was initiated in conjunction with the Company's purchase obligation with a movie production company for advertising services. As a result of the agreement, the Company has $1,250 of restricted cash as of December 31, 2007. Of the total restricted cash, $250 is short-term and is included as a current asset, and the remaining $1,000 is long-term and is included as a noncurrent asset in the Company's consolidated balance sheet at December 31, 2007.

(3) Retirement Plan

        Effective August 1, 1992, the Company established a 401(k) defined contribution plan. Substantially all employees are eligible to participate in the plan through tax-deferred contributions. Effective January 1, 2007, the Company matches 50% of an employee's contribution up to the greater of $2.4 or 6% of their eligible compensation per year. Prior to January 1, 2007, the Company matched 50% of an employee's contribution up to $2.4 per year. Matching contributions totaled $106, $148 and $368 during 2005, 2006 and 2007, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. However, the Company did not make any profit sharing contributions for the years ended December 31, 2005, 2006 or 2007.

(4) Property and Equipment

        Property and equipment is summarized as follows:

	December 31,
	2006	2007
Machinery and equipment	$9,104	$11,789
Furniture and fixtures	1,476	2,465
Leasehold improvements	6,468	7,042
Construction in progress	—	1,000

	17,048	22,296
Less accumulated depreciation and amortization	9,278	11,717

Net property and equipment	$7,770	$10,579

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(5) Notes Payable and Long-Term Debt

        The Company's revolving credit facility with Comerica Bank (the "Facility") provides for a maximum availability of $20,000. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (7.25% at December 31, 2007) or, at the Company's option, at the London Interbank Offered Rate, or LIBOR, (4.60% at December 31, 2007) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2009. At December 31, 2007, the Company had no outstanding borrowings under the Facility, no foreign currency reserves for outstanding forward contracts and outstanding letters of credit aggregated $78. As a result, $19,922 was available under the Facility at December 31, 2007.

        The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends.

(6) Income Taxes

        Components of income taxes are as follows:

	Federal	State	Foreign	Total
2005:
Current	$17,630	$4,848	$(1,049)	$21,429
Deferred	(1,064)	(118)	140	(1,042)

	$16,566	$4,730	$(909)	$20,387

2006:
Current	$21,239	$4,610	$(279)	$25,570
Deferred	(2,583)	(524)	280	(2,827)

	$18,656	$4,086	$1	$22,743

2007:
Current	$36,493	$9,207	$1,835	$47,535
Deferred	(2,695)	(630)	(608)	(3,933)

	$33,798	$8,577	$1,227	$43,602

        Foreign income (loss) before income taxes was $3,863, ($3,283) and $7,248 during the years ended December 31, 2005, 2006 and 2007, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        Actual income taxes differed from that obtained by applying the statutory federal income tax rate to earnings before income taxes as follows:

	Years Ended December 31
	2005	2006	2007
Computed "expected" income taxes	$18,161	$18,835	$38,526
State income taxes, net of federal income tax benefit	2,740	3,255	5,908
Other	(514)	653	(832)

	$20,387	$22,743	$43,602

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2007 are presented below:

	2006	2007
Deferred tax assets (liabilities), current:
Uniform capitalization adjustment to inventory	$716	$1,848
Bad debt and other reserves	2,825	3,916
State taxes	1,783	1,911
Prepaid expenses	(938)	(1,711)

Total deferred tax assets, current	4,386	5,964

Deferred tax assets (liabilities), noncurrent:
Amortization of intangible assets	(1,192)	(1,718)
Depreciation of property and equipment	373	1,152
Stock option compensation	949	3,248
Net operating loss carryforwards	197	—

Total deferred tax assets, noncurrent	327	2,682

Net deferred tax assets	$4,713	$8,646

        In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $21,600. The deferred tax assets are primarily related to the Company's domestic operations. Domestic taxable income for the years ended December 31, 2006 and 2007 was approximately $58,854 and $72,121, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance has been recorded in 2006 or 2007.

        As of December 31, 2007, withholding and U.S. taxes have not been provided on approximately $13,296 of unremitted earnings of non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.

        In 2005, the Company repatriated $3,500 under the terms of the American Jobs Creations Act of 2004 ("AJCA"), resulting in $331 of additional federal and state income taxes on repatriation. The

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

AJCA provided for a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria were met.

        In July 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

        FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective for the Company as of January 1, 2007. There was no cumulative effect of adopting FIN 48 as amounts had been previously accounted for under SFAS No. 5, "Accounting for Contingencies." A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,310
Gross increase related to prior year tax positions	2,835
Gross increase related to current year tax positions	745
Lapse of statute of limitations	(1,302)

Balance at December 31, 2007	$3,588

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of the date of adoption and as of December 31, 2007 was $1,310 and $1,869, respectively. Also, included in the balance of unrecognized tax benefits at December 31, 2007 is $1,719 that, if recognized, would be recorded as an adjustment to deferred income taxes. Since the adoption of FIN 48, the Company has accounted for interest and penalties generated by income tax contingencies as interest expense in the consolidated statements of operations. For the year ended December 31, 2007, $256 of interest generated by income tax contingencies has been recognized in the consolidated statements of operations. As of December 31, 2007, $449 of interest has been accrued in the consolidated balance sheets.

        The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service ("IRS") commenced an examination of the Company's U.S. income tax return for the year 2004 in the first quarter of 2007 that is anticipated to be completed by the end of the first quarter of 2008. The IRS has indicated that they may propose adjustments to certain of the Company's tax positions. Accordingly, as of December 31, 2007 the Company has accounted for such adjustments under FIN 48.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

Management does not anticipate the IRS audit will result in a material change to the Company's consolidated financial statements. Accordingly, it is reasonably possible that the Company's unrecognized tax benefit could change; however, the Company does not expect any change to be material.

(7) Stockholders' Equity

        The Company's 1993 Stock Incentive Plan, as amended, (the "1993 Plan") provided for 3,000,000 shares of common stock that were reserved for issuance to officers, directors, employees, and consultants of the Company. Awards to 1993 Plan participants were not restricted to any specified form which included stock options and NSUs. No stock options were granted during the years ended December 31, 2005, 2006 and 2007. The 1993 Plan was terminated in May 2006, and no new awards have been issued under this plan.

        In August 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "ESPP"). The ESPP was intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, as amended, 300,000 shares of common stock were reserved for issuance to employees who had been employed by the Company for at least six months. The ESPP provided for employees to purchase the Company's common stock at a discount below market value, as defined by the ESPP. The ESPP was terminated in September 2006, and no new shares have been issued under the ESPP after that date.

        In May 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by Amendment No. 1 dated May 9, 2007 (as amended, the "2006 Plan"). The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company's continued progress. The 2006 Plan provides for 2,000,000 new shares of the Company's common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,500,000. The 2006 Plan supersedes the 1993 Plan, which was subsequently terminated for new award grants.

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

        In May 2007, the Company's Board of Directors, upon recommendation of its Compensation Committee, adopted four new types of long-term incentive award agreements under the 2006 Plan for issuance to the Company's current and future senior executive officers. The new award types consist of SAR awards and RSU awards. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. Provided that these conditions are met, one-half of the SAR and RSU awards vest 80% on December 31, 2010 and 20% on December 31, 2011, and one-half of the SAR and RSU awards vest 80% on December 31, 2015 and 20% on December 31, 2016. In accordance with SFAS 123R, the Company recognizes expense only for those awards that management deems probable of achieving the performance and service objectives.

        On a quarterly basis, the Company has historically granted 400 fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The table below summarizes stock compensation amounts recognized in the consolidated statements of operations:

	Year Ended December 31,
	2005	2006	2007
Compensation expense recorded for:
ESPP	$—	$119	$—
Stock options	—	383	512
NSUs	564	1,195	3,482
SARs	—	—	1,375
RSUs	—	—	290
Directors' shares	190	382	895

Total compensation expense	754	2,079	6,554
Income tax benefit recognized	(294)	(867)	(2,677)

Net compensation expense	$460	$1,212	$3,877

        In the fourth quarter of 2007, one employee's status changed to nonemployee causing a modification of the awards resulting in recognition of the compensation expense equal to the fair value of the award at the date of the modification for 3,000 unvested stock options and 10,000 nonvested stock units. Accordingly, the Company recognized $235 and $1,184 of compensation expense in 2007 for these stock options and NSUs, respectively. Under the terms of the agreement, the vesting provisions remained unchanged.

        The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of December 31, 2007:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$4,019	2.0
SARs	6,495	3.2
RSUs	1,369	3.2

Total	$11,883

        A summary of the activity under the 1993 Plan and 2006 Plan as of December 31, 2005, 2006 and 2007 and changes during the period are presented below.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Summary Details for 1993 Plan Share Options

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	890,000	$7.62	6.6	$35,040
Granted	—	—
Exercised	(199,000)	7.48
Forfeited or expired	(63,000)	12.71

Outstanding at December 31, 2005	628,000	$7.16	5.4	$12,852
Granted	—	—
Exercised	(140,000)	8.39
Forfeited or expired	(22,000)	11.54

Outstanding at December 31, 2006	466,000	$6.59	3.9	$24,896
Granted	—	—
Exercised	(406,000)	5.62
Forfeited or expired	—	—

Outstanding at December 31, 2007	60,000	$12.97	5.2	$8,490

Exercisable at December 31, 2007	60,000	$12.97	5.2	$8,490

        As of December 31, 2007, all options are vested. The Company did not grant any stock options in 2005, 2006 or 2007. The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007, was $5,671, $3,875 and $33,300, respectively.

  Nonvested Stock Units Issued Under the 1993 Plan and 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	156,000	$30.76
Granted	98,000	53.18
Vested	—	—
Forfeited	(15,000)	24.57

Nonvested at December 31, 2006	239,000	40.36
Granted	3,000	63.06
Vested	—	—
Forfeited	(3,000)	40.30

Nonvested at December 31, 2007	239,000	$40.64

        During the year ended December 31, 2006, the Company granted 84,000 NSUs under the 2006 Plan and the remaining NSUs under the 1993 Plan. During the year ended December 31, 2007, all NSUs were granted under the 2006 Plan.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Stock Appreciation Rights Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	$—		$—
Granted	450,000	80.20
Exercised	—	—
Forfeited	(50,000)	80.20

Outstanding at December 31, 2007	400,000	$80.20	11.8	$29,944

Exercisable at December 31, 2007	—	$—	—	$—
Expected to vest and exercisable at December 31, 2007	156,000	$80.20	9.3	$11,678

        The maximum contractual term is 10 and 15 years from the date of grant for those SARs with final vesting dates of December 31, 2011 and December 31, 2016, respectively. The number of SARs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. As of December 31, 2007, the Company did not believe that the achievement of the performance objectives for the SARs awards with final vesting dates of December 31, 2016 was probable. Therefore, 200,000 of the total outstanding SARs were not expected to vest as of December 31, 2007. Additionally, 44,000 of the SARs awards with final vesting dates of December 31, 2011 were estimated to be forfeited due to failure to meet certain long-term service conditions and were consequently excluded from the expected to vest number above.

        For the SARs that are expected to vest on December 31, 2010 and December 31, 2011, the per share fair value of SARs granted was $50.40 on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected stock volatility of 59.0%, risk-free interest rate of 4.6%, and an expected life of 6.9 years.

  Restricted Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	—	$—
Granted	60,000	80.20
Vested	—	—
Forfeited	(7,000)	80.20

Nonvested at December 31, 2007	53,000	$80.20

        The number of RSUs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. As of December 31, 2007, the Company did not believe that the achievement of the performance objectives for the RSUs awards with final vesting dates of December 31, 2016 was probable. Therefore, 27,000 of the total outstanding RSUs were not expected to vest as of December 31, 2007. Additionally, 5,000 of the RSUs awards with final vesting dates of December 31, 2011 were estimated to be forfeited due to expected failure to meet certain long-term service conditions and were consequently excluded from the expected to vest number. Accordingly, the Company expected 21,000 RSUs to vest as of December 31, 2007.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The Company adopted a stockholder rights plan in 1998 to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all stockholders. As part of the plan, the board of directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share (the "Common Shares"), of the Company. The dividend was payable to stockholders of record on December 1, 1998 (the "Record Date"). In addition, one Right shall be issued with each Common Share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date, and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion, or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date, in each case upon the issuance of the Company's common stock in connection with any of the foregoing. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share, of the Company, at a price of $50.00, subject to adjustment. The Rights have no voting power and expire on November 11, 2008. The Company may redeem the Rights for $0.01 per right until the Right becomes exercisable.

(8) Commitments and Contingencies

        The Company leases office, distribution and retail facilities under operating lease agreements, which expire through September 2017. Many of the leases contain renewal options for approximately 3 to 5 years. Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2008	$7,210
2009	8,131
2010	7,388
2011	7,238
2012	6,793
Thereafter	6,613

$43,373

        Rent expense is recorded using the straight-line method to account for scheduled rental increases or rent holidays. Lease incentives for tenant improvement allowances are recorded as reductions of rent expense over the lease term. Total rent expense for the years ended December 31, 2005, 2006 and 2007 was approximately $2,989, $3,776 and $5,509, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The Company has $87,008 of outstanding purchase orders with its manufacturers as of December 31, 2007. In addition, the Company has entered into agreements for promotional activities. Future commitments under these purchase orders and other agreements are as follows:

Year ending December 31:
2008	$87,583
2009	625
2010	625
2011	525
2012	525

$89,883

        As disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2006, the Company has certain tax obligations to authorities in China for one of the Company's foreign subsidiaries, Holbrook Limited, a Hong Kong company. The Company has paid certain amounts against these obligations and has also negotiated certain reductions of previously accrued amounts. In accordance with SFAS No. 5, "Accounting for Contingencies," as of December 31, 2007, management has determined the aggregate range of the remaining liability for such matters to be approximately $3,000 to $4,000. Management has determined that there is no amount within this range that is more likely to occur than any other, accordingly the lower end of the expected range has been accrued in current liabilities. The range of the remaining liability may continue to change in future periods as a result of negotiations with the taxing authorities and the accrual of penalties and interest charges that may continue to be incurred through settlement. Because these matters relate in part to employment related tax matters, there is a level of subjectivity utilized in the interpretation of the application of tax and employment related laws and regulations. Accordingly, the amounts as ultimately negotiated and settled may differ from the Company's estimates.

        The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations. The Company indemnifies its licensees, distributors and certain promotional partners in connection with claims alleging use of the Company's licensed intellectual property. The terms of the agreements range up to five years initially and do not provide for a limitation on the maximum potential future payments. Management believes the likelihood of any payments is remote and would be immaterial. The Company is not currently involved in any indemnification matters in regards to its intellectual property.

(9) Business Segments, Concentration of Business, and Credit Risk and Significant Customers

        The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, non-operating income and expenses or certain unusual items to segments. The Company evaluates segment performance based on net sales and income or loss from operations. The Company's reportable segments include the strategic business units responsible for the worldwide wholesale operations of each of its brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

sales. The income from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, information technology, human resources, accounting and finance, credit and collections, executive compensation, legal, and facilities costs, among others. The operating income derived from the sales to third parties of the eCommerce segment and the retail store segment is separated into two components: (i) the wholesale profit is included in the operating income of each of the three brands, and (ii) the retail profit is included in the operating income of the eCommerce segment and the retail store segment.

        In prior years, eCommerce and retail stores were one reportable segment, Consumer Direct. The 2005 and 2006 figures presented below show the breakdown of the Consumer Direct segment into the 2007 format of two reportable segments, eCommerce and retail stores.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        Business segment information is summarized as follows:

	2005	2006	2007
Net sales to external customers:
Teva wholesale	$80,446	$75,283	$82,003
UGG wholesale	150,279	182,369	291,908
Simple wholesale	6,980	10,903	11,163
eCommerce	25,912	28,886	45,473
Retail stores	1,143	6,982	18,382

	$264,760	$304,423	$448,929

Income (loss) from operations:
Teva wholesale*	$22,270	$3,829	$21,121
UGG wholesale	48,535	72,908	119,193
Simple wholesale	(846)	(2,472)	(2,077)
eCommerce	6,995	8,774	14,502
Retail stores	(23)	1,180	3,194
Unallocated overhead	(25,023)	(32,777)	(50,380)

	$51,908	$51,442	$105,553

Depreciation and amortization:
Teva wholesale	$459	$484	$527
UGG wholesale	72	76	221
Simple wholesale	45	56	127
eCommerce	143	149	142
Retail stores	13	168	369
Unallocated overhead	1,765	2,149	2,130

	$2,497	$3,082	$3,516

Capital expenditures:
Teva wholesale	$185	$590	$56
UGG wholesale	263	84	473
Simple wholesale	29	60	305
eCommerce	143	110	172
Retail stores	343	1,830	1,861
Unallocated overhead	3,141	2,869	3,518

	$4,104	$5,543	$6,385

Total assets from reportable segments:
Teva wholesale		$70,840	$78,612
UGG wholesale		62,227	93,554
Simple wholesale		4,181	5,648
eCommerce		271	491
Retail stores		3,139	5,413

		$140,658	$183,718

*
Included in Teva income from operations in 2006 is an impairment loss of $15,300 (see note 11).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets that are specifically identifiable with one of the Company's business segments. Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company's cash and cash equivalents, short-term investments, deferred tax assets, and various other assets shared by the Company's segments.

        Reconciliations of total assets from reportable segments to the consolidated financial statements are as follows:

	2006	2007
Total assets from reportable segments	$140,658	$183,718
Unallocated deferred tax assets	4,713	8,646
Other unallocated corporate assets	104,602	177,668

Consolidated total assets	$249,973	$370,032

        The Company sells its footwear products principally to customers throughout the U.S. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, Asia, and Latin America among other regions. International sales were 13.3%, 12.6% and 13.9% of the Company's total net sales for the years ended December 31, 2005, 2006 and 2007, respectively. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

        Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. One customer accounted for 15.8%, 16.7% and 17.0% of the Company's net sales in 2005, 2006 and 2007, respectively. This customer's revenues are generated from the UGG, Teva and Simple wholesale segments. No other customer accounted for more than 10% of net sales in the years ended December 31, 2005, 2006 or 2007. As of December 31, 2006 and 2007, the Company had one customer representing 31.5% and 34.2% of net trade accounts receivable, respectively.

        As of December 31, 2007, approximately $11,951 of trademarks and $466 of goodwill were held in Bermuda by a subsidiary of the Company. Substantially all other long-lived assets were held in the U.S.

        The Company's production and sourcing is concentrated in China, New Zealand and Australia, with the vast majority of its production at six independent contractor factories in China. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties, and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(10) Quarterly Summary of Information (Unaudited)

        Summarized unaudited quarterly financial data are as follows:

	2006
	March 31	June 30	September 30	December 31
Net sales	$56,004	$41,721	$82,322	$124,376
Gross profit	24,609	18,946	37,056	60,120
Net income*	5,468	2,530	10,380	12,231
Net income per share:
Basic	$0.44	$0.20	$0.83	$0.97
Diluted	$0.43	$0.20	$0.81	$0.95

	2007
	March 31	June 30	September 30	December 31
Net sales	$72,575	$52,730	$129,381	$194,243
Gross profit	33,417	21,689	58,715	93,650
Net income	9,451	2,267	19,330	35,389
Net income per share:
Basic	$0.75	$0.18	$1.49	$2.72
Diluted	$0.73	$0.17	$1.47	$2.69

*
Included in net income in the quarter ended December 31, 2006 is an impairment loss of $15,300 (see note 11).

(11) Goodwill and Other Intangible Assets

        The Company's goodwill and other intangible assets are summarized as follows:

	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Net Carrying Amount
As of December 31, 2006
Amortizable intangible assets	$1,752	6 years	$1,235	$517
Nonamortizable intangible assets:
Trademarks	35,852
Goodwill	18,030

	$55,634

As of December 31, 2007
Amortizable intangible assets	$1,752	6 years	$1,503	$249
Nonamortizable intangible assets:
Trademarks	35,852
Goodwill	18,030

	$55,634

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        In accordance with SFAS 142, the Company performed its annual impairment test of nonamortizable intangible assets using market value approaches and valuation techniques as of December 31, 2006 and 2007, and determined that there was no impairment of goodwill as of December 31, 2006 and 2007. However, as of December 31, 2006, the Company concluded that the fair value of the Teva trademarks was less than the carrying amount and accordingly, the Company recorded an impairment charge of $15,300 in the fourth quarter of 2006. The method used to determine the fair value of the trademarks was a royalty relief method using discounted cash flows to determine future royalty revenue and expenses. The impairment loss for 2006 is included in a separate line item within income from operations, and as a part of the Teva reportable segment. There was no such impairment in 2007.

        Aggregate amortization expense for amortizable intangible assets using the straight-line amortization method for the years ended December 31, 2005, 2006 and 2007 was $310, $310 and $268, respectively. Estimated amortization expense for existing intangible assets for future periods is: $129 in 2008, $120 in 2009 and $0 thereafter.

(12) Licensing

        The Company selectively licenses its brand names in product categories beyond footwear. As of December 31, 2007, the Company had two licensing agreements for Teva brand products, including U.S. licenses for men's and women's headwear and socks and a Canadian sportswear license. The Company also has several licensing agreements for UGG brand products, specifically for handbags and other small leather goods, outerwear and cold weather accessories.

        For several of its initial licensing arrangements, the Company used BHPC Global Licensing, Inc. ("BHPC"), a full service licensing agency, to identify candidates and coordinate its licensing business. The Company paid BHPC an agency fee on license income related to the licensing agreements that BHPC coordinated on its behalf. BHPC was 50% owned by one of the Company's former directors, Daniel L. Terheggen. The Company paid BHPC until April 2007, when Mr. Terheggen sold his interest in BHPC and the Company began to pay American Heritage Apparel, which was also 50% owned by Mr. Terheggen. Beginning November 2007, the Company began paying Weebairn, Inc., which is 50% owned by Mr. Terheggen.

        In 2005, 2006 and 2007, the Company paid BHPC approximately $118, $79 and $34 in agency fees, respectively, and the unpaid balance to BHPC at December 31, 2006 and 2007 was $56 and $0, respectively. The Company paid American Heritage Apparel approximately $22 during 2007 and there was no unpaid balance to American Heritage Apparel at December 31, 2007. The Company paid Weebairn, Inc. approximately $5 in 2007 and the unpaid balance to Weebairn, Inc. at December 31, 2007 was $56.

        The Company recognizes license income upon shipment of the products by the licensees and records a corresponding fee to the licensing agency for the underlying shipments. License income, net of any fees to the licensing agency, is included in net sales in the accompanying statement of operations. Management believes that the terms entered into are at arms-length and that such terms are comparable to those with third parties.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(13) Related Party Transactions

        In 1993, the Company and Douglas B. Otto, Chairman of the Board, entered into a split dollar life insurance arrangement, whereby the Company participated in a portion of the life insurance premiums paid through 2001. The arrangement provided that Mr. Otto's estate would reimburse the Company for all premiums previously paid. In 2005, Mr. Otto reimbursed the Company for all premiums paid on his behalf. The Company carried the value of the life insurance policy at its cash surrender value, which was lower than the amount of premiums paid on the policy. As a result, the Company recognized a gain of $260 in 2005 upon settlement and receipt of the reimbursement.

        Refer also to the discussion of BHPC, American Heritage Apparel and Weebairn, Inc. in note 12.

Schedule II

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2005, 2006 and 2007

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2005:
Allowance for doubtful accounts(1)	$1,796	$1,596	$818	$2,574
Allowance for sales discounts(2)	1,485	7,368	7,143	1,710
Allowance for sales returns(3)	1,731	13,304	12,170	2,865
Markdown allowance(4)	825	410	—	1,235
Year ended December 31, 2006:
Allowance for doubtful accounts(1)	$2,574	$(1,054)	$785	$735
Allowance for sales discounts(2)	1,710	8,600	7,808	2,502
Allowance for sales returns(3)	2,865	6,419	7,666	1,618
Markdown allowance(4)	1,235	220	210	1,245
Year ended December 31, 2007:
Allowance for doubtful accounts(1)	$735	$(113)	$243	$379
Allowance for sales discounts(2)	2,502	15,126	14,410	3,218
Allowance for sales returns(3)	1,618	12,730	10,661	3,687
Markdown allowance(4)	1,245	(130)	44	1,071

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable. Deductions are the actual write offs of the receivables. In 2006 and 2007, additions were negative because the Company collected on accounts that were deemed to be potentially uncollectible as of December 31, 2005 and 2006, respectively.

(2)
The additions to the reserve for sales discounts represent estimates of discounts to be taken by our customers based upon the amount of available outstanding terms discounts in the year-end aging. Deductions are the actual discounts taken by our customers.

(3)
The additions to the allowance for returns represent estimates of returns based upon our historical returns experience. Deductions are the actual returns of products.

(4)
The additions to the markdown allowance represent chargebacks taken in the respective year as well as an estimation of chargebacks related to sales in the respective reporting period that will be taken subsequent to the respective reporting period. Deductions are the actual markdowns written off against outstanding accounts receivable.

See accompanying report of independent registered public accounting firm.

QuickLinks

DECKERS OUTDOOR CORPORATION For the Fiscal Year Ended December 31, 2007 Table of Contents to Annual Report on Form 10-K
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
Risks Relating To Our Business
Risks Related to Our Industry
Risks Relating to Our Common Stock
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
STOCKHOLDER RETURN PERFORMANCE PRESENTATION
DIVIDEND POLICY
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
FORWARD-LOOKING STATEMENTS
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in thousands, except par value)
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share data)
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (amounts in thousands)
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2005, 2006, and 2007 (amounts in thousands, except share quantity and per share data)
  Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Three Years Ended December 31, 2005, 2006 and 2007