Form 10-Q
period 2008-03-31
DECKERS OUTDOOR CORP
filed 2008-05-09
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008

Common Stock, $0.01 par value	13,037,699

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$81,065	$54,525
Restricted cash	433	250
Short-term investments	102,347	113,567
Trade accounts receivable, net of allowances of $5,072 and $8,355 as of March 31, 2008 and December 31, 2007, respectively	40,700	72,209
Inventories	49,441	51,776
Prepaid expenses and other current assets	5,669	3,276
Deferred tax assets	5,964	5,964
Total current assets	285,619	301,567

Restricted cash	700	1,000
Property and equipment, at cost, net	15,819	10,579
Intangible assets, net	54,096	54,131
Deferred tax assets	2,682	2,682
Other assets	72	73
Total assets	$358,988	$370,032

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$25,387	$36,221
Accrued expenses	11,388	17,629
Income taxes payable	7,127	17,544
Total current liabilities	43,902	71,394

Long-term liabilities	2,533	—
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000 shares; 13,015 shares issued and outstanding at March 31, 2008; 13,004 shares issued and outstanding at December 31, 2007	130	130
Additional paid-in capital	106,104	103,659
Retained earnings	205,861	194,567
Accumulated other comprehensive income	458	282
Total stockholders’ equity	312,553	298,638
Total liabilities and stockholders’ equity	$358,988	$370,032

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$97,535	$72,575
Cost of sales	51,387	39,158
Gross profit	46,148	33,417

Selling, general and administrative expenses	29,088	18,345
Income from operations	17,060	15,072

Other (income) expense, net:
Interest income	(1,389)	(1,166)
Interest expense	32	299
Other, net	(251)	40
	(1,608)	(827)
Income before income taxes	18,668	15,899

Income taxes	7,374	6,448
Net income	$11,294	$9,451

Net income per share:
Basic	$0.87	$0.75
Diluted	$0.86	$0.73

Weighted-average common shares:
Basic	13,008	12,595
Diluted	13,175	12,932

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$11,294	$9,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,122	901
Provision for (recovery of) doubtful accounts, net	619	(200)
Write-down of inventory	633	450
Loss on sale of short term investments	4	—
Gain on disposal of property and equipment	(4)	(15)
Stock-based compensation	2,009	636
Changes in operating assets and liabilities:
Restricted cash	117	(1,250)
Trade accounts receivable	30,890	13,371
Inventories	1,702	(2,232)
Prepaid expenses and other current assets	(2,393)	(248)
Trade accounts payable	(10,834)	(5,774)
Accrued expenses	(5,917)	(1,463)
Income taxes payable	(10,408)	(1,936)
Long-term liabilities	2,533	—
Net cash provided by operating activities	21,367	11,691

Cash flows from investing activities:
Purchases of short-term investments	(148,838)	(72,729)
Proceeds from sales of short-term investments	159,930	53,132
Purchases of property and equipment	(6,327)	(1,560)
Proceeds from sale of property and equipment	4	18
Net cash provided by (used in) investing activities	4,769	(21,139)

Cash flows from financing activities:
Cash from net share settlement	7	—
Excess tax benefits from stock-based compensation	386	221
Cash received from issuances of common stock	41	281
Net cash provided by financing activities	434	502
Effect of exchange rates on cash	(30)	(6)

Net change in cash and cash equivalents	26,540	(8,952)
Cash and cash equivalents at beginning of period	54,525	34,255
Cash and cash equivalents at end of period	$81,065	$25,303

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$17,405	$8,163
Interest	8	—
Non-cash investing activity:
Accruals for purchases of property and equipment	$122	$280

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)                      General

(a)          Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.  Our business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters of each year, the highest percentage of Teva® brand net sales occurring in the first and second quarters while the quarter with the highest percentage of annual net sales for the Simple® brand has varied from year to year.

As contemplated by the Securities and Exchange Commission (the “SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto.  For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(c)   Reclassifications

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

(2)                     Stock Compensation

In May 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by Amendment No. 1 dated May 9, 2007 (as amended, the “2006 Plan”).  The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued progress.  The 2006 Plan provides for 2,000,000 new shares of the Company’s common stock that are reserved for issuance to employees, directors, or consultants.  The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,500,000.  The 2006 Plan supersedes the Company’s 1993 Stock Incentive Plan, as amended (the “1993 Plan”), which was subsequently terminated for new grants.

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

In May 2007, the Company’s Board of Directors, upon recommendation of its Compensation Committee, adopted two new types of long-term incentive award agreements under the 2006 Plan for issuance to the Company’s current and future executive officers.  The new award types consist of stock appreciation right (“SAR”) awards and

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

restricted stock unit (“RSU”) awards.  These awards vest subject to certain long-term performance objectives and certain long-term service conditions.  Provided that these conditions are met, one-half of the SAR and RSU awards vest 80% on December 31, 2010 and 20% on December 31, 2011, and one-half of the SAR and RSU awards vest 80% on December 31, 2015 and 20% on December 31, 2016.  In accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), the Company recognizes expense only for those awards that management deems probable of achieving the performance and service objectives.

On a quarterly basis, the Company grants 400 fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

The table below summarizes stock compensation amounts recognized in the condensed consolidated statements of income:

	Three months ended
	March 31,
	2008	2007
Compensation expense recorded for:
Stock options	$—	$70
NSUs	1,063	416
SARs	543	—
RSUs	114	—
Directors’ shares	289	150
Total compensation expense	2,009	636
Income tax benefit recognized	(819)	(260)
Net compensation expense	$1,190	$376

The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of March 31, 2008:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)

NSUs	$10,900	2.1
SARs	6,075	3.0
RSUs	1,281	3.0
Total	$18,256

During the three months ended March 31, 2008, 79,000 NSUs were granted under the 2006 Plan.  The weighted-average grant-date fair value of these NSUs was $127.20.  Excluded from the table above are additional SARs and RSUs that vest 80% on December 31, 2015 and 20% on December 31, 2016.  As of March 31, 2008, the Company did not believe that the achievement of the performance objectives for the SAR and RSU awards with final vesting dates of December 31, 2016 was probable.  As of March 31, 2008, the additional unrecognized compensation cost related to the SAR and RSU awards with final vesting dates of December 31, 2016 was $8,019 and $1,237, respectively.

(3)                      Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. At March 31, 2008 and December 31, 2007, accumulated other comprehensive income of $458 and $282, respectively,

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

consisted of net unrealized gains (losses) on short-term investments and cumulative foreign currency translation adjustment.

Comprehensive income is determined as follows:

	Three months ended
	March 31,
	2008	2007
Net income	$11,294	$9,451
Unrealized gain on short-term investments	98	113
Cumulative foreign currency translation adjustment	78	13
Total comprehensive income	$11,470	$9,577

(4)                      Income per Share

Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three months ended March 31, 2008 and 2007, the difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock and NSUs.

The reconciliations of basic to diluted weighted-average common shares outstanding are as follows:

	Three months ended
	March 31,
	2008	2007
Weighted-average shares used in basic computation	13,008,000	12,595,000
Dilutive effect of stock options and NSUs	167,000	337,000
Weighted-average shares used for diluted computation	13,175,000	12,932,000

All options outstanding as of March 31, 2008 and 2007 were included in the computation of diluted net income per share for the three months ended March 31, 2008 and 2007.

The Company excluded 79,000 contingently issuable shares of common stock underlying its NSUs, and all of its SARs and RSUs from the diluted net income per share computation for the three months ended March 31, 2008.  The Company excluded 77,000 contingently issuable shares of common stock underlying its NSUs from the diluted net income per share computation for the three months ended March 31, 2007.  The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through March 31, 2008 and 2007, respectively.

(5)                      Restricted Cash

In January 2007, the Company entered into an escrow agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank.  The escrow agreement was initiated in conjunction with the Company’s purchase obligation with a movie production company for advertising services.  As a result

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

of the agreement, during the three months ended March 31, 2008, the Company paid $250 toward the total purchase obligation and the Company has $1,000 of restricted cash remaining as of March 31, 2008.  Film production was completed and the movie was released in March 2008. Accordingly, the Company recorded the full $1,250 obligation as advertising expense during the quarter ended March 31, 2008.  Of the total restricted cash related to this purchase obligation, $300 is short-term and is included as a current asset, and the remaining $700 is long-term and is included as a noncurrent asset in the Company’s condensed consolidated balance sheet at March 31, 2008.  The escrow agreement contains a disbursement schedule according to when the remaining funds will be disbursed to the production company, which is as follows:

January 2009	$300
January 2010	300
January 2011	200
January 2012	200
$1,000

In addition, the Company has $133 of short-term restricted cash as of March 31, 2008 held in trust as a bond for an overseas legal matter.

(6)                      Short-term Investments

Short-term investments are classified as available for sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity. Interest and dividends are included in interest income in the condensed consolidated statements of income.  Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements. The fair values of the Company’s short-term investments are shown in the table below. The Company has determined that the decline in fair values included in the table below are temporary, and therefore the unrealized losses have not been included in the condensed consolidated statements of income.  As of March 31, 2008, the Company holds $2,250 of auction rate securities that experienced failed auctions during the quarter then ended.  Based on current market conditions, it is not known when or if the capital markets will achieve successful auctions or make use of other alternatives such as redemptions or the restructuring of these securities.  The Company has not taken an impairment charge related to these securities for the three months ended March 31, 2008.  The Company based its determination on several factors, including that published market values for these securities were at 100% of par value as of March 31, 2008 and that there are publicly announced redemption proposals to liquidate these securities in 2008.  In addition, the Company believes its liquidity position as of March 31, 2008 is sufficient to allow for the time necessary for these securities to be liquidated at par value.

The fair value for each of the assets in the table below, other than auction rate securities, was determined based on quoted prices in active markets for identical assets, categorized as Level 1 inputs under FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements”.  The fair value for the auction rate securities was determined based on quoted prices in a market that is not active due to the recent failed auctions of those securities.  Therefore, the fair value for the auction rate securities is based on inputs categorized as Level 2 inputs under SFAS 157.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	March 31, 2008			December 31, 2007
	Cost	Unrealized (Losses) Gains	Fair Value	Cost	Unrealized (Losses) Gains	Fair Value
Certificates of deposit	$1,001	$—	$1,001	$6,998	$(21)	$6,977
Government and agency securities	76,587	(28)	76,559	3,992	8	4,000
Corporate bonds	22,522	15	22,537	33,558	(98)	33,460
Variable rate demand notes	—	—	—	47,830	—	47,830
Auction rate securities/DRDs	2,250	—	2,250	21,300	—	21,300
Total	$102,360	$(13)	$102,347	$113,678	$(111)	$113,567

(7)                      Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000.  Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (5.25% at March 31, 2008) or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, (2.70% at March 31, 2008) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2009.  At March 31, 2008, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $78.  As a result, $19,922 was available under the Facility at March 31, 2008.

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends.

(8)                      Income Taxes

Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  For the three months ended March 31, 2008 and 2007, the Company recorded income tax expense of $7,374 and $6,448, respectively, representing an effective income tax rate of 39.5% and 40.6%, respectively.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Balance at January 1, 2008	$3,588
Gross increase related to current year tax positions	171
Balance at March 31, 2008	$3,759

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2008 was $2,040. Since the adoption of FIN 48, the Company has accounted for interest and penalties generated by income tax contingencies as interest expense in the condensed consolidated statements of income. There was an insignificant amount of interest generated by income tax contingencies recognized in the condensed consolidated statement of income for the three months ended March 31, 2008.  The amount of interest accrued in the condensed consolidated balance sheet as of March 31, 2008 was $449.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(9)                      Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The provisions of SFAS 157 were effective for the Company as of January 1, 2008. The FASB has deferred the effective date of SFAS 157 only as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after December 15, 2008. The Company has only partially applied SFAS 157, and has not applied SFAS 157 to its intangible assets. The adoption of this statement did not have a material effect on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value. This provides companies the opportunity to mitigate volatility in earnings caused by measuring instruments differently without complex hedge accounting provisions. SFAS 159 was effective for the Company beginning January 1, 2008. The adoption of this statement did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. SFAS 141R is effective for the Company beginning January 1, 2009, and will be applied prospectively to any new business combinations.

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for the Company beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including any that arose before that date.

In March 2008, the FASB issued Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  The objective of SFAS 161 is to improve the transparency of financial reporting by requiring additional disclosures about an entity’s derivative and hedging activities. This Statement is effective for the Company beginning January 1, 2009, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company will apply this Statement prospectively to any new derivative and hedging activities entered into on or after the effective date.

(10)                Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, non-operating income and expenses or certain unusual items to segments. The Company evaluates segment performance based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units responsible for the worldwide wholesale operations of each of its brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, information technology, human resources, accounting and finance, credit and collections, executive compensation, legal, and facilities costs, among others.  The operating income derived from the sales to third parties of the eCommerce segment and the retail store segment is separated into two components:  (i) the wholesale profit is included in the operating income of each of the three brands, and (ii) the retail profit is included in the operating income of the eCommerce segment and the retail store segment.

In prior years, eCommerce and retail stores were one reportable segment, Consumer Direct.  The figures presented below for the period ended March 31, 2007 show the breakdown of the Consumer Direct segment into the current format of two reportable segments, eCommerce and retail stores.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Net sales and operating income (loss) by business segment are summarized as follows:

	Three months ended
	March 31,
	2008	2007
Net sales to external customers:
UGG wholesale	$35,382	$20,144
Teva wholesale	36,809	37,724
Simple wholesale	4,388	3,623
eCommerce	15,636	8,916
Retail stores	5,320	2,168
	$97,535	$72,575

Income (loss) from operations:
UGG wholesale	$16,653	$8,695
Teva wholesale	8,838	12,673
Simple wholesale	53	(26)
eCommerce	5,193	2,963
Retail stores	269	(45)
Unallocated overhead costs	(13,946)	(9,188)
	$17,060	$15,072

Business segment asset information is summarized as follows:

	March 31,	December 31,
	2008	2007
Total assets for reportable segments:
UGG wholesale	$47,146	$93,554
Teva wholesale	90,459	78,612
Simple wholesale	7,472	5,648
eCommerce	562	491
Retail stores	5,549	5,413
	$151,188	$183,718

The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets, that are specifically identifiable with one of the Company’s segments.  The Company evaluates the recoverability of its intangible assets as of December 31 of each year, or sooner if certain triggering events occur.  If actual results for the Teva brand are below forecasts, or if the discount and royalty rates change, the Company may experience an impairment charge related to certain of its intangible assets related to the Teva segment.  Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company’s cash and cash equivalents, short-term investments, deferred tax assets, and various other assets shared by the Company’s segments.  Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets are as follows:

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	March 31,	December 31,
	2008	2007
Total assets for reportable segments	$151,188	$183,718
Unallocated deferred tax assets	8,646	8,646
Other unallocated corporate assets	199,154	177,668
Consolidated total assets	$358,988	$370,032

The Company sells its footwear products principally to customers throughout the U.S.  The Company also sells its footwear products to foreign distributors located in Europe, Canada, Australia, Asia, and Latin America among other regions.  International sales were 19.3% and 23.3% of the Company’s total net sales for the three months ended March 31, 2008 and 2007, respectively. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

As of March 31, 2008, approximately $11,951 of trademarks and $466 of goodwill are held in Bermuda by a subsidiary of the Company.  Substantially all other long-lived assets are held in the U.S.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of the Company’s net sales for either the three months ended March 31, 2008 or 2007. As of March 31, 2008 and December 31, 2007, the Company had one customer representing 12.0% and 34.2%, respectively, of net trade accounts receivable.

The Company’s production and sourcing is concentrated in China, New Zealand and Australia, with the vast majority of its production at six independent contractor factories in China. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties, and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, changes in labor laws, and, in certain parts of the world, political instability.

(11)                Contingencies

As disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, the Company has certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company. The Company has paid certain amounts against these obligations and has also negotiated certain reductions of previously accrued amounts. In accordance with SFAS No. 5, “Accounting for Contingencies,” as of March 31, 2008, management has determined the aggregate range of the remaining liability for such matters to be approximately $2,900 to $3,400. Management has determined that there is no amount within this range that is more likely to occur than any other, accordingly the lower end of the expected range has been accrued in current liabilities. The range of the remaining liability may continue to change in future periods as a result of negotiations with the taxing authorities and the accrual of interest charges that may continue to be incurred through settlement. Because these matters relate in part to employment related tax matters, there is a level of subjectivity utilized in the interpretation of the application of tax and employment related laws and regulations. Accordingly, the amounts as ultimately negotiated and settled may differ from the Company’s estimates.

The Company is currently involved in various legal claims arising from the ordinary course of its business.  Management does not believe that the disposition of these matters will have a material effect on the Company’s consolidated financial position or results of operations The Company indemnifies its licensees, distributors and

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

certain promotional partners in connection with claims alleging use of the Company’s licensed intellectual property.  The terms of the agreements range up to five years initially and do not provide for a limitation on the maximum potential future payments.  Management believes the likelihood of any payments is remote and would be immaterial.  The Company is not currently involved in any indemnification matters in regards to its intellectual property.

(12)                Subsequent Events

In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC. The purchase price was approximately $6 million in cash plus a potential future earn-out, subject to customary working capital adjustments. The Company does not expect the acquisition to have a material effect on its consolidated financial statements for the remainder of the year.

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

We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in our Annual Report for the year ended December 31, 2007 on Form 10-K under Item 1A. Risk Factors and in this Quarterly Report on Form 10-Q under Item 1A. Risk Factors. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen.

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

Overview

We are a leading designer, producer and brand manager of innovative, high-quality footwear and the category creator in the luxury sheepskin, sport sandal and sustainable footwear segments. We market our products under three proprietary brands:

•                  UGG®: Authentic luxury sheepskin boots and a full line of luxury and comfort footwear and accessories;

•                  Teva®: High performance sport shoes and rugged outdoor footwear and accessories; and

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

UGG Brand Overview

The UGG brand has become a well-known brand throughout the country as well as internationally.  Over the past few years, our UGG brand has received increased media exposure including increased print media in national ads and cooperative advertising with our customers, which has contributed to broader public awareness of the UGG brand and significantly increased demand for the collection.  We believe that the increased media focus and demand for UGG products were driven by the following:

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

We believe the luxury and comfort features of UGG brand products will continue to drive long-term consumer demand.  Recognizing that there is a significant fashion element to UGG brand footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers.  As part of this strategy, we have increased our product offering to approximately 140 styles for men, women and children for the Fall 2008 season.  This product line expansion includes a growing Spring line, an expanded men’s line, as well as a Fall line that consists of a range of luxurious collections for both genders.  These collections include: new fashion collections, a variety of casual comfort collections, cold weather offerings, as well as our Classic, Ultra, Ultimate and Slippers collections.

Nevertheless, we cannot assure investors that UGG brand sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline.  For the first quarter of 2008, the UGG brand’s wholesale net sales increased by approximately 75.6%, and the UGG brand’s net sales including wholesale, eCommerce and retail store sales increased by approximately 83.6%, compared to the same period in 2007.  We cannot assure investors that these growth rates will continue.

Teva Brand Overview

In 2006 and 2007, we began repositioning the Teva brand to a younger target consumer, and dedicated significantly greater resources to product planning, design, and development, as well as to aggressive marketing.  These efforts led to an increase of approximately 9.2% in net sales of Teva products, including wholesale, eCommerce and retail store sales in fiscal 2007 compared to fiscal 2006.  However, for the first quarter of 2008, wholesale net sales of Teva products decreased by approximately 2.4%, and net sales of Teva products including wholesale, eCommerce and retail store sales decreased by approximately 2.6%, compared to the same period in 2007.

We see a continuing shift in consumer preferences and lifestyles to include more outdoor recreational activities.  The Teva brand has remained popular among professional and amateur outdoor enthusiasts, who consider the brand authentic and performance oriented.  Our Spring and Fall 2008 product lines include new product introductions, which have been well received by our customers.

We intend to continue to explore opportunities to broaden the Teva brand’s distribution with quality, image-enhancing retailers both within and beyond the core outdoor specialty and sporting goods channels. Through effective channel management and product line segmentation, we plan to expand into new distribution channels without diluting our outdoor heritage and our appeal to outdoor enthusiasts.  Through appropriate channel product line expansion, we plan to broaden our product offerings to meet the performance and lifestyle needs of today’s outdoor consumer.

Simple Brand Overview

Simple Shoes is committed to innovation and bringing 100% sustainable products to the market, growing the brand’s business while at the same time bringing awareness and creating meaningful, environmentally friendly products for a global market.

Simple Shoes began in 1991 as an alternative to all the over-built, over-priced, and over-hyped products in the marketplace at that time. The brand’s legacy was built on its original sneaker design, the O.S. Sneaker, and grew to include successful sandal, clog and casual products. In Fall 2005, as a response to the massive amount of waste produced by the footwear industry, the Simple brand launched a new collection of sustainable footwear called Green Toe®. Green Toe represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes.

The progress in Green Toe has influenced the rest of the Simple product line, which is evident in the addition of sustainable innovations like water-based cements, shoelaces and footbeds made from recycled plastic bottles, hemp and organic cotton uppers, outsoles made from recycled car tires and 100% post consumer recycled packaging. We continue to improve our distribution initiatives through the establishment of dedicated sales representatives in key markets.  In the third quarter of 2007, the Simple brand launched ecoSNEAKS™, the first sneaker collection made from sustainable materials. In the first quarter of 2008, the brand experienced positive momentum at retail with its new products in both Green Toe and ecoSNEAKS collections as the sustainable lifestyle movement is being accepted and understood by more consumers. We have increased our account base both domestically and internationally.  We have also expanded our presence into additional retail stores with our key accounts.

For the first quarter of 2008, wholesale net sales of Simple products increased by approximately 21.1%, and net sales of Simple products including wholesale, eCommerce and retail store sales increased by approximately 25.2%, compared to the same period in 2007.  We expect Simple brand net sales growth including wholesale, eCommerce and retail store sales, to be higher year over year in 2008 compared to 2007.

eCommerce Overview

We acquired our eCommerce retailing business in November 2002 as part of the acquisition of the Teva Rights.  Our eCommerce business, which sells all three of our brands, enables us to meet the growing demand for these products, to sell the products at retail prices and to provide us with significant incremental operating income. From the time we initiated our eCommerce business through the end of 2007, we have had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers have continued to increase reliance on the internet for footwear and other purchases.  For the first quarter of 2008, net sales of the eCommerce business increased by approximately 75.4% compared to the same period in 2007.  As our eCommerce sales increase, we do not expect this growth rate to continue.

Our eCommerce business consists of internet sales and catalog sales.  Managing our internet business requires us to focus on generating internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes.  We plan to continue to grow our internet business through improved website features and performance, increased marketing and international websites. Overall, our eCommerce business benefits from the strength of our brands and, as we grow our brands over time, we expect this division to continue to be an important segment of our business.

Retail Stores Overview

In 2007, we opened our fifth retail outlet store, in Woodbury, New York, to add to our existing retail outlet stores in Ventura, California; Camarillo, California; Wrentham, Massachusetts and Riverhead, New York.  In 2007, we also opened our second UGG brand concept store in Chicago, Illinois, to add to our existing concept store in New York, New York.  Based on the success of the existing stores, we plan to open two additional UGG brand concept stores in 2008, one in San Francisco, California and another in New York City.  We also plan to open an outlet store in New Jersey by the end of 2008.

Our Teva and Simple China distributor plans to open two stand-alone Teva stores during the second quarter of fiscal 2008 as well as additional shop-in-shops later in the year.  In April 2008, our Taiwanese distributor opened the first ever Simple stand-alone store for the brand in Taipei.  In the United Kingdom, we plan to open at least one and potentially two UGG brand stores in London later in 2008.

Our retail stores enable us to directly impact our customers’ experience, meet the growing demand for these products, sell the products at retail prices and provide us with incremental operating income. Net sales of the retail store business increased 145.4% in the first quarter of 2008, compared to the same period in 2007.  For those stores that were open during the first quarter of last year, same store sales grew by 46.1% when compared to the same period last year. We do not expect these growth rates to continue because as we increase the number of our stores, each new store is likely to have a reduced impact on our growth rate.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters of each year and the highest percentage of Teva brand net sales occurring in the first and second quarters.  To date, the Simple brand has not had a seasonal impact on the Company.

2008
First Quarter
Net sales	$97,535
Income from operations	$17,060

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$72,575	$52,730	$129,381	$194,243
Income from operations	$15,072	$2,864	$30,660	$56,957

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,004	$41,721	$82,322	$124,376
Income from operations*	$8,823	$3,913	$17,191	$21,515

*  Included in income from operations in the fourth quarter of 2006 is a $15,300 impairment loss on our Teva trademark.

With the dramatic growth in the UGG brand in recent years, combined with the introduction of a Fall Teva product line, net sales in the second half of the year have exceeded that for the first half of the year.  Given our expectations for each of our brands in 2008, we currently expect this trend to continue.  Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties.  See Item 1A. “Risk Factors.”

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended
	March 31,
	2008	2007
Net sales by location:
U.S.	$78,691	$55,644
International	18,844	16,931
Total	$97,535	$72,575

Net sales by product line and eCommerce and retail store business:
UGG:
Wholesale	$35,382	$20,144
eCommerce	14,174	7,578
Retail stores	5,198	2,100
Total	54,754	29,822
Teva:
Wholesale	36,809	37,724
eCommerce	869	963
Retail stores	48	29
Total	37,726	38,716
Simple:
Wholesale	4,388	3,623
eCommerce	593	376
Retail stores	74	38
Total	5,055	4,037

Total	$97,535	$72,575

Income (loss) from operations by product line and eCommerce and retail store business:
UGG wholesale	$16,653	$8,695
Teva wholesale	8,838	12,673
Simple wholesale	53	(26)
eCommerce	5,193	2,963
Retail stores	269	(45)
Unallocated overhead costs	(13,946)	(9,188)
Total	$17,060	$15,072

The following table sets forth certain data as a percentage of net sales for the periods indicated, and the percent change in dollars of each item between the periods.

	Three Months Ended		Percent
	March 31,		Change
	2008	2007	2008 to 2007
Net sales	100.0%	100.0%	34.4%
Cost of sales	52.7	54.0	31.2
Gross profit	47.3	46.0	38.1
Selling, general and administrative expenses	29.8	25.3	58.6
Income from operations	17.5	20.8	13.2
Other income, net	(1.6)	(1.1)	94.4
Income before income taxes	19.1	21.9	17.4
Income taxes	7.6	8.9	14.4
Net income	11.6%	13.0%	19.5%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Overview.  For the three months ended March 31, 2008, we had net sales of $97,535 and income from operations of $17,060 compared to net sales of $72,575 and income from operations of $15,072 for the three months ended March 31, 2007.  The increase in net sales was primarily due to an increase in UGG product sales as well as an increase in Simple product sales, partially offset by a decrease in Teva product sales.  Income from operations increased as a result of increased net sales and higher gross margins, partially offset by increased selling, general and administrative expenses.

Net Sales.  Net sales increased by $24,960, or 34.4%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This increase was primarily driven by strong sell-through and reorders for the UGG brand.  In addition, our weighted-average wholesale selling price per pair increased 22.3% to $23.52 for the three months ended March 31, 2008 from $19.23 for the three months ended March 31, 2007, resulting primarily from higher UGG sales, which generally carry a higher average selling price.  During the quarter, we experienced increases in the number of pairs sold of our UGG and Simple brands, partially offset by a decrease in the number of pairs sold of our Teva brand, resulting in a 3.0% overall increase in the volume of footwear sold to 3.4 million pairs for the three months ended March 31, 2008 compared to 3.3 million pairs for the three months ended March 31, 2007.

Wholesale net sales of our UGG brand increased by $15,238, or 75.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to an increase in the number of pairs sold as well as an increased average wholesale price per pair.  Domestic sales were driven by robust consumer demand for the product line, including sandals, boots and slippers.

Wholesale net sales of our Teva brand decreased by $915, or 2.4%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to a decrease in the number of pairs sold.  The brand’s performance was impacted by a delay in shipments to both domestic and international accounts as well as lower than expected fill-in orders late in the quarter.

Wholesale net sales of our Simple brand increased by $765, or 21.1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Simple’s performance was driven primarily by demand for ecoSNEAKS as well as strong sell-through of the spring Green Toe collection.

Net sales of our eCommerce business increased by $6,720, or 75.4%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  For the three months ended March 31, 2008, net sales of the eCommerce business included sales of UGG of $14,174, Teva of $869 and Simple of $593.  For the three months ended March 31, 2007, the breakdown consisted of sales of UGG of $7,578, Teva of $963 and Simple of $376.  The increase in net sales of the eCommerce business was primarily due to an increase in UGG brand internet sales.

Net sales of our retail store business increased by $3,152, or 145.4%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. For the three months ended March 2008, net sales of the retail store business included sales of UGG of $5,198, Teva of $48 and Simple of $74.  For the three months ended March 31, 2007, the breakdown consisted of sales of UGG of $2,100, Teva of $29 and Simple of $38.

International sales, which are included in the segment sales above, for all of our products combined increased by $1,913, or 11.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, representing 19.3% of net sales for the three months ended March 31, 2008 compared to 23.3% of net sales for the three months ended March 31, 2007.  The majority of the international sales growth in absolute dollars was from the UGG brand as well as the Simple brand in each of our international markets, while Teva grew in certain of our international markets with a decline in Europe.

Gross Profit.  Gross profit increased by $12,731, or 38.1%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.  As a percentage of net sales, gross margin was 47.3% for the three months ended March 31, 2008, compared to 46.0% for the three months ended March 31, 2007, primarily due to higher full priced sales of UGG product in our wholesale and retail divisions as well as a lower overall impact of closeout sales.  These margin gains were partially offset by increased inventory write-downs.  Our gross margins fluctuate based on several factors and we expect our gross margin to decrease for the full year of 2008 over 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, increased by $10,743, or 58.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  As a percentage of net sales, SG&A increased to 29.8% for the three months ended March 31, 2008 compared to 25.3% for the three months ended March 31, 2007.  The increase in SG&A in absolute dollars resulted primarily from variable costs associated with the higher sales, such as commissions, marketing and other selling expenses and two new retail stores that were not open in the first quarter of last year.  The increase in SG&A as a percentage of net sales was primarily due to an increase in personnel and share-based compensation costs, our portion of the production costs for the documentary IMAX film, “Grand Canyon Adventure, River at Risk “ which was sponsored by Teva and was released in IMAX theaters in March 2008, increased rent for additional distribution center space, increased legal costs due primarily to increased efforts to defend our intellectual property and increased bad debt expense due primarily to a difficult retail environment.

Income from Operations.  Income from operations increased by $1,988, or 13.2%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This increase was due primarily to the increase in net sales and gross profit, partially offset by the increase in SG&A expenses.

Income from operations of UGG wholesale increased by $7,958, or 91.5%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase was primarily the result of the higher sales volumes and gross margins, partially offset by increased marketing, commissions and research and development expenses.

Income from operations of Teva wholesale decreased by $3,835, or 30.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This decrease resulted primarily from lower sales and decreased gross margins due to increased inventory write-downs, as well as higher divisional expenses including our portion of the production costs for the documentary IMAX film, “Grand Canyon Adventure, River at Risk.”

Income from operations of Simple wholesale was $53 for the three months ended March 31, 2008 compared to a loss from operations of $26 for the three months ended March 31, 2007.  This improvement in performance was primarily due to higher sales and slightly better gross margins due to a decreased impact of closeout sales, partially offset by higher product design expenses, divisional sales expenses and commissions expense.

Income from operations of our eCommerce business increased by $2,230, or 75.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This was primarily due to the increase in net sales, partially offset by higher operating costs and marketing expenses.

Income from operations of our retail store business increased by $314, or 697.8% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This was primarily due to the increase in net sales, partially offset by higher operating costs.  Because this business is in its early stages and we have begun adding new stores each year, our growth rate has increased significantly since inception. We do not expect this growth rate to continue.

Unallocated overhead costs increased by $4,758, or 51.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, resulting primarily from higher corporate payroll costs, including share-based compensation, and higher distribution center rent expense related to additional space added in December 2007.

Other (Income) Expense, Net.  Interest income increased by $223, or 19.1%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.  The increase resulted primarily from the investment of our higher average cash, cash equivalents and short-term investments balances.  Other income was $251 for the three months ended March 31, 2008 compared to other expense of $40 for the three months ended March 31, 2007.  This was primarily due to the reversal of penalties during the three months ended March 31, 2008 that were previously accrued related to certain tax matters in the Far East, because authorities in China did not assess the related estimated penalties when a portion of the tax obligations were paid.

Income Taxes.  For the three months ended March 31, 2008, income tax expense was $7,374, representing an effective income tax rate of 39.5%.  For the three months ended March 31, 2007, income tax expense was $6,448 representing an effective income tax rate of 40.6%.  The decrease in the effective tax rate was primarily due to a greater proportion of overall anticipated annual pre-tax income from international jurisdictions, which have lower income tax rates than the U.S.  The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income.   Our net income increased by $1,843, or 19.5%, as a result of the items discussed above.  Our diluted earnings per share increased 17.8% to $0.86 for the three months ended March 31, 2008 compared to $0.73 in the same period of 2007, primarily as a result of the increase in net income.

Off-Balance Sheet Arrangements

We have four types of off-balance sheet arrangements.  Three types of our off-balance sheet arrangements are contractual obligations and one type is unrecognized tax benefits related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized.  See “— Contractual Obligations” below.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, short-term investments, cash generated from operations and as needed, the credit availability under our revolving credit facility. In an economic recession or under other adverse economic conditions, we may be unable to realize a return on our cash equivalents and short-term investments or to secure additional credit on favorable terms. Such failures may impact our working capital reserves and have a material adverse effect on our business. As of March 31, 2008, the Company holds $2,250 of auction rate securities that experienced failed auctions during the quarter then ended.  Based on current market conditions, it is not known when or if the capital markets will achieve successful auctions or make use of other alternatives such as redemptions or the restructuring of these securities.  The Company has not taken an impairment charge related to these securities for the three months ended March 31, 2008.  The Company based its determination on several factors, including that published market values for these securities were at 100% of par value as of March 31, 2008 and that there are publicly announced redemption proposals to liquidate these securities in 2008.  In addition, the Company believes its liquidity position as of March 31, 2008 is sufficient to allow for the time necessary for these securities to be liquidated at par value.

Since the latter part of 2007, U.S. and foreign credit markets have experienced adverse conditions, including unusual volatility and a lack of secondary market liquidity, which conditions have presented, and continue to present, significant challenges to the investment markets and have limited the availability of short-term debt for working capital. While it is difficult to predict how long these adverse conditions will exist, these factors, if continuing, could adversely impact our future financial condition and our future results of operations.

The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. The UGG brand generally builds its inventories in the second and third quarters to support sales for the Fall and Winter selling seasons, which historically occur during the third and fourth quarters, whereas the Teva brand generally begins to build inventory levels beginning in the fourth quarter and first quarter in anticipation of the Spring selling season that occurs in the first and second quarters.

Our cash flow cycle includes the purchase of these inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. Given the seasonality of our UGG and Teva brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations is generally provided using our internal cash flows. If necessary, we may borrow funds under our revolving credit facility.

Cash from Operating Activities.  Net cash provided by operating activities was $21,367 and $11,691 for the three months ended March 31, 2008 and 2007, respectively.   The change in net cash from operating activities was primarily due to a greater decrease in trade accounts receivable as well as increased net income in the first three months of 2008 compared to the first three months of 2007.  The larger decrease in trade accounts receivable is primarily the result of higher cash collections of trade accounts receivable during the three months ended March 31, 2008 that were generated by increased net sales in the quarter ended December 31, 2007 compared to the same period in 2006.  The increase in cash from operating activities was partially offset by greater decreases in income taxes payable, trade accounts payable and accrued expenses in the first three months of 2008 compared to the first three months of 2007.  The decrease in income taxes payable was due to payment of the higher income tax obligations from December 31, 2007 compared to December 31, 2006.  The higher decreases in trade accounts payable and accrued expenses were primarily due to the timing of our inventory purchases and other expenses near the end of the period ended March 31, 2008 compared to the year ago period.  Net working capital improved by $11,544 to $241,717 as of March 31, 2008 from $230,173 as of December 31, 2007, primarily as a result of the higher balances of cash and cash equivalents as well as the decreased balances of income taxes payable, trade accounts payable and accrued expenses.  The increase in working capital was partially offset by the lower balances of trade accounts receivable and short-term investments.  The changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.

Cash from Investing Activities.  For the three months ended March 31, 2008, net cash provided by investing activities was $4,769, which was comprised primarily of net sales of short-term investments, partially offset by purchases of property and equipment.  Our capital expenditures were primarily related to progress payments toward a new inventory pick module in our distribution center, which we expect will become operational in June 2008, leasehold improvements and new furniture for additional corporate offices, and computer hardware and software.  For the three months ended March 31, 2007, net cash used in investing activities was $21,139, which was comprised primarily of net purchases of short-term investments as well as capital expenditures, primarily a new UGG brand trade show booth, the replacement and upgrading of certain computer equipment and a new Simple brand trade show booth.

Cash from Financing Activities.  For the three months ended March 31, 2008, net cash provided by financing activities was $434 compared to $502 for the three months ended March 31, 2007.  For the three months ended March 31, 2008, the net cash provided by financing activities primarily consisted of the excess tax benefits from stock-based compensation as well as cash received from the exercise of stock options.  For the three months ended March 31, 2007, net cash provided by financing activities consisted primarily of cash received from the exercise of stock options as well as the excess tax benefits from stock-based compensation.

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and a revolving credit facility.  At March 31, 2008, working capital was $241,717 including $81,065 cash and cash equivalents and $102,347 of short-term investments.  Trade accounts receivable decreased by 43.6% to $40,700 at March 31, 2008 from $72,209 at December 31, 2007, primarily due to normal seasonality.  Accounts receivable turnover increased to 9.3 times in the twelve months ended March 31, 2008 from 8.5 times in the twelve months ended December 31, 2007.

Inventories decreased 4.5% to $49,441 at March 31, 2008 from $51,776 at December 31, 2007, reflecting a $513, $1,757 and $65 decrease in UGG, Teva and Simple inventory, respectively.  Overall, inventory turnover was 4.4 times for both the twelve months ended March 31, 2008 and the twelve months ended December 31, 2007.  The decreases in inventory as of March 31, 2008 were largely due to normal seasonality.

Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000.  Up to $10,000 of borrowings may be in the form of letters of credit.  The Facility bears interest at the lender’s prime rate (5.25% at March 31, 2008) or, at our option, at the London Interbank Offered Rate, or LIBOR, (2.70% at March 31, 2008) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets.  The Facility includes annual commitment fees of $60 per year and expires on June 1, 2009.  At March 31, 2008, we had no outstanding borrowings under the Facility and outstanding letters of credit of $78.  As a result, $19,922 was available under the Facility at March 31, 2008.

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends.  We were in compliance with all covenants at March 31, 2008, and remain so as of the date of this report.

As of March 31, 2008, we had no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2008 will range from approximately $14,000 to $16,000 and anticipate those will include the costs of an inventory pick module in our warehouse in Camarillo, California, the build-out of new retail stores and our corporate offices, and miscellaneous computer hardware and software.  The actual amount of capital expenditures for the remainder of 2008 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

We believe that internally generated funds, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit and market volatility, among others.  Please refer to our Annual Report on Form 10-K under Item 1A. Risk Factors and this Quarterly Report on Form 10-Q under Item 1A. Risk Factors for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirement, we may seek to sell debt securities or additional equity securities or to obtain a new facility or draw on our existing Facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although, as of March 31, 2008, there were no binding understandings, commitments or agreements with respect to the acquisition of any other businesses, we may, from time to time, evaluate acquisitions of other businesses or brands.  For example, in May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC. The purchase price was approximately $6 million in cash plus a potential future earn-out, subject to customary working capital adjustments.

Contractual Obligations.  The following table summarizes our contractual obligations at March 31, 2008, and the effects such obligations are expected to have on liquidity and cash flow in future periods.  The table does not include obligations related to the Company’s acquisition of TSUBO, LLC.  See Note 12, “Subsequent Events,” to the condensed consolidated financial statements for more information on this acquisition.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$49,125	$8,533	$16,859	$14,630	$9,103
Purchase orders	210,183	210,183	—	—	—
Promotional expenses	2,463	788	1,150	525	—
Unrecognized tax benefits	2,040	—	2,040	—	—
Total	$263,811	$219,504	$20,049	$15,155	$9,103

Our operating lease obligations consist primarily of building leases for our corporate offices, distribution centers and retail locations.  Our outstanding purchase orders are with our manufacturers.  Our promotional expenditures are due periodically through 2012. The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized. All of the operating lease obligations, approximately $195,783 of the outstanding purchase orders, approximately $1,463 of the promotional expenditures and all of the unrecognized tax benefits are off-balance sheet obligations, while approximately $14,400 of the outstanding purchase orders and $1,000 of the promotional expenditures have been accrued in the condensed consolidated balance sheet as of March 31, 2008.

See Note 11, “Contingencies,” to the condensed consolidated financial statements for a discussion of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries.

Impact of Inflation

We believe that the rates of inflation during the three most recent fiscal years have not had a material impact on our net sales or income from operations.

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

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay.  We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience, and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts.  Reserves have been established for all probable losses of this nature.  The gross trade accounts receivable balance was $45,772 and the allowance for doubtful accounts was $1,003 at March 31, 2008, compared to gross trade accounts receivable of $80,564 and the allowance for doubtful accounts of $379 at December 31, 2007.  The increase in the allowance for doubtful accounts at March 31, 2008 compared to December 31, 2007 was primarily due to the identification of several potentially uncollectible accounts, which increased the reserve percentage applied to the lower grade accounts, and consequently, increased the bad debt reserve as of March 31, 2008.  Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial results.  For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at March 31, 2008 by approximately $300.

Reserve for Sales Discounts.  A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment, and payment timelines.  We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts. The reserve for sales discounts was $1,089 at March 31, 2008 and $3,218 at December 31, 2007.  The decrease in the reserve for sales discounts at March 31, 2008 compared to December 31, 2007 was primarily due to the decrease in the gross trade accounts receivable during the period in addition to fewer terms discounts offered during the first quarter of 2008 compared to the fourth quarter of 2007.  Our use of different estimates and assumptions could produce different financial results.  For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at March 31, 2008 by approximately $100.

Allowance for Estimated Returns.  We record an allowance for anticipated future returns of goods shipped prior to period-end.  In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors.  The allowance for returns decreased to $1,766 at March 31, 2008 from $3,687 at December 31, 2007, primarily as a result of lower sales in the three months ended March 31, 2008 compared to the three months ended December 31, 2007.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at March 31, 2008 by approximately $750.

Allowance for Estimated Markdowns. When our customers pay their invoices, they often take deductions for markdowns against their invoices, which we seldom recover.  Therefore, we record an allowance for the entire balance of markdowns that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for markdowns that have not yet been taken against outstanding accounts receivable balances.  This estimate is based on historical trends of the timing of markdowns taken against invoices.  The allowance for markdowns was $1,214 at March 31, 2008 and $1,071 at December 31, 2007.  The increase in the allowance was primarily due to a higher volume of disputed chargebacks that were incurred with the collection of accounts receivable balances from the fourth quarter of 2007.

Inventory Write-Downs.  Inventories are stated at lower of cost or market.  We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory.  In doing so, we write the inventory down to the lower of cost or estimated future net selling prices.  At March 31, 2008, inventories were stated at $49,441, net of inventory write-downs of $1,627.  At December 31, 2007, inventories were stated at $51,776, net of inventory write-downs of $2,029.  The decrease in inventory write-downs at March 31, 2008 compared to December 31, 2007 was primarily due to the sale of inventory that had been previously written down at December 31, 2007 as well as closeout sales that sold at prices above cost.  These factors were partially offset by new inventory write-downs during the first three months of 2008.  Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at March 31, 2008 by approximately $350.

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

As of December 31, 2007, we performed our annual impairment test of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques and determined that there was no impairment of goodwill or intangible assets as of December 31, 2007.   Because of the decline in Teva net sales during the three months ended March 31, 2008 compared to the same period in 2007, we performed an analysis based on the market value approaches used in our impairment test as of December 31, 2007, and determined that there was no impairment of goodwill or the Teva trademarks as of March 31, 2008.  Our use of different estimates (including estimated royalty rates, discount rates, and future revenues) and assumptions could produce different financial results.  Accordingly, if growth rates for Teva fail to meet our forecasts, impairment of the Teva trademark may occur in the future.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The provisions of SFAS 157 were effective for us as of January 1, 2008. The FASB has deferred the effective date of SFAS 157 only as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after December 15, 2008. The Company has only partially applied SFAS 157, and has not applied SFAS 157 to its intangible assets. The adoption of this statement did not have a material effect on our condensed consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value. This provides companies the opportunity to mitigate volatility in earnings caused by measuring instruments differently without complex hedge accounting provisions. SFAS 159 was effective for us beginning January 1, 2008. The adoption of this statement did not have a material effect on our condensed consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at full fair value. SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. SFAS 141R is effective for us beginning January 1, 2009, and will be applied prospectively to any new business combinations.

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for us beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including any that arose before that date.

In March 2008, the FASB issued Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  The objective of SFAS 161 is to improve the transparency of financial reporting by requiring additional disclosures about an entity’s derivative and hedging activities. This Statement is effective for us beginning January 1, 2009, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We will apply this Statement prospectively to any new derivative and hedging activities entered into on or after the effective date.

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

Market Risk.  Our market risk exposure with respect to financial instruments relates to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate, or at our election, to LIBOR. At March 31, 2008, we had no outstanding borrowings under the revolving line of credit.  A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008. On April 24, 2008, we announced the appointment of Thomas R. Hillebrandt as the Company’s Chief Financial Officer, effective April 28, 2008. Mr. Hillebrandt replaced

Zohar Ziv, who performed the duties of Chief Financial Officer on an interim basis from December 2007 through April 28, 2008 in connection with Mr. Ziv’s promotion to Chief Operating Officer. However, Mr. Ziv remained our “principal financial officer” until the filing of this Quarterly Report on Form 10-Q, at which time Mr. Hillebrandt will assume the role of our “principal financial officer.”

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.      Legal Proceedings.

We are involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect on our financial condition or results of operations. Additionally, we have many pending disputes in the U.S. Patent and Trademark Office, foreign trademark offices and U.S. federal and foreign courts regarding unauthorized use or registration of our UGG, Teva and Simple trademarks. We also are aware of many instances throughout the world in which a third party is using our UGG trademark within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG and Teva products. Any decision or settlement in any of these matters that allowed a third party to continue to use our UGG, Teva or Simple trademarks or a domain name with our UGG trademark in connection with the sale of products similar to our products or to continue to manufacture or distribute counterfeit products could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition.

Item 1A.   Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 32 of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: May 9, 2008	/s/ Zohar Ziv
Zohar Ziv
Chief Operating Officer

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
10.1#

Form of Amendment dated February 28, 2008 to Senior Executive Employment Agreement with Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 4, 2008 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

#              Management contract or compensatory plan or arrangement.