Form 10-Q
period 2008-06-30
DECKERS OUTDOOR CORP
filed 2008-08-11
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2008

Common Stock, $0.01 par value	13,053,211

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$79,636	$54,525
Restricted cash	433	250
Short-term investments	45,175	113,567
Trade accounts receivable, net of allowances of $3,860 and $8,355 as of June 30, 2008 and December 31, 2007, respectively	54,702	72,209
Inventories	112,802	51,776
Prepaid expenses and other current assets	4,807	3,276
Income taxes receivable	4,260	—
Deferred tax assets	5,960	5,964
Total current assets	307,775	301,567

Restricted cash	700	1,000
Long-term investments	2,250	—
Property and equipment, at cost, net	19,113	10,579
Intangible assets, net	45,019	54,131
Deferred tax assets	2,682	2,682
Other assets	100	73
Total assets	$377,639	$370,032

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$50,465	$36,221
Accrued expenses	12,264	17,629
Income taxes payable	—	17,544
Total current liabilities	62,729	71,394

Long-term liabilities	2,639	—
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000 shares; 13,050 shares issued and outstanding at June 30, 2008; 13,004 shares issued and outstanding at December 31, 2007	130	130
Additional paid-in capital	109,645	103,659
Retained earnings	202,041	194,567
Accumulated other comprehensive income	455	282
Total stockholders’ equity	312,271	298,638
Total liabilities and stockholders’ equity	$377,639	$370,032

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$91,116	$52,730	$188,651	$125,305
Cost of sales	54,776	31,041	106,163	70,199
Gross profit	36,340	21,689	82,488	55,106

Selling, general and administrative expenses	28,384	18,825	57,472	37,170
Impairment loss	14,900	—	14,900	—
(Loss) income from operations	(6,944)	2,864	10,116	17,936

Other (income) expense, net:
Interest income	(663)	(1,487)	(2,052)	(2,653)
Interest expense	39	197	71	496
Other, net	(6)	38	(257)	78
	(630)	(1,252)	(2,238)	(2,079)
(Loss) income before income taxes	(6,314)	4,116	12,354	20,015

Income tax (benefit) expense	(2,494)	1,849	4,880	8,297
Net (loss) income	$(3,820)	$2,267	$7,474	$11,718

Net (loss) income per share:
Basic	$(0.29)	$0.18	$0.57	$0.92
Diluted	$(0.29)	$0.17	$0.57	$0.90

Weighted-average common shares outstanding:
Basic	13,032	12,787	13,020	12,691
Diluted	13,032	13,018	13,178	13,014

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,474	$11,718
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	2,649	1,811
Provision for (recovery of) doubtful accounts, net	298	(249)
Write-down of inventory	1,107	1,872
Loss on sale of short-term investments	6	—
Gain on disposal of property and equipment	(4)	(25)
Impairment loss	14,900	—
Deferred tax provision	4	—
Stock-based compensation	3,390	1,900
Changes in operating assets and liabilities:
Restricted cash	117	(1,250)
Trade accounts receivable	17,209	19,619
Inventories	(62,133)	(35,753)
Prepaid expenses and other current assets	(1,531)	(275)
Income taxes receivable	(4,260)	—
Other assets	(27)	(18)
Trade accounts payable	14,244	2,740
Accrued expenses	(5,950)	(575)
Income taxes payable	(17,498)	(7,303)
Long-term liabilities	2,639	—
Net cash used in operating activities	(27,366)	(5,788)

Cash flows from investing activities:
Purchases of short-term investments	(173,714)	(130,504)
Proceeds from sales of short-term investments	239,334	128,682
Purchases of property and equipment	(9,843)	(2,065)
Proceeds from sale of property and equipment	56	54
Acquisition of TSUBO, LLC	(5,876)	—
Net cash provided by (used in) investing activities	49,957	(3,833)

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	2,340	4,996
Cash received from issuances of common stock	210	966
Net cash provided by financing activities	2,550	5,962

Effect of exchange rates on cash	(30)	(11)

Net change in cash and cash equivalents	25,111	(3,670)
Cash and cash equivalents at beginning of period	54,525	34,255
Cash and cash equivalents at end of period	$79,636	$30,585

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$24,297	$10,604
Interest	561	—
Non-cash investing activity:
Accruals for purchases of property and equipment	$788	$16
Non-cash financing activity:
Accruals for net share settlement	$862	$—

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)       General

(a)          Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.  Our business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters of each year, the highest percentage of Teva® brand net sales occurring in the first and second quarters while the quarter with the highest percentage of annual net sales for the Simple® brand has varied from year to year.  In May 2008, the Company acquired 100% of the ownership interest of TSUBO®, LLC (see note 13).  The Company does not expect the TSUBO brand to have a significant effect on the seasonality of its net sales in 2008.

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

(b)         Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns, chargebacks and discounts, impairment assessments and charges, deferred taxes, depreciation and amortization, litigation and other contingency reserves, fair value and probability assessments for share-based awards, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities.  Actual results could differ materially from these estimates.

(c)          Reclassifications

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

(2)       Stock Compensation

In May 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by Amendment No. 1 dated May 9, 2007 (as amended, the “2006 Plan”).  The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued progress.  The 2006 Plan provides for 2,000,000 shares of the Company’s common stock that are reserved for issuance to employees, directors, or consultants.  The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,500,000.  The 2006 Plan supersedes the Company’s 1993 Stock Incentive Plan, as amended (the “1993 Plan”), which was subsequently terminated for new grants.

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

The table below summarizes stock compensation amounts recognized in the condensed consolidated statements of income:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Compensation expense recorded for:
Stock options	$—	$71	$—	$141
NSUs	321	548	1,384	964
SARs	559	343	1,102	343
RSUs	118	79	232	79
Directors’ shares	383	223	672	373
Total compensation expense	1,381	1,264	3,390	1,900
Income tax benefit recognized	(563)	(516)	(1,381)	(776)
Net compensation expense	$818	$748	$2,009	$1,124

The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of June 30, 2008:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$10,433	1.9
SARs	6,699	2.7
RSUs	1,413	2.7
Total	$18,545

During the six months ended June 30, 2008, 86,000 NSUs were granted under the 2006 Plan.  The weighted-average grant-date fair value of these NSUs was $127.77.  Excluded from the table above are additional SARs and RSUs that vest 80% on December 31, 2015 and 20% on December 31, 2016.  As of June 30, 2008, the Company did not believe that the achievement of the performance objectives for the SAR and RSU awards with final vesting dates of December 31, 2016 was probable.  As of June 30, 2008, the additional unrecognized compensation cost related to the SAR and RSU awards with final vesting dates of December 31, 2016 was $8,144 and $1,256, respectively.

(3)       Comprehensive (Loss) Income

Comprehensive (loss) income is the total of net (loss) income and all other non-owner changes in equity. At June 30, 2008 and December 31, 2007, accumulated other comprehensive income of $455 and $282, respectively, consisted of net unrealized (losses) gains on short-term investments and cumulative foreign currency translation adjustment.

Comprehensive (loss) income is determined as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) income	$(3,820)	$2,267	$7,474	$11,718
Unrealized (loss) gain on short-term investments	(3)	(116)	95	(3)
Cumulative foreign currency translation adjustment	—	(3)	78	10
Total comprehensive (loss) income	$(3,823)	$2,148	$7,647	$11,725

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

 (4)      Income (loss) per Share

Basic net income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three months ended June 30, 2008, the Company had a net loss and therefore the dilutive impact of potential issuances of common stock was not included in the weighted-average shares used for diluted net loss per share.  For the three months ended June 30, 2007 and the six months ended June 30, 2008 and 2007, the difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock and NSUs.

The reconciliations of basic to diluted weighted-average common shares outstanding are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted-average shares used in basic computation	13,032,000	12,787,000	13,020,000	12,691,000
Dilutive effect of stock options and NSUs	—	231,000	158,000	323,000
Weighted-average shares used for diluted computation	13,032,000	13,018,000	13,178,000	13,014,000

The Company excluded 157,000 options and NSUs that are not contingently issuable that are outstanding as of June 30, 2008 from the diluted net loss per share computation for the three months ended June 30, 2008, because they were anti-dilutive due to the net loss for the period.  All options and NSUs that are not contingently issuable that are outstanding as of June 30, 2008 and 2007 were included in the computation of diluted net income per share for the six months ended June 30, 2008 and 2007 and the three months ended June 30, 2007.

The Company excluded 86,000 contingently issuable shares of common stock underlying its NSUs, and all of its SARs and RSUs from the diluted net income per share computation for both the three and six months ended June 30, 2008.  The Company excluded 77,000 contingently issuable shares of common stock underlying its NSUs from the diluted net income per share computation for both the three and six months ended June 30, 2007.  The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through June 30, 2008 and 2007.

(5)       Restricted Cash

In January 2007, the Company entered into an escrow agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank.  The escrow agreement was initiated in conjunction with the Company’s purchase obligation with a movie production company for advertising services.  As a result of the agreement, during the six months ended June 30, 2008, the Company paid $250 of the purchase obligation and the Company has $1,000 of restricted cash remaining as of June 30, 2008.  Film production was completed and the movie was released in March 2008. Accordingly, the Company recorded the full $1,250 obligation as advertising expense during the first quarter of 2008.  Of the total restricted cash related to this purchase obligation, $300 is short-term and is included as a current asset, and the remaining $700 is long-term and is included as a noncurrent asset in the Company’s condensed consolidated balance sheet at June 30, 2008.  The escrow agreement contains a disbursement schedule according to when the remaining funds will be disbursed to the production company, which is as follows:

January 2009	$300
January 2010	300
January 2011	200
January 2012	200
$1,000

In addition, the Company had $133 of short-term restricted cash as of June 30, 2008 held in trust as a bond for an overseas legal matter.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(6)       Short-term and Long-term Investments

Short-term investments are classified as available for sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity. Interest and dividends are included in interest income in the condensed consolidated statements of income.  Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements. The fair values of the Company’s investments are shown in the table below. The Company has determined that the decline in fair values included in the table below are temporary, and therefore the unrealized losses have not been included in the condensed consolidated statements of operations.  As of June 30, 2008, the Company holds $2,250 of auction rate securities that experienced failed auctions during the six months then ended.  Based on current market conditions, it is not known when or if the capital markets will achieve successful auctions or make use of other alternatives such as redemptions or the restructuring of these securities.  Due to these uncertainties, as of June 30, 2008, the Company has reclassified the entire $2,250 of auction rate securities to long-term investments.  The Company has not taken an impairment charge related to these securities during the six months ended June 30, 2008.  The Company based its determination on several factors, including that published market values for these securities were at 100% of par value as of June 30, 2008, although evolving secondary markets have indicated price ranges between 88% and 90% of par value. In addition, there are publicly announced redemption proposals to liquidate these types of securities in 2008 and the Company believes its liquidity position as of June 30, 2008 is sufficient to allow for the time necessary for these securities to be liquidated at par value.

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

	June 30, 2008			December 31, 2007
	Cost	Unrealized (Losses) Gains	Fair Value	Cost	Unrealized (Losses) Gains	Fair Value
Short-term Investments
Certificates of deposit	$1,001	$—	$1,001	$6,998	$(21)	$6,977
Government and agency securities	39,193	4	39,197	3,992	8	4,000
Corporate bonds	4,997	(20)	4,977	33,558	(98)	33,460
Variable rate demand notes	—	—	—	47,830	—	47,830
Auction rate securities/DRDs	—	—	—	21,300	—	21,300
Total Short-term Investments	$45,191	$(16)	$45,175	$113,678	$(111)	$113,567

Long-term Investments
Auction rate securities/DRDs	2,250	—	2,250	—	—	—
Total Long-term Investments	$2,250	$—	$2,250	$—	$—	$—

(7)       Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000.  Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (5.00% at June 30, 2008) or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, (2.46% at June 30, 2008) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010.  At June 30, 2008, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $605.  As a result, $19,395 was available under the Facility at June 30, 2008.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends. Due to the Teva impairment and resulting loss from operations, see Note 12, “Goodwill and Other Intangible Assets,” the Company was in default because it had less than $1,000 of net income for the three months ended June 30, 2008. The Company and Comerica have agreed to execute a waiver through June 30, 2008 of this technical default.

(8)       Income Taxes

Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  For the three months ended June 30, 2008, the Company recorded an income tax benefit of $2,494, representing an effective income tax rate of 39.5%.  For the three months ended June 30, 2007, the Company recorded an income tax expense of $1,849, representing an effective income tax rate of 44.9%.  For the six months ended June 30, 2008 and 2007, the Company recorded income tax expense of $4,880 and $8,297, respectively, representing an effective income tax rate of 39.5% and 41.5%, respectively.  The decrease in the effective tax rate was primarily due to a greater proportion of overall anticipated annual pre-tax income from international jurisdictions, which have lower income tax rates than the U.S., and was partially offset by $4,470 of impairment loss attributable to a foreign subsidiary that receives no tax benefit from the charge, as this subsidiary is in a tax free jurisdiction.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Balance at January 1, 2008	$3,588
Gross increase related to current year tax positions	342
Gross decrease due to settlements with taxing authorities	(95)
Balance at June 30, 2008	$3,835

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2008 was $2,212. Since the adoption of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” the Company has accounted for interest and penalties generated by income tax contingencies as interest expense in the condensed consolidated statements of operations. There was an insignificant amount of interest expense recognized in the six months ended June 30, 2008.  The amount of interest accrued in the condensed consolidated balance sheet as of June 30, 2008 was $449.

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

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for the Company beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including any that arise before that date.

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

In May 2008, the FASB issued Statement No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  The objective of SFAS 162 is to identify the sources of generally accepted accounting principles (“GAAP”) and provide a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities.  This Statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to AU (Auditing Standard) Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of this Statement to have a material effect on its condensed consolidated financial statements.

(10)     Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, non-operating income and expenses or certain unusual items to segments. The Company evaluates segment performance based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units responsible for the worldwide wholesale operations of each of its brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive compensation, the international division’s operating expenses, accounting and finance, legal, information technology, credit and collections, human resources  and facilities costs, among others.  The operating income or loss derived from the sales to third parties of the eCommerce segment and the retail store segment is separated into two components:  (i) the wholesale profit is included in the operating income or loss of each of the brands, and (ii) the retail profit is included in the operating income or loss of the eCommerce segment and the retail store segment.

In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC (see note 13).  The wholesale operations of the TSUBO brand is a new reportable segment presented in the figures below.

In prior years, eCommerce and retail stores were one reportable segment, Consumer Direct.  The figures presented below for the period ended June 30, 2007 show the breakdown of the Consumer Direct segment into the current format of two reportable segments, eCommerce and retail stores.

Net sales and operating income (loss) by business segment are summarized as follows:

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales to external customers:
UGG wholesale	$54,373	$23,047	$89,755	$43,191
Teva wholesale	22,888	21,686	59,697	59,410
Simple wholesale	3,728	1,865	8,116	5,488
TSUBO wholesale	653	—	653	—
eCommerce	6,422	4,877	22,058	13,793
Retail stores	3,052	1,255	8,372	3,423
	$91,116	$52,730	$188,651	$125,305

(Loss) income from operations:
UGG wholesale	$16,529	$7,219	$33,182	$15,914
Teva wholesale*	(9,093)	5,174	(255)	17,847
Simple wholesale	114	(837)	167	(863)
TSUBO wholesale	(60)	—	(60)	—
eCommerce	1,512	1,305	6,705	4,268
Retail stores	(369)	(438)	(100)	(483)
Unallocated overhead costs	(15,577)	(9,559)	(29,523)	(18,747)
	$(6,944)	$2,864	$10,116	$17,936

* Included in Teva loss from operations is an impairment loss of $14,900 during the second quarter of 2008 (see note 11).

Business segment asset information is summarized as follows:

	June 30,	December 31,
	2008	2007
Total assets for reportable segments:
UGG wholesale	$132,562	$93,554
Teva wholesale	62,219	78,612
Simple wholesale	10,170	5,648
TSUBO wholesale	7,620	—
eCommerce	678	491
Retail stores	6,620	5,413
	$219,869	$183,718

The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets, that are specifically identifiable with one of the Company’s segments.   Unallocated corporate assets are the assets not specifically related to one of the segments and generally include the Company’s cash and cash equivalents, short-term and long-term investments, deferred tax assets, and various other assets shared by the Company’s segments.  Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets are as follows:

	June 30,	December 31,
	2008	2007
Total assets for reportable segments	$219,869	$183,718
Unallocated deferred tax assets	8,641	8,646
Other unallocated corporate assets	149,129	177,668
Consolidated total assets	$377,639	$370,032

The majority of the Company’s sales are to customers throughout the U.S.  The Company also has sales to foreign distributors located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 37.3% and 27.8% of the Company’s total net sales for the three months ended June 30, 2008 and 2007, respectively. International sales were 28.0% and 25.2% of the Company’s total net sales for the six months ended June 30, 2008 and 2007, respectively. The

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

As of June 30, 2008, approximately $7,481of trademarks and $466 of goodwill are held in Bermuda by a subsidiary of the Company.  Substantially all other long-lived assets are held in the U.S.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of the Company’s net sales for either the six months ended June 30, 2008 or 2007. As of June 30, 2008, the Company had two customers representing 15.9% and 15.8%, respectively, of net trade accounts receivable and as of December 31, 2007, the Company had one customer representing 34.2 % of net trade accounts receivable.

The Company’s production and sourcing is concentrated in China, New Zealand and Australia, with the majority of its production at six independent contractor factories in China. The Company may change suppliers as circumstances warrant. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, changes in labor laws, and, in certain parts of the world, political instability.

(11)     Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company performed its annual impairment test of nonamortizable intangible assets using market value approaches and valuation techniques as of December 31, 2007, and determined that there was no impairment of goodwill or other intangible assets.  As of June 30, 2008, the Company’s inability to reach its 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other intangible assets were possibly impaired.  As a result, the Company conducted an interim impairment evaluation of the Teva goodwill and other intangible assets using market value approaches and valuation techniques as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, the Company recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008.  The method used to determine the fair value of the trademarks was a royalty relief method using discounted cash flows to determine future royalty revenue and expenses.  The impairment loss recorded in the period ended June 30, 2008 is included in a separate line item within income (loss) from operations, and as a part of the Teva reportable segment. The determination of fair value involves significant judgment and estimates, including forecasted revenues, discount rates, market multiples, royalty rates and probability assessments, among others. Accordingly, changes to such judgments and estimates could result in impairments in future periods. As of June 30, 2008, the Company had $11,900 and $20,800 of Teva related goodwill and trademarks, respectively.

In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC (see note 13).  The preliminary purchase price allocation, subject to a one year adjustment period, resulted in the recognition of goodwill of $3,436, nonamortizable intangible assets of $1,970 related to the TSUBO trademarks and trade name, as well as $470 of amortizable intangible assets related to TSUBO brand distributor relationships.  The amortizable intangible assets are being amortized over four years, and the remaining balance, net of accumulated amortization, was $450 as of June 30, 2008.  As of June 30, 2008 and December 31, 2007, the Company had total goodwill of $21,466 and $18,030, respectively.

(12)     Contingencies

As disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, the Company has certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company. The Company has paid certain amounts against these obligations and has also negotiated certain reductions of previously accrued amounts. In accordance with SFAS No. 5, “Accounting for Contingencies,” as of June 30, 2008, management has determined the remaining liability for such matters to be approximately $1,600, and has accrued this amount in current liabilities. The remaining liability may continue to change in future periods as a result of negotiations with the taxing authorities and the accrual of interest charges that may continue to be incurred through settlement. Because these matters relate in part to employment related tax matters, there is a level of subjectivity utilized in the interpretation of the application of tax and employment related laws and regulations. Accordingly, the amounts as ultimately negotiated and settled may differ from the Company’s estimates.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(13)     Business Combinations

In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC.  The purchase price was $5,876 in cash plus a potential future earn-out, subject to customary working capital adjustments.  The potential earn-out is based on the amount, if any, that revenue from sales of TSUBO brand products exceed certain base revenue levels for each year from 2008 to 2012.  There is no maximum to this potential earn-out.   The earn-out for each year, if any, will be payable within sixty days after the end of each year.  In accordance with FASB Statement No. 141, “Business Combinations,” the potential earn-out is contingent consideration and any earn-outs will be recognized when the contingency is resolved and the consideration becomes payable for a given year.  The substance of this earn-out is to provide compensation for services, and therefore will be recognized as expense of the appropriate periods.  The results of operations of TSUBO, LLC from May 6, 2008 through June 30, 2008 are included in the Company’s condensed consolidated financial statements.

Founded in 1998 and headquartered in Carlsbad, California, TSUBO is a high-end casual footwear brand with products for men and women.  The brand focuses on ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort. The TSUBO brand utilizes a proprietary bubble outsole design as well as environmentally friendly materials in the design and manufacturing process in order to achieve their distinct look and feel. TSUBO products are sold throughout the United States primarily at department stores and independent shoe stores, as well as in more than a dozen countries worldwide.

The Company made this acquisition because it believes that the TSUBO brand complements its existing portfolio of lifestyle brands, and that the TSUBO brand’s target consumer, product selection, industry niche and relative under-penetration in the marketplace make it a good fit for the Company. The preliminary purchase price allocation, subject to a one year adjustment period, resulted in the recognition of $3,436 of goodwill, and was determined, in part, based on the Company’s expectation that it can leverage its design, marketing and distribution capabilities to grow the TSUBO brand into a meaningful business over the next few years, consistent with the Company’s mission to build niche brands into global market leaders.

(14)     Subsequent Events

In July 2008, the Company entered into a joint venture with Stella International Holdings Limited for the opening of retail stores and wholesale distribution for the UGG brand in China.  The joint venture is owned 51% by the Company and 49% by Stella International.  The initial investment in the joint venture is $1,000 contributed by each party in proportion to their respective ownership in the joint venture. The estimated total investment amount for the joint venture by the Company and Stella International is approximately $5,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will” and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:

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

The “Deckers,” “UGG,” “Teva,” “Simple,” and “TSUBO” families of related marks, images and symbols are our trademarks and intellectual property.  Other trademarks, trade names and service marks appearing in this report are the property of their respective holders.  References to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.  Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands, except for share quantity, per share data, and weighted-average wholesale prices per pair.

Overview

We are a leading designer, producer and brand manager of innovative, high-quality footwear and the category creator in the luxury sheepskin, sport sandal and sustainable footwear segments. We market our products primarily under four proprietary brands:

•      UGG®: Authentic luxury sheepskin boots and a full line of luxury and comfort footwear and accessories;

•      Teva®: High performance sport shoes and rugged outdoor footwear;

•	Simple®: Innovative sustainable-lifestyle footwear and accessories; and

•	TSUBO®: High-end casual footwear that incorporates style, function and maximum comfort.

We sell our brands through our quality domestic retailers and international distributors and directly to our end-user consumers through our eCommerce business and our retail stores. We sell our footwear in both the domestic market and in international markets.  Independent third parties manufacture all of our products.

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

•

There is an emerging sustainable lifestyle movement happening all around the world. Consumers are demanding that brands and companies take a more responsible approach when it comes to protecting the environment.

By emphasizing our brands’ images and our focus on comfort, performance and authenticity, we believe we can maintain a loyal consumer following that is less susceptible to fluctuations caused by changing fashions and changes in consumer preferences.

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

We believe the luxury and comfort features of UGG brand products will continue to drive long-term consumer demand.  Recognizing that there is a significant fashion element to UGG brand footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers.  As part of this strategy we have increased our product offering, including a growing Spring line, an expanded men’s line, as well as a Fall line that consists of a range of luxurious collections for both genders.  These collections include: new fashion collections, a variety of casual comfort collections, cold weather offerings, as well as our Classic, Ultra, Ultimate and Slippers collections.

For the first and second quarters of 2008, the UGG brand’s wholesale net sales increased 75.6% and 135.9%, respectively, and the UGG brand’s net sales including wholesale, eCommerce and retail store sales increased by approximately 83.6% and 130.6%, respectively, compared to the same periods in 2007.  Nevertheless, we cannot assure investors that UGG brand sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline.

Teva Brand Overview

In 2006 and 2007, we began repositioning the Teva brand to a younger target consumer, and dedicated significantly greater resources to product planning, design, and development, as well as to aggressive marketing.  These efforts led to an increase of approximately 9.2% in net sales of Teva products, including wholesale, eCommerce and retail store sales in fiscal 2007 compared to fiscal 2006.  However, for the first quarter of 2008, wholesale net sales of Teva products decreased by approximately 2.4%, and net sales of Teva products including wholesale, eCommerce and retail store sales decreased by approximately 2.6%, compared to the same period in 2007.  During the second quarter of 2008, wholesale net sales of Teva products increased by approximately 5.5%, and net sales of Teva products including wholesale, eCommerce and retail store sales increased by approximately 4.8%, compared to the same period in 2007.  We believe a sluggish domestic economy curtailed our Teva growth during this period.

As of June 30, 2008, our inability to reach our 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other intangible assets were possibly impaired.  As a result, we  conducted an interim impairment evaluation of the Teva goodwill and other intangible assets using market value approaches and valuation techniques as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008.  See Note 11, “Goodwill and Other Intangible Assets,” to the condensed consolidated financial statements.

We continue to see a significant shift in consumer preferences and lifestyles to include more outdoor recreational activities.  The Teva brand has remained popular among professional and amateur outdoor enthusiasts, who consider the brand authentic and performance oriented.  Our Spring and Fall 2008 product lines include new product introductions. Beginning with our Spring 2009 product line, we expect to significantly increase our efforts in the closed shoe arena, thus reducing our reliance on sandals and warm weather.

We intend to continue to explore opportunities to broaden the Teva brand’s distribution with quality, image-enhancing retailers both within and beyond the core outdoor specialty and sporting goods channels. Through effective channel management and product line segmentation, we plan to expand into new distribution channels without diluting our outdoor heritage and our appeal to outdoor enthusiasts.  Through appropriate channel product line expansion, we plan to broaden our product offerings to meet the performance and lifestyle needs of today’s outdoor consumer. However, we cannot assure investors that these efforts will be successful.

Simple Brand Overview

Simple Shoes is committed to innovation and bringing sustainable products to the market, growing the brand’s business while at the same time bringing environmental awareness and creating meaningful, environmentally friendly products for a global market.

The Simple brand is a world leader in sustainable footwear and accessories.  We feel that how we make Simple products is just as important as why we make them.  That means our goal is to find more sustainable and innovative ways of doing business.  We are committed to our goal of making Simple products 100% sustainable; thus, minimizing the ecological footprint left on the planet.  Beginning in Fall 2005, as a response to the massive amount of waste produced by the footwear industry, the Simple brand launched a new collection of sustainable footwear called Green Toe®. Green Toe represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes.

The progress in Green Toe has influenced the rest of the Simple product line, which has led to the development of additional product platforms, including ecoSNEAKS™ and PlanetWalkers®.  These new product collections also use sustainable materials such as water-based cements, organic cotton, British Leather Consortium (BLC) and International Standards Organization (ISO) 14001 leathers, hemp, and outsoles made from recycled car tires.  We promote our Simple brand by emphasizing that we make fun, casual, comfortable and sustainable footwear.  Our goal is to create a dialogue with the consumer through all communication vehicles and to show people that sustainability is an emerging lifestyle for everyone, not just environmentally conscious individuals.  Our print advertising campaigns include national publications and alternative weekly publications in select cities around the world.  Our online advertising campaign reaches consumers through websites that focus on sustainability as well as pop culture.  Additionally, we sponsor environmental-themed concerts, film festivals and green expos to showcase and tell the sustainable lifestyle brand story.

For the first and second quarters of 2008, wholesale net sales of Simple products increased by approximately 21.1% and 99.9%, respectively, and net sales of Simple products including wholesale, eCommerce and retail store sales increased by approximately 25.2% and 94.0%, respectively, compared to the same periods in 2007.  We expect Simple brand net sales growth including wholesale, eCommerce and retail store sales, to be higher year over year in 2008 compared to 2007.

TSUBO Brand Overview

In May 2008, we acquired 100% of the ownership interest of TSUBO, LLC.  The purchase price was $5,876 in cash plus a potential future earn-out, subject to customary working capital adjustments.

TSUBO, meaning pressure point in Japanese, was a company co-founded by British designer Nick O’Rorke in 1998.  The TSUBO brand was marketed as a high-end casual footwear company with products for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort.  The product utilizes a proprietary bubble outsole design as well as environmentally friendly materials in the design and manufacturing process to achieve their distinct look and feel. TSUBO products are sold throughout the United States primarily at department stores and independent shoe stores, as well as in more than a dozen countries worldwide, including the United Kingdom, Canada, France, Belgium, Holland, Austria, Japan, Hong Kong, and Korea.

We believe that the TSUBO brand represents an ideal complement to our existing portfolio of lifestyle brands.  The TSUBO brand’s target consumer, product selection, industry niche and relative under-penetration in the marketplace make it a good fit for our business model.  In addition, the TSUBO brand’s commitment to quality distribution and its unique performance comfort platform allow us to develop a compelling brand story for the global marketplace.  We intend to leverage our design, marketing and distribution capabilities to grow the TSUBO brand into a meaningful business over the next few years, consistent with our mission to build niche brands into global market leaders.

eCommerce Overview

We acquired our eCommerce retailing business in November 2002.  Our eCommerce business, which sells all of our brands, enables us to meet the growing demand for these products, to sell the products at retail prices and to provide us with significant incremental operating income. From the time we initiated our eCommerce business through the end of 2007, we have had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers have continued to increase reliance on the internet for footwear and other purchases.  For the first and second quarters of 2008, net sales of the eCommerce business increased by approximately 75.4% and 31.7%, respectively, compared to the same periods in 2007.  As our eCommerce sales have continued to increase, we do not expect these growth rates to continue.

Our eCommerce business consists of internet and catalog sales.  Managing our internet business requires us to focus on generating internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes.  We plan to continue to grow our internet business through improved website features and performance, increased marketing and international websites. Overall, our eCommerce business benefits from the strength of our brands and, as we grow our brands over time, we expect this division to continue to be an important segment of our business.

Retail Stores Overview

Based upon the success of our existing concept stores in Chicago and the SoHo area of New York City, we plan to open two additional UGG brand concept stores in 2008.  Our first west coast UGG brand concept store is expected to open in August in San Francisco near Union Square and our second New York City UGG brand concept store is expected to open near Lincoln Square in October.  In addition, we intend to open our sixth retail outlet store in New Jersey in November. In the United Kingdom, we plan to open two Deckers’ owned UGG brand stores in London in the fourth quarter of 2008.

In July 2008, we entered into a joint venture agreement with an affiliate of Stella International Holdings Limited for the opening of retail stores and wholesale distribution for the UGG brand in China.  Initial plans call for the opening of one to two stores in 2008. The joint venture is owned 51% by Deckers and 49% by Stella International. The total initial investment in the joint venture is $1,000 contributed by both parties in proportion to their respective ownership in the joint venture. The estimated total investment amount by Deckers and Stella International for the joint venture is approximately $5,000.

Our retail stores enable us to directly impact our customers’ experience, meet the growing demand for these products, sell the products at retail prices and provide us with incremental operating income. Net sales of our retail store business increased 145.4% and 143.2% in the first and second quarters of 2008, respectively, compared to the same periods in 2007.  For those stores that were open during the first and second quarters of last year, same store sales grew by 46.1% and 59.4% when compared to the same period last year. We do not expect these growth rates to continue because as we increase the number of our stores, each new store is likely to have a reduced impact on our growth rate.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters of each year and the highest percentage of Teva brand net sales occurring in the first and second quarters.  To date, the Simple and TSUBO brands have not had a seasonal impact on the Company.

	2008
	First Quarter	Second Quarter
Net sales	$97,535	$91,116
Income (loss) from operations*	$17,060	$(6,944)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$72,575	$52,730	$129,381	$194,243
Income from operations	$15,072	$2,864	$30,660	$56,957

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,004	$41,721	$82,322	$124,376
Income from operations**	$8,823	$3,913	$17,191	$21,515

*    Included in loss from operations in the second quarter of 2008 is a $14,900 impairment loss on our Teva trademarks.

**  Included in income from operations in the fourth quarter of 2006 is a $15,300 impairment loss on our Teva trademarks.

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

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales by location:
U.S.	$57,092	$38,049	$135,783	$93,693
International	34,024	14,681	52,868	31,612
Total	$91,116	$52,730	$188,651	$125,305

Net sales by product line and eCommerce and retail store business:
UGG:
Wholesale	$54,373	$23,047	$89,755	$43,191
eCommerce	3,404	2,128	17,578	9,706
Retail stores	2,781	1,088	7,979	3,188
Total	60,558	26,263	115,312	56,085
Teva:
Wholesale	22,888	21,686	59,697	59,410
eCommerce	2,194	2,300	3,063	3,263
Retail stores	140	79	188	108
Total	25,222	24,065	62,948	62,781
Simple:
Wholesale	3,728	1,865	8,116	5,488
eCommerce	802	449	1,395	824
Retail stores	131	88	205	127
Total	4,661	2,402	9,716	6,439
TSUBO:
Wholesale	653	—	653	—
eCommerce	22	—	22	—
Total	675	—	675	—

Total	$91,116	$52,730	$188,651	$125,305

Income (loss) from operations by product line and eCommerce and retail store business:
UGG wholesale	$16,529	$7,219	$33,182	$15,914
Teva wholesale*	(9,093)	5,174	(255)	17,847
Simple wholesale	114	(837)	167	(863)
TSUBO wholesale	(60)	—	(60)	—
eCommerce	1,512	1,305	6,705	4,268
Retail stores	(369)	(438)	(100)	(483)
Unallocated overhead costs	(15,577)	(9,559)	(29,523)	(18,747)
Total	$(6,944)	$2,864	$10,116	$17,936

* Included in Teva loss from operations is an impairment loss of $14,900 during the second quarter of 2008.

The following table sets forth certain data as a percentage of net sales for the periods indicated, and the percent change in dollars of each item between the periods.

	Three Months Ended		Percent
	June 30,		Change
	2008	2007	2008 to 2007
Net sales	100.0%	100.0%	72.8%
Cost of sales	60.1	58.9	76.5
Gross profit	39.9	41.1	67.6
Selling, general and administrative expenses	31.2	35.7	50.8
Impairment loss	16.4	—	*
(Loss) income from operations	(7.6)	5.4	(342.5)
Other income, net	(0.7)	(2.4)	(49.7)
(Loss) income before income taxes	(6.9)	7.8	(253.4)
Income taxes	(2.7)	3.5	(234.9)
Net (loss) income	(4.2)%	4.3%	(268.5)%

	Six Months Ended		Percent
	June 30,		Change
	2008	2007	2008 to 2007
Net sales	100.0%	100.0%	50.6%
Cost of sales	56.3	56.0	51.2
Gross profit	43.7	44.0	49.7
Selling, general and administrative expenses	30.5	29.7	54.6
Impairment loss	7.9	—	*
Income from operations	5.4	14.3	(43.6)
Other income, net	(1.2)	(1.7)	7.6
Income before income taxes	6.5	16.0	(38.3)
Income taxes	2.6	6.6	(41.2)
Net income	4.0%	9.4%	(36.2)%

* Calculation of percentage change is not meaningful.

Three months Ended June 30, 2008 Compared to Three months Ended June 30, 2007

Overview.  For the three months ended June 30, 2008, we had net sales of $91,116 and loss from operations of $6,944, including a $14,900 impairment loss on our Teva trademarks, compared to net sales of $52,730 and income from operations of $2,864 for the three months ended June 30, 2007.  The increase in net sales was primarily due to an increase in UGG product sales.  The change in our operating performance resulted primarily from the Teva trademarks impairment loss as well as increased selling, general and administrative expenses, partially offset by increased net sales.

Net Sales.  Net sales increased by $38,386, or 72.8%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  This increase was primarily driven by strong sales for the UGG brand.  In addition, our weighted-average wholesale selling price per pair increased 24.5% to $30.94 for the three months ended June 30, 2008 from $24.85 for the three months ended June 30, 2007, resulting primarily from higher UGG sales, which generally carry a higher average selling price.  During the quarter, we experienced increases in the number of pairs sold of all of our brands, resulting in a 40.0% overall increase in the volume of footwear sold to 2.8 million pairs for the three months ended June 30, 2008 compared to 2.0 million pairs for the three months ended June 30, 2007.

Wholesale net sales of our UGG brand increased by $31,326, or 135.9%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to an increase in the number of pairs sold both domestically and internationally.

Wholesale net sales of our Teva brand increased by $1,202, or 5.5%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to an increase in the number of pairs sold.  We believe the brand’s performance was impacted by the challenging retail environment.

Wholesale net sales of our Simple brand increased by $1,863, or 99.9%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Simple’s performance was driven primarily by an increase in the average wholesale price per pair as well as an increase in the number of pairs sold.

Wholesale net sales of our TSUBO brand, which we acquired in May 2008, were $653 for the three months ended June 30, 2008.

Net sales of our eCommerce business increased by $1,545, or 31.7%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  For the three months ended June 30, 2008, net sales of the eCommerce business included sales of UGG products of $3,404, Teva products of $2,194, Simple products of $802 and TSUBO products of $22.  For the three months ended June 30, 2007, the breakdown consisted of sales of UGG products of $2,128, Teva products of $2,300 and Simple products of $449.

Net sales of our retail store business increased by $1,797, or 143.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. For the three months ended June 30, 2008, net sales of the retail store business included sales of UGG products of $2,781, Teva products of $140 and Simple products of $131.  For the three months ended June 30, 2007, the breakdown consisted of sales of UGG products of $1,088, Teva products of $79 and Simple products of $88.

International sales, which are included in the segment sales above, for all of our products combined increased by $19,343, or 131.8%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, representing 37.3% of net sales for the three months ended June 30, 2008 compared to 27.8% of net sales for the three months ended June 30, 2007.  The majority of the international sales growth in absolute dollars was from the UGG brand as well as the Simple brand in each of our international markets, while the sales of the Teva brand grew in certain of our international markets with a decline in Europe.

Gross Profit.  Gross profit increased by $14,651, or 67.6%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  As a percentage of net sales, gross margin was 39.9% for the three months ended June 30, 2008, compared to 41.1% for the three months ended June 30, 2007, primarily due to a higher overall impact of closeout sales as well as a higher proportion of international sales, which have a lower average gross margin than domestic sales.  Our gross margins fluctuate based on several factors and we expect our gross margin to decrease for the full year of 2008 over 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, increased by $9,559, or 50.8%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  As a percentage of net sales, SG&A decreased to 31.2% for the three months ended June 30, 2008 compared to 35.7% for the three months ended June 30, 2007.  The increase in SG&A in absolute dollars resulted primarily from variable costs associated with the higher sales, such as commissions, marketing and other selling expenses, as well as an increase in personnel and share-based compensation costs, increased rent for additional distribution center space, increased legal costs due primarily to increased efforts to defend our intellectual property and two new retail stores that were not open in the second quarter of last year

Impairment Loss.  As of June 30, 2008, our inability to reach our 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other intangible assets were possibly impaired.  As a result, we  conducted an interim impairment evaluation of the Teva goodwill and other intangible assets using market value approaches and valuation techniques as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008.

(Loss) Income from Operations.  Loss from operations was $6,944 for the three months ended June 30, 2008 compared to income from operations of $2,864 for the three months ended June 30, 2007.  This change was due primarily to the impairment loss of $14,900.

Income from operations of UGG brand wholesale increased by $9,310, or 129.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase was primarily the result of the higher sales volumes, partially offset by lower gross margins and increased marketing, divisional sales expenses, research and development expenses and commissions.

Loss from operations of Teva brand wholesale was $9,093 for the three months ended June 30, 2008 compared to income from operations of $5,174 for the three months ended June 30, 2007.  This loss resulted primarily from the $14,900 impairment charge on our Teva trademarks as well as higher marketing and divisional sales expenses, partially offset by increased net sales and lower bad debt expense.

Income from operations of Simple brand wholesale was $114 for the three months ended June 30, 2008 compared to a loss from operations of $837 for the three months ended June 30, 2007.  This improvement in performance was primarily due to higher sales and gross margins due to an increase in the average wholesale price per pair, partially offset by higher divisional sales expenses and marketing expense.

Loss from operations of TSUBO brand wholesale, which we acquired in May 2008, was $60 for the three months ended June 30, 2008.

Income from operations of our eCommerce business increased by $207, or 15.9%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  This was primarily due to the increase in net sales, partially offset by higher operating costs and marketing expenses.

Loss from operations of our retail store business decreased by $69, or 15.8% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  This was primarily due to the increase in net sales and higher gross margins, partially offset by higher operating costs due to additional stores being opened during the three months ended June 30, 2008 which were not open in the same period of the prior year.

Unallocated overhead costs increased by $6,018, or 63.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, resulting primarily from higher corporate payroll costs, including share-based compensation, and higher distribution center rent expense related to our additional space we added in December 2007.

Other (Income) Expense, Net.  Interest income decreased by $824, or 55.4%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  The decrease resulted primarily from the investment mix in lower risk, lower yielding investments as well as decreased rates of return.   Other expense was $33 for the three months ended June 30, 2008 compared to other expense of $235 for the three months ended June 30, 2007.  This was primarily due to a decrease in interest and penalties expenses related to certain tax matters in the Far East.

Income Taxes.  For the three months ended June 30, 2008, income tax benefit was $2,494, representing an effective income tax rate of 39.5%.  For the three months ended June 30, 2007, income tax expense was $1,849 representing an effective income tax rate of 44.9%.  The decrease in the effective tax rate was primarily due to a greater proportion of overall anticipated annual pre-tax income from international jurisdictions, which have lower income tax rates than the U.S., and was partially offset by $4,470 of impairment loss attributable to a foreign subsidiary that receives no tax benefit from the charge, as this subsidiary is in a tax free jurisdiction.  The effective tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter.

Net (Loss) Income.   Our net loss for the three months ended June 30, 2008 was $3,820 compared with net income for the three months ended June 30, 2007 of $2,267, as a result of the items discussed above.  Our diluted net loss per share was $0.29 for the three months ended June 30, 2008 compared to diluted earnings per share of $0.17 in the same period of 2007.

Six months Ended June 30, 2008 Compared to Six months Ended June 30, 2007

Overview.  For the six months ended June 30, 2008, we had net sales of $188,651 and income from operations of $10,116, including a $14,900 impairment loss on our Teva trademarks, compared to net sales of $125,305 and income from operations of $17,936 for the six months ended June 30, 2007.  The increase in net sales was primarily due to higher UGG brand net sales.  Income from operations decreased primarily as a result of the impairment loss as well as increased selling, general and administrative expenses, partially offset by the increase in net sales.

Net Sales.  Net sales increased by $63,346, or 50.6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  This increase was primarily driven by strong sales of our UGG brand.  In addition, our weighted-average wholesale selling price per pair increased 26.0% to $26.84 for the six months ended June 30, 2008 from $21.31 for the six months ended June 30, 2007, resulting primarily from higher UGG sales, which generally carry a higher average selling price.  We also experienced increases in the number of pairs sold of our UGG and Simple brands, partially offset by a decrease in the number of pairs sold of our Teva brand, resulting in a 17.0% overall increase in the volume of footwear sold to 6.2 million pairs for the six months ended June 30, 2008 compared to 5.3 million pairs for the six months ended June 30, 2007.

Wholesale net sales of our UGG brand increased by $46,564, or 107.8%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to an increase in the number of pairs sold as well as an increased weighted-average wholesale price per pair.

Wholesale net sales of our Teva brand increased by $287, or 0.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to an increase in the weighted-average wholesale price per pair, partially offset by a decrease in the number of pairs sold.  We believe the brand’s performance was impacted by the challenging retail environment.

Wholesale net sales of our Simple brand increased by $2,628, or 47.9%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Simple’s performance was driven primarily by an increase in the average wholesale price per pair as well as an increase in the number of pairs sold.

Wholesale net sales of our TSUBO brand were $653 for the six months ended June 30, 2008.

Net sales of our eCommerce business increased by $8,265, or 59.9%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  For the six months ended June 30, 2008, net sales of the eCommerce business included sales of UGG of $17,578, Teva of $3,063, Simple of $1,395 and TSUBO of $22.  For the six months ended June 30, 2007, the breakdown consisted of sales of UGG of $9,706, Teva of $3,263 and Simple of $824.

Net sales of our retail store business increased by $4,949, or 144.6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. For the six months ended June 30, 2008, net sales of the retail store business included sales of UGG of $7,979, Teva of $188 and Simple of $205.  For the six months ended June 30, 2007, the breakdown consisted of sales of UGG of $3,188, Teva of $108 and Simple of $127.

International sales, which are included in the segment sales above, for all of our products combined increased by $21,256 or 67.2%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, representing 28.0% of net sales for the six months ended June 30, 2008 compared to 25.2% of net sales for the six months ended June 30, 2007.  The majority of the international sales growth in absolute dollars was from the UGG brand as well as the Simple brand in each of our international markets, while the Teva brand grew in certain of our international markets with a decline in Europe.

Gross Profit.  Gross profit increased by $27,382, or 49.7%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.  As a percentage of net sales, gross margin was 43.7% for the six months ended June 30, 2008, compared to 44.0% for the six months ended June 30, 2007.  Our gross margins fluctuate based on several factors and we expect our gross margin to decrease for the full year of 2008 over 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, increased by $20,302, or 54.6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  As a percentage of net sales, SG&A increased to 30.5% for the six months ended June 30, 2008 compared to 29.7% for the six months ended June 30, 2007.  The increase in SG&A resulted primarily from variable costs associated with the higher sales, such as commissions, marketing and other selling expenses, as well as an increase in personnel and share-based compensation costs, increased rent for additional distribution center space, our portion of the production costs for the documentary IMAX film, “Grand Canyon Adventure, River at Risk,” which was sponsored by Teva and was released in IMAX theaters in March 2008, increased legal costs due primarily to increased efforts to defend our intellectual property, increased bad debt expense due primarily to a difficult retail environment and two new retail stores that were not open in the first six months of last year.

Impairment Loss.   As of June 30, 2008, our inability to reach our 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other intangible assets were possibly impaired.  As a result, we  conducted an interim impairment evaluation of the Teva goodwill and other intangible assets using market value approaches and valuation techniques as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment charge of $14,900 on the Teva trademarks during the three months ended June 30, 2008.

Income from Operations.  Income from operations decreased by $7,820, or 43.6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  This decrease was due primarily to the impairment loss and the increase in SG&A expenses, partially offset by the increase in net sales and gross profit.

Income from operations of UGG wholesale increased by $17,268, or 108.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The increase was primarily the result of the higher sales volumes, partially offset by increased divisional sales expenses, marketing and commissions.

Loss from operations of Teva was $255 for the six months ended June 30, 2008 compared to income from operations of $17,847 for the six months ended June 30, 2007.  This change resulted primarily from the $14,900 impairment loss on our Teva trademarks as well as lower gross margins and higher divisional expenses including our portion of the production costs for the documentary IMAX film, “Grand Canyon Adventure, River at Risk.”

Income from operations of Simple wholesale was $167 for the six months ended June 30, 2008 compared to a loss from operations of $863 for the six months ended June 30, 2007.  This improvement in performance was primarily due to higher sales and gross margins due to an increase in the average wholesale price per pair, partially offset by higher divisional sales expenses, product design expenses and commission expense.

Loss from operations of TSUBO wholesale was $60 for the six months ended June 30, 2008.

Income from operations of our eCommerce business increased by $2,437, or 57.1%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  This was primarily due to the increase in net sales due to additional stores opened in 2008,  partially offset by higher operating costs and marketing expenses.

Loss from operations of our retail store business decreased by $383, or 79.3% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  This was primarily due to the increase in net sales, partially offset by higher operating costs.

Unallocated overhead costs increased by $10,776, or 57.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, resulting primarily from higher corporate payroll costs, including share-based compensation, and higher distribution center rent expense related to additional space added in December 2007.

Other (Income) Expense, Net.  Interest income decreased by $601, or 22.7%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.  The decrease resulted primarily from the investment mix in lower risk, lower yielding investments as well as decreased rates of return. Other income was $186 for the six months ended June 30, 2008 compared to other expense of $574 for the six months ended June 30, 2007.  This was primarily due to the reversal of penalties during the six months ended June 30, 2008 that were previously accrued related to certain tax matters in the Far East, because authorities in China did not assess the related estimated penalties when a portion of the tax obligations was paid and settled, as well as a decrease in interest expense related to those obligations.

Income Taxes.  For the six months ended June 30, 2008, income tax expense was $4,880, representing an effective income tax rate of 39.5%.  For the six months ended June 30, 2007, income tax expense was $8,297 representing an effective income tax rate of 41.5%.  The decrease in the effective tax rate was primarily due to a greater proportion of overall anticipated annual pre-tax income from international jurisdictions, which have lower income tax rates than the U.S., and was partially offset by $4,470 of impairment loss attributable to a foreign subsidiary that receives no tax benefit from the charge, as this subsidiary is in a tax free jurisdiction.  The effective tax rate is subject to ongoing review and evaluation by management and can change from quarter to quarter.

Net Income.   Our net income decreased by $4,244, or 36.2%, as a result of the items discussed above.  Our diluted earnings per share decreased 36.7% to $0.57 for the six months ended June 30, 2008 compared to $0.90 in the same period of 2007, primarily as a result of the decrease in net income.

Off-Balance Sheet Arrangements

We have four types of off-balance sheet arrangements.  Three of these are contractual obligations and one is unrecognized tax benefits related to uncertain tax positions taken in our income tax return that would, if recognized, impact the effective tax rate.  See “Contractual Obligations” below.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, short-term investments, cash generated from operations and, as needed, the credit availability under our revolving credit facility. In an economic recession or under other adverse economic conditions, we may be unable to realize a return on our cash equivalents and short-term investments or to secure additional credit on favorable terms. Such failures may impact our working capital reserves and have a material adverse effect on our business. As of June 30, 2008, the Company holds $2,250 of auction rate securities that experienced failed auctions during the six months then ended.  Based on current market conditions, it is not known when or if the capital markets will achieve successful auctions or make use of other alternatives such as redemptions or the restructuring of these securities.  Due to these uncertainties, as of June 30, 2008, the Company has reclassified the entire $2,250 of auction rate securities to long-term investments.  The Company has not taken an impairment charge related to these securities for the six months ended June 30, 2008.  The Company based its determination on several factors, including that published market values for these securities were at 100% of par value as of June 30, 2008 although evolving secondary markets have indicated price ranges between 88% and 90% of par value. In addition, there are publicly announced redemption proposals to liquidate these types of securities in 2008 and the Company believes its liquidity position as of June 30, 2008 is sufficient to allow for the time necessary for these securities to be liquidated at par value.

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

Our cash flow cycle includes the purchase of these inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. Given the seasonality of our UGG and Teva brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations is generally provided using our internal cash flows. If necessary, we may borrow funds under our revolving credit facility.

Cash from Operating Activities.  Net cash used in operating activities was $27,366 and $5,788 for the six months ended June 30, 2008 and 2007, respectively.   The change in net cash used in operating activities was primarily due to a greater increase in inventory and a greater decrease in income taxes payable and an increase in income taxes receivable in the first six months of 2008 compared to the first six months of 2007. The larger increase in inventory is primarily due to higher anticipated sales in the third and fourth quarters of 2008 compared to the same periods of 2007.  The larger decrease in income taxes payable and increase in income taxes receivable is primarily due to the lower pre-tax income resulting from the $14,900 impairment loss.  These changes were partially offset by a greater increase in trade accounts payable in the first six months of 2008 compared to the first six months of 2007.   The larger increase in trade accounts payable was primarily due to an increase of our inventory purchases and other expenses near the end of the period ended June 30, 2008 compared to June 30, 2007.  Net working capital improved by $14,873 to $245,046 as of June 30, 2008 from $230,173 as of December 31, 2007, primarily as a result of the higher inventory balances as well as lower income taxes payable and the increase in income taxes receivable.  The increase in working capital was partially offset by the lower balances of trade accounts receivable and short-term investments.  The changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.

Cash from Investing Activities.  For the six months ended June 30, 2008, net cash provided by investing activities was $49,957, which was comprised primarily of net sales of short-term investments, partially offset by purchases of property and equipment and our acquisition of TSUBO, LLC.  See Note 11, “Goodwill and Other Intangible Assets,” and Note 13, “Business Combinations,” to the condensed consolidated financial statements.  Our capital expenditures were primarily related to progress payments toward a new inventory pick module in our distribution center, which became operational in June 2008, leasehold improvements and new furniture for additional corporate offices, and computer hardware and software.  For the six months ended June 30, 2007, net cash used in investing activities was $3,833, which was comprised primarily of net purchases of short-term investments as well as capital expenditures, primarily a new UGG brand trade show booth, the replacement and upgrading of certain computer equipment and a new Simple brand trade show booth.

Cash from Financing Activities.  For the six months ended June 30, 2008, net cash provided by financing activities was $2,550 compared to $5,962 for the six months ended June 30, 2007.  For the six months ended June 30, 2008, the net cash provided by financing activities primarily consisted of the excess tax benefits from stock-based compensation as well as cash received from the exercise of stock options.  For the six months ended June 30, 2007, net cash provided by financing activities consisted of the excess tax benefits from stock based compensation as well as cash received from the exercise of stock options.

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and a revolving credit facility.  At June 30, 2008, working capital was $245,046 including $79,636 cash and cash equivalents and $45,175 of short-term investments.  Trade accounts receivable decreased by 24.2% to $54,702 at June 30, 2008 from $72,209 at December 31, 2007, primarily due to normal seasonality.  Accounts receivable turnover increased to 9.4 times in the twelve months ended June 30, 2008 from 8.5 times in the twelve months ended December 31, 2007.

Inventories increased 117.9% to $112,802 at June 30, 2008 from $51,776 at December 31, 2007, reflecting a $63,140, $2,680, and $1,147 increase in UGG, Simple and TSUBO brand inventory, respectively, and a $5,941 decrease in Teva brand inventory.  Overall, inventory turnover was 3.8 times for the twelve months ended June 30, 2008 and 4.4 times for the twelve months ended December 31, 2007.  The increases in inventory as of June 30, 2008 were largely due to normal seasonality.

Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000.  Up to $10,000 of borrowings may be in the form of letters of credit.  The Facility bears interest at the lender’s prime rate (5.00% at June 30, 2008) or, at our option, at the London Interbank Offered Rate, or LIBOR, (2.46% at June 30, 2008) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets.  The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010.  At June 30, 2008, we had no outstanding borrowings under the Facility and outstanding letters of credit of $605.  As a result, $19,395 was available under the Facility at June 30, 2008.

The agreements underlying the Facility contain certain financial covenants including a quick ratio requirement, profitability requirements and a tangible net worth requirement, among others, as well as a prohibition on the payment of dividends.  Due to the impairment loss and resulting loss from operations, we were in default because we had less than $1,000 of net income for the three months ended June 30, 2008. We have agreed with Comerica Bank to execute a waiver through June 30, 2008 of this technical default. As of June 30, 2008, we had no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2008 will range from approximately $15,000 to $17,000. We anticipate those will include the remaining costs of our new inventory pick module in our warehouse in Camarillo, California, the build-out of new retail stores and our corporate offices, and miscellaneous computer hardware and software.  The actual amount of capital expenditures for the remainder of 2008 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

We believe that internally generated funds, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit and market volatility, among others.  Please refer to our Annual Report on Form 10-K under Item 1A. Risk Factors and this Quarterly Report on Form 10-Q under Item 1A. Risk Factors for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirement, we may seek to sell debt securities or additional equity securities or to obtain a new facility or draw on our existing Facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although, as of June 30, 2008, there were no material binding understandings, commitments or agreements with respect to the acquisition of any other businesses. We may, from time to time, evaluate acquisitions of other businesses or brands.

Contractual Obligations.  The following table summarizes our off-balance sheet contractual obligations at June 30, 2008, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$47,956	$8,815	$17,166	$13,326	$8,649
Purchase orders	152,730	152,730	—	—	—
Promotional expenses	1,300	325	650	325	—
Unrecognized tax benefits	2,212	—	2,212	—	—
Total	$204,198	$161,870	$20,028	$13,651	$8,649

Our operating lease obligations consist primarily of building leases for our corporate offices, distribution centers and retail locations.  Our outstanding purchase orders are with our third party manufacturers.  These are outstanding open orders and not minimum obligations; we have no minimum purchase requirement with our factories. Our promotional expenditures are due periodically through 2012. The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized.

See Note 12, “Contingencies,” to the condensed consolidated financial statements for a discussion of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries.

Impact of Inflation

We believe that the rates of inflation during the three most recent fiscal years have not had a material impact on our net sales or income from operations.

Critical Accounting Policies and Estimates

Revenue Recognition.  We recognize revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.  Allowances for estimated returns, discounts, chargebacks, and bad debts are provided for when related revenue is recorded.  Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales.  We present revenue net of taxes collected from customers and remitted to governmental authorities.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a potential material change in the financial statement presentation of our financial condition or results of operations. We have historically been materially accurate in our estimates used for the reserves and allowances below. We believe that the estimates and assumptions below are among those most important to an understanding of our condensed consolidated financial statements contained in this report.

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay.  We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience, and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts.  Reserves have been established for all probable losses of this nature.  The gross trade accounts receivable balance was $58,562 and the allowance for doubtful accounts was $658 at June 30, 2008, compared to gross trade accounts receivable of $80,564 and the allowance for doubtful accounts of $379 at December 31, 2007.  The increase in the allowance for doubtful accounts at June 30, 2008 compared to December 31, 2007 was primarily due to the identification of several potentially uncollectible accounts, which increased the reserve percentage applied to the lower grade accounts, and consequently, increased the bad debt reserve as of June 30, 2008.  Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial results.  For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at June 30, 2008 by approximately $140.

Reserve for Sales Discounts.  A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment, and payment timelines.  We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts. The reserve for sales discounts was $787 at June 30, 2008 and $3,218 at December 31, 2007.  The decrease in the reserve for sales discounts at June 30, 2008 compared to December 31, 2007 was primarily due to the decrease in the gross trade accounts receivable during the period in addition to fewer terms discounts offered during the second quarter of 2008 compared to the fourth quarter of 2007.  Our use of different estimates and assumptions could produce different financial results.  For example, a 10% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at June 30, 2008 by approximately $80.

Allowance for Estimated Returns.  We record an allowance for anticipated future returns of goods shipped prior to period-end.  In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors.  The allowance for returns decreased to $1,229 at June 30, 2008 from $3,687 at December 31, 2007, primarily as a result of lower sales in the six months ended June 30, 2008 compared to the six months ended December 31, 2007.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at June 30, 2008 by approximately $450.

Allowance for Estimated Chargebacks. When our customers pay their invoices, they often take deductions for chargebacks against their invoices, which we seldom recover.  Therefore, we record an allowance for the entire balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances.  This estimate is based on historical trends of the timing of chargebacks taken against invoices.  The allowance for chargebacks was $1,186 at June 30, 2008 and $1,071 at December 31, 2007.

The increase in the allowance was primarily due to a higher volume of disputed chargebacks that were incurred with the collection of accounts receivable balances from the first quarter of 2008.

Inventory Write-Downs.  Inventories are stated at lower of cost or market.  We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory.  In doing so, we write the inventory down to the lower of cost or estimated future net selling prices.  At June 30, 2008, inventories were stated at $112,802, net of inventory write-downs of $1,178.  At December 31, 2007, inventories were stated at $51,776, net of inventory write-downs of $2,029.  The decrease in inventory write-downs at June 30, 2008 compared to December 31, 2007 was primarily due to the sale of inventory that had been previously written down at December 31, 2007.  This was partially offset by new inventory write-downs during the first six months of 2008.  Our use of different estimates and assumptions could produce different financial results. For example, a 10% change in estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at June 30, 2008 by approximately $220.

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

As of December 31, 2007, we performed our annual impairment test of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques and determined that there was no impairment of goodwill or intangible assets as of December 31, 2007.  As of June 30, 2008, our inability to reach our 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other intangible assets were possibly impaired.  As a result, we  conducted an interim impairment evaluation of the Teva goodwill and other intangible assets using market value approaches and valuation techniques as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008.  Our use of different estimates (including estimated royalty rates, discount rates, market multiples and future revenues, among others) and assumptions could produce different financial results.  The annual impairment testing date is still December 31 of each year; however, management will perform an interim test of recoverability should facts and circumstances warrant.  Such facts and circumstances could include further deterioration of general economic conditions, customers reducing orders in response to such conditions and increased competition. As of June 30, 2008, the Company had $11,900 and $20,800 of Teva related goodwill and trademarks, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The provisions of SFAS 157 were effective for us as of January 1, 2008. The FASB has deferred the effective date of SFAS 157 only as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after December 15, 2008. We have only partially applied SFAS 157, and have not applied SFAS 157 to our intangible assets. The adoption of this statement did not have a material effect on our condensed consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  The objective of SFAS 161 is to improve the transparency of financial reporting by requiring additional disclosures about an entity’s derivative and hedging activities. This Statement is effective for us beginning January 1, 2009, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We will apply this Statement prospectively to any derivative and hedging activities entered into on or after the effective date.

In May 2008, the FASB issued Statement No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  The objective of SFAS 162 is to identify the sources of generally accepted accounting principles and provide a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities.  This Statement is effective sixty days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect the adoption of this Statement to have a material effect on our condensed consolidated financial statements.

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

Market Risk.  Our market risk exposure with respect to financial instruments relates to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate, or at our election, to LIBOR. At June 30, 2008, we had no outstanding borrowings under the revolving line of credit.  A 1.0% increase in interest rates on our current borrowings would have no impact on income (loss) before income taxes.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.      Legal Proceedings.

We are involved from time to time in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect on our financial condition or results of operations. Additionally, we have many pending disputes in the U.S. Patent and Trademark Office, foreign trademark offices and U.S. federal and foreign courts regarding unauthorized use or registration of our UGG, Teva, Simple and TSUBO brand trademarks. We also are aware of many instances throughout the world in which a third party is using our UGG trademark within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG and Teva products. Any decision or settlement in any of these matters that allowed a third party to continue to use our UGG, Teva, Simple or TSUBO brand trademarks or a domain name with our UGG brand trademark in connection with the sale of products similar to our products or to continue to manufacture or distribute counterfeit products could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition.

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

Not applicable

Item 3.    Defaults upon Senior Securities.

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 29, 2008, the Company held its Annual Meeting of Stockholders, whereby the stockholders (i) elected eight directors to serve until the Annual Meeting of 2009 and until his or her successor is elected and qualified, (ii) voted against an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 100,000,000, (iii) ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008 and (iv) voted against a proposal authorizing the Proxyholders to transact such other business as may properly come before the Annual Meeting or any continuation, postponements or adjournments thereof.  The results of the stockholder vote on such matters were as follows:

1.               ELECTION OF DIRECTORS

	Total Votes for each nominee	Total Votes withheld from each nominee
Angel R. Martinez	9,629,465	2,458,352
Rex A. Licklider	9,129,230	2,958,587
John M. Gibbons	9,515,728	2,572,089
John G. Perenchio	9,515,869	2,571,948
Maureen Conners	9,515,827	2,571,990
Tore Steen	10,018,408	2,069,409
Ruth M. Owades	11,484,609	603,208
Karyn O. Barsa	11,484,711	603,106

2.               INCREASE NUMBER OF SHARES OF COMMON STOCK

For	3,990,339
Against	8,094,112
Abstentions and broker non-votes	3,366
12,087,817

3.               RATIFY THE APPOINTMENT OF KPMG LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2008

For	11,663,141
Against	421,765
Abstentions and broker non-votes	2,911
12,087,817

4.               AUTHORIZE PROXYHOLDERS TO TRANSACT OTHER BUSINESS

For	2,754,344
Against	9,151,088
Abstentions and broker non-votes	182,385
12,087,817

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 32 of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: August 11, 2008	/s/ Thomas R. Hillebrandt
Thomas R. Hillebrandt
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
10.1#

Senior Executive Employment Agreement dated April 24, 2008 between Thomas R. Hillebrandt and Deckers Outdoor Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 24, 2008 and incorporated by reference herein).

10.2#	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2008 and incorporated by reference herein).
10.3

Waiver and Amendment No. 10 dated June 30, 2008 to Amended and Restated Credit Agreement between Deckers Outdoor Corporation and Comerica Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed July 3, 2008 and incorporated by reference herein).

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