Form 10-Q
period 2008-09-30
DECKERS OUTDOOR CORP
filed 2008-11-10
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008

Common Stock, $0.01 par value	13,068,657

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except par value)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$35,087	$54,525
Restricted cash	440	250
Short-term investments	32,857	113,567
Trade accounts receivable, net of allowances of $9,013 and $8,355 as of September 30, 2008 and December 31, 2007, respectively	112,960	72,209
Inventories	157,933	51,776
Prepaid expenses and other current assets	5,171	3,276
Deferred tax assets	5,959	5,964
Total current assets	350,407	301,567

Restricted cash	700	1,000
Property and equipment, at cost, net	25,406	10,579
Intangible assets, net	44,857	54,131
Deferred tax assets	2,682	2,682
Other assets	80	73
Total assets	$424,132	$370,032

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$48,341	$36,221
Accrued expenses	17,979	17,629
Income taxes payable	11,817	17,544
Total current liabilities	78,137	71,394

Long-term liabilities	3,392	—

Minority interest	533	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized 20,000 shares; issued and outstanding 13,066 and 13,004 shares as of September 30, 2008 and December 31, 2007, respectively	130	130
Additional paid-in capital	113,567	103,659
Retained earnings	228,055	194,567
Accumulated other comprehensive income	318	282
Total stockholders’ equity	342,070	298,638
Total liabilities and stockholders’ equity	$424,132	$370,032

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$197,288	$129,381	$385,939	$254,686
Cost of sales	111,948	70,666	218,111	140,865
Gross profit	85,340	58,715	167,828	113,821

Selling, general and administrative expenses	42,259	28,055	99,731	65,225
Impairment loss	—	—	14,900	—
Income from operations	43,081	30,660	53,197	48,596

Other (income) expense, net:
Interest income	(455)	(851)	(2,507)	(3,504)
Interest expense	14	171	85	667
Other, net	20	36	(237)	114
	(421)	(644)	(2,659)	(2,723)
Income before income taxes and minority interest	43,502	31,304	55,856	51,319

Income taxes	17,445	11,974	22,325	20,271
Minority interest	43	—	43	—
Net income	$26,014	$19,330	$33,488	$31,048

Net income per share:
Basic	$1.99	$1.49	$2.57	$2.43
Diluted	$1.97	$1.47	$2.54	$2.37

Weighted-average common shares outstanding:
Basic	13,054	12,973	13,031	12,784
Diluted	13,199	13,117	13,183	13,095

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$33,488	$31,048
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	4,257	2,846
Provision for (recovery of) doubtful accounts, net	1,753	(229)
Write-down of inventory	2,047	2,688
Loss on sale of short-term investments	3	—
Gain on disposal of property and equipment	(3)	(19)
Impairment loss	14,900	—
Deferred tax provision	5	—
Stock-based compensation	6,461	3,585
Minority interest	43	—
Changes in operating assets and liabilities:
Restricted cash	110	(1,250)
Trade accounts receivable	(42,504)	(24,554)
Inventories	(108,204)	(58,363)
Prepaid expenses and other current assets	(1,895)	(333)
Other assets	(7)	(19)
Trade accounts payable	12,120	10,093
Accrued expenses	(1,314)	2,820
Income taxes payable	(5,675)	(2,028)
Long-term liabilities	3,392	—
Net cash used in operating activities	(81,023)	(33,715)

Cash flows from investing activities:
Purchases of short-term investments	(193,289)	(146,004)
Proceeds from sales of short-term investments	273,355	174,833)
Purchases of property and equipment	(16,666)	(3,734)
Proceeds from sale of property and equipment	66	54
Acquisition of TSUBO, LLC	(5,774)	—
Net cash provided by investing activities	57,692	25,149

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	3,159	11,690
Cash received from issuances of common stock	236	1,970
Contribution from minority interest holder of consolidated entity	490	—
Net cash provided by financing activities	3,885	13,660

Effect of exchange rates on cash	8	(41)

Net change in cash and cash equivalents	(19,438)	5,053
Cash and cash equivalents at beginning of period	54,525	34,255
Cash and cash equivalents at end of period	$35,087	$39,308

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$24,839	$10,610
Interest	561	—
Non-cash investing activity:
Accruals for purchases of property and equipment	$1,296	$145
Non-cash financing activity:
Accruals for net share settlement	$659	—

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)                      General

(a)          Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.  Our business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters of each year, the highest percentage of Teva® brand net sales occurring in the first and second quarters while the quarter with the highest percentage of annual net sales for the Simple® brand has varied from year to year.  In May 2008, the Company acquired 100% of the ownership interest of TSUBO®, LLC.  The Company does not expect the TSUBO brand to have a significant effect on the seasonality of its consolidated net sales in 2008.

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

(b)         Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns, chargebacks and discounts, impairment assessments and charges, deferred taxes, depreciation and amortization, litigation and other contingency reserves, fair value and probability assessments for share-based awards, fair values of financial instruments, and of acquired intangibles, assets and liabilities.  Actual results could differ materially from these estimates.

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

In May 2007, the Company’s Board of Directors, upon recommendation of its Compensation Committee, adopted two new types of long-term incentive award agreements under the 2006 Plan for issuance to the Company’s current and future executive officers.  The new award types consist of stock appreciation right (“SAR”) awards and restricted stock unit (“RSU”) awards.  These awards vest subject to certain long-term performance objectives and certain long-term service conditions.  Provided that these conditions are met, one-half of the SAR and RSU awards vest 80% on December 31, 2010 and 20% on December 31, 2011, and one-half of the SAR and RSU awards vest 80% on December 31, 2015 and 20% on December 31, 2016.  In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), the

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Company recognizes expense only for those awards that management deems probable of achieving the performance and service objectives.  Prior to the beginning of the three month period ended September 30, 2008, the Company did not believe that the achievement of the performance objectives for the SAR and RSU awards with final vesting dates of December 31, 2016 was probable, and therefore the Company had not recognized compensation expense for those awards.  However, as of September 30, 2008, the Company determined that the achievement of the performance objectives for those awards was probable based on updated projections of future sales and diluted earnings per share.  As a result, the Company began recording compensation expense for those awards during the three months ended September 30, 2008 with an adjustment of $1,531 recorded to recognize the cumulative to date compensation expense for those awards.

For the SARs that are expected to vest on December 31, 2015 and December 31, 2016, the per share fair value of SARs granted was $68.90 on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, expected stock volatility of 76.4%, risk-free interest rate of 4.6%, and an expected life of 11.9 years.

On a quarterly basis, the Company generally grants 400 fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

The table below summarizes stock compensation amounts recognized in the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Compensation expense recorded for:
Stock options	$—	$68	$—	$209
NSUs	511	771	1,895	1,735
SARs	1,903	503	3,005	846
RSUs	326	100	558	178
Directors’ shares	331	244	1,003	617
Total compensation expense	3,071	1,686	6,461	3,585
Income tax benefit recognized	(1,252)	(688)	(2,633)	(1,465)
Net compensation expense	$1,819	$998	$3,828	$2,120

The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of September 30, 2008:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$9,286	1.7
SARs	12,135	4.6
RSUs	2,165	4.6
Total	$23,586

During the nine months ended September 30, 2008, 86,000 NSUs were granted under the 2006 Plan.  The weighted-average grant-date fair value of these NSUs was $127.77.

(3)                      Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. At September 30, 2008 and December 31, 2007, accumulated other comprehensive income of $318 and $282, respectively, consisted of net unrealized gains (losses) on short-term investments and cumulative foreign currency translation adjustment.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Comprehensive income is determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$26,014	$19,330	$33,488	$31,048
Unrealized (loss) gain on short-term investments	(49)	(234)	46	(237)
Cumulative foreign currency translation adjustment	(88)	56	(10)	66
Total comprehensive income	$25,877	$19,152	$33,524	$30,877

(4)                      Income per Share

Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three and nine months ended September 30, 2008 and September 30, 2007, the difference between the weighted-average number of shares used in the basic computation and that used in the diluted computation resulted from the dilutive impact of options to purchase common stock and NSUs.

The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted-average shares used in basic computation	13,054,000	12,973,000	13,031,000	12,784,000
Dilutive effect of stock options and NSUs	145,000	144,000	152,000	311,000
Weighted-average shares used for diluted computation	13,199,000	13,117,000	13,183,000	13,095,000

The Company excluded 86,000 and 77,000 contingently issuable shares of common stock underlying its NSUs from the diluted net income per share computation for the three and nine months ended September 30, 2008 and 2007, respectively.  The Company excluded all of its SARs and RSUs from the diluted net income per share computation for both the three and nine months ended September 30, 2008 and 2007, respectively.  The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through September 30, 2008 and 2007.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(5)                      Restricted Cash

In January 2007, the Company entered into an escrow agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank.  The escrow agreement was initiated in conjunction with the Company’s purchase obligation with a movie production company for advertising services.  As a result of the agreement, during the nine months ended September 30, 2008, the Company paid $250 of the purchase obligation and the Company had $1,000 of restricted cash related to this obligation remaining as of September 30, 2008.  Film production was completed and the movie was released in March 2008. Accordingly, the Company recorded the full $1,250 obligation as advertising expense during the first quarter of 2008.  Of the total restricted cash related to this purchase obligation, $300 is short-term and is included as a current asset, and the remaining $700 is long-term and is included as a noncurrent asset in the Company’s condensed consolidated balance sheet at September 30, 2008.  The escrow agreement contains a disbursement schedule according to when the remaining funds will be disbursed to the production company, which is as follows:

January 2009	$300
January 2010	300
January 2011	200
January 2012	200
$1,000

In addition, as of September 30, 2008, the Company had short-term restricted cash held in trust as a bond for an overseas legal matter.

(6)                      Short-term Investments

Short-term investments are classified as available for sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity. Interest and dividends are included in interest income in the condensed consolidated statements of income.  Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements. The fair values of the Company’s investments are shown in the table below.  The fair value for each of the assets in the table below, other than auction rate securities, was determined based on quoted prices in active markets for identical assets, categorized as Level 1 inputs under FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements”.  As of September 30, 2008, the fair value for the auction rate securities was based on inputs categorized as Level 3 inputs under SFAS 157 as discussed further below.

The Company has determined that the decline in fair values included in the table below are temporary, and therefore the unrealized losses have not been included in the condensed consolidated statements of income.  As of September 30, 2008, the Company held $2,250 of auction rate securities that experienced failed auctions during the nine months then ended.  Pursuant to a settlement agreement entered into between the Financial Industry Regulatory Authority and the Company’s investment manager, the Company’s investment manager offered to purchase 100% of the Company’s auction rate securities at par value during September 2008.  The Company accepted the settlement offer, and subsequently, on October 30, 2008, the Company sold its auction rate securities to the investment manager at par value.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	September 30, 2008			December 31, 2007
	Cost	Unrealized (Losses) Gains	Fair Value	Cost	Unrealized (Losses) Gains	Fair Value
Short-term Investments
Certificates of deposit	$—	$—	$—	$6,998	$(21)	$6,977
Government and agency securities	25,674	(13)	25,661	3,992	8	4,000
Corporate bonds	4,998	(52)	4,946	33,558	(98)	33,460
Variable rate demand notes	—	—	—	47,830	—	47,830
Auction rate securities/DRDs	2,250	—	2,250	21,300	—	21,300
Total short-term investments	$32,922	$(65)	$32,857	$113,678	$(111)	$113,567

(7)                      Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000.  Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (5.00% at September 30, 2008) or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, (3.93% at September 30, 2008) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010.  At September 30, 2008, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $680.  As a result, $19,320 was available under the Facility at September 30, 2008.

The agreements underlying the Facility contain certain financial covenants, currently including a limitation on aggregate annual lease payments of $15,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter, a limitation on annual consolidated capital expenditures of $28,000, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004 plus 75% of consolidated net profit on a cumulative basis, and a requirement that the Company’s consolidated total liabilities to consolidated effective tangible net worth ratio be greater than 1.50:1.00.  The agreements also contain a prohibition on the payment of dividends.  At September 30, 2008, the Company was in compliance with all covenants.

(8)                      Income Taxes

Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  Income tax expense and effective income tax rates were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Income tax expense	$17,445	$11,974	$22,325	$20,271
Income tax rate	40.1%	38.3%	40.0%	39.5%

The increase in the effective tax rate was primarily due to the offshore allocation of a portion of the intellectual property rights of TSUBO, which required a one-time buy-in payment of $800 that increased U.S. based income as a percentage of worldwide income.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2008 was $2,152. Since the adoption of FASB Interpretation No. 48 (“FIN 48”) in the first quarter of 2007, “Accounting for Uncertainty in Income Taxes,” the Company has accounted for interest and penalties generated by income tax contingencies as interest expense in the condensed consolidated statements of income. There was an insignificant amount of interest expense recognized in the nine months ended September 30, 2008.  The amount of interest accrued in the condensed consolidated balance sheet as of September 30, 2008 was $449.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Balance at January 1, 2008	$3,588
Gross increase related to current year tax positions	457
Gross decrease due to settlements with taxing authorities	(1,535)
Gross decrease due to lapse of statute of limitations	(174)
Balance at September 30, 2008	$2,336

 (9)                   Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The provisions of SFAS 157 were effective for the Company as of January 1, 2008. The FASB has deferred the effective date of SFAS 157 only as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after December 15, 2008. As permitted under SFAS 157, the Company has not applied SFAS 157 to its intangible assets. The adoption of this statement did not have a material effect on the Company’s condensed consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (referred to as minority interests prior to SFAS 160) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for the Company beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including the Company’s current minority interest and any others that arise before that date.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

In May 2008, the FASB issued Statement No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  The objective of SFAS 162 is to identify the sources of generally accepted accounting principles (“GAAP”) and provide a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to Auditing Standard Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of this Statement to have a material effect on its condensed consolidated financial statements.

In October 2008, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active.”  This FSP clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008.  The adoption of this FSP did not have a material effect on the Company’s condensed consolidated financial statements.

(10)                Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, non-operating income and expenses or certain unusual items to segments. The Company evaluates segment performance based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units responsible for the worldwide wholesale operations of each of its brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive compensation,  accounting and finance, legal, information technology, credit and collections, human resources  and facilities costs, among others.  The gross profit derived from the sales to third parties of the eCommerce segment and the retail store segment is separated into two components:  (i) the wholesale profit is included in the operating income or loss of each of the brands’ wholesale segments, and (ii) the retail profit is included in the operating income or loss of the eCommerce segment and the retail store segment.

In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC.  The wholesale operations of the TSUBO brand is a reportable segment presented in the figures below.

In prior years, eCommerce and retail stores were one reportable segment, Consumer Direct.  The figures presented below for the three and nine month periods ended September 30, 2007 show the breakdown of the Consumer Direct segment into the current format of two reportable segments, eCommerce and retail stores.

DECKERS OUTDOOR CORPORATION
AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amount in thousands, expect share quantity and per share data)

Net sales and operating income (loss) by business segment are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales to external customers:
UGG wholesale	$165,195	$105,661	$254,950	$148,852
Teva wholesale	9,584	9,404	69,281	68,814
Simple wholesale	4,304	3,714	12,420	9,202
TSUBO wholesale	2,200	—	2,853	—
eCommerce	10,596	7,789	32,654	21,582
Retail stores	5,409	2,813	13,781	6,236
	$197,288	$129,381	$385,939	$254,686

Income (loss) from operations:
UGG wholesale	$62,149	$42,533	$95,331	$58,447
Teva wholesale*	467	538	212	18,385
Simple wholesale	(371)	(395)	(204)	(1,258)
TSUBO wholesale	(278)	—	(338)	—
eCommerce	2,907	2,244	9,612	6,512
Retail stores	(689)	(32)	(789)	(515)
Unallocated overhead costs	(21,104)	(14,228)	(50,627)	(32,975)
	$43,081	$30,660	$53,197	$48,596

* Included in Teva income from operations is an impairment loss of $14,900 recognized during the second quarter of 2008 (see note 11).

Business segment asset information is summarized as follows:

	September 30, 2008	December 31, 2007
Total assets for reportable segments:
UGG wholesale	$242,512	$93,554
Teva wholesale	54,718	78,612
Simple wholesale	9,660	5,648
TSUBO wholesale	9,022	—
eCommerce	1,318	491
Retail stores	9,442	5,413
	$326,672	$183,718

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

	September 30, 2008	December 31, 2007
Total assets for reportable segments	$326,672	$183,718
Unallocated deferred tax assets	8,641	8,646
Other unallocated corporate assets	88,819	177,668
Consolidated total assets	$424,132	$370,032

The majority of the Company’s sales are to customers throughout the U.S. The Company also has sales to foreign distributors located in Europe, Canada, Australia, Asia, and Latin America, among other regions. International sales were 17.7% and 11.0% of the Company’s total net sales for the three months ended September 30, 2008 and 2007, respectively. International

DECKERS OUTDOOR CORPORATION
AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amount in thousands, expect share quantity and per share data)

sales were 22.8% and 18.0% of the Company’s total net sales for the nine months ended September 30, 2008 and 2007, respectively. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

As of September 30, 2008, approximately $7,811 of trademarks, $466 of goodwill and $421 of other intangible assets were held in Bermuda by a subsidiary of the Company. Substantially all other long-lived assets were held in the U.S. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. One customer accounted for 10.1% and 10.8% of the Company’s net sales for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company had two customers representing 15.8% and 13.2%, respectively, of net trade accounts receivable and as of December 31, 2007, the Company had one customer representing 34.2% of net trade accounts receivable.

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

(11)                Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company performed its annual impairment test of non-amortizable intangible assets using market value approaches and valuation techniques as of December 31, 2007, and determined that there was no impairment of goodwill or other intangible assets. As of June 30, 2008, the Company’s inability to reach its 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other intangible assets were possibly impaired. As a result, the Company conducted an interim impairment evaluation of the Teva goodwill and other intangible assets using market value approaches and valuation techniques as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, the Company recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008. The method used to determine the fair value of the trademarks was a royalty relief method using discounted cash flows to determine future royalty revenue and expenses. The impairment loss is included in a separate line item within income from operations for the nine months ended September 30, 2008, and as a part of the Teva reportable segment. The determination of fair value involves significant judgment and estimates, including forecasted revenues, discount rates, market multiples, royalty rates and probability assessments, among others. Accordingly, changes to such judgments and estimates could result in impairments in future periods. There were no triggering events during the three months ended September 30, 2008 that would require management to accelerate its year-end impairment testing. As of September 30, 2008, the Company had $11,929 and $20,800 of Teva related goodwill and trademarks, respectively.

(12)                Commitments and Contingencies

As disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, the Company has certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries, Holbrook Limited, a Hong Kong company. The Company has paid certain amounts against these obligations and has also negotiated certain reductions of previously accrued amounts. In accordance with SFAS No. 5, “Accounting for Contingencies,” as of September 30, 2008, management has determined the remaining liability for such matters to be approximately $1,600, and has accrued this amount in current liabilities. The remaining liability may continue to change in future periods as a result of negotiations with the taxing authorities and the accrual of interest charges that may continue to be incurred through settlement. Because these matters relate in part to employment related tax matters, there is a level of subjectivity utilized in the interpretation of the application of tax and employment related laws and regulations. Accordingly, the amounts as ultimately negotiated and settled may differ from the Company’s estimates.

In September 2008, the Company entered into a pilot services agreement whereby a third party is providing the Company with selling services. In connection with this agreement, the Company has guaranteed the third party’s obligations to a merchant services provider. The Company may terminate this guarantee upon thirty days written notice to the merchant services

DECKERS OUTDOOR CORPORATION
AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amount in thousands, expect share quantity and per share data)

provider. The agreement does not provide for a maximum payout; however, management believes the likelihood of any payments under this guarantee is remote and would have an immaterial effect on the condensed consolidated financial statements.

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

•                        expectations regarding our liquidity and market and economic conditions;

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

Overview

We are a leading designer, producer and brand manager of innovative, high-quality footwear and accessories and the category creator in the luxury sheepskin, sport sandal and sustainable footwear segments. We market our products primarily under four proprietary brands:

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

Our business has been impacted by several important trends affecting our end markets:

•                  Recent changes in U.S. and global economic conditions have adversely impacted businesses generally; some of our customers may be adversely affected, which in turn may adversely impact our financial results.

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

•                  consumer brand loyalty, due to the luxury and comfort of UGG brand footwear,

•                  increased marketing in high-end magazines,

•                  successful targeting of high-end distribution,

•                  adoption by high-profile film and television celebrities as a favored footwear brand,

•                  increased media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to,

•                  increased exposure to the brand driven by our concept stores which showcase all of our product offerings,

•                  continued geographic expansion across the U.S. and internationally, and

•                  continued innovation of new product categories and styles.

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

UGG brand’s wholesale net sales increased 56.3% for the third quarter of 2008 and 71.3% for the nine months ended September 30, 2008 and UGG brand’s net sales including wholesale, eCommerce and retail store sales increased by approximately 57.1% for the third quarter of 2008 and 73.1% for the nine months ended September 30, 2008, compared to the same periods in 2007. Nevertheless, we cannot assure investors that UGG brand sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline.

Teva Brand Overview

We continue to see a significant shift in consumer preferences and lifestyles to include more outdoor recreational activities. Because of our long history with outdoor footwear, as well as our renewed commitment to performance and lifestyle product innovation, the Teva brand has remained popular with outdoor athletes and enthusiasts, and is poised to capture new outdoor consumers entering the market. Our spring and fall 2009 product lines include a mix of core performance product evolutions and new lifestyle product introductions. Beginning with the introduction of our first fully complete closed-toe footwear collection in fall 2008, we have begun to reduce our reliance on sandal sales and optimal spring weather.

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

Wholesale net sales of Teva products increased by 1.9% for the third quarter of 2008 and 0.7% for the nine months ended September 20, 3008, compared to the same periods in 2007. Net sales of Teva products including wholesale, eCommerce and retail store sales were flat for both the three and nine months ended September 30, 2008 compared to the same periods in 2007. We believe that Teva has more competition than our other brands, and that as a result, a slow economy curtailed Teva’s growth more than our other brands during this period.

Because of the lower than expected growth rates, we conducted an interim impairment evaluation of the Teva goodwill and other intangible assets using market value approaches and valuation techniques as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008, which is included as a separate line item in our condensed consolidated statement of income for the nine months ended September 30, 2008. See Note 11, “Goodwill and Other Intangible Assets,” to the condensed consolidated financial statements.

Simple Brand Overview

The Simple brand is committed to innovation and bringing sustainable products to the market, growing the brand’s business while at the same time bringing environmental awareness and creating meaningful, environmentally friendly products for a global market. The Simple brand is a leader in sustainable footwear and accessories. We feel that how we make Simple products is just as important as why we make them. That means our goal is to find more sustainable and innovative ways of doing business. We are committed to our goal of making Simple products 100% sustainable, thus minimizing the ecological footprint left on the planet. Green Toe®, a collection of sustainable footwear, represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes.

The progress in Green Toe has influenced the rest of the Simple product line, which has led to the development of additional product platforms, including ecoSNEAKS™ and PlanetWalkers®. These product collections also use sustainable materials such as water-based cements, organic cotton, British Leather Consortium (BLC) and International Standards Organization (ISO) 14001 leathers, hemp, and outsoles made from recycled car tires. We promote our Simple brand by emphasizing that we make fun, casual, comfortable and sustainable footwear. Our goal is to create a dialogue with the consumer through all communication vehicles and to show people that sustainability is an emerging lifestyle for everyone, not just environmentally conscious individuals. Our print advertising campaigns include national publications and alternative weekly publications in select cities around the world. Our online advertising campaign reaches consumers through websites that focus on sustainability as well as popular culture. Additionally, we sponsor environmental-themed concerts, film festivals and green expos to showcase and tell the sustainable lifestyle brand story.

For the three and nine months ended September 30, 2008, wholesale net sales of Simple products increased by approximately 15.9% and 35.0%, respectively, and net sales of Simple products including wholesale, eCommerce and retail store sales increased by approximately 16.6% and 36.9%, respectively, compared to the same periods in 2007. We have already exceeded 2007 annual sales of Simple products. However, we cannot assure investors that Simple brand sales will continue to grow at their recent pace or that revenue from Simple products will not at some point decline.

TSUBO Brand Overview

In May 2008, we acquired 100% of the ownership interest of TSUBO, LLC (“TSUBO”). TSUBO, meaning pressure point in Japanese, was a company co-founded by British designer Nick O’Rorke in 1998. The TSUBO brand was marketed as a high-end casual footwear company with products for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort. TSUBO products are sold throughout the United States primarily at department stores and independent shoe stores, as well as in Canada, France, Denmark, Slovenia, Israel, Japan, Australia, and New Zealand.

We believe that the TSUBO brand represents an ideal complement to our portfolio of lifestyle brands. The TSUBO brand’s target consumer, product selection, industry niche and relative under-penetration in the marketplace make it a good fit for our business model. In addition, the TSUBO brand’s commitment to quality distribution and its unique performance comfort platform allow us to develop a compelling brand story for the global marketplace. We intend to leverage our existing design, marketing and distribution capabilities to grow the TSUBO brand into a meaningful business over the next few years, consistent with our mission to build niche brands into global market leaders. Nevertheless, we cannot assure investors that our efforts will be successful.

eCommerce Overview

Our eCommerce business, which sells all of our brands, enables us to meet the growing demand for these products, to sell the products at retail prices and to provide us with significant incremental operating income. In recent years, our eCommerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers have continued to increase usage of the internet for footwear and other purchases. For the three and nine months ended September 30, 2008, net sales of the eCommerce business increased by approximately 36.0% and 51.3%, respectively, compared to the same periods in 2007.

Our eCommerce business consists of internet and catalog sales. Managing our internet business requires us to focus on generating internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes. We plan to continue to grow our internet business through improved website features and performance, increased marketing and international websites. Overall, our eCommerce business benefits from the strength of our brands and, as we grow our brands over time, we expect this division to continue to be an important segment of our business. Nevertheless, we cannot assure investors that eCommerce sales will continue to grow at their recent pace or that revenue from our eCommerce business will not at some point decline.

Retail Stores Overview

Based upon the success of our existing concept stores in Chicago and the SoHo area of New York City, we opened our first west coast UGG brand concept store in August 2008 in San Francisco near Union Square. We plan to open our second New York City UGG brand concept store near Lincoln Square as well as our sixth retail outlet store in New Jersey in November 2008. In the United Kingdom, we plan to open two Deckers’ owned UGG brand stores in London in the fourth quarter of 2008.

In July 2008, we entered into a joint venture agreement with an affiliate of Stella International Holdings Limited for the opening of retail stores and wholesale distribution for the UGG brand in China. Initial plans call for the opening of one new store in Beijing, China in 2008. The joint venture is owned 51% by Deckers and 49% by Stella International. The total initial investment in the joint venture is $1,000 contributed by both parties in proportion to their respective ownership in the joint venture. The estimated total investment by Deckers and Stella International, including contributed capital and loans, for the joint venture is expected to be approximately $5,000.

Our retail stores enable us to directly impact our customers’ experience, meet the growing demand for these products, sell the products at retail prices and provide us with incremental annual operating income. Net sales of our retail store business increased 145.4%, 143.2% and 92.3% in the first, second, and third quarters of 2008, respectively, compared to the same periods in 2007. For those stores that were open during the first, second, and third quarters of last year, same store sales grew by 46.1%, 59.4% and 32.7%, respectively, when compared to the same period last year. Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters of each year and the highest percentage of Teva brand net sales occurring in the first and second quarters. To date, the Simple and TSUBO brands have not had a seasonal impact on the Company.

	2008
	First Quarter	Second Quarter	Third Quarter
Net sales	$97,535	$91,116	$197,288
Income (loss) from operations*	$17,060	$(6,944)	$43,081

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$72,575	$52,730	$129,381	$194,243
Income from operations	$15,072	$2,864	$30,660	$56,957

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,004	$41,721	$82,322	$124,376
Income from operations**	$8,823	$3,913	$17,191	$21,515

* Included in loss from operations in the second quarter of 2008 is a $14,900 impairment loss on our Teva trademarks.

** Included in income from operations in the fourth quarter of 2006 is a $15,300 impairment loss on our Teva trademarks.

Due to the dramatic growth in the UGG brand in recent years, net sales in the second half of the year have exceeded that for the first half of the year. Given our expectations for each of our brands in 2008, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Item 1A. “Risk Factors.”

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales by location:
U.S.	$162,294	$115,197	$298,077	$208,891
International	34,994	14,184	87,862	45,795
Total	$197,288	$129,381	$385,939	$254,686

Net sales by product line and eCommerce and retail store business:
UGG:
Wholesale	$165,195	$105,661	$254,950	$148,852
eCommerce	8,378	5,499	25,956	15,205
Retail stores	5,102	2,566	13,081	5,754
Total	178,675	113,726	293,987	169,811
Teva:
Wholesale	9,584	9,404	69,281	68,814
eCommerce	1,486	1,712	4,549	4,975
Retail stores	148	107	336	215
Total	11,218	11,223	74,166	74,004
Simple:
Wholesale	4,304	3,714	12,420	9,202
eCommerce	705	578	2,100	1,402
Retail stores	159	140	364	267
Total	5,168	4,432	14,884	10,871
TSUBO:
Wholesale	2,200	—	2,853	—
eCommerce	27	—	49	—
Total	2,227		2,902	—

Total	$197,288	$129,381	$385,939	$254,686

Income (loss) from operations by product line and eCommerce and retail store business:
UGG wholesale	$62,149	$42,533	$95,331	$58,447
Teva wholesale*	467	538	212	18,385
Simple wholesale	(371)	(395)	(204)	(1,258)
TSUBO wholesale	(278)	—	(338)	—
eCommerce	2,907	2,244	9,612	6,512
Retail stores	(689)	(32)	(789)	(515)
Unallocated overhead costs	(21,104)	(14,228)	(50,627)	(32,975)
Total	$43,081	$30,660	$53,197	$48,596

* Included in Teva income from operations is an impairment loss of $14,900 recognized during the second quarter of 2008.

The following table sets forth certain data as a percentage of net sales for the periods indicated, and the percent change in dollars of each item between the periods.

	Three Months Ended		Percent
	September 30,		Change
	2008	2007	2007 to 2008
Net sales	100.0%	100.0%	52.5%
Cost of sales	56.7	54.6	58.4
Gross profit	43.3	45.4	45.3
Selling, general and administrative expenses	21.4	21.7	50.6
Income from operations	21.8	23.7	40.5
Other income, net	(0.2)	(0.5)	(34.6)
Income before income taxes	22.0	24.2	38.8
Income taxes	8.8	9.3	45.7
Minority interest	0.0	—	*
Net income	13.2%	14.9%	34.6%

	Nine Months Ended		Percent
	September 30,		Change
	2008	2007	2007 to 2008
Net sales	100.0%	100.0%	51.5%
Cost of sales	56.5	55.3	54.8
Gross profit	43.5	44.7	47.4
Selling, general and administrative expenses	25.8	25.6	52.9
Impairment loss	3.9	—	*
Income from operations	13.8	19.1	9.5
Other income, net	(0.7)	(1.1)	(2.4)
Income before income taxes	14.5	20.1	8.8
Income taxes	5.8	8.0	10.1
Minority interest	0.0	—	*
Net income	8.7%	12.2%	7.9%

* Calculation of percentage change is not meaningful.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Overview.  For the three months ended September 30, 2008, we had net sales of $197,288 and income from operations of $43,081, compared to net sales of $129,381 and income from operations of $30,660 for the three months ended September 30, 2007.  The increase in net sales was primarily due to an increase in UGG product sales.  The increase in income from operations resulted primarily from the increase in net sales, partially offset by a lower gross margin and higher selling, general and administrative expenses.

Net Sales.  Net sales increased by $67,907, or 52.5%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  This increase was primarily driven by strong sales for the UGG brand.  In addition, our weighted-average wholesale selling price per pair increased 15.9% to $54.92 for the three months ended September 30, 2008 from $47.38 for the three months ended September 30, 2007, resulting primarily from higher UGG sales, which generally carry a higher average selling price along with an increase in average selling price, in part, to offset the anticipated increase in the cost of materials.  During the quarter, we experienced increases in the number of pairs sold of our UGG, Simple and TSUBO brands, partially offset by a decrease in the number of pairs sold of our Teva brand, resulting in a 31.7% overall increase in the volume of footwear sold to approximately 3.5 million pairs for the three months ended September 30, 2008 compared to approximately 2.6 million pairs for the three months ended September 30, 2007.

Wholesale net sales of our UGG brand increased by $59,534, or 56.3%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to an increase in the total number of pairs sold both domestically and internationally as well as an increase in the weighted-average wholesale selling price per pair.

Wholesale net sales of our Teva brand increased by $180, or 1.9%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to an increase in the weighted-average wholesale selling price per pair, partially offset by a decrease in the number of pairs sold.

Wholesale net sales of our Simple brand increased by $590, or 15.9%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Simple’s performance was driven primarily by an increase in the weighted-average wholesale selling price per pair as well as an increase in the number of pairs sold.

Wholesale net sales of our TSUBO brand, which we acquired in May 2008, were $2,200 for the three months ended September 30, 2008.

Net sales of our eCommerce business increased by $2,807, or 36.0%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The increase in net sales included an increase in UGG brand eCommerce sales of $2,879, or 52.4%, a decrease in Teva brand eCommerce sales of $226, or 13.2%, an increase in Simple brand eCommerce sales of $127, or 22.0%, and TSUBO eCommerce sales of $27.

Net sales of our retail store business increased by $2,596, or 92.3%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in net sales included increases in sales of UGG products of $2,536, or 98.8%, Teva products of $41, or 38.3%, and Simple products of $19, or 13.6%.  The increase in UGG sales was partially due to the addition of two new UGG brand concept stores opened since September 30, 2007. However, we cannot assure investors that retail store sales will continue to grow at their recent pace.

International sales, which are included in the segment sales above, for all of our products combined increased by $20,810, or 146.7%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, representing 17.7% of net sales for the three months ended September 30, 2008 compared to 11.0% of net sales for the three months ended September 30, 2007.  The majority of the international sales growth was from the UGG brand in each of our international markets, led by the European region.

Gross Profit.  Gross profit increased by $26,625, or 45.3%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.  As a percentage of net sales, gross margin decreased to 43.3% for the three months ended September 30, 2008, compared to 45.4% for the three months ended September 30, 2007, primarily due to material cost increases and a higher percentage of international sales for the UGG brand, which has a lower average gross margin than domestic sales.  These margin decreases were partially offset by an increase in Simple brand gross margins due primarily to the increase in the weighted-average wholesale selling price per pair.  Our gross margins fluctuate based on several factors and we expect our gross margin to decrease for the full year of 2008 from 2007 to approximately 45%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, increased by $14,204, or 50.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  As a percentage of net sales, SG&A decreased slightly to 21.4% for the three months ended September 30, 2008 compared to 21.7% for the three months ended September 30, 2007.  The increase in SG&A in absolute dollars resulted primarily from an increase in personnel costs including additional stock compensation related to our long-term incentive plan, additional costs related to our expanded distribution center, an increase in our bad debt reserve due to higher credit risk in the current economic environment, and higher sales and marketing variable costs related to the increase in sales and three new retail stores that were not open during the full third quarter of 2007.

Income from Operations.  Income from operations increased by $12,421, or 40.5%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  This increase is due to the increase in net sales, partially offset by the lower gross margin and higher selling, general and administrative expenses.

Income from operations of UGG brand wholesale increased by $19,616, or 46.1%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The increase was primarily the result of the higher sales volumes, partially offset by lower gross margins and increased bad debt reserves, divisional sales expenses, commissions and research and development expenses.

Income from operations of Teva brand wholesale decreased by $71, or 13.2%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  This decrease resulted primarily from lower gross margins and increased divisional sales and research and development expenses, partially offset by a decrease in marketing expenses and an increase in net sales.

Loss from operations of Simple brand wholesale decreased by $24, or 6.1%, for the three months ended September 30, 2008 compared to the loss during the three months ended September 30, 2007.  This improvement in performance was primarily due to higher sales and gross margins, partially offset by higher marketing, divisional sales and research and development expenses.

Loss from operations of TSUBO brand wholesale, which we acquired in May 2008, was $278 for the three months ended September 30, 2008.

Income from operations of our eCommerce business increased by $663, or 29.5%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  This was primarily due to the increase in net sales, partially offset by higher operating costs.

Loss from operations of our retail store business increased by $657 for the three months ended September 30, 2008 compared to the loss during the three months ended September 30, 2007.  This was primarily due to higher operating costs associated with the new retail stores that were not open during the full third quarter of 2007, partially offset by the increase in net sales.

Unallocated overhead costs increased by $6,876, or 48.3%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, resulting primarily from higher corporate payroll costs, including share-based compensation, and higher distribution center costs related to our additional space we added in December 2007.

Other (Income) Expense, Net.  Interest income decreased by $396, or 46.5%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.  The decrease resulted primarily from lower market interest rates.  Interest expense and other, net, decreased by $173, or 83.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  This was primarily due to a decrease in interest and penalties expenses related to certain tax matters in the Far East.

Income Taxes.  For the three months ended September 30, 2008, income tax expense was $17,445, representing an effective income tax rate of 40.1%.  For the three months ended September 30, 2007, income tax expense was $11,974, representing an effective income tax rate of 38.3%.  The increase in the effective tax rate was primarily due to the offshore allocation of a portion of the intellectual property rights of TSUBO, which required a one-time buy-in payment of $800 that increased U.S. based income as a percentage of worldwide income.  The effective tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter.

Minority Interest.  Minority interest in our joint venture with Stella International, which was formed in July 2008, was $43 for the three months ended September 30, 2008.

Net Income.   Our net income increased by $6,684, or 34.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, as a result of the items discussed above.  Our diluted earnings per share increased by 34.0% to $1.97 for the three months ended September 30, 2008 compared to $1.47 in the same period of 2007, primarily as a result of the increase in net income.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Overview.  For the nine months ended September 30, 2008, we had net sales of $385,939 and income from operations of $53,197, compared to net sales of $254,686 and income from operations of $48,596 for the nine months ended September 30, 2007.  The increase in net sales was primarily due to higher UGG brand net sales.  Income from operations increased primarily as a result of the increase in net sales, partially offset by a lower gross margin and higher selling, general and administrative expenses as well as an impairment loss recognized during the second quarter of 2008.

Net Sales.  Net sales increased by $131,253, or 51.5%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  This increase was primarily driven by strong sales of our UGG brand.  In addition, our weighted-average wholesale selling price per pair increased 23.4% to $36.92 for the nine months ended September 30, 2008 from $29.93 for the nine months ended September 30, 2007, resulting primarily from higher UGG sales, which generally carry a higher average selling price and which had an increase in average selling price in part to offset the anticipated increase in the cost of materials.  We also experienced increases in the number of pairs sold of our UGG, Simple and TSUBO brands, partially offset by a decrease in the number of pairs sold of our Teva brand, resulting in a 22.0% overall increase in the volume of footwear sold to approximately 9.7 million pairs for the nine months ended September 30, 2008 compared to approximately 7.9 million pairs for the nine months ended September 30, 2007.

Wholesale net sales of our UGG brand increased by $106,098, or 71.3%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to an increase in the number of pairs sold as well as an increased weighted-average wholesale selling price per pair.

Wholesale net sales of our Teva brand increased by $467, or 0.7%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to an increase in the weighted-average wholesale selling price per pair, partially offset by a decrease in the number of pairs sold.

Wholesale net sales of our Simple brand increased by $3,218, or 35.0%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Simple’s performance was driven primarily by an increase in the weighted-average wholesale selling price per pair as well as an increase in the number of pairs sold.

Wholesale net sales of our TSUBO brand were $2,853 for the nine months ended September 30, 2008.

Net sales of our eCommerce business increased by $11,072, or 51.3%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase included an increase in sales of UGG products of $10,751, or 70.7%, a decrease in sales of Teva products of $426, or 8.6%, an increase in sales of Simple products of $698, or 49.8%, and sales of TSUBO products of $49.

Net sales of our retail store business increased by $7,545, or 121.0%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase included increases in UGG product sales of $7,327, or 127.3%, Teva product sales of $121, or 56.3%, and Simple product sales of $97, or 36.3%.  The large increase in UGG brand sales is partially attributable to our two new UGG brand concept stores opened since September 30, 2007.  However, we cannot assure investors that retail store sales will continue to grow at their recent pace.

International sales, which are included in the segment sales above, for all of our products combined increased by $42,067 or 91.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, representing 22.8% of net sales for the nine months ended September 30, 2008 compared to 18.0% of net sales for the nine months ended September 30, 2007.  The majority of the international sales growth was due to increases in UGG, Teva and Simple brand sales with the largest increase coming from UGG brand sales, led by the European region.

Gross Profit.  Gross profit increased by $54,007, or 47.4%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  As a percentage of net sales, gross margin was 43.5% for the nine months ended September 30, 2008, compared to 44.7% for the nine months ended September 30, 2007.  The decline in our gross margin was primarily due to increased costs associated with our UGG brand and an increased percentage of international UGG brand sales, which carry a lower gross margin. Our gross margins fluctuate based on several factors and we expect our gross margin to decrease for the full year of 2008 over 2007 due to the increased costs discussed above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, increased by $34,506, or 52.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  As a percentage of net sales, SG&A increased slightly to 25.8% for the nine months ended September 30, 2008 compared to 25.6% for the nine months ended September 30, 2007.  The increase in SG&A in absolute dollars resulted from:

•                  an increase in personnel costs, including additional stock compensation related to our long-term incentive plan,

•                  additional costs related to our expanded distribution center,

•                  an increase in our bad debt reserve due to higher credit risk in the current economic environment,

•                  higher sales and marketing variable costs related to the increase in sales and three new retail stores that were not open during the full nine months of last year,

•                  our portion of the production costs for the documentary IMAX film, “Grand Canyon Adventure, River at Risk,” which was sponsored by Teva and was released in IMAX theaters in March 2008,

•                  and increased legal costs due primarily to increased efforts to defend and protect our intellectual property.

Impairment Loss.   As of June 30, 2008, our inability to reach our 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other intangible assets were possibly impaired.  As a result, we conducted an interim impairment evaluation of the Teva goodwill and other intangible assets using market value approaches and valuation techniques as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment charge of $14,900 on the Teva trademarks during the three months ended June 30, 2008, which is reflected in our condensed consolidated statement of income for the nine months ended September 30, 2008.

Income from Operations.  Income from operations increased by $4,601, or 9.5%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  This increase was due primarily to the increase in net sales, partially offset by the lower gross margin, higher selling, general and administrative expenses and the impairment loss during the second quarter of 2008.

Income from operations of UGG wholesale increased by $36,884, or 63.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase was primarily the result of the higher sales volumes, partially offset by lower gross margins and increased divisional sales expenses, bad debt reserves, marketing expenses, commissions and research and development expenses.

Income from operations of Teva wholesale decreased by $18,173, or 98.8%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  This decrease resulted primarily from the $14,900 impairment loss on our Teva trademarks in the second quarter of 2008, as well as lower gross margins and higher divisional expenses including our portion of the production costs for the documentary IMAX film, “Grand Canyon Adventure, River at Risk.”

Loss from operations of Simple wholesale was $204 for the nine months ended September 30, 2008 compared to the loss of $1,258 for the nine months ended September 30, 2007.  This improvement in performance was primarily due to higher sales and gross margins due to an increase in the weighted-average wholesale selling price per pair, partially offset by higher marketing, divisional sales and product design expenses.

Loss from operations of TSUBO wholesale was $338 for the nine months ended September 30, 2008.

Income from operations of our eCommerce business increased by $3,100, or 47.6%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  This was primarily due to the increase in net sales, partially offset by lower gross margins and increased operating costs and marketing expenses.

Loss from operations of our retail store business increased by $274, or 53.2%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  This was primarily due to the higher operating costs associated with our new retail stores that were not open during the full nine months of last year, partially offset by higher retail sales.

Unallocated overhead costs increased by $17,652, or 53.5%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, resulting primarily from higher corporate payroll costs, including share-based compensation, and additional costs related to our expanded distribution center.

Other (Income) Expense, Net.  Interest income decreased by $997, or 28.5%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  The decrease resulted primarily from lower market interest rates on higher average cash and cash equivalents and investment balances during the nine months ended September 30, 2008 versus the same period of 2007. Other income, net of interest expense, was $152 for the nine months ended September 30, 2008 compared to interest expense and other, net, of $781 for the nine months ended September 30, 2007.  This was primarily due to the reversal of certain penalties during the nine months ended September 30, 2008 that were previously accrued related to certain tax matters in the Far East, because authorities in China did not assess the related estimated penalties when a portion of the tax obligations was paid and settled, as well as a decrease in interest expense related to those obligations.

Income Taxes.  For the nine months ended September 30, 2008, income tax expense was $22,325, representing an effective income tax rate of 40.0%.  For the nine months ended September 30, 2007, income tax expense was $20,271 representing an effective income tax rate of 39.5%.  The increase in the effective tax rate was primarily due to the offshore allocation of a portion of the intellectual property rights of TSUBO, which required a one-time buy-in payment of $800 that increased U.S. based estimated annual income as a percentage of worldwide income.  The effective tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter.

Minority Interest.  Minority interest in our joint venture with Stella International, which was formed in July 2008, was $43 for the nine months ended September 30, 2008.

Net Income.   Our net income increased by $2,440, or 7.9%, as a result of the items discussed above.  Our diluted earnings per share increased 7.2% to $2.54 for the nine months ended September 30, 2008 compared to $2.37 in the same period of 2007, primarily as a result of the increase in net income.

Off-Balance Sheet Arrangements

We have several types of off-balance sheet arrangements.  Most of these are contractual obligations and one is unrecognized tax benefits related to uncertain tax positions taken in our income tax return that would, if recognized, impact the effective tax rate.  See “Contractual Obligations” below.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, short-term investments, cash generated from operations and, as needed, the credit available under our revolving credit facility. In an economic recession or under other adverse economic conditions, we may be unable to realize a return on our cash and cash equivalents and short-term investments, secure additional credit on favorable terms, renew our existing credit or access our existing line of credit. Such failures may impact our working capital reserves and have a material adverse effect on our business. As of September 30, 2008, we held $2,250 of auction rate securities that experienced failed auctions during the nine months then ended.  Pursuant to a settlement agreement entered into between the Financial Industry Regulatory Authority and our investment manager, our investment manager offered to purchase 100% of our auction rate securities at par value during September 2008.  We accepted the settlement offer, and subsequently, on October 30, 2008, we sold our auction rate securities to our investment manager at par value.

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

Cash from Operating Activities.  Net cash used in operating activities was $81,023 and $33,715 for the nine months ended September 30, 2008 and 2007, respectively.   The increase in net cash used in operating activities was primarily due to a greater increase in inventory and accounts receivable in the first nine months of 2008 compared to the first nine months of 2007. The larger increase in inventory was primarily due to higher anticipated UGG sales in the fourth quarter of 2008 compared to the same period of 2007.  The larger increase in accounts receivable was primarily due to higher sales in the third quarter of 2008 compared to the same period in 2007.  These changes were partially offset by long-term liabilities and a greater increase in trade accounts payable in the first nine months of 2008 compared to the first nine months of 2007.   The long-term liabilities are primarily attributable to deferred rent. The larger increase in trade accounts payable was primarily due to an increase in our inventory purchases and other expenses near the end of the period ended September 30, 2008 compared to September 30, 2007.  Net working capital improved by $42,097 to $272,270 as of September 30, 2008 from $230,173 as of December 31, 2007, primarily as a result of the higher inventory and accounts receivable balances.  The increase in working capital was partially offset by the lower balance of short-term investments.  The changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.

Cash from Investing Activities.  For the nine months ended September 30, 2008, net cash provided by investing activities was $57,692, which was comprised primarily of net sales of short-term investments, partially offset by purchases of property and equipment and our acquisition of TSUBO, LLC.  Our capital expenditures were primarily related to a new inventory pick module in our distribution center, leasehold improvements for new retail stores, and computer hardware and software.  For the nine months ended September 30, 2007, net cash provided by investing activities was $25,149, which was comprised primarily of net sales of short-term investments, partially offset by purchases of property and equipment. Our capital expenditures were primarily related to the build-out of new retail stores, the replacement and upgrading of certain computer equipment and new Simple and UGG brand trade show booths.

Cash from Financing Activities.  For the nine months ended September 30, 2008, net cash provided by financing activities was $3,885 compared to $13,660 for the nine months ended September 30, 2007.  For both periods, the net cash provided by financing activities primarily consisted of the excess tax benefits from stock-based compensation. The amount of excess tax benefits decreased significantly from the nine months ended September 30, 2007 due to the exercise of fewer stock options during the nine months ended September 30, 2008.

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and a revolving credit facility.  At September 30, 2008, working capital was $272,270, including $35,087 of cash and cash equivalents and $32,857 of short-term investments.  Trade accounts receivable increased by 56.4% to $112,960 at September 30, 2008 from $72,209 at December 31, 2007, primarily due to higher net sales in the latter half of the quarter ended September 30, 2008 compared to the latter half of the quarter ended December 31, 2007, and also due to normal seasonality.  Accounts receivable turnover decreased to 8.2 times in the twelve months ended September 30, 2008 from 8.5 times in the twelve months ended December 31, 2007. The decrease was due primarily to higher sales at the end of the third quarter of 2008, for which the receivables were still outstanding at September 30, 2008.

Inventories increased 205.0% to $157,933 at September 30, 2008 from $51,776 at December 31, 2007, reflecting a $106,908, $1,985 and $1,651 increase in UGG, TSUBO and Simple brand inventory, respectively, and a $4,387 decrease in Teva brand inventory.  Overall, inventory turnover was 3.5 times for the twelve months ended September 30, 2008 and 4.4 times for the twelve months ended December 31, 2007.  The increases in inventory as of September 30, 2008 were largely due to normal seasonality and increased material costs in the third quarter of 2008.

Our revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000.  Up to $10,000 of borrowings may be in the form of letters of credit.  The Facility bears interest at the lender’s prime rate (5.00% at September 30, 2008) or, at our option, at the London Interbank Offered Rate, or LIBOR, (3.93% at September 30, 2008) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets.  The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010.  At September 30, 2008, we had no outstanding borrowings under the Facility and outstanding letters of credit of $680.  As a result, $19,320 was available under the Facility at September 30, 2008.

The agreements underlying the Facility contain certain financial covenants, currently including a limitation on aggregate annual lease payments of $15,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter, a limitation on annual consolidated capital expenditures of $28,000, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004 plus 75% of consolidated net profit on a cumulative basis, and a requirement that our consolidated total liabilities to consolidated effective tangible net worth ratio be greater than 1.50:1.00.  The agreements also contain a prohibition on the payment of dividends. At September 30, 2008, we were in compliance with all covenants and remain so as of the date of this report.

As of September 30, 2008, we had no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2008 will range from approximately $9,000 to $11,000. We anticipate those will include the build-out of new retail stores, the remaining costs of our new inventory pick module in our warehouse in Camarillo, California, the build-out of our international and corporate offices and miscellaneous computer hardware and software.  The actual amount of capital expenditures for the remainder of 2008 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

We believe that internally generated funds, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit and market volatility, among others.  Please refer to our Annual Report on Form 10-K under Item 1A. Risk Factors and this Quarterly Report on Form 10-Q under Item 1A. Risk Factors for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new facility or draw on our existing Facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We may, from time to time, evaluate acquisitions of other businesses or brands.  As of September 30, 2008, there were no material binding understandings, commitments or agreements with respect to the acquisition of any other businesses.

Contractual Obligations.  The following table summarizes our off-balance sheet contractual obligations and unrecognized tax benefits at September 30, 2008, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$71,241	$10,801	$22,343	$17,316	$20,781
Purchase orders	98,808	98,808	—	—	—
Promotional expenses	1,300	325	650	325	—
Unrecognized tax benefits	2,152	—	2,152	—	—
Total	$173,501	$109,934	$25,145	$17,641	$20,781

Our operating lease obligations consist primarily of building leases for our corporate offices, distribution centers and retail locations.  Our outstanding purchase orders are primarily with our third party manufacturers.  These are outstanding open orders and not minimum obligations; we have no minimum purchase requirement with any of our factories. Our promotional expenditures are due periodically through 2012. The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized.  In addition to the amounts in the table above, we have agreed to make loans to our joint venture with Stella International, should the need arise. The estimated total loans by Deckers and Stella International is expected to be approximately $4,000 contributed by both parties in proportion to their respective ownership in the joint venture.

See Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements for a discussion of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries.

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

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay.  We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience, and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts.  Reserves have been established for all probable losses of this nature.  The gross trade accounts receivable balance was $121,973 and the allowance for doubtful accounts was $2,097 at September 30, 2008, compared to gross trade accounts receivable of $80,564 and the allowance for doubtful accounts of $379 at December 31, 2007.  The increase in the allowance for doubtful accounts at September 30, 2008 compared to December 31, 2007 was primarily due to downgrading the collectability of several accounts due to current economic conditions, which increased the reserve percentage applied to those accounts.  Our use of different estimates and assumptions in the calculation of our allowance for doubtful accounts could produce different financial results.  For example, a 1.0% increase in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would increase the allowance for doubtful accounts at September 30, 2008 by approximately $860.

Reserve for Sales Discounts.  A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment, and payment timelines.  We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts. The reserve for sales discounts was $2,989 at September 30, 2008 and $3,218 at December 31, 2007.  The decrease in the reserve for sales discounts at September 30, 2008 compared to December 31, 2007 was primarily due to the increase in international accounts receivable as a percentage of total accounts receivable, as international sales carry no term discounts. Our use of different estimates and assumptions could produce different financial results.  For example, a 10% increase in the estimate of the percentage of accounts that will ultimately take their discount would increase the reserve for sales discounts at September 30, 2008 by approximately $300.

Allowance for Estimated Returns.  We record an allowance for anticipated future returns of goods shipped prior to period-end.  In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors.  The allowance for returns decreased to $2,450 at September 30, 2008 from $3,687 at December 31, 2007, primarily as a result of lower actual returns in the twelve months ended September 30, 2008 compared to the twelve months ended December 31, 2007.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% increase in the rate used to estimate the percentage of sales expected to ultimately be returned would increase the reserve for returns at September 30, 2008 by approximately $1,260.

Allowance for Estimated Chargebacks. When our customers pay their invoices, they often take deductions for chargebacks against their invoices, which we seldom recover.  Therefore, we record an allowance for the entire balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances.  This estimate is based on historical trends of the timing of chargebacks taken against invoices.  The allowance for chargebacks was $1,477 at September 30, 2008 and $1,071 at December 31, 2007.  The increase in the allowance was primarily due to the increase of trade accounts receivable at September 30, 2008 compared to December 31, 2007.

Inventory Write-Downs.  Inventories are stated at lower of cost or market.  We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory.  In doing so, we write the inventory down to the lower of cost or estimated future net selling prices.  At September 30, 2008, inventories were stated at $157,933, net of inventory write-downs of $1,737.  At December 31, 2007, inventories were stated at $51,776, net of inventory write-downs of $2,029.  The decrease in inventory write-downs at September 30, 2008 compared to December 31, 2007 was primarily due to the sale of inventory that had been previously written down at December 31, 2007.  This was partially offset by new inventory write-downs during the first nine months of 2008.  Our use of different estimates and assumptions could produce different financial results. For example, a 10% decrease in estimated selling prices of our potentially obsolete inventory would increase the inventory write-down reserve at September 30, 2008 by approximately $550.

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

As of December 31, 2007, we performed our annual impairment test of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques and determined that there was no impairment of goodwill or intangible assets as of December 31, 2007.  As of June 30, 2008, our inability to reach our 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other intangible assets were possibly impaired.  As a result, we conducted an interim impairment evaluation of the Teva goodwill and other intangible assets using market value approaches and valuation techniques as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008, which is reflected in our condensed consolidated statement of income for the nine months ended September 30, 2008.  Our use of different estimates (including estimated royalty rates, discount rates, market multiples and future revenues, among others) and assumptions could produce different financial results.  The annual impairment testing date is still December 31 of each year; however, management will perform an interim test of recoverability should facts and circumstances warrant.  Such facts and circumstances could include further deterioration of general economic conditions, customers reducing orders in response to such conditions and increased competition. There were no triggering events during the three months ended September 30, 2008 that would require us to accelerate our year-end impairment testing. As of September 30, 2008, we had $11,929 and $20,800 of Teva related goodwill and trademarks, respectively.  Further deterioration in general economic conditions or the retail environment could result in impairment of our goodwill and other intangible assets.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The provisions of SFAS 157 were effective for us as of January 1, 2008. The FASB has deferred the effective date of SFAS 157 only as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after December 15, 2008. As permitted under SFAS 157, we have not applied SFAS 157 to our intangible assets. The adoption of this statement did not have a material effect on our condensed consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (referred to as minority interests prior to SFAS 160) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for us beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including our current minority interest and any others that arose before that date.

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

In May 2008, the FASB issued Statement No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  The objective of SFAS 162 is to identify the sources of generally accepted accounting principles and provide a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities.  This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect the adoption of this Statement to have a material effect on our condensed consolidated financial statements.

In October 2008, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active.”  This FSP clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008.  The adoption of this FSP did not have a material effect on our condensed consolidated financial statements.

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

Market Risk.  Our market risk exposure with respect to financial instruments relates to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate, or at our election, to LIBOR. At September 30, 2008, we had no outstanding borrowings under the revolving line of credit.  A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

The recent financial crisis and general economic conditions that are largely out of our control may adversely affect our financial condition and results of operations.

Uncertainty about current and future global economic conditions may cause consumers to defer purchases or cancel purchase orders of our products in response to tighter credit, decreased cash availability and declining consumer confidence.  Our financial success is sensitive to changes in general economic conditions, both nationally and locally.  Recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products.  In addition, the recent turmoil in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively impact consumer spending patterns. In addition, a number of our third-party retailers may be impacted by the significant decrease in available credit that has resulted from the current financial crisis.  If credit pressures or other financial difficulties result in insolvency for these third parties it could adversely impact our estimated reserves and financial results.  There can be no assurances that government and consumer responses to the disruptions in the financial markets will restore consumer confidence.

Furthermore, reduced traffic in retail stores, or limitations on the prices we can charge for our products, either of which could reduce our sales and profit margins and have a material adverse affect on our financial condition and results of operations.  Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our operating expenses, and otherwise adversely affect our financial condition and results of operations.

The investment of our substantial cash and cash equivalents and short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.

At September 30, 2008 we had cash and cash equivalents and short-term investments of $67,944. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we regularly monitor the cash balances in our operating accounts and adjust the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts.

The remainder of our cash and cash equivalents and short-term investments are invested in interest bearing funds managed by third party financial institutions. These funds invest in U.S. treasuries and government agencies, money market funds, corporate debt, commercial paper, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. While we do not hold any investments whose value is directly correlated to sub-prime debt, these risks have been and may further be exacerbated by U.S. sub-prime mortgage defaults, which have affected various sectors of the financial markets and caused credit and liquidity issues.  To date we have experienced no material loss or lack of access to our cash and cash equivalents and short-term investments.  However, we can provide no assurances that access to our cash and cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.  These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

There have been no other material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.   Defaults upon Senior Securities.

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 34 of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: November 10, 2008	/s/ Thomas R. Hillebrandt
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
10.1#

Form of Amendment dated August 6, 2008 to Senior Executive Employment Agreement with Deckers Outdoor Corporation for Constance Rishwain, Colin Clark, Peter Worley and Thomas Hillebrandt (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 11, 2008 and incorporated by reference herein).

10.2#

Amendment dated August 6, 2008 to Senior Executive Employment Agreement with Deckers Outdoor Corporation for Angel Martinez (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 11, 2008 and incorporated by reference herein.

10.3#

Amendment dated August 6, 2008 to Senior Executive Employment Agreement with Deckers Outdoor Corporation for Zohar Ziv (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 11, 2008 and incorporated by reference herein).

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