Form 10-K
period 2008-12-31
DECKERS OUTDOOR CORP
filed 2009-03-02
CIK 910521

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,758,978,389 based on the June 30, 2008 closing price of $139.20 on the NASDAQ Global Select Market on such date.

The number of shares of the registrant's Common Stock outstanding at February 13, 2009 was 13,089,638.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the registrant's 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended December 31, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION
For the Fiscal Year Ended December 31, 2008
Table of Contents to Annual Report on Form 10-K

PART I

        References in this Annual Report on Form 10-K to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation. This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements." Deckers®, Drain Frame™, ecoSNEAKS®, GO.DO.BE®, Green Piggies™, Planet Walkers®, Simple®, Spider Rubber®, Teva®, TSUBO®, UGG®, Wraptor®, and Wraptor-Lite™ are some of our trademarks. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

Item 1.    Business.

        Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands, except for weighted-average wholesale prices per pair and suggested retail prices for our footwear and accessories.

General

        We are a leading designer, producer and brand manager of innovative, high-quality footwear and the category creator in the sport sandal, luxury sheepskin, and sustainable footwear segments. Our footwear is distinctive and appeals broadly to men, women and children. We sell our products, including accessories such as handbags, headwear, packs and outerwear, through quality domestic retailers and international distributors and directly to end-user consumers, both domestically and internationally, through our websites, call centers, retail concept stores and retail outlet stores. Our primary objective is to build our footwear lines into global lifestyle brands with market leadership positions.

        We market our products under four proprietary brands:

          UGG®.     UGG Australia is our luxury comfort brand and the category creator for luxury sheepskin footwear. The UGG brand has enjoyed several years of strong growth and positive consumer reception, driven by consistent introductions of new styles, introductions of UGG products in the fall and spring seasons and geographic distribution expansion. We carefully manage the distribution of our UGG products within high-end specialty and department store retailers in order to best reach our target consumers, preserve the UGG brand's retail channel positioning and maintain the UGG brand's position as a mid- to upper-price luxury brand.

          The UGG brand gained brand recognition in the U.S. beginning in 1979 and was adopted as a favored brand by the California surf community. We acquired the UGG brand in 1995 and have carefully repositioned the brand as a luxury comfort collection sold through high-end retailers. In recent years, sales of UGG products have benefited from significant national media attention and celebrity endorsement through our marketing programs and product placement activities, raising the profile of our UGG brand as a luxury comfort brand. We have further supported the UGG brand's market positioning by expanding the selection of styles available in order to build consumer interest in our UGG brand collection. We also remain committed to limiting distribution of UGG products to high-end retail channels.

          Teva®.     Teva is our outdoor performance and lifestyle brand and pioneer of the sport sandal market. The Teva brand was founded in the 1980s to serve the demanding footwear needs of the professional river guide. This authentic heritage and commitment to function and performance remain core elements of the Teva brand. The Teva product line has since expanded to include casual open-toe and closed-toe footwear, including adventure travel shoes, outdoor multi-sport shoes, trail running shoes, amphibious footwear, light hikers and other rugged outdoor footwear styles and accessories.

          From 1985 until November 2002, we sold our Teva products under a license agreement with the brand's founder. In November 2002, we acquired all of the Teva worldwide assets, including the Teva eCommerce business and all patents, trade names, trademarks and other intellectual property associated with the acquired Teva assets, which we refer to collectively as the Teva Rights.

          In recent seasons, we have focused on regaining the leadership position in the performance sandal market, while broadening our performance platform to include other outdoor activities such as multi-sport, trail running and light hiking to lessen our overall reliance on sandal sales. In 2008, we introduced a modest assortment of fall and winter footwear. We are following that up in fall 2009 with a more complete collection of seasonally appropriate performance and lifestyle products for men, women and children. This includes light hikers with eVent waterproof membranes and Vibram rubber outsoles, as well as women's lifestyle boots in both leather and suede with warm, faux fur linings. In the future, we intend to selectively expand our activity in the outdoor performance and lifestyle arenas.

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

          TSUBO®.    In May 2008, we acquired 100% of the ownership interests of TSUBO, LLC ("TSUBO"). TSUBO, meaning pressure point in Japanese, was a company co-founded by a British designer in 1998. The TSUBO brand was marketed as a high-end casual footwear company with products for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort. TSUBO products are sold throughout the United States primarily at department stores and independent shoe stores, as well as several countries worldwide, including Canada, France, Australia, and Japan.

          We believe that the TSUBO brand represents an ideal complement to our existing portfolio of lifestyle brands. The TSUBO brand's target consumer, product selection, industry niche and relative under-penetration in the marketplace make it a good fit for our business model. In addition, the TSUBO brand's commitment to quality distribution and its unique performance comfort platform allow us to develop a compelling brand story for the global marketplace. We intend to leverage our design, marketing and distribution capabilities to grow the TSUBO brand into a meaningful business over the next few years, consistent with our mission to build niche brands into global market leaders.

        In July 2008, we entered into a joint venture agreement with an affiliate of Stella International Holdings Limited ("Stella International") for the opening of retail stores and wholesale distribution for the UGG brand in China. Under this agreement, we opened our first UGG Australia concept store in Beijing in November. The joint venture is owned 51% by Deckers and 49% by Stella International. The total initial investment in the joint venture was $1 million contributed by both parties in proportion to their respective ownership in the joint venture. The estimated total investment by Deckers and Stella International, including contributed capital and loans, for the joint venture is expected to be approximately $5 million. Stella International is also one of our major manufacturers in China.

        Also in 2008, Deckers was named one of Outside magazine's Best Places to Work 2008. This first time program was created by the magazine in partnership with the Outdoor Industry Association and Best Companies Group. This survey and awards program was designed to identify, recognize and honor the best employers in the country that not only create a great work environment but also promote an environmentally friendly business process and create a work-outdoor life balance for employees.

        Through continued innovation, expansion of product offerings, premium distribution and strategic marketing initiatives, we have successfully developed three premier lifestyle brands and acquired one additional brand in 2008. Our total net sales increased by 53.6% from $448,929 in 2007 to $689,445 in 2008, and our income from operations increased by 10.8% from $105,553 in 2007 to $116,919 in 2008. For 2008, wholesale shipments of UGG, Teva, Simple and TSUBO products aggregated $483,781, $80,882, $13,909 and $3,649, respectively, and represented 70.2%, 11.7%, 2.0% and 0.5% of our total net sales, respectively. Sales of our brands through our eCommerce division and our retail store division, which are in addition to our wholesale shipments, were $68,769 and $38,455, respectively, representing 10.0% and 5.6%, respectively, of total net sales in 2008.

History

        Deckers was founded by Doug Otto in 1973 as a domestic manufacturer of sandals. We originally manufactured a single line of sandals under the Deckers brand name in a small factory in Carpinteria, California. Since then, we have grown through the development and licensing of proprietary technology, targeted marketing and selective acquisitions. In 1985, we entered into our first license agreement for Teva sport sandals with Teva's founder. In 1986, we developed the Universal Strapping System, establishing Teva as the sport sandal category-creator and generating significant national attention for the Teva brand.

        Deckers experienced a period of rapid growth during the late 1980s and completed our initial public offering in 1993. As our sales grew, we terminated our manufacturing operations in the U.S., Mexico and Costa Rica, and today independent manufacturers in China and New Zealand manufacture all of our footwear products for us. We maintain our own offices in China and Macau to oversee and monitor the operations of our manufacturers in China.

        In order to diversify our sales, and leverage our product development and sourcing capabilities, we completed the acquisition of the Simple brand from its founder in a series of transactions between 1993 and 1996. In 1995, we acquired the UGG brand from its founders, after which we initiated a repositioning of the line, focusing on comfort, luxury and premium distribution channels and developing products that appeal to consumers in a variety of climates. In 2008, we bought TSUBO from its founders. The TSUBO brand markets high-end casual and dress footwear with products for men and women.

Business Strategies

        We seek to differentiate our brands by offering diverse lines that emphasize authenticity, functionality, quality and comfort and products tailored to a variety of activities, seasons and demographic groups. Key elements of our business strategies are:

        Building Leading Global Brands.    Our mission is to build niche footwear lines into global brands with market leadership positions. Our UGG, Teva, and Simple brands began as footwear lines appealing to a narrow core enthusiast market. We have since built these lines into considerable global lifestyle brands with potential for further growth and line extensions. Across our brands, our styles remain true to the brands' heritage but have been selectively extended over time to broaden their appeal to men, women and children seeking high quality, comfortable styles for everyday use. Furthermore, we actively manage our distribution strategy to ensure that we reach brand appropriate retail distribution channels. We believe that building our brand image is best accomplished through a decentralized management structure that empowers a single brand manager for each brand to coordinate all aspects of brand image, from product development to marketing and retail channel management.

        Sustaining Brand Authenticity.    We believe our ability to increase sales, maintain strong gross margins, and grow market share results in part from the appeal of brand heritage. Our UGG brand marketing strategy positions our products as a premium, luxury collection but also as functional footwear. UGG products are primarily marketed through national print advertising in major magazines and through our retailers and their catalogs and other advertising. Historically, our marketing for UGG products has been focused on women, but with the recent introduction of innovative men's styles, we are increasing our marketing appeal to men through advertisements in national men's magazines with a continued focus on lifestyle and comfort. We believe that Teva footwear consumers are passionate and serious about the outdoors. Our Teva brand marketing programs primarily focus on performance and feature national advertising in outdoor-oriented media as well as sponsorship of outdoor events and professional athletes. These efforts reinforce the Teva brand's heritage and positioning as a highly technical, performance-oriented outdoor footwear brand. We promote our Simple brand by emphasizing that we make fun, casual, and comfortable footwear, while also striving for our products to be 100% sustainable. Our goal for the Simple brand is to create a dialogue with the consumer through all communication vehicles and to show people that sustainability is an emerging lifestyle for everyone, not just environmentally conscious individuals. Our print advertising campaigns for our Simple brand include national publications and alternative weekly publications in select cities around the world. We also have an extensive online advertising campaign that reaches consumers through websites that focus on sustainability as well as popular culture. We also sponsor environmental-themed concerts, film festivals, and green expos to showcase and tell the sustainable lifestyle brand story. TSUBO is a brand inspired by and built for the city. Our mission is to be the premier footwear solution for people in the city, providing all day comfort, style and quality. Our product incorporates unique design, premium materials and innovative cushioning technologies to meet the all-day needs of the TSUBO target consumer. We will market TSUBO, focusing on consumers in key influential cities through regional and national print advertising, outdoor and out-of-home advertising, grass roots marketing, product placement and public relations.

        Driving Demand Through Innovation and Technical Leadership.    We believe our reputation for innovation and technical leadership distinguishes our products from those of our competitors and provides us with significant competitive advantages. Just as our proprietary Universal Strapping System set the performance standard for sport sandals in the mid-1980s, more recent technical advances like our Spider Rubber and our Teva Wraptor, Wraptor-Lite, and Drain Frame which we introduced in 2007, and the Encapsulated Shoc Pad™ included in all of our fall 2008 light hikers, all provide uncompromised performance for today's outdoor athlete. We also continue to develop innovative styles, products and product categories for our UGG collection in order to support the UGG brand's positioning as a functional lifestyle brand, which can be worn in a variety of climates and weather conditions. The UGG brand has benefited from our continuing expansion into non-boot casuals, sheepskin-trimmed footwear and styles combining sheepskin with fine-grade suede and leathers, all designed to expand our market share in new categories and increase our sales in both the fall and spring selling seasons. The goal of the Simple brand is to revolutionize the footwear industry by producing 100% sustainable products. We believe that consumers are increasingly interested in living an environmentally friendly lifestyle and seeking out sustainable products. We are at the forefront of the industry in using new sustainable materials, such as bamboo, certified organic cotton, natural latex and cork combinations, recycled car tires, silk and recycled carpet padding throughout our product line. The Simple brand will continue to innovate with the goal of achieving 100% sustainability in design, development, and material applications. Our goal with the TSUBO brand is to continue to identify and create premium materials and offer innovative cushioning technologies to deliver on our product promise of all-day style, comfort and quality in our footwear. With that as our focus, we offer a broad line of footwear for men and women ranging from sport-influenced casuals to formal-influenced dress shoes.

        Maintaining Efficient Development and Production Processes.    We believe our product development processes enable us to produce leading edge products on a timely and a cost effective basis. We design most of our products domestically. We maintain on-site supervisory offices in Pan Yu City, China and Macau that serve as local links to our independent manufacturers in China. This enables us to carefully monitor the product creation and production process, from receipt of the design brief to production of interim and final samples to shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement.

Growth Strategies

        Our growth will depend upon our broadening of the products offered under each brand, expanding domestic and international distribution, and developing or acquiring new brands. Specifically, we intend to:

        Introduce New Categories and Styles under Existing Brands.    We intend to increase our sales by developing and introducing additional footwear products under our existing brands that meet our high standards of performance, practicality, authenticity, comfort and quality. We have expanded our UGG product collection to incorporate additional styles and fabrications in order to further penetrate the fall, spring and winter seasons. We have expanded our men's and kids' product lines and have introduced a cold-weather series featuring sheepskin, waterproof eVent uppers and Vibram outsoles. Our UGG brand enhanced its spring 2008 collection by introducing new fashion comfort categories for men, women and children. We have expanded the open-toe footwear category for our Teva brand by launching new performance and lifestyle products and collections that provide varying levels of foot coverage and protection. We have also introduced new closed-toe performance and lifestyle products including multi-sport, light hikers and trail runners, many of which incorporate eVent waterproof uppers and durable Vibram rubber outsoles. We are actively pursuing further expansion into the outdoor lifestyle footwear market, which, in the aggregate, is considerably larger than the market for the Teva brand's core sport sandals.

        As the sustainability lifestyle movement is reaching the mainstream market, our goal for the Simple brand is to lead the industry through new product innovations and pursue new solutions to make our business practices and products more sustainable. The influence of our Green Toe collection, products made primarily from sustainable materials, is seen throughout the entire Simple product line, especially in our sneaker segment with the introduction of ecoSNEAKS in 2007. We also expanded our kids' and infants' collection with Green Piggies and ecoSNEAKS. In 2008, we introduced a new line of premium, comfort, leather casuals with our Planet Walkers collection. This collection of products follows the same guidelines as Green Toe. We round out the entire lifestyle of the Simple brand with our bag collection, which we launched in 2006 and has since expanded. By introducing new categories under our brands, in particular, the closed-toe footwear under our Teva brand and the spring product offerings under our UGG brand, we believe we will continue to expand the selling seasons for our brands with the goal of increasing sales and creating a more balanced year round business for each of these brands.

        We have significantly expanded the TSUBO product line for 2009. We will launch new product offerings for both men and women across four categories: City Active (sports influenced casuals), City Weekend (leisure influenced casuals), City Workday (business influenced dress shoes), and City Occasion (formal influenced dress shoes).

        Expand Domestic Distribution.    We believe that we have significant opportunities to increase our sales by expanding domestic distribution of our products. The UGG brand originally realized a substantial portion of its sales in California. Today, we have a more balanced business, increasing our business significantly in the Midwest and Northeast. For our Simple line, we are focusing distribution on specialty independent retailers, department stores, outdoor retailers, internet retailers and the health and wellness retail channel. Our Teva brand has historically been distributed primarily through the outdoor specialty and sporting goods retail channels. In addition to these retail channels, we see the potential for expansion into the better footwear, athletic specialty and running specialty channels, as well as increased penetration in the department store channel, with strategic and focused product and marketing programs. Our TSUBO domestic distribution strategy is to focus on better department stores, specialty independent retailers and online retailers. We feel that the brand is underpenetrated across these three distribution channels and believe there is a significant opportunity for growth in the TSUBO business domestically. We also plan to expand internet sales, by creating and managing online marketing campaigns and programs that include paid and natural search engine marketing, comparison shopping sites, online advertising and emerging online marketing opportunities as they become available. In addition, we continue to gradually grow our retail stores segment, having ten retail stores domestically as of the end of 2008. We plan to open two to three new retail stores domestically in 2009.

        Expand International Distribution.    In 2008, our international net sales totaled $107,933, representing approximately 15.7% of total net sales, an increase of 73.1% compared to 2007. The largest share of our international sales occurred in Europe, with the remainder in the Asia Pacific, Canada and Latin America regions. In addition to the overall increased level of business internationally in 2008, many developments occurred in conjunction with our short and long-term international strategic growth plans. In Europe, we further strengthened our organizational structure, including the appointment of specific brand managers for our UGG Australia, Teva and Simple brands, respectively. We designed our retail structure to ensure a successful introduction of our first two UGG Australia retail stores in Europe, both located in the London area. We also increased headcount in finance and operations to ensure the support aspects of our international business are effectively managed and developed on an ongoing basis.

        In the Asia Pacific region, we entered into a joint venture agreement to introduce and sell the UGG Australia brand in China. In December 2008, we opened our first UGG Australia retail store in Beijing with our joint venture partner. In 2009, we plan to further strengthen our structure in the Asia Pacific regional office in Hong Kong by recruiting finance and business development personnel. Additionally, we plan to open another new store in 2009 with our joint venture partner, as well as open several shop-in-shops in department stores.

        During 2008, we commenced the integration of the TSUBO brand into our international business structure. For 2009, our primary objectives for the TSUBO brand internationally will be ensuring appropriate brand positioning, generating brand awareness and increasing retail distribution.

        During 2009, we intend to further strengthen our international infrastructure to ensure optimum results with both short and long-term goals in mind. We will continue to work closely with our distributors on the effective management of our business objectives and brand strategies. In addition to our existing retail distribution, we will commence a phased introduction of internet sales direct to consumers via our individual brand websites. We plan to open two to five new stores internationally in key metropolitan markets in Europe and Asia. We will also consider the opening of additional stand-alone brand retail stores as appropriate opportunities arise, particularly in the case of our UGG Australia brand. We plan to further expand internationally in Japan where we will assume ownership of the UGG Australia concept store in Omotesando Hills in Tokyo. With the assistance of local logistics and sales expertise, we will also assume direct responsibility for our wholesale operations in this market. Under our direction, we believe we can increase exposure and drive demand in Japan by selectively increasing distribution and implementing a cohesive and comprehensive marketing and advertising strategy.

        Acquire and Build New Brands.    We are continually exploring ways to expand the number of brands that we manage. We have been successful previously in identifying entrepreneurial concepts for innovative, fashionable footwear targeted at niche markets and building these concepts into viable brands utilizing our expertise in product development, production and marketing. We intend to continue to identify and build or acquire new brands that demonstrate potential for significant future growth. An example of this strategy is our May 2008 acquisition of the TSUBO brand.

Products

        Our primary product lines are:

        UGG Footwear.    Beginning in 1979, the UGG brand gained recognition in the U.S. for sheepskin boots and slippers and was later widely used by the California surf community. We acquired the brand in 1995 and have since expanded the collection, offering consumers many footwear categories including casuals, fashion heels, and cold weather footwear and accessories in luxurious materials including sheepskin, leather, suede and fabrics.

        Our UGG product line comprises seven footwear collections, each of which includes styles for men, women and children:

          Classic Collection.     We offer a complete line of sheepskin boots built on the heritage and distinctive look of our first product, the Classic sheepskin boot. Our Classic Collection products are distinctive in styling, featuring an array of basic and fashion colors.

          Ultra/Ultimate Collection.     The Ultra/Ultimate Collection builds upon the heritage of the original Ultra boot. These boots are designed with our comfort system, featuring a multi-surfaced rugged bottom with a heel-cushioning insert that offers enhanced traction, support and comfort. Our Ultra Collection also features a three-part insole designed to provide all-day comfort and support and a reflective mylar lining that captures body heat to create a natural foot warming mechanism. Our sheepskin products are naturally thermostatic, keeping feet comfortable across a wide range of temperatures.

          Fashion Collection.    Our Fashion Collection offers fashion forward styles for women, men, and children without compromising comfort. Luxurious materials and trend-influenced styles make this collection stand out. Within this collection is a fashion wedge group, a leather stacked heel group for women, a European influenced collection for men, and fashionable styles for children.

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

          We have expanded our UGG brand collections from the Classic and Ultra sheepskin boots and slippers to a broader footwear line for men, women and children in a variety of styles, colors and materials designed for wear in a variety of climates and occasions. Our outerwear collection for fall 2008 was a small offering of men's and women's luxurious sheepskin and leather jackets, and we are expanding this collection for fall 2009. Over the last few years, our line expansion, distribution and high-end marketing strategies, among other factors, have resulted in significantly increased exposure for our UGG products and have contributed to the growth of the UGG brand's year round business. The manufacturer's suggested domestic retail prices for the spring 2009 UGG product collections range from $35.00 to $230.00.

        Teva Performance Outdoor Footwear.    We believe there will be a continuing shift in consumer preferences and lifestyles to include more outdoor recreational activities, including light hiking, trail running, mountain biking, camping, kayaking and whitewater river rafting. These consumers typically seek footwear specifically designed with the same quality and high performance attributes they have come to expect from traditional athletic footwear. The first Teva sport sandal was developed in the 1980s to meet the demanding needs of professional river rafting guides navigating the Colorado River and the rugged Grand Canyon terrain. As our core consumers' active pursuits have evolved, we have retained our outdoor heritage and product integrity, while adding new products to our line, including amphibious footwear, trail running shoes, light hiking shoes and boots, multi-sport shoes and other rugged closed-toe footwear. Our brand remains popular among professional and amateur outdoor athletes seeking authentic, performance-oriented footwear, as well as among general footwear consumers seeking high quality, durable and comfortable styles for everyday use.

        We market the Teva brand as the brand of GO.DO.BE. This captures the attitude and lifestyle of today's outdoor athlete. The Go, the Do, and the Be each have their own unique properties and perspectives. Individually, they are elements of the outdoor experience. Together, they form the fabric of the outdoor lifestyle. We have two main categories of products: performance and lifestyle.

        Our performance products are technical, lightweight and engineered for the performance needs of today's outdoor athlete. Many styles include one or more of our proprietary performance technologies, such as the Wraptor Fit System, Spider Rubber traction technology, or Drain Frame technology.

        Our lifestyle products are versatile, rugged and comfortable for travel, leisure and light outdoor activities. Collections include styles which are inspired by classic Teva sandal architecture, as well as fresh, contemporary designs inspired by the laid-back attitude of life in the outdoors.

        We plan to inject each new seasonal offering with innovative styles for men, women and children. Our kids' product collection is now a fun, colorful assortment of sandals, closed-toe, and amphibious styles for a variety of outdoor and water-based activities. The manufacturer's suggested domestic retail prices for the spring 2009 Teva product collections range from $15.00 to $140.00.

        Simple Sustainable Footwear.    Our goal is to continue to be a leader in the footwear industry through new, sustainable product innovations as demonstrated by our use of sustainable materials such as certified organic cotton and recycled car tires. In addition, our Simple brand won the Footwear Plus Award for Design Excellence in the Green Category in both 2008 and 2007.

          Men's and Women's Green Toe.     Green Toe products represent our best efforts to reduce the ecological footprint left by shoes. This collection uses the newest and most innovative materials and processes each season. Green Toe products are primarily made of sustainable materials like bamboo, jute, organic cotton, linen, coconut buttons, cork, crepe, latex, recycled car tires, and water based adhesives. This line includes sandals, loafers, mary janes, oxfords and boots.

          Men's and Women's ecoSNEAKS.    ecoSNEAKS are vulcanized sneakers that use recycled car tires for the soles, recycled polyethylene terephthalate, commonly known as PET (from plastic bottles), for the shoelaces, certified organic cotton and hemp for the uppers, thus leaving a better ecological footprint than ordinary sneakers.

          Men's and Women's Planet Walkers.     Planet Walkers is our newly introduced line of premium, comfort, leather casuals. They use materials such as eco-certified premium leathers, molded Ortholite® and recycled rubber insoles, cork and recycled ethyl vinyl acetate ("EVA") midsoles, and recycled car tire and latex soles.

          Kids' Product.     Our Kids' product line is made up of ecoSNEAKS and Green Piggies. Green Piggies is a kids' and infants' product collection that represents the brand's best ecological efforts through material and construction innovation. It uses materials such as certified organic cotton, hemp, and wool felt.

          Bags.     Our sustainable bag collection includes messenger bags, backpacks and totes. These are made from materials such as certified organic cotton, jute, hemp, coconuts and PET.

        Our target consumers are the committed consumer and the positive choosers. The committed consumers are concerned, active, and aware about environmental issues and take action to purchase products from companies that are making a difference when it comes to protecting the planet. The positive choosers seek a good choice lifestyle and are motivated by positive messaging. They are highly aware of environmental and social issues and, if made easy, will take affirmative actions. The manufacturer's suggested domestic retail prices for our spring 2009 Simple footwear collections range from $24.00 to $140.00 and our Simple bags are priced from $20.00 to $100.00.

        TSUBO Footwear.    The TSUBO brand markets high-end casual and dress footwear for men and women. TSUBO is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with innovative style, function and maximum comfort. We address the lifestyle footwear needs of our consumers, creating product in four categories for women and men: City Active (sports influenced casuals), City Weekend (leisure influenced casuals), City Workday (business influenced dress shoes and boots), and City Occasion (formal influenced dress shoes and boots).

        Our TSUBO brand's core consumers live in the city or are metropolitan-minded. They are creative personally or professionally and live an active, 24 hours a day, 7 days a week lifestyle. They are style conscious and design savvy and, while they appreciate and seek great design, they will not compromise comfort. Our product incorporates premium materials and cushioning technologies to achieve a distinct look and feel. The manufacturer's suggested domestic retail prices for our spring/summer 2009 TSUBO product collections range from $75.00 to $170.00.

Sales and Distribution

        At the wholesale level, we distribute our products in the U.S. through a dedicated network of approximately 50 independent sales representatives. Our sales representatives are organized geographically and by brand and visit retail stores to communicate the features, styling and technology of our products. In addition, we have approximately 10 employee sales representatives who serve as territory representatives or key account executives for several of our largest customers. We also sell products directly to the consumers through our websites and retail stores.

        Until mid-2005, our sales force was divided into two teams, one for UGG and Simple products and one for Teva products, as the UGG and Simple brands are generally sold through non-outdoor specialty and non-sporting goods distribution channels and are targeted toward a different consumer than our Teva brand. Beginning in mid-2005, however, we began to split the UGG and Simple brands' sales forces into two distinct groups to provide the Simple brand with its own dedicated sales function to improve its sales efforts and resources. We have realigned the TSUBO sales force to position it for the future of the brand. While there is still some overlap between the sales teams, we have now established separate dedicated sales forces for each of our brands. Each brand's respective sales manager recruits and manages his or her network of sales representatives and coordinates sales to national accounts. We believe this approach for the U.S. market maximizes the selling efforts to our national retail accounts on a cost-effective basis.

        We distribute products sold in the U.S. through our distribution centers in Ventura, California and in Camarillo, California. Our distribution centers feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to retailers and distributors across the world. For certain customers requiring special handling, each shipment is pre-labeled and packed to the retailer's specifications, enabling the retailer to easily unpack our product and immediately display it on the sales floor. All incoming and outgoing shipments must meet our quality inspection process.

        Internationally, we distribute our products at the wholesale level through approximately 50 independent distributors in over 60 countries. During 2008, we commenced new distributor relationships for one or more of our brands in the Asian and European markets. Additionally, we commenced relationships with existing TSUBO distributors, who currently represent the TSUBO brand in approximately 10 countries, included in the total countries previously noted. In 2009, we plan to enter the Russian market with our UGG Australia brand for the first time. We will continue to focus on key markets within Europe and Asia, as well as Canada. We will also continue to analyze opportunities in the developing market economies such as India and certain countries in Latin America.

        Our principal customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers, shoe stores and online retailers. Our five largest customers accounted for approximately 30.4% of our net sales for 2007, compared to 30.6% for 2008. One customer, Nordstrom, accounted for greater than 10% of our consolidated net sales in 2007 and 2008, with the majority of those being related to our UGG segment.

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

        Teva.    We sell our Teva products primarily through specialty outdoor and sporting goods retailers such as REI, L.L. Bean, Dick's Sporting Goods and The Sports Authority. We believe these retail channels are the first choice for athletes, outdoor enthusiasts and adventurers seeking technical and performance-oriented outdoor footwear. Furthermore, we believe that retailers who appreciate and can fully market the technical attributes of our performance products to the consumer best sell our Teva products.

        Simple.    Our Simple products are targeted primarily towards select department stores, outdoor specialty accounts, independent specialty retailers, internet retailers, and health and wellness retailers that target consumers seeking comfortable, high quality, and sustainable footwear. These include key accounts such as Nordstrom, Dillard's, REI, Whole Earth Provision, Zappos.com and Whole Foods Market.

        TSUBO.    TSUBO products are sold throughout the United States primarily at better department stores, independent specialty retailers and with online retailers that support our brand ideals of comfort, style and quality. Key accounts include Nordstrom, Hanigs, and Zappos.

        eCommerce.    Our eCommerce business enables us to interact and reinforce our relationships with the consumer. We operate our eCommerce business through UGGAustralia.com, Teva.com, SimpleShoes.com, and TSUBO.com websites. Our websites support the brands' marketing goals and also drive offline sales by providing information to consumers about the brands' products and where to find retailers that carry our brands. We plan to expand our websites' international capabilities by creating sites translated into foreign languages and listing products in local currencies, making our products available to international consumers through our websites. In 2009, we plan to open and operate call centers internationally to accommodate these website sales. Our domestic eCommerce business is headquartered in Flagstaff, Arizona and order fulfillment is performed by our distribution centers in Ventura and Camarillo, California in order to reduce the cost of order cancellation, minimize out of stock positions and further leverage our distribution center occupancy costs. Products sold through our eCommerce business are sold at prices which approximate retail prices, enabling us to capture the full retail margin on each direct to consumer transaction.

        Retail Stores.    Our retail store business allows us to directly reach our customers and meet the growing demand for our products. In addition, our UGG Australia concept stores allow us to showcase the entire lines for spring and fall; whereas, most retailers do not carry the full line. In 2008, we opened one new retail outlet store in Jersey Shore, New Jersey as well as two new UGG brand concept stores, one in San Francisco, California in August and one in New York City, New York near Lincoln Square in November. As of December 31, 2008, we had a total of four UGG Australia concept stores and six retail outlet stores in the U.S. Products sold through our concept stores are sold at prices which approximate department store prices, enabling us to capture the full retail margin on each direct to consumer transaction. The outlet stores carry a combination of UGG Australia, Teva, and Simple products that are discontinued or overstocked that are offered at a discount to the customer. Internationally, we opened two UGG Australia concept stores in the London area and, along with our China joint venture partner, one in Beijing. We utilize a third party logistics and distribution company in the UK for importation and distribution to our retail stores in the UK.

        For 2009, we intend to invest in our retail store business both in the U.S. and internationally, primarily building upon the success of the UGG brand. We plan to open two to three retail stores domestically, plus two to five retail stores internationally, focusing on key metropolitan cities in the European and Asian markets.

Marketing and Advertising

        Our brands are generally advertised and promoted through a variety of consumer media campaigns. We benefit from editorial coverage in both consumer and trade publications. Each brand's dedicated marketing team works closely with targeted accounts to maximize advertising and promotional effectiveness. We incurred approximately $17,315, $17,035, and $24,866 in advertising, marketing and promotional expenses in 2006, 2007 and 2008, respectively. The increase in 2008 was primarily due to advertising and promotion costs related to our UGG brand domestically.

        UGG.    We seek to build upon the success of our UGG brand's national print advertising campaign. Currently, we advertise in upscale national magazines such as Vogue, Teen Vogue, Glamour, Vanity Fair, and O Magazine. UGG Australia also advertises men's focused advertising, including print advertising in Outside, Men's Vogue, GQ, and Surfer. We believe such advertising is an effective means to target our intended consumers and to convey the comfort and luxury of UGG products. Also, we benefit from editorial coverage of the UGG brand collection through numerous articles that have appeared in such magazines as Glamour, InStyle, Cosmopolitan, Marie Claire, People, US Weekly, Maxim, Shape, Self, O Magazine and Real Simple. In 2004, the UGG brand was awarded "Brand of the Year" by Footwear Plus, a leading trade publication, and was recognized with the ACE Award for the "it" accessory of the year by the Accessories Council. In 2008, our UGG brand was again awarded "Brand of the Year" and also won the "Plus Award for Design Excellence in Boots" both by Footwear Plus. International exposure has also expanded with features in leading fashion publications like Vogue Japan, Elle Japan, Marie Claire UK, and Vogue UK.

        Internationally, the UGG Australia brand significantly increased in popularity in 2008, particularly in the markets of the UK, Canada, the Netherlands and Italy. The women's boots in particular have been very successful at retail including Classics, Ultimate styles, and Cardy boots. We also increased our spending on international marketing in high-end publications and billboards, as well as improved retail visibility. We believe these factors have increased consumer awareness leading to the increased popularity.

        We also actively seek to place UGG products at selected events. In collaboration with our distributor in Switzerland, we produced a special edition UGG brand cold weather boot featuring a matching red outsole for the entire 2006 Swiss Olympic Team. We believe this product placement further strengthened the consumer's image of UGG products as high quality, luxurious sheepskin goods well-suited for use in cold weather.

        We have improved visibility of the UGG brand through placement of the product in selected television shows and feature films. UGG products have appeared on numerous television shows, including Entourage, The Sopranos, Gilmore Girls, The Oprah Winfrey Show, The King of Queens, Still Standing, Will

and Grace, Men in Trees, The OC, The George Lopez Show, Jeopardy and Saturday Night Live. Our marketing efforts have also resulted in UGG product appearances in several recent feature films. In addition, the UGG brand has been embraced by Hollywood celebrities, who are often seen and photographed wearing UGG brand boots. We believe our target consumer identifies with celebrities and that greater exposure further heightens awareness of the brand and stimulates sales. In 2009, we will continue to market our UGG brand in high-end magazines and outdoor media as well as seed product to celebrities and editors. We also plan to expand our shop-in-shop program in the U.S. and abroad.

        We also market the UGG brand through our dedicated website, UGGAustralia.com. The UGG Australia website supports the brand's marketing goals and drives offline sales by providing information to consumers about the brand's products and where to find retailers that carry the brand. Our UGGAustralia.com website won BizRate's Circle of Excellence Platinum Award in both 2007 and 2008. This award recognizes the online retailers with top customer satisfaction ratings.

        Teva.    We use the following marketing methods to promote the Teva brand:

  •
  targeted print billboard and online advertising;

  •
  sponsorship of the annual Teva Mountain Games in Vail, Colorado and a variety of smaller regional events and competitions;

  •
  sponsorship of world-class outdoor athletes and teams, including the Teva Whitewater Rafting Team and the Teva U.S. Mountain Running Team;

  •
  preferred buyer programs to professional river guides, kayakers, mountain bikers, rock climbers, and other outdoor athletes;

  •
  product seeding with various athletes and trendsetters;

  •
  in-store promotions with key accounts; and

  •
  our Teva.com website, which won BizRate's Circle of Excellence Platinum Award in both 2007 and 2008.

        We market the Teva brand through the placement of print advertisements in leading outdoor magazines such as Outside, National Geographic Adventurer, Backpacker and Canoe and Kayak. As we have introduced new sub-categories and collections, we have broadened our advertising presence to reach new consumers. For example, we advertise our performance trail running shoes in Runner's World, Trail Runner and Running Times, among other publications. To support our casual lines, we advertise in more mainstream publications such as Women's Health, Men's Journal and Rolling Stone.

        The Teva brand is rooted in outdoor lifestyle pursuits such as river rafting, kayaking, bouldering, mountain biking, kite boarding, hiking and trail running. We sponsor relevant outdoor athletes and events around the world. For example, our international distributors sponsor outdoor events in many countries, including the UK, France, the Netherlands, Germany, Switzerland, Italy, Hong Kong, Australia and New Zealand in order to increase our brand visibility to the outdoor consumer on a global scale.

        In 2008, the Teva brand was the presenting sponsor of MacGillivray Freeman's new three dimensional documentary IMAX film, "Grand Canyon Adventure, River at Risk," which was released to IMAX theaters in March 2008. We believe our sponsorship activity in these areas links the Teva brand with its outdoor heritage and generates increased product exposure and brand awareness.

        We also sponsor some of the world's best male and female professional and amateur athletes across several outdoor sports. Our Teva promotional team attends events across the U.S., Europe, Asia and Latin America. The promotions team showcases Teva products at events and provides consumers with the opportunity to see and sample our latest styles. We believe by outfitting and sponsoring these highly visible athletes and teams, we create brand and product awareness among our targeted consumers.

        Key elements of our 2009 Teva marketing campaign include print and online advertising, an enhanced presence within social on-line media, in-store point of purchase materials, and focused promotional programs and events. These are designed to increase brand exposure and drive sales at retail. The advertising theme is replicated in our in-store materials and depicts key product introductions in action. Our primary promotional event for 2009 is the 8th Annual Teva Mountain Games in early June.

        Simple.    We believe that our consumers are looking for brands that do more than their part to ensure that the world we all share is respected and cared for. Our commitment to produce and market our products in a sustainable manner reflects our consumers' commitment to purchase products made in the same fashion. In 2008, the Simple brand won the Footwear Plus "Plus Award for Design Excellence in Green." We will continue to establish the brand as a leader in sustainable footwear through our marketing initiatives. In 2008, the Simple brand continued with a national print advertising campaign targeted at various demographic groups, which included print ads targeted at the ecologically-minded consumer through magazines like RollingStone, Teen Vogue, Lucky, Details, Wired, Surfer, and Surfing. We also benefit from print and television editorial coverage of the Simple brand collection. In addition, we target online consumers through sustainability websites like Treehugger.com. We will continue to advertise on TheOnion.com, which complements our Onion print campaign in key markets. We are also active on popular culture websites such as Pitchforkmedia.com, a popular independent-focused online music site and Facebook.com, the number one social networking site. In 2009, we will launch a new Simple brand marketing campaign called "less>more" through national print publications, regional print, college campus newspapers, the internet, outdoor advertising, and events.

        In 2008, we sponsored environmental-themed concerts, film festivals, and green expos around Earth Day to support our leadership position in sustainable footwear. We were present at several Earth Day celebrations in key cities such as San Francisco, New York, Boulder, Austin, Seattle, Chicago and Santa Barbara. Our Earth Day promotions were supported with local advertising, community outreach and extensive press coverage.

        We also market the Simple brand through our dedicated website, SimpleShoes.com. The Simple website supports the brand's marketing goals and drives offline sales by providing information to consumers about the brand's products and where to find retailers that carry the Simple brand. We will continue to use the Simple website as a vehicle that creates the ultimate brand experience for the consumer. We experienced a substantial increase in traffic on our website in 2008, demonstrating that our marketing is resonating positively with the consumer.

        TSUBO.    Our marketing strategy for our 2009 campaign will focus on developing a deep brand presence in influential retail corridors in five major cities in the US: New York, Miami, Chicago, Los Angeles and San Francisco. We believe that these cities represent the most important style, design, architecture, art and fashion centers in the US. The same city focus strategy will be employed internationally in key cities globally, including London, Tokyo, and Paris. We expect this concentrated brand penetration to increase brand awareness, engage consumers, and establish TSUBO in the city.

        Specific to the city focus strategy are the following elements:

  •
  print advertising in influential regional media to engage local consumers (including publications like Gotham, Village Voice, Angeleno, LA Confidential, San Francisco Bay Guardian, Chicago Reader, Michigan Avenue, Miami Magazine, and Ocean Drive);

  •
  outdoor and out-of-home advertising in retail sectors with TSUBO retail partners, using transit, unconventional real estate spaces and traditional outdoor advertising to drive consumers to TSUBO retailers;

  •
  consumer engagement programs and events in each city tying the TSUBO brand to the cities' creative consumer communities;

  •
  product placement to create influential brand ambassadors in each city;

  •
  public relations to extend our message through editorial, product reviews, product placement and other media opportunities that are not advertising-based.

        Underlying the initiatives in each city will be national media in key fashion and culture publications, which may include InStyle, Vogue, Wallpaper, Wired, Blender and Details. Similar online advertising will give us access to the online world of shopping and social media to extend our advertising value, drive sales and support vendor programs. Online media sites may include DailyBeast.com, InStyle.com, Gawker.com, Jezebel.com, Facebook.com, DailyCandy.com and related fashion, culture and creative community ad networks. Additionally, as with our other brands, our TSUBO.com website supports the brand's marketing goals and drives offline sales by providing information to consumers about the brand's products and where to find retailers that carry the brand.

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

        Our UGG and Simple products are designed to appeal to consumers seeking our distinctive and innovative styling. We strive to be a leader in product uniqueness and appearance by regularly updating our UGG and Simple lines, which also generates further awareness and interest in these collections. In our UGG line, we have successfully evolved the product offering over the last few years from its original sheepskin heritage to a diverse collection of luxury and comfort styles suited for a variety of climates and seasons. The evolution of our Simple line has resulted in new categories for the brand, including the introduction of the first sustainable sneakers in our ecoSNEAKS collection and our new premium, comfort, leather collection, Planet Walkers. We believe that our commitment to become 100% sustainable makes Simple a leader in sustainable footwear and accessories. We also believe that our ability to incorporate up-to-date styles while remaining true to our heritage, combined with the performance-oriented features that consumers have come to expect, will result in continued enthusiasm for our brands in the marketplace.

        To ensure that high performance technical products continue to satisfy the requirements of the Teva brand's historical consumer base of performance-oriented "core enthusiasts," our design staff solicits input from our Teva Whitewater Team athletes, our Teva U.S. Mountain Running Team and other professional outdoor athletes, as well as several of our key retailers. We regularly add new innovations, components and styles to our product line in response to their input. For example, in 2007, our proprietary Wraptor technology was incorporated into performance water sport and trail running shoes, and light hikers. In addition, for specific traction and durability requirements, we have added variations of our proprietary Spider Rubber compound which now includes Original Spider Rubber, a sticky, non-slip rubber outsole material for use across wet and dry terrain; SSR, a super sticky rubber compound for use specifically in extreme water conditions to provide superior grip on smooth wet surfaces, like rocks, fiberglass, and raft rubber; and Spider XC, an off-road hybrid rubber compound that combines the non-slip traction of Spider Rubber with durability for use in both wet and dry conditions.

        Our TSUBO brand continues to carry on its heritage with the same dedicated design team, working in conjunction with product development to create footwear that delivers on our promise of all-day comfort, style and quality. Careful consideration is taken in design, material selection, construction, and cushioning technologies during the design and development process. We have multiple design and development reviews throughout the product creation process to ensure that we are addressing the footwear needs of our consumers.

        In order to ensure quality, consistency and efficiency in our design and product development process, we continually evaluate the availability and cost of raw materials, the capabilities and capacity of our independent contract manufacturers and the target retail price of new models and lines. The design and development staff works closely with brand management to develop new styles of footwear for our various product lines. We develop detailed drawings and prototypes of our new products to aid in conceptualization and to ensure our contemplated new products meet the standards for innovation and performance our consumers demand. Throughout the development process, members of the design staff coordinate with our domestic and overseas product development, manufacturing and sourcing personnel toward a common goal of developing and producing a high quality product to be delivered on a timely basis.

Manufacturing

        We do not manufacture our products; we outsource the production of our brand footwear to independent manufacturers in China. We also outsource the production of a portion of our UGG brand footwear to independent manufacturers in New Zealand. We require our independent contract manufacturers and designated suppliers to adopt our Factory Charter, which specifies that they comply with all local laws and regulations governing human rights, working conditions and environmental compliance before we are willing to conduct business with them. We require our manufacturing partners to comply with our Ethical Supply Chain guidelines as a condition of doing business with our company. We require our licensees to demand the same from their contract factories and suppliers. We have no long-term contracts with our manufacturers. As we grow, we expect to continue to rely exclusively on independent manufacturers for our sourcing needs.

        The production of footwear by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. We maintain on-site supervisory offices in Pan Yu City, China and Macau that serve as local links to our independent manufacturers, enabling us to carefully monitor the production process from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement. To ensure the production of high quality products, the majority of the materials and components used in production of our products by these independent manufacturers are purchased from independent suppliers designated by us. Excluding sheepskin, we believe that substantially all the various raw materials and components used in the manufacture of our footwear, including rubber, leather and nylon webbing are generally available from multiple sources at competitive prices. We outsource our manufacturing requirements on the basis of individual purchase orders rather than maintaining long-term purchase commitments with our independent manufacturers.

        At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their skins from Australia, Europe and the U.S. We maintain constant communication with the tanneries to monitor the supply of sufficient high quality sheepskin available for our projected UGG brand footwear production. To ensure adequate supplies for our manufacturers, we forecast our usage of top grade sheepskin one year in advance at a forward price. Refer to Item 7 of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations" for further discussion on our sheepskin purchase commitment. We believe current supplies are sufficient to meet our needs in the near future, but we continue to search for alternate suppliers in order to accommodate any unexpected future growth.

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

        We have instituted pre-production and post-production inspections to meet or exceed the high quality demanded by consumers of our products. Our quality assurance program includes our own employee on-site inspectors at our independent manufacturers who oversee the production process and perform quality assurance inspections. We also inspect our products upon arrival at our distribution centers.

Patents and Trademarks

        We now hold more than 150 utility and design patents and registrations in the U.S. and abroad and have filed for more than 60 new patents which are currently pending. These patents expire at various times, and patents issued for applications filed this year will generally have a remaining duration from now to 2023 for design patents and from now to 2029 for utility patents. We also currently hold trademark registrations for UGG, Teva, Simple, TSUBO and other marks in the U.S. and in many other countries, including the countries of the European Union, Canada, Japan and Korea. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.

Seasonality

        Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters of each year, and the highest percentage of Teva brand net sales occurring in the first and second quarters of each year. To date, the Simple brand has not had a seasonal impact on the Company. Similarly, we do not anticipate the TSUBO brand to have a seasonal impact on the Company. With the dramatic growth in UGG product sales in recent years, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for each of our brands in 2009, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors." For further discussion on our working capital and inventory management, see Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Backlog

        Historically, we have encouraged our customers to place, and we have received, a significant portion of orders as preseason orders, generally four to eight months prior to shipment date. We provide customers with price incentives, and in certain cases extended payment terms, to participate in such preseason programs to enable us to better plan our production schedule, inventory and shipping needs. Unfilled customer orders as of any date, which we refer to as backlog, represent orders scheduled to be shipped at a future date and which can be cancelled prior to shipment. The backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments as well as variations in the quarter-to-quarter and year-to-year preseason incentive programs. The mix of future and immediate delivery orders can vary significantly from quarter-to-quarter and year-to-year. As a result, comparisons of the backlog from period-to-period may be misleading.

        At December 31, 2008, our backlog of orders from our wholesale customers and distributors was approximately $240,000 compared to approximately $170,000 at December 31, 2007. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2009. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year because backlog only relates to wholesale orders for the next season and current season fill-in orders, is affected by the timing of customers' orders and product availability, and excludes potential sales in our eCommerce business and retail stores during the year. The increase in backlog is primarily due to increased demand for UGG product.

Competition

        The casual, outdoor, athletic, fashion and formal footwear markets are highly competitive. We compete with numerous domestic and foreign footwear designers, manufacturers and marketers. Our UGG brand footwear line primarily competes with Emu, Merrell, Acorn, Aussie Dogs, LB Evans and Timberland, as well as retailers' own private label footwear. In addition, due to the popularity of our UGG products, we face increasing competition from a significant number of competitors selling knock-off products. Our Teva brand primarily competes with Nike, Adidas-Salomon, The North Face, Merrell, Patagonia, Chaco, Reef, Columbia Sportswear, Hi-Tech, and Keen. Our Simple line primarily competes with Vans, Converse, Keds, Sanuk, Merrell, Keen, Patagonia, and Earth. Our TSUBO brand competes with many footwear brands of similar price point, primarily Clarks, Ecco, Palladium, Lacoste and Cole Haan.

        Our footwear lines compete primarily on the basis of brand recognition and authenticity, product quality and design, functionality, performance, fashion appeal and price. Our ability to successfully compete depends on our ability to:

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

Employees

        At December 31, 2008, we employed approximately 640 employees in our U.S. facilities including retail stores and approximately 140 employees located in Asia and the U.K., none of whom were represented by a union. The large increase in employees during the year was primarily related to the expansion of our retail stores, which includes part-time employees. We believe our relationships with our employees are good.

Financial Information about Segments and Geographic Areas

        Our six reportable business segments include the strategic business units responsible for the worldwide wholesale operations of each of our brands' (UGG, Teva, Simple and TSUBO) wholesale divisions, as well as our eCommerce and retail store businesses. The following table shows our domestic and international revenues for each of the years ended December 31, 2006, 2007 and 2008.

	Years Ended December 31,
	2006	2007	2008
Net sales by location:
U.S.	$266,092	$386,593	$581,512
International	38,331	62,336	107,933

Total	$304,423	$448,929	$689,445

        Refer to Note 9 to our accompanying consolidated financial statements for further discussion of our business segment data. As of December 31, 2006, 2007, and 2008, substantially all of our long-lived assets were held in the U.S. Refer to Note 1 to our accompanying consolidated financial statements for a discussion of our research and development costs for the last three years.

        Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Available Information

        Our internet address is www.deckers.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A.    Risk Factors.

        Our short and long-term success is subject to many factors beyond our control. Stockholders and potential stockholders should carefully consider the following risk factors related to our company as well as general investor risks, in addition to the other information contained in this report and the information incorporated by reference in this report. If any of the following risks occur, our business, financial condition or results of operations could be adversely affected. In that case, the value of our common stock could decline and stockholders and potential stockholders may lose all or part of their investment. Please also see Item 7 of Part II — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."

Risks Relating To Our Business

        The recent financial crisis and general economic conditions that are largely out of our control may adversely affect our financial condition and results of operations.

        Uncertainty about current and future global economic conditions may cause consumers to defer purchases or customers to cancel purchase orders of our products in response to tighter credit, decreased cash availability and declining consumer confidence. Recessionary economic cycles or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. In addition, the recent turmoil in the financial markets has had an adverse effect on the U.S. and world economy, which has negatively impacted consumer spending patterns. Also, a number of our third-party retailers may be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for these third parties it could adversely impact our estimated allowances and reserves and financial results. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on our customers and markets. There can be no assurances that responses to the disruptions in the financial markets will restore consumer confidence.

        Furthermore, reduced traffic in retail stores or limitations on the prices we can charge for our products could reduce our sales and profit margins and have a material adverse affect on our financial condition and results of operations. Also, economic factors such as increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our operating expenses, and otherwise adversely affect our financial condition, results of operations, and cash flows.

        Our financial success is sensitive to changes in general economic conditions, both in the U.S. and internationally. The government has taken a number of actions to stabilize and provide liquidity to U.S. financial markets. There can be no assurance as to the actual impact of these acts or any other governmental program, on the financial markets. Our business, financial condition, results of operations, access to credit, and trading price of common stock could be materially and adversely affected if the financial markets fail to stabilize, or if current financial market conditions worsen.

        The costs of production and transportation of our products can increase as petroleum and other energy prices rise.

        The manufacture and transportation of our products requires the use of petroleum-based materials and energy costs. Any future increases in the costs of these materials and energy sources could increase the cost of our goods which would reduce our gross margin unless we can successfully raise our selling prices to compensate for the increased costs.

        Our success depends on our ability to anticipate fashion trends.

        Our success depends largely on the continued strength of our brands, on our ability to anticipate, understand and react to the rapidly changing fashion tastes of footwear consumers and to provide appealing merchandise in a timely and cost effective manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We are also dependent on customer receptivity to our products and marketing strategy. There can be no assurance that consumers will continue to prefer our brands, that we will respond quickly enough to changes in consumer preferences or that we will successfully introduce acceptable new models and styles of footwear or accessories to our target consumer. Achieving market acceptance for new products also will likely require us to exert substantial product development and marketing efforts and expend significant funds to create consumer demand. A failure to introduce new products that gain market acceptance or maintain market share would erode our competitive position, which would reduce our profits and could adversely affect the image of our brands, resulting in long-term harm to our business.

        Our UGG brand may not continue to grow at the same rate it has experienced in the recent past.

        Our UGG brand has experienced strong growth over the past several years, with net wholesale sales of UGG products having increased from $23,491 in 2002 to $483,781 in 2008, representing a compound annual growth rate of 65.6%. We do not expect to sustain this growth rate in the future. UGG products include fashion items that could go out of style at any time. UGG products represent a significant portion of our business, and if UGG product sales were to decline or to fail to increase in the future, our overall financial performance could be adversely affected.

        We may be unable to successfully identify, develop, acquire or build new brands.

        We intend to continue to focus on identifying, developing, acquiring and building new brands. Our search may not yield any complementary brands, and even if we do find a suitable brand we may not be able to finance the development or acquisition of the brand. We may not be able to successfully integrate the management or operations of an acquired brand into our existing operations, and we cannot ensure that any developed or acquired brand will achieve the results we expect. We compete with other companies who have greater resources than we do for the opportunities to buy other brands. As a result, even if we identify a suitable acquisition, we may lose the opportunity to a competitor who offers a more attractive price or package. In such event, we may incur significant costs in pursuing an acquisition without success, which could negatively impact our results of operations.

        Our brands may have further impairment losses.

        We conducted our annual impairment tests of goodwill and other intangible assets as of December 31, 2006, 2007, and 2008. In addition, we conducted interim impairment evaluations when impairment indicators arose. We recognized the following impairment charges in our income from operations:

	Years Ended December 31,
	2006	2007	2008
Teva trademarks	$15,300	$—	$20,400
Teva goodwill	—	—	11,929
TSUBO goodwill	—	—	3,496

Total impairment loss	$15,300	$—	$35,825

        If any brand's product sales or operating margins decline to a point that the fair value does not exceed its carrying value, we may be required to further write down the related intangible assets. These or other related declines could cause us to incur additional impairment losses, which could materially affect our consolidated financial position and results of operations. The recoverability of our trademark values is highly dependent on forecasted revenues for our brands, as well as discount and royalty rates, and we cannot predict with absolute assurance the recoverability of any of our trademark values. The ongoing uncertainty in general economic and market conditions could increase the likelihood of additional intangible asset impairment losses being recorded in future periods. In addition, the valuation of intangible assets is subject to a high degree of judgment and complexity. After the impairment charges recorded during 2008, the remaining balances of goodwill and nonamortizable intangibles by brand are as follows:

	As of December 31, 2008
	UGG	Teva	TSUBO	Total
Trademarks	$152	$15,300	$1,970	$17,422
Goodwill	6,101	—	—	6,101

Total nonamortizable intangibles	$6,253	$15,300	$1,970	$23,523

        If raw materials do not meet our specifications, prices increase, or shortages occur, we could experience interruptions in manufacturing, increased costs, higher product return rates, a loss of sales, or a reduction in our gross margins.

        Our independent manufacturers use various raw materials in the production of our footwear and accessories that must meet our specifications and, in some cases, additional technical requirements for performance footwear. If these raw materials and the end product do not perform to our specifications or consumer satisfaction, we could experience a higher rate of customer returns and deterioration in the image of our brands, which could have a material adverse effect on our business, results of operations, and financial condition.

        There may be significant increases in the prices of the raw materials used in our products, which would likely increase the cost of our products from our independent manufacturers. Our gross profit margins are adversely affected to the extent that the selling prices of our products do not increase proportionately with increases in their costs. Any significant unanticipated increase in the prices of raw materials could materially affect our results of operations. No assurances can be given that we will be protected from future changes in the prices of such raw materials.

        We depend on a limited number of key sources for sheepskin, the principal raw material for most of our UGG products. In 2008, two suppliers provided all of the sheepskin purchased by our independent manufacturers. The top grade sheepskin used in UGG footwear is in high demand and limited supply. Sheep are susceptible to hoof and mouth disease, which can result in the extermination of an infected herd and could have a material adverse effect on the availability of top grade sheepskin for our products. Additionally, the supply of sheepskin can be adversely impacted by weather conditions and harvesting decisions that are completely outside our control. Our potential inability to obtain top grade sheepskin for UGG products could impair our ability to meet our production requirements for UGG products in a timely manner and could lead to inventory shortages, which can result in lost sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. There have also been significant increases in the prices of top grade sheepskin as the demand for this material has increased. Any further price increases will likely raise our costs, increase our costs of sales and decrease our profitability unless we are able to pass the higher prices on to our customers.

        If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have difficulty filling our customers' orders.

        Because the footwear industry has relatively long lead times for design and production, we must plan our production tooling and projected volumes many months before consumer tastes become apparent. The footwear industry is subject to fashion risks and rapid changes in consumer preferences, as well as the effects of weather, general market conditions and other factors affecting demand. A large number of models, colors and sizes in our product lines increase these risks. As a result, we may fail to accurately forecast styles, colors and features that will be in demand. If we overestimate demand for any products or styles, we may be forced to liquidate excess inventories at a discount to customers, resulting in higher markdowns and lower, or negative, gross margins. Further, the excess inventories may prolong our cash flow cycle, resulting in reduced cash flow and increased liquidity risks. Conversely, if we underestimate consumer demand for any products or styles or have factory delays on a substantial amount of product, we could have inventory shortages. This could result in lost potential sales, delays in shipments to customers, strains on our relationships with customers, and diminished brand loyalty. This may be particularly true with regard to our UGG product line, which has experienced strong consumer demand and rapid sales growth.

        We may not succeed in implementing our growth strategies.

        As part of our growth strategy, we seek to enhance the positioning of our brands, extend our brands into complementary product categories and markets, expand geographically and improve our operational performance. We continue to significantly expand the nature and scope of our operations, including significantly increasing the number of employees worldwide. We anticipate that substantial further expansion will be required to realize our growth potential and new market opportunities. The failure to develop and launch successful new products could hinder the growth of our business. Also, any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position.

        We are rapidly growing domestically and internationally, through retail, eCommerce, wholesale, and through our distributors. We may not be able to successfully execute any or all of our strategies. If we fail to do so, this could:

  •
  increase our working capital needs beyond our capacity;

  •
  create off-site management issues, which would adversely affect our internal control environment;

  •
  have significant legal or compliance implications;

  •
  make it difficult to attract, retain, and manage adequate human resources in remote locations;

  •
  cause additional inventory manufacturing, distribution, and management costs;

  •
  diminish product quality;

  •
  cause us to experience greater difficulty in filling customer orders;

  •
  increase costs; or

  •
  create other production, distribution, and operating difficulties.

        If we do not succeed in implementing our growth strategies, our rate of growth may slow or our results of operations may decline, which in turn could have a negative effect on the value of our common stock.

        The growth of our retail store locations may not result in returns on our investments.

        We compete with other retailers and businesses for suitable locations for our retail stores which may impact our ability to find suitable locations. New store openings involve certain risks, including constructing, furnishing, and supplying a store in a timely and cost-effective manner. Our sales at our retail stores may not meet our projections, which could adversely impact our return on investment. In addition, since many of our costs for our retail stores are fixed in the short term, if we have a shortfall in sales, we may be unable to reduce expenses quickly enough to avoid losses. We also have entered into significant long-term leases for certain of our retail locations. Our inability to execute our retail store growth strategy in a manner that generates appropriate returns on investment could have an adverse impact on our future growth. We could incur write-downs on inventory, impairment losses on long-lived assets, or loss of our working capital, which could adversely impact our financial position, results of operations, or cash flows.

        Our financial success is influenced by the success of our customers.

        Our financial success is directly related to the success of our wholesalers, distributors, eCommerce business, and retail stores to market and sell our brands through to the consumer. We sell our products in international markets, primarily through independent distributors. If a distributor fails to meet annual sales goals, it may be difficult and costly to either locate an acceptable substitute distributor or convert to a wholesale direct model. If a change becomes necessary, we may experience increased costs, loss of customers, as well as substantial disruption and a resulting loss of sales. We currently do not have long-term contracts with any of our customers. Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our customers. We use the timing of delivery dates in our customer orders to forecast our sales and earnings for future periods. If any of our major customers including independent distributors experience a significant downturn in its business, or fail to remain committed to our products or brands, then these customers could postpone, reduce, or discontinue purchases from us. Also, challenging economic conditions may impair the ability of our customers to pay for products and any of our major customers may realize a financial collapse or bankruptcy. As a result, we could experience a decline in sales or gross margins, write downs of excess inventory, increased discounts or extended credit terms to our customers, or an increase in bad debt expense, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and our stock price.

        Certain of our customers account for a significant portion of our sales, and the loss of one or more of these key customers would significantly reduce our sales.

        Our five largest customers accounted for approximately 30.4% of worldwide net sales in 2007 and 30.6% of worldwide net sales in 2008. Nordstrom, our largest customer, accounted for greater than 10% of net sales in 2007 and 2008. Any potential loss of a key customer, or a significant reduction in purchases from a key customer, could have a material adverse effect on our business, results of operations and financial condition.

        Failure to establish and protect our trademarks, patents and other intellectual property could diminish the value of our brands.

        We believe that our trademarks and other intellectual property rights are of value and are integral to our success and our competitive position. Some countries' laws do not protect intellectual property rights to the same extent as do U.S. laws. From time to time, we discover products in the marketplace that infringe upon our intellectual property rights. If we are unsuccessful in challenging a third party's products on the basis of patent and trade dress rights, continued sales of such competing products by third parties could adversely impact our business, financial condition and results of operations. If our brands are associated with competitors' inferior products, this could also adversely affect the integrity of our brands. Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. Similarly, from time to time we may be the subject of litigation challenging our ownership of intellectual property. Any decision or settlement in any of these matters that allowed a third party to continue to use our brand trademarks or a domain name with our brand trademarks in connection with the sale of products similar to our products or to continue to manufacture or distribute counterfeit products could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition.

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

        In particular, we are experiencing more infringers of our UGG trademarks and more counterfeit products seeking to benefit from the consumer demand for our UGG products. Enforcement of our rights to the UGG trademarks faces many challenges due in part to the proliferation of the term "UGG" in third party domain names that promote counterfeit products or otherwise use the UGG trademarks without our permission. In spite of our enforcement efforts, we expect such unauthorized use to continue, which could result in a loss of sales for authorized UGG products and diminish the value of our UGG trademark.

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

        We use independent manufacturers in China and New Zealand to produce all of our products, with substantially all of the production occurring by six independent manufacturers in China. We depend on these manufacturers' ability to finance the production of goods ordered and to maintain manufacturing capacity. The manufacturers in turn depend upon their suppliers of raw materials. We do not exert direct control over either the independent manufacturers or their raw materials suppliers, so we may be unable to obtain timely delivery of acceptable products.

        In addition, while we do have long standing relationships with most of our factories, we currently do not have long-term contracts with these independent manufacturers, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality from our independent manufacturers. If there is an interruption, we may not be able to substitute suitable alternative manufacturers because substitutes may not be available or they may not be able to provide us with products or services of a comparable quality at an acceptable price or on a timely basis. If a change in our independent manufacturers becomes necessary, we would likely experience increased costs as well as substantial disruption of our business, which could result in a loss of sales and earnings.

        Interruptions in supply can also result from issues such as natural disasters and other events to our manufacturers in south China. Also, we face regulatory risks resulting from legislation and potential trade barriers introduced by governments in China, the United States, and other key trading territories. We also face potential disruptions to supply as several of our manufacturing partners seek to move their factories away from the Pearl River Delta region of China to benefit from unit cost advantages and preferable regulatory environments. Such interruptions in supply could result in inventory shortages, which could result in lost potential sales, which could have a material adverse effect on our results of operations or financial condition. We also keep proprietary materials involved in the production process, such as shoe molds, knives, and raw materials, under the custody of our independent manufacturers. If these independent manufacturers were to experience loss or damage to our proprietary materials involved in the production process, we cannot be assured that such independent manufacturers would have adequate insurance to cover such loss or damage and, in any event, the replacement of such materials would likely result in significant delays in the production of our products and could result in a loss of sales and earnings.

        Similarly, if we experience a significant increase in demand and a manufacturer is unable to ship orders of our products in accordance with our timing demands and our quality standards, we could miss customer delivery date requirements. This in turn could result in cancellation of orders, customer refusals of shipments or a reduction in selling prices, any of which could have a material adverse effect on our sales, results of operations, and financial condition. We compete with other companies for the production capacity and the import quota capacity of our manufacturers. Accordingly, our independent manufacturers may not produce and ship some or all of any orders placed by us.

        Our independent manufacturers are located outside the U.S., where we are subject to the risks of international commerce.

        All of our current third party manufacturers are in China and New Zealand with substantially all production performed by six manufacturers in China. Foreign manufacturing is subject to numerous risks, including the following:

  •
  tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules on raw materials and finished products, including the potential threat of anti-dumping duties and quotas such as those which have been imposed by the European Union on the import of certain types of footwear from China;

  •
  increasing transportation costs;

  •
  poor infrastructure and shortages of equipment, which can delay or interrupt transportation and utilities;

  •
  restrictions on the transfer of funds;

  •
  changing economic conditions;

  •
  changes in governmental policies and regulations including environmental regulations in China, the U.S. and elsewhere;

  •
  customary business traditions in China, such as local holidays which are traditionally accompanied by high levels of turnover in the factories;

  •
  labor unrest, which can lead to work stoppages and interruptions in transportation or supply;

  •
  shipping delays, including those resulting from labor issues, work stoppages or other delays at the port of entry or port of departure;

  •
  political instability, which can interrupt commerce and make travel dangerous;

  •
  expropriation and nationalization; and

  •
  adverse changes in consumer perception of goods from China, trade or political relations with China

        These factors could severely interfere with the manufacture or shipment of our products which could make it difficult to obtain adequate supplies of quality products when we need them, thus materially affecting our sales and results of operations.

        Our business could suffer if our independent manufacturers, designated suppliers or our licensees violate labor laws or fail to conform to our ethical standards.

        We require our independent contract manufacturers and designated suppliers to adopt our Factory Charter and Ethical Supply Chain guidelines and to comply with all local laws and regulations governing human rights working conditions and environmental protection before we are willing to place business with them. Nevertheless, we do not control the labor practices of these factories and suppliers. If one of them violates our labor standards by, for example, using convicted, forced or indentured labor or child labor, fails to pay compensation in accordance with local law or fails to operate its factories in compliance with local safety or environmental requirements, we likely would immediately cease dealing with that manufacturer or supplier, and we could suffer an interruption in our product supply chain. In addition, the manufacturers' or designated suppliers' actions could damage our reputation and the value of our brands, resulting in negative publicity and discouraging customers and consumers from buying our products.

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

        As we move toward more global operations, our sales and expenditures in foreign currencies will become more material and subject to currency fluctuations. Our foreign distributors sell in local currencies, which impacts the price to foreign customers. We currently do not use currency hedges since substantially all our transactions are in U.S. dollars, however, as we expand global operations, we anticipate we will use currency hedges to minimize income statement volatility. Our hedging strategies will depend on our cash flow projections, which are inherently subject to inaccuracies. Therefore, our hedging strategies may be ineffective. Future changes in foreign currency exchange rates may cause changes in the dollar value of our purchases or sales and materially affect our results of operations.

        While our purchases from the Chinese factories are currently denominated in U.S. dollars, certain operating and manufacturing costs of the factories are denominated in the Chinese currencies. As a result, fluctuations in the Chinese currencies versus the U.S. dollar could impact our purchase prices from the factories in the event that they adjust their selling prices accordingly.

        If our licensing partners are unable to meet our expectations regarding the quality of their products or the conduct of their business, the value of our brands could suffer.

        We rely on our licensees to maintain our standards with their manufacturers in the future, and any failure to do so could harm our reputation and the value of the licensed brand. The risks associated with our own products will also apply to our licensed products in addition to any number of possible risks specific to a licensing partner's business, including, for example, risks associated with a particular licensing partner's ability to maintain relationships with suppliers and customers. Our licensing agreements generally do not preclude our licensing partners from offering, under other brands, products similar to those covered by their license agreements with us, which could reduce the sales of our licensed products.

        Key business processes could be interrupted and adversely affect our business.

        Our future success and growth depend on the continued operation of our key business processes and key personnel. Hackers and computer viruses have disrupted operations at many major companies. We may be vulnerable to similar acts of sabotage. Key processes could also be interrupted by a failure due to weather, natural disaster, power loss, telecommunications failure, failure of our computer systems, sabotage, terrorism, or similar event such that:

  •
  critical business systems become inoperable;

  •
  key personnel are unable to perform their duties, communicate, or access information systems;

  •
  significant quantities of merchandise are destroyed;

  •
  key customers cannot place or receive orders; or

  •
  carriers cannot ship or unload shipments.

        These interruptions to key business processes could have a material adverse effect on our business and operations and result in lost sales and earnings.

        We rely on our information management systems to operate our business and to track our operating results. Our information management systems will require modification and refinement as we grow and our business needs change. If we experience a significant system failure or if we are unable to modify our information management systems to respond to changes in our business needs, then our ability to properly run our business could be adversely affected.

        The loss of the services of any key employee could also harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis.

        We could be adversely affected by the loss of one of our warehouses or one of our manufacturer's facilities.

        Both the warehousing of our inventory and the manufacturing of our products are located at a small number of facilities, the loss of any of which could adversely impact our sales, business performance and operating results. In addition, we could face a disruption in distribution center operations if our newly implemented automated pick module does not perform as anticipated.

        Many of our products are seasonal, and our sales are sensitive to weather conditions.

        Sales of our products, particularly those under the Teva and UGG brands, are highly seasonal and are sensitive to weather conditions. Extended periods of unusually cold weather during the spring and summer can reduce demand for Teva footwear. Likewise, unseasonably warm weather during the fall and winter months may reduce demand for our UGG products. Even though we are creating more off-season styles for our Teva and UGG brands, the effect of favorable or unfavorable weather on sales can be significant enough to affect our quarterly results, with a resulting effect on our common stock price.

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

        Current and future products may not comply with U.S. Consumer Product Safety regulations. If this occurs, we may need to recall specific models to comply with regulations.

        We cannot predict whether future domestic laws, regulations or trade remedy actions or international agreements may impose additional duties or other restrictions on the importation of products from one or more of our sourcing venues. Such changes could increase the cost of our products, require us to withdraw from certain restricted markets or change our business methods, and could generally make it difficult to obtain products of our customary quality at a desired price. Meanwhile, the continued negotiation of bilateral and multilateral free trade agreements by the U.S. and our other market countries with countries other than our principal sourcing venues may stimulate competition from manufacturers in these other sourcing venues, which now export, or may seek to export, footwear to our market countries at preferred rates of duty, which may have an effect on our operations.

        On October 7, 2006, the European Commission imposed definitive duties on leather upper footwear originating from China and imported into European Member states. These duties were effective for a two-year period with a final 16.5% rate for China-sourced footwear. On October 3, 2008, the European Commission initiated an expiry review of the duties to determine whether they should be extended for a period beyond the original expiration date. While the expiry review investigation is ongoing, the duties remain in place and payable. Any increase in duties or the requirement for quotas will increase the cost of our products and may limit the amount of China-sourced products that we are able to sell to the European market. The extension of anti-dumping duties or quotas on products manufactured in China may impact our sales and gross margins in the European market.

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

        At December 31, 2008 we had cash and cash equivalents and short-term investments of $194,780. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we regularly monitor the cash balances in our operating accounts and adjust the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts.

        The remainder of our cash and cash equivalents and short-term investments are invested in interest bearing funds managed by third party investment management institutions. These investments include U.S. treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. While we do not hold any investments whose value is directly correlated to mortgage debt, investment risk has been and may further be exacerbated by U.S. mortgage defaults and credit and liquidity issues, which have affected various sectors of the financial markets. To date we have experienced no material loss or lack of access to our cash and cash equivalents and short-term investments. However, we can provide no assurance that access to our cash and cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

        We could be subject to additional income tax liabilities.

        We are subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. We are subject to audits in various jurisdictions, and such jurisdictions may assess additional income taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the periods for which that determination is made.

Risks Related to Our Industry

        Because the footwear market is sensitive to decreased consumer spending and economic cycles, if general economic conditions deteriorate, many of our customers may significantly reduce their purchases from us or may not be able to pay for our products in a timely manner.

        The footwear industry historically has been subject to cyclical variation and decline in performance when consumer spending decreases or softness appears in the retail market. Many factors affect the level of consumer spending in the footwear industry, including:

  •
  general business conditions;

  •
  interest rates;

  •
  financial market conditions;

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

        In addition, we extend credit to our customers based on an evaluation of each customer's credit-worthiness. Many retailers, including some of our customers, have experienced financial difficulties during the past several years, thereby increasing the risk that such customers may not be able to pay for our products in a timely manner. Our bad debt expense may increase relative to net sales in the future. Any significant increase in our bad debt expense relative to net sales would adversely impact our net income and cash flow and could affect our ability to pay our own obligations as they become due.

        We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

        The footwear industry is highly competitive, and the recent growth in the market for casual footwear and other products has encouraged the entry of many new competitors into the marketplace as well as increased competition from established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do, as well as greater brand awareness in the footwear market. Our competitors include athletic and footwear companies, branded apparel companies and retailers with their own private labels. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, access to offshore manufacturing has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear industry.

        Additionally, efforts by our competitors to dispose of their excess inventories may significantly reduce prices that we can expect to receive for the sale of our competing products and may cause our customers to shift their purchases away from our products.

        We believe that our ability to compete successfully depends on a number of factors, including the quality, style and authenticity of our products and the strength of our brands, as well as many factors beyond our control. Maintaining our competitiveness depends on our ability to defend our products from infringement, our continued ability to anticipate and react to consumer tastes and our continued ability to deliver quality products at an acceptable price. If we fail to compete successfully in the future, our sales and earnings will decline, as will the value of our business, financial condition and common stock.

        Consolidations, restructurings and other ownership changes in the retail industry could affect the ability of our wholesale customers to purchase and market our products.

        In the future, retailers in the U.S. and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the concentration of ownership within the retail industry, including consolidating their operations, undergoing restructurings, undergoing reorganizations, or realigning their affiliations. These consolidations could result in a shift of bargaining power to the retail industry and in fewer outlets for our products. Further consolidations could result in price and other competition that could reduce our margins and our net sales.

Risks Relating to Our Common Stock

        Our common stock price has been volatile, which could result in substantial losses for stockholders.

        Our common stock is traded on the NASDAQ Global Select Market. While our average daily trading volume for the 52-week period ended February 13, 2009 was approximately 697,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing prices of our common stock, as reported by the NASDAQ Global Select Market, have ranged from $48.25 to $143.51 for the 52-week period ended February 13, 2009. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

  •
  changes in expectations of our future performance, whether realized or perceived;

  •
  changes in estimates by securities analysts or failure to meet such estimates;

  •
  quarterly fluctuations in our sales, expenses, and financial results;

  •
  general equity market conditions and investor sentiment;

  •
  economic conditions;

  •
  broad market fluctuations in volume and price;

  •
  increasing short sales of our stock; and

  •
  a variety of risk factors, including the ones described elsewhere in this Annual Report on Form 10-K and in our other periodic reports.

        Accordingly, the price of our common stock is volatile and any investment in our stock is subject to risk of loss. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors and other general macroeconomic conditions unrelated to our financial performance may also affect our stock price.

        Anti-takeover provisions in our certificate of incorporation, bylaws, and Delaware law could prevent or delay a change in control of our company, even if such change of control would benefit our stockholders.

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

  •
  advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholder meetings; and

  •
  a requirement that 66 and two-thirds percent of shares entitled to vote to amend certain provisions in the bylaws and certificate of incorporation.

        Our stockholder rights plan expired pursuant to its terms on November 11, 2008. We may not be able to, or choose to, implement a similar stockholder rights plan, which could put us at risk for a take-over, distract our management and adversely affect our business.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters is located in Goleta, California. We have two US distribution centers, both in California, our eCommerce operations in Arizona, and ten retail stores in the U.S. ranging from approximately 3,000 to 7,000 square feet. We also have an office in China to oversee the quality and manufacturing standards of our products, an office in Macau to coordinate logistics, an office in Hong Kong to coordinate sales and marketing efforts and offices in the U.K. for design and to oversee European operations. Internationally, we have two Company-owned retail stores in the UK and one jointly-owned retail store in China. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers in China and New Zealand. We lease, rather than own, all of our facilities from unrelated parties. With the exception of our eCommerce and retail store facilities, our facilities are attributable to all segments of our business and are not allocated to the segments. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.

        The following table reflects the location, use, segment, and approximate size of our significant physical properties:

Facility Location	Description	Business Segment	Approximate Square Footage
Camarillo, California	Warehouse Facility	unallocated	723,000
Ventura, California	Warehouse Facility and Retail Outlet	unallocated	126,000
Goleta, California	Corporate Offices	unallocated	52,000

Item 3.    Legal Proceedings.

        We are involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect on our financial condition or results of operations. Additionally, we have many pending disputes in the U.S. Patent and Trademark Office, foreign trademark offices and U.S. federal and foreign courts regarding unauthorized use or registration of our brand trademarks. We also are aware of many instances throughout the world in which a third party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva and UGG products.

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

	Common Stock Price Per Share
	Low	High
Year ended December 31, 2007:
First Quarter	$57.16	$73.51
Second Quarter	$69.13	$100.90
Third Quarter	$87.84	$111.20
Fourth Quarter	$108.01	$164.91
Year ended December 31, 2008:
First Quarter	$91.50	$153.96
Second Quarter	$106.79	$143.51
Third Quarter	$99.28	$137.56
Fourth Quarter	$48.25	$102.68

        As of February 13, 2009, there were 91 record holders of our common stock and we believe there are approximately 30,000 beneficial holders of our common stock.

        We did not sell any equity securities during the year ended December 31, 2008 that were not registered under the Securities Act of 1933.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

        Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company's common stock against the cumulative total return of the NASDAQ Market Index and a peer group index for the five-year period commencing December 31, 2003 and ending December 31, 2008. The data represented below assumes one hundred dollars invested in each of the Company's Common Stock, the NASDAQ Market Index and the peer group index on January 1, 2004. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts. Total return assumes reinvestment of dividends; we have paid no dividends on our common stock and have not done so since our inception.

	December 31,
	2003	2004	2005	2006	2007	2008
Deckers Outdoor Corporation	$100.0	$229.2	$134.7	$292.4	$756.4	$389.6
Prior Peer Group Index*	100.0	132.9	130.7	151.4	183.5	137.0
NASDAQ Market Index#	100.0	108.4	110.8	122.2	134.3	79.3
Current Peer Group Index*	100.0	128.5	134.4	155.8	136.3	61.4

*
The Prior Peer Group Index included each of the companies in our Current Peer Group Index and Nike, Inc., which was removed as the Company does not consider it a comparable company due to its size and extent of product offering. The Current Peer Group Index consists of K-Swiss Inc.; Kenneth Cole Productions, Inc.; Rocky Brands, Inc.; The Timberland Company; Wolverine World Wide, Inc.; Crocs, Inc.; and Skechers U.S.A., Inc.

#
The NASDAQ Market Index is the same NASDAQ Index used in our 2007 Form 10-K.

DIVIDEND POLICY

        We have not declared or paid any cash dividends on our common stock since our inception. We currently anticipate that we will retain all of our earnings for the continued development and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Moreover, our credit facility currently contains covenants expressly prohibiting us from paying dividends.

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

	Years ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)
Statement of Operations Data
Net sales:
UGG wholesale	$101,806	$150,279	$182,369	$291,908	$483,781
Teva wholesale	83,477	80,446	75,283	82,003	80,882
Simple wholesale	9,633	6,980	10,903	11,163	13,909
TSUBO wholesale	—	—	—	—	3,649
eCommerce	19,871	25,912	28,886	45,473	68,769
Retail stores	—	1,143	6,982	18,382	38,455

	214,787	264,760	304,423	448,929	689,445
Cost of sales	124,659	153,598	163,692	241,458	384,127

Gross profit	90,128	111,162	140,731	207,471	305,318
Selling, general and administrative expenses	47,971	59,254	73,989	101,918	152,574
Impairment loss(1)	—	—	15,300	—	35,825

Income from operations	42,157	51,908	51,442	105,553	116,919
Other expense (income), net	2,517	374	(1,910)	(4,486)	(3,583)

Income before income taxes and minority interest	39,640	51,534	53,352	110,039	120,502
Income taxes	14,713	20,387	22,743	43,602	46,631
Minority interest	—	—	—	—	(77)

Net income	$24,927	$31,147	$30,609	$66,437	$73,948

Net income per share:
Basic	$2.27	$2.52	$2.45	$5.18	$5.67

Diluted	$2.05	$2.42	$2.38	$5.06	$5.60

Weighted average common shares outstanding:
Basic	11,005	12,349	12,519	12,835	13,042
Diluted	12,142	12,866	12,882	13,129	13,195

(1)
The impairment loss in 2006 relates to our Teva trademarks. The impairment loss in 2008 relates to our Teva trademarks, Teva goodwill, and TSUBO goodwill. During our annual and interim assessments of goodwill and other intangible assets, we concluded that the fair values were lower than the carrying amounts and therefore wrote down the trademarks and goodwill to their fair values.

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$10,379	$50,749	$34,255	$54,525	$176,804
Working capital	67,426	104,205	147,860	230,173	317,755
Total assets	174,206	208,665	249,973	370,032	483,721
Long-term liabilities	—	—	—	—	3,847
Total stockholders' equity	138,779	174,640	210,410	298,638	384,252

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

Overview

        We are a leading designer, producer and brand manager of innovative, high-quality footwear and accessories and the category creator in the luxury sheepskin, sport sandal and sustainable footwear segments. We market our products primarily under four proprietary brands:

  •
  UGG® Australia: Authentic luxury sheepskin boots and a full line of luxury and comfort footwear and accessories;

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

        Our business has been impacted by several important trends:

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

        By emphasizing our brands' images and our focus on comfort, performance and authenticity, we believe we can maintain a loyal consumer following that is less susceptible to fluctuations caused by changing fashions and changes in consumer preferences.

        Below is an overview of the various components of our business, including some of the important factors that affect each business and some of our strategies for growing each business.

UGG Brand Overview

        The UGG brand has become a well-known brand throughout the country as well as internationally. Over the past several years, our UGG brand has received increased media exposure including increased print media in national ads and cooperative advertising with our customers, which has contributed to broader public awareness of the UGG brand and significantly increased demand for the collection. We believe that the increased media focus and demand for UGG products were driven by the following:

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

        We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy we have increased our product offering, including a growing spring line, an expanded men's line, as well as a fall line that consists of a range of luxurious collections for both genders. These collections include: new fashion collections, a variety of casual comfort collections, and cold weather offerings, as well as our Classic, Ultra, Ultimate and Slippers collections.

        For the year ended December 31, 2008, the UGG brand's wholesale net sales increased 65.7%, and the UGG brand's net sales including wholesale, eCommerce and retail store sales increased by approximately 67.5%, compared to the same period in 2007. We cannot assure investors that UGG brand sales will continue to grow at their recent pace or that revenue from UGG products will not at some point decline.

Teva Brand Overview

        We continue to see a significant shift in consumer preferences and lifestyles to include more outdoor recreational activities. Because of our long history with outdoor footwear, as well as our continued commitment to performance and lifestyle product innovation, the Teva brand has remained popular with outdoor athletes and enthusiasts, and is poised to capture new outdoor consumers entering the market. Our spring and fall 2009 product lines include a mix of core performance product evolutions and new lifestyle product introductions. Beginning with the introduction of our first fully complete closed-toe footwear collection in fall 2008, we have begun to reduce our reliance on sandal sales and optimal spring weather.

        We intend to continue to explore opportunities to broaden the Teva brand's distribution with quality, image-enhancing retailers both within and beyond the core outdoor specialty and sporting goods channels. Through effective channel management and product line segmentation, we plan to expand into new distribution channels without diluting our outdoor heritage and our appeal to outdoor enthusiasts. Through appropriate channel product line expansion, we plan to broaden our product offerings to meet the performance and lifestyle needs of today's outdoor consumer. However, we cannot assure investors that these efforts will be successful.

        Because impairment indicators arose, we conducted an interim impairment evaluation of the Teva goodwill and trademarks as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008. In addition, we conducted our annual impairment test as of December 31, 2008 and concluded that the fair values of both the Teva trademarks and goodwill were lower than their respective carrying amounts. Therefore, we recognized an additional impairment loss of $5,500 on the Teva trademarks and $11,929 on the Teva goodwill, which was the entire balance of our Teva goodwill, in the fourth quarter of 2008. The total impairment loss for 2008 is included as a separate line item in our consolidated statement of operations for the year ended December 31, 2008. For further discussion on the impairment evaluation, see "Results of Operations — Impairment loss" and "— Critical Accounting Policies and Estimates" below.

Simple Brand Overview

        The Simple brand is committed to innovation and bringing sustainable products to the market, growing the brand's business while at the same time bringing environmental awareness and creating meaningful, environmentally friendly products for a global market. The Simple brand is a leader in sustainable footwear and accessories. We feel that how we make Simple products is just as important as why we make them. That means our goal is to find more sustainable and innovative ways of doing business. We are committed to our goal of making Simple products 100% sustainable, thus minimizing the ecological footprint left on the planet. Green Toe®, a collection of sustainable footwear, represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes.

        The progress in Green Toe has influenced the rest of the Simple product line, which has led to the development of additional product platforms, including ecoSNEAKS® and Planet Walkers®. These product collections also use sustainable materials such as water-based cements, organic cotton, British Leather Consortium (BLC) and International Standards Organization (ISO) 14001 leathers, hemp, and outsoles made from recycled car tires. We promote our Simple brand by emphasizing that we make fun, casual, comfortable and sustainable footwear. Our goal is to create a dialogue with the consumer through all communication vehicles and to show people that sustainability is an emerging lifestyle for everyone, not just environmentally conscious individuals. Our print advertising campaigns include national publications and alternative weekly publications in select cities around the world. Our online advertising campaign reaches consumers through websites that focus on sustainability as well as popular culture. Additionally, we sponsor environmental-themed concerts, film festivals and green expos to showcase and tell the sustainable lifestyle brand story.

        For the year ended December 31, 2008, wholesale net sales of Simple products increased by approximately 24.6%, and net sales of Simple products including wholesale, eCommerce and retail store sales increased by approximately 27.4%, compared to the same period in 2007. We expect Simple brand growth including wholesale, eCommerce and retail store sales, to be higher year over year in 2009 compared to 2008.

TSUBO Brand Overview

        In May 2008, we acquired 100% of the ownership interest of TSUBO, LLC ("TSUBO"). TSUBO, meaning pressure point in Japanese, was a company co-founded by a British designer in 1998. The TSUBO brand was marketed as a high-end casual footwear company with products for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort.

        TSUBO has a rich heritage with consumers in major cities around the world. TSUBO consumers appreciate design, pay attention to detail, and will not sacrifice comfort. We intend to build on this heritage, positioning TSUBO as the premium footwear solution for people in the city, providing all day comfort, style and quality. TSUBO strives to become well known in the most important style, design, architecture, art and fashion centers around the world. We will continue to create product addressing consumers unique needs, all-day comfort, innovative style and superior quality. At the same time, we will market to TSUBO consumers where they live, emphasizing regional advertising and in-market grass roots, product placement and public relations efforts.

        We believe that the TSUBO brand represents an ideal complement to our portfolio of lifestyle brands. The TSUBO brand's target consumer, product selection, industry niche and relative under-penetration in the marketplace make it a good fit for our business model. In addition, the TSUBO brand's commitment to quality distribution and its unique performance comfort platform allow us to develop a compelling brand story for the global marketplace. We intend to leverage our existing design, marketing and distribution capabilities to grow the TSUBO brand into a meaningful business over the next few years, consistent with our mission to build niche brands into global market leaders. Nevertheless, we cannot assure investors that our efforts will be successful.

        We conducted our annual impairment evaluation of the TSUBO goodwill and other intangible assets using market value approaches and valuation techniques as of December 31, 2008. We concluded that the fair value of the TSUBO trademarks was not impaired, but due to the decline in our market capitalization, as discussed above, we concluded that the fair value of our TSUBO reporting unit was below its carrying amount. Therefore, we recognized an impairment loss in the fourth quarter of 2008 of $3,496 on the TSUBO goodwill, which was the entire balance of our TSUBO goodwill. The total impairment loss for 2008 is included as a separate line item in our consolidated statement of operations for the year ended December 31, 2008. See Note 11, "Goodwill and Other Intangible Assets," to the consolidated financial statements.

eCommerce Overview

        Our eCommerce business, which sells all of our brands, enables us to meet the growing demand for these products, to sell the products at retail prices and to provide us with significant incremental operating income. The eCommerce business enables us to interact and reinforce our relationships with the consumer. Our Teva and UGG Australia websites both won BizRate's Circle of Excellence Platinum Awards for both 2007 and 2008. The award recognizes online retailers with top customer satisfaction ratings. In recent years, our eCommerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers have continued to increase usage of the internet for footwear and other purchases. Net sales of the eCommerce business increased 51.2% in the year ended December 31, 2008, compared to the same period in 2007. As our annual baseline of eCommerce sales increases, we do not expect this growth rate to continue.

        Managing our eCommerce business requires us to focus on the latest trends and techniques for web design, to generating internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes. We plan to continue to grow our internet business through improved website features and performance, increased marketing and international websites. Overall, our eCommerce business benefits from the strength of our brands and, as we grow our brands over time, we expect this division to continue to be an important segment of our business. Nevertheless, we cannot assure investors that eCommerce sales will continue to grow at their recent pace or that revenue from our eCommerce business will not at some point decline.

Retail Stores Overview

        Based upon the success of our existing UGG Australia concept stores in Chicago and the SoHo area of New York City, we opened our first West Coast UGG Australia concept store in August 2008 in San Francisco near Union Square. In November 2008, we opened our second New York City UGG Australia concept store near Lincoln Square as well as our sixth retail outlet store in New Jersey.

        During 2008, we opened our first Company-owned stores internationally. In the United Kingdom, we opened two UGG Australia concept stores, the first in the new Westfield Mall in White City in October and the second in Covent Garden in London in November.

        In July 2008, we entered into a joint venture agreement with an affiliate of Stella International Holdings Limited ("Stella International") for the opening of retail stores and wholesale distribution for the UGG brand in China. Under this agreement, we opened our first UGG Australia concept store in Beijing in December. The joint venture is owned 51% by Deckers and 49% by Stella International. The total initial investment in the joint venture was $1,000 contributed by both parties in proportion to their respective ownership in the joint venture. The estimated total investment by Deckers and Stella International, including contributed capital and loans, for the joint venture is expected to be approximately $5,000.

        Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and provide us with incremental annual operating income. In addition, our UGG Australia concept stores allow us to showcase our entire line, where a retailer may not carry the whole line. Net sales of the retail store business increased 109.2% in the year ended December 31, 2008, compared to the same period in 2007. We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate. For those stores that were open during the full year of 2007 and 2008, same store sales grew by 32.7%. Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

  Seasonality

        Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters, and the highest percentage of Teva brand net sales occurring in the first and second quarters of each year. To date, the Simple brand has not had a seasonal impact on the Company. Similarly, we do not expect the TSUBO brand to have a seasonal impact.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$72,575	$52,730	$129,381	$194,243
Income from operations	$15,072	$2,864	$30,660	$56,957

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$97,535	$91,116	$197,288	$303,506
Income (loss) from operations*	$17,060	$(6,944)	$43,081	$63,722

*
Included in income (loss) from operations in the second quarter of 2008 is a $14,900 impairment loss on our Teva trademarks. Included in the fourth quarter of 2008 is a $20,925 impairment loss on our Teva trademarks, Teva goodwill, and TSUBO goodwill.

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

Results of Operations

        The following table sets forth certain operating data for the periods indicated.

	Years Ended December 31,
	2006	2007	2008
Net sales by location:
U.S.	$266,092	$386,593	$581,512
International	38,331	62,336	107,933

Total	$304,423	$448,929	$689,445

Net sales by product line and eCommerce and
retail store business:
UGG:
Wholesale	$182,369	$291,908	$483,781
eCommerce	22,640	37,880	60,642
Retail store	6,452	17,766	37,558

Total	211,461	347,554	581,981

Teva:
Wholesale	75,283	82,003	80,882
eCommerce	5,070	5,630	5,219
Retail store	148	260	417

Total	80,501	87,893	86,518

Simple:
Wholesale	10,903	11,163	13,909
eCommerce	1,176	1,963	2,786
Retail store	382	356	480

Total	12,461	13,482	17,175

TSUBO:
Wholesale	—	—	3,649
eCommerce	—	—	122

Total	—	—	3,771

Total	$304,423	$448,929	$689,445

Income (loss) from operations by product line and eCommerce and retail store business:
UGG wholesale	$72,908	$119,193	$187,824
Teva wholesale(1)	3,829	21,121	(18,688)
Simple wholesale	(2,472)	(2,077)	(2,262)
TSUBO wholesale(2)	—	—	(4,842)
eCommerce	8,774	14,502	22,364
Retail store	1,180	3,194	6,649
Unallocated overhead costs	(32,777)	(50,380)	(74,126)

Total	$51,442	$105,553	$116,919

(1)
Included in Teva income from operations in 2006 is an impairment loss of $15,300. Included in Teva loss from operations in 2008 is an impairment loss totaling $32,329 (see Impairment loss discussion below).

(2)
Included in TSUBO loss from operations in 2008 is an impairment loss of $3,496 (see Impairment loss discussion below).

        The following table shows certain operating data as a percentage of net sales and the increase (decrease) in each item of operating data.

				Percent Increase (Decrease)
	Years Ended December 31,
				2006 to 2007	2007 to 2008
	2006	2007	2008
Net sales	100.0%	100.0%	100.0%	47.5%	53.6%
Cost of sales	53.8	53.8	55.7	47.5	59.1

Gross profit	46.2	46.2	44.3	47.4	47.2
Selling, general and administrative expenses	24.3	22.7	22.1	37.7	49.7
Impairment loss	5.0	—	5.2	*	*

Income from operations	16.9	23.5	17.0	105.2	10.8
Interest (income) expense and other, net	(0.6)	(1.0)	(0.5)	134.9	(20.1)

Income before income taxes and minority interest	17.5	24.5	17.5	106.3	9.5
Income taxes	7.5	9.7	6.8	91.7	6.9
Minority interest	—	—	—	—	*

Net income	10.1%	14.8%	10.7%	117.1	11.3

*
Calculation of percentage is not meaningful.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2008

        Overview.    In 2008, we had net sales of $689,445 and income from operations of $116,919 compared to net sales of $448,929 and income from operations of $105,553 in 2007. The increase in net sales was primarily due to higher UGG brand net sales. Income from operations increased primarily as a result of the increase in net sales, partially offset by a lower gross margin and higher selling, general and administrative expenses as well as impairment losses recognized during the second and fourth quarters of 2008. Also in May 2008, we acquired the ownership interests of TSUBO, LLC which had a loss from operations as discussed below.

        Net Sales.    Net sales increased by $240,516, or 53.6%, in 2008 compared to 2007 due primarily to:

  •
  increases in UGG brand sales worldwide,

  •
  an increase in the weighted-average wholesale selling price per pair, which increased 22.8% from $34.55 in 2007 to $42.41 in 2008, primarily from an increase in sales of UGG products, which carry higher average selling prices,

  •
  a 24.6% overall increase in the volume of footwear sold from 11.8 million pairs in 2007 to 14.7 million pairs in 2008,

  •
  the continued growth of our eCommerce business and expansion of our retail store business, and

  •
  an increase in full price sales, as we had fewer closeout sales as a percent of total sales, in 2008 compared to 2007.

        Net wholesale sales of UGG products increased by $191,873, or 65.7%, in 2008 compared to 2007 primarily due to an increase in the number of pairs sold as well as an increased weighted-average wholesale selling price per pair.

        Net wholesale sales of Teva products decreased by $1,121, or 1.4%, in 2008 compared to 2007. This decrease was primarily due to a decrease in the number of pairs sold, partially offset by an increase in the weighted-average wholesale selling price per pair.

        Net wholesale sales of Simple products increased by $2,746, or 24.6%, in 2008 compared to 2007. Simple's performance was driven primarily by an increase in the weighted-average wholesale selling price per pair as well as an increase in the number of pairs sold.

        Net wholesale sales of our TSUBO brand, which we acquired in May 2008, were $3,649 in 2008.

        Net sales of the eCommerce business increased by $23,296, or 51.2%, in 2008 compared to 2007, representing 10.1% of net sales in 2007 and 10.0% of net sales in 2008. In 2007, net sales of the eCommerce business included retail sales of UGG products of $37,880, Teva products of $5,630, and Simple products of $1,963. In 2008, net sales of the eCommerce business included retail sales of UGG products of $60,642, Teva products of $5,219, Simple products of $2,786, and TSUBO products of $122. The increase in net sales of the eCommerce business was driven by greater demand for our UGG products.

        Net sales of the retail store business increased by $20,073, or 109.2%, in 2008 compared to 2007, representing 4.1% of net sales in 2007 and 5.6% of net sales in 2008. In 2007, net sales of the retail store business included sales of UGG products of $17,766, Teva products of $260, and Simple products of $356. In 2008, net sales of the retail store business included sales of UGG products of $37,558, Teva products of $417, and Simple products of $480. The large increase in UGG brand sales is partially attributable to our five new UGG brand concept stores opened in 2008 and the additional stores that were not open for the full year of 2007. However, we cannot assure investors that retail store sales will continue to grow at their recent pace.

        International sales for all of our products increased by $45,597, or 73.1%, in 2008 compared to 2007, representing 13.9% of net sales in 2007 and 15.7% of net sales in 2008. The majority of the international sales growth was due to increases in UGG and Simple brand sales, as well as our retail stores that opened in 2008. The largest increase in international sales comes from our UGG brand sales, led by the European region.

        Gross Profit.    Gross profit increased by $97,847, or 47.2%, in 2008 compared to 2007. As a percentage of net sales, gross margin was 44.3% in 2008 versus 46.2% in 2007. The decline in our gross margin was primarily due to increased factory costs associated with our UGG brand, an increased percentage of international sales, which carry lower gross margins, and increased inventory write-offs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, increased by $50,656, or 49.7%, in 2008 compared to 2007. As a percentage of net sales, SG&A decreased from 22.7% in 2007 to 22.1% in 2008. The increase in SG&A in absolute dollars resulted from:

  •
  an increase in personnel costs, including additional stock compensation related to our long-term incentive plan,

  •
  additional costs related to our expanded distribution center,

  •
  higher sales and marketing variable costs related to the increase in sales and six new retail stores that were not open during the full year last year,

  •
  higher fixed selling costs related to new retail stores, including rent expenses,

  •
  increased legal costs due primarily to increased efforts to defend and protect our intellectual property,

  •
  an increase in our bad debt reserve due to higher credit risk in the current economic environment, and

  •
  our portion of the production costs for the documentary IMAX film, "Grand Canyon Adventure, River at Risk," which was sponsored by Teva and was released in IMAX theaters in March 2008.

        In 2009, we plan to invest in new marketing campaigns for our brands domestically and internationally, and therefore we expect SG&A to be higher as a percentage of sales compared to 2008.

        Impairment Loss.    We conducted our annual impairment evaluation of goodwill and nonamortizable intangible assets as of December 31, 2008 and 2007. We concluded that the fair value of our Teva trademarks and goodwill were below their respective carrying amounts. In addition, we concluded that the fair value of our TSUBO goodwill was also below its carrying amount. Therefore, we recognized an impairment loss in the fourth quarter of $5,500 on our Teva trademarks and $15,425 on our Teva and TSUBO goodwill. In addition to our annual impairment test, as of June 30, 2008, impairment indicators arose that the Teva goodwill and other intangible assets were possibly impaired. As a result, we conducted an interim impairment evaluation of the Teva goodwill and Teva trademarks. As of June 30, 2008, we concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008. As of December 31, 2007, we concluded there was no impairment of any of our goodwill and nonamortizable intangible assets. For further discussion of our impairment evaluations, refer to "Critical Accounting Policies and Estimates" below.

        Income from Operations.    Income from operations increased by $11,366, or 10.8%, in 2008 compared to 2007, representing 23.5% of sales in 2007 and 17.0% in 2008. This decrease in percent of sales was due primarily to the lower gross margin, higher selling, general and administrative expenses and the impairment loss during 2008, partially offset by the increase in net sales.

        Income from operations of the UGG brand at wholesale increased by $68,631, or 57.6%, in 2008 compared to 2007. The increase was primarily the result of the higher sales volumes, partially offset by lower gross margins and increased divisional sales expenses, marketing expenses, commissions, bad debt reserves, and research and development expenses.

        We had a loss from operations of the Teva brand at wholesale in 2008 compared to income from operations in 2007, a decline of $39,809, or 188.5%. This decline in performance was largely due to the impairment loss and was also caused by lower sales and gross margins as well as higher divisional expenses.

        Loss from operations of the Simple brand at wholesale increased by $185, or 8.9%, in 2008 compared to 2007. This slight decline in performance was primarily due to higher marketing, product design, and divisional sales expenses, partially offset by higher sales and gross margins due to an increase in the weighted-average wholesale selling price per pair.

        Loss from operations of the TSUBO brand was $4,842 for 2008. This includes an impairment loss of $3,496.

        Income from operations of our eCommerce business increased by $7,862, or 54.2%, in 2008 compared to 2007. This was primarily due to the increase in net sales, partially offset by lower gross margins and increased operating costs.

        Income from operations of our retail store business increased by $3,455, or 108.2%, in 2008 compared to 2007. This was primarily due to higher retail sales, partially offset by the higher operating costs associated with our new retail stores that were not open during the full year last year.

        Unallocated overhead costs increased by $23,746, or 47.1%, in 2008 compared to 2007. The increase resulted primarily from higher corporate payroll costs, including share-based compensation, additional costs related to our expanded distribution center, and increased legal costs related to defense and protection of our intellectual property.

        Other (Income) Expense.    Other (income) expense, net was $(3,583) in 2008 compared to $(4,486) in 2007. Interest income decreased by $1,665, or 34.3%, in 2008, compared to 2007. The decrease resulted primarily from a significant shift in the mix of our cash and cash equivalents and investment balances in 2008 versus 2007 to safer, more liquid, and lower yielding investments as well as lower market interest rates. Interest expense decreased by $910 primarily due to the reversal of interest expense related to income tax uncertainties due to settlements during 2008 that were previously accrued, and in 2007, we incurred interest expense related to certain tax matters in the Far East.

        Income Taxes.    In 2007, our effective income tax rate was 39.6% versus an effective income tax rate of 38.7% in 2008. The decrease in the effective tax rate was primarily due to an increase in the Company's international sales as a percentage of total worldwide sales. The Company's average international tax rate is significantly less than the Company's U.S. rate, and therefore a higher ratio of international sales and international pre-tax income decreases the Company's overall effective tax rate. This decrease was partially offset by approximately $6,531 of impairment losses in 2008 attributable to a foreign subsidiary that receives no tax benefit from the charge, as this subsidiary is in a tax free jurisdiction. For 2009, we expect a further reduction in our effective tax rate as a result of the completion of buy-in payments for our intellectual property rights, which were taxable in the U.S. at the higher tax rate. In 2007 and 2008, these buy-in payments resulted in an increase in the Company's U.S. pre-tax income and a decrease in the Company's international pre-tax income. The effective tax rate is subject to ongoing review and evaluation by management and can vary from year to year.

        Minority Interest.    Minority interest in our joint venture with Stella International, which was formed in July 2008, was $77 for 2008.

        Net Income.    Our net income increased $7,511, or 11.3%, primarily as a result of higher net sales and higher gross profit dollars in 2008, partially offset by higher SG&A and the impairment loss. Our earnings per diluted share increased 10.7% from $5.06 in 2007 to $5.60 in 2008 primarily as a result of the increase in net income. We do not expect these growth rates to continue.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

        Overview.    In 2007, we had net sales of $448,929 and income from operations of $105,553 compared to net sales of $304,423 and income from operations of $51,442 in 2006. These results were driven primarily by increased UGG sales, as well as by increased Teva and Simple sales. The increase in income from operations was primarily due to higher sales and gross profit compared to 2006, and also due to a $15,300 impairment loss on our Teva trademarks in 2006.

        Net Sales.    Net sales increased by $144,506, or 47.5%, in 2007 compared to 2006. The increase was due primarily to increases in UGG brand sales, and also from increases in Teva and Simple brand sales. Net sales increased in 2007 due primarily to:

  •
  an increase in the weighted-average wholesale selling price per pair, which increased 14.1% from $30.29 in 2006 to $34.55 in 2007, primarily from an increase in sales of UGG products, which carry higher average selling prices,

  •
  a 26.9% overall increase in the volume of footwear sold from 9.3 million pairs in 2006 to 11.8 million pairs in 2007,

  •
  the continued expansion of our eCommerce business and our retail store business, and

  •
  full price sales of UGG products increased in 2007 compared to 2006.

        Net wholesale sales of UGG products increased by $109,539, or 60.1%, in 2007 compared to 2006 due to increased sales of all categories, including boots, fashion, casuals, kids', slippers, sandals and cold weather footwear. The increased sales were due primarily to an increase in the volume of footwear sold.

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

        Net sales of the eCommerce business increased by $16,587, or 57.4%, in 2007 compared to 2006, representing 9.5% of net sales in 2006 and 10.1% of net sales in 2007. In 2006, net sales of the eCommerce business included retail sales of UGG products of $22,640 , Teva products of $5,070 and Simple products of $1,176. In 2007, net sales of the eCommerce business included retail sales of UGG brand of $37,880, Teva of $5,630 and Simple of $1,963. The increase in net sales of the eCommerce business was due to the greater demand for our products.

        Net sales of the retail store business increased by $11,400, or 163.3%, in 2007 compared to 2006, representing 2.3% of net sales in 2006 and 4.1% of net sales in 2007. In 2006, net sales of the retail store business included sales of UGG products of $6,452, Teva products of $148, and Simple products of $382. In 2007, net sales of the retail store business included sales of UGG products of $17,766, Teva products of $260, and Simple products of $356. The increase in net sales of the retail store business was due to the greater demand for our products as well as the two additional stores that we opened in 2007 and the additional stores that we opened in the second half of 2006.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, or SG&A, increased by $27,929, or 37.7%, in 2007 compared to 2006. As a percentage of net sales, SG&A decreased from 24.3% in 2006 to 22.7% in 2007. The increase in SG&A in absolute dollars was primarily due to increases in payroll, commissions, retail store and eCommerce expenses and warehouse expenses, as well as approximately $2,600 of expenses in 2007 related to the investigation and restatement of certain of our historical consolidated financial statements as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

        Impairment Loss.    We conducted our annual impairment evaluation of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques as of December 31, 2007 and 2006, and concluded that as of December 31, 2007, we had no impairment loss since the fair values of our reporting units and nonamortizable intangible assets were higher than the carrying amounts. However, as of December 31, 2006, the fair value of our Teva brand trademarks was lower than the carrying amount; therefore, we recognized an impairment loss of $15,300 on our Teva trademarks in the fourth quarter of 2006.

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

        Other Expense (Income).    Other expense (income), net was $(1,910) in 2006 compared to $(4,486) in 2007. In 2007, we had higher interest income from higher cash and cash equivalents and short-term investments balances and higher investment return rates than 2006. In addition, we had $461 and $(19) of interest and penalties in 2006 and 2007, respectively, related to underreporting of employee payroll expense and underpayment of certain tax obligations to authorities in China for one of the Company's foreign subsidiaries. During 2007, we accrued $578 of interest and penalties related to this matter; however, in the fourth quarter of 2007, we reversed $597 of penalties from 2007 and prior years that had previously been accrued, because authorities in China did not assess the related estimated penalties when a portion of the tax obligations were paid.

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

Off-Balance Sheet Arrangements

        We have several types of off-balance sheet arrangements. Most of these are contractual obligations and firm commitments and one is unrecognized tax benefits related to uncertain tax positions taken in our income tax return that would, if recognized, impact the effective tax rate. For a discussion of other off-balance sheet arrangements, see "Contractual Obligations" below.

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

        Our cash flow cycle includes the purchase of these inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. Given the seasonality of our Teva and UGG brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations is generally provided using our internal cash flows. If necessary, we may borrow funds under our revolving credit facility. During 2006, 2007, and 2008, we did not borrow funds under our revolving credit facility.

        Cash from Operating Activities.    Net cash provided by operating activities was $53,276 for the year ended December 31, 2008 compared to net cash provided by operating activities of $61,054 for the year ended December 31, 2007. The decrease in net cash provided by operating activities was primarily due to a greater increase in inventory and accounts receivable as well as a lower increase in accounts payable in 2008 compared to 2007. The lower increase in inventory was primarily due to higher anticipated UGG sales in the first quarter of 2009 compared to the first quarter of 2008. The larger increase in accounts receivable was primarily due to higher sales in the fourth quarter of 2008 compared to the same period in 2007. The lower increase in trade accounts payable was primarily due to timing of cash payments near the end of 2008 compared to 2007. These changes were partially offset by the higher net income excluding the impairment loss on intangible assets of $35,825 and the increase in long-term liabilities. The long-term liabilities are primarily attributable to deferred rent. Net working capital improved by $87,582 to $317,755 as of December 31, 2008 from $230,173 as of December 31, 2007, primarily as a result of the higher inventory and accounts receivable balances. The increase in working capital was partially offset by higher other accrued expenses, income taxes payable, and trade accounts payable. The changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.

        Cash from Investing Activities.    Net cash provided by investing activities was $66,716 in 2008 which was comprised primarily of net sales of short-term investments, partially offset by purchases of property and equipment and our acquisition of TSUBO, LLC. Our capital expenditures were primarily related to a new inventory pick module in our distribution center, leasehold improvements for new retail stores, and computer hardware and software. For the year ended December 31, 2007, net cash used in investing activities was $55,567, which was comprised primarily of the net purchases of short-term investments. In addition, we used $6,385 for capital expenditures, primarily related to the build-out of our new retail stores, the replacement and upgrading of certain computer equipment and additional warehouse equipment.

        Cash from Financing Activities.    In 2008, net cash provided by financing activities was $2,267, consisting of the excess tax benefits from shared-based compensation as well as the contribution from our new joint venture partner and cash received from the exercise of stock options, partially offset by cash paid for shares withheld for taxes. In 2007, net cash provided by financing activities was $14,840 consisting of the excess tax benefits from share-based compensation as well as cash received from the exercise of stock options. The amount of excess tax benefits decreased significantly from 2007 due to the exercise of fewer stock options during 2008.

        Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and trade accounts payable. At December 31, 2008, working capital was $317,755 including $176,804 of cash and cash equivalents and $17,976 of short-term investments. Trade accounts receivable increased by 49.7% to $108,129 at December 31, 2008 from $72,209 at December 31, 2007 primarily due to higher net sales in the latter part of 2008 compared to the latter part of 2007. Accounts receivable turnover increased to 8.9 times in the twelve months ended December 31, 2008 from 8.5 times in the twelve months ended December 31, 2007, primarily as a result of increased sales and faster collections in 2008 compared to 2007 due to the continued increased demand for UGG product in 2008, which encouraged retailers to pay their receivables balances faster in efforts to receive their upcoming deliveries more quickly.

        Inventories increased by $40,964, or 79.1%, at December 31, 2008 compared to December 31, 2007, reflecting a $40,425, $1,146 and $1,916 increase in UGG, Simple, and TSUBO brand inventory, respectively, and a $2,523 decrease in Teva brand inventory. Overall, inventory turnover decreased to 4.1 times for the year ended December 31, 2008 from 4.4 times for the year ended December 31, 2007, largely due to the slightly higher rate of increase on our average inventory than our sales during the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007. This was due to the expansion of our warehouse and our ability to hold more inventory for the coming seasons, as well as the increase in our landed costs compared to last year.

        Our revolving credit facility with Comerica Bank (the "Facility") provides for a maximum availability of $20,000. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (3.25% at December 31, 2008) or, at our option, at the London Interbank Offered Rate, or LIBOR, (0.44% at December 31, 2008) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010. At December 31, 2008, we had no outstanding borrowings under the Facility and outstanding letters of credit of $154. As a result, $19,846 was available under the Facility at December 31, 2008.

        The agreements underlying the Facility contain certain financial covenants, currently including a limitation on aggregate annual lease payments of $15,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter, a limitation on annual consolidated capital expenditures of $28,000, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004, plus 75% of consolidated net profit on a cumulative basis, and a requirement that our consolidated total liabilities to consolidated effective tangible net worth ratio be greater than 1.50:1.00. The agreements also contain a prohibition on the payment of dividends. Due to the impairment loss and resulting loss from operations in the second quarter, we were in default because we had less than $1,000 of net income for the three months ended June 30, 2008. We agreed with Comerica Bank to execute a waiver through June 30, 2008 of this technical default. At December 31, 2008, we were in compliance with all covenants and remain so as of the date of this report.

        As of December 31, 2008, we had no material commitments for future capital expenditures, but we estimate that the capital expenditures for 2009 will range from approximately $19,000 to $21,000 and anticipate those will include the build-out of international and corporate offices, miscellaneous computer hardware and software, and the build-out of new retail stores. The actual amount of capital expenditures for 2009 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

        Contractual Obligations.    The following table summarizes our contractual obligations at December 31, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$69,098	$11,094	$22,437	$15,643	$19,924
Purchase obligations	99,852	98,668	859	325	—
Other long-term liabilities reflected on our balance sheet under GAAP	4,214	367	747	492	2,608
Unrecognized tax benefits	2,085	—	2,085	—	—

Total	$175,249	$110,129	$26,128	$16,460	$22,532

        Our operating lease obligations consist primarily of building leases for our corporate and regional offices, distribution centers, and retail locations. Our purchase obligations consist largely of purchase orders, as well as promotional expenses and service contracts. Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year. These are outstanding open orders and not minimum obligations; we had no minimum purchase requirement with any of our factories as of December 31, 2008. Our promotional expenditures and service contracts are due periodically through 2012. Total other long-term liabilities is $3,847 and the short-term portion of these long-term liabilities is $367, which consists primarily of deferred rents. The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized.

        In addition to the amounts in the table above, we have entered into other off-balance sheet arrangements. We agreed to make loans to our joint venture with Stella International, should the need arise. The estimated total loans by Deckers and Stella International is expected to be approximately $4,000 contributed by both parties in proportion to their respective ownership in the joint venture. We also have potential future earn-out payments relating to our May 2008 acquisition of TSUBO, LLC. The potential earn-out is based on the amount, if any, that sales of TSUBO products exceed certain base revenue levels for each year from 2008 to 2012. See Note 12 to the consolidated financial statements for further discussion. These amounts were excluded from the table above as the total payments were not known at the time of the acquisition since they are based on future revenue. At December 31, 2008, we did not accrue any earn-out payments for 2008.

        Subsequent to December 31, 2008, we entered into a contract requiring minimum purchase commitments of sheepskin of approximately $64,000 that Deckers' affiliates, manufacturers, factories and other agents (each or collectively, a "Buyer") must make on or before December 31, 2010. This contract may result in an unconditional purchase obligation, if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, Deckers is required to purchase any remaining amounts on or before December 31, 2010. Our sheepskin purchases by third party factories supplying UGG product to us during 2007 and 2008 exceeded this minimum purchase commitment, and we expect such purchases will exceed these levels in 2009 and 2010. Therefore, we do not anticipate having to make any payments under this contractual arrangement, however we are not able to reasonably estimate when or if cash payments will occur. We believe this will not materially affect our liquidity or results of operations, as it is in the normal course of our business.

        We believe that internally generated funds, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit, and market volatility, among others. See Part I, Item 1A, "Risk Factors" for a discussion of additional factors that may affect our working capital position. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirement, we may seek to sell debt securities or additional equity securities or to obtain a new credit facility or draw on our existing Facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

        See Note 8, "Commitments and Contingencies," to the consolidated financial statements for a discussion of certain tax obligations to authorities in China for one of the Company's foreign subsidiaries.

Impact of Inflation

        We believe that the rates of inflation in the three most recent fiscal years have not had a significant impact on our net sales or profitability.

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

        Allowance for Doubtful Accounts.    We provide a reserve against trade accounts receivable for estimated losses that may result from customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts. Reserves have been established for all probable losses of this nature. The gross trade accounts receivable balance was $118,835 and the allowance for doubtful accounts was $2,482 at December 31, 2008, compared to gross trade accounts receivable of $80,564 and allowance for doubtful accounts of $379 at December 31, 2007. The increase in the allowance for doubtful accounts at December 31, 2008 compared to December 31, 2007 was primarily due to downgrading the collectability of several accounts due to current economic conditions, which increased the reserve percentage applied to those accounts. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at December 31, 2008 by approximately $670.

        Reserve for Sales Discounts.    A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts. The reserve for sales discounts was approximately $4,241, or 3.6% of gross accounts receivable, at December 31, 2008 and $3,218, or 4.0% of gross accounts receivable, at December 31, 2007. The slight decrease in the reserve as a percentage of gross accounts receivable was primarily due to a lower percentage of total outstanding customer balances being eligible for terms discounts. Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at December 31, 2008 by approximately $400.

        Allowance for Estimated Returns.    We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors. The allowance for returns was $2,335, or 2.0% of gross accounts receivable, at December 31, 2008 and $3,687, or 4.6% of gross accounts receivable, at December 31, 2007. The decrease in the allowance was primarily due to a change in classification of the reserve for consumer direct returns. At December 31, 2007, we included these reserves in net accounts receivable, but in 2008, we reclassified the consumer direct returns to other accrued expenses within current liabilities, as the related businesses do not carry accounts receivable. In addition, the decrease in our wholesale reserve for returns was due to a reduction in the timing estimate for damaged product returns. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at December 31, 2008 by approximately $2,700.

        Allowance for Estimated Chargebacks.    When our customers pay their invoices, they often take deductions for chargebacks against their invoices, which we seldom recover. Therefore, we record an allowance for the balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances. This estimate is based on historical trends of the timing of chargebacks taken against invoices. The allowance for chargebacks was $1,648 at December 31, 2008 and $1,071 at December 31, 2007. The increase in the allowance was primarily due to the increase of trade accounts receivable at December 31, 2008 compared to December 31, 2007.

        Inventory Write-Downs.    Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At December 31, 2008, inventories were stated at $92,740, net of inventory write-downs of $3,680. At December 31, 2007, inventories were stated at $51,776, net of inventory write-downs of $2,029. The slight increase in inventory write-downs at December 31, 2008 compared to December 31, 2007 was primarily due to new inventory write-downs during 2008, primarily in our Teva and Simple brand inventories. This was partially offset by the sale of inventory that had been previously written down at December 31, 2007. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at December 31, 2008 by approximately $440.

        Valuation of Goodwill, Intangible and Other Long-Lived Assets.    Annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the impairment of goodwill, intangible and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying amount of these assets individually. We test goodwill and nonamortizable intangible assets for impairment on an annual basis based on the fair value of the reporting unit for goodwill and the fair value of the assets for nonamortizable intangibles compared to their respective carrying value. We consider other long-lived assets to be impaired if we determine that the carrying value may not be recoverable. Among other considerations, we consider the following factors:

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

        On December 31, 2007, we performed our annual impairment test of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques and determined that there was no impairment of goodwill or intangible assets as of December 31, 2007. As of June 30, 2008, our inability to reach our 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other intangible assets were possibly impaired. As a result, we conducted an interim impairment evaluation of the Teva goodwill and other intangible assets as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 in the second quarter on the Teva trademarks. As of December 31, 2008, due in part to the continued decline in the economy in the second half of 2008, we reduced our long-term Teva brand sales forecast. In addition, as of December 31, 2008, we experienced a significant decline in our market capitalization due to declines in market multiples. As a result of the reduced sales forecast and the decline in market capitalization, we concluded that the fair value of our Teva trademarks and Teva goodwill were below their respective carrying amounts. Further, due to the decline in our market capitalization, we concluded that the fair value of our TSUBO goodwill was also below its carrying amount. Therefore, we recognized an impairment loss in the fourth quarter of $5,500 on our Teva trademarks and $15,425 on our goodwill, which was the entire balance of both our Teva and TSUBO goodwill. The impairment loss is reflected in our consolidated statement of operations for the year ended December 31, 2008.

        The annual impairment testing date is still December 31 of each year; however, management will perform an interim test of recoverability should facts and circumstances warrant. Such facts and circumstances could include further deterioration of general economic conditions or the retail environment, customers reducing orders in response to such conditions and increased competition. These or other factors could result in impairment of our remaining goodwill and other intangible assets. Our use of different estimates (including estimated royalty rates, discount rates, market multiples, and future revenues, among others) and assumptions could produce different financial results. After all impairment charges recorded during 2008, the remaining balances of goodwill and nonamortizable intangibles by brand are as follows:

	As of December 31, 2008
	UGG	Teva	TSUBO	Total
Trademarks	$152	$15,300	$1,970	$17,422
Goodwill	6,101	—	—	6,101

Total nonamortizable intangibles	$6,253	$15,300	$1,970	$23,523

        Share-based Compensation Expense.    Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) requires that share-based payment transactions with employees be accounted for using the fair value method and expensed ratably over the vesting period of the award. Share-based compensation expense is based on the fair values of all share-based awards as of the grant date. Determining the expense of share-based awards at the grant date requires judgment, including estimating the percentage of awards that will be forfeited, probabilities of meeting criteria for performance-based awards, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, share-based compensation expense and our results of operations could be materially impacted.

Recent Accounting Pronouncements

        On January 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements," (SFAS 157) for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The adoption of this Statement did not have a material effect on our consolidated financial statements. FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157" delays the effective date of SFAS 157 only as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. In accordance with FSP FAS 157-2, we have not applied SFAS 157 to our nonfinancial assets and liabilities, mainly intangible assets and property and equipment. On January 1, 2009, we will be required to apply the provisions of SFAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are in the process of evaluating the impact, if any, of applying these provisions on our financial statements.

        In December 2007, the FASB issued Statement No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at full fair value. SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. SFAS 141R is effective for us beginning January 1, 2009, and will be applied prospectively to any new business combinations.

        In December 2007, the FASB issued Statement No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (referred to as minority interests prior to SFAS 160) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for us beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including our current minority interest and any others that arose before that date.

        In March 2008, the FASB issued Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133." The objective of SFAS 161 is to improve the transparency of financial reporting by requiring additional disclosures about an entity's derivative and hedging activities. This Statement is effective for us beginning January 1, 2009, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We will apply this Statement prospectively to any derivative and hedging activities entered into on or after the effective date.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Derivative Instruments.    Although we have used foreign currency hedges in the past, we currently do not utilize forward contracts or other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, as the majority of our purchases and sales for the foreseeable future will be denominated in U.S. currency. As our international operations grow and we increase purchases and sales in foreign currencies, we will evaluate and utilize derivative instruments, as needed, to hedge our foreign currency exposures.

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

        Market Risk.    Our market risk exposure with respect to financial instruments is to changes in the prime rate in the U.S. and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At December 31, 2008, we had no outstanding borrowings under the revolving line of credit. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

        We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets and liabilities. We manage these risks by attempting to denominate contractual and other foreign arrangements in U.S. dollars and by maintaining a significant percentage of our liabilities in U.S. dollars. We do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. As of the date of this Annual Report on Form 10-K, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

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

        The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

(b)   Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company's internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting. The registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company's internal control over financial reporting. The Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

(c)   Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We have adopted a written code of ethics that applies to our principal executive officer, principal financial and accounting officer, controller and persons performing similar functions and is posted on our website at www.deckers.com. Our code of ethics is designed to meet the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly either on a report on Form 8-K or on our website at www.deckers.com.

        All additional information required by this item, including information relating to Directors and Executive Officers of the Registrant, is set forth in the Company's definitive proxy statement relating to the Registrant's 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information relating to Executive Compensation is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under "Proposal No. 1 — Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to Certain Relationships and Related Transactions is set forth under "Proposal No. 1 — Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Information relating to Principal Accountant Fees and Services is set forth under "Proposal No. 2 — Independent Registered Public Accounting Firm" in the Company's definitive proxy statement relating to the Registrant's 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

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
#10.5	Deckers Outdoor Corporation 1995 Employee Stock Purchase Plan. (Exhibit 4.4 to the Registrant's Registration Statement on Form S-8, File No. 33-96850 and incorporated by reference herein)
10.6	Amended Compensation Plan for Outside Members of the Board of Directors. (Exhibit 10.42 to the Registrant's Form 10-Q for the period ended September 30, 1996 and incorporated by reference herein)

Exhibit
10.7	Revolving Credit Agreement dated as of February 21, 2002 among Deckers Outdoor Corporation, UGG Holdings, Inc. and Comerica Bank — California. (Exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.)
10.8
Unsecured Subordinated Promissory Note dated November 25, 2002 between Mark Thatcher and Deckers Outdoor Corporation. (Exhibit 10.22 to the Registrant's Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.9
Note Purchase Agreement dated as of November 25, 2002 by and among Deckers Outdoor Corporation and The Peninsula Fund III Limited Partnership. (Exhibit 10.23 to the Registrant's Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.10
Amended and Restated Credit Agreement, dated as of November 25, 2002, by and among Deckers Outdoor Corporation, UGG Holdings Inc., and Comerica Bank-California. (Exhibit 10.24 to the Registrant's Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.11
Amendment Number One to Amended and Restated Revolving Credit Agreement dated April 29, 2003. (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.12
Amendment Number Two to Amended and Restated Revolving Credit Agreement dated June 27, 2003. (Exhibit 10.2 to the Registrant's Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.13	Amendment Number One to Senior Subordination Agreement dated April 29, 2003. (Exhibit 10.3 to the Registrant's Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).
10.14	Amendment Number Two to Senior Subordination Agreement dated June 27, 2003. (Exhibit 10.4 to the Registrant's Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.15
Amendment Number Three to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank — California dated as of August 6, 2003. (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein)
10.16
Amendment Number Four to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of November 13, 2003 (Exhibit 10.27 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.17
Amendment Number Three to Senior Subordination Agreement dated November 13, 2003 (Exhibit 10.28 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.18
Lease Agreement dated November 1, 2003 between Ampersand Aviation, LLC and Deckers Outdoor Corporation for office building at 495-A South Fairview Avenue, Goleta, California, 93117 (Exhibit 10.34 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)

Exhibit
10.19	Exclusive Independent Contractor Representation Agreement between Deckers Outdoor Corporation and BHPC Marketing, Inc. effective as of January 1, 2003 for representation of the Teva brand (Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.20
Amendment Number Five to Amended and Restated Credit Agreement between the Company and Comerica Bank- California dated as of February 28, 2005 (Exhibit 10.36 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
10.21
Lease Agreement dated September 15, 2004 between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
10.22
First Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated December 1, 2004 (Exhibit 10.38 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
#10.23	Employment Agreement between Deckers Outdoor Corporation and Angel R. Martinez (Exhibit 10.1 to the Registrant's Form 8-K filed on March 17, 2005 and incorporated by reference herein)
10.24
Amendment Number Six to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of June 14, 2005 (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 2005 and incorporated by reference herein)
10.25
Amendment Number Seven to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank dated as of September 6, 2005 (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein)
#10.26
Employment agreement effective as of March 6, 2006 between Zohar Ziv and Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant's Form 8-K filed on March 10, 2006 and incorporated by reference herein)
#10.27
Employment agreement effective as of March 20, 2006 between Peter Worley and Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant's Form 8-K filed on March 20, 2006 and incorporated by reference herein)
#10.28
Employment agreement effective as of January 1, 2006 between Constance X. Rishwain and Deckers Outdoor Corporation (Exhibit 10.2 to the Registrant's Form 8-K filed April 7, 2006 and incorporated by reference herein)
#10.29
Employment agreement effective as of January 1, 2006 between Colin Clark and Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant's Form 8-K filed on April 18, 2006 and incorporated by reference herein)
10.30
Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 21, 2006 in connection with its 2006 Annual Meeting of Stockholders)
10.31
Rule 10b5-1 Selling Plan dated August 2, 2006, between Douglas B. Otto Trust and RBC Dain Rauscher Inc. (Exhibit 10.1 to the Registrant's Form 8-K filed on August 8, 2006 and incorporated by reference herein)

Exhibit
10.32	Rule 10b5-1 Selling Plan dated August 2, 2006, between The Ty Dylan Bard Otto Trust and RBC Dain Rauscher Inc. (Exhibit 10.2 to the Registrant's Form 8-K filed on August 8, 2006 and incorporated by reference herein)
10.33
Rule 10b5-1 Selling Plan dated August 2, 2006, between The Tiffany Jade Otto Trust and RBC Dain Rauscher Inc. (Exhibit 10.3 to the Registrant's Form 8-K filed on August 8, 2006 and incorporated by reference herein)
10.34
Amendment Number Eight to Amended and Restated Credit Agreement between Deckers Outdoor Corporation and Comerica Bank dated as of September 5, 2006 (Exhibit 10.1 to the Registrant's Form 8-K filed on September 6, 2006 and incorporated by reference herein)
10.35
First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 9, 2007 in connection with its 2007 Annual Meeting of Stockholders)
#10.36	Form of Restricted Stock Unit Award Agreement (Level 1) Under 2006 Equity Incentive Plan (Exhibit 10.2 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.37	Form of Restricted Stock Unit Award Agreement (Level 2) Under 2006 Equity Incentive Plan (Exhibit 10.3 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.38	Form of Stock Appreciation Rights Award Agreement (Level 1) Under 2006 Equity Incentive Plan (Exhibit 10.4 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.39	Form of Stock Appreciation Rights Award Agreement (Level 2) Under 2006 Equity Incentive Plan (Exhibit 10.5 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
10.40
Amendment Number Nine to Amended and Restated Credit Agreement, dated as of June 4, 2007, among Deckers Outdoor Corporation and Comerica Bank (Exhibit 10.1 to the Registrant's Form 8-K filed on June 4, 2007 and incorporated by reference herein)
#10.41
Amendment dated December 19, 2007 to Senior Executive Employment Agreement between Deckers Outdoor Corporation and Zohar Ziv (Exhibit 10.1 to the Registrant's Form 8-K filed on December 19, 2007 and incorporated by reference herein)
#10.42
Form of Amendment dated February 28, 2008 to Senior Executive Employment Agreement with Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant's Form 8-K filed on March 4, 2008 and incorporated by reference herein)
#10.43
Senior Executive Employment Agreement dated April 24, 2008 between Deckers Outdoor Corporation and Thomas R. Hillebrandt (Exhibit 10.1 to the Registrant's Form 8-K filed on April 24, 2008 and incorporated by reference herein)
#10.44	Form of Indemnification Agreement (Exhibit 10.1 to the Registrant's Form 8-K filed on June 2, 2008 and incorporated by reference herein)
10.45
Waiver and Amendment No. 10 dated June 30, 2008 to Amended and Restated Credit Agreement between Deckers Outdoor Corporation and Comerica Bank (Exhibit 10.1 to the Registrant's Form 8-K filed on July 3, 2008 and incorporated by reference herein)

Exhibit
#10.46	Form of Amendment dated August 6, 2008 to Senior Executive Employment Agreement with Deckers Outdoor Corporation for Constance Rishwain, Colin Clark, Peter Worley and Thomas Hillebrandt (Exhibit 10.1 to the Registrant's Form 8-K filed on August 11, 2008 and incorporated by reference herein)
#10.47
Amendment dated August 6, 2008 to Senior Executive Employment Agreement with Deckers Outdoor Corporation for Angel Martinez (Exhibit 10.2 to the Registrant's Form 8-K filed on August 11, 2008 and incorporated by reference herein)
#10.48
Amendment dated August 6, 2008 to Senior Executive Employment Agreement with Deckers Outdoor Corporation for Zohar Ziv (Exhibit 10.3 to the Registrant's Form 8-K filed on August 11, 2008 and incorporated by reference herein)
*#10.49	Deckers Outdoor Corporation Deferred Stock Unit Compensation Plan, a Sub Plan under the Deckers Outdoor Corporation 2006 Equity Incentive Plan, adopted by the Board of Directors on December 12, 2008
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

Date: March 2, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ANGEL R. MARTINEZ Angel R. Martinez	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2009
/s/ THOMAS R. HILLEBRANDT Thomas R. Hillebrandt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009
/s/ KARYN O. BARSA Karyn O. Barsa	Director	March 2, 2009
/s/ MAUREEN CONNERS Maureen Conners	Director	March 2, 2009
/s/ JOHN M. GIBBONS John M. Gibbons	Director	March 2, 2009
/s/ REX A. LICKLIDER Rex A. Licklider	Director	March 2, 2009
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 2, 2009

/s/ JOHN G. PERENCHIO John G. Perenchio	Director	March 2, 2009
/s/ TORE STEEN Tore Steen	Director	March 2, 2009

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As described in notes 1 and 6 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. As described in note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No.157, Fair Value Measurements, for fair value measurements of all financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Deckers Outdoor Corporation:

        We have audited Deckers Outdoor Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and the related consolidated financial statement schedule, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
March 2, 2009

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$54,525	$176,804
Restricted cash	250	300
Short-term investments	113,567	17,976
Trade accounts receivable, net of allowances of $8,355 and $10,706 in 2007 and 2008, respectively	72,209	108,129
Inventories	51,776	92,740
Prepaid expenses and other current assets	3,276	3,691
Deferred tax assets	5,964	13,324

Total current assets	301,567	412,964
Restricted cash	1,000	700
Property and equipment, at cost, net	10,579	28,318
Trademarks	35,852	17,422
Goodwill	18,030	6,101
Other intangible assets, net	249	511
Deferred tax assets	2,682	17,447
Other assets	73	258

Total assets	$370,032	$483,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$36,221	$42,960
Accrued payroll	12,170	14,996
Other accrued expenses	5,459	12,676
Income taxes payable	17,544	24,577

Total current liabilities	71,394	95,209

Long-term liabilities	—	3,847
Commitments and contingencies (note 8)
Minority interest	—	413
Stockholders' equity:
Common stock, $0.01 par value; authorized 20,000 shares; issued and outstanding 13,004 and 13,089 shares for 2007 and 2008, respectively	130	131
Additional paid-in capital	103,659	115,214
Retained earnings	194,567	268,515
Accumulated other comprehensive income	282	392

Total stockholders' equity	298,638	384,252

Total liabilities and stockholders' equity	$370,032	$483,721

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended December 31,
	2006	2007	2008
Net sales	$304,423	$448,929	$689,445
Cost of sales	163,692	241,458	384,127

Gross profit	140,731	207,471	305,318
Selling, general and administrative expenses	73,989	101,918	152,574
Impairment loss	15,300	—	35,825

Income from operations	51,442	105,553	116,919
Other (income) expense, net:
Interest income	(2,432)	(4,855)	(3,190)
Interest expense	350	768	(142)
Other, net	172	(399)	(251)

	(1,910)	(4,486)	(3,583)

Income before income taxes and minority interest	53,352	110,039	120,502
Income taxes	22,743	43,602	46,631
Minority interest	—	—	(77)

Net income	$30,609	$66,437	$73,948

Net income per share:
Basic	$2.45	$5.18	$5.67
Diluted	$2.38	$5.06	$5.60
Weighted-average common shares:
Basic	12,519	12,835	13,042
Diluted	12,882	13,129	13,195

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(amounts in thousands)

	Years Ended December 31, 2006, 2007 and 2008
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance at December 31, 2005	12,432	$124	$76,788	$97,521	$207	$174,640
Share-based compensation expense	8	—	2,079	—	—	2,079
Stock issued under the employee stock purchase plan	8	—	169	—	—	169
Exercise of stock options	140	2	1,170	—	—	1,172
Excess tax benefit attributable to stock options	—	—	1,555	—	—	1,555
Net income	—	—	—	30,609	—	30,609	$30,609
Foreign currency translation adjustment	—	—	—	—	94	94	94
Unrealized gain on short-term investments	—	—	—	—	92	92	92

Total comprehensive income				—			$30,795

Balance at December 31, 2006	12,588	126	81,761	128,130	393	210,410

Share-based compensation expense	10	—	6,554	—	—	6,554
Exercise of stock options	406	4	2,274	—	—	2,278
Excess tax benefit attributable to stock options	—	—	13,070	—	—	13,070
Net income	—	—	—	66,437	—	66,437	$66,437
Foreign currency translation adjustment	—	—	—	—	92	92	92
Unrealized loss on short-term investments	—	—	—	—	(203)	(203)	(203)

Total comprehensive income							$66,326

Balance at December 31, 2007	13,004	130	103,659	194,567	282	298,638

Share-based compensation expense	11	1	10,192	—	—	10,193
Exercise of stock options	36	—	404	—	—	404
Shares issued upon vesting	38	—	—	—	—	—
Excess tax benefit attributable to stock options	—	—	2,989	—	—	2,989
Shares withheld for taxes	—	—	(2,030)	—	—	(2,030)
Net income	—	—	—	73,948	—	73,948	$73,948
Foreign currency translation adjustment	—	—	—	—	(47)	(47)	(47)
Unrealized gain on short-term investments	—	—	—	—	157	157	157

Total comprehensive income							$74,058

Balance at December 31, 2008	13,089	$131	$115,214	$268,515	$392	$384,252

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income	$30,609	$66,437	$73,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,082	3,516	6,008
(Recovery of) provision for doubtful accounts, net	(1,013)	(113)	2,233
Write-down of inventory	3,543	3,367	4,785
Gain on sale of short-term investments	—	—	(4)
Gain on disposal of property and equipment	(8)	(14)	(13)
Impairment loss	15,300	—	35,825
Deferred tax provision	(2,827)	(3,933)	(22,125)
Share-based compensation	2,079	6,554	10,193
Minority interest	—	—	(77)
Changes in operating assets and liabilities:
Restricted cash	—	(1,250)	250
Trade accounts receivable	(8,875)	(22,525)	(38,153)
Inventories	(2,544)	(22,768)	(45,749)
Prepaid expenses and other current assets	(835)	(674)	(415)
Other assets	(2)	(19)	(185)
Trade accounts payable	6,547	15,168	6,739
Accrued expenses	3,112	6,817	9,049
Income taxes payable	330	10,491	7,120
Long-term liabilities	—	—	3,847

Net cash provided by operating activities	48,498	61,054	53,276

Cash flows from investing activities:
Purchases of short-term investments	(146,689)	(225,371)	(204,179)
Proceeds from sales of short-term investments	84,644	176,135	299,049
Purchases of property and equipment	(5,543)	(6,385)	(22,337)
Proceeds from sales of property and equipment	42	54	119
Acquisition of TSUBO, LLC	—	—	(5,936)

Net cash (used in) provided by investing activities	(67,546)	(55,567)	66,716

Cash flows from financing activities:
Excess tax benefits from share-based compensation	1,280	12,562	2,900
Cash received from issuances of common stock	1,341	2,278	404
Cash paid for shares withheld for taxes	—	—	(1,527)
Contribution from minority interest holder of consolidated entity	—	—	490

Net cash provided by financing activities	2,621	14,840	2,267

Effect of exchange rates on cash	(67)	(57)	20

Net change in cash and cash equivalents	(16,494)	20,270	122,279
Cash and cash equivalents at beginning of year	50,749	34,255	54,525

Cash and cash equivalents at end of year	$34,255	$54,525	$176,804

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$23,972	$24,293	$58,741
Interest	$—	$9	$563
Non-cash investing activity:
Accruals for purchases of property and equipment	$—	$—	$186
Non-cash financing activity:
Accruals for shares withheld for taxes	$—	$—	$503

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) The Company and Summary of Significant Accounting Policies

  The Company and Basis of Presentation

        The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its wholly-owned subsidiaries and majority-owned subsidiary (collectively referred to as the "Company"). Accordingly, all references herein to "Deckers Outdoor Corporation" or "Deckers" include the consolidated results of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        In July 2008, the Company entered into a joint venture agreement with an affiliate of Stella International Holdings Limited ("Stella International") for the opening of retail stores and wholesale distribution for the UGG brand in China. Under this agreement, the Company opened its first UGG Australia concept store in Beijing in November. The joint venture is owned 51% by Deckers and 49% by Stella International. The total initial investment in the joint venture was $1 million contributed by both parties in proportion to their respective ownership in the joint venture. The estimated total investment by Deckers and Stella International, including contributed capital and loans, for the joint venture is expected to be approximately $5 million. Stella International is also one of the Company's major manufacturers in China.

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

  Accounting for Long-Lived Assets

        In accordance with Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. Intangible assets subject to amortization are amortized over their respective estimated useful lives to their estimated residual values. The Company uses the straight-line method for depreciation and amortization

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

of long-lived assets, because the Company cannot reliably determine the pattern in which the economic benefits of the assets will be consumed.

  Goodwill and Other Intangible Assets

        Intangible assets consist primarily of goodwill, trademarks, and distributor relationships arising from the application of purchase accounting. Intangible assets with estimable useful lives are amortized and reviewed for impairment in accordance with SFAS 144. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, as of December 31 of each year, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and the fair values of the intangible assets with indefinite lives.

        The assessment of goodwill impairment involves valuing the Company's reporting units that carry goodwill. Currently, the Company's reporting units are the same as the Company's operating segments. The first step is a comparison of the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, the goodwill is not impaired. If the fair value of the reporting unit is below the carrying amount, then a second step is performed to measure the amount of the impairment, if any.

        The Company also evaluates the fair values of other intangible assets with indefinite useful lives in relation to the carrying values. If the fair value of the indefinite life intangible exceeds its carrying amount, no impairment charge will be recognized. If the fair value of the indefinite life intangible is less than the carrying amount, the Company will record an impairment charge to write-down the intangible asset to its fair value.

        Determining fair value of goodwill and other intangible assets is highly subjective and requires the use of estimates and assumptions. The Company uses estimates including estimated future revenues, royalty rates, discount rates, and market multiples, among others. The Company also considers the following factors:

  •
  the assets' ability to continue to generate income from operations and positive cash flow in future periods;

  •
  any changes in legal ownership of rights to the assets;

  •
  changes in consumer demand or acceptance of the related brand names, products or features associated with the assets; and

  •
  other considerations that could affect fair value or otherwise indicate potential impairment.

        In addition, facts and circumstances could change, including further deterioration of general economic conditions or the retail environment, customers reducing orders in response to such conditions and increased competition. These or other factors could result in changes to the calculation of fair value which could result in further impairment of the Company's remaining goodwill and other intangible assets. Changes in any one or more of these estimates and assumptions could produce different financial results.

  Depreciation and Amortization

        Depreciation of property and equipment is calculated using the straight-line method based on estimated useful lives ranging from two to seven years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

  Fair Value of Financial Instruments

        The fair values of the Company's cash and cash equivalents, restricted cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments. The fair values of the Company's long-term liabilities, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

  Stock Compensation

        The Company accounts for share-based compensation in accordance with SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R). Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the percentage of awards that will be forfeited, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, share-based compensation expense and the Company's results of operations could be materially impacted.

  Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, net sales, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns, chargebacks and discounts, share-based compensation, impairment assessments and charges, recoverability of deferred tax assets, depreciation and amortization, asset retirement obligations, income tax and litigation contingency reserves, fair value of financial instruments, fair value of acquired intangibles, assets and liabilities. Actual results could differ materially from these estimates.

  Research and Development Costs

        In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all research and development costs are expensed as incurred. Such costs amounted to $2,506, $2,916 and $5,619 in 2006, 2007 and 2008, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

  Advertising, Marketing, and Promotion Costs

        Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 2006, 2007 and 2008 were $17,315, $17,035 and $24,866, respectively. Included in prepaid and other current assets at December 31, 2007 and 2008 were $1,005 and $1,475, respectively, related to prepaid advertising, marketing, and promotion expenses for programs to take place after December 31, 2007 and 2008, respectively.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

  Net Income per Share

        Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the years ended December 31, 2006, 2007, and 2008, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of options to purchase common stock and nonvested stock units ("NSUs").

        The reconciliations of basic to diluted weighted-average common shares are as follows:

	Year Ended December 31,
	2006	2007	2008
Weighted-average shares used in basic computation	12,519,000	12,835,000	13,042,000
Dilutive effect of stock options and NSUs	363,000	294,000	153,000

Weighted-average shares used for diluted computation	12,882,000	13,129,000	13,195,000

        All options outstanding as of December 31, 2006, 2007, and 2008 were included in the computation of diluted income per share for 2006, 2007, and 2008, respectively.

        The Company excluded 76,000, zero, and 5,000 contingently issuable shares of common stock underlying its NSUs from the diluted income per share computation for the years ended December 31, 2006, 2007, and 2008, respectively. The Company excluded all of its stock appreciation rights ("SARs") and restricted stock units ("RSUs") from the diluted income per share computations for the years ended December 31, 2006, 2007 and 2008. The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance through December 31, 2006, 2007 and 2008, respectively.

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

  Business Segment Reporting

        Management of the Company has determined its reportable segments as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" are its strategic business units. The six reportable segments are the UGG®, Teva®, Simple® and TSUBO® wholesale divisions, the eCommerce business and the retail store business. The Company performs an annual analysis of its reportable segments under SFAS No. 131. Information related to the Company's business segments is summarized in note 9.

  Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Short-term Investments

        Short-term investments are classified as available for sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders' equity. Interest and dividends are included in interest income in the consolidated statements of operations. Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements. The fair values of the Company's short-term investments are shown in the table below. The Company adopted SFAS No. 157 ("SFAS 157"), "Fair Value Measurements" effective January 1, 2008. The fair value for each of the assets in the table below, as of December 31, 2008, was determined based on quoted prices in active markets for identical assets, categorized as Level 1 inputs under SFAS 157. The Company has determined that the decline in fair values are temporary, and therefore the unrealized losses have not been included in the consolidated statements of operations.

	December 31, 2007			December 31, 2008
	Cost	Unrealized (Losses) Gains	Fair Value	Cost	Unrealized Gains	Fair Value
Certificates of deposit	$6,998	$(21)	$6,977	$—	$—	$—
Government and agency securities	3,992	8	4,000	17,930	46	17,976
Corporate bonds	33,558	(98)	33,460	—	—	—
Variable rate demand notes	47,830	—	47,830	—	—	—
Auction rate securities/DRDs	21,300	—	21,300	—	—	—

Total	$113,678	$(111)	$113,567	$17,930	$46	$17,976

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

  Reclassifications

        Certain reclassifications have been made to the 2006 and 2007 amounts to conform to the 2008 presentation.

  New Accounting Standards

        On January 1, 2008, the Company adopted the provisions of SFAS 157 for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The adoption of this Statement did not have a material effect on the Company's consolidated financial statements. FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157" delays the effective date of SFAS 157 only as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. In accordance with FSP FAS 157-2, the Company has not applied SFAS 157 to its nonfinancial assets and liabilities, mainly intangible assets and property and equipment. On January 1, 2009, the Company will be required to apply the provisions of SFAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is in the process of evaluating the impact, if any, of applying these provisions on its financial statements.

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115." SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value. This provides companies the opportunity to mitigate volatility in earnings caused by measuring instruments differently without complex hedge accounting provisions. SFAS 159 was effective for the Company beginning January 1, 2008. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at "full fair value." SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. SFAS 141R is effective for the Company beginning January 1, 2009, and will be applied prospectively to any new business combinations.

        In December 2007, the FASB issued Statement No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (referred to as minority interests prior to SFAS 160) be reported as a separate

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for the Company beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including the Company's current minority interest and any others that arise before that date.

        In March 2008, the FASB issued Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133." The objective of SFAS 161 is to improve the transparency of financial reporting by requiring additional disclosures about an entity's derivative and hedging activities. This Statement is effective for the Company beginning January 1, 2009, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will apply this Statement prospectively to any new derivative and hedging activities entered into on or after the effective date.

        In May 2008, the FASB issued Statement No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." The objective of SFAS 162 is to identify the sources of generally accepted accounting principles ("GAAP") and provide a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. This Statement was effective November 15, 2008. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

        In October 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FSP clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP was effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of this FSP did not have a material effect on the Company's consolidated financial statements.

(2) Restricted Cash

        In January 2007, the Company entered into an escrow agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank. The escrow agreement was initiated in conjunction with the Company's purchase obligation with a movie production company for advertising services. As a result of the agreement, during the year ended December 31, 2008, the Company paid $250 of the purchase obligation and the Company had $1,000 of restricted cash related to this obligation remaining as of December 31, 2008. Film production was completed and the movie was released in March 2008. Accordingly, the Company recorded the full $1,250 obligation as advertising expense during the first quarter of 2008. Of the total restricted cash related to this purchase obligation, $300 is short-term and is included as a current asset, and the remaining $700 is long-term and is included as a noncurrent asset in the Company's consolidated balance sheet at December 31, 2008. The escrow agreement contains a disbursement schedule according to when the remaining funds will be disbursed to the production company, which is as follows:

January 2009	$300
January 2010	300
January 2011	200
January 2012	200

$1,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(3) Retirement Plan

        Effective August 1, 1992, the Company established a 401(k) defined contribution plan. Substantially all employees are eligible to participate in the plan through tax-deferred contributions. Effective January 1, 2007, the Company matches 50% of an employee's contribution up to the greater of $2.4 or 6% of their eligible compensation per year. Prior to January 1, 2007, the Company matched 50% of an employee's contribution up to $2.4 per year. Matching contributions totaled $148, $368, and $517 during 2006, 2007, and 2008, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. However, the Company did not make any profit sharing contributions for the years ended December 31, 2006, 2007 or 2008.

(4) Property and Equipment

        Property and equipment is summarized as follows:

	December 31,
	2007	2008
Machinery and equipment	$11,789	$23,760
Furniture and fixtures	2,465	4,552
Leasehold improvements	7,042	16,705
Construction in progress	1,000	—

	22,296	45,017
Less accumulated depreciation and amortization	11,717	16,699

Net property and equipment	$10,579	$28,318

(5) Notes Payable and Long-Term Debt

        The Company's revolving credit facility with Comerica Bank (the "Facility") provides for a maximum availability of $20,000. Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (3.25% at December 31, 2008) or, at the Company's option, at the London Interbank Offered Rate, or LIBOR, (0.44% at December 31, 2008) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010. At December 31, 2008, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $154. As a result, $19,846 was available under the Facility at December 31, 2008.

        The agreements underlying the Facility contain certain financial covenants, currently including a limitation on aggregate annual lease payments of $15,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter, a limitation on annual consolidated capital expenditures of $28,000, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004 plus 75% of consolidated net profit on a cumulative basis, and a requirement that the Company's consolidated total liabilities to consolidated effective tangible net worth ratio be greater than 1.50:1.00. The agreements also contain a prohibition on the payment of dividends. Due to the Teva impairment and resulting loss from operations in the second quarter of 2008 (see note 11, Goodwill and Other Intangible Assets), the Company was in default because it had less than $1,000 of net income for the three months ended June 30, 2008. The Company and Comerica Bank agreed to execute a

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

waiver through June 30, 2008 of this technical default. At December 31, 2008, the Company was in compliance with all covenants.

(6) Income Taxes

        Components of income taxes are as follows:

	Federal	State	Foreign	Total
2006:
Current	$21,239	$4,610	$(279)	$25,570
Deferred	(2,583)	(524)	280	(2,827)

	$18,656	$4,086	$1	$22,743

2007:
Current	$36,493	$9,207	$1,835	$47,535
Deferred	(2,695)	(630)	(608)	(3,933)

	$33,798	$8,577	$1,227	$43,602

2008:
Current	$55,505	$12,426	$825	$68,756
Deferred	(18,129)	(3,768)	(228)	(22,125)

	$37,376	$8,658	$597	$46,631

        Foreign (loss) income before income taxes was ($3,283), $7,248 and $7,155 during the years ended December 31, 2006, 2007 and 2008, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

        Actual income taxes differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years Ended December 31
	2006	2007	2008
Computed "expected" income taxes	$18,835	$38,526	$42,212
State income taxes, net of federal income tax benefit	3,255	5,908	5,904
Other	653	(832)	(1,485)

	$22,743	$43,602	$46,631

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2008 are presented below:

	2007	2008
Deferred tax assets (liabilities), current:
Uniform capitalization adjustment to inventory	$1,848	$3,937
Bad debt and other reserves	3,916	7,879
State taxes	1,911	2,641
Prepaid expenses	(1,711)	(1,133)

Total deferred tax assets, current	5,964	13,324

Deferred tax assets (liabilities), noncurrent:
Amortization and impairment of intangible assets	(1,718)	9,340
Depreciation of property and equipment	1,152	1,463
Share-based compensation	3,248	6,453
Net operating loss carryforwards	—	191

Total deferred tax assets, noncurrent	2,682	17,447

Net deferred tax assets	$8,646	$30,771

        In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $79,116. The deferred tax assets are primarily related to the Company's domestic operations. Domestic taxable income for the years ended December 31, 2007 and 2008 was approximately $72,121 and $151,041, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance has been recorded in 2007 or 2008.

        As of December 31, 2008, withholding and U.S. taxes have not been provided on approximately $19,826 of unremitted earnings of non-U.S. subsidiaries because the Company has currently reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.

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

        FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective for the Company as of January 1, 2007, and there was no cumulative effect of adopting FIN 48. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Balance at December 31, 2007	$3,588
Gross increase related to current year tax positions	532
Lapse of statute of limitations	(316)
Settlements	(1,535)

Balance at December 31, 2008	$2,269

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2007 and 2008 was $1,869 and $2,085, respectively. Also, included in the balance of unrecognized tax benefits at December 31, 2008 is $184 that, if recognized, would be recorded as an adjustment to deferred income taxes. Since the adoption of FIN 48, the Company has accounted for interest and penalties generated by income tax contingencies as interest expense in the consolidated statements of operations. For the years ended December 31, 2007 and 2008, $256 and $236, respectively, of interest generated by income tax contingencies has been recognized in the consolidated statements of operations. As of December 31, 2007 and 2008, $449 and $234, respectively, of interest has been accrued in the consolidated balance sheets.

        The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service ("IRS") commenced an examination of the Company's U.S. income tax return for the year 2004 in the first quarter of 2007 and completed the audit during the second quarter of 2008. The IRS proposed an immaterial adjustment that did not result in a change to the Company's effective tax rate. The adjustment was limited to the particular tax position taken in 2004. However, that same position was taken in subsequent years. Accordingly, as of December 31, 2008, the Company has accounted for such subsequent positions under FIN 48. Subsequent to December 31, 2008, the IRS selected the Company's U.S. federal income tax return for the year ended December 31, 2007 for examination. The Company does not know the timing of completion of the examination and if the examination will result in a material affect to the Company's financial statements. It is reasonably possible that the Company's unrecognized tax benefit could change, however, the Company does not expect any change to be material.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7) Stockholders' Equity

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

        In May 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by Amendment No. 1 dated May 9, 2007 (as amended, the "2006 Plan"). The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company's continued progress. The 2006 Plan provides for 2,000,000 shares of the Company's common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,500,000. The 2006 Plan supersedes the Company's 1993 Stock Incentive Plan, as amended (the "1993 Plan"), which was subsequently terminated for new grants.

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

        In May 2007, the Company's Board of Directors, upon recommendation of its Compensation Committee, adopted two new types of long-term incentive award agreements under the 2006 Plan for issuance to the Company's current and future executive officers. The new award types consist of SAR awards and RSU awards. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. Provided that these conditions are met, one-half of the SAR and RSU awards vest 80% on December 31, 2010 and 20% on December 31, 2011, and one-half of the SAR and RSU awards vest 80% on December 31, 2015 and 20% on December 31, 2016. In accordance with SFAS 123R, the Company recognizes expense only for those awards that management deems probable of achieving the performance and service objectives. Prior to the beginning of the three month period ended September 30, 2008, the Company did not believe that the achievement of the performance objectives for the SAR and RSU awards with final vesting dates of December 31, 2016 was probable, and therefore the Company had not recognized compensation expense for those awards. However, as of September 30, 2008, the Company determined that the achievement of the performance objectives for those awards was probable based on updated projections of future sales and diluted earnings per share. As a result, the Company began recording compensation expense for those awards during the three months ended September 30, 2008 with an adjustment of $1,531 recorded to recognize the cumulative to date compensation expense for those awards.

        On a quarterly basis, the Company generally grants fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

        The table below summarizes stock compensation amounts recognized in the consolidated statements of operations:

	Year Ended December 31,
	2006	2007	2008
Compensation expense recorded for:
ESPP	$119	$—	$—
Stock options	383	512	—
NSUs	1,195	3,482	4,344
SARs	—	1,375	3,856
RSUs	—	290	723
Directors' shares	382	895	1,270

Total compensation expense	2,079	6,554	10,193
Income tax benefit recognized	(867)	(2,677)	(4,154)

Net compensation expense	$1,212	$3,877	$6,039

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

        The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of December 31, 2008:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$8,349	1.5
SARs	11,541	4.3
RSUs	2,048	4.3

Total	$21,938

        A summary of the activity under the 1993 Plan and 2006 Plan as of December 31, 2006, 2007 and 2008 and changes during the period are presented below.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

  Summary Details for 1993 Plan Share Options

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	628,000	$7.16	5.4	$12,852
Granted	—	—
Exercised	(140,000)	8.39
Forfeited or expired	(22,000)	11.54

Outstanding at December 31, 2006	466,000	$6.59	3.9	$24,896
Granted	—	—
Exercised	(406,000)	5.62
Forfeited or expired	—	—

Outstanding at December 31, 2007	60,000	$12.97	5.2	$8,490
Granted	—	—
Exercised	(36,000)	11.14
Forfeited or expired	—	—

Outstanding at December 31, 2008	24,000	$15.81	4.2	$1,503

Exercisable at December 31, 2008	24,000	$15.81	4.2	$1,503

        As of December 31, 2007, all options were vested. The Company did not grant any stock options in 2006, 2007 or 2008. The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008, was $3,875, $33,300 and $3,731, respectively.

  Nonvested Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	156,000	$30.76
Granted	98,000	53.18
Vested	—	—
Forfeited	(15,000)	24.57

Nonvested at December 31, 2006	239,000	$40.36
Granted	3,000	63.06
Vested	—	—
Forfeited	(3,000)	40.30

Nonvested at December 31, 2007	239,000	$40.64
Granted	86,000	127.77
Vested	(57,000)	37.79
Forfeited	(20,000)	52.32

Nonvested at December 31, 2008	248,000	$70.55

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

  Stock Appreciation Rights Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	$—	—	$—
Granted	450,000	80.20
Exercised	—	—
Forfeited	(50,000)	80.20

Outstanding at December 31, 2007	400,000	$80.20	11.8	$29,944
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	400,000	$80.20	10.8	$—

Exercisable at December 31, 2008	—	$—	—	$—
Expected to vest and exercisable at December 31, 2008	288,000	$80.20	10.4	$—

        The maximum contractual term is 10 and 15 years from the date of grant for those SARs with final vesting dates of December 31, 2011 and December 31, 2016, respectively. The number of SARs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. Approximately 34,000 and 78,000 of the SAR awards with final vesting dates of December 31, 2011 and December 31, 2016, respectively, were estimated to be forfeited due to failure to meet the long-term service conditions and were consequently excluded from the expected to vest number above.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

  Restricted Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	—	$—
Granted	60,000	80.20
Vested	—	—
Forfeited	(7,000)	80.20

Nonvested at December 31, 2007	53,000	$80.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2008	53,000	$80.20

Expected to vest at December 31, 2008	38,000	$80.20

        The number of RSUs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. Approximately 5,000 and 10,000 of the RSUs awards with final vesting dates of December 31, 2011 and December 31, 2016, respectively, were estimated to be forfeited due to expected failure to meet the long-term service conditions.

        The Company adopted a stockholder rights plan in 1998 to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all stockholders. This stockholder rights plan expired pursuant to its terms on November 11, 2008.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8) Commitments and Contingencies

        The Company leases office, distribution and retail facilities under operating lease agreements, which expire through January 2024. Many of the leases contain renewal options for approximately 3 to 5 years. Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2009	$11,094
2010	11,156
2011	11,281
2012	10,982
2013	4,661
Thereafter	19,924

$69,098

        Rent expense is recorded using the straight-line method to account for scheduled rental increases or rent holidays. Lease incentives for tenant improvement allowances are recorded as reductions of rent expense over the lease term. Total rent expense for the years ended December 31, 2006, 2007 and 2008 was approximately $3,776, $5,509 and $11,096, respectively.

        The Company has $98,115 of outstanding purchase orders with its manufacturers as of December 31, 2008. In addition, the Company has entered into agreements of $1,737 for promotional activities and other services. Future commitments under these purchase orders and other agreements are as follows:

Year ending December 31:
2009	$98,668
2010	534
2011	325
2012	325
Thereafter	—

$99,852

        In addition to the amounts in the tables above, the Company has entered into other off-balance sheet arrangements. The Company agreed to make loans to its joint venture with Stella International, should the need arise. The estimated total loans by Deckers and Stella International is expected to be approximately $4,000 contributed by both parties in proportion to their respective ownership in the joint venture. The Company also entered an agreement to make potential future earn-out payments relating to its May 2008 acquisition of TSUBO, LLC ("TSUBO"). The potential earn-out is based on the amount, if any, that sales of TSUBO products exceed certain base revenue levels for each year from 2008 to 2012. See note 12 for further discussion on the TSUBO acquisition. These amounts were excluded from the tables above as the total payments were not known at the time of the acquisition since they are based on future revenue. At December 31, 2008, the Company did not accrue any earn-out payments for 2008.

        The Company has certain tax obligations to authorities in China for one of the Company's foreign subsidiaries. The Company has paid certain amounts against these obligations and has also negotiated certain reductions of previously accrued amounts. In accordance with SFAS No. 5, "Accounting for Contingencies," as of December 31, 2008, management has determined the remaining liability for such matters to be approximately $1,600, and has accrued this amount in other accrued expenses. The remaining liability may continue to change in future periods as a result of negotiations with the taxing

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

authorities and the accrual of interest charges that may continue to be incurred through settlement. Because these matters relate in part to employment related tax matters, there is a level of subjectivity utilized in the interpretation of the application of tax and employment related laws and regulations. Accordingly, the amounts as ultimately negotiated and settled may differ from the Company's estimates.

        In September 2008, the Company entered into a pilot services agreement whereby a third party is providing the Company with selling services. In connection with this agreement, the Company has guaranteed the third party's obligations to a merchant services provider. The Company may terminate this guarantee upon thirty days written notice to the merchant services provider. The agreement does not provide for a maximum payout; however, management believes the likelihood of any payments under this guarantee is remote and would have an immaterial effect on the consolidated financial statements. The Company determined this based upon an analysis of the third party's historical financial data and sales and returns projections.

        The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations. The Company indemnifies its licensees, distributors and certain promotional partners in connection with claims alleging use of the Company's licensed intellectual property. The terms of the agreements range up to five years initially and do not provide for a limitation on the maximum potential future payments. Management believes the likelihood of any payments is remote and would be immaterial. The Company determined the risk was low based on a prior history of no claims. The Company is not currently involved in any indemnification matters in regards to its intellectual property.

        Subsequent to December 31, 2008, the Company entered into a contract requiring minimum purchase commitments of sheepskin of approximately $64,000 that Deckers' affiliates, manufacturers, factories and other agents (each or collectively, a "Buyer") must make on or before December 31, 2010. This contract may result in an unconditional purchase obligation, if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, the Company is required to purchase any remaining amounts on or before December 31, 2010. The contract does not permit net settlement. The Company's sheepskin purchases by third party factories supplying UGG product to the Company during 2007 and 2008 exceeded this minimum purchase commitment, and the Company expects such purchases will exceed these levels in 2009 and 2010. Therefore, management believes the likelihood of any payments under this contractual arrangement is remote and would have an immaterial effect on the consolidated financial statements. The Company determined this based upon its historical and projected sales and inventory purchases.

(9) Business Segments, Concentration of Business, and Credit Risk and Significant Customers

        The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, non-operating income and expenses or certain unusual items to segments. The Company evaluates segment performance based on net sales and income or loss from operations. The Company's reportable segments include the strategic business units responsible for the worldwide wholesale operations of each of its brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

sales, commissions, bad debts, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive compensation, accounting and finance, legal, information technology, credit and collections, human resources and facilities costs, among others. The gross profit derived from the sales to third parties of the eCommerce segment and the retail store segment is separated into two components: (i) the wholesale profit is included in the operating income or loss of each of the brands' wholesale segments, and (ii) the retail profit is included in the operating income or loss of the eCommerce segment and the retail store segment.

        In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC. The wholesale operations of the TSUBO brand is a reportable segment presented in the figures below.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

        Business segment information is summarized as follows:

	2006	2007	2008
Net sales to external customers:
UGG wholesale	$182,369	$291,908	$483,781
Teva wholesale	75,283	82,003	80,882
Simple wholesale	10,903	11,163	13,909
TSUBO wholesale	—	—	3,649
eCommerce	28,886	45,473	68,769
Retail stores	6,982	18,382	38,455

	$304,423	$448,929	$689,445

Income (loss) from operations:
UGG wholesale	$72,908	$119,193	$187,824
Teva wholesale(1)	3,829	21,121	(18,688)
Simple wholesale	(2,472)	(2,077)	(2,262)
TSUBO wholesale(2)	—	—	(4,842)
eCommerce	8,774	14,502	22,364
Retail stores	1,180	3,194	6,649
Unallocated overhead	(32,777)	(50,380)	(74,126)

	$51,442	$105,553	$116,919

Depreciation and amortization:
UGG wholesale	$76	$221	$243
Teva wholesale	484	527	346
Simple wholesale	56	127	161
TSUBO wholesale	—	—	80
eCommerce	149	142	178
Retail stores	168	369	790
Unallocated overhead	2,149	2,130	3,484

	$3,082	$3,516	$5,282

Capital expenditures:
UGG wholesale	$84	$473	$88
Teva wholesale	590	56	25
Simple wholesale	60	305	184
TSUBO wholesale	—	—	84
eCommerce	110	172	542
Retail stores	1,830	1,861	7,323
Unallocated overhead	2,869	3,518	14,091

	$5,543	$6,385	$22,337

Total assets from reportable segments:
UGG wholesale		$93,554	$158,726
Teva wholesale		78,612	43,999
Simple wholesale		5,648	7,693
TSUBO wholesale		—	5,211
eCommerce		491	2,726
Retail stores		5,413	18,482

		$183,718	$236,837

(1)
Included in Teva income (loss) from operations in 2006 and 2008 are impairment losses of $15,300 and $32,329, repectively (see note 11).

(2)
Included in TSUBO loss from operations in 2008 is an impairment loss of $3,496 (see note 11).

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

        Reconciliations of total assets from reportable segments to the consolidated financial statements are as follows:

	2007	2008
Total assets from reportable segments	$183,718	$236,837
Unallocated deferred tax assets	8,646	30,771
Other unallocated corporate assets	177,668	216,113

Consolidated total assets	$370,032	$483,721

        At December 31, 2008 the Company had cash and cash equivalents and short-term investments of $194,780. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of December 31, 2008, the Company has experienced no loss or lack of access to cash in its operating accounts.

        The remainder of the Company's cash equivalents and short-term investments are invested in interest bearing funds managed by third party investment management institutions. These investments include U.S. treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. While the Company does not hold any investments whose value is directly correlated to mortgage debt, investment risk has been and may further be exacerbated by U.S. mortgage defaults and credit and liquidity issues, which have affected various sectors of the financial markets. As of December 31, 2008, the Company has experienced no material loss or lack of access to its cash and cash equivalents and short-term investments.

        The Company sells its footwear products principally to customers throughout the U.S. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions. International sales were 12.6%, 13.9%, and 15.7% of the Company's total net sales for the years ended December 31, 2006, 2007 and 2008, respectively. As of December 31, 2007 and 2008, substantially all long-lived assets were held in the U.S. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

        Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. One customer accounted for 16.7%, 17.0%, and 15.0% of the Company's net sales in 2006, 2007 and 2008, respectively. This customer's revenues are generated from the UGG, Teva, Simple, and TSUBO wholesale segments. No other customer accounted for more than 10% of net sales in the years ended December 31, 2006, 2007 or 2008. As of December 31, 2007 and 2008, the Company had one customer representing 34.2% and 34.1% of net trade accounts receivable, respectively.

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

(10) Quarterly Summary of Information (Unaudited)

        Summarized unaudited quarterly financial data are as follows:

	2007
	March 31	June 30	September 30	December 31
Net sales	$72,575	$52,730	$129,381	$194,243
Gross profit	33,417	21,689	58,715	93,650
Net income	9,451	2,267	19,330	35,389
Net income per share:
Basic	$0.75	$0.18	$1.49	$2.72
Diluted	$0.73	$0.17	$1.47	$2.69

	2008
	March 31	June 30	September 30	December 31
Net sales	$97,535	$91,116	$197,288	$303,506
Gross profit	46,148	36,340	85,340	137,490
Net income (loss)*	11,294	(3,820)	26,014	40,460
Net income (loss) per share:
Basic	$0.87	$(0.29)	$1.99	$3.10
Diluted	$0.86	$(0.29)	$1.97	$3.07

*
Included in net income (loss) in the quarters ended June 30, 2008 and December 31, 2008 are impairment losses of $14,900 and $20,925, respectively (see note 11).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(11) Goodwill and Other Intangible Assets

        The Company's goodwill and other intangible assets are summarized as follows:

	Gross Carrying Amount	Weighted- Average Amortization Period	Accumulated Amortization	Net Carrying Amount
As of December 31, 2007
Amortizable intangible assets	$1,752	6 years	$1,503	$249
Nonamortizable intangible assets:
Trademarks	35,852
Goodwill	18,030

	$55,634

As of December 31, 2008
Amortizable intangible assets	$2,222	6 years	$1,711	$511
Nonamortizable intangible assets:
Trademarks	17,422
Goodwill	6,101

	$25,745

        Changes in the Company's trademarks, goodwill, and other intangible assets are summarized as follows:

	Trademarks	Goodwill	Amortiziable Intangible Assets
Balance at December 31, 2007, gross	$35,852	$18,030	$1,752
Additions through current year acquisition	1,970	3,496	470
Impairment loss	(20,400)	(15,425)	—

Balance at December 31, 2008, gross	17,422	6,101	2,222
Accumulated amortization	—	—	(1,711)

Balance at December 31, 2008, net	$17,422	$6,101	$511

        In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC (see note 12). The preliminary purchase price allocation, subject to a one year adjustment period, as of December 31, 2008 resulted in the recognition of goodwill of $3,496, nonamortizable intangible assets of $1,970 related to the TSUBO trademarks and trade name, as well as $470 of amortizable intangible assets related to TSUBO brand distributor relationships. As discussed below, all of the TSUBO goodwill was written off as of December 31, 2008. The amortizable intangible assets are being amortized over four years, and the remaining balance, net of accumulated amortization, was $392 as of December 31, 2008.

        In accordance with SFAS 142, the Company performed its annual impairment test of nonamortizable intangible assets as of December 31, 2007 and 2008, and determined that there was no impairment as of December 31, 2007. However, as of June 30, 2008, the Company did not reach its 2008 Teva brand period to date sales targets and reduced its long-term forecast for Teva brand sales. These factors were indicators that the Teva goodwill and intangible assets were possibly impaired. As a result, the Company conducted an interim impairment evaluation of the Teva goodwill and intangible assets as of June 30, 2008 and

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, the Company recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008. At the time of its annual impairment testing, due in part to the continued decline in the economy in the second half of 2008, the Company reduced its long-term forecast for Teva brand sales. In addition, as of December 31, 2008, the Company experienced a significant decline in its market capitalization due to declines in market multiples. As a result of the reduced sales forecast and the decline in the Company's market capitalization, the Company concluded that the fair value of its Teva trademarks and goodwill were below their respective carrying amounts. Further, due to the decline in the Company's market capitalization, the Company concluded that the fair value of its TSUBO goodwill was also below its carrying amount. Therefore, the Company recognized an impairment loss in the fourth quarter of $5,500 on the Teva trademarks and $15,425 on goodwill, which was the entire balance of both Teva and TSUBO goodwill. The impairment loss is included in a separate line item within income from operations, and as a part of the Teva and TSUBO reportable segments, respectively.

        As of December 31, 2007 and June 30, 2008, the Company evaluated its Teva goodwill utilizing a combination of a market approach and an income approach. The market approach used a market multiples methodology and a comparable transactions methodology. The income approach used a discounted cash flow methodology which involved EBITDA exit multiple and Gordon Growth approaches. The Teva trademarks were evaluated using a relief from royalty method, primarily based on management's forecasted sales, a royalty rate, and discount rates.

        As of December 31, 2008, the Company evaluated the Teva goodwill utilizing the same approach that was used as of June 30, 2008 except comparable transactions were not used. Management determined there were insufficient comparable transactions in the marketplace at that time due to significant increased uncertainty in the market during the six months ended December 31, 2008. For the TSUBO goodwill, the Company used the same method as the Teva goodwill evaluation as of December 31, 2008, except that management deemed a revenue exit multiple approach was a more reliable indicator of fair value than the EBITDA exit multiple approach for the TSUBO brand based on the projected growth, size, and profitability of TSUBO relative to the comparable companies. The Teva and TSUBO trademarks were evaluated under the same method used for the Teva trademarks as of June 30, 2008.

        As of December 31, 2007 and 2008, the Company also evaluated its UGG goodwill and trademarks. Based on the carrying amounts of the UGG goodwill, trademarks, and net assets, the brand's 2007 and 2008 sales and operating results, and the brand's long-term forecasts of sales and operating results as of December 31, 2007 and 2008, the Company concluded that the carrying amounts of the UGG goodwill and trademarks were not impaired.

        Aggregate amortization expense for amortizable intangible assets using the straight-line amortization method for the years ended December 31, 2006, 2007 and 2008 was $310, $268 and $208 respectively. Estimated amortization expense for existing intangible assets for future periods is: $237 in 2009, $118 in 2010, $117 in 2011, $39 in 2012, and $0 thereafter.

(12) Business Combinations

        In May 2008, the Company acquired 100% of the ownership interests of TSUBO, LLC. The purchase price was $5,936 in cash plus a potential future earn-out, subject to customary working capital adjustments. The potential earn-out is based on the amount, if any, that revenue from sales of TSUBO products exceed certain base revenue levels for each year from 2008 to 2012. There is no maximum to this potential earn-out. The earn-out for each year, if any, will be payable within sixty days after the end of each year.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The substance of this earn-out is to provide compensation for services, and therefore will be recognized as expense in the appropriate periods. The results of operations of TSUBO from May 6, 2008 through December 31, 2008 are included in the Company's consolidated financial statements.

        The Company made this acquisition because it believes that the TSUBO brand complements its existing portfolio of lifestyle brands, and that the TSUBO brand's target consumer, product selection, industry niche and relative under-penetration in the marketplace make it a good fit for the Company. The preliminary purchase price allocation, subject to a one year adjustment period, resulted in the recognition of $3,496 of goodwill as of December 31, 2008, and was determined, in part, based on the Company's expectation that it can leverage its design, marketing and distribution capabilities to grow the TSUBO brand into a meaningful business over the next few years, consistent with the Company's mission to build niche brands into global market leaders. As of December 31, 2008, all of this goodwill was impaired and consequently written-off (see note 11). The entire amount of goodwill written-off is expected to be deductible for tax purposes over 15 years.

Schedule II

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2006, 2007 and 2008

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2006:
Allowance for doubtful accounts(1)	$2,574	$(1,054)	$785	$735
Allowance for sales discounts(2)	1,710	8,600	7,808	2,502
Allowance for sales returns(3)	2,865	6,419	7,666	1,618
Chargeback allowance(4)	1,235	220	210	1,245
Year ended December 31, 2007:
Allowance for doubtful accounts(1)	$735	$(113)	$243	$379
Allowance for sales discounts(2)	2,502	15,126	14,410	3,218
Allowance for sales returns(3)	1,618	12,730	10,661	3,687
Chargeback allowance(4)	1,245	(130)	44	1,071
Year ended December 31, 2008:
Allowance for doubtful accounts(1)	$379	$2,233	$130	$2,482
Allowance for sales discounts(2)	3,218	19,193	18,170	4,241
Allowance for sales returns(3)	3,687	5,506	6,858	2,335
Chargeback allowance(4)	1,071	635	58	1,648

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable. Deductions are the actual write offs of the receivables. In 2006 and 2007, additions were negative because the Company collected on accounts that were deemed to be potentially uncollectible as of December 31, 2006 and 2007, respectively.

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

(4)
The additions to the chargeback allowance represent chargebacks taken in the respective year as well as an estimate of chargebacks related to sales in the respective reporting period that will be taken subsequent to the respective reporting period. Deductions are the actual chargebacks written off against outstanding accounts receivable.

See accompanying report of independent registered public accounting firm.

QuickLinks

Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data
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
Item 15. Exhibits, Financial Statement Schedules.