Form 10-Q
period 2009-03-31
DECKERS OUTDOOR CORP
filed 2009-05-11
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2009

Common Stock, $0.01 par value	13,115,373

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	March 31,	December 31,
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$179,073	$176,804
Restricted cash	300	300
Short-term investments	50,947	17,976
Trade accounts receivable, net of allowances of $8,103 and $10,706 as of March 31, 2009 and December 31, 2008, respectively	56,298	108,129
Inventories	66,399	92,740
Prepaid expenses and other current assets	5,045	3,691
Deferred tax assets	13,317	13,324
Total current assets	371,379	412,964

Restricted cash	400	700
Property and equipment, at cost, net	30,123	28,318
Intangible assets, net	26,152	24,034
Deferred tax assets	17,455	17,447
Other assets	444	258
Total assets	$445,953	$483,721

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$19,492	$42,960
Accrued expenses	15,442	27,672
Income taxes payable	7,852	24,577
Total current liabilities	42,786	95,209

Long-term liabilities	3,696	3,847

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 20,000 shares; issued and outstanding 13,115 and 13,089 shares as of March 31, 2009 and December 31, 2008, respectively	131	131
Additional paid-in capital	117,714	115,214
Retained earnings	280,855	268,515
Accumulated other comprehensive income	345	392
Total Deckers Outdoor Corporation stockholders’ equity	399,045	384,252
Noncontrolling interest	426	413
Total equity	399,471	384,665
Total liabilities and equity	$445,953	$483,721

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$134,226	$97,535
Cost of sales	75,313	51,387
Gross profit	58,913	46,148

Selling, general and administrative expenses	39,587	29,088
Income from operations	19,326	17,060

Other (income) expense, net:
Interest income	(596)	(1,389)
Interest expense	17	32
Other, net	(19)	(251)
	(598)	(1,608)
Income before income taxes	19,924	18,668

Income taxes	7,571	7,374
Net income	12,353	11,294
Less: Net income attributable to the noncontrolling interest	13	—
Net income attributable to Deckers Outdoor Corporation	$12,340	$11,294

Net income attributable to Deckers Outdoor Corporation common stockholders per share:
Basic	$0.94	$0.87
Diluted	$0.93	$0.86

Weighted-average common shares outstanding:
Basic	13,090	13,008
Diluted	13,201	13,175

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$12,353	$11,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,106	1,122
Provision for doubtful accounts, net	315	619
Write-down of inventory	1,048	633
Share-based compensation	2,403	2,009
Other	(5)	—
Changes in operating assets and liabilities net of assets and liabilities acquired in the acquisition of Ahnu, Inc.:
Restricted cash	300	117
Trade accounts receivable	51,739	30,890
Inventories	27,112	1,702
Prepaid expenses and other current assets	(1,243)	(2,393)
Other assets	(186)	—
Trade accounts payable	(24,050)	(10,834)
Accrued expenses	(15,519)	(5,917)
Income taxes payable	(16,724)	(10,408)
Long-term liabilities	(151)	2,533
Net cash provided by operating activities	39,498	21,367

Cash flows from investing activities:
Purchases of short-term investments	(38,744)	(148,838)
Proceeds from sales of short-term investments	5,478	159,930
Purchases of property and equipment	(2,513)	(6,323)
Acquisition of Ahnu, Inc.	(1,675)	—
Net cash (used in) provided by investing activities	(37,454)	4,769

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(503)	7
Excess tax benefits from share-based compensation	696	386
Cash received from issuances of common stock	—	41
Net cash provided by financing activities	193	434

Effect of exchange rates on cash	32	(30)
Net change in cash and cash equivalents	2,269	26,540
Cash and cash equivalents at beginning of period	176,804	54,525
Cash and cash equivalents at end of period	$179,073	$81,065

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$23,599	$17,405
Interest	$2	$8
Non-cash investing activity:
Accruals for purchases of property and equipment	$902	$122
Non-cash financing activity:
Accruals for shares withheld for taxes	$599	$—

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)                     General

(a)          Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.  Our business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters and the highest percentage of Teva® brand net sales occurring in the first and second quarters of each year. To date, the other brands have not had a seasonal impact on the Company.  In March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc., an outdoor performance and lifestyle footwear brand.  The Company does not expect the Ahnu® brand to have a significant effect on the seasonality of its consolidated net sales in 2009.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto.  For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(b)         Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Significant areas requiring the use of management estimates relate to inventory reserves, allowances for bad debts, returns, chargebacks and discounts, share-based compensation, impairment assessments, depreciation and amortization, income tax liabilities and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles, assets and liabilities. Actual results could differ materially from these estimates.

(c)          Reclassifications

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

(2)                     Share-Based Compensation

In May 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by Amendment No. 1 dated May 9, 2007, or the 2006 Plan.  The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued progress.  The 2006 Plan provides for 2,000,000 shares of the Company’s common stock that are reserved for issuance to employees, directors, or consultants.  The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,500,000.

The Company generally grants nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the employee recipients to receive shares of common stock in the Company, which generally vest in quarterly increments between the third and fourth anniversary of the grant.  Most of these awards include vesting that is also subject to achievement of certain performance targets.

In May 2007, the Company adopted two new types of long-term incentive award agreements under the 2006 Plan for issuance to the Company’s current and future executive officers.  The new award types consist of stock appreciation right (SAR) awards and restricted stock unit (RSU) awards.  These awards vest subject to certain long-term performance and service conditions.  Provided that these conditions are met, one-half of the SAR and RSU awards vest 80% on December 31, 2010 and 20% on December 31, 2011, and one-half of the SAR and RSU awards vest 80% on December 31, 2015 and 20% on December 31, 2016.  In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS)

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), the Company recognizes expense only for those awards that management deems probable of achieving the performance and service objectives.

On a quarterly basis, the Company generally grants fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

The table below summarizes stock compensation amounts recognized in the condensed consolidated statements of income:

	Three months ended
	March 31,
	2009	2008
Compensation expense recorded for:
NSUs	$1,177	$1,063
SARs	877	543
RSUs	170	114
Directors’ shares	179	289
Total compensation expense	2,403	2,009
Income tax benefit recognized	(960)	(819)
Net compensation expense	$1,443	$1,190

The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of March 31, 2009:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$10,615	1.7
SARs	10,926	4.1
RSUs	1,925	4.1
Total	$23,466

During the three months ended March 31, 2009, 90,000 NSUs were granted under the 2006 Plan.  The weighted-average grant-date fair value of these NSUs was $52.35.

(3)                     Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. At March 31, 2009 and December 31, 2008, accumulated other comprehensive income of $345 and $392, respectively, consisted of net unrealized gains on short-term investments and cumulative foreign currency translation adjustment.

Comprehensive income is determined as follows:

	Three months ended
	March
	2009	2008

Net income	$12,340	$11,294
Unrealized gains on short-term investments	—	98
Cumulative foreign currency translation adjustment	(47)	78
Total comprehensive income	$12,293	$11,470

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(4)                     Net Income Attributable to Deckers Outdoor Corporation Common Stockholders per Share

Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three months ended March 31, 2009 and 2008, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of options to purchase common stock and NSUs.

The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three months ended
	March 31,
	2009	2008
Weighted-average shares used in basic computation	13,090,000	13,008,000
Dilutive effect of stock options and NSUs	111,000	167,000
Weighted-average shares used for diluted computation	13,201,000	13,175,000

All options outstanding as of March 31, 2009 and 2008 were included in the computation of diluted income per share.

The Company excluded 90,000 and 79,000 contingently issuable shares of common stock underlying its NSUs from the diluted net income per share computation for the three months ended March 31, 2009 and 2008, respectively.  The Company excluded all of its SARs and RSUs from the diluted net income per share computation for the three months ended March 31, 2009 and 2008.  The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through March 31, 2009 and 2008.

(5)                     Restricted Cash

In January 2007, the Company entered into an escrow agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank.  The escrow agreement was initiated in conjunction with the Company’s purchase obligation with a movie production company for advertising services.  As a result of the agreement, during the three months ended March 31, 2009, the Company paid $300 of the purchase obligation and the Company had $700 of restricted cash related to this obligation remaining as of March 31, 2009.  Film production was completed and the movie was released in March 2008. Accordingly, the Company recorded the full $1,250 obligation as advertising expense during the first quarter of 2008.  Of the total restricted cash related to this purchase obligation, $300 is short-term and is included as a current asset, and the remaining $400 is long-term and is included as a noncurrent asset in the Company’s condensed consolidated balance sheet at March 31, 2009.  The escrow agreement contains a disbursement schedule according to when the remaining funds will be disbursed to the production company, which is as follows:

January 2010	$300
January 2011	200
January 2012	200
$700

(6)                     Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) for financial assets and financial liabilities effective January 1, 2008 and for nonfinancial assets and liabilities beginning January 1, 2009.  The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.  SFAS 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

•                  Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•                  Level 2:  Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

•                  Level 3:  Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Short-term investments are classified as available for sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity.  Interest and dividends are included in interest income in the consolidated statements of income.  Securities with original maturities of three months or less are classified as cash equivalents.  Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements.  The fair values of the Company’s short-term investments are shown in the table below and were determined based on Level 1 inputs under SFAS 157.

	March 31, 2009			December 31, 2008
	Cost	Unrealized Gains	Fair Value	Cost	Unrealized Gains	Fair Value
Short-term Investments
Government and agency securities	$50,901	$46	$50,947	$17,930	$46	$17,976
Total short-term investments	$50,901	$46	$50,947	$17,930	$46	$17,976

(7)                     Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000.  Up to $10,000 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (3.25% at March 31, 2009) or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, (0.50% at March 31, 2009) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010.  At March 31, 2009, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $154.  As a result, $19,846 was available under the Facility at March 31, 2009.

The agreements underlying the Facility contain certain financial covenants, currently including a limitation on aggregate annual lease payments of $15,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter, a limitation on annual consolidated capital expenditures of $28,000, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004 plus 75% of consolidated net profit on a cumulative basis, and a requirement that the Company’s consolidated total liabilities to consolidated effective tangible net worth ratio be no greater than 1.50:1.00.  The agreements also contain a prohibition on the payment of dividends.

(8)                     Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. The Company adopted SFAS 141R on January 1, 2009, and applied the provisions to its new business combination.  Upon the adoption of SFAS 141R, the Company recorded a liability of $945, included in accrued expenses in the condensed consolidated balance sheet, that would not have otherwise been recorded when compared to the previous guidance of SFAS No. 141, “Business Combinations” (SFAS 141).

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (referred to as minority interests prior to SFAS 160) be reported as a separate

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. The Company adopted SFAS 160 on January 1, 2009, and applied the provisions to the Company’s current noncontrolling interest and reclassified it into equity on the condensed consolidated balance sheets.  In addition, net income and net income attributable to Deckers Outdoor Corporation have been adjusted on the condensed consolidated statements of income to conform to SFAS 160.

In April 2009, the FASB issued Staff Position No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1).  FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied the provisions of FSP 141R-1 effective January 1, 2009, and the adoption of the FSP did not have a material impact on the Company’s condensed consolidated financial statements.

(9)                     Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate interest, income taxes, non-operating income and expenses or certain unusual items to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units responsible for the worldwide wholesale operations of the UGG brand, Teva brand, Simple® brand, and its other brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive compensation, accounting and finance, legal, information technology, credit and collections, human resources and facilities costs, among others.  The gross profit derived from the sales to third parties of the eCommerce segment and the US retail store segment is separated into two components:  (i) the wholesale profit is included in the operating income or loss of each of the brands’ wholesale segments, and (ii) the retail profit is included in the operating income or loss of the eCommerce segment and the retail store segment.  The gross profit of the international portion of the retail segment includes both the wholesale and retail profit.

The Company’s other brands consist of TSUBO® and Ahnu.  In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC, and in March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc.  The wholesale operations of these brands are included as one reportable segment, other wholesale, presented in the figures below.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Net sales and operating income (loss) by business segment are summarized as follows:

	Three months ended
	March 31,
	2009	2008

Net sales to external customers:
UGG wholesale	$62,985	$35,382
Teva wholesale	34,637	36,809
Simple wholesale	3,654	4,388
Other wholesale	2,829	—
eCommerce	16,186	15,636
Retail stores	13,935	5,320
	$134,226	$97,535

Income (loss) from operations:
UGG wholesale	$27,393	$16,653
Teva wholesale	7,810	8,838
Simple wholesale	(2,475)	53
Other wholesale	(1,035)	—
eCommerce	4,927	5,193
Retail stores	1,016	269
Unallocated overhead costs	(18,310)	(13,946)
	$19,326	$17,060

Business segment asset information is summarized as follows:

	March 31,	December 31,
	2009	2008
Total assets for reportable segments:
UGG wholesale	$70,033	$158,726
Teva wholesale	54,008	43,999
Simple wholesale	8,049	7,693
Other wholesale	9,639	5,211
eCommerce	1,060	2,726
Retail stores	19,879	18,482
	$162,668	$236,837

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

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	March 31,	December 31,
	2009	2008
Total assets for reportable segments	$162,668	$236,837
Unallocated deferred tax assets	30,772	30,771
Unallocated cash and cash equivalents and short-term investments	230,020	194,780
Other unallocated corporate assets	22,493	21,333
Consolidated total assets	$445,953	$483,721

The Company sells its footwear products principally to customers throughout the US. The Company also sells its footwear products to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions. International sales were 24.0% and 19.3% of the Company’s total net sales for the three months ended March 31, 2009 and 2008, respectively.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10.0% of the Company’s net sales for either the three months ended March 31, 2009 or 2008.  As of March 31, 2009, no single customer represented more than 10.0% of net trade accounts receivable.  As of December 31, 2008, the Company had one customer representing 34.1% of net trade accounts receivable.

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

(10)               Commitments and Contingencies

The Company agreed to make loans to its joint venture with Stella International, should the need arise. The estimated total loans by Deckers and Stella International is expected to be approximately $4,000 contributed by both parties in proportion to their respective ownership in the joint venture.  The Company also entered into agreements to make potential future earn-out payments relating to its acquisitions of TSUBO, LLC and Ahnu, Inc.  The potential TSUBO, LLC earn-out is based on the amount, if any, that sales of TSUBO products exceed certain base revenue levels for each year from 2008 to 2012.  At March 31, 2009, the Company did not accrue any earn-out payments for TSUBO, LLC in accordance with SFAS 141.  The potential Ahnu, Inc. earn-out is based on the amount, if any, that gross profit of Ahnu products exceed certain base levels for each year from 2010 to 2013.  As of March 31, 2009, in accordance with SFAS 141R, $945 is included within accrued expenses in the condensed consolidated balance sheet.

The Company has certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries. The Company has paid certain amounts against these obligations and has also negotiated certain reductions of previously accrued amounts. In accordance with SFAS No. 5, “Accounting for Contingencies,” as of March 31, 2009, management has determined the remaining liability for such matters to be approximately $1,600, and has accrued this amount in other accrued expenses. The statute of limitations on this remaining liability lapses on June 30, 2009 and the amount may change or be eliminated in the second quarter of 2009 as a result of negotiations with the taxing authorities or the lapse of the statute. Because these matters relate in part to employment related tax matters, there is a level of subjectivity utilized in the interpretation of the application of tax and employment related laws and regulations. Accordingly, the amounts as ultimately negotiated and settled may differ from the Company’s estimates.

In September 2008, the Company entered into a pilot services agreement whereby a third party is providing the Company with selling services. In connection with this agreement, the Company has guaranteed the third party’s obligations to a merchant services provider. The Company may terminate this guarantee upon thirty days written notice to the merchant services provider. The agreement does not provide for a maximum payout; however, management believes the likelihood of any payments under

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

this guarantee is remote and would have an immaterial effect on the consolidated financial statements.  The Company determined this based upon an analysis of the third party’s historical financial data and sales and returns projections.

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

In February 2009, the Company entered into a contract requiring minimum purchase commitments of sheepskin of approximately $64,000 that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before December 31, 2010.  This contract may result in an unconditional purchase obligation, if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, the Company is required to purchase any remaining amounts on or before December 31, 2010. The contract does not permit net settlement.  The Company’s sheepskin purchases by third party factories supplying UGG product to the Company during 2008 exceeded this minimum purchase commitment, and the Company expects such purchases will exceed these levels in 2009 and 2010.  Therefore, management believes the likelihood of any payments under this contractual arrangement is remote and would have an immaterial effect on the consolidated financial statements.  The Company determined this based upon its historical and projected sales and inventory purchases.

(11)               Business Combinations

In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC.  The acquisition resulted in the recognition of goodwill of $3,496, nonamortizable intangible assets of $1,970 related to the TSUBO trademarks and trade name, as well as $470 of amortizable intangible assets related to TSUBO brand distributor relationships.  All of the TSUBO goodwill was written off as of December 31, 2008.

In March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc., an outdoor performance and lifestyle footwear brand.  The Company paid cash consideration in the form of a loan that was entered into concurrently with a definitive agreement for the acquisition of Ahnu, Inc.  In accordance with SFAS 141R, the acquisition-date fair value of the total consideration transferred was as follows:

Consideration
Cash paid	$1,675
Contingent consideration arrangement	945
$2,620

Total identifiable net assets	$1,863
Goodwill	757
$2,620

In addition, the Company may pay future earn-outs based on the amount, if any, that gross profit of Ahnu products exceed certain base levels for each year from 2010 to 2013.  The earn-out for each year, if any, will be payable within ninety days after the end of each year.  There is no maximum to this potential earn-out, however management believes the estimated undiscounted range of outcomes for this contingent consideration was zero to $8,800.  The weighted average fair value of the potential earn-out of $945, based on Level 3 inputs under SFAS 157, was included as purchase consideration and is included within accrued expenses in the condensed consolidated balance sheet as of March 31, 2009.

The Company made this acquisition because it believes that the Ahnu brand complements its existing portfolio of lifestyle brands, and that the Ahnu brand’s target consumer, product selection, industry niche and relative under-penetration in the marketplace make it a good fit for the Company. The preliminary purchase price allocation, subject to a measurement period not to exceed one year, resulted in the recognition of $757 of goodwill and amortizable intangible assets of $1,420 related to the Ahnu trademarks and trade name, and was determined, in part, based on the Company’s expectation that it can leverage its design, marketing and distribution capabilities to grow the Ahnu brand into a meaningful business over the next several years, consistent with the Company’s mission to build niche brands into global market leaders.  The goodwill is included in the Company’s other brands wholesale reportable segment and none of it is expected to be deductible for tax purposes.  The Company is in the process of obtaining a valuation report on the acquired intangible assets and earn-out liability and, once obtained, will finalize measurement of allocated assets and liabilities.  The trademarks and trade name are being amortized over ten years.

As of March 31, 2009 and December 31, 2008, the Company had total net goodwill of $6,859 and $6,101, respectively.

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

We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Part II, Item 1A, “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen.

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

The “Deckers,” “UGG,” “Teva,” “Simple,” “TSUBO,” and “Ahnu” families of related marks, images and symbols are our trademarks and intellectual property.  Other trademarks, trade names and service marks appearing in this report are the property of their respective holders.  References to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.  Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands, except for share quantity, per share data, and weighted-average wholesale prices per pair.

Overview

We are a leading designer, producer and brand manager of innovative, high-quality footwear and accessories and the category creator in the luxury sheepskin, sport sandal and sustainable footwear segments. We market our products primarily under three proprietary brands:

•                  UGG®: Authentic luxury sheepskin boots and a full line of luxury and comfort footwear and accessories;

•                  Teva®: High performance sport shoes and rugged outdoor footwear and accessories; and

•                  Simple®: Innovative sustainable-lifestyle footwear and accessories.

In addition to our primary brands, our newest brands include TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort and Ahnu®, a line of outdoor performance and lifestyle footwear.

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

Our business has been impacted by several important trends affecting our end markets:

•                  Recent changes in US and global economic conditions have adversely impacted businesses generally; some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

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

•                  continued geographic expansion across the US and internationally, and

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

Teva Brand Overview

Though participation in certain traditional outdoor recreational activities has declined recently, we continue to see consumer preferences shifting towards the outdoor lifestyle, and to new outdoor activities that can be done in a day or even an afternoon.  Because of Teva’s heritage in outdoor footwear, and continued commitment to outdoor performance and lifestyle product innovation, the brand has remained popular with outdoor athletes and enthusiasts, and is poised to capture a new generation of outdoor consumers entering the market.  Our spring and fall 2009 product lines include a mix of core performance product evolutions and new lifestyle product introductions.  Beginning with the introduction of our first fully complete closed-toe footwear collection in fall 2008, we have begun to reduce our reliance on sandal sales and optimal spring weather.

We see opportunities to grow the Teva brand within our core channels of distribution, core outdoor specialty and sporting goods.  We also plan to continue our expansion into the family footwear and department store channels, two channels with tremendous upside potential.  We believe through effective channel management and product line segmentation, we can grow both of these channels without alienating our core consumer or retailers in the outdoor specialty channel.  However, we cannot assure investors that these efforts will be successful.

Simple Brand Overview

The Simple brand is committed to innovation and bringing sustainable products to the market, growing the brand’s business, while at the same time bringing environmental awareness and creating meaningful, environmentally friendly products for a global market. The Simple brand is a leader in sustainable footwear and accessories.  We feel that how we make Simple products is just as important as why we make them.  That means our goal is to find more sustainable and innovative ways of doing business.  We are committed to our goal of making Simple products 100% sustainable, thus minimizing the ecological footprint left on the planet.  Green Toe®, our collection of sustainable footwear, represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes.

The progress in Green Toe has influenced the rest of the Simple product line, which has led to the development of additional product platforms, such as ecoSNEAKS®.  This product collection also uses sustainable materials such as water-based cements, certified organic cotton, British Leather Consortium (BLC) and International Standards Organization (ISO) 14001 leathers, hemp, and outsoles made from recycled car tires.  We promote our Simple brand by emphasizing that we make fashionable, youthful, functional and sustainable footwear.  Our goal is to create a dialogue with the consumer through all communication vehicles and to show people that sustainability is an emerging lifestyle for everyone, not just environmentally conscious individuals.  Our print advertising campaigns include national publications and alternative weekly publications in select cities around the world.  Our online advertising campaign reaches consumers through websites that focus on sustainability as well as popular culture.  Additionally, we sponsor environmental-themed concerts and green festivals to showcase and tell the sustainable lifestyle brand story.

Other Brands Overview

In May 2008, we acquired 100% of the ownership interest of TSUBO, LLC.  TSUBO, meaning pressure point in Japanese, is marketed as high-end casual footwear for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort.  The TSUBO brand has a rich heritage with consumers in major cities around the world, who appreciate design, pay attention to detail, and will not sacrifice comfort.  We intend to build on this heritage, positioning the TSUBO brand as the premium footwear solution for people in the city, providing all day comfort, style and quality.  The TSUBO brand strives to become well known in the most important style, design, architecture, art and fashion centers around the world.  We will continue to create product addressing consumers unique needs, all-day comfort, innovative style and superior quality.  At the same time, we will market to TSUBO consumers where they live, emphasizing regional advertising and in-market grass roots, product placement and public relations efforts.

In March 2009, we acquired 100% of the ownership interest of Ahnu, Inc.  Founded in 2006 and headquartered in Alameda, California, Ahnu is an outdoor performance and lifestyle footwear brand with products for men, women and children.  The name Ahnu is derived from the goddess of balance and well-being in Celtic mythology.  The brand focuses on balancing work and play, family and friends, and self and society.  The Ahnu brand product goal is to achieve uncompromising footwear performance by developing footwear that will provide the appropriate balance of traction, grip, flexibility, cushioning and durability for a variety of outdoor activities — whether on trails, beaches or sidewalks.  Ahnu products are sold throughout the US primarily at department stores and independent shoe stores, as well as in Canada and New Zealand.

We believe that the TSUBO and Ahnu brands complement our existing portfolio of lifestyle brands, and that the TSUBO and Ahnu brands’ target consumer, product selection, industry niche and relative under-penetration in the marketplace make these brands a good fit for us. We expect to leverage our design, marketing and distribution capabilities to grow these brands into meaningful brands over the next several years, consistent with our mission to build niche brands into global market leaders.  Nevertheless, we cannot assure investors that our efforts will be successful.

eCommerce Overview

Our eCommerce business, which sells all of our primary brands, enables us to meet the growing demand for these products, sell the products at retail prices and provide significant incremental operating income.  The eCommerce business enables us to interact and reinforce our relationships with the consumer.  Our Teva and UGG Australia websites both won BizRate’s Circle of Excellence Platinum Awards for both 2007 and 2008.  The award recognizes online retailers with top customer satisfaction ratings.  In recent years, our eCommerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase usage of the internet for footwear and other purchases.

Managing our eCommerce business requires us to focus on the latest trends and techniques for web design, to generate internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes.  We plan to continue to grow our internet business through improved website features and performance, increased marketing and international websites. Overall, our eCommerce business benefits from the strength of our brands and, as we grow our brands over time, we expect this division to continue to be an important segment of our business.  Nevertheless, we cannot assure investors that eCommerce sales will continue to grow at their recent pace or that revenue from our eCommerce business will not at some point decline.

Retail Stores Overview

Since spring 2008, we have opened five new concept stores: San Francisco, New York City, Beijing, and two in London; and we opened our sixth retail outlet store in New Jersey.  As of March 31, 2009, we have a total of 13 retail stores worldwide.  Continuing to build on the success of our existing UGG Australia stores, in 2009, we plan to open two additional domestic stores, the first being our seventh retail outlet to be located in the Desert Hills Premium Outlets in Cabazon, California.  Internationally, our stores in the UK and China were successful in their first holiday season.  For 2009, we plan to continue to expand by opening five new stores: one in Japan, one in China, and three in the UK.  In early May 2009, we took over the Japan store from our Japanese distributor and reopened it as a company-owned store.

In July 2008, we entered into a joint venture agreement with an affiliate of Stella International Holdings Limited, or Stella International, for the opening of retail stores and wholesale distribution for the UGG brand in China.  Under this agreement, we opened our first UGG Australia concept store in Beijing in December 2008.  The joint venture is owned 51% by Deckers and 49% by Stella International.

Our retail stores enable us to directly impact our customers’ experience, meet the growing demand for these products, sell the products at retail prices and provide us with incremental annual operating income.   In addition, our UGG Australia concept stores allow us to showcase our entire line, whereas a retailer may not carry the whole line.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters of each year and the highest percentage of Teva brand net sales occurring in the first and second quarters.  To date, our other brands have not had a seasonal impact on the Company.

2009
First Quarter
Net sales	$134,226
Income from operations	$19,326

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$97,535	$91,116	$197,288	$303,506
Income (loss) from operations*	$17,060	$(6,944)	$43,081	$63,722

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$72,575	$52,730	$129,381	$194,243
Income from operations	$15,072	$2,864	$30,660	$56,957

* Included in income (loss) from operations in the second quarter of 2008 is a $14,900 impairment loss on our Teva trademarks. Included in the fourth quarter of 2008 is a $20,925 impairment loss on our Teva trademarks, Teva goodwill, and TSUBO goodwill.

With the dramatic growth in the UGG brand in recent years, combined with the introduction of a fall Teva product line, net sales in the last half of the year have exceeded that for the first half of the year.  Given our expectations for each of our brands in 2009, we currently expect this trend to continue.  Nonetheless, actual results could differ materially depending upon the economic environment, consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties.  See Part II, Item 1A, “Risk Factors.”

Results of Operations

The following table sets forth certain operating data for the periods indicated.

	Three Months Ended
	March 31,
	2009	2008

Net sales by location:
U.S.	$102,011	$78,691
International	32,215	18,844
Total	$134,226	$97,535

Net sales by product line and eCommerce and retail store business:
UGG:
Wholesale	$62,985	$35,382
eCommerce	14,581	14,174
Retail stores	13,803	5,198
Total	91,369	54,754
Teva:
Wholesale	34,637	36,809
eCommerce	871	869
Retail stores	57	48
Total	35,565	37,726
Simple:
Wholesale	3,654	4,388
eCommerce	667	593
Retail stores	75	74
Total	4,396	5,055
Other:
Wholesale	2,829	—
eCommerce	67	—
Total	2,896	—

Total	$134,226	$97,535

Income (loss) from operations by product line and eCommerce and retail store business:
UGG wholesale	$27,393	$16,653
Teva wholesale	7,810	8,838
Simple wholesale	(2,475)	53
Other wholesale	(1,035)	—
eCommerce	4,927	5,193
Retail stores	1,016	269
Unallocated overhead costs	(18,310)	(13,946)
Total	$19,326	$17,060

The following table sets forth certain data as a percentage of net sales for the periods indicated, and the percent change in dollars of each item between the periods.

	Three Months Ended		Percent
	March 31,		Change
	2009	2008	2009 to 2008

Net sales	100.0%	100.0%	37.6%
Cost of sales	56.1	52.7	46.6
Gross profit	43.9	47.3	27.7
Selling, general and administrative expenses	29.5	29.8	36.1
Income from operations	14.4	17.5	13.3
Other income, net	(0.4)	(1.6)	(62.8)
Income before income taxes	14.8	19.1	6.7
Income taxes	5.6	7.6	2.7
Net income	9.2	11.6	9.4
Less: net income attributable to the noncontrolling interest	—	—	*
Net income attributable to Deckers Outdoor Corporation	9.2%	11.6%	9.3%

* Calculation of percentage change is not meaningful.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Overview.  For the three months ended March 31, 2009, we had net sales of $134,226 and income from operations of $19,326, compared to net sales of $97,535 and income from operations of $17,060 for the three months ended March 31, 2008.  The increase in net sales was primarily due to an increase in UGG product sales.  The increase in income from operations resulted primarily from the increase in net sales, partially offset by a lower gross margin and higher selling, general and administrative expenses.

Net Sales.  Net sales increased by $36,691, or 37.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This increase was primarily driven by strong sales for the UGG brand.  In addition, our weighted-average wholesale selling price per pair increased 22.0% to $28.70 for the three months ended March 31, 2009 from $23.52 for the three months ended March 31, 2008, resulting primarily from higher UGG sales, which generally carry a higher average selling price.  During the quarter, we experienced an increase in the number of pairs sold of our UGG brand, as well as contributions from our new brands, partially offset by a decrease in the number of pairs sold of our Simple and Teva brands, resulting in an 11.8% overall increase in the volume of footwear sold for all brands to approximately 3.8 million pairs for the three months ended March 31, 2009 compared to approximately 3.4 million pairs for the three months ended March 31, 2008.

Wholesale net sales of our UGG brand increased by $27,603, or 78.0%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an increase in the total number of pairs sold both domestically and internationally.  We cannot assure investors that UGG brand sales will continue to grow at their past pace or that revenue from UGG products will not at some point decline.

Wholesale net sales of our Teva brand decreased by $2,172, or 5.9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a decrease in the number of pairs sold, partially offset by an increase in the weighted-average wholesale selling price per pair.

Wholesale net sales of our Simple brand decreased by $734, or 16.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a decrease in the weighted-average wholesale selling price per pair as well as a decrease in the number of pairs sold.

Wholesale net sales of our other brands, which we did not own during the three months ended March 31, 2008, were $2,829 for the three months ended March 31, 2009.

Net sales of our eCommerce business increased by $550, or 3.5%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The increase in net sales included an increase in UGG brand eCommerce sales of $407, or 2.9%, flat Teva brand eCommerce sales, an increase in Simple brand eCommerce sales of $74, or 12.5%, and other brands’ eCommerce sales of $67.  With the decline in the economy, we do not expect our historical growth rates to continue and cannot assure investors that our eCommerce sales will continue to increase.

Net sales of our retail store business increased by $8,615, or 161.9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in net sales was driven by an increase in sales of UGG products of $8,605, or 165.5%.  The increase in UGG sales was partially due to the addition of six new stores opened since March 31, 2008. We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full first quarter of 2008 and 2009, same store sales grew by 29.3%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined increased by $13,371, or 71.0%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, representing 24.0% of net sales for the three months ended March 31, 2009 compared to 19.3% of net sales for the three months ended March 31, 2008.  The majority of the international sales growth was from the UGG brand in each of our international markets, led by the European region.

Gross Profit.  Gross profit increased by $12,765, or 27.7%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  As a percentage of net sales, gross margin decreased to 43.9% for the three months ended March 31, 2009, compared to 47.3% for the three months ended March 31, 2008, primarily due to our wholesale business growing at a higher rate than our eCommerce business for the first quarter of 2009 versus 2008.  In addition, closeout sales were higher in the first quarter of 2009 compared to 2008. Also, first quarter 2008 gross margins were positively impacted by a reduction in the estimates for sales returns.  Our gross margins fluctuate based on several factors, and we expect our gross margin to increase slightly for the full year of 2009 compared to 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, or SG&A, increased by $10,499, or 36.1%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  As a percentage of net sales, SG&A decreased slightly to 29.5% for the three months ended March 31, 2009 compared to 29.8% for the three months ended March 31, 2008.  The planned increase in SG&A in absolute dollars resulted primarily from an increase in payroll expenses, marketing expenses, including approximately $2,000 of additional marketing investments for our Simple and TSUBO brands, and six new retail stores that were not open in the first quarter of 2008.

Income from Operations.  Income from operations increased by $2,266, or 13.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This increase is due to the increase in net sales, partially offset by the lower gross margin and higher selling, general and administrative expenses.

Income from operations of UGG brand wholesale increased by $10,740, or 64.5%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The increase was primarily the result of the higher sales volumes as well as lower bad debt expenses and lower divisional selling expenses, partially offset by lower gross margins and increased marketing and promotional expenses.

Income from operations of Teva brand wholesale decreased by $1,028, or 11.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This decrease resulted primarily from lower sales and gross margins and increased bad debt expenses, partially offset by decreased division expenses including our portion of the production costs for the documentary IMAX film, “Grand Canyon Adventure, River at Risk” in the three months ended March 31, 2008.

Loss from operations of Simple brand wholesale was $2,475 for the three months ended March 31, 2009 compared to income from operations of $53 for the three months ended March 31, 2008.  This decline in income from operations was primarily due to lower gross margins attributed to an increased impact of closeout sales, increased inventory write-downs and lower sales.  In addition, we recognized our planned increase in marketing and promotional expenses.

Loss from operations of our other brands wholesale was $1,035 for the three months ended March 31, 2009.  We are implementing a new marketing campaign and investing in re-launching our TSUBO brand, since our acquisition in May 2008.  Our Ahnu brand is still a new brand in the marketplace. Because of these reasons, as well as the economic recession, we expect to continue reporting a loss from operations for our other brands for at least the remainder of 2009.

Income from operations of our eCommerce business decreased by $266, or 5.1%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This was due to slightly lower gross margins and higher operating costs, partially offset by the increase in net sales.

Income from operations of our retail store business increased by $747, or 277.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This was primarily due to the increase in net sales, partially offset by lower domestic gross margins and higher operating expenses primarily related to our new store openings.

Unallocated overhead costs increased by $4,364, or 31.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, resulting primarily from higher corporate payroll costs resulting from planned increase in headcount and higher distribution center costs, both related to our continued growth.

Other (Income) Expense, Net.  Interest income decreased by $793, or 57.1%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  The decrease resulted primarily from a shift in our investment mix to a greater percentage of safer, more liquid and lower yielding investments, as well as lower overall market interest rates.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Three months ended
	March 31,
	2009	2008
Income tax expense	$7,571	$7,374
Income tax rate	38.0%	39.5%

The decrease in the effective tax rate was primarily due to the increase in our projected annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in foreign jurisdictions are taxed at significantly lower rates than the US.

Net Income Attributable to the Noncontrolling Interest.  Net income attributable to the noncontrolling interest in our joint venture with Stella International, which was formed in July 2008, was $13 for the three months ended March 31, 2009.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income increased by $1,046, or 9.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, as a result of the items discussed above.  Our diluted earnings per share increased by 8.1% to $0.93 for the three months ended March 31, 2009 compared to $0.86 in the same period of 2008, primarily as a result of the increase in net income.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements consisting of operating lease obligations and purchase obligations.  See “Contractual Obligations” below.

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

Since the latter part of 2007, US and foreign credit markets have experienced adverse conditions, including unusual volatility and a lack of secondary market liquidity, which conditions have presented, and continue to present, significant challenges to the investment markets and have limited the availability of short-term debt for working capital. While it is difficult to predict how long these adverse conditions will exist, these factors, if they continue, could adversely impact our future financial condition and our future results of operations.

The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. The UGG brand generally builds its fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling season, which historically occur during the third and fourth quarters, whereas the Teva brand generally begins to build its inventory levels beginning in the fourth and first quarter in anticipation of the spring selling season that occurs in the first and second quarters.

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

Cash from Operating Activities.  Net cash provided by operating activities was $39,498 and $21,367 for the three months ended March 31, 2009 and 2008, respectively.  The increase in net cash provided by operating activities was primarily due to a greater decrease in inventory and accounts receivable in the first three months of 2009 compared to the first three months of 2008. The larger decrease in inventory was primarily due to timing of our inventory purchases, as well as higher sales in the three months ended March 31, 2009 versus March 31, 2008.  The larger decrease in accounts receivable was primarily due to increased cash collections in the three months ended March 31, 2009 versus the same period in 2008.  These changes were partially offset by a greater decrease in trade accounts payable in the first three months of 2009 compared to the first three months of 2008.   The decrease in trade accounts payable was primarily due to a decrease in our inventory purchases and other expenses near the end of the period ended March 31, 2009 compared to March 31, 2008.  Net working capital improved by $10,838 to $328,593 as of March 31, 2009 from $317,755 as of December 31, 2008, primarily as a result of higher short-term investments balances and lower trade accounts payable, accrued expenses, and income taxes payable.  The increase in working capital was partially offset by the lower trade accounts receivable and inventory balances.  Changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.

Cash from Investing Activities.  For the three months ended March 31, 2009, net cash used in investing activities was $37,454, which resulted primarily from purchases of short-term investments.  For the three months ended March 31, 2008, net cash provided by investing activities was $4,769, which was comprised primarily of net sales of short-term investments.  This was partially offset by purchases of property and equipment, primarily related to progress payments toward a new inventory pick module in our distribution center, leasehold improvements and new furniture for additional corporate offices, and computer hardware and software.

Cash from Financing Activities.  For the three months ended March 31, 2009, net cash provided by financing activities was $193 compared to $434 for the three months ended March 31, 2008.  For both periods, the net cash provided by financing activities primarily consisted of the excess tax benefits from share-based compensation.  For the three months ended March 31, 2009, net cash provided by financing activities was offset by cash paid for shares withheld for taxes from employee stock unit vestings.

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and trade accounts payable.  At March 31, 2009, working capital was $328,593, including $179,073 of cash and cash equivalents and $50,947 of short-term investments.  Trade accounts receivable decreased by 47.9% to $56,298 at March 31, 2009 from $108,129 at December 31, 2008, primarily due to increased cash collections and normal seasonality.  Accounts receivable turnover increased to 9.7 times in the twelve months ended March 31, 2009 from 8.9 times in the twelve months ended December 31, 2008. The increase was due primarily to higher sales for the twelve months ended March 31, 2009 compared to the twelve months ended December 31, 2008.

Inventories decreased 28.4% to $66,399 at March 31, 2009 from $92,740 at December 31, 2008, reflecting a $24,429, $2,488 and $442 decrease in UGG, Teva, and Simple brand inventory, respectively, and a $1,018 increase in all other brands’ inventory.  The overall decrease in inventory as of March 31, 2009 was largely due to normal seasonality.  Inventory turnover was 4.3 times for the twelve months ended March 31, 2009 compared to 4.1 times for the twelve months ended December 31, 2008.

Our revolving credit facility with Comerica Bank, or the Facility, provides for a maximum availability of $20,000.  Up to $10,000 of borrowings may be in the form of letters of credit.  The Facility bears interest at the lender’s prime rate (3.25% at March 31, 2009) or, at our option, at the London Interbank Offered Rate, or LIBOR, (0.50% at March 31, 2009) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets.  The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010.  At March 31, 2009, we had no outstanding borrowings under the Facility and outstanding letters of credit of $154.  As a result, $19,846 was available under the Facility at March 31, 2009.

The agreements underlying the Facility contain certain financial covenants, currently including a limitation on aggregate annual lease payments of $15,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter, a limitation on annual consolidated capital expenditures of $28,000, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004, plus 75% of consolidated net profit on a cumulative basis, and a requirement that our consolidated total liabilities to consolidated effective tangible net worth ratio be no greater than 1.50:1.00.  The agreements also contain a prohibition on the payment of dividends.  At March 31, 2009, we were in compliance with all covenants and remain so as of the date of this report.

As of March 31, 2009, we had no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2009 will range from approximately $16,000 to $18,000. We anticipate those will primarily include the build-out of new retail stores as well as remodels of certain existing stores, inventory pick module and other warehouse upgrades, and miscellaneous computer hardware and software.  The actual amount of capital expenditures for the remainder of 2009 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

We believe that internally generated funds, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, the global economic conditions, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit and market volatility, among others.  Please refer to our Annual Report on Form 10-K under Item 1A. Risk Factors and this Quarterly Report on Form 10-Q under Item 1A. Risk Factors for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new facility or draw on our existing Facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We may, from time to time, evaluate acquisitions of other businesses or brands.  As of March 31, 2009, there were no material binding understandings, commitments or agreements with respect to the acquisition of any other businesses.

Contractual Obligations.  The following table summarizes our contractual obligations at March 31, 2009, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$67,736	$11,656	$23,483	$13,826	$18,771
Purchase obligations(2)	261,790	260,600	1,190	—	—
Unrecognized tax benefits(3)	2,208	—	2,208	—	—
Total	$331,734	$272,256	$26,881	$13,826	$18,771

(1)          Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and corporate and regional offices.  Other long-term liabilities on our condensed consolidated balance sheet include primarily deferred rents, which are included in operating lease obligations in this table.

(2)          Our purchase obligations consist largely of purchase orders, promotional expenses, service contracts, and minimum purchase commitments.  Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year.  These are outstanding open orders and not minimum obligations.  Our promotional expenditures and service contracts are due periodically through 2012.  In February 2009, we entered into a contract requiring minimum purchase commitments of sheepskin of approximately $64,000 that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before December 31, 2010.  This contract may result in an unconditional purchase obligation, if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, Deckers is required to purchase any remaining amounts on or before December 31, 2010.  Our sheepskin purchases by third party factories supplying UGG product to us during 2007 and 2008 exceeded this minimum purchase commitment, and we expect such purchases will exceed these levels in 2009 and 2010.  Therefore, we do not anticipate having to make any payments under this contractual arrangement, however we are not able to reasonably estimate when or if cash payments will occur and have included these amounts in this table.  We believe this will not materially affect our liquidity or results of operations, as it is in the normal course of our business.

(3)          The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized.

In addition to the amounts in the table above, we have entered into other off-balance sheet arrangements.  We agreed to make loans to our joint venture with Stella International, should the need arise. The estimated total loans by Deckers and Stella International is

expected to be approximately $4,000 contributed by both parties in proportion to their respective ownership in the joint venture.   We also have potential future earn-out payments relating to our May 2008 acquisition of TSUBO, LLC and our March 2009 acquisition of Ahnu, Inc.  The potential earn-out for TSUBO, LLC is based on the amount, if any, that sales of TSUBO products exceed certain base revenue levels for each year from 2008 to 2012.  See Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion.  The potential earn-out for Ahnu, Inc. is based on the amount, if any, that gross profit of Ahnu products exceed certain base levels for each year from 2010 to 2013.  See Note 11, “Business Combinations,” to the condensed consolidated financial statements for further discussion.  These amounts were excluded from the table above as all conditions for the earn-out payments have not been met.  Earn-out payments of $945 were included as purchase consideration for Ahnu, Inc. and are included within accrued expenses in the condensed consolidated balance sheet as of March 31, 2009.

See Note 10 to the condensed consolidated financial statements for a discussion of certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries.

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period.  Management bases these estimates and assumptions upon historical experience, existing, known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable.  Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a potential material change in the financial statement presentation of our financial condition or results of operations. We have historically been materially accurate in our estimates used for the reserves and allowances below.  We believe that the estimates and assumptions below are among those most important to an understanding of our consolidated financial statements contained in this report.

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay.  We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience, and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts.  Reserves have been established for all probable losses of this nature.  The gross trade accounts receivable balance was $64,401 and the allowance for doubtful accounts was $2,909, or 4.5% of accounts receivable, at March 31, 2009, compared to accounts receivable of $118,835 and the allowance of $2,482, or 2.1% of accounts receivable, at December 31, 2008.  The increase in the allowance as a percentage of accounts receivable at March 31, 2009 compared to December 31, 2008 was primarily due to additional downgrading of the collectability of several accounts due to current economic conditions, which increased the reserve percentage applied to those accounts.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at March 31, 2009 by approximately $440.

Reserve for Sales Discounts.  A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines.  We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts.  The reserve for discounts was $1,302, or 2.0% of gross accounts receivable, at March 31, 2009 and $4,241, or 3.6% of gross accounts receivable, at December 31, 2008.  The decrease in the reserve as a percentage of accounts receivable was primarily due to a lower percentage of total outstanding customer balances being eligible for terms discounts as of March 31, 2009 compared to December 31, 2008.  Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at March 31, 2009 by approximately $130.

Allowance for Estimated Returns.  We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors. The allowance for returns was $1,747, or 2.7% of gross accounts receivable, at March 31, 2009 and $2,335, or 2.0% of gross accounts receivable, at December 31, 2008.  The increase in the allowance as a percentage of accounts receivable was primarily due to an increase in the timing estimate for damaged product returns.  Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at March 31, 2009 by approximately $780.

Allowance for Estimated Chargebacks. When our customers pay their invoices, they often take deductions for chargebacks against their invoices, which we seldom recover.  Therefore, we record an allowance for the balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances.  This estimate is based on historical trends of the timing of chargebacks taken against invoices.  The allowance for chargebacks was $2,145 at March 31, 2009 and $1,648 at December 31, 2008.  The increase in the allowance from March 31, 2009 compared to December 31, 2008 was primarily because many of the open chargebacks were carried over from the fourth quarter of 2008, as the period to resolve the chargebacks has become longer.

Inventory Write-Downs.  Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory.  In doing so, we write the inventory down to the lower of cost or estimated future net selling prices.  At March 31, 2009, inventories were stated at $66,399, net of inventory write-downs of $2,783.  At December 31, 2008, inventories were stated at $92,740, net of inventory write-downs of $3,680.  The decrease in inventory write-downs at March 31, 2009 compared to December 31, 2008 was primarily due to the sell-through of previously written-down inventory, primarily in our Teva brand inventories.  Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at March 31, 2009 by approximately $340.

Valuation of Goodwill, Intangible and Other Long-Lived Assets.  Annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the impairment of goodwill, intangible and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying amount of these assets individually. We test goodwill and nonamortizable intangible assets for impairment on an annual basis based on the fair value of the reporting unit for goodwill and the fair value of the assets for nonamortizable intangibles compared to their respective carrying value. We consider other long-lived assets to be impaired if we determine that the carrying value may not be recoverable. Among other considerations, we consider the following factors:

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

Share-based Compensation Expense. Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, requires that share-based payment transactions with employees be accounted for using the fair value method and expensed ratably over the vesting period of the award.  Share-based compensation expense is based on the fair values of all share-based awards as of the grant date. Determining the expense of share-based awards at the grant date requires judgment, including estimating the percentage of awards that will be forfeited, probabilities of meeting criteria for performance-based awards, stock volatility, the expected life of the award, and other inputs.  If actual forfeitures differ significantly from the estimates, share-based compensation expense and our results of operations could be materially impacted.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments.  Although we have used foreign currency hedges in the past, we currently do not utilize forward contracts or other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, as the majority of our purchases and sales for the foreseeable future will be denominated in US currency.  As our international operations grow and we increase purchases and sales in foreign currencies, we will evaluate and utilize derivative instruments, as needed, to hedge our foreign currency exposures.

Although the majority of our sales and inventory purchases are denominated in US currency, our sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured.  If the US dollar strengthens, it may result in increased pricing pressure on our distributors, which may have a negative impact on our net sales and gross margins.  We are unable to estimate the amount of any impact on sales and gross margins attributed to pricing pressures caused by fluctuations in exchange rates.

Market Risk.  Our market risk exposure with respect to financial instruments is to changes in the prime rate in the US and changes in LIBOR.  Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR.  At March 31, 2009, we had no outstanding borrowings under the revolving line of credit.  A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets and liabilities. We manage these risks by attempting to denominate contractual and other foreign arrangements in US dollars and by maintaining a significant percentage of our liabilities in US dollars.  We do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss.  As of the date of this Quarterly Report on Form 10-Q, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer believe that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.      Legal Proceedings.

We are involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect on our financial condition or results of operations. Additionally, we have many pending disputes in the US Patent and Trademark Office, foreign trademark offices and US federal and foreign courts regarding unauthorized use or registration of our brand trademarks. We also are aware of many instances throughout the world in which a third party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva and UGG products.

Item 1A.   Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 2, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 28 of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: May 11, 2009	/s/ Zohar Ziv
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

3.2*	Restated Bylaws of Deckers Outdoor Corporation, as amended by the Board of Directors through March 11, 2009.
31.1*	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

# Management contract or compensatory plan or arrangement.