Form 10-Q
period 2009-06-30
DECKERS OUTDOOR CORP
filed 2009-08-10
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2009

Common Stock, $0.01 par value	13,134,341

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	June 30,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$108,163	$176,804
Restricted cash	300	300
Short-term investments	67,144	17,976
Trade accounts receivable, net of allowances of $6,538 and $10,706 as of June 30, 2009 and December 31, 2008, respectively	63,068	108,129
Inventories	145,644	92,740
Prepaid expenses and other current assets	4,849	3,691
Deferred tax assets	13,324	13,324
Total current assets	402,492	412,964

Restricted cash	400	700
Property and equipment, at cost, net	32,637	28,318
Intangible assets, net	24,934	24,034
Deferred tax assets	17,447	17,447
Other assets	458	258
Total assets	$478,368	$483,721

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$51,442	$42,960
Accrued expenses	13,218	27,672
Income taxes payable	3,527	24,577
Total current liabilities	68,187	95,209

Long-term liabilities	5,185	3,847

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 50,000 and 20,000 shares; issued and outstanding 13,134 and 13,089 shares as of June 30, 2009 and December 31, 2008, respectively	131	131
Additional paid-in capital	120,426	115,214
Retained earnings	283,734	268,515
Accumulated other comprehensive income	391	392
Total Deckers Outdoor Corporation stockholders’ equity	404,682	384,252
Noncontrolling interest	314	413
Total equity	404,996	384,665
Total liabilities and equity	$478,368	$483,721

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$102,548	$91,116	$236,774	$188,651
Cost of sales	61,763	54,776	137,076	106,163
Gross profit	40,785	36,340	99,698	82,488

Selling, general and administrative expenses	36,560	28,384	76,147	57,472
Impairment loss	1,000	14,900	1,000	14,900
Income (loss) from operations	3,225	(6,944)	22,551	10,116

Other (income) expense, net:
Interest income	(276)	(663)	(872)	(2,052)
Interest expense	(940)	39	(923)	71
Other, net	(23)	(6)	(42)	(257)
	(1,239)	(630)	(1,837)	(2,238)
Income (loss) before income taxes	4,464	(6,314)	24,388	12,354

Income taxes	1,697	(2,494)	9,268	4,880
Net income (loss)	2,767	(3,820)	15,120	7,474
Net loss attributable to noncontrolling interest	112	—	99	—
Net income (loss) attributable to Deckers Outdoor Corporation	$2,879	$(3,820)	$15,219	$7,474

Net income (loss) attributable to Deckers Outdoor Corporation common stockholders per share:
Basic	$0.22	$(0.29)	$1.16	$0.57
Diluted	$0.22	$(0.29)	$1.15	$0.57

Weighted-average common shares outstanding:
Basic	13,116	13,032	13,103	13,020
Diluted	13,210	13,032	13,208	13,178

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$15,120	$7,474
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	4,723	2,649
Provision for doubtful accounts, net	468	298
Write-down of inventory	1,669	1,107
Impairment loss	1,000	14,900
Share-based compensation	4,873	3,390
Other	(3)	6
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of Ahnu, Inc.:
Restricted cash	300	117
Trade accounts receivable	44,817	17,209
Inventories	(52,755)	(62,133)
Prepaid expenses and other current assets	(1,047)	(1,531)
Income taxes receivable	—	(4,260)
Other assets	(200)	(27)
Trade accounts payable	7,901	14,244
Accrued expenses	(17,715)	(5,950)
Income taxes payable	(20,384)	(17,498)
Long-term liabilities	1,338	2,639
Net cash used in operating activities	(9,895)	(27,366)

Cash flows from investing activities:
Purchases of short-term investments	(66,948)	(173,714)
Proceeds from sales of short-term investments	16,903	239,334
Purchases of property and equipment	(6,563)	(9,787)
Acquisitions of businesses	(1,675)	(5,876)
Net cash (used in) provided by investing activities	(58,283)	49,957

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(1,124)	—
Excess tax benefits from share-based compensation	659	2,340
Cash received from issuances of common stock	—	210
Net cash (used in) provided by financing activities	(465)	2,550

Effect of exchange rates on cash	2	(30)
Net change in cash and cash equivalents	(68,641)	25,111
Cash and cash equivalents at beginning of period	176,804	54,525
Cash and cash equivalents at end of period	$108,163	$79,636

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$28,854	$24,297
Interest	$4	$561
Non-cash investing activity:
Accruals for purchases of property and equipment	$1,456	$788
Non-cash financing activity:
Accruals for shares withheld for taxes	$363	$862

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto.  For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated subsequent events through the date of this report, which represents the date the condensed consolidated financial statements were issued.

(b)         Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.  Significant areas requiring the use of management estimates relate to inventory reserves; allowances for bad debts, returns, chargebacks and discounts; share-based compensation; impairment assessments; depreciation and amortization; income tax liabilities and uncertain tax positions; fair value of financial instruments; and fair values of acquired intangibles, assets and liabilities. Actual results could differ materially from these estimates.

(c)          Reclassifications

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(2)                      Stockholders’ Equity

In May 2009, the shareholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 shares to 50,000,000 shares.

In June 2009, the Company announced that the Board of Directors approved a stock repurchase program to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  The purchases will be funded from available working capital.  As of June 30, 2009, the Company did not repurchase any of its common stock under this program.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(3)                      Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. At June 30, 2009 and December 31, 2008, accumulated other comprehensive income of $391and $392, respectively, consisted of net unrealized gains on short-term investments and cumulative foreign currency translation adjustment.

Comprehensive income (loss) is determined as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$2,767	$(3,820)	$15,120	$7,474
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	5	(3)	5	95
Cumulative foreign currency translation adjustment	41	—	(6)	78
Total other comprehensive income (loss)	46	(3)	(1)	173

Comprehensive income (loss)	2,813	(3,823)	15,119	7,647
Comprehensive loss attributable to noncontrolling interest	112	—	99	—
Comprehensive income (loss) attributable to Deckers Outdoor Corporation	$2,925	$(3,823)	$15,218	$7,647

(4)                      Net Income (Loss) Attributable to Deckers Outdoor Corporation Common Stockholders per Share

Basic net income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period.  Diluted net income (loss) per share represents net income (loss) divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three and six months ended June, 30, 2009 and 2008, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of NSUs and options to purchase common stock.

The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted-average shares used in basic computation	13,116,000	13,032,000	13,103,000	13,020,000
Dilutive effect of NSUs and stock options	94,000	—	105,000	158,000
Weighted-average shares used for diluted computation	13,210,000	13,032,000	13,208,000	13,178,000

All options outstanding as of June 30, 2009 and 2008 were included in the computation of diluted income per share for the three and six months ended June 30, 2009 and for the six months ended June 30, 2008, respectively.  The Company excluded 157,000 options and NSUs that were not contingently issuable that were outstanding as of June 30, 2008 from the diluted net loss per share computation for the three months ended June 30, 2008, because they were anti-dilutive due to the net loss for the period.

The Company excluded 90,000 and 86,000 contingently issuable shares of common stock underlying its NSUs from the diluted net income (loss) per share computation for the three and six months ended June 30, 2009 and 2008, respectively.  The Company excluded all of its SARs and RSUs from the diluted net income per share computation for the three and six months ended June 30, 2009 and 2008, respectively.  The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through June 30, 2009 and 2008, respectively.

(5)                      Restricted Cash

In January 2007, the Company entered into an escrow agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank.  The agreement was initiated in conjunction with the Company’s purchase obligation with a movie production company for advertising services.  As a result of the agreement, during the six months ended June 30,

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

2009, the Company paid $300 of the purchase obligation and had $700 of restricted cash related to this obligation remaining as of June 30, 2009.  Film production was completed and the movie was released in March 2008. Accordingly, the Company recorded the full $1,250 obligation as advertising expense during the first quarter of 2008.  Of the total restricted cash related to this obligation, $300 is short-term and is included as a current asset, and the remaining $400 is long-term and is included as a noncurrent asset in the Company’s condensed consolidated balance sheet at June 30, 2009.  The agreement contains a disbursement schedule according to when the remaining funds will be disbursed to the production company, which is as follows:

January 2010	$300
January 2011	200
January 2012	200
$700

(6)                      Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, restricted cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities and off-balance sheet liabilities, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) and ASC 820 “Fair Value Measurements and Disclosures” (ASC 820) for financial assets and financial liabilities effective January 1, 2008 and for nonfinancial assets and liabilities beginning January 1, 2009.  The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.  SFAS 157 and ASC 820 prioritize the inputs used in measuring fair value into the following hierarchy:

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

Short-term investments are classified as available for sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and ASC 320 “Investments — Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity.  Interest and dividends are included in interest income in the condensed consolidated statements of operations.  Securities with original maturities of three months or less are classified as cash equivalents.  Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements.  The fair values of the Company’s short-term investments are shown in the table below and were determined based on Level 1 inputs under SFAS 157 and ASC 820.

	June 30, 2009			December 31, 2008
	Cost	Unrealized Gains	Fair Value	Cost	Unrealized Gains	Fair Value
Short-term Investments
Government and agency securities	$67,093	$51	$67,144	$17,930	$46	$17,976
Total short-term investments	$67,093	$51	$67,144	$17,930	$46	$17,976

The cost of securities sold is based on the specific identification method.  Proceeds from sales of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Proceeds from sales	$11,425	$79,404	$16,903	$239,334

(7)                      Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000.  Up to $12,500 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (3.25% at June 30, 2009) or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, (0.31% at June 30, 2009) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

At June 30, 2009, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $189.  As a result, $19,811 was available under the Facility at June 30, 2009.

The agreements underlying the Facility contain certain financial covenants.  The Company amended the Facility including certain financial covenants in June 2009.  The covenants currently include a limitation on aggregate annual lease payments of $20,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter (except for the current quarter ended June 30, 2009, there is a maximum net loss of $3,000), a limitation on annual consolidated capital expenditures of $25,000 in fiscal year 2009 and $15,000 in any fiscal year thereafter, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004 plus 75% of consolidated net profit on a cumulative basis, and a requirement that the Company’s consolidated total liabilities to consolidated effective tangible net worth ratio be no greater than 1.50:1.00.  The agreements also contain a prohibition on the payment of dividends.

(8)                      Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (SFAS 141R) and ASC 805 “Business Combinations” (ASC 805). The objective of SFAS 141R and ASC 805 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R and ASC 805 require that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” SFAS 141R and ASC 805 also broaden the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. The Company adopted SFAS 141R and ASC 805 on January 1, 2009, and applied the provisions to its new business combination.  In its business combinations accounted for under SFAS 141R and ASC 805, the Company recorded a liability of $820, included in long-term liabilities in the condensed consolidated balance sheet, that would not have otherwise been recorded when compared to the previous guidance of SFAS No. 141, “Business Combinations” (SFAS 141).

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160) and ASC 810 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (ASC 810). The objective of SFAS 160 and ASC 810 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 and ASC 810 specify that noncontrolling interests (referred to as minority interests prior to SFAS 160 and ASC 810) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. The Company adopted SFAS 160 and ASC 810 on January 1, 2009, and applied the provisions to the Company’s current noncontrolling interest and reclassified it into equity on the condensed consolidated balance sheets.  In addition, net income (loss) and net income (loss) attributable to Deckers Outdoor Corporation have been adjusted on the condensed consolidated statements of operations to conform to SFAS 160 and ASC 810.

In April 2009, the FASB issued Staff Position No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1) and ASC 805 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805).  FSP 141R-1 and ASC 805 amend the provisions in Statement 141R and ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and ASC 805 and instead carries forward most of the provisions in SFAS 141 and ASC 805 for acquired contingencies. FSP 141R-1 and ASC 805 are effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied the provisions of FSP 141R-1 and ASC 805 effective January 1, 2009, and the adoption of the FSP did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165) and ASC 855 “Subsequent Events” (ASC 855).  The standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued.  SFAS 165 and ASC 855 are effective for

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

interim or annual financial periods ending after June 15, 2009.  The Company applied the requirements of SFAS 165 and ASC 855 to its condensed consolidated financial statements for the period ended June 30, 2009, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168) and ASC 105 “Generally Accepted Accounting Principles” (ASC 105).  SFAS 168 and ASC 105 establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 and ASC 105 are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has included both references in its condensed consolidated financial statements for the period ending June 30, 2009.

(9)                      Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate share-based compensation, interest, non-operating income and expenses, income taxes, net income (loss) attributable to the noncontrolling interest, or certain unusual items to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units responsible for the worldwide wholesale operations of the UGG brand, Teva brand, Simple® brand, and its other brands, its eCommerce business and its retail store business.  The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive compensation, accounting and finance, legal, information technology, credit and collections, human resources and facilities costs, among others.  The gross profit derived from the sales to third parties of the eCommerce segment and the US retail store segment is separated into two components:  (i) the wholesale profit is included in the operating income or loss of each of the brands’ wholesale segments, and (ii) the retail profit is included in the operating income or loss of the eCommerce segment and the retail store segment.  The gross profit of the international portion of the retail segment includes both the wholesale and retail profit.

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

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Net sales and operating income (loss) by business segment are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales to external customers:
UGG wholesale	$66,616	$54,373	$129,601	$89,755
Teva wholesale	20,175	22,888	54,812	59,697
Simple wholesale	2,384	3,728	6,038	8,116
Other wholesale	2,008	653	4,837	653
eCommerce	5,262	6,422	21,448	22,058
Retail stores	6,103	3,052	20,038	8,372
	$102,548	$91,116	$236,774	$188,651

Income (loss) from operations:
UGG wholesale	$23,072	$16,529	$50,465	$33,182
Teva wholesale	4,377	(9,093)	12,187	(255)
Simple wholesale	(2,721)	114	(5,196)	167
Other wholesale	(2,259)	(60)	(3,294)	(60)
eCommerce	552	1,512	5,479	6,705
Retail stores	(1,011)	(369)	5	(100)
Unallocated overhead costs	(18,785)	(15,577)	(37,095)	(29,523)
	$3,225	$(6,944)	$22,551	$10,116

Business segment asset information is summarized as follows:

	June 30,	December 31,
	2009	2008
Total assets for reportable segments:
UGG wholesale	$172,343	$158,726
Teva wholesale	38,598	43,999
Simple wholesale	6,186	7,693
Other wholesale	8,345	5,211
eCommerce	873	2,726
Retail stores	22,242	18,482
	$248,587	$236,837

The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets that are specifically identifiable with one of the Company’s business segments. Unallocated assets are the assets not specifically related to one of the segments and generally include the Company’s cash and cash equivalents, short-term investments, deferred tax assets, and various other assets shared by the Company’s segments. Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets are as follows:

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	June 30,	December 31,
	2009	2008
Total assets for reportable segments	$248,587	$236,837
Unallocated cash and cash equivalents and short-term investments	175,307	194,780
Unallocated deferred tax assets	30,771	30,771
Other unallocated corporate assets	23,703	21,333
Consolidated total assets	$478,368	$483,721

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 45.3% and 37.3% of the Company’s total net sales for the three months ended June 30, 2009 and 2008, respectively.  International sales were 33.1% and 28.0% of the Company’s total net sales for the six months ended June 30, 2009 and 2008, respectively.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10.0% of the Company’s net sales for either the six months ended June 30, 2009 or 2008.  As of June 30, 2009 and December 31, 2008, the Company had one customer representing 12.7% and 34.1% of net trade accounts receivable, respectively.

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

(10)                Commitments and Contingencies

The Company agreed to make loans to its joint venture with Stella International, should the need arise. The estimated total loans by Deckers and Stella International is expected to be approximately $4,000 contributed by both parties in proportion to their respective ownership in the joint venture.  The Company owns 51% of the joint venture. The Company also entered into agreements to make potential future earn-out payments relating to its acquisitions of TSUBO, LLC and Ahnu, Inc.  The potential TSUBO, LLC earn-out is based on the amount, if any, that sales of TSUBO products exceed certain predetermined base revenue levels for each year from 2008 to 2012.  At June 30, 2009, the Company did not anticipate, and therefore did not accrue, any earn-out payments for TSUBO, LLC in accordance with SFAS 141 and ASC 805.  The potential Ahnu, Inc. earn-out is based on the amount, if any, that gross profit of Ahnu products exceeds certain base levels for each year from 2010 to 2013.  As of June 30, 2009, in accordance with SFAS 141R and ASC 805, $820 is included for the Ahnu Inc. earn-out within long-term liabilities in the condensed consolidated balance sheet.

The Company had certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries. The Company paid certain amounts against these obligations and also negotiated certain reductions of previously accrued amounts. In accordance with SFAS No. 5, “Accounting for Contingencies” and ASC 450 “Contingencies,” as of June 30, 2009, management has determined that any remaining liability for such matters is remote.  Accordingly, the Company has reversed the previously accrued amount of approximately $1,600, primarily as a reduction of cost of sales of approximately $600 and interest expense of approximately $1,000, for the three and six months ended June 30, 2009.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.  The Company indemnifies its licensees, distributors and certain promotional partners in connection with claims alleging use of the Company’s licensed intellectual property.  The terms of the agreements range up to five years initially and do not provide for a limitation on the maximum potential future payments.  Management believes the likelihood of any payments is remote and would be immaterial.  The Company determined the risk was low based on a prior history of insignificant claims.  The Company is not currently involved in any indemnification matters in regards to its intellectual property.

In February 2009, the Company entered into a contract requiring minimum purchase commitments of sheepskin of approximately $64,000 that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before December 31, 2010.  This contract may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, the Company is required to purchase any remaining amounts on or before December 31, 2010. The contract does not permit net settlement.  The Company expects sheepskin purchases by third party factories supplying UGG product to the Company will exceed these levels in 2009 and 2010.  Therefore, management believes the likelihood of any non-performance payments under this contractual arrangement is remote and would have an immaterial effect on the condensed consolidated financial statements.  The Company determined this based upon its historical and projected sales and inventory purchases.

(11)                Business Combinations

In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC.  The acquisition resulted in the recognition of goodwill of $3,496, nonamortizable intangible assets of $1,970 related to the TSUBO trademarks and trade name, as well as $470 of amortizable intangible assets related to TSUBO brand distributor relationships.  All of the TSUBO goodwill was written off as of December 31, 2008.  In the three months ended June 30, 2009, the Company recorded an impairment loss of $1,000 on the TSUBO trademarks (see note 12).

In March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc., an outdoor performance and lifestyle footwear brand.  The Company paid cash consideration in the form of a loan that was entered into concurrently with a definitive agreement for the acquisition of Ahnu, Inc.  In accordance with SFAS 141R and ASC 805, the acquisition-date fair value of the total consideration transferred was as follows:

Consideration
Cash paid	$1,675
Contingent consideration arrangement	820
$2,495

Total identifiable net assets	$1,138
Goodwill	1,357
$2,495

In addition, the Company may pay future earn-outs based on the amount, if any, that gross profit of Ahnu products exceeds certain base levels for each year from 2010 to 2013.  The earn-out for each year, if any, will be payable within ninety days after the end of each year.  There is no maximum to this potential earn-out, however management believes the estimated undiscounted range of outcomes for this contingent consideration was zero to $8,800.  The weighted average fair value of the potential earn-out of $820, based on Level 3 inputs under SFAS 157 and ASC 820, was included as purchase consideration and is included within long-term liabilities in the condensed consolidated balance sheet as of June 30, 2009.

The Company made this acquisition because it believes that the Ahnu brand complements its existing portfolio of lifestyle brands, and that the Ahnu brand’s target consumer, product selection, industry niche and relative under-penetration in the marketplace make it a good fit for the Company. The preliminary purchase price allocation, subject to a measurement period not to exceed one year, resulted in the recognition of $1,357 of goodwill and amortizable intangible assets of $695 related to the Ahnu trademarks, trade name and customer relationships, and was determined, in part, based on the Company’s expectation that it can leverage its design, marketing and distribution capabilities to grow the Ahnu brand into a meaningful

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

business over the next several years, consistent with the Company’s mission to build niche brands into global market leaders.  The goodwill is included in the Company’s other brands wholesale reportable segment and none of it is expected to be deductible for tax purposes.  The Company adjusted the preliminary measurement of allocated assets and liabilities in the quarter ended June 30, 2009.  Such adjustments were immaterial to the condensed consolidated balance sheet and statements of operations.  The trademarks and trade name are being amortized over ten years and the customer relationships are being amortized over four years.

As of June 30, 2009 and December 31, 2008, the Company had total net goodwill of $7,458 and $6,101, respectively.

(12)                Goodwill and Other Intangible Assets

As of June 30, 2009, the Company did not reach its 2009 TSUBO brand period-to-date sales targets and reduced its long-term forecast for TSUBO brand sales.  These factors were indicators that the TSUBO intangible assets were possibly impaired.  As a result, in accordance with SFAS 142 and ASC 350 “Intangibles — Goodwill and Other,” the Company conducted an interim impairment evaluation of the TSUBO intangible assets as of June 30, 2009 and concluded that the fair value of the TSUBO trademarks was lower than the carrying amount.  Therefore, the Company recognized an impairment loss of $1,000 on the TSUBO trademarks during the three and six months ended June 30, 2009.  The impairment loss is included as a part of the other wholesale reportable segment.  In addition, the Company will amortize the remaining TSUBO trademarks of $970 over ten years.

As of June 30, 2008, the Company did not reach its 2008 Teva brand period-to-date sales targets and reduced its long-term forecast for Teva brand sales.  As a result, the Company conducted an interim impairment evaluation of the Teva goodwill and intangible assets as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, the Company recognized an impairment loss of $14,900 on the Teva trademarks during the three and six months ended June 30, 2008.  The impairment loss is included as a part of the Teva wholesale reportable segment.

These impairment losses are included in a separate line item within the Company’s income (loss) from operations.  Both the TSUBO and Teva trademarks were evaluated based on Level 3 inputs using a relief from royalty method, primarily based on management’s forecasted sales, a royalty rate, and discount rates.

(13)                Subsequent Events

Subsequent to June 30, 2009, the Company repurchased approximately 150,000 shares of its common stock for approximately $10,200 under its stock repurchase program.

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

•                  trends affecting our financial condition or results of operations; and

•                  overall global economic trends.

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

The “UGG,” “Teva,” “Simple,” “TSUBO,” and “Ahnu” families of related marks, images and symbols are our trademarks and intellectual property.  Other trademarks, trade names and service marks appearing in this report are the property of their respective holders.  References to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.  Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands, except for share quantity, per share data, and selling prices.

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

Our business has been impacted by several important trends affecting our end markets:

•                  Recent changes in US and global economic conditions have adversely impacted businesses generally. Some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

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

UGG Brand Overview

The UGG brand has become a well-known brand throughout the US as well as internationally.  Over the past several years, our UGG brand has received increased media exposure including increased print media in national ads and cooperative advertising with our customers, which has contributed to broader public awareness of the UGG brand and significantly increased demand for the collection.  We believe that the increased media focus and demand for UGG products were driven by the following:

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

Teva Brand Overview

Though participation in many traditional outdoor recreational activities is on the decline, we continue to see consumer preferences shifting towards an outdoor lifestyle and to outdoor activities that can be done in a day, an afternoon, or even an hour.  Because of our Teva brand’s heritage in outdoor footwear and our continued commitment to product innovation, the brand remains popular with traditional outdoor athletes and enthusiasts.  Although sales are slightly lower than 2008, the Teva brand has held up well through the recent economic downturn and has begun to appeal to a new generation of outdoor consumers entering the market.  The Teva product line now includes a broad range of performance and lifestyle products and price points, both open and closed toe footwear, appropriate for all seasons, for men, women and children.

We see continuing opportunity to grow the Teva brand within our core outdoor specialty and sporting goods channels of trade.  We also believe there are significant expansion opportunities into the family footwear, department store, and better footwear channels.  Through effective channel management and clear product line segmentation, we believe we can grow the Teva brand in all of these channels without alienating our core consumer or retailers in the outdoor specialty channel.  However, we cannot assure investors that these efforts will be successful.

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

Other Brands Overview

In May 2008, we acquired 100% of the ownership interest of TSUBO, LLC.  TSUBO, meaning pressure point in Japanese, is marketed as high-end casual footwear for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort.  The TSUBO brand has a rich heritage with consumers in major cities around the world, who appreciate design, pay attention to detail, and will not sacrifice comfort.  We intend to build on this heritage, positioning the TSUBO brand as the premium footwear solution for people in the city, providing all day comfort, style and quality.  The TSUBO brand strives to become well known in the most important style, design, architecture, art and fashion centers around the world.  We will continue to create product addressing consumers’ unique needs: all-day comfort, innovative style and superior quality.  At the same time, we will market to the TSUBO brand consumers where they live, emphasizing regional advertising and in-market grass roots, product placement and public relations efforts.

In March 2009, we acquired 100% of the ownership interest of Ahnu, Inc.  Founded in 2006 and headquartered in Alameda, California, Ahnu is an outdoor performance and lifestyle footwear brand with products for men, women and children.  The name Ahnu is derived from the goddess of balance and well-being in Celtic mythology.  The brand focuses on balancing work and play, family and friends, and self and society.  The Ahnu brand product goal is to achieve uncompromising footwear performance by developing footwear that will provide the appropriate balance of traction, grip, flexibility, cushioning and durability for a variety of outdoor activities — whether on trails, beaches or sidewalks.  Ahnu products are sold throughout the US, primarily at outdoor specialty stores and independent shoe stores, as well as in Canada and New Zealand.

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

eCommerce Overview

Our eCommerce business, which sells all of our primary brands, enables us to meet the growing demand for these products, sell the products at retail prices and provide significant incremental operating income.  The eCommerce business enables us to directly interact and reinforce our relationships with the consumer.  Our Teva and UGG Australia websites both won BizRate’s Circle of Excellence Platinum Awards for both 2007 and 2008.  The award recognizes online retailers with top customer satisfaction ratings.  In prior years, our eCommerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase usage of the internet for footwear and other purchases.

Managing our eCommerce business requires us to focus on the latest trends and techniques for web design, to generate internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes.  We plan to continue to grow our internet business through improved website features and performance, increased marketing and international websites. Overall, our eCommerce business benefits from the strength of our brands and, as we grow our brands over time, we expect this division to continue to be an important segment of our business.  Nevertheless, we cannot assure investors that eCommerce sales will grow at their prior pace or that revenue from our eCommerce business will not continue to decline.

Retail Stores Overview

Since spring 2008, we have opened seven new retail stores: six concept stores (San Francisco, New York City, Beijing, Tokyo, and two in London) and one retail outlet store in New Jersey.  As of June 30, 2009, we have a total of 14 retail stores worldwide.  Continuing to build on the success of our existing UGG Australia stores, in the second half of 2009, we plan to open two additional domestic stores including a retail outlet in the Desert Hills Premium Outlets in Cabazon, California and an UGG brand concept store in Honolulu, Hawaii.  Internationally, our stores in the UK and China were successful in their first holiday season.  For the second half of 2009, we plan to continue to expand internationally by opening two new stores.

In July 2008, we entered into a joint venture agreement with an affiliate of Stella International Holdings Limited for the opening of retail stores and wholesale distribution for the UGG brand in China.  Under this agreement, we opened our first UGG Australia concept store in Beijing in December 2008.  The joint venture is owned 51% by Deckers.

Our retail stores enable us to directly impact our customers’ experience, meet the growing demand for these products, sell the products at retail prices and provide us with incremental annual operating income.  In addition, our UGG Australia concept stores allow us to showcase our entire line; whereas, a retailer may not carry the whole line.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters of each year and the highest percentage of Teva brand net sales occurring in the first and second quarters.  To date, our other brands have not had a seasonal impact on the Company.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$134,226	$102,548
Income from operations*	$19,326	$3,225

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$97,535	$91,116	$197,288	$303,506
Income (loss) from operations*	$17,060	$(6,944)	$43,081	$63,722

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$72,575	$52,730	$129,381	$194,243
Income from operations	$15,072	$2,864	$30,660	$56,957

* Included in income (loss) from operations in the second quarter of 2008 is a $14,900 impairment loss on our Teva trademarks.  Included in the fourth quarter of 2008 is a $20,925 impairment loss on our Teva trademarks, Teva goodwill, and TSUBO goodwill.  Included in the second quarter of 2009 is a $1,000 impairment loss on our TSUBO trademarks.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table summarizes the Company’s results of operations:

	Three Months Ended June 30,
	2009		2008		Change
	Amount	%	Amount	%	Amount	%
Net sales	$102,548	100.0%	$91,116	100.0%	$11,432	12.5%
Cost of sales	61,763	60.2	54,776	60.1	6,987	12.8
Gross profit	40,785	39.8	36,340	39.9	4,445	12.2
Selling, general and administrative expenses	36,560	35.7	28,384	31.2	8,176	28.8
Impairment loss	1,000	1.0	14,900	16.4	(13,900)	-93.3
Income (loss) from operations	3,225	3.1	(6,944)	(7.6)	10,169	146.4
Other income, net	(1,239)	(1.2)	(630)	(0.7)	(609)	-96.7
Income (loss) before income taxes	4,464	4.4	(6,314)	(6.9)	10,778	170.7
Income taxes	1,697	1.7	(2,494)	(2.7)	4,191	168.0
Net income (loss)	2,767	2.7	(3,820)	(4.2)	6,587	172.4
Net loss attributable to the noncontrolling interest	112	0.1	—	—	112	*
Net income (loss) attributable to Deckers Outdoor Corporation	$2,879	2.8%	$(3,820)	(4.2)%	$6,699	175.4%

* Calculation of percentage change is not meaningful.

Overview.  The increase in net sales was primarily due to an increase in UGG product sales.  The increase in income (loss) from operations resulted primarily from the increase in net sales as well as the impairment loss in the three months ended June 30, 2008, partially offset by higher selling, general and administrative expenses.

Net Sales

The following table summarizes net sales by location and net sales by brand and distribution channel:

	Three Months Ended June 30,
			Change
	2009	2008	Amount	%
Net sales by location:
US	$56,132	$57,092	$(960)	-1.7%
International	46,416	34,024	12,392	36.4
Total	$102,548	$91,116	$11,432	12.5%

Net sales by brand and distribution channel:
UGG:
Wholesale	$66,616	$54,373	$12,243	22.5%
eCommerce	2,070	3,404	(1,334)	-39.2
Retail stores	5,733	2,781	2,952	106.1
Total	74,419	60,558	13,861	22.9
Teva:
Wholesale	20,175	22,888	(2,713)	-11.9
eCommerce	2,208	2,194	14	0.6
Retail stores	167	140	27	19.3
Total	22,550	25,222	(2,672)	-10.6
Simple:
Wholesale	2,384	3,728	(1,344)	-36.1
eCommerce	924	802	122	15.2
Retail stores	179	131	48	36.6
Total	3,487	4,661	(1,174)	-25.2
Other:
Wholesale	2,008	653	1,355	207.5
eCommerce	60	22	38	172.7
Retail stores	24	—	24	*
Total	2,092	675	1,417	209.9

Total	$102,548	$91,116	$11,432	12.5%

* Calculation of percentage change is not meaningful.

The increase in net sales was primarily driven by strong sales for the UGG brand.  In addition, our weighted-average wholesale selling price per pair increased 12.4% to $34.78 for the three months ended June 30, 2009 from $30.94 for the three months ended June 30, 2008, resulting primarily from higher UGG sales, which generally carry a higher average selling price.  During the quarter, we experienced an increase in the number of pairs sold of our UGG brand, as well as contributions from our new brands, offset by a decrease in the number of pairs sold of our Teva brand, thus we remained flat overall in the total volume of footwear sold for all brands of approximately 2.8 million pairs for the three months ended June 30, 2009 and 2008.

Wholesale net sales of our UGG brand increased primarily due to an increase of fall orders shipping to our international distributors and our domestic retailers, as well as an increase in the weighted-average wholesale selling price per pair.  We cannot assure investors that UGG brand sales will continue to grow at their past pace or that revenue from UGG products will not at some point decline.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the number of pairs sold, partially offset by an increase in the weighted-average wholesale selling price per pair.  The decline in sales was also the result of lower reorders combined with lower closeout sales due to our lower inventory balances versus last year.

Wholesale net sales of our Simple brand decreased primarily due to a decrease in the weighted-average wholesale selling price per pair, partially offset by an increase in the number of pairs sold.  Also, Simple brand sales were higher in the second quarter of 2008 in part due to the launch of Planet Walkers®, and we experienced a lower than normal rate of reorder business in the second quarter of 2009.

Wholesale net sales of our other brands increased, as we did not own Ahnu during the three months ended June 30, 2008, and we purchased TSUBO in May 2008.

Net sales of our eCommerce business decreased by $1,160, or 18.1%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The decrease in sales resulted primarily from more first quarter backorders carried into and shipped in the second quarter of 2008 than 2009 for the UGG brand.

Net sales of our retail store business increased by $3,051, or 100.0%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The increase in retail, being mainly UGG sales, was largely due to the addition of seven new stores opened since June 30, 2008.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full second quarter of 2008 and 2009, same store sales grew by 8.4%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 45.3% of worldwide net sales for the three months ended June 30, 2009 compared to 37.3% of worldwide net sales for the three months ended June 30, 2008.  The majority of the international sales growth was from the UGG brand in each of our international markets, led by the European region.  We discovered an immaterial error in the international sales growth for the three months ended June 30, 2009 as originally reported in our earnings release furnished on July 23, 2009.  In the earnings release, we reported international sales growth of 36.8% as compared to the same period last year; in this Quarterly Report on Form 10-Q, we publish the correct figure of 36.4% in the preceding table.

Gross Profit.  As a percentage of net sales, gross margin decreased slightly to 39.8% for the three months ended June 30, 2009, compared to 39.9% for the three months ended June 30, 2008.  Our gross margins fluctuate based on several factors, and we expect our gross margin to increase slightly for the full year of 2009 compared to 2008.

Selling, General and Administrative Expenses.  As a percentage of net sales, selling, general and administrative expenses, or SG&A, increased to 35.7% for the three months ended June 30, 2009 compared to 31.2% for the three months ended June 30, 2008.  The increase in SG&A resulted primarily from a planned increase in payroll expenses, seven new retail stores that were not open in the second quarter of 2008, and divisional expenses primarily related to our new brands.

Income (Loss) from Operations

The following table summarizes operating income (loss) by segment:

	Three Months Ended June 30,
			Change
	2009	2008	Amount	%
UGG wholesale	$23,072	$16,529	$6,543	39.6%
Teva wholesale (1)	4,377	(9,093)	13,470	148.1
Simple wholesale	(2,721)	114	(2,835)	*
Other wholesale	(2,259)	(60)	(2,199)	*
eCommerce	552	1,512	(960)	-63.5
Retail stores	(1,011)	(369)	(642)	-174.0
Unallocated overhead costs	(18,785)	(15,577)	(3,208)	-20.6
Total	$3,225	$(6,944)	$10,169	146.4%

* Calculation of percentage change is not meaningful.

(1)  Included in Teva loss from operations is an impairment loss of $14,900 during the second quarter of 2008.

Income from operations increased due to the increase in net sales and the impairment loss in the three months ended June 30, 2008, partially offset by the higher selling, general and administrative expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of the higher sales and gross margins, partially offset by higher divisional selling expenses.

The increase in income from operations of Teva brand wholesale was largely due to the impairment loss in the three months ended June 30, 2008 as well as reduced marketing expenses, partially offset by lower sales and gross margins.

The loss from operations of Simple brand wholesale was primarily due to lower gross margins attributed to negative average gross margins on closeout sales, as well as lower total sales.  In addition, we recognized our planned increase in marketing and promotional expenses.

We did not own our other brands during the full three months ended June 30, 2008.  We are implementing a new marketing campaign and investing in re-launching our TSUBO brand since our acquisition in May 2008.  However, we plan to defer the remaining spend until economic conditions improve.  Our Ahnu brand is still a new brand in the marketplace. Because of these reasons, as well as the economic recession, we expect to continue reporting a loss from operations for our other brands for at least the remainder of 2009.

Income from operations of our eCommerce business decreased primarily due to lower UGG brand sales and slightly lower gross margins.

Loss from operations of our retail store business increased primarily due to higher operating expenses, mainly related to our new store openings, and lower domestic gross margins, partially offset by the increase in net sales. We expect to have income from operations for the full year 2009.

The increase in unallocated overhead costs resulted primarily from higher corporate payroll costs due to the planned increase in headcount and higher legal costs, both related to our continued growth.

Other (Income) Expense, Net.  Interest expense was negative due to the reversal of interest and penalties originally recorded in prior periods related to certain tax obligations for one of the Company’s foreign subsidiaries.  Management determined that any remaining liability for such matters is remote, and therefore we reversed the previously accrued amount.  In addition, interest income decreased by $387, or 58.4%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  The decrease resulted primarily from lower overall market interest rates, as well as a shift in our investment mix to a greater percentage of safer, more liquid and lower yielding investments.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense (benefit) and effective income tax rates were as follows:

	Three months ended
	June 30,
	2009	2008
Income tax expense (benefit)	$1,697	$(2,494)
Effective income tax rate	38.0%	39.5%

The decrease in the effective tax rate was primarily due to the increase in our projected annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in most of our foreign jurisdictions are taxed at significantly lower rates than the US.

Net Loss Attributable to the Noncontrolling Interest.  Net loss attributable to the noncontrolling interest in our joint venture with Stella International, which was formed in July 2008, was $112 for the three months ended June 30, 2009.

Net Income (Loss) Attributable to Deckers Outdoor Corporation.  Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased by 175.9% to $0.22 for the three months ended June 30, 2009 compared to $(0.29) in the same period of 2008, primarily as a result of the increase in net income.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table summarizes the Company’s results of operations:

	Six Months Ended June 30,
	2009		2008		Change
	Amount	%	Amount	%	Amount	%
Net sales	$236,774	100.0%	$188,651	100.0%	$48,123	25.5%
Cost of sales	137,076	57.9	106,163	56.3	30,913	29.1
Gross profit	99,698	42.1	82,488	43.7	17,210	20.9
Selling, general and administrative expenses	76,147	32.2	57,472	30.5	18,675	32.5
Impairment loss	1,000	0.4	14,900	7.9	(13,900)	-93.3
Income from operations	22,551	9.5	10,116	5.4	12,435	122.9
Other income, net	(1,837)	(0.8)	(2,238)	(1.2)	401	17.9
Income before income taxes	24,388	10.3	12,354	6.5	12,034	97.4
Income taxes	9,268	3.9	4,880	2.6	4,388	89.9
Net income	15,120	6.4	7,474	4.0	7,646	102.3
Net loss attributable to the noncontrolling interest	99	0.0	—	—	99	*
Net income attributable to Deckers Outdoor Corporation	$15,219	6.4%	$7,474	4.0%	$7,745	103.6%

* Calculation of percentage change is not meaningful.

Overview.  The increase in net sales was primarily due to an increase in UGG wholesale product sales and retail stores sales.  The increase in income from operations resulted primarily from the increase in net sales as well as the impairment loss in the six months ended June 30, 2008, partially offset by a lower gross margin and higher selling, general and administrative expenses.

Net Sales

The following table summarizes net sales by location and net sales by brand and distribution channel:

	Six Months Ended June 30,
			Change
	2009	2008	Amount	%
Net sales by location:
U.S.	$158,302	$135,783	$22,519	16.6%
International	78,472	52,868	25,604	48.4
Total	$236,774	$188,651	$48,123	25.5%

Net sales by brand and distribution channel:
UGG:
Wholesale	$129,601	$89,755	$39,846	44.4%
eCommerce	16,651	17,578	(927)	-5.3
Retail stores	19,536	7,979	11,557	144.8
Total	165,788	115,312	50,476	43.8
Teva:
Wholesale	54,812	59,697	(4,885)	-8.2
eCommerce	3,079	3,063	16	0.5
Retail stores	224	188	36	19.1
Total	58,115	62,948	(4,833)	-7.7
Simple:
Wholesale	6,038	8,116	(2,078)	-25.6
eCommerce	1,591	1,395	196	14.1
Retail stores	254	205	49	23.9
Total	7,883	9,716	(1,833)	-18.9
Other:
Wholesale	4,837	653	4,184	640.7
eCommerce	127	22	105	477.3
Retail stores	24	—	24	*
Total	4,988	675	4,313	639.0

Total	$236,774	$188,651	$48,123	25.5%

* Calculation of percentage change is not meaningful.

The increase in net sales was primarily driven by strong sales for the UGG brand.  In addition, our weighted-average wholesale selling price per pair increased 16.4% to $31.25 for the six months ended June 30, 2009 from $26.84 for the six months ended June 30, 2008, resulting primarily from higher UGG sales, which generally carry a higher average selling price.  During the period, we experienced an increase in the number of pairs sold of our UGG and Simple brands, as well as contributions from our new brands, partially offset by a decrease in the number of pairs sold of our Teva brand, resulting in a 6.5% overall increase in the volume of footwear sold for all brands to approximately 6.6 million pairs for the six months ended June 30, 2009 compared to approximately 6.2 million pairs for the six months ended June 30, 2008.

Wholesale net sales of our UGG brand increased primarily due to an increase in sales to both domestic customers and international distributors, as well as higher weighted-average wholesale selling prices per pair.  We cannot assure investors that UGG brand sales will continue to grow at their past pace or that revenue from UGG products will not at some point decline.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the number of pairs sold, partially offset by an increase in the weighted-average wholesale selling price per pair.

Wholesale net sales of our Simple brand decreased primarily due to a decrease in the weighted-average wholesale selling price per pair partially offset by an increase in the number of pairs sold.

Wholesale net sales of our other brands increased, as we did not own our other brands for the full six months ended June 30, 2008.

Net sales of our eCommerce business decreased by $610, or 2.8%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The sales decrease was attributed to fewer pairs shipped, with the greatest impact from the UGG brand.

Net sales of our retail store business increased by $11,666, or 139.3%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The increase in net sales was driven by an increase in sales of UGG products, which was partially due to the addition of seven new stores opened since June 30, 2008.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full six month period ended June 30, 2008 and 2009, same store sales grew by 21.7%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 33.1% of net sales for the six months ended June 30, 2009 compared to 28.0% of net sales for the six months ended June 30, 2008.  The majority of the international sales growth was from the UGG brand in each of our international markets, led by the European region.

Gross Profit.  As a percentage of net sales, gross margin decreased to 42.1% for the six months ended June 30, 2009, compared to 43.7% for the six months ended June 30, 2008, primarily due to closeout sales including negative margins on Simple closeout sales.  In addition, our international distributor sales, which carry lower margins, were a greater percentage of our total sales for the first six months of 2009 versus 2008.  Our gross margins fluctuate based on several factors, and we expect our gross margin to increase slightly for the full year of 2009 compared to 2008.

Selling, General and Administrative Expenses.  As a percentage of net sales, SG&A increased to 32.2% of net sales for the six months ended June 30, 2009 compared to 30.5% for the six months ended June 30, 2008.  The increase in SG&A resulted primarily from a planned increase in payroll expenses, marketing expenses, including approximately $3,000 of incremental marketing investments for our Simple and TSUBO brands, and costs associated with seven new retail stores that were not open in the first six months of 2008.

Income from Operations

The following table summarizes operating income (loss) by product line and eCommerce and retail store business:

	Six Months Ended June 30,
			Change
	2009	2008	Amount	%
UGG wholesale	$50,465	$33,182	$17,283	52.1%
Teva wholesale (1)	12,187	(255)	12,442	*
Simple wholesale	(5,196)	167	(5,363)	*
Other wholesale	(3,294)	(60)	(3,234)	*
eCommerce	5,479	6,705	(1,226)	-18.3
Retail stores	5	(100)	105	105.0
Unallocated overhead costs	(37,095)	(29,523)	(7,572)	-25.6
Total	$22,551	$10,116	$12,435	122.9%

* Calculation of percentage change is not meaningful.

(1)  Included in Teva loss from operations is an impairment loss of $14,900 during the second quarter of 2008.

Income from operations increased primarily due to the impairment loss in the six months ended June 30, 2008 as well as the increase in net sales, partially offset by the lower gross margin and higher selling, general and administrative expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of the higher sales as well as lower bad debt expenses, partially offset by increased marketing and promotional expenses and lower gross margins.

The increase in income from operations of Teva brand wholesale was largely due to the impairment loss in the six months ended June 30, 2008 as well as decreased division expenses including our portion of the production costs for the documentary IMAX film, “Grand Canyon Adventure, River at Risk” in the six months ended June 30, 2008 plus other reduced marketing and promotional expenses.  These reductions in expenses were partially offset by lower sales and gross margins.

The increase in the loss from operations of Simple brand wholesale was primarily due to lower gross margins, mainly attributed to an increased impact of closeout sales, and lower total sales.  In addition, we recognized our planned increase in marketing and promotional expenses.

We did not own our other brands during the full six months ended June 30, 2008.  We began a new marketing campaign and invested in re-launching our TSUBO brand since our acquisition in May 2008.  However, we plan to defer the remaining spend until economic conditions improve. Our Ahnu brand is still a new brand in the marketplace.  Because of these reasons, as well as the economic recession, we expect to continue reporting a loss from operations for our other brands for at least the remainder of 2009.

Income from operations of our eCommerce business decreased primarily due to lower UGG brand sales, lower gross margins, and higher operating costs.

Income from operations of our retail store business increased primarily due to the increase in net sales, partially offset by lower domestic gross margins and higher operating expenses primarily related to our new store openings.

Unallocated overhead costs increased primarily from higher corporate payroll costs resulting from our planned increase in headcount and higher distribution center costs, both related to our continued growth.

Other (Income) Expense, Net.  Interest expense was negative due to the reversal of interest and penalties originally recorded in prior periods related to certain tax obligations for one of the Company’s foreign subsidiaries.  Management determined that any remaining liability for such matters is remote, and therefore we reversed the previously accrued amount.  In addition, interest income decreased by $1,180, or 57.5%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  The decrease resulted primarily from lower overall market interest rates, as well as a shift in our investment mix to a greater percentage of safer, more liquid and lower yielding investments.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Six months ended
	June 30,
	2009	2008
Income tax expense	$9,268	$4,880
Effective income tax rate	38.0%	39.5%

The decrease in the effective tax rate was primarily due to the increase in our projected annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in most of our foreign jurisdictions are taxed at significantly lower rates than the US.  We anticipate our effective tax rate for the full year 2009 to be approximately 37% to 38%.  Our effective tax rate is based on pre-tax income projections, which are inherently subjective.

Net Loss Attributable to the Noncontrolling Interest.  Net loss attributable to the noncontrolling interest in our joint venture with Stella International, which was formed in July 2008, was $99 for the six months ended June 30, 2009.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased by 101.8% to $1.15 for the six months ended June 30, 2009 compared to $0.57 in the same period of 2008, primarily as a result of the increase in net income.

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

The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. The UGG brand generally builds its fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters, whereas the Teva brand generally begins to build its inventory levels beginning in the fourth and first quarter in anticipation of the spring selling season that occurs in the first and second quarters.

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

Cash from Operating Activities.  Net cash used in operating activities was $9,895 and $27,366 for the six months ended June 30, 2009 and 2008, respectively.  The change in net cash used in operating activities was primarily due to a greater decrease in accounts receivable and a lower increase in inventory in the first six months of 2009 compared to the first six months of 2008. The larger decrease in accounts receivable was primarily due to increased cash collections in the six months ended June 30, 2009 versus the same period in 2008.  The lower increase in inventory was primarily due to timing of our inventory purchases, as well as higher sales in the six months ended June 30, 2009 versus June 30, 2008.  These changes were partially offset by a greater decrease in accrued expenses in the first six months of 2009 compared to the first six months of 2008.  The greater decrease in accrued expenses was primarily due to higher accrued payroll and other accrued expenses at December 31, 2008 compared to December 31, 2007.  Net working capital increased by $16,550 to $334,305 as of June 30, 2009 from $317,755 as of December 31, 2008, primarily as a result of higher inventory and short-term investments and lower income taxes payable and accrued expenses.  The increase in working capital was partially offset by the lower cash and cash equivalents balances and trade accounts receivable.  Changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.

Cash from Investing Activities.  For the six months ended June 30, 2009, net cash used in investing activities was $58,283, which resulted primarily from net purchases of short-term investments and purchases of property and equipment.  Our larger capital expenditures were related to expansion of our warehouse pick module and computer hardware and software.  For the six months ended June 30, 2008, net cash provided by investing activities was $49,957, which was comprised primarily of net sales of short-term investments, partially offset by purchases of property and equipment and our acquisition of TSUBO, LLC.  Our capital expenditures were primarily related to our inventory pick module and leasehold improvements and furniture for additional corporate offices.

Cash from Financing Activities.  For the six months ended June 30, 2009, net cash used in financing activities was $465 compared to net cash provided by financing activities of $2,550 for the six months ended June 30, 2008.  For the six months ended June 30, 2009 net cash used was comprised of cash paid for shares withheld for taxes from employee stock unit vestings offset by excess tax benefits from share-based compensation.  For the six months ended June 30, 2008, net cash provided by financing activities consisted of the excess tax benefits from stock-based compensation as well as cash received from the exercise of stock options.

In June 2009, we announced that our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  The purchases will be funded from available working capital.  As of June 30, 2009, we had not repurchased any of our common stock under this program.  However, subsequent to June 30, 2009, we repurchased approximately 150,000 shares for a total of approximately $10,200.

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and trade accounts payable.  At June 30, 2009, working capital was $334,305, including $108,163 of cash and cash equivalents and $67,144 of short-term investments.  Trade accounts receivable decreased by 41.7% to $63,068 at June 30, 2009 from $108,129 at December 31, 2008, primarily due to increased cash collections and normal seasonality.  Accounts receivable turnover increased to 9.3 times in the twelve months ended June 30, 2009 from 8.9 times in the twelve months ended December 31, 2008. The increase was due primarily to higher sales for the twelve months ended June 30, 2009 compared to the twelve months ended December 31, 2008.

Inventories increased 57.0% to $145,644 at June 30, 2009 from $92,740 at December 31, 2008, reflecting a $62,412, increase in UGG inventory, a $1,757 increase in other brands’ inventory, and a $9,669 and $1,596 decrease in Teva and Simple brand inventory, respectively.  The overall increase in inventory as of June 30, 2009 was largely due to normal seasonality as well as the increased number of retail stores which requires more inventory on hand.  Inventory turnover was 3.6 times for the twelve months ended June 30, 2009 compared to 4.1 times for the twelve months ended December 31, 2008.  The decrease in turnover was largely due to an increase in average inventory balances due to normal seasonality.

Our revolving credit facility with Comerica Bank, or the Facility, provides for a maximum availability of $20,000.  Up to $12,500 of borrowings may be in the form of letters of credit.  The Facility bears interest at the lender’s prime rate (3.25% at June 30, 2009) or, at our option, at the London Interbank Offered Rate, or LIBOR, (0.31% at June 30, 2009) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets.  The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010.  At June 30, 2009, we had no outstanding borrowings under the Facility and outstanding letters of credit of $189.  As a result, $19,811 was available under the Facility at June 30, 2009.

The agreements underlying the Facility contain certain financial covenants.  We amended the Facility in June 2009, including amending some of these covenants.  The covenants currently include a limitation on aggregate annual lease payments of $20,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter (except for the current quarter ended June 30, 2009, there is a maximum net loss of $3,000,) a limitation on annual consolidated capital expenditures of $25,000 in fiscal year 2009 and $15,000 in any fiscal year thereafter, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004, plus 75% of consolidated net profit on a cumulative basis, and a requirement that our consolidated total liabilities to consolidated effective tangible net worth ratio be no greater than 1.50:1.00.  The agreements also contain a prohibition on the payment of dividends.  At June 30, 2009, we were in compliance with all covenants and remain so as of the date of this report.

As of June 30, 2009, we had no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2009 will range from approximately $13,000 to $15,000. We anticipate the larger expenditures will include the build-out of new retail stores and miscellaneous computer hardware and software.  The actual amount of capital expenditures for the remainder of 2009 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

We believe that internally generated funds, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, the global economic conditions, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit and market volatility, among others.  Please refer to our Annual Report on Form 10-K under Item 1A. Risk Factors and this Quarterly Report on Form 10-Q under Item 1A. Risk Factors for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new facility or draw on our existing Facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We may, from time to time, evaluate acquisitions of other businesses or brands.  As of June 30, 2009, there were no material binding understandings, commitments or agreements with respect to the acquisition of any other businesses.

Contractual Obligations.  The following table summarizes our contractual obligations at June 30, 2009, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$66,684	$12,042	$23,820	$12,535	$18,287
Purchase obligations(2)	224,763	223,450	1,313	—	—
Unrecognized tax benefits(3)	2,290	—	2,290	—	—
Total	$293,737	$235,492	$27,423	$12,535	$18,287

(1)          Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and corporate and regional offices.  Other long-term liabilities on our condensed consolidated balance sheet include primarily deferred rents, which are included in operating lease obligations in this table.

(2)          Our purchase obligations consist largely of purchase orders, promotional expenses, service contracts, and minimum purchase commitments.  Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year.  These are outstanding open orders and not minimum obligations.  Our promotional expenditures and service contracts are due periodically through 2012.  In February 2009, we entered into a contract requiring minimum purchase commitments of sheepskin of approximately $64,000 that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before December 31, 2010.  This contract may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, Deckers is required to purchase any remaining amounts on or before December 31, 2010.  We expect our sheepskin purchases by third party factories supplying UGG product to us will exceed these levels in 2009 and 2010.  Therefore, we do not anticipate having to make any non-performance payments under this contractual arrangement; however, we are not able to reasonably estimate when or if cash payments will occur and have included these amounts in this table.  We believe this will not materially affect our liquidity or results of operations, as it is in the normal course of our business.

(3)          The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized.

In addition to the amounts in the table above, we have entered into other off-balance sheet arrangements.  We agreed to make loans to our joint venture with Stella International, should the need arise. The estimated total loans by Deckers and Stella International is expected to be approximately $4,000 contributed by both parties in proportion to their respective ownership in the joint venture.   We also have potential future earn-out payments relating to our May 2008 acquisition of TSUBO, LLC and our March 2009 acquisition of Ahnu, Inc.  The potential earn-out for TSUBO, LLC is based on the amount, if any, that sales of TSUBO products exceed certain base revenue levels for each year from 2008 to 2012.  See Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion.  The potential earn-out for Ahnu, Inc. is based on the amount, if any, that gross profit of Ahnu products exceeds certain base levels for each year from 2010 to 2013.  See Note 11, “Business Combinations,” to the condensed consolidated financial statements for further discussion.  These amounts were excluded from the table above as all conditions for the earn-out payments have not been met.  Earn-out payments of $820 were included as purchase consideration for Ahnu, Inc. and are included within long-term liabilities in the condensed consolidated balance sheet as of June 30, 2009.

Impact of Inflation

We believe that the rates of inflation during the three most recent fiscal years have not had a material impact on our net sales or income (loss) from operations.

Critical Accounting Policies and Estimates

Revenue Recognition.  We recognize revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.  Allowances for estimated returns, discounts and chargebacks are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales.  We present revenue net of taxes collected from customers and remitted to governmental authorities.

Use of Estimates.  The preparation of condensed consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period.  Management bases these estimates and assumptions upon historical experience, existing, known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable.  Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a potential material change in the financial statement presentation of our financial condition or results of operations. We have historically been materially accurate in our estimates used for the reserves and allowances below.  We believe that the estimates and assumptions below are among those most important to an understanding of our condensed consolidated financial statements contained in this report.

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay.  We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience, and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts.  Reserves have been established for all probable losses of this nature.  The gross trade accounts receivable balance was $69,606 and the allowance for doubtful accounts was $2,415, or 3.5%, of accounts receivable, at June 30, 2009, compared to gross trade accounts receivable of $118,835 and the allowance of $2,482, or 2.1%, of accounts receivable, at December 31, 2008.  The increase in the allowance as a percentage of accounts receivable was primarily due to additional downgrading of the collectability of several accounts due to current economic conditions, which increased the reserve percentage applied to those accounts.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at June 30, 2009 by approximately $410.

Reserve for Sales Discounts.  A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines.  We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts.  The reserve for discounts was $1,008, or 1.4%, of gross accounts receivable, at June 30, 2009 and $4,241, or 3.6%, of gross accounts receivable, at December 31, 2008.  The decrease in the reserve as a percentage of accounts receivable was primarily due to a lower percentage of total outstanding customer balances being eligible for terms discounts as of June 30, 2009 compared to December 31, 2008.  Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at June 30, 2009 by approximately $100.

Allowance for Estimated Returns.  We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors. The allowance for returns was $1,064 at June 30, 2009, or 1.0%, of net sales for the three months ended June 30, 2009, and $2,335 at December 31, 2008, or 0.8%, of net sales for the three months ended December 31, 2008.  Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at June 30, 2009 by approximately $410.

Allowance for Estimated Chargebacks. When our customers pay their invoices, they often take deductions for chargebacks against their invoices, which we seldom recover.  Therefore, we record an allowance for the balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances.  This estimate is based on historical trends of the timing of chargebacks taken against invoices.  The allowance for chargebacks was $2,051, or 2.9%, of gross accounts receivable, at June 30, 2009 and $1,648, or 1.4%, of gross accounts receivable, at December 31, 2008.  The increase in the allowance was primarily because many of the open chargebacks were carried over from the fourth quarter of 2008, as the period to resolve the chargebacks has become longer.

Inventory Write-Downs.  Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory.  In doing so, we write the inventory down to the lower of cost or estimated future net selling prices.  At June 30, 2009, inventories were stated at $145,644, net of inventory write-downs of $1,752.  At December 31, 2008, inventories were stated at $92,740, net of inventory write-downs of $3,680.  The decrease in inventory write-downs was primarily due to the sell-through of previously written-down inventory, primarily in our Teva and Simple brand inventories.  Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at June 30, 2009 by approximately $370.

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

As of June 30, 2009, our inability to reach our 2009 TSUBO brand period to date sales targets along with a reduced long-term forecast for TSUBO brand sales growth were indicators that the TSUBO intangible assets were possibly impaired.  As a result, we conducted an interim impairment evaluation of the TSUBO intangible assets as of June 30, 2009 and concluded that the fair value of the TSUBO trademarks was lower than the carrying amount.  Therefore, we recognized an impairment loss of $1,000 in the second quarter of 2009 on the TSUBO trademarks.  In addition, the Company will amortize the remaining TSUBO trademarks of $970 over 10 years.

As of June 30, 2008, our inability to reach our 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other intangible assets were possibly impaired.  As a result, we conducted an interim impairment evaluation of the Teva goodwill and other intangible assets as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 in the second quarter of 2008 on the Teva trademarks.

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

Share-based Compensation Expense. Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, and Accounting Standards Codification subtopic “Compensation: Stock Compensation”, or ASC 718,  require that share-based payment transactions with employees be accounted for using the fair value method and expensed ratably over the vesting period of the award.  Share-based compensation expense is based on the fair values of all share-based awards as of the grant date. Determining the expense of share-based awards at the grant date requires judgment, including estimating the percentage of awards that will be forfeited, probabilities of meeting criteria for performance-based awards, stock volatility, the expected life of the award, and other inputs.  If actual forfeitures differ significantly from the estimates, share-based compensation expense and our results of operations could be materially impacted.

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

Market Risk.  Our market risk exposure with respect to financial instruments is to changes in the prime rate in the US and changes in LIBOR.  Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR.  At June 30, 2009, we had no outstanding borrowings under the revolving line of credit.  A 1.0% increase in interest rates on our current borrowings would have no impact on income (loss) before income taxes.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer believe that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.

We have announced a plan to repurchase shares of our common stock in the market under an arrangement pursuant to which management is permitted to determine the amount and timing of repurchases in its discretion subject to an overall limit.  Our ability and willingness to repurchase shares is subject to, among other things, the availability of cash resources and credit at rates and upon terms we believe are prudent.  Stock market conditions, the market value of our common stock and other factors may also make it imprudent for us from time to time to engage in repurchase activity.  There can be no assurance that we will repurchase shares.  If our repurchase program is curtailed, our stock price and our earnings per share may be negatively affected.

There have been no other material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 2, 2009.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2009, the Company announced that the Board of Directors approved a stock repurchase program to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. The purchases will be funded from available working capital. As of June 30, 2009, the Company did not repurchase any of its common stock under this program.

Item 3.           Defaults upon Senior Securities

Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

On May 28, 2009, the Company held its Annual Meeting of Stockholders, whereby the stockholders (i) elected eight directors to serve until the Annual Meeting of 2010 and until his or her successor is elected and qualified, (ii) ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009, and (iii) ratified an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 20,000,000 to 50,000,000.  The results of the stockholder vote on such matters were as follows:

1.               ELECTION OF DIRECTORS

		Total votes
	Total votes for	withheld from
	each nominee	each nominee
Angel R. Martinez	10,513,807	1,777,386
Rex A. Licklider	10,585,562	1,705,631
John M. Gibbons	8,305,769	3,985,424
John G. Perenchio	8,306,326	3,984,867
Maureen Conners	8,306,598	3,984,595
Tore Steen	11,793,918	497,275
Ruth M. Owades	11,793,991	497,202
Karyn O. Barsa	11,788,849	502,344

2.               RATIFY THE APPOINTMENT OF KPMG LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2009

For	11,053,239
Against	1,233,723
Abstentions and broker non-votes	4,231
12,291,193

3.               INCREASE NUMBER OF AUTHORIZED SHARES OF THE COMPANY’S COMMON STOCK

For	7,847,411
Against	4,440,233
Abstentions and broker non-votes	3,549
12,291,193

Item 5.           Other Information

Not applicable

Item 6.           Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1*	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation as amended through June 4, 2009.
3.2

Restated Bylaws of Deckers Outdoor Corporation, as amended by the Board of Directors through March 11, 2009 (Exhibit 3.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2009 and incorporated by reference herein).

10.1

Amendment No. 11 dated June 29, 2009 to Amended and Restated Credit Agreement among Deckers Outdoor Corporation and Comerica Bank (Exhibit 10.1 to the Registrant’s Form 8-K filed on July 7, 2009 and incorporated by reference herein).

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

Deckers Outdoor Corporation

Date: August 10, 2009	/s/ Zohar Ziv
Zohar Ziv
Chief Operating Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)