Form 10-Q
period 2009-09-30
DECKERS OUTDOOR CORP
filed 2009-11-09
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2009
Common Stock, $0.01 par value	12,849,789

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	September 30,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$75,612	$176,804
Restricted cash	300	300
Short-term investments	49,939	17,976
Trade accounts receivable, net of allowances of $11,506 and $10,706 as of Septemer 30, 2009 and December 31, 2008, respectively	112,929	108,129
Inventories	187,758	92,740
Prepaid expenses and other current assets	3,635	3,691
Deferred tax assets	13,317	13,324
Total current assets	443,490	412,964

Restricted cash	400	700
Property and equipment, at cost, net	34,380	28,318
Intangible assets, net	25,008	24,034
Deferred tax assets	17,335	17,447
Other assets	814	258
Total assets	$521,427	$483,721

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$51,956	$42,960
Accrued expenses	20,385	27,672
Income taxes payable	21,543	24,577
Total current liabilities	93,884	95,209

Long-term liabilities	6,080	3,847

Commitments and contingencies (note 10)

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 50,000 and 20,000 shares; issued and outstanding 12,850 and 13,089 shares as of September 30, 2009 and December 31, 2008, respectively	128	131
Additional paid-in capital	123,118	115,214
Retained earnings	297,562	268,515
Accumulated other comprehensive income	415	392
Total Deckers Outdoor Corporation stockholders’ equity	421,223	384,252
Noncontrolling interest	240	413
Total equity	421,463	384,665
Total liabilities and equity	$521,427	$483,721

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$228,414	$197,288	$465,188	$385,939
Cost of sales	130,463	111,948	267,539	218,111
Gross profit	97,951	85,340	197,649	167,828

Selling, general and administrative expenses	44,871	42,259	121,018	99,731
Impairment loss	—	—	1,000	14,900
Income from operations	53,080	43,081	75,631	53,197

Other (income) expense, net:
Interest income	(101)	(455)	(973)	(2,507)
Interest expense	8	14	(915)	85
Other, net	(12)	20	(54)	(237)
	(105)	(421)	(1,942)	(2,659)
Income before income taxes	53,185	43,502	77,573	55,856

Income taxes	19,434	17,445	28,702	22,325
Net income	33,751	26,057	48,871	33,531
Net loss (income) attributable to the noncontrolling interest	74	(43)	173	(43)
Net income attributable to Deckers Outdoor Corporation	$33,825	$26,014	$49,044	$33,488

Net income attributable to Deckers Outdoor Corporation common stockholders per share:
Basic	$2.61	$1.99	$3.75	$2.57
Diluted	$2.59	$1.97	$3.73	$2.54

Weighted-average common shares outstanding:
Basic	12,976	13,054	13,061	13,031
Diluted	13,070	13,199	13,160	13,183

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$48,871	$33,531
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	7,360	4,257
Provision for doubtful accounts, net	1,034	1,753
Write-down of inventory	3,076	2,047
Impairment loss	1,000	14,900
Share-based compensation	7,378	6,461
Other	182	5
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Restricted cash	300	110
Trade accounts receivable	(5,611)	(42,504)
Inventories	(96,275)	(108,204)
Prepaid expenses and other current assets	167	(1,895)
Other assets	(556)	(7)
Trade accounts payable	8,415	12,120
Accrued expenses	(9,875)	(1,314)
Income taxes payable	(2,131)	(5,675)
Long-term liabilities	2,233	3,392
Net cash used in operating activities	(34,432)	(81,023)

Cash flows from investing activities:
Purchases of short-term investments	(66,924)	(193,289)
Proceeds from sales of short-term investments	33,613	273,355
Purchases of property and equipment	(11,261)	(16,600)
Proceeds from sale of property and equipment
Acquisitions of businesses	(1,877)	(5,774)
Net cash (used in) provided by investing activities	(46,449)	57,692

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(1,487)	—
Excess tax benefits from share-based compensation	1,104	3,159
Cash received from issuances of common stock	—	236
Cash paid for repurchases of common stock	(20,000)	—
Contribution from noncontrolling interest holder of consolidated entity	—	490
Net cash (used in) provided by financing activities	(20,383)	3,885

Effect of exchange rates on cash	72	8
Net change in cash and cash equivalents	(101,192)	(19,438)
Cash and cash equivalents at beginning of period	176,804	54,525
Cash and cash equivalents at end of period	$75,612	$35,087

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$29,444	$24,839
Interest	$9	$561
Non-cash investing activity:
Accruals for purchases of property and equipment	$278	$1,296
Non-cash financing activity:
Accruals for shares withheld for taxes	$495	$659

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

(2)                     Stockholders’ Equity

In May 2009, the stockholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 shares to 50,000,000 shares.

In June 2009, the Company announced that the Board of Directors approved a stock repurchase program to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  The purchases will be funded from available working capital.  During the three months ended September 30, 2009, the Company repurchased approximately 300,000 shares for approximately $20,000, or an average price of $66.43 per share, under this program.  As of September 30, 2009, the remaining approved amount for repurchases was approximately $30,000.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The following is a reconciliation of our retained earnings:

Retained
Earnings
Balance at December 31, 2007	$194,567

Net income attributable to Deckers Outdoor Corporation	73,948
Balance at December 31, 2008	268,515

Net income attributable to Deckers Outdoor Corporation	49,044
Repurchase of common stock	(19,997)
Balance at September 30, 2009	$297,562

(3)                     Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. At September 30, 2009 and December 31, 2008, accumulated other comprehensive income of $415 and $392, respectively, consisted of net unrealized gains on short-term investments and cumulative foreign currency translation adjustment.

Comprehensive income is determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$33,751	$26,057	$48,871	$33,531
Other comprehensive income (loss):
Unrealized (loss) gain on short-term investments	(24)	(49)	(19)	46
Cumulative foreign currency translation adjustment	48	(88)	42	(10)
Total other comprehensive income (loss)	24	(137)	23	36

Comprehensive income	33,775	25,920	48,894	33,567
Comprehensive loss (income) attributable to noncontrolling interest	74	(43)	173	(43)
Comprehensive income attributable to Deckers Outdoor Corporation	$33,849	$25,877	$49,067	$33,524

(4)                     Net Income Attributable to Deckers Outdoor Corporation Common Stockholders per Share

Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three and nine months ended September, 30, 2009 and 2008, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of nonvested stock units (NSUs) and options to purchase common stock.

The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average shares used in basic computation	12,976,000	13,054,000	13,061,000	13,031,000
Dilutive effect of NSUs and stock options	94,000	145,000	99,000	152,000
Weighted-average shares used for diluted computation	13,070,000	13,199,000	13,160,000	13,183,000

The Company excluded 94,000 and 86,000 contingently issuable shares of common stock underlying its NSUs from the diluted net income per share computation for the three and nine months ended September 30, 2009 and 2008, respectively.  The Company excluded all of its stock appreciation rights (SARs) and restricted stock units (RSUs) from the diluted net income per

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

share computation for the three and nine months ended September 30, 2009 and 2008, respectively.  The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through September 30, 2009 and 2008, respectively.

(5)                     Restricted Cash

In January 2007, the Company entered into an escrow agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank.  The agreement was initiated in conjunction with the Company’s purchase obligation with a movie production company for advertising services.  As a result of the agreement, during the nine months ended September 30, 2009, the Company paid $300 of the purchase obligation and had $700 of restricted cash related to this obligation remaining as of September 30, 2009.  Film production was completed and the movie was released in March 2008. Accordingly, the Company recorded the full $1,250 obligation as advertising expense during the first quarter of 2008.  Of the total restricted cash related to this obligation, $300 is short-term and is included as a current asset, and the remaining $400 is long-term and is included as a noncurrent asset in the Company’s condensed consolidated balance sheet at September 30, 2009.  The agreement contains a disbursement schedule according to when the remaining funds will be disbursed to the production company, which is as follows:

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

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) for financial assets and financial liabilities effective January 1, 2008 and for nonfinancial assets and liabilities beginning January 1, 2009.  The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.  ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

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

Short-term investments are classified as available for sale. Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity.  Interest and dividends are included in interest income in the condensed consolidated statements of income.  Securities with original maturities of three months or less are classified as cash equivalents.  Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements.  The fair values of the Company’s short-term investments are shown in the table below and were determined based on Level 1 inputs.

	September 30, 2009			December 31, 2008
	Cost	Unrealized Gains	Fair Value	Cost	Unrealized Gains	Fair Value
Short-term Investments
Government and agency securities	$49,912	$27	$49,939	$17,930	$46	$17,976
Total short-term investments	$49,912	$27	$49,939	$17,930	$46	$17,976

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The cost of securities sold is based on the specific identification method.  Proceeds from sales of available for sale securities were as follows:

	Three Months Ended
	September 30,
	2009	2008
Proceeds from sales	$16,710	$34,021

(7)                     Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000.  Up to $12,500 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (3.25% at September 30, 2009) or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, (0.25% at September 30, 2009) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010.  At September 30, 2009, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $189.  As a result, $19,811 was available under the Facility at September 30, 2009.

The agreements underlying the Facility contain certain financial covenants.  The Company amended the Facility including certain financial covenants in June 2009.  The covenants currently include a limitation on aggregate annual lease payments of $20,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter (except for the quarter ended June 30, 2009, there was a maximum net loss of $3,000), a limitation on annual consolidated capital expenditures of $25,000 in fiscal year 2009 and $15,000 in any fiscal year thereafter, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004 plus 75% of consolidated net profit on a cumulative basis, and a requirement that the Company’s consolidated total liabilities to consolidated effective tangible net worth ratio be no greater than 1.50:1.00.  The agreements also contain a prohibition on the payment of dividends.

(8)                     Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805 “Business Combinations” (ASC 805). The objective of ASC 805 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. ASC 805 requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” ASC 805 also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. The Company adopted ASC 805 on January 1, 2009, and applied the provisions to its new business combination.  In its business combinations accounted for under ASC 805, the Company recorded a liability of $820 for contingent consideration, included in long-term liabilities in the condensed consolidated balance sheet, that would not have otherwise been recorded when compared to the previous guidance.

In December 2007, the FASB issued ASC 810 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (ASC 810). The objective of ASC 810 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. The Company adopted ASC 810 on January 1, 2009, and applied the provisions to the Company’s current noncontrolling interest and reclassified it into equity on the condensed consolidated balance sheets.  In addition, net income and net income attributable to Deckers Outdoor Corporation have been adjusted on the condensed consolidated statements of income to conform to ASC 810.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

In April 2009, the FASB issued ASC 805 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805).  ASC 805 amends the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The ASC eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions in ASC 805 for acquired contingencies. ASC 805 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied the provisions of ASC 805 effective January 1, 2009, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued ASC 855 “Subsequent Events” (ASC 855).  The standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued.  ASC 855 is effective for interim or annual financial periods ending after June 15, 2009.  The Company applied the requirements of ASC 855 to its condensed consolidated financial statements for the period ended June 30, 2009, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles” (ASC 105).  ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with US GAAP.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has included the new references in its condensed consolidated financial statements for the period ending September 30, 2009.

(9)                     Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate corporate overhead costs, share-based compensation, non-operating income and expenses, income taxes, net loss (income) attributable to the noncontrolling interest, or certain unusual items to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units responsible for the worldwide wholesale operations of the UGG brand, Teva brand, Simple® brand, and its other brands, its eCommerce business and its retail store business.  The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive compensation, accounting and finance, legal, information technology, human resources and facilities costs, among others.  The gross profit derived from the sales to third parties of the eCommerce and retail stores segments for the US is separated into two components:  (i) the wholesale profit is included in the operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income or loss of the eCommerce and retail stores segments.  The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit.

The Company’s other brands include TSUBO® and Ahnu.  In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC, and in March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc.  The wholesale operations of the Company’s other brands are included as one reportable segment, other wholesale, presented in the figures below.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Net sales and operating income (loss) by business segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales to external customers:
UGG wholesale	$194,842	$165,195	$324,443	$254,950
Teva wholesale	7,318	9,584	62,130	69,281
Simple wholesale	2,594	4,304	8,632	12,420
Other wholesale	2,962	2,200	7,799	2,853
eCommerce	8,350	10,596	29,798	32,654
Retail stores	12,348	5,409	32,386	13,781
	$228,414	$197,288	$465,188	$385,939

Income (loss) from operations:
UGG wholesale	$75,204	$62,149	$125,669	$95,331
Teva wholesale	(435)	467	11,752	212
Simple wholesale	(948)	(371)	(6,144)	(204)
Other wholesale	(668)	(278)	(3,962)	(338)
eCommerce	886	2,907	6,365	9,612
Retail stores	183	(689)	188	(789)
Unallocated overhead costs	(21,142)	(21,104)	(58,237)	(50,627)
	$53,080	$43,081	$75,631	$53,197

Business segment asset information is summarized as follows:

	September 30,	December 31,
	2009	2008
Total assets for reportable segments:
UGG wholesale	$268,560	$158,726
Teva wholesale	27,653	43,999
Simple wholesale	5,375	7,693
Other wholesale	8,051	5,211
eCommerce	1,492	2,726
Retail stores	27,912	18,482
	$339,043	$236,837

The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets that are specifically identifiable with one of the Company’s business segments. Unallocated assets are the assets not specifically related to the segments and generally include the Company’s cash and cash equivalents, short-term investments, deferred tax assets, and various other assets shared by the Company’s segments.  Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets are as follows:

	September 30,	December 31,
	2009	2008
Total assets for reportable segments	$339,043	$236,837
Unallocated cash and cash equivalents and short-term investments	125,551	194,780
Unallocated deferred tax assets	30,652	30,771
Other unallocated corporate assets	26,181	21,333
Consolidated total assets	$521,427	$483,721

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 21.6% and 17.7% of the Company’s total net sales for the three months ended September 30, 2009 and 2008, respectively.  International sales were 27.5% and 22.8% of the Company’s total net sales for the nine months ended September 30, 2009 and 2008, respectively.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10.0% of the Company’s net sales for the nine months ended September 30, 2009, and one customer accounted for 10.1% of the Company’s net sales for the nine months ended September 30, 2008.  As of September 30, 2009 and December 31, 2008, the Company had one customer representing 15.8% and 34.1% of net trade accounts receivable, respectively.

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

(10)                Commitments and Contingencies

The Company agreed to make loans to its joint venture with Stella International, should the need arise. The estimated total loans by Deckers and Stella International is expected to be approximately $4,000 contributed by both parties in proportion to their respective ownership in the joint venture. The Company owns 51% of the joint venture. The Company also entered into agreements to make potential future earn-out payments relating to its acquisitions of TSUBO, LLC and Ahnu, Inc.  The potential TSUBO, LLC earn-out is based on the amount, if any, that sales of TSUBO products exceed certain predetermined base revenue levels for each year from 2008 to 2012.  At September 30, 2009, the Company did not anticipate, and therefore did not accrue, any earn-out payments for TSUBO, LLC.  The potential Ahnu, Inc. earn-out is based on the amount, if any, that gross profit of Ahnu products exceeds certain base levels for each year from 2010 to 2013.  As of September 30, 2009, $820 was included for the Ahnu, Inc. earn-out within long-term liabilities in the condensed consolidated balance sheet.

The Company had certain tax obligations to authorities in China for one of the Company’s foreign subsidiaries. The Company paid certain amounts against these obligations and also negotiated certain reductions of previously accrued amounts. As of June 30, 2009, management had determined that any remaining liability for such matters was remote.  Accordingly, the Company reversed the previously accrued amount of approximately $1,600, primarily as a reduction of cost of sales of approximately $600 and interest expense of approximately $1,000, in the nine months ended September 30, 2009.

The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company’s financial position or results of operations.  In addition, the Company has agreed to indemnify certain of its licensees, distributors and promotional partners in connection with claims related to the use of the Company’s intellectual property.  The terms of such agreements range up to five years initially and generally do not provide for a limitation on the maximum potential future payments.  Management believes the likelihood of any payments is remote and would be immaterial.  The Company determined the risk was low based on a prior history of insignificant claims.  The Company is not currently involved in any indemnification matters in regards to its intellectual property.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

In February 2009, the Company entered into a contract requiring minimum purchase commitments of sheepskin of approximately $64,000 that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before December 31, 2010.  This contract may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, the Company is required to purchase any remaining amounts on or before December 31, 2010. The contract does not permit net settlement.  The Company expects sheepskin purchases by third party factories supplying UGG product to the Company will exceed the contract levels by December 31, 2010.  Therefore, management believes the likelihood of any non-performance payments under this contractual arrangement is remote and would have an immaterial effect on the condensed consolidated financial statements.  The Company determined this based upon its historical and projected sales and inventory purchases.

(11)                Business Combinations

In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC.  The acquisition resulted in the recognition of goodwill of $3,496, nonamortizable intangible assets of $1,970 related to the TSUBO trademarks and trade name, as well as $470 of amortizable intangible assets related to TSUBO brand distributor relationships.  All of the TSUBO goodwill was written off as of December 31, 2008.  In June 2009, the Company recorded an impairment loss of $1,000 on the TSUBO trademarks (see note 12).

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
$2,495

In addition, the Company may pay future earn-outs based on the amount, if any, that gross profit of Ahnu products exceeds certain base levels for each year from 2010 to 2013.  The earn-out for each year, if any, will be payable within ninety days after the end of each year.  There is no maximum to this potential earn-out; however, management believes the estimated undiscounted range of outcomes for this contingent consideration was zero to $8,800.  The weighted-average fair value of the potential earn-out of $820, based on Level 3 inputs, was included as purchase consideration and is included within long-term liabilities in the condensed consolidated balance sheet as of September 30, 2009.

The Company made this acquisition because it believes that the Ahnu brand complements its existing portfolio of lifestyle brands, and that the Ahnu brand’s target consumer, product selection, industry niche and relative under-penetration in the marketplace make it a good fit for the Company. The preliminary purchase price allocation, subject to a measurement period not to exceed one year, resulted in the recognition of $1,357 of goodwill and amortizable intangible assets of $695 related to the Ahnu trademarks, trade name and customer relationships, and was determined, in part, based on the Company’s expectation that it can leverage its design, marketing and distribution capabilities to grow the Ahnu brand into a meaningful business over the next several years, consistent with the Company’s mission to build niche brands into global market leaders.  The goodwill is included in the Company’s other brands wholesale reportable segment and none of it is expected to be deductible for tax purposes.  The Company subsequently adjusted the preliminary measurement of allocated assets and liabilities, which is reflected in the periods ended September 30, 2009.  Such adjustments were immaterial to the condensed consolidated balance sheet and statements of income.  The trademarks and trade name are being amortized over ten years and the customer relationships are being amortized over four years.

As of September 30, 2009 and December 31, 2008, the Company had total goodwill of $7,458 and $6,101, respectively.

(12)                Goodwill and Other Intangible Assets

As of June 30, 2009, the Company did not reach its 2009 TSUBO brand period-to-date sales targets and reduced its long-term forecast for TSUBO brand sales.  These factors were indicators that the TSUBO intangible assets were possibly impaired.  As a result, the Company conducted an interim impairment evaluation of the TSUBO intangible assets as of June 30, 2009 and concluded that the fair value of the TSUBO trademarks was lower than the carrying amount.  Therefore, the Company recognized an impairment loss of $1,000 on the TSUBO trademarks during the three months ended June 30, 2009, which was included in the other wholesale reportable segment.  In addition, the Company is amortizing the remaining TSUBO trademarks of $970 over ten years.

As of June 30, 2008, the Company did not reach its 2008 Teva brand period-to-date sales targets and reduced its long-term forecast for Teva brand sales.  As a result, the Company conducted an interim impairment evaluation of the Teva goodwill and intangible assets as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, the Company recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008, which was included in the Teva wholesale reportable segment.

These impairment losses are reported in a separate line item within the Company’s income from operations.  Both the TSUBO and Teva trademarks were evaluated based on Level 3 inputs using a relief from royalty method, primarily based on management’s forecasted sales, a royalty rate, and discount rates.

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

•                  our product and geographic mix;

•                  the success of new products;

•                  the impact of seasonality on our operations;

•                  expectations regarding our net sales and earnings growth and other financial metrics;

•                  our development of international distribution channels;

•                  trends affecting our financial condition or results of operations;

•                  overall global economic trends; and

•                  reliable overseas factory production and availability of raw materials.

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

The “UGG,” “Teva,” “Simple,” “TSUBO,” and “Ahnu” families of related marks, images and symbols are our trademarks and intellectual property.  Other trademarks, trade names and service marks appearing in this report are the property of their respective holders.  References to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.  Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and selling prices.

Overview

We are a leading designer, producer, marketer, and brand manager of innovative, high-quality footwear and accessories. We market our products primarily under three proprietary brands:

•                  UGG®: Premier brand in luxury and comfort footwear and accessories;

•                  Teva®: High performance sport shoes and rugged outdoor footwear; and

•                  Simple®: Innovative sustainable-lifestyle footwear and accessories.

In addition to our primary brands, our newest brands include TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort, and Ahnu®, a line of outdoor performance and lifestyle footwear.

We sell our brands through our quality domestic retailers and international distributors and directly to our end-user consumers through our eCommerce business and our retail stores. We sell our products in both the domestic market and in international markets.  Independent third parties manufacture all of our products.

Our business has been impacted by several important trends affecting our end markets:

•                  Recent changes in US and global economic conditions have adversely impacted businesses generally. Some of our customers have been, and more may be, adversely affected. This in turn has, and may continue to, adversely impact our financial results.

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

UGG Brand Overview

The UGG brand has become well-known throughout the US as well as internationally.  Over the past several years, our UGG brand has received increased media exposure including increased print media in national ads and cooperative advertising with our customers, which has contributed to broader public awareness of the brand and significantly increased demand for the collection.  We believe that the increased media focus and demand for UGG products were driven by the following:

•                  consumer brand loyalty, due to the luxury and comfort of UGG footwear;

•                  increased marketing in high-end magazines;

•                  successful targeting of high-end distribution;

•                  adoption by high-profile film and television celebrities as a favored footwear brand;

•                  increased media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

•                  increased exposure to the brand driven by our concept stores which showcase all of our product offerings;

•                  continued geographic expansion across the US and internationally; and

•                  continued innovation of new product categories and styles.

We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand.  Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers.  As part of this strategy we have increased our product offering, including a growing spring line, an expanded men’s line, and a fall line that consists of a range of luxurious collections for both genders.  These collections include: our fashion collection, a variety of casual comfort collections, our knit collection, and cold weather offerings, as well as our Classic, Ultra, Ultimate and Slippers collections.

Teva Brand Overview

Though participation in many traditional outdoor recreational activities is on the decline, we continue to see consumer preferences shifting towards an outdoor lifestyle and to outdoor activities that can be done in a day, an afternoon, or even an hour.  Because of our Teva brand’s heritage in outdoor footwear as well as our continued commitment to product innovation, the brand remains popular with traditional outdoor athletes and enthusiasts.  Although 2009 sales have been lower than 2008, the Teva brand has held up well through the recent economic downturn.  Sell-through of the Teva products at retail has been strong throughout 2009 across all channels of distribution, and we believe the brand has begun to appeal to a new generation of outdoor consumers entering the market.  The Teva product line now includes a broad range of performance and lifestyle products and price points, both open and closed toe footwear, appropriate for all seasons, for men, women and children.

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

Simple Brand Overview

The Simple brand is committed to style and innovation in sustainably-produced footwear and accessories.  The brand brings sustainable products to the market, growing the brand’s business, while at the same time bringing environmental awareness and creating meaningful, environmentally friendly products for a global market. The Simple brand is a leader in sustainable footwear and accessories.  We feel that how we make Simple products is just as important as why we make them.  That means our goal is to find more sustainable and innovative ways of doing business.  We are committed to our goal of making Simple products 100% sustainable, thus minimizing the ecological footprint left on the planet.  Green Toe®, our collection of sustainable footwear, represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes.

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

Other Brands Overview

Our other brands consist primarily of the TSUBO and Ahnu brands.  In May 2008, we acquired 100% of the ownership interest of TSUBO, LLC.  TSUBO, meaning pressure point in Japanese, is marketed as high-end casual footwear for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort.  The TSUBO brand has a rich heritage with consumers in major cities around the world who appreciate design, pay attention to detail, and will not sacrifice comfort.  We intend to build on this heritage, positioning the TSUBO brand as the premium footwear solution for people in the city, providing all day comfort, style and quality.  The TSUBO brand strives to become well known in the most important style, design, architecture, art and fashion centers around the world.  We will continue to create product addressing consumers’ unique needs: all-day comfort, innovative style and superior quality.  At the same time, we will market to the TSUBO brand consumers where they live, emphasizing regional advertising and in-market grass roots, product placement and public relations efforts.

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

Managing our eCommerce business requires us to focus on the latest trends and techniques for web design, to generate internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes.  We plan to continue to grow our internet business through improved website features and performance, increased marketing and international websites. Overall, our eCommerce business benefits from the strength of our brands and, as we grow our brands over time, we expect this division to continue to be an important segment of our business.  Nevertheless, we cannot assure investors that revenue from our eCommerce business will not continue to decline.

Retail Stores Overview

As of September 30, 2009, we had a total of 16 retail stores worldwide.  Continuing to build on the success of our existing UGG Australia stores, in September 2009, we opened an outlet store in Cabazon, California.  Additionally, in October 2009, we opened an UGG Australia concept store in Honolulu, Hawaii.  Internationally, our stores in the UK were successful in their first holiday season.  In May and September 2009, we opened an UGG Australia concept store in Tokyo, Japan and Manchester, UK, respectively.

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

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$134,226	$102,548	$228,414
Income from operations*	$19,326	$3,225	$53,080

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$97,535	$91,116	$197,288	$303,506
Income (loss) from operations*	$17,060	$(6,944)	$43,081	$63,722

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$72,575	$52,730	$129,381	$194,243
Income from operations	$15,072	$2,864	$30,660	$56,957

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table summarizes the Company’s results of operations:

	Three Months Ended September 30,
	2009		2008		Change
	Amount	%	Amount	%	Amount	%
Net sales	$228,414	100.0%	$197,288	100.0%	$31,126	15.8%
Cost of sales	130,463	57.1	111,948	56.7	18,515	16.5
Gross profit	97,951	42.9	85,340	43.3	12,611	14.8
Selling, general and administrative expenses	44,871	19.6	42,259	21.4	2,612	6.2
Income from operations	53,080	23.2	43,081	21.8	9,999	23.2
Other income, net	(105)	0.0	(421)	-0.2	316	75.1
Income before income taxes	53,185	23.3	43,502	22.0	9,683	22.3
Income taxes	19,434	8.5	17,445	8.8	1,989	11.4
Net income	33,751	14.8	26,057	13.2	7,694	29.5
Net loss (income) attributable to the noncontrolling interest	74	0.0	(43)	0.0	117	272.1
Net income attributable to Deckers Outdoor Corporation	$33,825	14.8%	$26,014	13.2%	$7,811	30.0%

Overview.  The increase in net sales was primarily due to an increase in UGG product sales.  The increase in income from operations resulted primarily from the increase in net sales, partially offset by a lower gross margin and higher selling, general and administrative expenses.

Net Sales

The following table summarizes net sales by location and net sales by brand and distribution channel:

	Three Months Ended September 30,
			Change
	2009	2008	Amount	%
Net sales by location:
US	$179,047	$162,294	$16,753	10.3%
International	49,367	34,994	14,373	41.1
Total	$228,414	$197,288	$31,126	15.8%

Net sales by brand and distribution channel:
UGG:
Wholesale	$194,842	$165,195	$29,647	17.9%
eCommerce	5,862	8,378	(2,516)	-30.0
Retail stores	12,046	5,102	6,944	136.1
Total	212,750	178,675	34,075	19.1
Teva:
Wholesale	7,318	9,584	(2,266)	-23.6
eCommerce	1,576	1,486	90	6.1
Retail stores	132	148	(16)	-10.8
Total	9,026	11,218	(2,192)	-19.5
Simple:
Wholesale	2,594	4,304	(1,710)	-39.7
eCommerce	799	705	94	13.3
Retail stores	151	159	(8)	-5.0
Total	3,544	5,168	(1,624)	-31.4
Other:
Wholesale	2,962	2,200	762	34.6
eCommerce	113	27	86	318.5
Retail stores	19	—	19	*
Total	3,094	2,227	867	38.9
Total	$228,414	$197,288	$31,126	15.8%

Total eCommerce	$8,350	$10,596	$(2,246)	-21.2%

Total Retail stores	$12,348	$5,409	$6,939	128.3%

* Calculation of percentage change is not meaningful.

The increase in net sales was primarily driven by strong sales for the UGG brand.  In addition, our weighted-average wholesale selling price per pair increased 6.6% to $58.56 for the three months ended September 30, 2009 from $54.92 for the three months ended September 30, 2008, resulting primarily from higher UGG sales, which generally carry a higher average selling price.  During the quarter, we experienced an increase in the number of pairs sold of our UGG brand, as well as contributions from our new brands, partially offset by a decrease in the number of pairs sold of our Teva and Simple brands.  This resulted in an 8.6% overall increase in the volume of footwear sold for all brands of approximately 3.8 million pairs for the three months ended September 30, 2009 compared to approximately 3.5 million pairs for the three months ended September 30, 2008.

Wholesale net sales of our UGG brand increased primarily due to an increase in both domestic and international shipments of fall product, as well as an increase in the weighted-average wholesale selling price per pair, partially due to certain product price increases related to cost increases.  We cannot assure investors that UGG brand sales will continue to grow at their past pace or that revenue from UGG products will not at some point decline.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the number of pairs sold.  In addition, we experienced a decrease in the weighted-average wholesale selling price per pair, which was impacted by increased closeout sales.  The decline in sales was also the result of lower sell-in, which we attribute to not having an optimal assortment of products at lower price points to drive the volume.

Wholesale net sales of our Simple brand decreased primarily due to a decrease in the number of pairs sold as well as a decrease in the weighted-average wholesale selling price per pair, as we experienced a lower than normal rate of reorder business in the third quarter of 2009.  In addition, Simple brand sales were higher in the third quarter of 2008 in part due to the launch of Planet Walkers®, a collection which has since been discontinued.

Wholesale net sales of our other brands increased, as we reported a full quarter of activity for all brands, which were acquired during 2008 and 2009.

Net sales of our eCommerce business decreased primarily from more second quarter backorders carried into and shipped in the third quarter of 2008 than 2009 for the UGG brand.  We also experienced a decrease in our average selling prices because of the product mix shift of lower UGG brand sales, which generally carry higher selling prices.

Net sales of our retail store business, which are primarily UGG sales, increased largely due to the addition of eight new stores opened since September 30, 2008.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full third quarter of 2008 and 2009, same store sales grew by 31.1%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 21.6% of worldwide net sales for the three months ended September 30, 2009 compared to 17.7% of worldwide net sales for the three months ended September 30, 2008.  The majority of the international sales growth was from the UGG brand, including our retail stores which were not open in the third quarter of 2008.  We experienced growth in all of our international regions, led by the European region.

Gross Profit.  As a percentage of net sales, gross margin decreased to 42.9% for the three months ended September 30, 2009, compared to 43.3% for the three months ended September 30, 2008.  The decrease was primarily attributable to lower margins in our Teva and Simple brands mainly due to higher closeout sales due to the difficult retail environment.  Our gross margins may fluctuate based on several factors; however, we expect our gross margin for the full year of 2009 to be comparable to 2008.

Selling, General and Administrative Expenses.  As a percentage of net sales, selling, general and administrative expenses, or SG&A, decreased to 19.6% for the three months ended September 30, 2009 compared to 21.4% for the three months ended September 30, 2008.  The decrease in SG&A as a percentage of sales resulted primarily from decreased commissions and bad debt expenses, partially offset by increases related to expenses of eight new retail stores that were not open in the third quarter of 2008.  In addition, in 2008, we incurred additional stock compensation related to our long-term incentive plan.

Income from Operations

The gross profit derived from the sales to third parties of the eCommerce and retail store segments for the US is separated into two components:  (i) the wholesale profit is included in the operating income or loss of each wholesale segment, and (ii) the remaining profit is included in the eCommerce and retail stores segments.  The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit.  The following table summarizes operating income (loss) by segment:

	Three Months Ended September 30,
			Change
	2009	2008	Amount	%
UGG wholesale	$75,204	$62,149	$13,055	21.0%
Teva wholesale	(435)	467	(902)	-193.1
Simple wholesale	(948)	(371)	(577)	*
Other wholesale	(668)	(278)	(390)	*
eCommerce	886	2,907	(2,021)	-69.5
Retail stores	183	(689)	872	126.6
Unallocated overhead costs	(21,142)	(21,104)	(38)	-0.2
Total	$53,080	$43,081	$9,999	23.2%

* Calculation of percentage change is not meaningful.

Income from operations increased due to the increase in net sales, partially offset by the lower gross margin and the higher SG&A expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of the higher sales combined with lower commissions due to a change in our commission structure.  These results were partially offset by higher marketing expenses and higher research, development, and design expenses.

The loss from operations of Teva brand wholesale was largely due to lower sales and gross margins, primarily due to an increased impact of closeout sales.  The loss was partially offset by reduced bad debt and divisional selling expenses.  We expect to report income from operations for the full year 2009, due to the results in the first half of the year.

The increased loss from operations of Simple brand wholesale was primarily due to lower gross margins attributed to negative average gross margins on closeout sales, as well as lower total sales.  These were partially offset by reduced marketing and promotional expenses.

We did not own all of our other brands during the full three months ended September 30, 2008.  We are implementing a new marketing campaign and have been investing in re-launching our TSUBO brand since our acquisition in May 2008.  However, we plan to defer the remaining spend until economic conditions improve.  Our Ahnu brand is still a new brand in the marketplace.  Because of these reasons, as well as the economic recession, we expect to continue reporting a loss from operations for our other brands for at least the remainder of 2009.

Income from operations of our eCommerce business decreased primarily due to lower UGG brand sales, lower gross margins, and higher marketing and promotional expenses.

Income from operations of our retail store business increased primarily due to increased sales and gross margins, partially offset by higher operating expenses which mainly related to our new store openings. We expect to have income from operations for the full year 2009.

The slight increase in unallocated overhead costs resulted primarily from higher finance department, operations, and human resources costs to support our continued growth.

Other (Income) Expense, Net.  Interest income decreased by $354, or 77.8%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.  The decrease resulted primarily from lower overall market interest rates, as well as a shift in our investment mix to a greater percentage of safer, more liquid and lower yielding investments.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Three Months Ended
	September 30,
	2009	2008
Income tax expense	$19,434	$17,445
Effective income tax rate	36.5%	40.1%

The decrease in the effective tax rate was primarily due to the increase in our projected annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in most of our foreign jurisdictions are taxed at significantly lower rates than the US.

Net Loss (Income) Attributable to the Noncontrolling Interest.  Net loss attributable to the noncontrolling interest in our joint venture with Stella International, which was formed in July 2008, was $74 for the three months ended September 30, 2009 compared to net income of $43 for the same period of 2008.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased by 31.5% to $2.59 for the three months ended September 30, 2009 compared to $1.97 in the same period of 2008, primarily as a result of the increase in net income.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table summarizes the Company’s results of operations:

	Nine Months Ended September 30,
	2009		2008		Change
	Amount	%	Amount	%	Amount	%
Net sales	$465,188	100.0%	$385,939	100.0%	$79,249	20.5%
Cost of sales	267,539	57.5	218,111	56.5	49,428	22.7
Gross profit	197,649	42.5	167,828	43.5	29,821	17.8
Selling, general and administrative expenses	121,018	26.0	99,731	25.8	21,287	21.3
Impairment loss	1,000	0.2	14,900	3.9	(13,900)	-93.3
Income from operations	75,631	16.3	53,197	13.8	22,434	42.2
Other income, net	(1,942)	-0.4	(2,659)	-0.7	717	27.0
Income before income taxes	77,573	16.7	55,856	14.5	21,717	38.9
Income taxes	28,702	6.2	22,325	5.8	6,377	28.6
Net income	48,871	10.5	33,531	8.7	15,340	45.7
Net loss (income) attributable to the noncontrolling interest	173	0.0	(43)	0.0	216	502.3
Net income attributable to Deckers Outdoor Corporation	$49,044	10.5%	$33,488	8.7%	$15,556	46.5%

Overview.  The increase in net sales was primarily due to an increase in UGG wholesale product sales as well as retail stores sales.  The increase in income from operations resulted primarily from the increase in net sales as well as the impairment loss in the nine months ended September 30, 2008, partially offset by a lower gross margin and higher selling, general and administrative expenses.

Net Sales

The following table summarizes net sales by location and net sales by brand and distribution channel:

	Nine Months Ended September 30,
			Change
	2009	2008	Amount	%
Net sales by location:
U.S.	$337,349	$298,077	$39,272	13.2%
International	127,839	87,862	39,977	45.5
Total	$465,188	$385,939	$79,249	20.5%

Net sales by brand and distribution channel:
UGG:
Wholesale	$324,443	$254,950	$69,493	27.3%
eCommerce	22,513	25,956	(3,443)	-13.3
Retail stores	31,582	13,081	18,501	141.4
Total	378,538	293,987	84,551	28.8
Teva:
Wholesale	62,130	69,281	(7,151)	-10.3
eCommerce	4,655	4,549	106	2.3
Retail stores	356	336	20	6.0
Total	67,141	74,166	(7,025)	-9.5
Simple:
Wholesale	8,632	12,420	(3,788)	-30.5
eCommerce	2,390	2,100	290	13.8
Retail stores	405	364	41	11.3
Total	11,427	14,884	(3,457)	-23.2
Other:
Wholesale	7,799	2,853	4,946	173.4
eCommerce	240	49	191	389.8
Retail stores	43	—	43	*
Total	8,082	2,902	5,180	178.5
Total	$465,188	$385,939	$79,249	20.5%

Total eCommerce	$29,798	$32,654	$(2,856)	-8.7%

Total Retail stores	$32,386	$13,781	$18,605	135.0%

* Calculation of percentage change is not meaningful.

The increase in net sales was primarily driven by strong sales for the UGG brand.  In addition, our weighted-average wholesale selling price per pair increased 11.4% to $41.14 for the nine months ended September 30, 2009 from $36.92 for the nine months ended September 30, 2008, resulting primarily from higher UGG sales, which generally carry a higher average selling price.  During the period, we experienced an increase in the number of pairs sold of our UGG brand, as well as contributions from our new brands, partially offset by a decrease in the number of pairs sold of our Teva brand.  This resulted in a 7.2% overall increase in the volume of footwear sold for all brands to approximately 10.4 million pairs for the nine months ended September 30, 2009 compared to approximately 9.7 million pairs for the nine months ended September 30, 2008.

Wholesale net sales of our UGG brand increased primarily due to an increase in sales to both domestic customers and international distributors, as well as higher weighted-average wholesale selling prices per pair.  We cannot assure investors that UGG brand sales will continue to grow at their past pace or that revenue from UGG products will not at some point decline.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the number of pairs sold, partially offset by a slight increase in the weighted-average wholesale selling price per pair.

Wholesale net sales of our Simple brand decreased primarily due to a decrease in the weighted-average wholesale selling price per pair.  In addition, in the second and third quarters of 2008, we launched Planet Walkers, which had increased the number of pairs sold in the prior year periods.  We have since discontinued this collection.

Wholesale net sales of our other brands increased, as we did not own our other brands for the full nine months ended September 30, 2008.

Net sales of our eCommerce business decreased primarily due to fewer pairs shipped, with the greatest impact from the UGG brand.

Net sales of our retail store business increased primarily due to an increase in sales of UGG products, which was largely due to the addition of eight new stores opened since September 30, 2008.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full nine month period ended September 30, 2008 and 2009, same store sales grew by 25.2%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 27.5% of worldwide net sales for the nine months ended September 30, 2009 compared to 22.8% of net sales for the nine months ended September 30, 2008.  The majority of the international sales growth was from the UGG brand, including our retail stores which were not open in the third quarter of 2008.  We experienced growth in all of our international regions, led by the European region.

Gross Profit.  As a percentage of net sales, gross margin decreased to 42.5% for the nine months ended September 30, 2009, compared to 43.5% for the nine months ended September 30, 2008, primarily due to an increased impact of closeout sales including negative average margins on Simple closeout sales.  In addition, our international distributor sales, which carry lower margins, represented a greater percentage of our total sales for the first nine months of 2009 versus 2008.  Our gross margins may fluctuate based on several factors; however, we expect our gross margin for the full year of 2009 to be comparable to 2008.

Selling, General and Administrative Expenses.  As a percentage of net sales, SG&A increased to 26.0% of net sales for the nine months ended September 30, 2009 compared to 25.8% for the nine months ended September 30, 2008.  The increase in SG&A both as a percentage of sales and in absolute dollars resulted primarily from a planned increase in payroll expenses, costs associated with eight new retail stores that were not open in the first nine months of 2008, and marketing expenses, including approximately $3,000 of incremental marketing investments for our Simple and TSUBO brands in the first half of 2009.

Income from Operations

The gross profit derived from the sales to third parties of the eCommerce and retail store segments for the US is separated into two components:  (i) the wholesale profit is included in the operating income or loss of each wholesale segment, and (ii) the remaining profit is included in the eCommerce and retail stores segments.  The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit.  The following table summarizes operating income (loss) by segment:

	Nine Months Ended September 30,
			Change
	2009	2008	Amount	%
UGG wholesale	$125,669	$95,331	$30,338	31.8%
Teva wholesale (1)	11,752	212	11,540	*
Simple wholesale	(6,144)	(204)	(5,940)	*
Other wholesale (2)	(3,962)	(338)	(3,624)	*
eCommerce	6,365	9,612	(3,247)	-33.8
Retail stores	188	(789)	977	123.8
Unallocated overhead costs	(58,237)	(50,627)	(7,610)	-15.0
Total	$75,631	$53,197	$22,434	42.2%

* Calculation of percentage change is not meaningful.

(1) Included in Teva wholesale income from operations is an impairment loss of $14,900 during the second quarter of 2008.

(2) Included in Other wholesale income from operations is an impairment loss of $1,000 during the second quarter of 2009.

Income from operations increased primarily due to the increase in net sales as well as a lower impairment loss in the nine months ended September 30, 2009, partially offset by the lower gross margin and higher selling, general and administrative expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of the higher sales as well as lower bad debt expenses and lower selling expenses, mainly due to a change in the commission structure.  These results were partially offset by increased marketing and promotional expenses.

The increase in income from operations of Teva brand wholesale was largely due to the impairment loss as well as our portion of the production costs for the documentary IMAX film, “Grand Canyon Adventure, River at Risk” in the nine months ended September 30, 2008.  In addition, we reduced marketing and selling expenses in the nine months ended September 30, 2009.  These reductions in expenses were partially offset by lower sales and gross margins.

The increase in the loss from operations of Simple brand wholesale was primarily due to lower gross margins, mainly attributed to an increased impact of closeout sales and inventory write-downs, and lower total sales.  In addition, we recognized our planned increase in marketing and promotional expenses in the first half of the year.

We did not own our other brands during the full nine months ended September 30, 2008.  We began a new marketing campaign and have been investing in re-launching our TSUBO brand since our acquisition in May 2008.  However, we plan to defer the remaining spend until economic conditions improve. Our Ahnu brand is still a new brand in the marketplace.  Because of these reasons, as well as the economic recession, we expect to continue reporting a loss from operations for our other brands for at least the remainder of 2009.

Income from operations of our eCommerce business decreased primarily due to lower UGG brand sales, lower gross margins, and higher operating costs.

Income from operations of our retail store business increased primarily due to the increase in net sales and gross margin, partially offset by higher operating expense primarily related to our new store openings.

Unallocated overhead costs increased primarily from higher corporate payroll costs resulting from our planned increase in headcount and higher distribution center costs, both related to our continued growth.

Other (Income) Expense, Net.  Interest expense was negative due to the reversal of accrued interest originally recorded in prior periods related to certain tax obligations for one of the Company’s foreign subsidiaries.  Management determined that any remaining liability for such matters is remote, and therefore, we reversed the previously accrued amount.  In addition, interest income decreased by $1,534, or 61.2%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  The decrease resulted primarily from lower overall market interest rates, as well as a shift in our investment mix to a greater percentage of safer, more liquid and lower yielding investments.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Nine Months Ended
	September 30,
	2009	2008
Income tax expense	$28,702	$22,325
Effective income tax rate	37.0%	40.0%

The decrease in the effective tax rate was primarily due to the increase in our projected annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in most of our foreign jurisdictions are taxed at significantly lower rates than the US.  We anticipate our effective tax rate for the full year 2009 to be lower than 2008.  Our effective tax rate is based on pre-tax income projections, which are inherently subjective.

Net Loss (Income) Attributable to the Noncontrolling Interest.  Net loss attributable to the noncontrolling interest in our joint venture with Stella International, which was formed in July 2008, was $173 for the nine months ended September 30, 2009 compared to net income of $43 in the same period of 2008.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased by 46.9% to $3.73 for the nine months ended September 30, 2009 compared to $2.54 in the same period of 2008, primarily as a result of the increase in net income.

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

The seasonality of our business requires us to build inventory levels in anticipation of the sales for the coming season. The UGG brand generally builds its fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva brand generally begins to build its inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters.

Our cash flow cycle includes the purchase of these inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. Given the seasonality of our UGG and Teva brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows. If necessary, we may borrow funds under our revolving credit facility.

The following table summarizes the Company’s cash flows:

	Nine Months Ended September 30,
			Change
	2009	2008	Amount	%
Net cash used in operating activities	$(34,432)	$(81,023)	$46,591	57.5%
Net cash (used in) provided by investing activities	$(46,449)	$57,692	$(104,141)	-180.5%
Net cash (used in) provided by financing activities	$(20,383)	$3,885	$(24,268)	-624.7%

Cash from Operating Activities.  The change in net cash used in operating activities was primarily due to a lower increase in accounts receivable and inventory in the first nine months of 2009 compared to the first nine months of 2008. The lower increase in accounts receivable was primarily due to increased cash collections in the nine months ended September 30, 2009 versus the same period in 2008.  The lower increase in inventory was primarily due to timing of our inventory purchases, as well as higher sales in the nine months ended September 30, 2009 versus September 30, 2008. These changes were partially offset by a greater decrease in accrued expenses in the first nine months of 2009 compared to the first nine months of 2008.  The greater decrease in accrued expenses was primarily due to higher accrued payroll and other accrued expenses at December 31, 2008 compared to December 31, 2007.  Net working capital increased by $31,851 to $349,606 as of September 30, 2009 from $317,755 as of December 31, 2008, primarily as a result of higher inventory and short-term investments as well as lower accrued expenses and income taxes payable.  The increase in working capital was partially offset by the lower cash and cash equivalents balances and higher trade accounts payable.  Changes in working capital are due to our normal seasonality and timing of cash receipts and cash payments.

Cash from Investing Activities.  Net cash used in investing activities resulted primarily from net purchases of short-term investments and purchases of property and equipment.  The large decreases in purchases and sales of short-term investments in the nine months ended September 30, 2009 versus 2008 was due to longer average maturities of our investments in 2009, as well as the timing of the maturities.  Our larger capital expenditures were related to the build out of new retail stores, expansion of our warehouse pick module and computer hardware and software.  For the nine months ended September 30, 2008, net cash provided by investing activities was comprised primarily of net sales of short-term investments, partially offset by purchases of property and equipment and our acquisition of TSUBO, LLC.  Our capital expenditures were primarily related to our inventory pick module, leasehold improvements for new retail stores, and computer hardware and software.

Cash from Financing Activities.  For the nine months ended September 30, 2009, net cash used in financing activities was comprised primarily of repurchases of our common stock under our stock repurchase program.  In addition, we used cash for shares withheld for taxes from employee stock unit vestings, partially offset by excess tax benefits from share-based compensation.  For the nine months ended September 30, 2008, net cash provided by financing activities consisted primarily of the excess tax benefits from share-based compensation.

In June 2009, we announced that our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  The purchases will be funded from available working capital.  As of September 30, 2009, we repurchased approximately 300,000 shares of our common stock under this program for approximately $20,000, or an average price of $66.43 per share.  As of September 30, 2009, the remaining amount approved to repurchase shares is approximately $30,000.

Our working capital consists primarily of cash and cash equivalents, short-term investments, trade accounts receivable, inventories and trade accounts payable.  At September 30, 2009, working capital was $349,606, including $75,612 of cash and cash equivalents and $49,939 of short-term investments.  Trade accounts receivable increased by 4.4% to $112,929 at September 30, 2009 from $108,129 at December 31, 2008, primarily due to increased sales and normal seasonality.  Wholesale accounts receivable turnover decreased to 7.0 times in the twelve months ended September 30, 2009 from 7.5 times in the twelve months ended December 31, 2008.  The decrease was primarily due to higher average accounts receivable balances for the twelve months ended September 30, 2009 compared to the twelve months ended December 31, 2008.  However, wholesale accounts receivable turnover was 7.0 times in the twelve months ended September 30, 2008, consistent with the same period of 2009.  Previously, we used both wholesale and consumer direct sales in our accounts receivable turnover calculations.  As of September 30, 2009, we changed the method of our calculation to exclude consumer direct sales, as this is more consistent with how management views the business, and, in general, our consumer direct sales do not carry accounts receivable balances.

Inventories increased 102.5% to $187,758 at September 30, 2009 from $92,740 at December 31, 2008, reflecting a $107,064 increase in UGG inventory, a $452 increase in other brands’ inventory, and a $10,584 and $1,914 decrease in Teva and Simple brand inventory, respectively.  The overall increase in inventory as of September 30, 2009 was largely due to normal seasonality as well as the increased number of retail stores which requires more inventory on hand.  Inventory turnover was 3.3 times for the twelve months ended September 30, 2009 compared to 4.1 times for the twelve months ended December 31, 2008.  The decrease in turnover was largely due to an increase in average inventory balances due to normal seasonality.  However, inventory turnover was 3.5 times in the twelve months ended September 30, 2008, comparable to the same period of 2009.

Our revolving credit facility with Comerica Bank, or the Facility, provides for a maximum availability of $20,000.  Up to $12,500 of borrowings may be in the form of letters of credit.  The Facility bears interest at the lender’s prime rate (3.25% at September 30, 2009) or, at our option, at the London Interbank Offered Rate, or LIBOR, (0.25% at September 30, 2009) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets.  The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010.  At September 30, 2009, we had no outstanding borrowings under the Facility and outstanding letters of credit of $189.  As a result, $19,811 was available under the Facility at September 30, 2009.

The agreements underlying the Facility contain certain financial covenants.  We amended the Facility in June 2009, including amending some of these covenants.  The covenants currently include a limitation on aggregate annual lease payments of $20,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter (except for the quarter ended June 30, 2009, there was a maximum net loss of $3,000), a limitation on annual consolidated capital expenditures of $25,000 in fiscal year 2009 and $15,000 in any fiscal year thereafter, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004, plus 75% of consolidated net profit on a cumulative basis, and a requirement that our consolidated total liabilities to consolidated effective tangible net worth ratio be no greater than 1.50:1.00.  The agreements also contain a prohibition on the payment of dividends.  At September 30, 2009, we were in compliance with all covenants and remain so as of the date of this report.

As of September 30, 2009, we had no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2009 will range from approximately $5,000 to $6,000. We anticipate these expenditures will primarily include the build-out of new retail stores and miscellaneous computer hardware and software.  The actual amount of capital expenditures for the remainder of 2009 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

We believe that funds generated from operations, the available borrowings under our existing Facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements.

However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, the global economic conditions, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit and market volatility, among others.  Please refer to our Annual Report on Form 10-K under Item 1A. Risk Factors and this Quarterly Report on Form 10-Q under Item 1A. Risk Factors for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new facility or draw on our existing Facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We may, from time to time, evaluate acquisitions of other businesses or brands.  As of September 30, 2009, there were no material binding understandings, commitments or agreements with respect to the acquisition of any other businesses.

Contractual Obligations.  The following table summarizes our contractual obligations at September 30, 2009, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$75,664	$13,177	$26,557	$13,911	$22,019
Purchase obligations(2)	159,892	158,637	1,255	—	—
Unrecognized tax benefits(3)	2,267	—	2,267	—	—
Total	$237,823	$171,814	$30,079	$13,911	$22,019

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

In addition to the amounts in the table above, we have entered into other off-balance sheet arrangements.  We agreed to make loans to our joint venture with Stella International, should the need arise. The estimated total loans by Deckers and Stella International is expected to be approximately $4,000 contributed by both parties in proportion to their respective ownership in the joint venture.   We also have potential future earn-out payments relating to our May 2008 acquisition of TSUBO, LLC and our March 2009 acquisition of Ahnu, Inc.  The potential earn-out for TSUBO, LLC is based on the amount, if any, that sales of TSUBO products exceed certain base revenue levels for each year from 2008 to 2012.  See Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion.  The potential earn-out for Ahnu, Inc. is based on the amount, if any, that gross profit of Ahnu products exceeds certain base levels for each year from 2010 to 2013.  See Note 11, “Business Combinations,” to the condensed consolidated financial statements for further discussion.  These amounts were excluded from the table above as all conditions for the earn-out payments have not been met.  Earn-out payments of $820 were included as purchase consideration for Ahnu, Inc. and are included within long-term liabilities in the condensed consolidated balance sheet as of September 30, 2009.

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

The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and reserves, which are discussed below:

	September 30, 2009		December 31, 2008
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$124,435		$118,835

Allowance for doubtful accounts	$3,448	2.8%	$2,482	2.1%
Reserve for sales discounts	$3,544	2.8%	$4,241	3.6%
Allowance for estimated chargebacks	$1,944	1.6%	$1,648	1.4%

	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$228,414		$303,506

Allowance for estimated returns	$2,570	1.1%	$2,335	0.8%

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay.  We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions, historical experience, and the customers’ credit-worthiness.  Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts which are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience with bad debts.  Reserves have been established for all probable losses of this nature.  The increase in the allowance as a percentage of accounts receivable was primarily due to additional downgrading of the collectability of several accounts due to current economic conditions, which increased the reserve percentage applied to those accounts.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at September 30, 2009 by approximately $1,130.

Reserve for Sales Discounts.  A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines.  We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts.  The decrease in the reserve as a percentage of accounts receivable was primarily due to a shift in the mix of customers with higher discounts comprising a smaller percentage of accounts receivable as of September 30, 2009 compared to December 31, 2008.  Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at September 30, 2009 by approximately $350.

Allowance for Estimated Chargebacks.  When our domestic wholesale customers pay their invoices, they often take deductions for chargebacks against their invoices, which are often valid.  Therefore, we record an allowance for the balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances.  This estimate is based on historical trends of the timing of chargebacks taken against invoices.  The slight increase in the allowance was primarily because many of the open chargebacks were carried over from the second quarter of 2009, as the period to resolve the chargebacks has become longer.

Allowance for Estimated Returns.  We record an allowance for anticipated future returns of goods shipped prior to period-end. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We base the amount of the allowance on any pre-approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors.  The slight increase in the allowance as a percentage of sales was primarily due to an increase in actual returns.  Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at September 30, 2009 by approximately $1,350.

Inventory Write-Downs.  Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory.  In doing so, we write the inventory down to the lower of cost or estimated future net selling prices.  At September 30, 2009, inventories were stated at $187,758, net of inventory write-downs of $2,430.  At December 31, 2008, inventories were stated at $92,740, net of inventory write-downs of $3,680.  The decrease in inventory write-downs was primarily due to the sell-through of previously written-down inventory, primarily in our Teva and Simple brand inventories.  Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at September 30, 2009 by approximately $300.

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

As of June 30, 2009, our inability to reach our 2009 TSUBO brand period to date sales targets along with a reduced long-term forecast for TSUBO brand sales growth were indicators that the TSUBO intangible assets were possibly impaired.  As a result, we conducted an interim impairment evaluation of the TSUBO intangible assets as of June 30, 2009 and concluded that the fair value of the TSUBO trademarks was lower than the carrying amount.  Therefore, we recognized an impairment loss of $1,000 in the second quarter of 2009 on the TSUBO trademarks.  In addition, the Company is amortizing the remaining TSUBO trademarks of $970 over 10 years.

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

Our annual impairment testing date is still December 31 of each year; however, management will perform an interim test of recoverability should facts and circumstances warrant.  Such facts and circumstances could include further deterioration of general economic conditions or the retail environment, customers reducing orders in response to such conditions and increased competition.  These or other factors could result in impairment of our remaining goodwill and other intangible assets.  Our use of different estimates (including estimated royalty rates, discount rates, market multiples, and future revenues, among others) and assumptions could produce different financial results.

Share-based Compensation Expense.  Share-based payment transactions with employees are accounted for using the fair value method and expensed ratably over the vesting period of the award.  Share-based compensation expense is based on the fair values of all share-based awards as of the grant date. Determining the expense of share-based awards at the grant date requires judgment, including estimating the percentage of awards that will be forfeited, probabilities of meeting criteria for performance-based awards, stock volatility, the expected life of the award, and other inputs.  If actual forfeitures differ significantly from the estimates, share-based compensation expense and our results of operations could be materially impacted.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments.  Although we have used foreign currency hedges in the past, we currently do not utilize forward contracts or other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, as the majority of our purchases and sales for the foreseeable future will be denominated in US currency.  As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate and utilize derivative instruments, as needed, to hedge our foreign currency exposures.

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

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is to changes in the prime rate in the US and changes in LIBOR.  Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR.  At September 30, 2009, we had no outstanding borrowings under the revolving line of credit.  A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets and liabilities. We manage these risks by attempting to denominate contractual and other foreign arrangements in US dollars and by maintaining a significant percentage of our liabilities in US dollars.  We do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss.  As of the date of this Quarterly Report on Form 10-Q, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer believe that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.      Legal Proceedings

We are involved in routine litigation arising in the ordinary course of business. Such routine matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect on our financial condition, results of operations, or cash flows. Additionally, we have many pending disputes in the US Patent and Trademark Office, foreign trademark offices and US federal and foreign courts regarding unauthorized use or registration of our brand trademarks. We also are aware of many instances throughout the world in which a third party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva and UGG products.

Item 1A.   Risk Factors

Our stock repurchase plan may be suspended or terminated at any time, which may result in a decrease in our stock price.

We have announced a plan to repurchase shares of our common stock in the market under an arrangement pursuant to which management is permitted to determine the amount and timing of repurchases in its discretion subject to an overall limit.  Our ability and willingness to repurchase shares is subject to, among other things, the availability of excess cash resources.  Stock market conditions, the market value of our common stock and other factors may also make it imprudent for us from time to time to engage in repurchase activity.  There can be no assurance that we will repurchase shares in the future.  If our repurchase program is curtailed, our stock price and our earnings per share may be negatively affected.

There have been no other material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 2, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2009, the Company announced that the Board of Directors approved a stock repurchase program to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. The purchases will be funded from available working capital. Activity under the program for the three month period ended September 30, 2009, was as follows:

Period	Total number of shares purchased* (in thousands)	Average price paid per share	Approximate dollar value of shares that may yet be purchased (in thousands)
June 30, 2009			$50,000
July 1 - July 31	146	$68.43	$40,000
August 1 - August 31	17	$64.00	$38,900
September 1 - September 30	138	$64.62	$30,000
Total	301

* All shares purchased were purchased as part of a publicly announced program in open-market transactions.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation as amended through June 4, 2009 (Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2009 and incorporated by reference herein).

3.2

Restated Bylaws of Deckers Outdoor Corporation, as amended by the Board of Directors through March 11, 2009 (Exhibit 3.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2009 and incorporated by reference herein).

10.1#

Senior Executive Employment Agreement dated September 11, 2009 between Deckers Outdoor Corporation and Thomas A. George (Exhibit 10.1 to the Registrant’s current report on Form 8-K filed September 11, 2009 and incorporated by reference herein).

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

Deckers Outdoor Corporation

Date: November 9, 2009	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)