Form 10-K
period 2009-12-31
DECKERS OUTDOOR CORP
filed 2010-03-01
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $885,666,637 based on the June 30, 2009 closing price of $70.27 on the NASDAQ Global Select Market on such date.

The number of shares of the registrant's Common Stock outstanding at February 16, 2010 was 12,875,147.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the registrant's 2010 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended December 31, 2009, are incorporated by reference in Part III of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION
For the Fiscal Year Ended December 31, 2009
Table of Contents to Annual Report on Form 10-K

PART I

        References in this Annual Report on Form 10-K to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation. This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements." Ahnu®, Deckers®, Drain Frame™, ecoSNEAKS®, Green Toe®, Planet Walkers®, Simple®, Spider Rubber®, Teva®, TSUBO®, UGG®, Wraptor®, and Wraptor-Lite™ are some of our trademarks. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

Item 1.    Business.

        Unless otherwise specifically indicated, all amounts in Item 1. and Item 1A. herein are expressed in thousands, except for share quantity, per share data, and selling prices.

General

        Deckers Outdoor Corporation was incorporated in 1975 under the laws of the State of California and, in 1993, reincorporated under the laws of the State of Delaware. We are a leading designer, producer, marketer, and brand manager of innovative, high-quality footwear and accessories. Our footwear is distinctive and appeals broadly to men, women and children. We sell our products, including accessories such as handbags, headwear, and outerwear, through quality domestic retailers and international distributors and directly to end-user consumers, both domestically and internationally, through our websites, call centers, retail concept stores and retail outlet stores. Our primary objective is to build our footwear lines into global lifestyle brands with market leadership positions. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality and comfort and products tailored to a variety of activities, seasons and demographic groups. Virtually all of our products are manufactured by independent contractors outside of the United States (US). Our continued growth will depend upon the broadening of our products offered under each brand, expanding domestic and international distribution, and developing or acquiring new brands.

Products

        We market our products primarily under three proprietary brands:

          UGG®.     UGG Australia is our luxury comfort brand and the category creator for luxury sheepskin footwear. The UGG brand has enjoyed several years of strong growth and positive consumer reception, driven by consistent introductions of new styles, introductions of UGG products in the fall and spring seasons and strategic geographic expansion of our distribution. We carefully manage the distribution of our UGG products within high-end specialty and department store retailers in order to best reach our target consumers, preserve the UGG brand's retail channel positioning and maintain the UGG brand's position as a mid- to upper-price luxury brand.

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

          Teva®.     Teva is our outdoor performance and lifestyle brand and pioneer of the sport sandal market. We have expanded the Teva product line over time to include open and closed-toe outdoor lifestyle footwear, as well as additional outdoor performance footwear, including multi-sport shoes, light hiking shoes, amphibious footwear, and rugged outdoor travel shoes.

          In recent seasons, we have focused on regaining our leadership position in the performance sandal market, while broadening our performance platform to include other outdoor activities such as multi-sport and light hiking to lessen our overall reliance on sandal sales, while bringing youthfulness back to the brand through contemporary designs, colors and materials. In 2008, we introduced a modest assortment of fall and winter footwear. We followed that up in fall 2009 with a more complete collection of seasonally appropriate performance and lifestyle products for men, women and children. The fall 2009 line included high performance light hikers with eVent waterproof membranes and Vibram rubber outsoles, rugged multi-sport shoes and a range of women's lifestyle boots in both leather and suede with warm, faux fur linings.

          In 2010, we plan to continue to build on our water-related performance heritage and continue to inject youthfulness into the Teva brand. We will introduce a more expansive collection of performance and lifestyle open-toe product, while also significantly increasing our offering in closed-toe light hiking, multi-sport and rugged casual footwear.

          Simple®.     In 2005, as a response to the massive amount of waste produced by the footwear industry, the Simple brand launched a new collection of sustainable footwear called Green Toe®. Green Toe represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes. The Simple brand's mission is to be the world leader in sustainable and stylish footwear and accessories. We feel that how we make Simple products is just as important as why we make them. That means our goal is to find more sustainable and innovative ways of doing business as well as making products that are fashionable, youthful and functional.

        In addition to our primary brands, our newest brands include TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort, and Ahnu®, a line of outdoor performance and lifestyle footwear. We acquired 100% of the ownership interests of TSUBO, LLC in May 2008, and we acquired 100% of the ownership interest of Ahnu, Inc. in March 2009.

Sales and Distribution

        At the wholesale level, we distribute our products in the US through a dedicated network of independent sales representatives. Our sales representatives are organized geographically and by brand and visit retail stores to communicate the features, styling and technology of our products. In addition, we have employee sales representatives who serve as territory representatives or key account executives for several of our largest customers. We also sell products directly to the consumers through our websites and retail stores. Our brands are generally advertised and promoted through a variety of consumer media campaigns. We benefit from editorial coverage in both consumer and trade publications. Each brand's dedicated marketing team works closely with targeted accounts to maximize advertising and promotional effectiveness.

        Our sales force is generally separated by brand, as each brand generally has certain specialty consumers; however, there is overlap between the sales teams and customers. We have aligned our brands' sales forces to position them for the future of the brands. Each brand's respective sales manager recruits and manages their network of sales representatives and coordinates sales to national accounts. We believe this approach for the US market maximizes the selling efforts to our national retail accounts on a cost-effective basis.

        We distribute products sold in the US through our distribution centers in Ventura and Camarillo, California. Our distribution centers feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers. For certain customers requiring special handling, each shipment is pre-labeled and packed to the retailer's specifications, enabling the retailer to easily unpack our product and immediately display it on the sales floor. All incoming and outgoing shipments must meet our quality inspection process.

        Internationally, we distribute our products through independent distributors and retailers in a vast number of countries, including countries throughout Europe, Asia Pacific, Canada, and Latin America, among others. In addition, we sell products directly to consumers through our websites and our retail stores. We utilize a third-party logistics company in the United Kingdom (UK) for the distribution of inventory to our UK retail stores. Our principal customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers, shoe stores, and online retailers. In 2010, we will continue to assume the distribution rights from certain international distributors and sell directly to retailers in those regions.

        In July 2008, we entered into a joint venture agreement with an affiliate of Stella International Holdings Limited ("Stella International") for the opening of retail stores and wholesale distribution for the UGG brand in China. Under this agreement, we opened our first UGG Australia concept store in Beijing in November 2008. The joint venture is owned 51% by Deckers and 49% by Stella International. Stella International is also one of our major manufacturers in China.

        Our five largest customers accounted for approximately 30.6% of our net sales for 2008, compared to 30.0% for 2009. One customer, Nordstrom, accounted for greater than 10% of our consolidated net sales in 2008 and 2009, with the majority of those being related to our UGG segment.

          UGG.     We sell our UGG footwear and accessories primarily through high-end department stores such as Nordstrom, Neiman Marcus and Bloomingdale's, as well as independent specialty retailers such as Journey's, David Z. and internet customers such as Zappos.com. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who seeks out the fashion and functional elements of our UGG products.

          Teva.     We sell our Teva footwear primarily through specialty outdoor and sporting goods retailers such as REI, L.L. Bean, Dick's Sporting Goods and The Sports Authority as well as on-line retailers such as Zappos.com. We believe these retail channels are the first choice for athletes, outdoor enthusiasts and adventurers seeking technical and performance-oriented outdoor footwear. Furthermore, we believe that retailers who appreciate and can fully market the technical attributes of our performance products to the consumer best sell our Teva footwear.

          Simple.    Our Simple products are targeted primarily towards select department stores, outdoor specialty accounts, footwear and independent specialty retailers, internet retailers, and health and wellness retailers that target consumers seeking fashionable, youthful, functional, and sustainable footwear. These include key accounts such as Nordstrom, Dillard's, REI, Whole Earth Provision, Zappos.com and Whole Foods Market.

          Other brands.     Our other brands are sold throughout the US primarily at better department stores, independent specialty retailers and with online retailers that support our brand ideals of comfort, style and quality. Key accounts include Nordstrom, Hanigs, REI and Zappos.com.

          eCommerce.     Our eCommerce business enables us to interact and reinforce our relationships with the consumer. We operate our eCommerce business primarily through UGGAustralia.com, Teva.com, and SimpleShoes.com websites. Our websites support the brands' marketing goals and also drive offline sales by providing information to consumers about the brands' products and where to find retailers that carry our brands. We have expanded our websites' international capabilities by creating sites translated into foreign languages and listing products in local currencies, making our products available to international consumers through our websites. In 2010, we plan to continue to open and operate call centers internationally to accommodate these website sales. Our domestic

  eCommerce business is headquartered in Flagstaff, Arizona and order fulfillment is performed by our distribution centers in Ventura and Camarillo, California in order to reduce the cost of order cancellation, minimize out of stock positions and further leverage our distribution center occupancy costs. Products sold through our eCommerce business are sold at prices which approximate retail prices, enabling us to capture the full retail margin on each direct to consumer transaction.

          Retail Stores.     Our retail store business allows us to directly reach our customers and meet the growing demand for our products. In addition, our UGG Australia concept stores allow us to showcase the entire lines for spring and fall; whereas, most retailers do not carry our full line. In the US in 2009, we opened an outlet store in Cabazon, California and an UGG Australia concept store in Honolulu, Hawaii. As of December 31, 2009, we had a total of five UGG Australia concept stores and seven retail outlet stores in the US. Products sold through our concept stores are sold at prices which approximate department store prices, enabling us to capture the full retail margin on each direct to consumer transaction. The outlet stores sell some of our discontinued styles from the previous season, plus products made specifically for the outlet stores. Internationally, in 2009, we opened UGG Australia concept stores in Manchester, England and Tokyo, Japan, as well as our first international UGG Australia outlet store in Bicester, England. During 2010, we intend to expand our retail store business both in the US and internationally, primarily with the UGG brand.

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

        In order to ensure quality, consistency and efficiency in our design and product development process, we continually evaluate the availability and cost of raw materials, the capabilities and capacity of our independent contract manufacturers and the target retail price of new models and lines. The design and development staff works closely with brand management to develop new styles of footwear and accessories for our various product lines. We develop detailed drawings and prototypes of our new products to aid in conceptualization and to ensure our contemplated new products meet the standards for innovation and performance that our consumers demand. Throughout the development process, we have multiple design and development reviews, and members of the design staff coordinate with our domestic and overseas product development, manufacturing and sourcing personnel. This ensures that we are addressing the needs of our consumers and are working toward a common goal of developing and producing a high quality product to be delivered on a timely basis.

Manufacturing

        We do not manufacture our products; we outsource the production of our brand footwear primarily to independent manufacturers in China. We also outsource the production of a portion of our UGG footwear to an independent manufacturer in New Zealand. We require our independent contract manufacturers and designated suppliers to adopt our Factory Charter, which specifies that they comply with all local laws and regulations governing human rights, working conditions and environmental compliance before we are willing to conduct business with them. We also require our manufacturing partners to comply with our Ethical Supply Chain guidelines as a condition of doing business with our company. We require our licensees to demand the same from their contract factories and suppliers. We have no long-term contracts with our manufacturers. As we grow, we expect to continue to rely exclusively on independent manufacturers for our sourcing needs.

        The production of footwear by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. We maintain on-site supervisory offices in Pan Yu City, China and Macau that serve as local links to our independent manufacturers, enabling us to carefully monitor the production process from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement. To ensure the production of high quality products, the majority of the materials and components used in production of our products by these independent manufacturers are purchased from independent suppliers designated by us. Excluding sheepskin, we believe that substantially all the various raw materials and components used in the manufacture of our footwear, including rubber, leather and nylon webbing are generally available from multiple sources at competitive prices. We generally outsource our manufacturing requirements on the basis of individual purchase orders rather than maintaining long-term purchase commitments with our independent manufacturers.

        At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from three tanneries in China, which source their skins from Australia, Europe and the US. We maintain constant communication with the tanneries to monitor the supply of sufficient high quality sheepskin available for our projected UGG brand production. To ensure adequate supplies for our manufacturers, we forecast our usage of top grade sheepskin one year in advance at a forward price. Refer to Item 7 of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations" for further discussion on our sheepskin purchase commitment. We believe current supplies are sufficient to meet our needs in the near future, but we continue to search for alternate suppliers in order to accommodate any unexpected future growth.

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

        We have instituted pre-production, in-line, and post-production inspections to meet or exceed the high quality demanded by us and consumers of our products. Our quality assurance program includes our own employee on-site inspectors at our independent manufacturers who oversee the production process and perform quality assurance inspections. We also inspect our products upon arrival at our distribution centers.

Patents and Trademarks

        We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying the Company, and in distinguishing our goods from the goods of others. We currently hold trademark registrations for UGG, Teva, Simple, TSUBO, Ahnu and other marks in the US and in many other countries, including the countries of the European Union, Canada, Japan and Korea. We now hold more than 150 utility and design patents and registrations in the US and abroad and have filed for more than 90 new patents which are currently pending. These patents expire at various times, and patents issued for applications filed this year will generally have a remaining duration from now to 2024 for design patents and from now to 2030 for utility patents. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.

Seasonality

        Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters of each calendar year. Thus, our net sales in the last half of the year have exceeded that for the first half of the year, and we expect this trend to continue. Our other brands do not have a significant seasonal impact on our business. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors." For further discussion on our working capital and inventory management, see Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Backlog

        Historically, we have encouraged our customers to place, and we have received, a significant portion of orders as preseason orders, generally four to eight months prior to shipment date. We provide customers with price incentives, and in certain cases extended payment terms, to participate in such preseason programs to enable us to better plan our production schedule, inventory and shipping needs. Unfilled customer orders as of any date, which we refer to as backlog, represent orders scheduled to be shipped at a future date, which can be cancelled prior to shipment. The backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments as well as variations in the quarter-to-quarter and year-to-year preseason incentive programs. The mix of future and immediate delivery orders can vary significantly from quarter-to-quarter and year-to-year. As a result, comparisons of the backlog from period-to-period may be misleading.

        At December 31, 2009, our backlog of orders from our wholesale customers and distributors was approximately $245,000 compared to approximately $240,000 at December 31, 2008. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2010. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year for several reasons. Backlog only relates to wholesale orders for the next season and current season fill-in orders and excludes potential sales in our eCommerce business and retail stores during the year. Backlog also is effected by the timing of customers' orders and product availability.

Competition

        The casual, outdoor, athletic, fashion and formal footwear markets are highly competitive. Our competitors include athletic and footwear companies, branded apparel companies, and retailers with their own private labels. Although the footwear industry is fragmented to a certain degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, access to offshore manufacturing has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear and accessory industries. Due to the popularity of our UGG products, we face increasing competition from a significant number of competitors selling imitation products.

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
  suitably price our products;

  •
  provide strong and effective marketing support; and

  •
  ensure product availability.

        We believe we are well positioned to compete in the footwear industry. We continually look to acquire or develop more footwear brands to complement our existing portfolio and grow our existing consumer base.

Employees

        At December 31, 2009, we employed approximately one thousand employees in the US, Europe and Asia, none of whom were represented by a union. This figure includes approximately 470 employees in our retail stores worldwide, which includes part-time and seasonal employees. The large increase in employees during the year was primarily related to increased selling, general and administration headcount commensurate with our growth. We intend to increase our employee count further in 2010 primarily related to retail stores and our other expansion initiatives. We believe our relationships with our employees are good.

Financial Information about Segments and Geographic Areas

        Our six reportable business segments include the strategic business units responsible for the worldwide operations of our brands' (UGG, Teva, Simple and other brands) wholesale divisions, as well as our eCommerce and retail store businesses. The following table shows our domestic and international revenues:

	Years Ended December 31,
	2007	2008	2009
Net sales by location:
US	$386,593	$581,512	$645,993
International	62,336	107,933	167,184

Total	$448,929	$689,445	$813,177

        As of December 31, 2008, substantially all long-lived assets were held in the US. As of December 31, 2009, long-lived assets, which consist of property and equipment, by major country were as follows:

2009
US	$27,405
UK	6,341
All other countries*	1,696

Total	$35,442

*
No other country's long-lived assets comprise more than 10% of total long-lived assets as of December 31, 2009.

        Refer to Note 10 to our accompanying consolidated financial statements for further discussion of our business segment data.

        Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Available Information

        Our internet address is www.deckers.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

        Recessionary economic cycles or uncertainty about current and future global economic conditions may affect consumer spending or our customer buying habits which would adversely affect demand for our products. In addition, a number of our customers may be impacted by the significant decrease in available credit. If credit pressures or other financial difficulties result in insolvency for these customers, it would adversely impact our estimated allowances and reserves as well as our overall financial results. There can also be no assurance that government responses to the disruptions in the financial markets or increasing unemployment will be sustainable or restore consumer confidence and spending.

        Furthermore, reduced traffic in retail stores or limitations on the prices we can charge for our products could reduce our sales and profit margins and have a material adverse affect on our financial condition and results of operations. Also, economic factors such as increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our operating expenses, and otherwise adversely affect our financial condition, results of operations, and cash flows. Our business, financial condition, results of operations, access to credit, and trading price of common stock could be materially and adversely affected if the economy fails to stabilize, or if current economic conditions do not improve or worsen.

         Our financial success is influenced by the success of our customers.

        Much of our financial success is directly related to the success of our retailers and distributors to market and sell our brands through to the consumer. If a retailer or distributor fails to meet annual sales goals, it may be difficult and costly to either locate an acceptable substitute distributor or convert to a wholesale direct model. If a change becomes necessary, we may experience increased costs, loss of customers, increased credit risk, and increased inventory risk, as well as substantial disruption and a potential loss of sales.

        We currently do not have long-term contracts with any of our customers. Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our customers. We use the timing of delivery dates in our customer orders to forecast our sales and earnings for future periods. If any of our major customers, including independent distributors, experience a significant downturn in business or fail to remain committed to our products or brands, then these customers could postpone, reduce, or discontinue purchases from us. As a result, we could experience a decline in sales or gross margins, write downs of excess inventory, increased discounts or extended credit terms to our customers, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and our stock price.

        Our five largest customers accounted for approximately 30.6% of worldwide net sales in 2008 and 30.0% of worldwide net sales in 2009. Any loss of a key customer, the financial collapse or bankruptcy of a key customer, or a significant reduction in purchases from a key customer could have a material adverse effect on our business, results of operations and financial condition.

         Our new and existing retail stores may not realize returns on our investments.

        Our retail segment has grown substantially in both net sales and total assets during the past year. We have entered into significant long-term leases for certain of our retail locations. Global store openings involve substantial investments, including constructing leasehold improvements, furniture and fixtures, equipment, information systems, inventory and personnel. In addition, since many of our retail store costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. Due to the high fixed cost structure associated with the retail segment, negative cash flows or the closure of a store could result in write-downs of inventory and leasehold improvements, severance costs, significant lease termination costs, impairment losses on long-lived assets, or loss of our working capital, which could adversely impact our financial position, results of operations, or cash flows.

         If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have difficulty filling our customers' orders.

        Because the footwear industry has relatively long lead times for design and production, we must plan our production tooling and projected volumes many months before consumer tastes become apparent. The footwear industry is subject to rapid changes in consumer preferences, as well as the effects of weather, general market conditions and other factors affecting demand. A large number of models, colors and sizes in our product lines can increase these risks. As a result, we may fail to accurately forecast styles, colors and features that will be in demand. If we overestimate demand for any products or styles, we may be forced to provide additional marketing assistance, incur higher markdowns, or sell excess inventories at reduced prices resulting in lower, or negative, gross margins.

         Our success depends on our ability to anticipate fashion trends.

        Our success depends largely on the continued strength of our brands, on our ability to anticipate, understand and react to the rapidly changing fashion tastes of footwear and accessory consumers and to provide appealing merchandise in a timely and cost effective manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We are also dependent on customer receptivity to our products and marketing strategy. There can be no assurance that consumers will continue to prefer our brands or that we will (1) respond quickly enough to changes in consumer preferences, (2) market our products successfully, or (3) successfully introduce acceptable new models and styles of footwear or accessories to our target consumer. Achieving market acceptance for new products also will likely require us to exert substantial product development and marketing efforts and expend significant funds to attract consumers. A failure to introduce new products that gain market acceptance or maintain market share with our current products would erode our competitive position, which would reduce our profits and could adversely affect the image of our brands, resulting in long-term harm to our business.

        Our UGG brand has experienced strong growth over the past several years, with double-digit increases in net wholesale sales of UGG products. We do not anticipate sustaining this growth rate in the future. UGG products include fashion items that could go out of style at any time. UGG products represent a majority of our business, and if UGG product sales were to decline or fail to increase in the future, our overall financial performance would be adversely affected.

         Many of our products are seasonal, and our sales are sensitive to weather conditions.

        Sales of our products, particularly those under the UGG brand, are highly seasonal and are sensitive to weather conditions. For example, extended periods of unseasonably warm weather during the fall and winter months may reduce demand for our UGG products. Even though we are creating more off-season styles for our brands, the effect of favorable or unfavorable weather on sales can be significant enough to affect our quarterly results, with a resulting effect on our common stock price.

         We may not succeed in implementing our growth strategies.

        As part of our growth strategy, we seek to enhance the positioning of our brands, extend our brands into complementary product categories and markets, partner with compatible companies, expand geographically, and improve our operational performance. We continue to expand the nature and scope of our operations considerably, including significantly increasing the number of employees worldwide. We anticipate that substantial further expansion will be required to realize our growth potential and new market opportunities.

        We are growing globally through our retail, eCommerce, wholesale, and distributor channels. In addition, as part of our international growth strategy, we intend to reacquire distribution rights from select distributors and transition from third-party distribution to direct-to-consumer distribution through wholly-owned subsidiaries. Implementing our growth strategies, or failure to effectively execute them, could affect near term revenues from the postponement of sales recognition to future periods, our rate of growth or profitability, which in turn could have a negative effect on the value of our common stock. In addition, our growth initiatives could:

  •
  increase our working capital needs beyond our capacity;

  •
  create remote-site management issues, which would adversely affect our internal control environment;

  •
  have significant domestic or international legal or compliance implications;

  •
  make it difficult to attract, retain, and manage adequate human resources in remote locations;

  •
  cause additional inventory manufacturing, distribution, and management costs;

  •
  cause us to experience difficulty in filling customer orders;

  •
  result in distribution termination transaction costs; or

  •
  create other production, distribution, and operating difficulties.

         Failure to deter counterfeiting and establish and protect our trademarks, patents and other intellectual property could diminish the value of our brands and reduce sales.

        We believe that our trademarks and other intellectual property rights are of value and are integral to our success and our competitive position. Some countries' laws do not protect intellectual property rights to the same extent as do US laws. From time to time, we discover counterfeit products in the marketplace that infringe upon our intellectual property rights. If we are unsuccessful in challenging a third party's products on the basis of patent and trade dress rights, particularly in some foreign countries, continued sales of such competing products by third parties could adversely impact our sales, financial condition and results of operations. If our brands are associated with infringers' or competitors' inferior products, this could also adversely affect the integrity of our brands. Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights.

        Similarly, from time to time we may be the subject of litigation challenging our ownership of intellectual property. Any decision or settlement in any of these matters that allowed a third party to continue to use our brand trademarks or a domain name with our brand trademarks in connection with the sale of products similar to our products or to continue to manufacture or distribute counterfeit products could have an adverse effect on our sales and on our intellectual property, which could have a material adverse effect on our results of operations and financial condition. Unplanned increases in legal fees and other costs associated with the defense of our intellectual property could result in higher operating expenses and lower earnings.

         Our goodwill and other intangible assets may incur impairment losses.

        We conducted our annual impairment tests of goodwill and other intangible assets as of December 31, 2007, 2008, and 2009. In addition, we conducted interim impairment evaluations when impairment indicators arose. We recognized the following impairment charges in our income from operations:

	Years Ended December 31,
	2007	2008	2009
Teva trademarks	$—	$20,400	$—
Teva goodwill	—	11,929	—
Other brands trademarks	—	—	1,000
Other brands goodwill	—	3,496	—

Total impairment loss	$—	$35,825	$1,000

        If any brand's product sales or operating margins decline to a point that the fair value falls below its carrying value, we may be required to further write down the related intangible assets. These or other related declines could cause us to incur additional impairment losses, which could materially affect our consolidated financial statements and results of operations. The value of our trademarks is highly dependent on forecasted revenues and earnings before interest and taxes for our brands, as well as derived discount and royalty rates. In addition, the valuation of intangible assets is subject to a high degree of judgment and complexity. After the impairment charges recorded during 2009, the remaining balances of goodwill and nonamortizable intangibles by brand are as follows:

	As of December 31, 2009
	UGG	Teva	Other Brands	Total
Trademarks	$152	$15,300	$—	$15,452
Goodwill	6,101	—	406	6,507

Total nonamortizable intangibles	$6,253	$15,300	$406	$21,959

         If raw materials do not meet our specifications, or experience price increases or shortages, we could realize interruptions in manufacturing, increased costs, higher product return rates, a loss of sales, or a reduction in our gross margins.

        Our independent manufacturers use various raw materials in the production of our footwear and accessories that must meet our design specifications and, in some cases, additional technical requirements for performance footwear. If these raw materials and the end product do not conform to our specifications, we could experience a higher rate of customer returns and deterioration in the image of our brands, which could have a material adverse effect on our business, results of operations, and financial condition.

        We depend on a limited number of key sources for certain raw materials like sheepskin, the principal raw material of our UGG Classic products. The top grade sheepskin used in UGG products is in high demand and limited supply. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside our control. The potential inability to obtain top grade raw materials could impair our ability to meet our production requirements and could lead to inventory shortages, which can result in lost sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. There have also been significant increases in the prices of top grade sheepskin as the demand from competitors and counterfeiters for this material has increased. Any price increases in key raw materials will likely raise our costs and decrease our profitability unless we are able to commensurately increase our selling prices.

         Because we depend on independent manufacturers, we face challenges in maintaining a continuous supply of finished goods that meet our quality standards.

        We use independent manufacturers in China and New Zealand to produce all of our products, with substantially all production performed by a limited number of independent manufacturers in China. We depend on these manufacturers' ability to finance the production of goods ordered and to maintain manufacturing capacity. We do not exert direct control over either the independent manufacturers or their materials suppliers, so we may be unable to obtain timely and continuous delivery of acceptable products. In addition, while we do have long standing relationships with most of our factories, we currently do not have long-term contracts with these independent manufacturers, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of acceptable quality and competitively priced products from our independent manufacturers. If there is an interruption, we may not be able to substitute suitable alternative manufacturers to provide products or services of a comparable quality at an acceptable price or on a timely basis. If a change in our independent manufacturers becomes necessary, we would likely experience increased costs as well as substantial disruption of our business, which could result in a loss of sales and earnings.

        Interruptions in supply can also result from natural disasters and other adverse events that would impair our manufacturers' operations. We keep proprietary materials involved in the production process, such as shoe molds, knives, and raw materials, under the custody of our independent manufacturers. If these independent manufacturers were to experience loss or damage to our proprietary materials involved in the production process, we cannot be assured that such independent manufacturers would have adequate insurance to cover such loss or damage and, in any event, the replacement of such materials would likely result in significant delays in the production of our products and could result in a loss of sales and earnings.

         Our independent manufacturers are located outside the US, where we are subject to the risks of international commerce.

        All of our third party manufacturers are in China and New Zealand with substantially all production performed by a limited number of manufacturers in China, with planned 2010 production in Vietnam as well. Foreign manufacturing is subject to numerous risks, including the following:

  •
  tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules on raw materials and finished products, including the potential threat of anti-dumping duties and quotas such as those which have been imposed by the European Union on the import of certain types of footwear from China;

  •
  increasing transportation costs;

  •
  poor infrastructure and shortages of equipment, which can disrupt transportation and utilities;

  •
  restrictions on the transfer of funds;

  •
  changing economic conditions;

  •
  violations or changes in governmental policies and regulations including labor, safety, and environmental regulations in China, the US and elsewhere;

  •
  refusal to adopt or comply with our Factory Charter and Ethical Supply Chain guidelines;

  •
  customary business traditions in China such as local holidays, which are traditionally accompanied by high levels of turnover in the factories;

  •
  labor unrest, which can lead to work stoppages and interruptions in transportation or supply;

  •
  delays during shipping, at the port of entry, or at the port of departure;

  •
  political instability, which can interrupt commerce;

  •
  use of unauthorized or prohibited materials or reclassification of materials;

  •
  expropriation and nationalization; and

  •
  adverse changes in consumer perception of goods from China, trade or political relations with China.

        These factors could severely interfere with the manufacture or shipment of our products, which could make it difficult to obtain adequate supplies of quality products when we need them, thus materially affecting our sales and results of operations. If we ceased dealing with non-compliant manufacturers or suppliers, we could suffer an interruption in our product supply chain. In addition, the manufacturers' or designated suppliers' actions could damage our reputation and the value of our brands, resulting in negative publicity and discouraging customers and consumers from buying our products.

         We conduct business outside the US, which exposes us to foreign currency, global liquidity, and other risks.

        As we increase our international operations, our sales and expenditures in foreign currencies will become more material and subject to currency fluctuations and global credit markets. Some of our international operating expenses are in local currencies. Also, our foreign distributors sell in local currencies, which impacts the price to foreign customers. We currently do not use currency hedges. However, as we expand international operations, we anticipate we will use currency hedges to minimize income statement volatility. Our hedging strategies will depend on our cash flow projections, which are inherently subject to inaccuracies. Therefore, our hedging strategies may be ineffective. Future changes in foreign currency exchange rates and global credit markets may cause changes in the dollar value of our purchases or sales and materially affect our profit margins or results of operations.

        While our purchases from the Chinese factories are currently denominated in US dollars, certain operating and manufacturing costs of the factories are denominated in Chinese and other currencies. As a result, fluctuations in these currencies versus the US dollar could impact our purchase prices from the factories in the event that they adjust their selling prices accordingly.

         Key business processes and supporting information systems could be interrupted and adversely affect our business.

        Our future success and growth depend on the continued operation of our key business processes, including information systems, global communications, the internet, and key personnel. Hackers and computer viruses have disrupted operations at many major companies. We may be vulnerable to similar acts of sabotage. Key processes could also be interrupted by a failure due to weather, natural disaster, power loss, telecommunications failure, failure of our computer systems, sabotage, terrorism, or similar event such that:

  •
  critical business systems become inoperable or require significant costs to restore;

  •
  key personnel are unable to perform their duties, communicate, or access information systems;

  •
  significant quantities of merchandise are damaged or destroyed;

  •
  we are required to make unanticipated investment in state-of-the-art technologies and security measures;

  •
  key wholesale customers cannot place or receive orders;

  •
  eCommerce customer orders may not be received or fulfilled;

  •
  we are exposed to unanticipated liabilities; or

  •
  carriers cannot ship or unload shipments.

        These interruptions to key business processes could have a material adverse effect on our business and operations and result in lost sales and reduced earnings.

        We rely on our information management and other enterprise resource planning systems to operate our business, prepare forecasts and track our operating results. Our information management and enterprise planning systems will require modification and refinement as we grow and our business needs change. We may experience difficulties in transitioning to new or upgraded information technology systems, including loss of data, unreliable data, and decreases in productivity as our personnel become familiar with the new systems. If we experience a significant system failure or if we are unable to competitively modify our information management systems to respond to changes in our business needs, then our ability to properly run our business and report financial results could be adversely affected.

        The loss of the services and expertise of any key employee could also harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis.

         We could be adversely affected by the loss of our warehouses.

        The warehousing of our inventory is located at a limited number of self-managed domestic and third-party managed international facilities, the loss of any of which could adversely impact our sales, business performance and operating results. In addition, we could face a significant disruption in our domestic distribution center operations if our automated pick module does not perform as anticipated or ceases to function for an extended period.

         The costs of production and transportation of our products can increase as petroleum and other energy prices rise.

        The manufacture and transportation of our products requires the use of petroleum-based materials and energy costs. Any future increases in the costs of, or interruption of access to, these materials and energy sources could increase the cost of our goods which would reduce our gross margins unless we can successfully raise our selling prices to compensate for the increased costs.

         Our sales in international markets are subject to a variety of laws and political and economic risks that may adversely impact our sales and results of operations in certain regions, which could increase our costs and adversely impact our operating results.

        Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations that could adversely affect our sales and results of operations. These include:

  •
  changes in currency exchange rates, which impact the price to international consumers;

  •
  the burdens of complying with a variety of foreign laws and regulations;

  •
  unexpected changes in regulatory requirements;

  •
  inability to fulfill import tariff quota requirements;

  •
  changes in tax laws;

  •
  complications due to lack of familiarity with local customs;

  •
  difficulties associated with promoting products in unfamiliar cultures;

  •
  political instability;

  •
  changes in diplomatic and trade relationships; and

  •
  general economic fluctuations in specific countries or markets.

         International trade and import regulations may impose unexpected duty costs or other non-tariff barriers to markets while the increasing number of free trade agreements has the potential to stimulate increased competition; security procedures may cause significant delays.

        Products manufactured overseas and imported into the US and other countries are subject to import duties. While we have implemented internal measures to comply with applicable customs regulations and to properly calculate the import duties applicable to imported products, customs authorities may disagree with our claimed tariff treatment for certain products, resulting in unexpected costs that may not have been factored into the sales price of the products and our forecasted gross margins.

        We cannot predict whether future domestic laws, regulations or trade remedy actions or international agreements may impose additional duties or other restrictions on the importation of products from one or more of our sourcing venues. Such changes could increase the cost of our products, require us to withdraw from certain restricted markets or change our business methods, and could generally make it difficult to obtain products of our customary quality at a competitive price. Meanwhile, the continued negotiation of bilateral and multilateral free trade agreements by the US and our other market countries with countries other than our principal sourcing venues may stimulate competition from manufacturers in these other sourcing venues, which now export, or may seek to export, footwear and accessories to our target markets at preferred rates of duty, which may have an effect on our sales and operations.

        In 2006, the European Commission imposed definitive duties on leather upper footwear originating from China and certain other countries imported into European Member states. These duties were effective for a two-year period with a final 16.5% rate for China-sourced footwear and 10% on Vietnam-sourced footwear. In December 2009, the European Commission decided to extend the duties for a 15 month period, and accordingly, the duties are extended through March 31, 2011. Any increase in duties or the requirement for quotas will increase the cost of our products and may limit the amount of China-sourced products that we are able to sell to the European market. The extension of anti-dumping duties or quotas on products manufactured in China may impact our sales and gross margins in the European market.

        Additionally, the increased threat of terrorist activity and the law enforcement responses to this threat have required greater levels of inspection of imported goods and have caused delays in bringing imported goods to market. Any tightening of security procedures, for example, in the aftermath of a terrorist incident, could worsen these delays and increase our costs.

         The investment of our substantial cash and cash equivalents and short-term investments are subject to risks, which may cause losses and affect the liquidity of these investments.

        At December 31, 2009 we had cash and cash equivalents and short-term investments of $341,982. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we regularly monitor the cash balances in our operating accounts and adjust the balances as appropriate, these cash balances could be lost or become inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

        The remainder of our cash and cash equivalents and short-term investments are invested in funds managed by third party investment management institutions. These investments include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. While we do not hold any investments whose value is directly correlated to mortgage debt, investment risk has been and may further be exacerbated by US mortgage defaults and credit and liquidity issues, which have affected various sectors of the financial markets. To date, we have experienced no material loss or lack of access to our cash and cash equivalents and short-term investments. However, we can provide no assurance that access to our cash and cash equivalents and short-term investments, or their earning potential, will not be impacted by adverse conditions in the financial markets. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

         We could be subject to additional income tax liabilities.

        We are subject to income taxes in the US and foreign jurisdictions. Significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes. We are subject to audits in various jurisdictions, and such jurisdictions may assess additional income taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the periods for which that determination is made and may require a restatement of prior financial reports at a material cost. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments. Similarly, unanticipated changes in the ratio of US to International sales can have a significant effect on our tax provision and consolidated tax rate.

        Recently, the US has proposed legislation what would change how multinational corporations are taxed on their global income. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the US tax laws could increase our income tax liability and adversely affect our net income and long term effective tax rates.

         We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

        The footwear industry is highly competitive, and many new competitors have entered into the marketplace, as well as increased competition from established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do, as well as greater brand awareness in the footwear and accessory markets. Our competitors include athletic and footwear companies, branded apparel companies and retailers with their own private labels. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, access to offshore manufacturing has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear and accessory industries.

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

        Our common stock is traded on the NASDAQ Global Select Market. While our average daily trading volume for the 52-week period ended February 16, 2010 was approximately 610,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing prices of our common stock, as reported by the NASDAQ Global Select Market, have ranged from $37.71 to $111.99 for the 52-week period ended February 16, 2010. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

  •
  changes in expectations of our future performance, whether realized or perceived;

  •
  changes in estimates by securities analysts or failure to meet such estimates;

  •
  published research and opinions by securities analysts and other market forecasters;

  •
  changes in our credit ratings;

  •
  the financial results and liquidity of our customers;

  •
  shift of revenue recognition as a result of changes in our distribution model, delivery of merchandise, or entering into agreements with related parties;

  •
  claims brought against us by our stockholders;

  •
  quarterly fluctuations in our sales, expenses, and financial results;

  •
  general equity market conditions and investor sentiment;

  •
  economic conditions and consumer confidence;

  •
  broad market fluctuations in volume and price;

  •
  increasing short sales of our stock;

  •
  announcements to repurchase our stock;

  •
  the declaration of stock or cash dividends; and

  •
  a variety of risk factors, including the ones described elsewhere in this Annual Report on Form 10-K and in our other periodic reports.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters is located in Goleta, California. We have two US distribution centers, both in California, our eCommerce operations in Arizona, and twelve retail stores in the US ranging from approximately 2,000 to 7,000 square feet. We also have an office in China to oversee the quality and manufacturing standards of our products, an office in Macau to coordinate logistics, an office in Hong Kong to coordinate sales and marketing efforts and offices in the UK to oversee European operations and administration. Internationally, we have five Company-owned retail stores in the UK and Japan and one jointly-owned retail store in China. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers in China and New Zealand. We lease, rather than own, all of our facilities from unrelated parties. With the exception of our eCommerce and retail store facilities, our facilities are attributable to all segments of our business and are not allocated to the segments. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.

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

	Common Stock Price Per Share
	Low	High
Year ended December 31, 2008:
First Quarter	$91.50	$153.96
Second Quarter	$106.79	$143.51
Third Quarter	$99.28	$137.56
Fourth Quarter	$48.25	$102.68
Year ended December 31, 2009:
First Quarter	$37.71	$83.91
Second Quarter	$48.85	$73.90
Third Quarter	$63.74	$84.93
Fourth Quarter	$78.78	$103.86

        As of February 16, 2010, there were 76 record holders of our common stock and we believe there are approximately 19,000 beneficial holders of our common stock.

        We did not sell any equity securities during the year ended December 31, 2009 that were not registered under the Securities Act of 1933, as amended.

 STOCKHOLDER RETURN PERFORMANCE PRESENTATION

        Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company's common stock against the cumulative total return of the NASDAQ Market Index and a peer group index for the five-year period commencing December 31, 2004 and ending December 31, 2009. The data represented below assumes one hundred dollars invested in each of the Company's Common Stock, the NASDAQ Market Index and the peer group index on January 1, 2005. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts. Total return assumes reinvestment of dividends; we have paid no dividends on our common stock and have not done so since our inception.

	December 31,
	2004	2005	2006	2007	2008	2009
Deckers Outdoor Corporation	$100.0	$58.8	$127.6	$330.0	$170.0	$216.5
Old Peer Group Index*	100.0	105.0	129.5	113.0	48.2	78.2
NASDAQ Market Index#	100.0	102.2	112.7	124.6	74.7	108.6
New Peer Group Index*	100.0	107.9	138.2	118.3	54.5	89.5

*
The Old Peer Group Index included each of the companies in our New Peer Group Index and Rocky Brands, Inc., which was removed as the Company does not consider it a comparable company due to its size and extent of product offering. In addition, the Old Peer Group Index did not include LaCrosse Footwear, Inc. and Steven Madden, Ltd. These peers were added, as we have broadened our portfolio of brands. The New Peer Group Index consists of LaCrosse Footwear, Inc.; Steven Madden, Ltd.; K-Swiss Inc.; Kenneth Cole Productions, Inc.; The Timberland Company; Wolverine World Wide, Inc.; Crocs, Inc.; and Skechers USA, Inc.

#
The NASDAQ Market Index is the same NASDAQ Index used in our 2008 Form 10-K.

 DIVIDEND POLICY

        We have not declared or paid any cash dividends on our common stock since our inception. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future. Moreover, our credit facility currently contains covenants expressly prohibiting us from paying dividends.

STOCK REPURCHASE PROGRAM

        In June 2009, our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, government regulations, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. The purchases will be funded from available excess working capital. Activity under the program for the year ended December 31, 2009, was as follows:

Period	Total number of shares purchased* (in thousands)	Average price paid per share	Approximate dollar value of shares that may yet be purchased (in thousands)
As of June 30			$50,000
July 1 - July 31	146	$68.43	$40,000
August 1 - August 31	17	$64.00	$38,900
September 1 - September 30	138	$64.62	$30,000
October 1 - December 31	—	$—	$30,000

Total	301

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

	Years ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)
Statements of operations data
Net sales:
UGG wholesale	$150,279	$182,369	$291,908	$483,781	$566,964
Teva wholesale	80,446	75,283	82,003	80,882	71,952
Simple wholesale	6,980	10,903	11,163	13,909	10,544
Other brands wholesale	—	—	—	3,649	9,100
eCommerce	25,912	28,886	45,473	68,769	75,666
Retail stores	1,143	6,982	18,382	38,455	78,951

	264,760	304,423	448,929	689,445	813,177
Cost of sales	153,598	163,692	241,458	384,127	442,087

Gross profit	111,162	140,731	207,471	305,318	371,090
Selling, general and administrative expenses	59,254	73,989	101,918	152,574	188,843
Impairment loss(1)	—	15,300	—	35,825	1,000

Income from operations	51,908	51,442	105,553	116,919	181,247
Other expense (income), net	374	(1,910)	(4,486)	(3,583)	(1,976)

Income before income taxes	51,534	53,352	110,039	120,502	183,223
Income taxes	20,387	22,743	43,602	46,631	66,304

Net income	31,147	30,609	66,437	73,871	116,919
Net loss (income) attributable to noncontrolling interest	—	—	—	77	(133)

Net income attributable to Deckers Outdoor Corporation	$31,147	$30,609	$66,437	$73,948	$116,786

Net income attributable to Deckers Outdoor Corporation common stockholders per share:
Basic	$2.52	$2.45	$5.18	$5.67	$8.98

Diluted	$2.42	$2.38	$5.06	$5.60	$8.89

Weighted-average common shares outstanding:
Basic	12,349	12,519	12,835	13,042	13,008
Diluted	12,866	12,882	13,129	13,195	13,131

(1)
The impairment loss in 2006 relates to our Teva trademarks. The impairment loss in 2008 relates to our Teva trademarks, Teva goodwill, and TSUBO goodwill. The impairment loss in 2009 relates to TSUBO trademarks. During our annual and interim assessments of goodwill and other intangible assets, we concluded that the fair values were lower than the carrying amounts and therefore wrote down the trademarks and goodwill to their respective fair values.

	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Balance sheet data
Cash and cash equivalents	$50,749	$34,255	$54,525	$176,804	$315,862
Working capital	104,205	147,860	230,173	317,755	420,117
Total assets	208,665	249,973	370,032	483,721	599,043
Long-term liabilities	—	—	—	3,847	6,269
Total Deckers Outdoor Corporation stockholders' equity	174,640	210,410	298,638	384,252	491,358

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

        We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Part I, Item 1A, and "Risk Factors." In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen.

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

        The "UGG," "Teva," "Simple," "TSUBO," and "Ahnu" families of related marks, images and symbols are our trademarks and intellectual property. Other trademarks, trade names and service marks appearing in this report are the property of their respective holders. References to "Deckers," "we," "us," "our," or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and selling prices.

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

        In addition to our primary brands, our other brands include TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort, and Ahnu®, a line of outdoor performance and lifestyle footwear.

        We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products.

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

UGG Brand Overview

        The UGG brand has become well-known throughout the US as well as internationally. Over the past several years, our UGG brand has received increased media exposure including increased print media in national ads and cooperative advertising with our customers, which has contributed to broader public awareness of the brand and significantly increased demand for the diverse categories within the brand. We believe that the increased media focus and demand for UGG products were driven by the following:

  •
  consumer brand loyalty, due to the luxury and comfort of UGG footwear and accessories;

  •
  increased marketing in high-end magazines;

  •
  successful targeting of high-end distribution;

  •
  adoption by high-profile film and television celebrities as a favored brand;

  •
  increased media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

  •
  increased exposure to the brand driven by our retail concept stores which showcase all of our product offerings;

  •
  continued geographic expansion across the US and internationally; and

  •
  continued innovation of new product categories and styles.

        We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy we have increased our product offering, including a growing spring line, an expanded men's line, and a fall line that consists of a range of luxurious collections for both genders, an expanded kid's line, as well as handbags and cold weather outerwear and accessories.

Teva Brand Overview

        Though participation in many traditional outdoor recreational activities is on the decline, we continue to see consumer preferences shifting towards an outdoor lifestyle and to outdoor activities that can be done in a day, an afternoon, or even an hour. Because of our Teva brand's heritage in outdoor footwear as well as our continued commitment to product innovation, the brand remains popular with traditional outdoor athletes and enthusiasts. Although 2009 sales were lower than 2008, the Teva brand held up through the economic downturn. While our first true fall line, which debuted in 2008, had solid sell-in, weaker than expected sell-through exposed a lack of direction in development of the product line. The 2010 Teva product line now includes a broad range of performance and lifestyle products and price points, both open and closed toe footwear, appropriate for all seasons, for men, women and children.

        We see continuing opportunity to grow the Teva brand within our core outdoor specialty and sporting goods channels of trade. We also believe there are expansion opportunities into the family footwear, department store, and better footwear channels. Through effective channel management and clear product line segmentation, we believe we can grow the Teva brand in all of these channels without alienating our core consumer or retailers in the outdoor specialty channel. However, we cannot assure investors that these efforts will be successful.

Simple Brand Overview

        The Simple brand is committed to style and innovation in fashionable, youthful, functional, and sustainably-produced footwear and accessories. The brand is a leader in sustainable footwear and accessories, and we feel that how we make Simple products is just as important as why we make them. That means our goal is to find more sustainable and innovative ways of doing business. We are committed to our goal of making Simple products 100% sustainable, thus minimizing the ecological footprint left on the planet. Green Toe®, our collection of sustainable footwear, represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes.

        The progress in Green Toe has influenced the rest of the Simple product line, which has led to the development of additional product platforms, such as ecoSNEAKS®. This product collection also uses sustainable materials such as water-based cements, certified organic cotton, British Leather Consortium (BLC) and International Standards Organization (ISO) 14001 leathers, hemp, and outsoles made from recycled car tires. We promote our Simple brand by emphasizing that we make fashionable, youthful, functional and sustainable footwear. Our goal for the Simple brand is to engage the consumer through all communication vehicles and to show people that sustainability is an emerging lifestyle for everyone, not just environmentally conscious individuals. Our marketing vehicles include small print in regional publications, a digital media platform, including a social media strategy, public relations and consumer events that focus on music and sustainability.

Other Brands Overview

        Our other brands consist primarily of the TSUBO and Ahnu brands. In May 2008, we acquired 100% of the ownership interest of TSUBO, LLC. TSUBO, meaning pressure point in Japanese, is marketed as high-end casual footwear for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort. The TSUBO brand has a rich heritage with consumers in major cities around the world who appreciate design, pay attention to detail, and will not sacrifice comfort. We intend to build on this heritage, positioning the TSUBO brand as the premium footwear solution for people in the city, providing all day comfort, style and quality. The TSUBO brand strives to become well known in the most important style, design, architecture, art and fashion centers around the world. We will continue to create product addressing consumers' unique needs: all-day comfort, innovative style and superior quality. At the same time, we will market to the TSUBO brand consumers where they live, emphasizing regional advertising and in-market grass roots, product placement and public relations efforts.

        In March 2009, we acquired 100% of the ownership interest of Ahnu, Inc. The Ahnu brand is an outdoor performance and lifestyle footwear brand with products for men, women and children. The name Ahnu is derived from the goddess of balance and well-being in Celtic mythology. The brand focuses on balancing work and play, family and friends, and self and society. The product goal is to achieve uncompromising footwear performance by developing footwear that will provide the appropriate balance of traction, grip, flexibility, cushioning and durability for a variety of outdoor activities — whether on trails, beaches or sidewalks. Ahnu products are sold throughout the US, primarily at outdoor specialty stores and independent shoe stores, as well as certain regions internationally.

        We believe that the TSUBO and Ahnu brands complement our existing portfolio of lifestyle brands, and that the TSUBO and Ahnu brands' target consumer, product selection, industry niche and relative under-penetration in the marketplace make these brands a good fit for us. We expect to leverage our design, marketing and distribution capabilities to grow these brands over the next several years, consistent with our mission to build niche brands into global market leaders. Nevertheless, we cannot assure investors that our efforts will be successful.

eCommerce Overview

        Our eCommerce business, which sells all of our primary brands, enables us to meet the growing demand for these products, sell the products at retail prices and provide significant incremental operating income. The eCommerce business enables us to directly interact and reinforce our relationships with the consumer. In recent years, our eCommerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.

        Managing our eCommerce business requires us to focus on the latest trends and techniques for web design, to generate internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes. We plan to continue to grow our internet business through improved website features and performance, increased marketing and more international websites. Nevertheless, we cannot assure investors that revenue from our eCommerce business will continue to grow.

Retail Stores Overview

        Our retail stores are predominantly UGG Australia concept stores and UGG Australia outlet stores. Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and provide us with incremental operating income. In addition, our UGG Australia concept stores allow us to showcase our entire line; whereas, a retailer may not carry the whole line. Through our outlet stores, we sell some of our discontinued styles from prior seasons, plus products made specifically for the outlet stores. We sell most of our brands through our UGG Australia outlet stores. For 2010, we plan to open additional retail stores in the US and internationally.

        As of December 31, 2009, we had a total of 18 retail stores worldwide. Continuing to build on the success of our existing UGG Australia stores, in 2009, we opened an outlet store in Cabazon, California and an UGG Australia concept store in Honolulu, Hawaii. Internationally, in 2009, we opened an outlet store in Bicester, UK and UGG Australia concept stores in Tokyo, Japan and Manchester, UK.

        In July 2008, we entered into a joint venture agreement with an affiliate of Stella International Holdings Limited for the opening of retail stores and wholesale distribution for the UGG brand in China. Under this agreement, we opened our first UGG Australia concept store in Beijing in December 2008. We own 51% of the joint venture.

  Seasonality

        Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters. Our other brands do not have a significant seasonal impact.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$97,535	$91,116	$197,288	$303,506
Income (loss) from operations*	$17,060	$(6,944)	$43,081	$63,722

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$134,226	$102,548	$228,414	$347,989
Income from operations*	$19,326	$3,225	$53,080	$105,616

*
Included in income (loss) from operations in the second quarter of 2008 is a $14,900 impairment loss on our Teva trademarks. Included in the fourth quarter of 2008 is a $20,925 impairment loss on our Teva trademarks, Teva goodwill, and TSUBO goodwill. Included in the second quarter of 2009 is a $1,000 impairment loss on our TSUBO trademarks.

        With the large growth in the UGG brand in recent years, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for our brands, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors."

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2009

        The following table summarizes our results of operations:

	Years Ended December 31,
	2008		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$689,445	100.0%	$813,177	100.0%	$123,732	17.9%
Cost of sales	384,127	55.7	442,087	54.4	57,960	15.1

Gross profit	305,318	44.3	371,090	45.6	65,772	21.5
Selling, general and administrative expenses	152,574	22.1	188,843	23.2	36,269	23.8
Impairment loss	35,825	5.2	1,000	0.1	(34,825)	(97.2)

Income from operations	116,919	17.0	181,247	22.3	64,328	55.0
Other income, net	(3,583)	(0.5)	(1,976)	(0.2)	1,607	44.9

Income before income taxes	120,502	17.5	183,223	22.5	62,721	52.0
Income taxes	46,631	6.8	66,304	8.2	19,673	42.2

Net income	73,871	10.7	116,919	14.4	43,048	58.3
Net loss (income) attributable to the noncontrolling interest	77	*	(133)	*	(210)	*

Net income attributable to Deckers Outdoor Corporation	$73,948	10.7%	$116,786	14.4%	$42,838	57.9%

*
Calculation of percentage change is not meaningful.

        Overview.    The increase in net sales was primarily due to an increase in UGG wholesale product sales as well as retail stores sales. The increase in income from operations resulted primarily from the increase in net sales and gross margin, partially offset by higher selling, general and administrative expenses. In addition, we experienced a significant reduction in impairment losses.

        Net Sales.    The following table summarizes net sales by location and net sales by brand and distribution channel:

	Years Ended December 31,
			Change
	2008	2009	Amount	%
Net sales by location:
US	$581,512	$645,993	$64,481	11.1%
International	107,933	167,184	59,251	54.9

Total	$689,445	$813,177	$123,732	17.9%

Net sales by brand and distribution channel:
UGG:
Wholesale	$483,781	$566,964	$83,183	17.2%
eCommerce	60,642	66,939	6,297	10.4
Retail stores	37,558	77,934	40,376	107.5

Total	581,981	711,837	129,856	22.3

Teva:
Wholesale	80,882	71,952	(8,930)	(11.0)
eCommerce	5,219	5,289	70	1.3
Retail stores	417	421	4	1.0

Total	86,518	77,662	(8,856)	(10.2)

Simple:
Wholesale	13,909	10,544	(3,365)	(24.2)
eCommerce	2,786	3,100	314	11.3
Retail stores	480	484	4	0.8

Total	17,175	14,128	(3,047)	(17.7)

Other brands:
Wholesale	3,649	9,100	5,451	149.4
eCommerce	122	338	216	177.0
Retail stores	—	112	112	*

Total	3,771	9,550	5,779	153.2

Total	$689,445	$813,177	$123,732	17.9%

Total eCommerce	$68,769	$75,666	$6,897	10.0%

Total Retail stores	$38,455	$78,951	$40,496	105.3%

*
Calculation of percentage change is not meaningful.

        The increase in net sales was primarily driven by strong sales for the UGG brand. In addition, our weighted-average wholesale selling price per pair increased approximately 8.0% in 2009 versus 2008, resulting primarily from higher UGG sales, which generally carry higher average selling prices. We experienced an increase in the number of pairs sold of our UGG brand, as well as contributions from our new brands, partially offset by a decrease in the number of pairs sold of our Teva and Simple brands. This resulted in a 6.8% overall increase in the volume of footwear sold for all brands from approximately 14.7 million pairs for 2008 to approximately 15.7 million pairs for 2009.

        Wholesale net sales of our UGG brand increased primarily due to an increase in sales to both domestic and international customers, as well as higher weighted-average wholesale selling prices per pair. We cannot assure investors that UGG brand sales will continue to grow at their past pace or that revenue from UGG products will not at some point decline.

        Wholesale net sales of our Teva brand decreased primarily due to a decrease in the number of pairs sold as well as reduced closeout sales, partially offset by a slight increase in the weighted-average wholesale selling price per pair.

        Wholesale net sales of our Simple brand decreased due to both a decrease in the weighted-average wholesale selling price per pair and a decrease in the number of pairs sold.

        Wholesale net sales of our other brands increased, as we did not own our other brands during all of 2008.

        Net sales of our eCommerce business increased primarily due to an increase in pairs shipped, with the greatest impact from the UGG brand.

        Net sales of our retail store business, which are predominantly UGG Australia stores, increased primarily due to the addition of five new stores opened since December 31, 2008 and sales increases from existing stores. We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate. For those stores that were open for the full year ended December 31, 2008 and 2009, same store sales grew by 27.6%. Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

        International sales, which are included in the segment sales above, for all of our products combined represented 15.7% of worldwide net sales for 2008 compared to 20.6% for 2009. The majority of the international sales growth was from the UGG brand, including our retail stores which were not open for the full year of 2008, plus our new stores we opened in 2009. Our international growth was led by the European region.

        Gross Profit.    As a percentage of net sales, gross margin increased from 44.3% for 2008 to 45.6% for 2009, primarily due to a higher percentage of retail sales and increased margins for our UGG wholesale and retail stores segments. We were able to contain certain costs for production and shipping, primarily related to UGG products. This was partially offset by an increased impact of Simple closeout sales including negative average margins. In addition, our international distributor sales increased, which carry lower margins. International sales represented a greater percentage of our total sales for 2009 versus 2008.

        Selling, General and Administrative Expenses (SG&A).    As a percentage of net sales, SG&A increased from 22.1% of net sales for 2008 to 23.2% for 2009. The increase in SG&A both as a percentage of sales and in absolute dollars resulted primarily from a planned increase in payroll expenses as well as costs associated with five new retail stores that were not open at December 31, 2008.

        Impairment Loss.    We conducted our annual impairment evaluation of goodwill and nonamortizable intangible assets as of December 31, 2008 and 2009. In 2008, we recognized an impairment loss of $20,400 on our Teva trademarks, $11,929 on our Teva goodwill and $3,496 on our TSUBO goodwill. In addition to our annual impairment test, as of June 30, 2009, impairment indicators arose that the TSUBO intangible assets were possibly impaired. As a result, we conducted an interim impairment evaluation of the TSUBO trademarks and concluded that the fair value was lower than the carrying amount. Therefore, we recognized an impairment loss of $1,000 on the TSUBO trademarks during the three months ended June 30, 2009. For further discussion of our impairment evaluations, refer to "Critical Accounting Policies and Estimates" below.

        Income (Loss) from Operations.    The following table summarizes operating income (loss) by segment. The gross profit derived from the sales to third parties of the eCommerce and retail store segments for the US is separated into two components: (i) the wholesale profit is included in the operating income or loss of each wholesale segment, and (ii) the remaining profit is included in the eCommerce and retail stores segments. The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit.

	Years Ended December 31,
			Change
	2008	2009	Amount	%
UGG wholesale	$187,824	$232,712	$44,888	23.9%
Teva wholesale(1)	(18,688)	12,495	31,183	166.9
Simple wholesale	(2,262)	(7,284)	(5,022)	*
Other brands wholesale(2)	(4,842)	(7,414)	(2,572)	*
eCommerce	22,364	21,073	(1,291)	(5.8)
Retail stores	6,649	18,498	11,849	178.2
Unallocated overhead costs	(74,126)	(88,833)	(14,707)	(19.8)

Total	$116,919	$181,247	$64,328	55.0%

*
Calculation of percentage change is not meaningful.

(1)
Included in Teva loss from operations in 2008 is an impairment loss of $32,329.

(2)
Included in Other brands loss from operations in 2008 and 2009 is an impairment loss of $3,496 and $1,000, respectively.

        Income from operations increased primarily due to the increase in net sales and gross margins as well as a significantly lower impairment loss in 2009, partially offset by higher selling, general and administrative expenses.

        The increase in income from operations of UGG brand wholesale was primarily the result of the higher sales and gross margins as well as lower bad debt expenses and lower selling expenses, mainly due to a change in the commission structure. These results were partially offset by increased marketing and promotional expenses.

        The increase in income from operations of Teva brand wholesale was largely due to the impairment loss in 2008 as well as our portion of the production costs for the documentary IMAX film, "Grand Canyon Adventure, River at Risk" in 2008. In addition, we reduced marketing and selling expenses in 2009. These reductions in expenses were partially offset by lower sales and gross margins.

        The increase in the loss from operations of Simple brand wholesale was primarily due to lower gross margins, mainly attributed to an increased impact of closeout sales and inventory write-downs, and lower total sales. In addition, we recognized our planned increase in marketing and promotional expenses in the first half of the year.

        We did not own our other brands during the full year of 2008. We acquired, integrated, or continued to develop our other brands during 2009.

        Income from operations of our eCommerce business decreased primarily due to higher operating costs and lower gross margins, partially offset by higher sales, mainly UGG brand sales. The higher operating costs were related to increased marketing and promotional expenses as well as increased payroll and related expense in support of our enhancement and expansion plans. The lower gross margins were largely due to not passing on shipping charges to our customers to remain competitive online.

        Income from operations of our retail store business increased primarily due to the increase in net sales and gross margin, partially offset by higher operating expense primarily related to our new store openings.

        Unallocated overhead costs increased primarily from higher corporate payroll costs resulting from our planned increase in headcount related to our continued worldwide growth.

        Other (Income) Expense.    Interest income decreased by $2,180 from 2008 to 2009, primarily from lower overall market interest rates, as well as a shift in our investment mix to a greater percentage of safer, more liquid and lower yielding investments. Interest expense was negative due to the reversal of accrued interest originally recorded in prior periods related to certain tax obligations for one of our foreign subsidiaries. Management determined that any remaining liability for such matters is remote, and therefore, we reversed the previously accrued amount.

        Income Taxes.    Income tax expense and effective income tax rates were as follows:

	Years Ended December 31,
	2008	2009
Income tax expense	$46,631	$66,304
Effective income tax rate	38.7%	36.2%

        The decrease in the effective tax rate was primarily due to the increase in our annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in most of our foreign jurisdictions are taxed at significantly lower rates than the US. Also, in 2008, we had impairment losses attributable to a foreign subsidiary that received no tax benefit from the charge. The effective tax rate is subject to ongoing review and evaluation by management and can vary from year to year.

        Net Loss (Income) Attributable to the Noncontrolling Interest.    Net income attributable to the noncontrolling interest in our joint venture with Stella International, which was formed in July 2008, was a net loss of $77 in 2008, compared to net income of $133 for 2009.

        Net Income Attributable to Deckers Outdoor Corporation.    Our net income increased as a result of the items discussed above. Our diluted earnings per share increased by 58.8% from $5.60 in 2008 to $8.89 for 2009, as a result of the increase in net income, as well as lower weighted-average diluted shares, primarily related to our stock repurchases in 2009.

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2008

        The following table summarizes our results of operations:

	Years Ended December 31,
	2007		2008		Change
	Amount	%	Amount	%	Amount	%
Net sales	$448,929	100.0%	$689,445	100.0%	$240,516	53.6%
Cost of sales	241,458	53.8	384,127	55.7	142,669	59.1

Gross profit	207,471	46.2	305,318	44.3	97,847	47.2
Selling, general and administrative expenses	101,918	22.7	152,574	22.1	50,656	49.7
Impairment loss	—	—	35,825	5.2	35,825	*

Income from operations	105,553	23.5	116,919	17.0	11,366	10.8
Other income, net	(4,486)	(1.0)	(3,583)	(0.5)	903	20.1

Income before income taxes	110,039	24.5	120,502	17.5	10,463	9.5
Income taxes	43,602	9.7	46,631	6.8	3,029	6.9

Net income	66,437	14.8	73,871	10.7	7,434	11.2
Net income attributable to the noncontrolling interest	—	—	77	*	77	*

Net income attributable to Deckers Outdoor Corporation	$66,437	14.8%	$73,948	10.7%	$7,511	11.3%

*
Calculation of percentage change is not meaningful.

        Overview.    The increase in net sales was primarily due to higher UGG brand net sales. Income from operations increased primarily as a result of the increase in net sales, partially offset by a lower gross margin and higher selling, general and administrative expenses as well as impairment losses recognized during the second and fourth quarters of 2008. Also, in May 2008, we acquired the ownership interests of TSUBO, LLC which had a loss from operations as discussed below.

        Net Sales.    The following table summarizes net sales by location and net sales by brand and distribution channel:

	Years Ended December 31,
			Change
	2007	2008	Amount	%
Net sales by location:
US	$386,593	$581,512	$194,919	50.4%
International	62,336	107,933	45,597	73.1

Total	$448,929	$689,445	$240,516	53.6%

Net sales by brand and distribution channel:
UGG:
Wholesale	$291,908	$483,781	$191,873	65.7%
eCommerce	37,880	60,642	22,762	60.1
Retail stores	17,766	37,558	19,792	111.4

Total	347,554	581,981	234,427	67.5

Teva:
Wholesale	82,003	80,882	(1,121)	(1.4)
eCommerce	5,630	5,219	(411)	(7.3)
Retail stores	260	417	157	60.4

Total	87,893	86,518	(1,375)	(1.6)

Simple:
Wholesale	11,163	13,909	2,746	24.6
eCommerce	1,963	2,786	823	41.9
Retail stores	356	480	124	34.8

Total	13,482	17,175	3,693	27.4

Other brands:
Wholesale	—	3,649	3,649	*
eCommerce	—	122	122	*
Retail stores	—	—	—	*

Total	—	3,771	3,771	*

Total	$448,929	$689,445	$240,516	53.6%

Total eCommerce	$45,473	$68,769	$23,296	51.2%

Total Retail stores	$18,382	$38,455	$20,073	109.2%

*
Calculation of percentage change is not meaningful.

        The increase in net sales was due primarily to:

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

        Net wholesale sales of UGG products increased primarily due to an increase in the number of pairs sold as well as an increased weighted-average wholesale selling price per pair.

        Net wholesale sales of Teva products decreased primarily due to a decrease in the number of pairs sold, partially offset by an increase in the weighted-average wholesale selling price per pair.

        Net wholesale sales of Simple products increased driven primarily by an increase in the weighted-average wholesale selling price per pair as well as an increase in the number of pairs sold.

        Net wholesale sales of our other brands increased, as we did not own our other brands during 2007.

        The increase in net sales of the eCommerce business was driven by greater demand for our UGG products.

        Net sales of the retail store business increased primarily due to UGG brand sales. The large increase in UGG brand sales is partially attributable to our five new UGG brand concept stores opened in 2008 and the additional stores that were not open for the full year of 2007.

        International sales for all of our products increased by 73.1% in 2008 compared to 2007, representing 13.9% of net sales in 2007 and 15.7% of net sales in 2008. The majority of the international sales growth was due to increases in UGG and Simple brand sales, as well as our retail stores that opened in 2008. The largest increase in international sales comes from our UGG brand sales, led by the European region.

        Gross Profit.    The decline in our gross margin was primarily due to increased factory costs associated with our UGG brand, an increased percentage of international sales, which carry lower gross margins, and increased inventory write-offs.

        Selling, General and Administrative Expenses.    The increase in SG&A in absolute dollars resulted from:

  •
  an increase in personnel costs, including additional stock compensation related to our long-term incentive plan;

  •
  additional costs related to our expanded distribution center;

  •
  higher sales and marketing variable costs related to the increase in sales and six new retail stores that were not open during the full year of 2007;

  •
  higher fixed selling costs related to new retail stores, including rent expenses;

  •
  increased legal costs due primarily to increased efforts to defend and protect our intellectual property;

  •
  an increase in our bad debt reserve due to higher credit risk in the economic environment, and

  •
  our portion of the production costs for the documentary IMAX film, "Grand Canyon Adventure, River at Risk," which was sponsored by Teva and was released in IMAX theaters in March 2008.

        Impairment Loss.    We conducted our annual impairment evaluation of goodwill and nonamortizable intangible assets as of December 31, 2007 and 2008. As of December 31, 2007, we concluded there was no impairment of any of our goodwill and nonamortizable intangible assets. As of December 31, 2008, we concluded that the fair value of our Teva trademarks and goodwill were below their respective carrying amounts. In addition, we concluded that the fair value of our TSUBO goodwill was also below its carrying amount. Therefore, we recognized an impairment loss in the fourth quarter of 2008 of $5,500 on our Teva trademarks and $15,425 on our Teva and TSUBO goodwill. In addition to our annual impairment test, as of June 30, 2008, impairment indicators arose that the Teva goodwill and other intangible assets were possibly impaired. As a result, we conducted an interim impairment evaluation of the Teva goodwill and Teva trademarks. As of June 30, 2008, we concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 on the Teva trademarks during the three months ended June 30, 2008. For further discussion of our impairment evaluations, refer to "Critical Accounting Policies and Estimates" below.

        Income (Loss) from Operations.    The gross profit derived from the sales to third parties of the eCommerce and retail store segments for the US is separated into two components: (i) the wholesale profit is included in the operating income or loss of each wholesale segment, and (ii) the remaining profit is included in the eCommerce and retail stores segments. The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit. The following table summarizes operating income (loss) by segment:

	Years Ended December 31,
			Change
	2007	2008	Amount	%
UGG wholesale	$119,193	$187,824	$68,631	57.6%
Teva wholesale(1)	21,121	(18,688)	(39,809)	(188.5)
Simple wholesale	(2,077)	(2,262)	(185)	(8.9)
Other brands wholesale(2)	—	(4,842)	(4,842)	*
eCommerce	14,502	22,364	7,862	54.2
Retail stores	3,194	6,649	3,455	108.2
Unallocated overhead costs	(50,380)	(74,126)	(23,746)	(47.1)

Total	$105,553	$116,919	$11,366	10.8%

*
Calculation of percentage change is not meaningful.

(1)
Included in Teva loss from operations in 2008 is an impairment loss of $32,329.

(2)
Included in Other brands loss from operations in 2008 is an impairment loss of $3,496.

        Income from operations represented 23.5% of sales in 2007 and 17.0% in 2008. This decrease in percent of sales was due primarily to the lower gross margin, higher selling, general and administrative expenses and the impairment loss during 2008, partially offset by the increase in net sales.

        The increase in income from operations of the UGG brand at wholesale was primarily the result of the higher sales volumes, partially offset by lower gross margins and increased divisional sales expenses, marketing expenses, commissions, bad debt reserves, and research and development expenses.

        We had a loss from operations of the Teva brand at wholesale in 2008 compared to income from operations in 2007. This decline in performance was largely due to the impairment loss and was also caused by lower sales and gross margins as well as higher divisional expenses.

        Loss from operations of the Simple brand at wholesale increased slightly primarily due to higher marketing, product design, and divisional sales expenses, partially offset by higher sales and gross margins due to an increase in the weighted-average wholesale selling price per pair.

        Loss from operations of our other brands includes an impairment loss of $3,496.

        Income from operations of our eCommerce business increased primarily due to the increase in net sales, partially offset by lower gross margins and increased operating costs.

        Income from operations of our retail store business increased primarily due to higher retail sales, partially offset by the higher operating costs associated with our new retail stores that were not open during the full year of 2007.

        Unallocated overhead costs increased primarily from higher corporate payroll costs, including stock compensation, additional costs related to our expanded distribution center, and increased legal costs related to defense and protection of our intellectual property.

        Other Expense (Income).    Interest income decreased by $1,665 primarily from a significant shift in the mix of our cash and cash equivalents and investment balances in 2008 versus 2007 to safer, more liquid, and lower yielding investments as well as lower market interest rates. Interest expense decreased primarily due to the reversal of interest expense related to income tax uncertainties due to settlements during 2008 that were previously accrued, and in 2007, we incurred interest expense related to certain tax matters in the Far East.

        Income Taxes.    Income tax expense and effective income tax rates were as follows:

	Years Ended December 31,
	2007	2008
Income tax expense	$43,602	$46,631
Effective income tax rate	39.6%	38.7%

        The decrease in the effective tax rate was primarily due to an increase in the Company's international sales as a percentage of total worldwide sales. The Company's average international tax rate is significantly less than the Company's US rate, and therefore a higher ratio of international sales and international pre-tax income decreases the Company's overall effective tax rate. This decrease was partially offset by approximately $6,531 of impairment losses in 2008 attributable to a foreign subsidiary that receives no tax benefit from the charge, as this subsidiary is in a tax free jurisdiction. In 2008, buy-in payments were substantially completed for our intellectual property rights, which were taxable in the US at the higher tax rate. In 2007 and 2008, these buy-in payments resulted in an increase in the Company's US pre-tax income and a decrease in the Company's international pre-tax income.

        Net Loss Attributable to the Noncontrolling Interest.    Net loss attributable to the noncontrolling interest in our joint venture with Stella International, which was formed in July 2008, was $77 for 2008.

        Net Income Attributable to Deckers Outdoor Corporation.    Our net income increased primarily as a result of higher net sales and higher gross profit dollars in 2008, partially offset by higher SG&A and the impairment loss. Our earnings per diluted share increased 10.7% from $5.06 in 2007 to $5.60 in 2008, primarily as a result of the increase in net income.

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

        Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand's major selling seasons, which historically occur during the third and fourth quarters. Given the seasonality of our UGG brand, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows. If necessary, we may borrow funds under our revolving credit facility. During 2007, 2008, and 2009, we did not borrow funds under our revolving credit facility.

        The following table summarizes our cash flows and working capital:

	Year Ended December 31,
			Change
	2008	2009	Amount	%
Net cash provided by operating activities	$53,276	$185,474	$132,198	248.1%
Net cash provided by (used in) investing activities	$66,716	$(25,398)	$(92,114)	(138.1)%
Net cash provided by (used in) financing activities	$2,267	$(21,065)	$(23,332)	(1029.2)%

	Year Ended December 31,
			Change
	2008	2009	Amount	%
Cash and cash equivalents	$176,804	$315,862	$139,058	78.7%
Short-term investments	17,976	26,120	8,144	45.3
Trade accounts receivable	108,129	76,427	(31,702)	(29.3)
Inventories	92,740	85,356	(7,384)	(8.0)
Other current assets	17,315	17,222	(93)	(0.5)

Total current assets	$412,964	$520,987	$108,023	26.2%

Trade accounts payable	$42,960	$47,331	$4,371	10.2%
Other current liabilities	52,249	53,539	1,290	2.5

Total current liabilities	$95,209	$100,870	$5,661	5.9%

Net working capital	$317,755	$420,117	$102,362	32.2%

        Cash from Operating Activities.    The increase in net cash provided by operating activities was primarily due to decreases in accounts receivable and inventory in 2009 compared to 2008. The decrease in accounts receivable was primarily due to increased cash collections. The decrease in inventory was largely due to decreased Teva inventory, as we purchased in smaller quantities, more often, and closer to demand. These changes were partially offset by a decrease in income taxes payable related to our decreased effective tax rate. Net working capital improved primarily as a result of higher cash and cash equivalents, partially offset by decreased accounts receivable. The changes in working capital are due to increased sales and collections as well as our normal seasonality and timing of cash receipts and cash payments.

        Wholesale accounts receivable turnover increased from 7.5 times in the twelve months ended December 31, 2008 to 7.8 times in the twelve months ended December 31, 2009, primarily as a result of increased sales and faster collections in 2009 compared to 2008 due to the continued demand for UGG product in 2009, which encouraged retailers to pay their receivables balances faster to expedite upcoming deliveries. In 2008, we used both wholesale and consumer direct sales in our accounts receivable turnover calculations. As of September 30, 2009, we changed the method of our calculation to exclude consumer direct sales, as this is more consistent with how management views the business, and, in general, our consumer direct sales do not carry accounts receivable balances.

        Inventory turnover decreased from 4.1 times for the year ended December 31, 2008 to 3.8 times for the year ended December 31, 2009, largely due to higher average inventory balances during the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008. The higher average inventory balances were in support of our increased sales.

        Cash from Investing Activities.    Net cash provided by investing activities in 2008 was comprised primarily of net sales of short-term investments, partially offset by purchases of property and equipment and our acquisition of TSUBO, LLC. Our capital expenditures were primarily related to a new inventory pick module in our distribution center, leasehold improvements for new retail stores, and computer hardware and software. Net cash used in investing activities in 2009 was comprised primarily of purchases of property and equipment and net purchases of short-term investments. Our larger capital expenditures were related to the build out of new retail stores, expansion of our warehouse pick module and computer hardware and software. As our short-term investments matured, we invested in cash equivalents, thus decreasing purchases and sales of short-term investments.

        As of December 31, 2009, we had no material commitments for future capital expenditures, but we estimate that the capital expenditures for 2010 will range from approximately $25,000 to $30,000 and anticipate those will include the build-out of new retail stores and miscellaneous computer hardware and software. We intend to amend our credit facility to increase the capital expenditure limits set forth in the credit agreement. The actual amount of capital expenditures for 2010 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

        Cash from Financing Activities.    In 2008, net cash provided by financing activities consisted of the excess tax benefits from shared-based compensation as well as the contribution from our new joint venture partner and cash received from the exercise of stock options, partially offset by cash paid for shares withheld for taxes. In 2009, net cash used in financing activities was comprised primarily of repurchases of our common stock under our stock repurchase program. In addition, we used cash for shares withheld for taxes from employee stock unit vestings, primarily offset by excess tax benefits from stock compensation.

        In June 2009, our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. The purchases will be funded from available working capital. As of December 31, 2009, we repurchased approximately 300,000 shares of our common stock under this program for approximately $20,000, or an average price of $66.43 per share. As of December 31, 2009, the remaining amount approved to repurchase shares is approximately $30,000.

        Our revolving credit facility with Comerica Bank, or the Facility, provides for a maximum availability of $20,000. Up to $12,500 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (3.25% at December 31, 2009) or, at our option, at the London Interbank Offered Rate, or LIBOR, (0.23% at December 31, 2009) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010. At December 31, 2009, we had no outstanding borrowings under the Facility and outstanding letters of credit of $189. As a result, $19,811 was available under the Facility at December 31, 2009.

        The agreements underlying the Facility contain certain financial covenants. We amended the Facility in June 2009, including amending some of these covenants. The covenants currently include a limitation on aggregate annual lease payments of $20,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter (except for the quarter ended June 30, 2009, there was a maximum net loss of $3,000), a limitation on annual consolidated capital expenditures of $25,000 in fiscal year 2009 and $15,000 in any fiscal year thereafter, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004, plus 75% of consolidated net profit on a cumulative basis, and a requirement that our consolidated total liabilities to consolidated effective tangible net worth ratio be no greater than 1.50:1.00. The agreements also contain a prohibition on the payment of dividends. At December 31, 2009, we were in compliance with all covenants and remain so as of the date of this report.

        Contractual Obligations.    The following table summarizes our contractual obligations at December 31, 2009 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$77,298	$14,131	$27,263	$13,376	$22,528
Purchase obligations(2)	168,603	166,240	2,363	—	—
Unrecognized tax benefits(3)	5,011	—	5,011	—	—

Total	$250,912	$180,371	$34,637	$13,376	$22,528

(1)
Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and corporate and regional offices. Other long-term liabilities on our consolidated balance sheet include primarily deferred rents, which are included in operating lease obligations in this table.

(2)
Our purchase obligations consist largely of purchase orders. They also include promotional expenses, service contracts, and minimum purchase commitments. Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year. These are outstanding open orders and not minimum obligations. Our promotional expenditures and service contracts are due periodically through 2012. In February 2009, we entered into a contract requiring minimum purchase commitments of sheepskin with a remaining commitment of approximately $64,000 as of December 31, 2009 that Deckers' affiliates, manufacturers, factories and other agents (each or collectively, a "Buyer") must make on or before December 31, 2010. This contract may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, Deckers is required to purchase any remaining amounts on or before December 31, 2010. We expect our sheepskin purchases by third party factories supplying UGG product to us will exceed these levels. Therefore, we do not anticipate having to make any non-performance payments under this contractual arrangement; however, we are not able to reasonably estimate when or if cash payments will occur and have included the remaining amount in this table. We believe this will not materially affect our liquidity or results of operations, as it is in the normal course of our business.

(3)
The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized.

        In addition to the amounts in the table above, we have entered into other off-balance sheet arrangements:

          We agreed to make loans to our joint venture with Stella International, should the need arise. As of December 31, 2009, the estimated total loans by Deckers and Stella International was expected to be approximately $4,000 contributed by both parties in proportion to their respective ownership in the joint venture. We also have potential future earn-out payments relating to our May 2008 acquisition of TSUBO, LLC and our March 2009 acquisition of Ahnu, Inc. The potential earn-out for TSUBO, LLC is based on the amount, if any, that sales of TSUBO products exceed certain base revenue levels for each year from 2008 to 2012. See Note 9, "Commitments and Contingencies," to the consolidated financial statements for further discussion. The potential earn-out for Ahnu, Inc. is based on the amount, if any, that gross profit of Ahnu products exceeds certain base levels for each year from 2010 to 2013. See Note 13, "Business Combinations," to the consolidated financial statements for further discussion. These amounts were excluded from the table above as all conditions for the earn-out payments have not been met. As of December 31, 2009, the present value of the earn-out payments of $651 is included within long-term liabilities in the consolidated balance sheet.

          We entered into or amended agreements with certain of our international distributors to assume control of the distribution rights in those regions. Under these agreements, we expect to make total payments to these distributors of approximately $10,500 from 2010 through 2011. The payments include consideration for the purchase of certain assets and services.

        We believe that internally generated funds, the available borrowings under our existing Facility or a new credit facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit, and market volatility, among others. See Part I, Item 1A, and "Risk Factors" for a discussion of additional factors that may affect our working capital position. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit facility or draw on our existing Facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

Impact of Inflation

        We believe that the rates of inflation in the three most recent fiscal years have not had a significant impact on our net sales or profitability.

Critical Accounting Policies and Estimates

        Revenue Recognition.    We recognize revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, chargebacks, and bad debts are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales. We present revenue net of taxes collected from customers and remitted to governmental authorities.

        Use of Estimates.    The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures about contingent liabilities and the reported amounts of net sales and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a potential material change in the financial statement presentation of our financial condition or results of operations. We have historically been materially accurate in our estimates used for the reserves and allowances below. We believe that the estimates and assumptions below are among those most important to an understanding of our consolidated financial statements contained in this report.

        The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and reserves, which are discussed below:

	December 31, 2008		December 31, 2009
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$118,835		$88,217
Allowance for doubtful accounts	$2,482	2.1%	$2,710	3.1%
Reserve for sales discounts	$4,241	3.6%	$2,796	3.2%
Allowance for estimated chargebacks	$1,648	1.4%	$3,049	3.5%

	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$303,506		$347,989
Allowance for estimated returns	$2,335	0.8%	$3,235	0.9%
Estimated returns liability	$4,419	1.5%	$4,018	1.2%

        Allowance for Doubtful Accounts.    We provide a reserve against trade accounts receivable for estimated losses that may result from customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which all or a portion of are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience. Reserves have been established for all projected losses of this nature. The increase in the allowance for doubtful accounts from December 31, 2008 to December 31, 2009 was primarily due to an increase in one account's specific reserve because that account filed for bankruptcy. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at December 31, 2009 by approximately $520.

        Reserve for Sales Discounts.    A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts. The decrease in the reserve as a percentage of accounts receivable was primarily due to a lower percentage of total outstanding customer balances being eligible for terms discounts. Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at December 31, 2009 by approximately $280.

        Allowance for Estimated Chargebacks.    When our domestic wholesale customers pay their invoices, they often take deductions for chargebacks against their invoices, which are often valid. Therefore, we record an allowance for the balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances. This estimate is based on historical trends of the timing of chargebacks taken against invoices. The increase in the allowance was largely attributable to a substantial increase in accounts receivable turnover and increased sales in the fourth quarter of 2009, resulting in increased chargeback activity compared to 2008.

        Allowance for Estimated Returns.    We record an allowance for anticipated future returns of goods shipped prior to period-end and a liability for anticipated returns of goods sold direct to consumers. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We also accept returns from our retail and eCommerce customers for a thirty day period. We base the amounts of the allowance and liability on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at December 31, 2009 by approximately $2,410.

        Inventory Write-Downs.    Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At December 31, 2009, inventories were stated at $85,356, net of inventory write-downs of $1,846. At December 31, 2008, inventories were stated at $92,740, net of inventory write-downs of $3,680. The decrease in inventory write-downs at December 31, 2009 compared to December 31, 2008 was primarily due to sales of previously written-down inventory during 2009, primarily in our Teva and Simple brand inventories. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at December 31, 2009 by approximately $230.

        Valuation of Goodwill, Intangible and Other Long-Lived Assets.    Annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the impairment of goodwill, intangible and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying amount of these assets individually. We test goodwill and nonamortizable intangible assets for impairment on an annual basis as of December 31 based on the fair value of the reporting unit for goodwill and the fair value of the assets for nonamortizable intangibles compared to their respective carrying value. We consider other long-lived assets to be impaired if we determine that the carrying value may not be recoverable. Among other considerations, we consider the following factors:

  •
  the assets' ability to continue to generate income from operations and positive cash flow in future periods;

  •
  changes in consumer demand or acceptance of the related brand names, products or features associated with the assets;

  •
  increased competition; and

  •
  deterioration of general economic conditions or the retail environment, and customers reducing orders in response to such conditions.

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

        As of June 30, 2008, our inability to reach our 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other intangible assets were possibly impaired. As a result, we conducted an interim impairment evaluation of the Teva goodwill and other intangible assets as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 in the second quarter of 2008 on the Teva trademarks. As of December 31, 2008, due in part to the continued decline in the economy in the second half of 2008, we reduced our long-term Teva brand sales forecast. In addition, as of December 31, 2008, we experienced a significant decline in our market capitalization due to declines in market multiples. As a result of the reduced sales forecast and the decline in market capitalization, we concluded that the fair value of our Teva trademarks and Teva goodwill were below their respective carrying amounts. Further, due to the decline in our market capitalization, we concluded that the fair value of our TSUBO goodwill was also below its carrying amount. Therefore, we recognized an impairment loss in the fourth quarter of 2008 of $5,500 on our Teva trademarks and $15,425 on our goodwill, which was the entire balance of both our Teva and TSUBO goodwill. The impairment loss is reflected in our consolidated statement of operations for the year ended December 31, 2008.

        As of June 30, 2009, our inability to reach our 2009 TSUBO brand period to date sales targets along with a reduced long-term forecast for TSUBO brand sales growth were indicators that the TSUBO intangible assets were possibly impaired. As a result, we conducted an interim impairment evaluation of the TSUBO intangible assets as of June 30, 2009 and concluded that the fair value of the TSUBO trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $1,000 in the second quarter of 2009 on the TSUBO trademarks. In addition, we began amortizing the remaining balance of the TSUBO trademarks over 10 years.

        On December 31, 2009, we performed our annual impairment test of goodwill and nonamortizable intangible assets using market value approaches and valuation techniques and determined that there was no impairment of goodwill or intangible assets as of December 31, 2009. Our use of different estimates (including estimated royalty rates, discount rates, market multiples, and future revenues, among others) and assumptions could produce different financial results. As of December 31, 2009, our Teva trademarks had a carrying value of $15,300. At that date, our estimate of the trademarks' fair value was approximately 12% greater than the carrying value. Accordingly, if growth rates fail to meet our forecasts, impairment of the Teva trademark may occur in the future. Our goodwill balance at December 31, 2009 represents goodwill primarily in the UGG reporting unit which has a fair value substantially in excess of the carrying value.

        Stock Compensation Expense.    Stock compensation transactions with employees are accounted for using the fair value method and expensed ratably over the vesting period of the award. Stock compensation expense is based on the fair values of all share-based awards as of the grant date. Determining the expense of share-based awards at the grant date requires judgment, including estimating the percentage of awards that will be forfeited, probabilities of meeting criteria for performance-based awards, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, stock compensation expense and our results of operations could be materially impacted.

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

        Interest Rate Risk.    Our market risk exposure with respect to financial instruments is to changes in the prime rate in the US and changes in LIBOR. Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR. At December 31, 2009, we had no outstanding borrowings under the revolving line of credit. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(a)   Disclosure Controls and Procedures.

        Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

(b)   Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with US generally accepted accounting principles (GAAP). A company's internal control over financial reporting includes those policies and procedures that:

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2009, the Company maintained effective internal control over financial reporting. The registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company's internal control over financial reporting. The Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

(c)   Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We have adopted a written code of ethics that applies to our principal executive officer, principal financial and accounting officer, controller and persons performing similar functions and is posted on our website at www.deckers.com. Our code of ethics is designed to meet the requirements of Section 406 of Regulation S-K and the rules promulgated there under. To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly either on a report on Form 8-K or on our website at www.deckers.com.

        All additional information required by this item, including information relating to Directors and Executive Officers of the Registrant, is set forth in the Company's definitive proxy statement relating to the Registrant's 2010 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2009, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information relating to Executive Compensation is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2010 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2009, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2010 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2009, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to Certain Relationships and Related Transactions is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2010 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2009, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Information relating to Principal Accountant Fees and Services is set forth under "Proposal No. 2-Independent Registered Public Accounting Firm" in the Company's definitive proxy statement relating to the Registrant's 2010 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2009, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on Page F-1 hereof.

Exhibit
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation as amended through June 4, 2009. (Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2009 and incorporated by reference herein)
3.2
Restated Bylaws of Deckers Outdoor Corporation, as amended by the Board of Directors through March 11, 2009. (Exhibit 3.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2009 and incorporated by reference herein)
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
10.7
Amended and Restated Credit Agreement, dated as of November 25, 2002, by and among Deckers Outdoor Corporation, UGG Holdings Inc., and Comerica Bank-California. (Exhibit 10.24 to the Registrant's Form 10-K for the period ended December 31, 2002 and incorporated by reference herein)
10.8
Amendment Number One to Amended and Restated Revolving Credit Agreement dated April 29, 2003. (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.9
Amendment Number Two to Amended and Restated Revolving Credit Agreement dated June 27, 2003. (Exhibit 10.2 to the Registrant's Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein)
10.10
Amendment Number Three to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank — California dated as of August 6, 2003. (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein)

Exhibit
10.11	Amendment Number Four to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of November 13, 2003 (Exhibit 10.27 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.12
Lease Agreement dated November 1, 2003 between Ampersand Aviation, LLC and Deckers Outdoor Corporation for office building at 495-A South Fairview Avenue, Goleta, California, 93117 (Exhibit 10.34 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.13
Amendment Number Five to Amended and Restated Credit Agreement between the Company and Comerica Bank- California dated as of February 28, 2005 (Exhibit 10.36 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
10.14
Lease Agreement dated September 15, 2004 between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
10.15
First Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated December 1, 2004 (Exhibit 10.38 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
10.16
Amendment Number Six to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank-California dated as of June 14, 2005 (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended June 30, 2005 and incorporated by reference herein)
10.17
Amendment Number Seven to Amended and Restated Revolving Credit Agreement between the Company and Comerica Bank dated as of September 6, 2005 (Exhibit 10.1 to the Registrant's Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein)
#10.18
Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 21, 2006 in connection with its 2006 Annual Meeting of Stockholders)
10.19
Amendment Number Eight to Amended and Restated Credit Agreement between Deckers Outdoor Corporation and Comerica Bank dated as of September 5, 2006 (Exhibit 10.1 to the Registrant's Form 8-K filed on September 6, 2006 and incorporated by reference herein)
#10.20
First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 9, 2007 in connection with its 2007 Annual Meeting of Stockholders)
#10.21	Form of Restricted Stock Unit Award Agreement (Level 1) Under 2006 Equity Incentive Plan (Exhibit 10.2 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.22	Form of Restricted Stock Unit Award Agreement (Level 2) Under 2006 Equity Incentive Plan (Exhibit 10.3 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)

Exhibit
#10.23	Form of Stock Appreciation Rights Award Agreement (Level 1) Under 2006 Equity Incentive Plan (Exhibit 10.4 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.24	Form of Stock Appreciation Rights Award Agreement (Level 2) Under 2006 Equity Incentive Plan (Exhibit 10.5 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
10.25
Amendment Number Nine to Amended and Restated Credit Agreement, dated as of June 4, 2007, among Deckers Outdoor Corporation and Comerica Bank (Exhibit 10.1 to the Registrant's Form 8-K filed on June 4, 2007 and incorporated by reference herein)
#10.26
Senior Executive Employment Agreement dated April 24, 2008 between Deckers Outdoor Corporation and Thomas R. Hillebrandt (Exhibit 10.1 to the Registrant's Form 8-K filed on April 24, 2008 and incorporated by reference herein)
#10.27	Form of Indemnification Agreement (Exhibit 10.1 to the Registrant's Form 8-K filed on June 2, 2008 and incorporated by reference herein)
10.28
Waiver and Amendment No. 10 dated June 30, 2008 to Amended and Restated Credit Agreement between Deckers Outdoor Corporation and Comerica Bank (Exhibit 10.1 to the Registrant's Form 8-K filed on July 3, 2008 and incorporated by reference herein)
#10.29
Form of Amendment dated August 6, 2008 to Senior Executive Employment Agreement with Deckers Outdoor Corporation for Thomas Hillebrandt (Exhibit 10.1 to the Registrant's Form 8-K filed on August 11, 2008 and incorporated by reference herein)
#10.30
Deckers Outdoor Corporation Deferred Stock Unit Compensation Plan, a Sub Plan under the Deckers Outdoor Corporation 2006 Equity Incentive Plan, adopted by the Board of Directors on December 12, 2008 (Exhibit 10.49 to the Registrant's Form 10-K filed on March 2, 2009 and incorporated by reference herein)
10.31
Amendment No. 11 to Amended and Restated Credit Agreement among Deckers Outdoor Corporation and Comerica Bank (Exhibit 10.1 to the Registrant's Form 8-K filed on July 8, 2009 and incorporated by reference herein)
#10.32	Replacement Director Compensation Agreement and Mutual Release, dated December 16, 2009 (Exhibit 10.1 to the Registrant's Form 8-K filed on December 17, 2009 and incorporated by reference herein)
*#10.33	Change of Control and Severance Agreement with Deckers Outdoor Corporation for Angel Martinez on December 22, 2009
*#10.34	Change of Control and Severance Agreement with Deckers Outdoor Corporation for Zohar Ziv on December 22, 2009
*#10.35	Change of Control and Severance Agreement with Deckers Outdoor Corporation for Thomas George on December 22, 2009
*#10.36	Change of Control and Severance Agreement with Deckers Outdoor Corporation for Constance Rishwain on December 22, 2009
*#10.37	Change of Control and Severance Agreement with Deckers Outdoor Corporation for Colin Clark on December 22, 2009
#10.38	Deckers Outdoor Corporation Nonqualified Deferred Compensation Plan (Exhibit 10.2 to the Registrant's Form 8-K filed on December 22, 2009 and incorporated by reference herein)

Exhibit
*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to 18 USC. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 1, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ANGEL R. MARTINEZ Angel R. Martinez	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2010
/s/ THOMAS A. GEORGE Thomas A. George	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010
/s/ KARYN O. BARSA Karyn O. Barsa	Director	March 1, 2010
/s/ MAUREEN CONNERS Maureen Conners	Director	March 1, 2010
/s/ JOHN M. GIBBONS John M. Gibbons	Director	March 1, 2010
/s/ REX A. LICKLIDER Rex A. Licklider	Director	March 1, 2010
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 1, 2010

/s/ JOHN G. PERENCHIO John G. Perenchio	Director	March 1, 2010
/s/ TORE STEEN Tore Steen	Director	March 1, 2010

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Los Angeles, California
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Deckers Outdoor Corporation:

        We have audited Deckers Outdoor Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and the related consolidated financial statement schedule, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

                      /s/ KPMG LLP

Los Angeles, California
March 1, 2010

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$176,804	$315,862
Restricted cash	300	300
Short-term investments	17,976	26,120
Trade accounts receivable, net of allowances of $10,706 and $11,790 in 2008 and 2009, respectively	108,129	76,427
Inventories	92,740	85,356
Prepaid expenses and other current assets	3,691	7,210
Deferred tax assets	13,324	9,712

Total current assets	412,964	520,987
Restricted cash	700	400
Property and equipment, at cost, net	28,318	35,442
Goodwill	6,101	6,507
Other intangible assets, net	17,933	17,433
Deferred tax assets	17,447	16,704
Other assets	258	1,570

Total assets	$483,721	$599,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$42,960	$47,331
Accrued payroll	14,996	20,869
Other accrued expenses	12,676	12,985
Income taxes payable	24,577	19,685

Total current liabilities	95,209	100,870

Long-term liabilities	3,847	6,269
Commitments and contingencies (note 9)
Stockholders' equity:
Deckers Outdoor Corporation stockholders' equity:
Common stock, $0.01 par value; authorized 20,000 and 50,000 shares; issued and outstanding 13,089 and 12,868 shares for 2008 and 2009, respectively	131	129
Additional paid-in capital	115,214	125,431
Retained earnings	268,515	365,304
Accumulated other comprehensive income	392	494

Total Deckers Outdoor Corporation stockholders' equity	384,252	491,358
Noncontrolling interest	413	546

Total equity	384,665	491,904

Total liabilities and equity	$483,721	$599,043

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended December 31,
	2007	2008	2009
Net sales	$448,929	$689,445	$813,177
Cost of sales	241,458	384,127	442,087

Gross profit	207,471	305,318	371,090
Selling, general and administrative expenses	101,918	152,574	188,843
Impairment loss	—	35,825	1,000

Income from operations	105,553	116,919	181,247
Other (income) expense, net:
Interest income	(4,855)	(3,190)	(1,010)
Interest expense	768	(142)	(875)
Other, net	(399)	(251)	(91)

	(4,486)	(3,583)	(1,976)

Income before income taxes	110,039	120,502	183,223
Income taxes	43,602	46,631	66,304

Net income	66,437	73,871	116,919
Net loss (income) attributable to noncontrolling interest	—	77	(133)

Net income attributable to Deckers Outdoor Corporation	$66,437	$73,948	$116,786

Net income attributable to Deckers Outdoor Corporation common stockholders per share:
Basic	$5.18	$5.67	$8.98
Diluted	$5.06	$5.60	$8.89
Weighted-average common shares outstanding:
Basic	12,835	13,042	13,008
Diluted	13,129	13,195	13,131

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(amounts in thousands)

	Years Ended December 31, 2007, 2008 and 2009
						Total Deckers Outdoor Corp. Stockholders' Equity
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings			Non- controlling Interest	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance December 31, 2006	12,588	$126	$81,761	$128,130	$393	$210,410	—	$210,410
Stock compensation expense	10	—	6,554	—	—	6,554	—	6,554
Exercise of stock options	406	4	2,274	—	—	2,278	—	2,278
Excess tax benefit from stock compensation	—	—	13,070	—	—	13,070	—	13,070
Net income	—	—	—	66,437	—	66,437	—	66,437	$66,437
Foreign currency translation adjustment	—	—	—	—	92	92	—	92	92
Unrealized loss on short-term investments	—	—	—	—	(203)	(203)	—	(203)	(203)

Total comprehensive income									$66,326

Balance December 31, 2007	13,004	$130	$103,659	$194,567	$282	$298,638	—	$298,638

Contribution from noncontrolling interest	—	$—	$—	$—	$—	$—	$490	$490
Stock compensation expense	11	1	10,192	—	—	10,193	—	10,193
Exercise of stock options	36	—	404	—	—	404	—	404
Shares issued upon vesting	38	—	—	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	2,989	—	—	2,989	—	2,989
Shares withheld for taxes	—	—	(2,030)	—	—	(2,030)	—	(2,030)
Net income (loss)	—	—	—	73,948	—	73,948	(77)	73,871	$73,871
Foreign currency translation adjustment	—	—	—	—	(47)	(47)	—	(47)	(47)
Unrealized gain on short-term investments	—	—	—	—	157	157	—	157	157

Total comprehensive income									$73,981

Balance December 31, 2008	13,089	$131	$115,214	$268,515	$392	$384,252	$413	$384,665

Stock compensation expense	8	—	13,016	—	—	13,016	—	$13,016
Exercise of stock options	5	—	107	—	—	107	—	107
Shares issued upon vesting	67	1	—	—	—	1	—	1
Excess tax detriment from stock compensation	—	—	(824)	—	—	(824)	—	(824)
Shares withheld for taxes	—	—	(2,082)	—	—	(2,082)	—	(2,082)
Stock repurchase	(301)	(3)		(19,997)		(20,000)	—	(20,000)
Net income	—	—	—	116,786	—	116,786	133	116,919	$116,919
Foreign currency translation adjustment	—	—	—	—	146	146	—	146	146
Unrealized loss on short-term investments	—	—	—	—	(44)	(44)	—	(44)	(44)

Total comprehensive income									$117,021

Balance December 31, 2009	12,868	$129	$125,431	$365,304	$494	$491,358	$546	$491,904

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income	$66,437	$73,871	$116,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,516	6,008	10,194
(Recovery of) provision for doubtful accounts, net	(113)	2,233	399
Write-down of inventory	3,367	4,785	3,955
Impairment loss	—	35,825	1,000
Deferred tax provision	(3,933)	(22,125)	5,308
Stock compensation	6,554	10,193	13,016
Other	(14)	(17)	60
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Restricted cash	(1,250)	250	300
Trade accounts receivable	(22,525)	(38,153)	31,527
Inventories	(22,768)	(45,749)	5,247
Prepaid expenses and other current assets	(674)	(415)	(3,408)
Other assets	(19)	(185)	(1,312)
Trade accounts payable	15,168	6,739	3,790
Accrued expenses	6,817	9,049	2,583
Income taxes payable	10,491	7,120	(6,525)
Long-term liabilities	—	3,847	2,421

Net cash provided by operating activities	61,054	53,276	185,474

Cash flows from investing activities:
Purchases of short-term investments	(225,371)	(204,179)	(66,900)
Proceeds from sales of short-term investments	176,135	299,049	57,078
Purchases of property and equipment	(6,331)	(22,218)	(13,699)
Acquisitions of businesses	—	(5,936)	(1,877)

Net cash (used in) provided by investing activities	(55,567)	66,716	(25,398)

Cash flows from financing activities:
Cash paid for shares withheld for taxes	—	(1,527)	(1,982)
Excess tax benefits from stock compensation	12,562	2,900	810
Cash received from issuances of common stock	2,278	404	107
Cash paid for repurchases of common stock	—	—	(20,000)
Contribution from minority interest holder of consolidated entity	—	490	—

Net cash provided by (used in) financing activities	14,840	2,267	(21,065)

Effect of exchange rates on cash	(57)	20	47

Net change in cash and cash equivalents	20,270	122,279	139,058
Cash and cash equivalents at beginning of year	34,255	54,525	176,804

Cash and cash equivalents at end of year	$54,525	$176,804	$315,862

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$24,293	$58,741	$66,540
Interest	$9	$563	$19
Non-cash investing activity:
Accruals for purchases of property and equipment	$—	$186	$1,356
Non-cash financing activity:
Accruals for shares withheld for taxes	$—	$503	$603

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

  Inventories

        Inventories, principally finished goods, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Cost includes initial molds and tooling that are amortized over the life of the mold in cost of sales. Cost also includes shipping and handling fees and costs, which are subsequently expensed to cost of sales. Market values are determined by historical experience with discounted sales, industry trends and the retail environment.

  Revenue Recognition

        The Company recognizes revenue when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Allowances for estimated returns, discounts, chargebacks, and bad debts are provided for when related revenue is recorded. The Company presents revenue net of taxes collected from customers and remitted to governmental authorities.

  Accounting for Long-Lived Assets

        Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. Intangible assets subject to amortization are amortized over their respective estimated useful lives to their estimated residual values. The Company uses the straight-line method for depreciation and amortization of long-lived assets, because the Company cannot reliably determine the pattern in which the economic benefits of the assets will be consumed.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Goodwill and Other Intangible Assets

        Intangible assets consist primarily of goodwill, trademarks, and distributor relationships arising from the application of purchase accounting. Intangible assets with estimable useful lives are amortized and reviewed for impairment. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, as of December 31 of each year. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and the fair values of the intangible assets with indefinite lives.

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

  Depreciation and Amortization

        Depreciation of property and equipment is calculated using the straight-line method based on estimated useful lives ranging from two to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Leasehold improvement lives range from one to fifteen years.

  Fair Value of Measurements

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

        The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements and Disclosures, included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures (ASC 820), for financial assets and liabilities, and nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis effective January 1, 2008 and for nonfinancial items that are recognized or disclosed at fair value in the financial statements on a non-recurring basis beginning January 1, 2009. The adoption of this standard did not have a material effect on the Company's consolidated financial statements. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

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

Short-term investments are classified as available for sale and are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders' equity. Interest and dividends are included in interest income in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements. The fair values of the Company's short-term investments are shown in the table below and were determined based on Level 1 inputs.

	December 31, 2008			December 31, 2009
	Cost	Unrealized Gains	Fair Value	Cost	Unrealized Gains	Fair Value
Government and agency securities	$17,930	$46	$17,976	$26,118	$2	$26,120

Total	$17,930	$46	$17,976	$26,118	$2	$26,120

  Stock Compensation

        Stock compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the percentage of awards that will be forfeited, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, stock compensation expense and the Company's results of operations could be materially impacted.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, net sales, and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with US generally accepted accounting principles. Significant areas requiring the use of management estimates relate to inventory reserves, accounts receivable reserves, stock compensation, impairment assessments, depreciation and amortization, income tax liabilities and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles, assets and liabilities. Actual results could differ materially from these estimates.

  Research and Development Costs

        All research and development costs are expensed as incurred. Such costs amounted to $2,916, $5,619 and $8,111 in 2007, 2008 and 2009, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

  Advertising, Marketing, and Promotion Costs

        Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 2007, 2008 and 2009 were $17,035, $24,866, and $28,727 respectively. Included in prepaid and other current assets at December 31, 2008 and 2009 were $1,475 and $601, respectively, related to prepaid advertising, marketing, and promotion expenses for programs to take place after December 31, 2008 and 2009, respectively.

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

        The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties generated by income tax contingencies as interest expense in the consolidated statements of operations.

  Net Income Attributable to Deckers Outdoor Corporation Common Stockholders per Share

        Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the years ended December 31, 2007, 2008, and 2009, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of options to purchase common stock and nonvested stock units (NSUs).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The reconciliations of basic to diluted weighted-average common shares are as follows:

	Year Ended December 31,
	2007	2008	2009
Weighted-average shares used in basic computation	12,835,000	13,042,000	13,008,000
Dilutive effect of stock options and NSUs	294,000	153,000	123,000

Weighted-average shares used for diluted computation	13,129,000	13,195,000	13,131,000

        All options outstanding as of December 31, 2007, 2008, and 2009 were included in the computation of diluted income per share for 2007, 2008, and 2009, respectively.

        The Company excluded 5,000 contingently issuable shares of common stock underlying its NSUs from the diluted income per share computation for 2008, and all NSUs were included for 2007 and 2009. The Company excluded all of its stock appreciation rights (SARs) and restricted stock units (RSUs) from the diluted income per share computations for the years ended December 31, 2007, 2008 and 2009. The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance through December 31, 2007, 2008 and 2009, respectively.

  Foreign Currency Translation

        The Company considers the US dollar as its functional currency. Gains and losses that arise from exchange rate fluctuations on sales and purchase transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

  Comprehensive Income

        Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net income, foreign currency translation adjustments, and unrealized gains and losses on available for sale investments, the Company does not have any transactions and other economic events that qualify as comprehensive income.

  Business Segment Reporting

        Management of the Company has determined its reportable segments are its strategic business units. The six reportable segments are the UGG®, Teva®, Simple® and other brands wholesale divisions, the eCommerce business and the retail store business. The Company performs an annual analysis of its reportable segments. Information related to the Company's business segments is summarized in note 10.

  Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Reclassifications

        Certain reclassifications have been made to the 2007 and 2008 amounts to conform to the 2009 presentation.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  New Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, included in ASC Topic 805, Business Combinations (ASC 805). The objective of ASC 805 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. ASC 805 requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at "full fair value." ASC 805 also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. The Company adopted ASC 805 on January 1, 2009, and applied the provisions to its new business combination. In its business combinations accounted for under ASC 805, the Company recorded a liability of $651 for contingent consideration, included in long-term liabilities in the consolidated balance sheet that would not have otherwise been recorded when compared to the previous guidance.

        In April 2009, the FASB issued Staff Position No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, included in ASC 805. This standard amends the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The standard eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The standard was effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied the provisions effective January 1, 2009, and the adoption did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, included in ASC Topic 810, Consolidation (ASC 810). The objective of the new standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests (previously referred to as minority interests) are now reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. The Company adopted this standard on January 1, 2009, and applied the provisions to the Company's current noncontrolling interest and reclassified it into equity on the consolidated balance sheets. In addition, net income and net income attributable to Deckers Outdoor Corporation have been adjusted on the consolidated statements of operations to conform to the new standard.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, included in ASC Topic 105, Generally Accepted Accounting Principles (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with US GAAP. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company early adopted this standard and included the new references in its consolidated financial statements effective with the period ending June 30, 2009.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(2) Restricted Cash

        In January 2007, the Company entered into an escrow agreement by and among Deckers Outdoor Corporation, MacGillivray Freeman Films, Inc., and Comerica Bank. The escrow agreement was initiated in conjunction with the Company's purchase obligation with a movie production company for advertising services. As a result of the agreement, during the year ended December 31, 2009, the Company paid $300 of the purchase obligation and the Company had $700 of restricted cash related to this obligation remaining as of December 31, 2009. Film production was completed and the movie was released in March 2008. Accordingly, the Company recorded the full $1,250 obligation as advertising expense during the first quarter of 2008. Of the total restricted cash related to this purchase obligation, $300 was short-term and was included as a current asset, and the remaining $400 was long-term and was included as a noncurrent asset in the Company's consolidated balance sheet at December 31, 2009. The escrow agreement contains a disbursement schedule according to when the remaining funds will be disbursed to the production company, which is as follows:

January 2010	$300
January 2011	200
January 2012	200

$700

(3) Retirement Plan

        The Company provides a 401(k) defined contribution plan that substantially all employees are eligible to participate in through tax-deferred contributions. The Company matches 50% of an employee's contribution up to the greater of $2.4 or 6% of their eligible compensation per year. Matching contributions totaled $368, $517 and $1,023 during 2007, 2008, and 2009, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. However, the Company did not make any profit sharing contributions for the years ended December 31, 2007, 2008 or 2009.

(4) Property and Equipment

        Property and equipment is summarized as follows:

	December 31,
	2008	2009
Machinery and equipment	$23,760	$29,566
Furniture and fixtures	4,552	6,741
Leasehold improvements	16,705	23,019

	45,017	59,326
Less accumulated depreciation and amortization	16,699	23,884

Net property and equipment	$28,318	$35,442

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(5) Notes Payable and Long-Term Debt

        The Company's revolving credit facility with Comerica Bank (the "Facility") provides for a maximum availability of $20,000. Up to $12,500 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender's prime rate (3.25% at December 31, 2009) or, at the Company's option, at the London Interbank Offered Rate, or LIBOR, (0.23% at December 31, 2009) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010. At December 31, 2009, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $189. As a result, $19,811 was available under the Facility at December 31, 2009.

        The agreements underlying the Facility contain certain financial covenants. The Company amended the Facility including certain financial covenants in June 2009. The covenants currently include a limitation on aggregate annual lease payments of $20,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter (except for the quarter ended June 30, 2009, there was a maximum net loss of $3,000), a limitation on annual consolidated capital expenditures of $25,000 in fiscal year 2009 and $15,000 in any fiscal year thereafter, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004 plus 75% of consolidated net profit on a cumulative basis, and a requirement that the Company's consolidated total liabilities to consolidated effective tangible net worth ratio be no greater than 1.50:1.00. The agreements also contain a prohibition on the payment of dividends.

(6) Income Taxes

        Components of income taxes are as follows:

	Federal	State	Foreign	Total
2007:
Current	$36,493	$9,207	$1,835	$47,535
Deferred	(2,695)	(630)	(608)	(3,933)

	$33,798	$8,577	$1,227	$43,602

2008:
Current	$55,505	$12,426	$825	$68,756
Deferred	(18,129)	(3,768)	(228)	(22,125)

	$37,376	$8,658	$597	$46,631

2009:
Current	$48,523	$10,350	$2,123	$60,996
Deferred	4,752	587	(31)	5,308

	$53,275	$10,937	$2,092	$66,304

        Foreign income before income taxes was $7,248, $7,155 and $27,912 during the years ended December 31, 2007, 2008 and 2009, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        Actual income taxes differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years Ended December 31
	2007	2008	2009
Computed "expected" income taxes	$38,526	$42,212	$64,105
State income taxes, net of federal income tax benefit	5,908	5,904	7,600
Foreign rate differential	(1,605)	(492)	(7,878)
Other	773	(993)	2,477

	$43,602	$46,631	$66,304

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2008 and 2009 are presented below:

	2008	2009
Deferred tax assets (liabilities), current:
Uniform capitalization adjustment to inventory	$3,937	$1,995
Bad debt and other reserves	7,879	6,288
State taxes	2,641	2,771
Prepaid expenses	(1,133)	(1,342)

Total deferred tax assets, current	13,324	9,712

Deferred tax assets (liabilities), noncurrent:
Amortization and impairment of intangible assets	9,340	8,526
Depreciation of property and equipment	1,463	(2,572)
Share-based compensation	6,453	9,640
Net operating loss carryforwards	191	1,110

Total deferred tax assets, noncurrent	17,447	16,704

Net deferred tax assets	$30,771	$26,416

        In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of $67,473. The deferred tax assets are primarily related to the Company's domestic operations. The change in net deferred tax assets from December 31, 2008 to December 31, 2009 includes $953 attributable to acquired deferred tax assets. Domestic taxable income for the years ended December 31, 2008 and 2009 was $151,041 and $154,492, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance was recorded in 2008 or 2009.

        As of December 31, 2009, withholding and US taxes have not been provided on approximately $46,000 of unremitted earnings of non-US subsidiaries because the Company has currently reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which management believes it is more likely than not that the position will be sustained upon examination. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement. The portion of the benefits that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. A reconciliation of the beginning and ending amounts of total unrecognized tax benefits is as follows:

Balance at December 31, 2008	$2,269
Gross increase related to current year tax positions	1,325
Gross increase related to prior years' tax positions	1,505
Lapse of statute of limitations	(88)

Balance at December 31, 2009	$5,011

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2009 was $3,175. Also, included in the balance of unrecognized tax benefits at December 31, 2009 was $1,836 that, if recognized, would be recorded as an adjustment to additional paid-in capital. For the year ended December 31, 2009, $85 of interest generated by income tax contingencies was recognized in the consolidated statements of operations. As of December 31, 2008 and 2009, $234 and $319, respectively, of interest was accrued in the consolidated balance sheets.

        The Company files income tax returns in the US federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local or non-US income tax examinations by tax authorities for years before 2006. In March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc. Ahnu, Inc. had approximately $2,600 in net operating loss carryforwards that were assumed as part of the acquisition, which are subject to Internal Revenue Service (IRS) limitations. The Company expects to fully utilize all net operating loss deferred tax assets over the next 5 to 6 years. Therefore, no valuation allowance was recorded for these net operating losses. The IRS commenced an examination of the Company's US income tax return for the year 2004 in 2007 and completed the audit during 2008. The IRS proposed an immaterial adjustment that did not result in a change to the Company's effective tax rate. The adjustment was limited to the particular tax position taken in 2004. However, that same position was taken in subsequent years. Accordingly, as of December 31, 2008, the Company has accounted for such subsequent positions as unrecognized tax benefits. In 2009, the IRS selected the Company's US federal income tax return for the year ended December 31, 2007 for examination and has since expanded the audit period to include the years ending December 31, 2006 through 2008. The Company does not know the timing of completion of the examination and if the examination will result in a material effect to the Company's financial statements. It is reasonably possible that the Company's unrecognized tax benefit could change, and the Company has not yet determined if any change will be material.

(7) Stockholders' Equity

        In May 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by Amendment No. 1 dated May 9, 2007, or the 2006 Plan. The primary purpose of the 2006 Plan is to

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company's continued progress. The 2006 Plan provides for 2,000,000 shares of the Company's common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,500,000. The 2006 Plan supersedes the Company's 1993 Stock Incentive Plan, as amended, or the 1993 Plan, which was subsequently terminated for new grants.

        The Company generally grants nonvested stock units (NSUs) annually to key personnel. The NSUs granted entitle the employee recipients to receive shares of common stock in the Company, which generally vest in quarterly increments between the third and fourth anniversary of the grant. Most of these awards include vesting that is also subject to achievement of certain performance targets.

        The Company also has long-term incentive award agreements under the 2006 Plan for issuance of SAR awards and RSU awards to the Company's current and future executive officers. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. Provided that these conditions are met, one-half of the SAR and RSU awards vest 80% on December 31, 2010 and 20% on December 31, 2011, and one-half of the SAR and RSU awards vest 80% on December 31, 2015 and 20% on December 31, 2016. The Company recognizes expense only for those awards that management deems probable of achieving the performance and service objectives. Prior to the beginning of the three month period ended September 30, 2008, the Company did not believe that the achievement of the performance objectives for the SAR and RSU awards with final vesting dates of December 31, 2016 was probable, and therefore the Company had not recognized compensation expense for those awards. However, as of September 30, 2008, the Company determined that the achievement of the performance objectives for those awards was probable based on updated projections of future sales and diluted earnings per share. As a result, the Company began recording compensation expense for those awards during the three months ended September 30, 2008 with an adjustment of $1,531 recorded to recognize the cumulative to date compensation expense for those awards.

        In May 2009, the stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 shares to 50,000,000 shares.

        In June 2009, the Company's Board of Directors approved a stock repurchase program to repurchase up to $50,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, government regulations, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. The purchases will be funded from available working capital. During the year ended December 31, 2009, the Company repurchased approximately 300,000 shares for approximately $20,000, or an average price of $66.43 per share, under this program. As of December 31, 2009, the remaining approved amount for repurchases was approximately $30,000.

        On a quarterly basis, the Company generally grants fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The table below summarizes stock compensation amounts recognized in the consolidated statements of operations:

	Year Ended December 31,
	2007	2008	2009
Compensation expense recorded for:
Stock options	$512	$—	$—
NSUs	3,482	4,344	5,652
SARs	1,375	3,856	5,287
RSUs	290	723	994
Directors' shares	895	1,270	1,083

Total compensation expense	6,554	10,193	13,016
Income tax benefit recognized	(2,677)	(4,154)	(5,096)

Net compensation expense	$3,877	$6,039	$7,920

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

        The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of December 31, 2009:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$8,122	2.1
SARs	11,478	3.6
RSUs	1,935	3.6

Total	$21,535

        A summary of the activity under the 1993 Plan and 2006 Plan as of December 31, 2007, 2008 and 2009 and changes during the period are presented below.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Summary Details for 1993 Plan Share Options

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	466,000	$6.59	3.9	$24,896
Granted	—	—
Exercised	(406,000)	5.62
Forfeited or expired	—	—

Outstanding at December 31, 2007	60,000	$12.97	5.2	$8,490
Granted	—	—
Exercised	(36,000)	11.14
Forfeited or expired	—	—

Outstanding at December 31, 2008	24,000	$15.81	4.2	$1,503
Granted	—	—
Exercised	(5,000)	28.28
Forfeited or expired	—	—

Outstanding and exercisable at December 31, 2009	19,000	$11.99	3.3	$1,827

        As of December 31, 2007, all options were vested. The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009, was $33,300, $3,731 and $301, respectively.

  Nonvested Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	239,000	$40.36
Granted	3,000	63.06
Vested	—	—
Forfeited	(3,000)	40.30

Nonvested at December 31, 2007	239,000	$40.64
Granted	86,000	127.77
Vested	(57,000)	37.79
Forfeited	(20,000)	52.32

Nonvested at December 31, 2008	248,000	$70.55
Granted	97,000	53.40
Vested	(96,000)	31.26
Forfeited	(10,000)	79.02

Nonvested at December 31, 2009	239,000	$79.01

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Stock Appreciation Rights Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	$—	—	$—
Granted	450,000	80.20
Exercised	—	—
Forfeited	(50,000)	80.20

Outstanding at December 31, 2007	400,000	$80.20	11.8	$29,944
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	400,000	$80.20	10.8	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	400,000	$80.20	9.8	$8,608

Exercisable at December 31, 2009	—	$—	—	$—
Expected to vest and exercisable at December 31, 2009	371,000	$80.20	9.7	$7,984

        The maximum contractual term is 10 and 15 years from the date of grant for those SARs with final vesting dates of December 31, 2011 and December 31, 2016, respectively. The number of SARs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. Approximately 5,000 and 24,000 of the SAR awards with final vesting dates of December 31, 2011 and December 31, 2016, respectively, were estimated to be forfeited due to failure to meet the long-term service conditions and were consequently excluded from the expected to vest number above.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Restricted Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	—	$—
Granted	60,000	80.20
Vested	—	—
Forfeited	(7,000)	80.20

Nonvested at December 31, 2007	53,000	$80.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2008	53,000	$80.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2009	53,000	$80.20

Expected to vest at December 31, 2009	49,000	$80.20

        The number of RSUs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. Approximately 1,000 and 3,000 of the RSUs awards with final vesting dates of December 31, 2011 and December 31, 2016, respectively, were estimated to be forfeited due to expected failure to meet the long-term service conditions.

(8) Accumulated Other Comprehensive Income

        Accumulated balances of the components within accumulated other comprehensive income are as follows:

	December 31,
	2008	2009
Cumulative foreign currency translation adjustment	$346	$492
Unrealized gain on short-term investments	46	2

Accumulated other comprehensive income	$392	$494

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(9) Commitments and Contingencies

        The Company leases office, distribution and retail facilities under operating lease agreements, which expire through January 2024. Many of the leases contain renewal options for approximately 3 to 5 years. Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2010	$14,131
2011	13,951
2012	13,312
2013	6,946
2014	6,430
Thereafter	22,528

$77,298

        Rent expense is recorded using the straight-line method to account for scheduled rental increases or rent holidays. Lease incentives for tenant improvement allowances are recorded as reductions of rent expense over the lease term. The rental payments under some of our retail store leases are based on a minimum rental plus a percentage of the store's sales in excess of stipulated amounts. The following schedule shows the composition of total rental expense.

	Years Ended December 31,
	2007	2008	2009
Minimum rentals	$5,170	$10,526	$13,707
Contingent rentals	339	570	1,147

	$5,509	$11,096	$14,854

        The Company had $165,198 of outstanding purchase orders with its manufacturers as of December 31, 2009. Included in this amount is approximately $64,000 as of December 31, 2009 for a contract requiring minimum purchase commitments of sheepskin, that Deckers' affiliates, manufacturers, factories and other agents (each or collectively, a "Buyer") must make on or before December 31, 2010. This contract may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, the Company is required to purchase any remaining amounts on or before December 31, 2010. The contract does not permit net settlement. The Company expects sheepskin purchases by third party factories will exceed the contract levels. Therefore, management believes the likelihood of any non-performance payments under this contractual arrangement is remote and would have an immaterial effect on the consolidated financial statements. The Company determined this based upon its historical and projected sales and inventory purchases. In addition, the Company entered into

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

agreements of $3,405 for promotional activities and other services. Future commitments under these purchase orders and other agreements are as follows:

Year ending December 31
2010	$166,240
2011	600
2012	1,763
2013	—
Thereafter	—

$168,603

        In addition to the amounts in the tables above, the Company has entered into other off-balance sheet arrangements:

          The Company agreed to make loans to its joint venture with Stella International, should the need arise. As of December 31, 2009, the estimated total loans by Deckers and Stella International was expected to be approximately $4,000 contributed by both parties in proportion to their respective ownership in the joint venture. The Company owns 51% of the joint venture. The Company also entered into agreements to make potential future earn-out payments relating to its acquisitions of TSUBO, LLC and Ahnu, Inc. The potential TSUBO, LLC earn-out is based on the amount, if any, that sales of TSUBO products exceed certain predetermined base revenue levels for each year from 2008 to 2012. At December 31, 2009, the Company did not anticipate, and therefore did not accrue, any earn-out payments for TSUBO, LLC. The potential Ahnu, Inc. earn-out is based on the amount, if any, that gross profit of Ahnu products exceeds certain base levels for each year from 2010 to 2013. As of December 31, 2009, $651 was included for the Ahnu, Inc. earn-out within long-term liabilities in the consolidated balance sheet.

          The Company entered into or amended agreements with certain of its international distributors to assume control of the distribution rights in those regions. Under one of these agreements, the Company is obligated to make total payments of approximately $3,800 from 2010 through 2011. The payments include consideration for the purchase of certain assets and services. The Company expects to make additional payments under these agreements for the purchase of certain assets and services from 2010 through 2011.

        The Company had certain tax obligations to authorities in China for one of the Company's foreign subsidiaries. The Company paid certain amounts against these obligations and also negotiated certain reductions of previously accrued amounts. As of June 30, 2009, management had determined that any remaining liability for such matters was remote. Accordingly, the Company reversed the previously accrued amount of approximately $1,600, primarily as a reduction of cost of sales of approximately $600 and interest expense of approximately $1,000, in the year ended December 31, 2009.

        The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations. In addition, the Company has agreed to indemnify certain of its licensees, distributors and promotional partners in connection with claims related to the use of the Company's intellectual property. The terms of such agreements range up to five years initially and generally do not provide for a limitation on the maximum potential future payments. Management believes the likelihood of any payments is remote and would be immaterial. The Company

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

determined the risk was low based on a prior history of insignificant claims. The Company is not currently involved in any indemnification matters in regards to its intellectual property.

(10) Business Segments, Concentration of Business, and Credit Risk and Significant Customers

        The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate corporate overhead costs, stock compensation, non-operating income and expenses, income taxes, or net loss (income) attributable to the noncontrolling interest to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company's reportable segments include the strategic business units responsible for the worldwide wholesale operations of the UGG brand, Teva brand, Simple brand, and its other brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive compensation, accounting and finance, legal, information technology, human resources and facilities costs, among others. The gross profit derived from the sales to third parties of the eCommerce and retail stores segments for the US is separated into two components: (i) the wholesale profit is included in the operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income or loss of the eCommerce and retail stores segments. The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit.

        The Company's other brands include TSUBO and Ahnu. In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC, and in March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc. The wholesale operations of the Company's other brands are included as

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

one reportable segment, other wholesale, presented in the figures below. Business segment information is summarized as follows:

	Years Ended Decemer 31,
	2007	2008	2009
Net sales to external customers:
UGG wholesale	$291,908	$483,781	$566,964
Teva wholesale	82,003	80,882	71,952
Simple wholesale	11,163	13,909	10,544
Other brands wholesale	—	3,649	9,100
eCommerce	45,473	68,769	75,666
Retail stores	18,382	38,455	78,951

	$448,929	$689,445	$813,177

Income (loss) from operations:
UGG wholesale	$119,193	$187,824	$232,712
Teva wholesale(1)	21,121	(18,688)	12,495
Simple wholesale	(2,077)	(2,262)	(7,284)
Other brands wholesale(2)	—	(4,842)	(7,414)
eCommerce	14,502	22,364	21,073
Retail stores	3,194	6,649	18,498
Unallocated overhead	(50,380)	(74,126)	(88,833)

	$105,553	$116,919	$181,247

Depreciation and amortization:
UGG wholesale	$221	$243	$253
Teva wholesale	527	346	267
Simple wholesale	127	161	306
Other brands wholesale	—	80	707
eCommerce	142	178	210
Retail stores	369	790	2,365
Unallocated overhead	2,130	3,484	4,352

	$3,516	$5,282	$8,460

Capital expenditures:
UGG wholesale	$473	$88	$52
Teva wholesale	56	25	21
Simple wholesale	305	184	616
Other brands wholesale	—	84	644
eCommerce	172	542	304
Retail stores	1,861	7,323	6,498
Unallocated overhead	3,518	14,091	5,836

	$6,385	$22,337	$13,971

Total assets from reportable segments:
UGG wholesale	$93,554	$158,726	$130,493
Teva wholesale	78,612	43,999	31,105
Simple wholesale	5,648	7,693	5,357
Other brands wholesale	—	5,211	6,194
eCommerce	491	2,726	2,431
Retail stores	5,413	18,482	27,931

	$183,718	$236,837	$203,511

(1)
Included in Teva income (loss) from operations in 2008 are impairment losses of $32,329, (see note 12).

(2)
Included in Other brands loss from operations in 2008 and 2009 are impairment losses of $3,496 and $1,000, respectively (see note 12).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The assets allocable to each reporting segment generally include accounts receivable, inventory, intangible assets and certain other assets that are specifically identifiable with one of the Company's business segments. Unallocated assets are the assets not specifically related to the segments and generally include the Company's cash and cash equivalents, short-term investments, deferred tax assets, and various other assets shared by the Company's segments. Reconciliations of total assets from reportable segments to the consolidated balance sheets are as follows:

	2008	2009
Total assets from reportable segments	$236,837	$203,511
Unallocated cash and cash equivalents and short-term investments	194,780	341,982
Unallocated deferred tax assets	30,771	26,416
Other unallocated corporate assets	21,333	27,134

Consolidated total assets	$483,721	$599,043

        At December 31, 2009, the Company had cash and cash equivalents and short-term investments of $341,982. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of December 31, 2009, the Company had experienced no loss or lack of access to cash in its operating accounts.

        The remainder of the Company's cash equivalents and short-term investments are invested in interest bearing funds managed by third party investment management institutions. These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. While the Company does not hold any investments whose value is directly correlated to mortgage debt, investment risk has been and may further be exacerbated by US mortgage defaults and credit and liquidity issues, which have affected various sectors of the financial markets. As of December 31, 2009, the Company had experienced no material loss or lack of access to its cash and cash equivalents and short-term investments.

        The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions. International sales were 13.9%, 15.7%, and 20.6% of the Company's total net sales for the years ended December 31, 2007, 2008 and 2009, respectively. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        As of December 31, 2008, substantially all long-lived assets were held in the US. As of December 31, 2009, long-lived assets, which consist of property and equipment, by major country were as follows:

2009
US	$27,405
UK	6,341
All other countries*	1,696

Total	$35,442

*
No other country's long-lived assets comprise more than 10% of total long-lived assets as of December 31, 2009.

        Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. One customer accounted for 17.0%, 15.0%, and 13.2% of the Company's net sales in 2007, 2008 and 2009, respectively. This customer's revenues were generated from the UGG, Teva, Simple, and other wholesale segments. No other customer accounted for more than 10% of net sales in the years ended December 31, 2007, 2008 or 2009. As of December 31, 2008 and 2009, the Company had one customer representing 34.1% and 28.0% of net trade accounts receivable, respectively.

        The Company's production and sourcing is concentrated in China, New Zealand and Australia, with the vast majority of its production at a limited number of independent contractor factories in China. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.

(11) Quarterly Summary of Information (Unaudited)

        Summarized unaudited quarterly financial data are as follows:

	2008
	March 31	June 30	September 30	December 31
Net sales	$97,535	$91,116	$197,288	$303,506
Gross profit	46,148	36,340	85,340	137,490
Net income (loss) attributable to Deckers Outdoor Corporation*	11,294	(3,820)	26,014	40,460
Net income (loss) attributable to Deckers Outdoor Corporation common stockholders per share:
Basic	$0.87	$(0.29)	$1.99	$3.10
Diluted	$0.86	$(0.29)	$1.97	$3.07

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

	2009
	March 31	June 30	September 30	December 31
Net sales	$134,226	$102,548	$228,414	$347,989
Gross profit	58,913	40,785	97,951	173,441
Net income attributable to Deckers Outdoor Corporation*	12,340	2,879	33,825	67,742
Net income attributable to Deckers Outdoor Corporation common stockholders per share:
Basic	$0.94	$0.22	$2.61	$5.27
Diluted	$0.93	$0.22	$2.59	$5.22

*
Included in net income (loss) in the quarters ended June 30, 2008 and December 31, 2008 are impairment losses of $14,900 and $20,925, respectively. Included in the quarter ended June 30, 2009 is an impairment loss of $1,000. (See note 12.)

(12) Goodwill and Other Intangible Assets

        Most of the Company's goodwill is related to the UGG reportable segment. The Company's goodwill and other intangible assets are summarized as follows:

	Gross Carrying Amount	Weighted- Average Amortization Period	Accumulated Amortization	Net Carrying Amount
As of December 31, 2008
Intangibles subject to amortization	$2,222	6 years	$1,711	$511
Intangibles not subject to amortization:
Trademarks				17,422
Goodwill				6,101

Total goodwill and other intangible assets				$24,034

As of December 31, 2009
Intangibles subject to amortization	$4,080	8 years	$2,099	$1,981
Intangibles not subject to amortization:
Trademarks				15,452
Goodwill				6,507

Total goodwill and other intangible assets				$23,940

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        Changes in the Company's goodwill are summarized as follows:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2007	$18,030	$—	$18,030
Additions through acquisitions	3,496	—	3,496
Impairment loss	—	(15,425)	(15,425)

Balance at December 31, 2008	$21,526	$(15,425)	$6,101
Additions through acquisitions	406	—	406

Balance at December 31, 2009	$21,932	$(15,425)	$6,507

        The Company performed its annual impairment test of nonamortizable intangible assets as of December 31, 2008 and 2009. In June 2008, the Company had not reached its 2008 Teva brand period to date sales targets and reduced its long-term forecast for Teva brand sales. As a result, the Company conducted an interim impairment evaluation of the Teva goodwill and intangible assets as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, the Company recognized an impairment loss of $14,900 on the Teva trademarks in the second quarter of 2008. At the time of its annual impairment testing, due in part to the continued decline in the economy in the second half of 2008, the Company reduced its long-term forecast for Teva brand sales. In addition, as of December 31, 2008, the Company experienced a significant decline in its market capitalization due to declines in market multiples. As a result of the reduced sales forecast and the decline in the Company's market capitalization, the Company concluded that the fair value of its Teva trademarks and goodwill were below their respective carrying amounts. Further, due to the decline in the Company's market capitalization, the Company concluded that the fair value of its TSUBO goodwill was also below its carrying amount. Therefore, the Company recognized an impairment loss in the fourth quarter of 2008 of $5,500 on the Teva trademarks and $15,425 on goodwill, which was the entire balance of both Teva and TSUBO goodwill. The impairment loss was included in a separate line item within income from operations, and as a part of the Teva and other brands' reportable segments, respectively.

        As of June 30, 2008, the Company evaluated its Teva goodwill utilizing a combination of a market approach and an income approach. The market approach used a market multiples methodology and a comparable transactions methodology. The income approach used a discounted cash flow methodology which involved EBITDA exit multiple and Gordon Growth approaches. The Teva trademarks were evaluated using a relief from royalty method, primarily based on management's forecasted sales, a royalty rate, and discount rates.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        As of June 30, 2009, the Company did not reach its 2009 TSUBO brand period-to-date sales targets and reduced its long-term forecast for TSUBO brand sales. These factors were indicators that the TSUBO intangible assets were possibly impaired. As a result, the Company conducted an interim impairment evaluation of the TSUBO intangible assets as of June 30, 2009 and concluded that the fair value of the TSUBO trademarks was lower than the carrying amount. Therefore, the Company recognized an impairment loss of $1,000 on the TSUBO trademarks during the three months ended June 30, 2009, which was included in the other brands' reportable segment. In addition, the Company is amortizing the remaining TSUBO trademarks over ten years. The TSUBO trademarks were evaluated using a relief from royalty method, primarily based on management's forecasted sales, a royalty rate, and discount rates.

        These impairment losses are reported in a separate line item within the Company's income from operations. All goodwill and other intangibles were evaluated based on Level 3 inputs.

        As of December 31, 2008 and 2009, the Company evaluated its UGG and other brands' goodwill and trademarks. Also as of December 31, 2009, the company evaluated its Teva trademarks. Based on the carrying amounts of the UGG, Teva, and other brands' goodwill, trademarks, and net assets, the brands' 2008 and 2009 sales and operating results, and the brands' long-term forecasts of sales and operating results as of December 31, 2008 and 2009, the Company concluded that the carrying amounts of the UGG and other brands' goodwill and trademarks, as well as the Teva trademarks, were not impaired.

        Aggregate amortization expense for amortizable intangible assets using the straight-line amortization method for the years ended December 31, 2007, 2008 and 2009 was $268, $208, and $388 respectively. Amortization expense on existing intangible assets for the next five years is expected to be between $350 and $170 per year.

(13) Business Combinations

        In March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc., an outdoor performance and lifestyle footwear brand. The Company paid cash consideration in the form of a loan that was entered into concurrently with a definitive agreement for the acquisition of Ahnu, Inc. The fair value of the total consideration transferred was as follows:

As of Acquisition Date
Consideration
Cash paid	$1,675
Contingent consideration arrangement	820

$2,495

Total identifiable net assets	$2,089
Goodwill	406

$2,495

        The Company may pay future earn-outs based on the amount, if any, that gross profit of Ahnu products exceeds certain base levels for each year from 2010 to 2013. The earn-out for each year, if any, will be payable within ninety days after the end of each year. There is no maximum to this potential earn-out; however, as of the acquisition date, management believes the estimated undiscounted range of outcomes for this contingent consideration was zero to $8,800. The weighted-average fair value of the

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

potential earn-out of $651, based on Level 3 inputs, is included within long-term liabilities in the consolidated balance sheet as of December 31, 2009.

        The Company made this acquisition because it believes that the Ahnu brand complements its existing portfolio of lifestyle brands, and that the Ahnu brand's target consumer, product selection, industry niche and relative under-penetration in the marketplace make it a good fit for the Company. The acquisition resulted in the recognition of $406 of goodwill, and amortizable intangible assets of $695 related to the Ahnu trademarks, trade name and customer relationships, and was determined, in part, based on the Company's expectation that it can leverage its design, marketing and distribution capabilities to grow the Ahnu brand into a meaningful business, consistent with the Company's mission to build niche brands into global market leaders. The goodwill is included in the Company's other brands wholesale reportable segment and none of it is expected to be deductible for tax purposes. The trademarks and trade name are being amortized over ten years and the customer relationships are being amortized over four years.

Schedule II

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2007, 2008 and 2009

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2007:
Allowance for doubtful accounts(1)	$735	$(113)	$243	$379
Allowance for sales discounts(2)	2,502	15,126	14,410	3,218
Allowance for sales returns(3)	1,618	12,730	10,661	3,687
Chargeback allowance(4)	1,245	(130)	44	1,071
Year ended December 31, 2008:
Allowance for doubtful accounts(1)	$379	$2,233	$130	$2,482
Allowance for sales discounts(2)	3,218	19,193	18,170	4,241
Allowance for sales returns(3)	3,687	5,506	6,858	2,335
Chargeback allowance(4)	1,071	635	58	1,648
Year ended December 31, 2009:
Allowance for doubtful accounts(1)	$2,482	$399	$171	$2,710
Allowance for sales discounts(2)	4,241	22,630	24,075	2,796
Allowance for sales returns(3)	2,335	15,947	15,047	3,235
Chargeback allowance(4)	1,648	1,644	243	3,049

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable. Deductions are the actual write offs of the receivables. In 2007, additions were negative because the Company collected on accounts that were deemed to be potentially uncollectible as of December 31, 2006.

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

(4)
The additions to the chargeback allowance represent chargebacks taken in the respective year as well as an estimate of chargebacks related to sales in the respective reporting period that will be taken subsequent to the respective reporting period. Deductions are the actual chargebacks written off against outstanding accounts receivable. The Company has estimated the additions and deductions by netting each quarter's change and summing the four quarters for the respective year.

See accompanying report of independent registered public accounting firm.