Form 10-Q
period 2010-03-31
DECKERS OUTDOOR CORP
filed 2010-05-10
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2010

Common Stock, $0.01 par value	12,897,020

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	March 31,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$357,328	$315,862
Restricted cash	200	300
Short-term investments	—	26,120
Trade accounts receivable, net of allowances of $8,115 and $11,790 as of March 31, 2010 and December 31, 2009, respectively	54,582	76,427
Inventories	68,824	85,356
Prepaid expenses and other current assets	7,369	7,210
Deferred tax assets	9,712	9,712
Total current assets	498,015	520,987

Restricted cash	213	400
Property and equipment, at cost, net	36,144	35,442
Goodwill	6,507	6,507
Other intangible assets, net	19,486	17,433
Deferred tax assets	16,704	16,704
Other assets	1,852	1,570
Total assets	$578,921	$599,043

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$29,458	$47,331
Accrued payroll	10,353	20,869
Other accrued expenses	10,087	12,985
Income taxes payable	10,038	19,685
Total current liabilities	59,936	100,870

Long-term liabilities	5,769	6,269

Commitments and contingencies (note 9)

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 50,000 shares; issued and outstanding 12,896 and 12,868 shares as of March 31, 2010 and December 31, 2009, respectively	129	129
Additional paid-in capital	129,020	125,431
Retained earnings	383,199	365,304
Accumulated other comprehensive income	77	494
Total Deckers Outdoor Corporation stockholders’ equity	512,425	491,358
Noncontrolling interest	791	546
Total equity	513,216	491,904
Total liabilities and equity	$578,921	$599,043

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$155,927	$134,226
Cost of sales	78,020	75,313
Gross profit	77,907	58,913

Selling, general and administrative expenses	49,086	39,587
Income from operations	28,821	19,326

Other (income) expense, net:
Interest income	(19)	(596)
Interest expense	18	17
Other, net	(64)	(19)
	(65)	(598)
Income before income taxes	28,886	19,924

Income taxes	10,746	7,571
Net income	18,140	12,353
Net income attributable to the noncontrolling interest	245	13
Net income attributable to Deckers Outdoor Corporation	$17,895	$12,340

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$1.39	$0.94
Diluted	$1.37	$0.93

Weighted-average common shares:
Basic	12,877	13,090
Diluted	13,020	13,201

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$18,140	$12,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,895	2,106
(Recovery of) provision for doubtful accounts, net	(1,025)	315
Write-down of inventory	395	1,048
Stock compensation	2,942	2,403
Other	(820)	(5)
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Restricted cash	288	300
Trade accounts receivable	22,869	51,739
Inventories	17,134	27,112
Prepaid expenses and other current assets	(159)	(1,243)
Other assets	(282)	(186)
Trade accounts payable	(17,873)	(24,050)
Accrued expenses	(14,238)	(15,519)
Income taxes payable	(9,150)	(16,724)
Long-term liabilities	(499)	(151)
Net cash provided by operating activities	21,617	39,498

Cash flows from investing activities:
Purchases of short-term investments	—	(38,744)
Proceeds from sales of short-term investments	26,080	5,478
Purchases of property and equipment	(3,238)	(2,513)
Acquisitions of businesses	(3,191)	(1,675)
Net cash provided by (used in) investing activities	19,651	(37,454)

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(684)	(503)
Excess tax benefits from stock compensation	811	696
Cash received from issuances of common stock	78	—
Net cash provided by financing activities	205	193

Effect of exchange rates on cash	(7)	32
Net change in cash and cash equivalents	41,466	2,269
Cash and cash equivalents at beginning of period	315,862	176,804
Cash and cash equivalents at end of period	$357,328	$179,073

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$18,903	$23,599
Interest	$2	$2
Non-cash investing activity:
Accruals for purchases of property and equipment	$800	$902
Non-cash financing activity:
Accruals for shares withheld for taxes	$657	$599

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)                      General

(a)          Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.  Deckers Outdoor Corporation builds niche products into global lifestyle brands by designing and marketing innovative, functional and fashion-oriented footwear and accessories, developed for both high performance outdoor activities and everyday casual lifestyle use.  The Company’s business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters. The other brands do not have a significant seasonal impact on the Company.  The Company owns 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China.  Stella International is also one of the Company’s major manufacturers in China.  In March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc., an outdoor performance and lifestyle footwear brand.  In January 2010, the Company acquired certain assets and liabilities, including reacquisition of its distribution rights, from its Teva distributor that sold to retailers in Belgium, the Netherlands, and Luxemburg (Benelux) as well as France.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto.  For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(b)         Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.  Significant areas requiring the use of management estimates relate to inventory reserves, accounts receivable reserves, returns liabilities, stock compensation, impairment assessments, depreciation and amortization, income tax liabilities and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles, assets and liabilities. Actual results could differ materially from these estimates.

(2)                      Stockholders’ Equity

In May 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by Amendment No. 1 dated May 9, 2007 (2006 Plan). The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued progress. The 2006 Plan provides for 2,000,000 shares of the Company’s common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 1,500,000.

The Company generally grants nonvested stock units (NSUs) annually to key personnel. The NSUs granted entitle the employee recipients to receive shares of common stock in the Company, which generally vest in quarterly increments between the third and fourth anniversary of the grant. Most of these awards include vesting that is also subject to achievement of certain performance targets.

In June 2009, the Company announced that the Board of Directors approved a stock repurchase program to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  The purchases will be funded from available working capital.  During the three months ended March 31, 2010, the Company did not repurchase any shares under this program.  As of March 31, 2010, the remaining approved amount for repurchases was approximately $30,000.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

On a quarterly basis, the Company generally grants fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

The table below summarizes stock compensation amounts recognized in the condensed consolidated statements of income:

	Three Months Ended
	March 31,
	2010	2009
Compensation expense recorded for:
NSUs	$1,560	$1,177
Stock Appreciation Rights (SARs)	1,013	877
Restricted Stock Units (RSUs)	193	170
Directors’ shares	176	179
Total compensation expense	2,942	2,403
Income tax benefit recognized	(1,174)	(960)
Net compensation expense	$1,768	$1,443

The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of March 31, 2010:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$19,020	2.4
SARs	10,547	3.3
RSUs	1,756	3.3
Total	$31,323

During the three months ended March 31, 2010, the Company granted 102,000 NSUs under the 2006 Plan.  The weighted-average grant-date fair value of these NSUs was $138.00 per share.

(3)                      Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. At March 31, 2010 and December 31, 2009, accumulated other comprehensive income of $77 and $494, respectively, consisted of unrealized gains and losses on short-term investments and cumulative foreign currency translation adjustment.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Comprehensive income is determined as follows:

	Three Months Ended
	March 31,
	2010	2009
Net income	$18,140	$12,353
Other comprehensive loss:
Unrealized loss on short-term investments	(2)	—
Foreign currency translation adjustment	(415)	(47)
Total other comprehensive loss	(417)	(47)

Comprehensive income	17,723	12,306
Comprehensive income attributable to noncontrolling interest	245	13
Comprehensive income attributable to Deckers Outdoor Corporation	$17,478	$12,293

(4)                      Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

Basic net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three months ended March 31, 2010 and 2009, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of NSUs and options to purchase common stock.

The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended
	March 31,
	2010	2009
Weighted-average shares used in basic computation	12,877,000	13,090,000
Dilutive effect of NSUs and stock options*	143,000	111,000
Weighted-average shares used for diluted computation	13,020,000	13,201,000

* Excluded NSUs	102,000	90,000

The Company excluded all of its SARs and RSUs from the diluted net income per share computation for the three months ended March 31, 2010 and 2009, respectively.  The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through March 31, 2010 and 2009, respectively.

(5)                      Restricted Cash

In January 2007, the Company entered into an escrow agreement initiated in conjunction with the Company’s purchase obligation with a movie production company for advertising services.  As a result of the agreement, during the three months ended March 31, 2010, the Company paid $300 of the purchase obligation and had $400 of restricted cash related to this obligation remaining as of March 31, 2010.  Of the total restricted cash related to this obligation, $200 is short-term and is included as a current asset, and the remaining $200 is long-term and is included as a noncurrent asset in the Company’s condensed consolidated balance sheet at March 31, 2010.  The agreement contains a disbursement schedule according to when the remaining funds will be disbursed to the production company, which is as follows:

January 2011	$200
January 2012	200
$400

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(6)                      Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, restricted cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

The inputs used in measuring fair value are prioritized into the following hierarchy:

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

The Company has established a nonqualified deferred compensation program with an effective date of February 1, 2010 (referred to as “the Plan”).  The Plan permits a select group of management employees, designated by the Plan Committee, to defer earnings to a future date on a nonqualified basis.  For each plan year, the Board may, but is not required to, contribute any amount it desires to any participant under the Plan. The Company’s contribution will be determined by the Board annually in the fourth quarter. No such contribution has been approved as of March 31, 2010.  All amounts deferred under this plan are presented in long-term liabilities in the condensed consolidated balance sheet.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts based on Level 1 inputs.  The Company has established a trust as a reserve for the benefits payable under the Plan.  The amounts deferred and the assets in trust related to the Plan were immaterial as of March 31, 2010.

Short-term investments are classified as available for sale and are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity. Interest and dividends are included in interest income in the condensed consolidated statements of income.  The cost of securities sold is based on the specific identification method.  Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements. The fair values of the Company’s short-term investments are shown in the table below and were determined based on Level 1 inputs.  The Company had no short-term investments at March 31, 2010.

	December 31, 2009
	Cost	Unrealized Gains	Fair Value
Short-term Investments
Government and agency securities	$26,118	$2	$26,120
Total short-term investments	$26,118	$2	$26,120

(7)                      Credit Facility

The Company’s revolving credit facility with Comerica Bank (the “Facility”) provides for a maximum availability of $20,000. Up to $12,500 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (3.25% at March 31, 2010) or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, (0.25% at March 31, 2010) plus 1.0% to 2.5%, depending on the ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010. At March 31, 2010, the Company had no outstanding borrowings under the Facility and outstanding letters of credit aggregated $189. As a result, $19,811 was available under the Facility at March 31, 2010.

The agreements underlying the Facility contain certain financial covenants. The covenants currently include a limitation on aggregate annual lease payments of $20,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter, a limitation on annual consolidated capital expenditures of $25,000 in fiscal year 2009 and $15,000 in any fiscal year thereafter, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004 plus 75% of consolidated net profit on a cumulative basis, and a requirement that the

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Company’s consolidated total liabilities to consolidated effective tangible net worth ratio be no greater than 1.50:1.00. The agreements also contain a prohibition on the payment of dividends.

(8)                      Business Segments, Concentration of Business, and Credit Risk and Significant Customers

In the first quarter of fiscal 2010, as part of a refinement of its business strategy, the Company incorporated its Simple wholesale reportable segment into the Other wholesale reportable segment.  None of the brands included in the Other wholesale reportable segment met the quantitative thresholds for individual segment reporting, and they share a majority of the aggregation criteria, thus permitting the Company to aggregate these brands for segment reporting purposes.  This change in segment reporting had no impact on the Company’s condensed consolidated financial statements for any periods. The segment information for the three months ended March 31, 2009 and as of December 31, 2009 has been adjusted retrospectively to conform to the current period presentation.

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate corporate overhead costs, stock compensation, non-operating income and expenses, income taxes, or net income attributable to the noncontrolling interest to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva® brand, and its other brands (including the Simple, TSUBO®, and Ahnu® brands), its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, marketing, sales, commissions, bad debts, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources and facilities costs, among others. The gross profit derived from the sales to third parties of the eCommerce and retail stores segments for the US is separated into two components: (i) the wholesale profit is included in the operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments. The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit. Business segment information is summarized as follows:

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	Three Months Ended
	March 31,
	2010	2009

Net sales to external customers:
UGG wholesale	$64,500	$62,985
Teva wholesale	42,237	34,637
Other wholesale	7,624	6,483
eCommerce	18,422	16,186
Retail stores	23,144	13,935
	$155,927	$134,226

Income (loss) from operations:
UGG wholesale	$31,871	$27,393
Teva wholesale	11,315	7,810
Other wholesale	(816)	(3,510)
eCommerce	4,701	4,927
Retail stores	4,964	1,016
Unallocated overhead costs	(23,214)	(18,310)
	$28,821	$19,326

	March 31,	December 31,
	2010	2009
Total assets for reportable segments:
UGG wholesale	$67,475	$130,493
Teva wholesale	56,807	31,105
Other wholesale	18,329	11,551
eCommerce	1,091	2,431
Retail stores	25,286	27,931
	$168,988	$203,511

The assets allocable to each reporting segment generally include accounts receivable, inventory, fixed assets, intangible assets and certain other assets that are specifically identifiable with one of the Company’s business segments. Unallocated assets are the assets not specifically related to the segments and generally include the Company’s cash and cash equivalents, short-term investments, deferred tax assets, and various other assets shared by the Company’s segments. Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets are as follows:

	March 31,	December 31,
	2010	2009
Total assets for reportable segments	$168,988	$203,511
Unallocated cash and cash equivalents and short-term investments	357,328	341,982
Unallocated deferred tax assets	26,416	26,416
Other unallocated corporate assets	26,189	27,134
Consolidated total assets	$578,921	$599,043

At March 31, 2010, the Company had cash and cash equivalents of $357,328. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of March 31, 2010, the Company had experienced no loss or lack of access to cash in its operating accounts.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions. These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. While the Company does not hold any investments whose value is directly correlated to mortgage debt, investment risk has been and may further be exacerbated by US mortgage defaults and credit and liquidity issues, which have affected various sectors of the financial markets. As of March 31, 2010, the Company had experienced no material loss or lack of access to its cash and cash equivalents.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 25.0% and 24.0% of the Company’s total net sales for the three months ended March 31, 2010 and 2009, respectively.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

Long-lived assets, which consist of property and equipment, by major country were as follows:

	March 31,	December 31,
	2010	2009
US	$27,311	$27,405
UK	6,260	6,341
All other countries*	2,573	1,696
Total	$36,144	$35,442

*            No other country’s long-lived assets comprised more than 10% of total long-lived assets as of March 31, 2010 or December 31, 2009.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10.0% of the Company’s net sales for either the three months ended March 31, 2010 or 2009.  As of March 31, 2010, no single customer represented more than 10.0% of net trade accounts receivable.  As of December 31, 2009, the Company had one customer representing 28.0% of net trade accounts receivable.

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

(9)                      Commitments and Contingencies

The Company has a contract requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before December 31, 2010. As of March 31, 2010 the remaining commitment is approximately $47,000. This contract may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, the Company is required to purchase any remaining amounts on or before December 31, 2010. The contract does not permit net settlement. The Company expects sheepskin purchases by third party factories will exceed the contract levels. Therefore, management believes the likelihood of any non-performance payments under this contractual arrangement is remote and would have an immaterial effect on the consolidated financial statements. The Company determined this based upon its historical and projected sales and inventory purchases.

The Company agreed to make loans to its joint venture with Stella International, should the need arise. As of March 31, 2010, the estimated remaining loans by Deckers was expected to be approximately $1,800. The Company owns 51% of the joint venture. The Company also entered into or amended agreements with certain of its international distributors to assume control of the distribution rights in those regions. Under one of these agreements, the Company is obligated to make total payments of

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

approximately $1,600 from April 1, 2010 through 2011. The payments include consideration for the purchase of certain assets and services.

In 2009, the Internal Revenue Service (IRS) selected the Company’s US federal income tax return for the year ended December 31, 2007 for examination and has since expanded the audit period to include the years ending December 31, 2006 through 2008.  The Company does not know the timing of completion of the examination and if the examination will result in a material effect to the Company’s financial statements.  It is reasonably possible that the Company’s unrecognized tax benefit could change, and the Company cannot determine if any such change will be material.  The Company believes its unrecognized tax benefits are appropriately reported.

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

(10)                Other Intangible Assets, Net

The Company’s other intangible assets, net are summarized as follows:

Balance at December 31, 2009	17,433
Purchases of intangible assets	3,726
Amortization expense	(1,673)
Balance at March 31, 2010	$19,486

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report and the information incorporated by reference in this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We sometimes use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:

•                  our global business, growth, operating and financing strategies;

•                  our product and geographic mix;

•                  the success of new products and growth initiatives;

•                  the impact of seasonality on our operations;

•                  expectations regarding our net sales and earnings growth and other financial metrics;

•                  our development of international distribution channels;

•                  trends affecting our financial condition or results of operations;

•                  overall global economic trends; and

•                  reliability of overseas factory production and availability of raw materials.

We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Part II, Item 1A, and “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen.

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

Overview

We are a leading designer, producer, marketer, and brand manager of innovative, high-quality footwear and accessories. We market our products primarily under two proprietary brands:

•                  UGG®: Premier brand in luxury and comfort footwear and accessories; and

•                  Teva®: High performance sport shoes and rugged outdoor footwear.

In addition to our primary brands, our other brands include Simple®, a line of innovative sustainable-lifestyle footwear and accessories, TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort, and Ahnu®, a line of outdoor performance and lifestyle footwear.

We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products.

Our business has been impacted by several important trends affecting our end markets:

•                  Recent changes in US and global economic conditions have adversely impacted businesses worldwide in general; some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

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

UGG Brand Overview

The UGG brand has become well-known throughout the US as well as internationally.  Over the past several years, our UGG brand has received increased global media exposure including increased print media in ads and cooperative advertising with our customers, which has contributed to broader public awareness of the brand and significantly increased demand for the collection.  We believe that the increased global media focus and demand for UGG products were driven by the following:

•                  consumer brand loyalty, due to the luxury and comfort of UGG footwear;

•                  continued innovation of new product categories and styles;

•                  increased marketing in high-end magazines;

•                  successful targeting of high-end distribution;

•                  adoption by high-profile celebrities as a favored footwear brand;

•                  increased media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

•                  increased exposure to the brand driven by our concept stores which showcase all of our product offerings; and

•                  continued geographic expansion across the US and internationally.

We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand.  Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers.  As part of this strategy we have increased our product offering, including a growing spring line, an expanded men’s line, and a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as handbags and cold weather outerwear and accessories.

Teva Brand Overview

Because of our Teva brand’s heritage in outdoor footwear and continued commitment to product innovation, the brand remains popular with traditional outdoor athletes and enthusiasts.  Since early 2009, we have employed proprietary consumer insights to help fine tune our strategic plan.  Our integrated product, marketing and sales efforts are now focused on growth markets that expand the Teva brand’s reach beyond sandals and the traditional outdoor market.  Going forward, we intend to leverage the Teva brand’s core performance competencies of traction, hydro and comfort to drive growth through innovation in the growing closed toe markets of multi-sport and light hiking, which enjoy strong appeal to a large number of consumers.

Teva product sales grew in 2010, resulting largely from the strong sell through at retail in 2009 and due to our conversion of a distributor to a direct subsidiary in Benelux, despite the economic downturn.  This included our small but relevant fall multi-sport and light hiking line of shoes for men, women and children, as well as our greatly contemporized spring line of performance and lifestyle sandals.  We have entered 2010 with growing brand momentum, and our new spring and fall product lines and marketing support have been viewed by our retailers as exciting, innovative and appealing.

We see continuing opportunity to grow the Teva brand within our core outdoor specialty and sporting goods channels of trade, but we also believe we have significant expansion opportunities into the family footwear, department store, better footwear, and other channels.  Through effective channel management and clear product line segmentation, we believe we can grow the Teva brand in all of these channels without alienating our core consumer or retailers in the outdoor specialty channel.  However, we cannot assure investors that these efforts will be successful.

Other Brands Overview

Our other brands consist primarily of the Simple, TSUBO, and Ahnu brands.  The Simple brand is committed to style and innovation in fashionable, youthful, functional, and sustainably-produced footwear.  The brand is a leader in sustainable footwear, and we are committed to our objective of making Simple products 100% sustainable, thus minimizing the ecological footprint left on the planet.  Green Toe®, our collection of sustainable footwear, represents a revolutionary shift in thinking about footwear by building a shoe from the inside out using sustainable materials and processes.  The progress in Green Toe has influenced the rest of the Simple product line, which has led to the development of additional product platforms, such as ecoSNEAKS®.  This product collection also uses sustainable materials such as water-based cements, certified organic cotton, British Leather Consortium (BLC) and International Standards Organization (ISO) 14001 leathers, hemp, and outsoles made from recycled car tires.  Our marketing vehicles include small print in regional publications, a digital media platform, including a social media strategy, public relations and consumer events that focus on music and sustainability.

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

eCommerce Overview

Our eCommerce business, which sells most of our brands, enables us to meet the growing demand for these products, sell the products at retail prices and provide significant incremental operating income.  The eCommerce business enables us to directly interact and reinforce our relationships with the consumer.  In recent years, our eCommerce business has had strong revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.

Managing our eCommerce business requires us to focus on the latest trends and techniques for web design, to generate internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes.  We plan to continue to grow our eCommerce business through improved website features and performance, increased marketing and more international websites.  Nevertheless, we cannot assure investors that revenue from our eCommerce business will continue to grow.

Retail Stores Overview

Our retail stores are predominantly UGG Australia concept stores and UGG Australia outlet stores.  Our retail stores enable us to directly impact our customers’ experience, meet the growing demand for these products, sell the products at retail prices and provide us with incremental operating income.  In addition, our UGG Australia concept stores allow us to showcase our entire UGG product line; whereas, a retailer may not carry the whole line.  Through our outlet stores, we sell some of our discontinued styles from prior seasons, plus products made specifically for the outlet stores.  We sell most of our brands through our UGG Australia outlet stores.  As of March 31, 2010, we had a total of 18 retail stores worldwide.  For 2010, we plan to significantly expand our retail stores business through opening additional stores in the US and internationally.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters.  Our other brands do not have a significant seasonal impact.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$155,927
Income from operations	$28,821

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$134,226	$102,548	$228,414	$347,989
Income from operations*	$19,326	$3,225	$53,080	$105,616

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$97,535	$91,116	$197,288	$303,506
Income (loss) from operations*	$17,060	$(6,944)	$43,081	$63,722

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table summarizes the Company’s results of operations:

	Three Months Ended March 31,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$155,927	100.0%	$134,226	100.0%	$21,701	16.2%
Cost of sales	78,020	50.0	75,313	56.1	2,707	3.6
Gross profit	77,907	50.0	58,913	43.9	18,994	32.2
Selling, general and administrative expenses	49,086	31.5	39,587	29.5	9,499	24.0
Income from operations	28,821	18.5	19,326	14.4	9,495	49.1
Other income, net	(65)	0.0	(598)	-0.4	(533)	-89.1
Income before income taxes	28,886	18.5	19,924	14.8	8,962	45.0
Income taxes	10,746	6.9	7,571	5.6	3,175	41.9
Net income	18,140	11.6	12,353	9.2	5,787	46.8
Net income attributable to the noncontrolling interest	245	0.2	13	0.0	232	1784.6
Net income attributable to Deckers Outdoor Corporation	$17,895	11.5%	$12,340	9.2%	$5,555	45.0%

Overview.  The increase in net sales was primarily due to an increase in UGG and Teva product sales.  The increase in income from operations resulted primarily from the increase in gross margin and higher net sales, partially offset by higher selling, general and administrative expenses.

Net Sales

The following table summarizes net sales by location and net sales by brand and distribution channel:

	Three Months Ended March 31,
			Change
	2010	2009	Amount	%
Net sales by location:
US	$117,006	$102,011	$14,995	14.7%
International	38,921	32,215	6,706	20.8
Total	$155,927	$134,226	$21,701	16.2%

Net sales by brand and distribution channel:
UGG:
Wholesale	$64,500	$62,985	$1,515	2.4%
eCommerce	16,938	14,581	2,357	16.2
Retail stores	22,935	13,803	9,132	66.2
Total	104,373	91,369	13,004	14.2
Teva:
Wholesale	42,237	34,637	7,600	21.9
eCommerce	892	871	21	2.4
Retail stores	40	57	(17)	-29.8
Total	43,169	35,565	7,604	21.4
Other:
Wholesale	7,624	6,483	1,141	17.6
eCommerce	592	734	(142)	-19.3
Retail stores	169	75	94	*
Total	8,385	7,292	1,093	15.0
Total	$155,927	$134,226	$21,701	16.2%

Total eCommerce	$18,422	$16,186	$2,236	13.8%

Total Retail stores	$23,144	$13,935	$9,209	66.1%

*  Calculation of percentage change is not meaningful.

The increase in net sales was primarily driven by strong sales for the UGG and Teva brands.  In addition, our weighted-average wholesale selling price per pair increased 7.0% to $30.71 for the three months ended March 31, 2010 from $28.70 for the three months ended March 31, 2009, resulting primarily from higher Teva and UGG sales, with UGG products generally carrying a higher average selling price.  During the quarter, we experienced an increase in the number of pairs sold primarily through our retail stores and eCommerce segments.  This resulted in a 5.3% overall increase in the volume of footwear sold for all brands to approximately 4.0 million pairs for the three months ended March 31, 2010 compared to approximately 3.8 million pairs for the three months ended March 31, 2009.

Wholesale net sales of our UGG brand increased primarily due to an increase in domestic shipments, as well as an increase in the weighted-average wholesale selling price per pair.  This was partially offset by decreases in some international regions related to a shift in the timing of certain of our international distributors’ purchases.  We cannot assure investors that UGG brand sales will continue to grow at their past pace or that revenue from UGG products will not at some point decline.

Wholesale net sales of our Teva brand increased primarily due to an increase in the weighted-average wholesale selling price per pair.  The average selling price increase was the result of significantly decreased closeout sales and was also the result of realizing the benefit of assuming the distribution rights in Benelux and France.

Wholesale net sales of our other brands increased, primarily due to an increase in the number of pairs sold.

Net sales of our eCommerce business increased primarily due to an overall increase in the number of pairs sold, led by UGG purchases.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of five new stores opened since March 31, 2009.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full first quarter of 2009 and 2010, same store sales grew by 28.2%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 25.0% of worldwide net sales for the three months ended March 31, 2010 compared to 24.0% of worldwide net sales for the three months ended March 31, 2009.  The majority of the international sales growth was from the Teva brand in each of our international markets, led by the European region, largely due to our conversion to the direct subsidiary in Benelux.

Gross Profit.  As a percentage of net sales, gross margin increased to 50.0% for the three months ended March 31, 2010, compared to 43.9% for the three months ended March 31, 2009.  The increase was primarily attributable to a higher percentage of retail sales and higher margins on our Teva brand, related to reduced closeout sales and realizing the benefit of the direct wholesale business of our subsidiary in Benelux.

Selling, General and Administrative Expenses (SG&A).  As a percentage of net sales, SG&A increased to 31.5% for the three months ended March 31, 2010 compared to 29.5% for the three months ended March 31, 2009.  The increase in SG&A both as a percentage of sales and in absolute dollars resulted primarily from:

•                  increased payroll and related costs in support of our continued growth;

•                  fixed costs related to five new retail stores that were not open in the first quarter of 2009; and

•                  costs associated with our Teva distribution in Benelux, both the costs incurred to assume the distribution as well as operating expenses.

These increases were partially offset by increased net bad debt recoveries and an overall decrease in marketing expenses.

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

	Three Months Ended March 31,
			Change
	2010	2009	Amount	%
UGG wholesale	$31,871	$27,393	$4,478	16.3%
Teva wholesale	11,315	7,810	3,505	44.9
Other wholesale	(816)	(3,510)	2,694	76.8
eCommerce	4,701	4,927	(226)	-4.6
Retail stores	4,964	1,016	3,948	388.6
Unallocated overhead costs	(23,214)	(18,310)	(4,904)	-26.8
Total	$28,821	$19,326	$9,495	49.1%

Income from operations increased due to the increase in net sales and gross margin, partially offset by the higher SG&A expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of a higher gross margin and the higher sales, combined with higher net bad debt recoveries.  These results were partially offset by higher research, development, and design expenses.

The increase in income from operations of Teva brand wholesale was largely due to higher sales and gross margin, primarily due to the decreased impact of closeout sales and the benefit of direct business in Benelux.  These results were partially offset by increased divisional expenses.

The loss from operations of our other brands improved primarily due to decreased marketing and promotional expenses, as well as the increased sales and gross margins.

Income from operations of our eCommerce business decreased slightly primarily due to lower gross margin and higher operating expenses, partially offset by the increased sales.

Income from operations of our retail store business increased primarily due to increased sales and gross margins, partially offset by higher operating expenses primarily related to our new store openings.

The increase in unallocated overhead costs resulted primarily from higher payroll and related costs to support our continued growth.

Other (Income) Expense, Net.  Interest income decreased by $577, or 96.8%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The decrease resulted primarily from significantly lower market interest rates, as well as a shift in our investment mix to all highly liquid cash equivalents.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Three Months Ended
	March 31,
	2010	2009
Income tax expense	$10,746	$7,571
Effective income tax rate	37.2%	38.0%

The decrease in the effective tax rate was primarily due to the increase in our projected annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in most of our foreign jurisdictions are taxed at significantly lower rates than the US. The effective tax rate is subject to ongoing review and evaluation by management and can vary from year to year.

Net Income Attributable to the Noncontrolling Interest.  Net income attributable to the noncontrolling interest in our joint venture with Stella International was $245 for the three months ended March 31, 2010 compared to $13 for the same period of 2009.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased by 47.3% to $1.37 for the three months ended March 31, 2010 compared to $0.93 in the same period of 2009, primarily as a result of the increase in net income.

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

Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters.  Given the seasonality of our UGG brand, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows. If necessary, we may borrow funds under our revolving credit facility.  During 2009 and the three months ended March 31, 2010, we did not borrow funds under our revolving credit facility.

The following table summarizes the Company’s cash flows and working capital:

	Three Months Ended March 31,
			Change
	2010	2009	Amount	%
Net cash provided by operating activities	$21,617	$39,498	$(17,881)	-45.3%
Net cash provided by (used in) investing activities	$19,651	$(37,454)	$57,105	152.5%
Net cash provided by financing activities	$205	$193	$12	6.2%

	March 31,	December 31,	Change
	2010	2009	Amount	%
Cash and cash equivalents	$357,328	$315,862	$41,466	13.1%
Short-term investments	—	26,120	(26,120)	*
Trade accounts receivable	54,582	76,427	(21,845)	-28.6%
Inventories	68,824	85,356	(16,532)	-19.4%
Other current assets	17,281	17,222	59	0.3%
Total current assets	$498,015	$520,987	$(22,972)	-4.4%

Trade accounts payable	$29,458	$47,331	$(17,873)	-37.8%
Other current liabilities	30,478	53,539	(23,061)	-43.1%
Total current liabilities	$59,936	$100,870	$(40,934)	-40.6%

Net working capital	$438,079	$420,117	$17,962	4.3%

* Calculation of percentage change is not meaningful.

Cash from Operating Activities.  The change in net cash provided by operating activities in both the three months ended March 31, 2010 and 2009 were primarily due to decreases in accounts receivable and inventory. The lower decrease in accounts receivable in the three months ended March 31, 2010 was primarily due to a lower accounts receivable balance at the end of 2009 versus 2008, resulting from improved collections in 2009.  The lower decrease in inventory in the three months ended March 31, 2010 was primarily due to increased inventory purchases in support of our increased sales forecasts. These changes were partially offset by decreases in income taxes payable and trade accounts payable in the first three months of 2010 and 2009.  The lower decrease in income taxes payable in the three months ended March 31, 2010 was due to a lower income tax liability at the end of 2009 versus the end of 2008 related to our international pre-tax income mix.  The lower decrease in accounts payable in the three months ended March 31, 2010 was primarily due to timing of payments at the end of 2009 versus the end of 2008.  Net working capital improved from December 31, 2009 to March 31, 2010 primarily as a result of higher cash and cash equivalents and lower current liabilities, partially offset by lower short-term investments, accounts receivable and inventory.  Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

As of September 30, 2009, we changed the method of our accounts receivable turnover calculation to exclude consumer direct sales, as this is more consistent with how management views the business, and, in general, our consumer direct sales do not carry accounts receivable balances.  Under our new method, wholesale accounts receivable turnover increased to 9.1 times in the twelve months ended March 31, 2010 from 8.2 times for the twelve months ended March 31, 2009, primarily due to increased sales for the twelve months ended March 31, 2010 compared to the twelve months ended March 31, 2009.

Inventory turnover decreased to 4.0 times for the twelve months ended March 31, 2010 compared to 4.3 times for the twelve months ended March 31, 2009, largely due to an increase in average inventory balances during the twelve months ended March 31, 2010 compared to the twelve months ended March 31, 2009.  The higher average inventory balances were in support of our increased sales.

Cash from Investing Activities.  Net cash provided by investing activities resulted primarily from sales of short-term investments, partially offset by acquisitions of businesses and purchases of property and equipment.  In addition, we did not purchase short-term investments in the three months ended March 31, 2010, as we shifted our investments to highly liquid cash equivalents.  For the three months ended March 31, 2009, net cash used in investing activities resulted primarily from purchases of short-term investments.

As of March 31, 2010, we had no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2010 will range from approximately $22,000 to $27,000. We anticipate these expenditures will primarily include the build-out of new retail stores and computer software and hardware.  The actual amount of capital expenditures for the remainder of 2010 may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For both the three months ended March 31, 2010 and 2009, net cash provided by financing activities was comprised primarily of excess tax benefits from stock compensation, partially offset by cash used for shares withheld for taxes from employee stock unit vestings.

In June 2009, we announced that our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  The purchases will be funded from available working capital.  For the three months ended March 31, 2010, we did not repurchase any shares of our common stock under this program.  As of March 31, 2010, the remaining amount approved to repurchase shares is approximately $30,000.

Our revolving credit facility with Comerica Bank, or the Facility, provides for a maximum availability of $20,000. Up to $12,500 of borrowings may be in the form of letters of credit. The Facility bears interest at the lender’s prime rate (3.25% at March 31, 2010) or, at our option, at the London Interbank Offered Rate, or LIBOR, (0.25% at March 31, 2010) plus 1.0% to 2.5%, depending on our ratio of liabilities to earnings before interest, taxes, depreciation and amortization, and is secured by substantially all of our assets. The Facility includes annual commitment fees of $60 per year and expires on June 1, 2010.  At March 31, 2010, we had no outstanding borrowings under the Facility and outstanding letters of credit of $189.  As a result, $19,811 was available under the Facility at March 31, 2010.

The agreements underlying the Facility contain certain financial covenants, which currently include a limitation on aggregate annual lease payments of $20,000, a quick ratio requirement of at least 0.90:1.00, a minimum profitability requirement of $1,000 per fiscal quarter, a limitation on annual consolidated capital expenditures of $25,000 in fiscal year 2009 and $15,000 in any fiscal year thereafter, a minimum tangible net worth requirement of $37,000 commencing with the fiscal year ended December 31, 2004, plus 75% of consolidated net profit on a cumulative basis, and a requirement that our consolidated total liabilities to consolidated effective tangible net worth ratio be no greater than 1.50:1.00.  The agreements also contain a prohibition on the payment of dividends.  Prior to its expiration, we intend to enter into an amended and restated credit facility, including modifying our covenants to accommodate our growth initiatives.  At March 31, 2010, we were in compliance with all covenants and remain so as of the date of this report.

Contractual Obligations.  The following table summarizes our contractual obligations at March 31, 2010, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$76,355	$14,941	$27,035	$13,209	$21,170
Purchase obligations(2)	312,843	310,805	2,038	—	—
Unrecognized tax benefits(3)	5,011	—	5,011	—	—
Total	$394,209	$325,746	$34,084	$13,209	$21,170

(1)          Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and corporate and regional offices.  Other long-term liabilities on our condensed consolidated balance sheet include primarily deferred rents, which are included in operating lease obligations in this table.

(2)          Our purchase obligations consist largely of purchase orders.  They also include promotional expenses, service contracts, and minimum purchase commitments.  Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year.  These are outstanding open orders and not minimum purchase obligations.  Our promotional expenditures and service contracts are due periodically through 2012.  In February 2009, we entered into a contract requiring minimum purchase commitments of sheepskin with a remaining commitment of approximately $47,000 as of March 31, 2010 that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before December 31, 2010.  This contract may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, Deckers is required to purchase any remaining amounts on or before December 31, 2010.  We expect our sheepskin purchases by third party factories supplying UGG product to us will exceed these levels.  Therefore, we do not anticipate having to make any non-performance payments under this contractual arrangement; however, we are not able to reasonably estimate when or if cash payments will occur and have included the remaining amount in this table.  We believe this will not materially affect our liquidity or results of operations, as it is in the normal course of our business.

(3)          The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized.

In addition to the amounts in the table above, we have entered into other off-balance sheet arrangements.  We agreed to make loans to our joint venture with Stella International, should the need arise. As of March 31, 2010, the estimated remaining loans by Deckers was expected to be approximately $1,800.  We also have potential future earn-out payments relating to our acquisitions of TSUBO, LLC and Ahnu, Inc. through 2013.  These amounts were excluded from the table above as all conditions for the earn-out payments have not been met.  Additionally, we entered into or amended agreements with certain of our international distributors to assume control of the distribution rights in those regions.  Under these agreements, we expect to make total payments to these distributors of approximately $6,900 from April 1, 2010 through 2011.  The payments include consideration for the purchase of certain assets and services.

We believe that internally generated funds, the available borrowings under our existing Facility or a new credit facility, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit, and market volatility, among others.  See Part II, Item 1A, and “Risk Factors” for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit facility or draw on our existing Facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

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

The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and related reserves, which are discussed below:

	March 31, 2010		December 31, 2009
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$62,697		$88,217

Allowance for doubtful accounts	$1,592	2.5%	$2,710	3.1%
Reserve for sales discounts	$1,689	2.7%	$2,796	3.2%
Allowance for estimated chargebacks	$2,972	4.7%	$3,049	3.5%

	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$155,927		$347,989

Allowance for estimated returns	$1,862	1.2%	$3,235	0.9%
Estimated returns liability	$455	0.3%	$4,018	1.2%

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which all or a portion of are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience.  Reserves have been established for all projected losses of this nature. The decrease in the allowance for doubtful accounts from December 31, 2009 to March 31, 2010 was primarily due to a decrease in one account’s specific reserve, as that customer had filed for bankruptcy, and subsequently, we recovered the outstanding account balance against which we had previously reserved.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at March 31, 2010 by approximately $2,000.

Reserve for Sales Discounts.  A significant portion of our domestic wholesale net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines.  We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts.  The decrease in the reserve as a percentage of accounts receivable was primarily due to a lower percentage of total outstanding customer balances being eligible for terms discounts.  Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at March 31, 2010 by approximately $200.

Allowance for Estimated Chargebacks.  When our domestic wholesale customers pay their invoices, they often take deductions for chargebacks against their invoices, which are often valid.  Therefore, we record an allowance for the balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances.  This estimate is based on historical trends of the timing of chargebacks taken against invoices.  The increase in the allowance as a percentage of accounts receivable was largely attributable to a substantial increase in accounts receivable turnover, resulting in increased chargeback activity.

Allowance for Estimated Returns and Estimated Returns Liability.  We record an allowance for anticipated future returns of goods shipped prior to period-end and a liability for anticipated returns of goods sold direct to consumers. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We also accept returns from our retail and eCommerce customers for a thirty-day period. We base the amounts of the allowance and liability on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors.  The estimated returns liability as of March 31, 2010 decreased relative to the liability at December 31, 2009 due to the December reserve amount including increased reserves to account for increased expected holiday returns during the first quarter of 2010.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at March 31, 2010 by approximately $900.

Inventory Write-Downs.  Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory.  In doing so, we write the inventory down to the lower of cost or estimated future net selling prices.  At March 31, 2010, inventories were stated at $68,824, net of inventory write-downs of $975.  At December 31, 2009, inventories were stated at $85,356, net of inventory write-downs of $1,846.  The decrease in inventory write-downs at March 31, 2010 compared to December 31, 2009 was primarily due to sales of previously written-down inventory, primarily in our other brands segment inventories.  Our use of different estimates and assumptions could produce different financial results.  For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at March 31, 2010 by approximately $100.

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

Although the majority of our sales and inventory purchases are denominated in US currency, our sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured.  Approximately $17 million, or 11%, of our total net sales during the first quarter of 2010 were denominated in foreign currencies.  As we begin to hold more cash in foreign currencies, we are exposed to financial statement gains and losses as a result of translating the operating results and financial positions held in foreign currencies into US dollars.  We translate monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our distributors, which may have a negative impact on our net sales and gross margins.  We are unable to estimate the amount of any impact on sales and gross margins attributed to pricing pressures caused by fluctuations in exchange rates.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is to changes in the prime rate in the US and changes in LIBOR.  Our revolving line of credit provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR.  At March 31, 2010, we had no outstanding borrowings under the revolving line of credit.  A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets and liabilities. We manage these risks by attempting to denominate contractual and other foreign arrangements in US dollars and by maintaining a significant percentage of our liabilities in US dollars.  Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, as discussed above, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss.  As of the date of this Quarterly Report on Form 10-Q, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer believe that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a stock repurchase program which authorizes management to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  The purchases will be funded from available working capital.  During the three months ended March 31, 2010, the Company did not repurchase any shares under this program.  As of March 31, 2010, the remaining approved amount for repurchases was approximately $30,000.

Item 3.              Defaults upon Senior Securities

Not applicable

Item 4.              (Removed and Reserved)

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

Deckers Outdoor Corporation

Date: May 10, 2010	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)