Form 10-Q
period 2010-06-30
DECKERS OUTDOOR CORP
filed 2010-08-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2010

Common Stock, $0.01 par value	38,671,884

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	June 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$333,745	$315,862
Restricted cash	200	300
Short-term investments	—	26,120
Trade accounts receivable, net of allowances of $5,702 and $11,790 as of June 30, 2010 and December 31, 2009, respectively	81,647	76,427
Inventories	120,460	85,356
Prepaid expenses and other current assets	6,725	7,210
Deferred tax assets	9,712	9,712
Total current assets	552,489	520,987

Restricted cash	250	400
Property and equipment, at cost, net	37,367	35,442
Goodwill	6,507	6,507
Other intangible assets, net	18,941	17,433
Deferred tax assets	16,704	16,704
Other assets	2,284	1,570
Total assets	$634,542	$599,043

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$79,953	$47,331
Accrued payroll	12,850	20,869
Other accrued expenses	6,023	12,985
Income taxes payable	5,844	19,685
Total current liabilities	104,670	100,870

Long-term liabilities	6,891	6,269

Commitments and contingencies (note 10)

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 and 50,000 shares; issued and outstanding 38,669 and 38,604 shares as of June 30, 2010 and December 31, 2009, respectively	387	129
Additional paid-in capital	132,892	125,431
Retained earnings	389,530	365,304
Accumulated other comprehensive (loss) income	(563)	494
Total Deckers Outdoor Corporation stockholders’ equity	522,246	491,358
Noncontrolling interest	735	546
Total equity	522,981	491,904
Total liabilities and equity	$634,542	$599,043

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$137,059	$102,548	$292,986	$236,774
Cost of sales	76,316	61,763	154,336	137,076
Gross profit	60,743	40,785	138,650	99,698

Selling, general and administrative expenses	47,527	36,560	96,613	76,147
Impairment loss	—	1,000	—	1,000
Income from operations	13,216	3,225	42,037	22,551

Other (income) expense, net:
Interest income	(53)	(276)	(72)	(872)
Interest expense	106	(940)	124	(923)
Other, net	(550)	(23)	(614)	(42)
	(497)	(1,239)	(562)	(1,837)
Income before income taxes	13,713	4,464	42,599	24,388

Income taxes	4,803	1,697	15,549	9,268
Net income	8,910	2,767	27,050	15,120
Net loss (income) attributable to noncontrolling interest	56	112	(189)	99
Net income attributable to Deckers Outdoor Corporation	$8,966	$2,879	$26,861	$15,219

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$0.23	$0.07	$0.69	$0.39
Diluted	$0.23	$0.07	$0.69	$0.38

Weighted-average common shares outstanding:
Basic	38,667	39,348	38,649	39,309
Diluted	39,081	39,630	39,081	39,624

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$27,050	$15,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	6,236	4,723
(Recovery of) provision for doubtful accounts, net	(1,398)	468
Write-down of inventory	823	1,669
Impairment loss	—	1,000
Stock compensation	6,557	4,873
Other	(820)	(3)
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Restricted cash	250	300
Trade accounts receivable	(3,822)	44,817
Inventories	(34,930)	(52,755)
Prepaid expenses and other current assets	485	(1,047)
Other assets	(714)	(200)
Trade accounts payable	32,623	7,901
Accrued expenses	(15,918)	(17,715)
Income taxes payable	(12,870)	(20,384)
Long-term liabilities	622	1,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities	4,174	(9,895)

Cash flows from investing activities:
Purchases of short-term investments	—	(66,948)
Proceeds from sales of short-term investments	26,080	16,903
Purchases of property and equipment	(6,733)	(6,563)
Acquisitions of businesses	(3,191)	(1,675)
Net cash provided by (used in) investing activities	16,156	(58,283)

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(1,417)	(1,124)
Excess tax benefits from stock compensation	1,479	659
Cash received from issuances of common stock	84	—
Cash paid for repurchases of common stock	(2,635)	—
Net cash used in financing activities	(2,489)	(465)

Effect of exchange rates on cash	42	2
Net change in cash and cash equivalents	17,883	(68,641)
Cash and cash equivalents at beginning of period	315,862	176,804
Cash and cash equivalents at end of period	$333,745	$108,163

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$27,243	$28,854
Interest	$1	$4
Non-cash investing activity:
Accruals for purchases of property and equipment	$324	$1,456
Non-cash financing activity:
Accruals for shares withheld for taxes	$555	$363

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)                      General

(a)          Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.  Deckers Outdoor Corporation strives to be a premier lifestyle marketer that builds niche brands into global market leaders by designing and marketing innovative, functional and fashion-oriented footwear and accessories, developed for both high performance outdoor activities and everyday casual lifestyle use.  The Company’s business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters and the highest percentage of Teva® brand net sales occurring in the first and second quarters of each year. The other brands do not have a significant seasonal impact on the Company.  The Company owns 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China.  Stella International is also one of the Company’s major manufacturers in China.  In March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc., an outdoor performance and lifestyle footwear brand.  In January 2010, the Company acquired certain assets and liabilities, including reacquisition of its distribution rights, from its Teva distributor that sold to retailers in Belgium, the Netherlands, and Luxemburg (Benelux) as well as France.

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

On May 28, 2010, the Company announced that the Company’s Board of Directors authorized a three-for-one stock split to be effected in the form of a stock dividend.  Each stockholder of record received two additional shares of common stock for each share held on June 17, 2010, that was paid on July 2, 2010.  All share and related information presented in these condensed consolidated financial statements and notes reflect the increased number of shares resulting from this stock split for all periods presented.

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

(c)          Reclassifications

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.

(2)                      Stockholders’ Equity

In June 2009, the Company announced that the Board of Directors approved a stock repurchase program to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  The purchases will be funded from available working capital.  Prior to the stock split, the Company repurchased shares that were retired; the repurchased shares and repurchase price were not affected by the stock split.  During both the three and six months ended June 30, 2010, the

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Company repurchased 20,000 shares for approximately $2,600, or an average price of $129.16 per share, under this program.  As of June 30, 2010, the remaining approved amount for repurchases was approximately $27,400.

In May 2010, the stockholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 125,000,000 shares.

The following is a reconciliation of the Company’s retained earnings:

Retained
Earnings
Balance at December 31, 2008	$268,515

Net income attributable to Deckers Outdoor Corporation	116,786
Repurchase of common stock	(19,997)
Balance at December 31, 2009	365,304

Net income attributable to Deckers Outdoor Corporation	26,861
Repurchase of common stock	(2,635)
Balance at June 30, 2010	$389,530

(3)                      Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. At June 30, 2010 and December 31, 2009, accumulated other comprehensive (loss) income of $(563) and $494, respectively, consisted of unrealized gains and losses on short-term investments and cumulative foreign currency translation adjustments.

Comprehensive income is determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$8,910	$2,767	$27,050	$15,120
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	—	5	(2)	5
Cumulative foreign currency translation adjustments	(640)	41	(1,055)	(6)
Total other comprehensive income (loss)	(640)	46	(1,057)	(1)

Comprehensive income	8,270	2,813	25,993	15,119
Comprehensive loss (income) attributable to noncontrolling interest	56	112	(189)	99
Comprehensive income attributable to Deckers Outdoor Corporation	$8,326	$2,925	$25,804	$15,218

(4)                      Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

Basic net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three and six months ended June 30, 2010 and 2009, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of nonvested stock units (NSUs) and options to purchase common stock.

The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted-average shares used in basic computation	38,667,000	39,348,000	38,649,000	39,309,000
Dilutive effect of NSUs and stock options*	414,000	282,000	432,000	315,000
	39,081,000	39,630,000	39,081,000	39,624,000

*Excluded NSUs as of June 30, 2010 and 2009	312,000	270,000	312,000	270,000

The Company excluded all of its stock appreciations rights (SARs) and restricted stock units (RSUs) from the diluted net income per share computation for the three and six months ended June 30, 2010 and 2009, respectively.  The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through June 30, 2010 and 2009, respectively.

(5)                      Restricted Cash

In January 2007, the Company entered into an escrow agreement initiated in conjunction with the Company’s purchase obligation with a movie production company for advertising services.  As a result of the agreement, during the six months ended June 30, 2010, the Company paid $300 of the purchase obligation and had $400 of restricted cash related to this obligation remaining as of June 30, 2010.  Of the total restricted cash related to this obligation, $200 is short-term and is included as a current asset, and the remaining $200 is long-term and is included as a noncurrent asset in the Company’s condensed consolidated balance sheet at June 30, 2010.  The agreement contains a disbursement schedule according to when the remaining funds will be disbursed to the production company, which is as follows:

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

The Company has established a nonqualified deferred compensation program with an effective date of February 1, 2010 (referred to as “the Plan”).  The Plan permits a select group of management employees, designated by the Plan Committee, to defer earnings to a future date on a nonqualified basis.  For each plan year, the Board may, but is not required to, contribute any amount it desires to any participant under the Plan. The Company’s contribution will be determined by the Board annually in the fourth quarter. No such contribution has been approved as of June 30, 2010.  All amounts deferred under this plan are presented in long-term liabilities in the condensed consolidated balance sheet.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts based on Level 1 inputs.  The Company has established a trust as a reserve for the benefits payable under the Plan.  The amounts deferred and the assets in trust related to the Plan were immaterial as of June 30, 2010.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Short-term investments are classified as available for sale and are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity. Interest and dividends are included in interest income in the condensed consolidated statements of income.  The cost of securities sold is based on the specific identification method.  Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements. The fair values of the Company’s short-term investments are shown in the table below and were determined based on Level 1 inputs.  The Company had no short-term investments at June 30, 2010.

	December 31, 2009
	Cost	Unrealized Gains	Fair Value
Short-term Investments
Government and agency securities	$26,118	$2	$26,120
Total short-term investments	$26,118	$2	$26,120

Proceeds from sales of available for sale securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Proceeds from sales	$—	$11,425	$26,080	$16,903

(7)                      Foreign Currency Exchange Contracts and Hedging

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward or option contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies.  In addition, the Company utilizes foreign exchange forward or option contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances.  The Company does not use foreign currency contracts for speculative or trading purposes.

Some foreign exchange forward contracts are not designated as hedging instruments for financial accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in selling, general and administrative expenses in the condensed consolidated statements of income. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in selling, general and administrative expenses.

As of June 30, 2010, the Company had no derivatives that were designated as accounting hedges, and gains and losses on the Company’s non-designated forward contracts were not significant.

(8)                      Credit Agreement

In May 2010, the Company and its subsidiary, TSUBO, LLC, entered into the Second Amendment and Restated Credit Agreement with Comerica Bank (the “Credit Agreement”).  The Credit Agreement provides for a maximum availability of $20,000.  Up to $12,500 of borrowings may be in the form of letters of credit.  Amounts borrowed under the Credit Agreement bear interest at the lender’s prime rate or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, plus 1.0%, and is secured by substantially all of the Company’s assets.  The Credit Agreement includes annual commitment fees of $60 per year, which can be waived if the Company deposits $10,000 in non-interest bearing new deposits with Comerica Bank; provided that such deposits may be removed by the Company at any time, subject to paying a pro-rated annual commitment fee.  The Credit Agreement expires on June 1, 2012.  At June 30, 2010, the Company had no outstanding borrowings under the

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Credit Agreement and outstanding letters of credit of $941.  As a result, $19,059 was available under the Credit Agreement at June 30, 2010.

The Credit Agreement contains certain financial covenants.  The covenants currently include a maximum additional debt of $20,000, maximum asset sales of $5,000, maximum loans to employees of $200, and maximum loans to subsidiaries who are not parties to the Credit Agreement of $25,000. The Credit Agreement contains certain financial covenants if the outstanding obligations exceed $2,000, including a minimum tangible net worth requirement of $294,891 commencing with the fiscal year ended December 31, 2010 plus 75% of consolidated net profit on a cumulative basis, no consolidated net loss for two or more consecutive fiscal quarters and maximum acquisitions of $25,000.

(9)                      Business Segments, Concentration of Business, and Credit Risk and Significant Customers

In the first quarter of fiscal 2010, as part of a refinement of its business strategy, the Company incorporated its Simple wholesale reportable segment into the other wholesale reportable segment.  None of the brands included in the other wholesale reportable segment met the quantitative thresholds for individual segment reporting, and they share a majority of the aggregation criteria, thus permitting the Company to aggregate these brands for segment reporting purposes.  This change in segment reporting did not have a material impact on the Company’s condensed consolidated financial statements for any periods. The segment information for the three and six months ended June 30, 2009 and as of December 31, 2009 has been adjusted retrospectively to conform to the current period presentation.

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, and its other brands (including the Simple®, TSUBO®, and Ahnu® brands), its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources and facilities costs, among others. The gross profit derived from the sales to third parties of the eCommerce and retail stores segments for the US is separated into two components: (i) the wholesale profit is included in the operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments. The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit. Business segment information is summarized as follows:

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales to external customers:
UGG wholesale	$88,100	$66,616	$152,600	$129,601
Teva wholesale	29,086	20,175	71,323	54,812
Other wholesale	4,744	4,392	12,368	10,875
eCommerce	5,177	5,262	23,599	21,448
Retail stores	9,952	6,103	33,096	20,038
	$137,059	$102,548	$292,986	$236,774

Income (loss) from operations:
UGG wholesale	$33,601	$23,072	$65,472	$50,465
Teva wholesale	6,686	4,377	18,001	12,187
Other wholesale	(1,498)	(5,980)	(2,314)	(9,490)
eCommerce	(62)	552	4,639	5,479
Retail stores	(1,041)	(1,011)	3,923	5
Unallocated overhead costs	(24,470)	(17,785)	(47,684)	(36,095)
	$13,216	$3,225	$42,037	$22,551

	June 30,	December 31,
	2010	2009
Total assets for reportable segments:
UGG wholesale	$152,949	$130,493
Teva wholesale	49,678	31,105
Other wholesale	11,493	11,551
eCommerce	1,544	2,431
Retail stores	32,410	27,931
	$248,074	$203,511

The assets allocable to each reporting segment generally include accounts receivable, inventory, fixed assets, intangible assets and certain other assets that are specifically identifiable with one of the Company’s segments. Unallocated assets are the assets not specifically related to the segments and generally include cash and cash equivalents, short-term investments, deferred tax assets, and various other assets shared by the Company’s segments. Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets are as follows:

	June 30,	December 31,
	2010	2009
Total assets for reportable segments	$248,074	$203,511
Unallocated cash and cash equivalents and short-term investments	333,745	341,982
Unallocated deferred tax assets	26,416	26,416
Other unallocated corporate assets	26,307	27,134
Consolidated total assets	$634,542	$599,043

At June 30, 2010, the Company had cash and cash equivalents of $333,745. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of June 30, 2010, the Company had experienced no loss or lack of access to cash in its operating accounts.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions. These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. While the Company does not hold any investments whose value is directly correlated to mortgage debt, investment risk has been and may further be exacerbated by US mortgage defaults and credit and liquidity issues, which have affected various sectors of the financial markets. As of June 30, 2010, the Company had experienced no loss or lack of access to its cash and cash equivalents.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 52.4% and 45.3% of the Company’s total net sales for the three months ended June 30, 2010 and 2009, respectively.  International sales were 37.8% and 33.1% of the Company’s total net sales for the six months ended June 30, 2010 and 2009, respectively.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

Long-lived assets, which consist of property and equipment, by major country were as follows:

	June 30,	December 31,
	2010	2009
US	$28,172	$27,405
UK	6,520	6,341
All other countries*	2,675	1,696
Total	$37,367	$35,442

*  No other country’s long-lived assets comprised more than 10% of total long-lived assets as of June 30, 2010 or December 31, 2009.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10.0% of the Company’s net sales for either the three or six months ended June 30, 2010 or 2009.  As of June 30, 2010, no single customer represented more than 10.0% of net trade accounts receivable.  As of December 31, 2009, the Company had one customer representing 28.0% of net trade accounts receivable.

The Company’s production is concentrated at a limited number of independent contractor factories in China. The Company’s sourcing is concentrated in Australia and China.  The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.

(10)                Commitments and Contingencies

The Company has a contract requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before December 31, 2010. As of June 30, 2010 the remaining commitment is approximately $8,800. This contract may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, the Company is required to purchase any remaining amounts on or before December 31, 2010. The contract does not permit net settlement. The Company expects sheepskin purchases by third party factories will exceed the contract levels. Therefore, management believes the likelihood of any non-performance payments under this contractual arrangement is remote and would have an immaterial effect on the consolidated financial statements. The Company determined this based upon its historical and projected sales and inventory purchases.

The Company agreed to make loans to its joint venture with Stella International, should the need arise. As of June 30, 2010, the estimated remaining loans by Deckers were expected to be approximately $1,800. The Company owns 51% of the joint venture. The Company also entered into or amended agreements with certain of its international distributors to assume control of the distribution rights in those regions. Under one of these agreements, the Company is obligated to make total payments of

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

approximately $1,500 from July 1, 2010 through the first quarter of 2011. The payments include consideration for the purchase of certain assets and services.

In 2009, the Internal Revenue Service (IRS) selected the Company’s US federal income tax return for the year ended December 31, 2007 for examination and has since expanded the audit period to include the years ending December 31, 2006 through 2008.  The Company does not know the timing of completion of the examination or if the examination will result in a material effect to the Company’s financial statements.  It is reasonably possible that the Company’s unrecognized tax benefit could change, and the Company cannot determine if any such change will be material.  The Company believes its unrecognized tax benefits are appropriately reported.

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

(11)                Goodwill and Other Intangible Assets

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

The Company’s other intangible assets, net are summarized as follows:

Balance at December 31, 2009	$17,433
Purchases of intangible assets	3,726
Amortization expense	(2,218)
Balance at June 30, 2010	$18,941

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

The “UGG,” “Teva,” “Simple,” “TSUBO,” and “Ahnu” families of related marks, images and symbols are our trademarks and intellectual property.  Other trademarks, trade names and service marks appearing in this report are the property of their respective holders.  References to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.  Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and selling prices.  All share and related information presented herein reflects the increased number of shares resulting from the three-for-one stock split effected on June 17, 2010.

Overview

We are a leading designer, producer, marketer, and brand manager of innovative, high-quality footwear and accessories. We market our products primarily under two proprietary brands:

•                  UGG®: Premier brand in luxury and comfort footwear and accessories; and

•                  Teva®: High performance sport shoes and rugged outdoor footwear.

In addition to our primary brands, our other brands include Simple®, a line of innovative sustainable-lifestyle footwear and accessories; TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort; and Ahnu®, a line of outdoor performance and lifestyle footwear.

We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products.

Our business has been impacted by several important trends affecting our end markets:

•                  The prolonged US and global economic conditions have adversely impacted businesses worldwide in general. Some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

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

Teva product sales grew in 2010, resulting largely from the strong sell through at retail in 2009 and due to our conversion of a distributor to a direct subsidiary in Benelux, despite the economic downturn.  This included our small but relevant fall multi-sport and light hiking line of shoes for men, women and children, as well as our greatly contemporized spring line of performance and lifestyle sandals.  We started off the first half of 2010 with growing brand momentum, and our new spring and fall product lines and marketing support have been viewed by our retailers as exciting, innovative and appealing.

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

TSUBO, meaning pressure point in Japanese, is marketed as high-end casual footwear for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort.  The TSUBO brand has a rich heritage with consumers in major cities around the world who appreciate design, pay attention to detail, and will not sacrifice comfort.  We are building on this heritage, positioning the TSUBO brand as the premium footwear solution for people in the city, providing all day comfort, style and quality.  We are continuing to create product addressing consumers’ unique needs: all-day comfort, innovative style and superior quality.  At the same time, we are marketing to the TSUBO brand consumers where they live, emphasizing regional advertising and in-market grass roots, product placement and public relations efforts.

In March 2009, we acquired 100% of the ownership interest of Ahnu, Inc.  The Ahnu brand is an outdoor performance and lifestyle footwear brand with products for men, women and children.  The name Ahnu is derived from the Celtic goddess representing the balance of well-being and prosperity.  The brand focuses primarily on women consumers offering style and comfort for active women on both trails and pavement.  The product goal is to achieve uncompromising footwear performance by developing footwear that will provide the appropriate balance of traction, grip, flexibility, cushioning and durability for a variety of outdoor activities — whether on trails, beaches or sidewalks.  Ahnu products are sold throughout the US, primarily at outdoor specialty stores and independent shoe stores, as well as certain regions internationally.

We expect to leverage our design, marketing and distribution capabilities to grow these brands over the next several years, consistent with our mission to build niche brands into global market leaders.  Nevertheless, we cannot assure investors that our efforts will be successful.

eCommerce Overview

Our eCommerce business, which sells most of our brands, enables us to meet the growing demand for these products, sell the products at retail prices and provide significant incremental operating income.  The eCommerce business enables us to directly interact and reinforce our relationships with the consumer.  In recent years, our eCommerce business has had strong revenue growth, much of which occurred as the UGG brand gained global popularity and as consumers continued to increase internet usage for footwear and other purchases.

Managing our eCommerce business requires us to focus on the latest trends and techniques for web design, to generate internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes.  We plan to continue to grow our eCommerce business through improved website features and performance including a new eCommerce platform, increased marketing and more international websites.  Nevertheless, we cannot assure investors that revenue from our eCommerce business will not decline.

Retail Stores Overview

Our retail stores are predominantly UGG Australia concept stores and UGG Australia outlet stores.  Our retail stores enable us to directly impact our customers’ experience, meet the growing demand for these products, sell the products at retail prices and provide us with incremental operating income.  In addition, our UGG Australia concept stores allow us to showcase our entire UGG product line; whereas, our retailers may not carry the whole line.  Through our outlet stores, we sell some of our discontinued styles from prior seasons, plus products made specifically for the outlet stores.  We sell Teva and some of our other brands through our UGG Australia outlet stores.  In June 2010, we opened our second store in China, located in Shenyang, with our joint venture partner.  As of June 30, 2010, we had a total of 19 retail stores worldwide.  For the remainder of 2010, we plan to significantly expand our retail stores business through opening additional stores in the US and internationally.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters and the highest percentage of Teva brand net sales occurring in the first and second quarters of each year.  Our other brands do not have a significant seasonal impact.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$155,927	$137,059
Income from operations	$28,821	$13,216

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$134,226	$102,548	$228,414	$347,989
Income from operations*	$19,326	$3,225	$53,080	$105,616

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$97,535	$91,116	$197,288	$303,506
Income (loss) from operations*	$17,060	$(6,944)	$43,081	$63,722

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table summarizes the Company’s results of operations:

	Three Months Ended June 30,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$137,059	100.0%	$102,548	100.0%	$34,511	33.7%
Cost of sales	76,316	55.7	61,763	60.2	14,553	23.6
Gross profit	60,743	44.3	40,785	39.8	19,958	48.9
Selling, general and administrative expenses	47,527	34.7	36,560	35.7	10,967	30.0
Impairment loss	—	—	1,000	1.0	(1,000)	*
Income from operations	13,216	9.6	3,225	3.1	9,991	309.8
Other income, net	(497)	(0.4)	(1,239)	(1.2)	(742)	(59.9)
Income before income taxes	13,713	10.0	4,464	4.4	9,249	207.2
Income taxes	4,803	3.5	1,697	1.7	3,106	183.0
Net income	8,910	6.5	2,767	2.7	6,143	222.0
Net loss attributable to the noncontrolling interest	56	—	112	0.1	(56)	(50.0)
Net income attributable to Deckers Outdoor Corporation	$8,966	6.5%	$2,879	2.8%	$6,087	211.4%

* Calculation of percentage change is not meaningful.

Overview.  The increase in net sales was primarily due to an increase in UGG and Teva product sales.  The increase in income from operations resulted primarily from the increase in gross margin and higher net sales, partially offset by higher selling, general and administrative expenses.

Net Sales.  The following table summarizes net sales by location and net sales by brand and distribution channel:

	Three Months Ended June 30,
			Change
	2010	2009	Amount	%
Net sales by location:
US	$65,230	$56,132	$9,098	16.2%
International	71,829	46,416	25,413	54.8
Total	$137,059	$102,548	$34,511	33.7%

Net sales by brand and distribution channel:
UGG:
Wholesale	$88,100	$66,616	$21,484	32.3%
eCommerce	2,458	2,070	388	18.7
Retail stores	9,647	5,733	3,914	68.3
Total	100,205	74,419	25,786	34.6
Teva:
Wholesale	29,086	20,175	8,911	44.2
eCommerce	2,077	2,208	(131)	(5.9)
Retail stores	49	167	(118)	(70.7)
Total	31,212	22,550	8,662	38.4
Other:
Wholesale	4,744	4,392	352	8.0
eCommerce	642	984	(342)	(34.8)
Retail stores	256	203	53	26.1
Total	5,642	5,579	63	1.1
Total	$137,059	$102,548	$34,511	33.7%

Total eCommerce	$5,177	$5,262	$(85)	(1.6)%

Total Retail stores	$9,952	$6,103	$3,849	63.1%

The increase in net sales was primarily driven by strong sales for the UGG and Teva brands.  In addition, our weighted-average wholesale selling price per pair increased 1.8% to $35.41 for the three months ended June 30, 2010 from $34.78 for the three months ended June 30, 2009, resulting primarily from higher UGG and Teva sales, with UGG products generally carrying a higher average selling price.  During the quarter, we experienced an increase in the number of pairs sold primarily through our UGG and Teva wholesale channels, partially offset by a decrease in our other wholesale segment.  This resulted in a 28.6% overall increase in the volume of footwear sold for all brands to approximately 3.6 million pairs for the three months ended June 30, 2010 compared to approximately 2.8 million pairs for the three months ended June 30, 2009.

Wholesale net sales of our UGG brand increased primarily due to an increase in global shipments of fall products, combined with solid sales of the spring line at company owned retail stores.  We cannot assure investors that UGG brand sales will continue to grow at their past pace.

Wholesale net sales of our Teva brand increased primarily due to higher reorders of the expanded spring line of open and closed toe footwear, combined with an increase in the weighted-average wholesale selling price per pair.  The average selling price increase was the result of significantly decreased closeout sales and was also the result of realizing the benefit of assuming the distribution rights in Benelux and France starting in January 2010.

Wholesale net sales of our other brands increased, primarily due to an increase in the weighted average selling prices.

Net sales of our eCommerce business decreased slightly.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of five new stores opened since June 30, 2009.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full second quarter of 2009 and 2010, same store sales grew by 19.2%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 52.4% and 45.3% of worldwide net sales for the three months ended June 30, 2010 and 2009, respectively.  The majority of the international sales growth was from the UGG brand in the European region.

Gross Profit.  As a percentage of net sales, gross margin increased to 44.3% for the three months ended June 30, 2010, compared to 39.8% for the three months ended June 30, 2009.  The increase was primarily attributable to higher margins on our Teva and other brands, related to reduced closeout sales, and realizing the benefit of the Teva direct wholesale business in Benelux starting in January 2010.  In addition, we received approximately $3,100 in duty refunds during the three months ended June 30, 2010, which we do not expect to recur at this level.

Selling, General and Administrative Expenses (SG&A).  As a percentage of net sales, SG&A decreased to 34.7% for the three months ended June 30, 2010 compared to 35.7% for the three months ended June 30, 2009.  The increase in SG&A in absolute dollars resulted primarily from:

•      increased payroll and related costs in support of our continued growth;

•      fixed costs related to five new retail stores that were not open in the first quarter of 2009; and

•      costs associated with our Teva distribution in Benelux, both the costs incurred to assume the distribution as well as operating expenses.

The increase in absolute dollars was partially offset by increased net bad debt recoveries and an overall decrease in marketing expenses.

Income from Operations.  The gross profit derived from the sales to third parties of the eCommerce and retail store segments for the US is separated into two components:  (i) the wholesale profit is included in the operating income or loss of each wholesale segment, and (ii) the remaining profit is included in the eCommerce and retail stores segments.  The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit.  The following table summarizes operating income (loss) by segment:

	Three Months Ended June 30,
			Change
	2010	2009	Amount	%
UGG wholesale	$33,601	$23,072	$10,529	45.6%
Teva wholesale	6,686	4,377	2,309	52.8
Other wholesale	(1,498)	(5,980)	4,482	74.9
eCommerce	(62)	552	(614)	(111.2)
Retail stores	(1,041)	(1,011)	(30)	(3.0)
Unallocated overhead costs	(24,470)	(17,785)	(6,685)	(37.6)
Total	$13,216	$3,225	$9,991	309.8%

Income from operations increased due to the increase in net sales and gross margin, partially offset by the higher SG&A expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of a higher gross margin, partially attributable to the duty refunds, and the higher sales, combined with higher net bad debt recoveries.  These results were partially offset by higher research, development, and design expenses.

The increase in income from operations of Teva brand wholesale was largely due to higher sales and gross margin, primarily due to the decreased impact of closeout sales and the benefit of direct business in Benelux.  These results were partially offset by increased divisional expenses.

The loss from operations of our other brands wholesale improved primarily due to increased gross margins and decreased marketing and promotional expenses in 2010, as well as an impairment charge in 2009.

We had a loss from operations of our eCommerce business, primarily due to a lower gross margin and higher operating expenses, partially offset by an increase in UGG eCommerce sales.

The loss from operations of our retail store business remained relatively flat.  We incurred higher operating expenses primarily related to our new store openings, which were partially offset by increased sales and gross margins.

The increase in unallocated overhead costs resulted primarily from higher international infrastructure costs to support our continued growth.

Other (Income) Expense, Net.  Interest expense increased due to negative interest expense in 2009 due to the reversal of accrued interest related to certain tax obligations for one of the Company’s foreign subsidiaries.  Interest income decreased primarily from significantly lower market interest rates, as well as a shift in our investment mix to all highly liquid cash equivalents.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Three Months Ended
	June 30,
	2010	2009
Income tax expense	$4,803	$1,697
Effective income tax rate	35.0%	38.0%

The decrease in the effective tax rate was primarily due to the increase in our projected annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in most of our foreign jurisdictions are taxed at significantly lower rates than the US.  The effective tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  We anticipate our effective tax rate for the full year 2010 to be slightly higher than the full year rate of 36.2% in 2009.

Net Loss Attributable to the Noncontrolling Interest.  Net loss attributable to the noncontrolling interest in our joint venture with Stella International was $56 and $112 for the three months ended June 30, 2010 and 2009, respectively.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased by 213.6% to $0.23 for the three months ended June 30, 2010 compared to $.0.07 in the same period of 2009, primarily as a result of the increase in net income.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table summarizes the Company’s results of operations:

	Six Months Ended June 30,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$292,986	100.0%	$236,774	100.0%	$56,212	23.7%
Cost of sales	154,336	52.7	137,076	57.9	17,260	12.6
Gross profit	138,650	47.3	99,698	42.1	38,952	39.1
Selling, general and administrative expenses	96,613	33.0	76,147	32.2	20,466	26.9
Impairment loss	—	—	1,000	0.4	(1,000)	*
Income from operations	42,037	14.3	22,551	9.5	19,486	86.4
Other income, net	(562)	(0.2)	(1,837)	(0.8)	(1,275)	(69.4)
Income before income taxes	42,599	14.5	24,388	10.3	18,211	74.7
Income taxes	15,549	5.3	9,268	3.9	6,281	67.8
Net income	27,050	9.2	15,120	6.4	11,930	78.9
Net (income) loss attributable to the noncontrolling interest	(189)	—	99	0.0	(288)	*
Net income attributable to Deckers Outdoor Corporation	$26,861	9.2%	$15,219	6.4%	$11,642	76.5%

* Calculation of percentage change is not meaningful.

Net Sales.  The following table summarizes net sales by location and net sales by brand and distribution channel:

	Six Months Ended June 30,
			Change
	2010	2009	Amount	%
Net sales by location:
US	$182,235	$158,302	$23,933	15.1%
International	110,751	78,472	32,279	41.1
Total	$292,986	$236,774	$56,212	23.7%

Net sales by brand and distribution channel:
UGG:
Wholesale	$152,600	$129,601	$22,999	17.7%
eCommerce	19,396	16,651	2,745	16.5
Retail stores	32,582	19,536	13,046	66.8
Total	204,578	165,788	38,790	23.4
Teva:
Wholesale	71,323	54,812	16,511	30.1
eCommerce	2,969	3,079	(110)	(3.6)
Retail stores	89	224	(135)	(60.3)
Total	74,381	58,115	16,266	28.0
Other:
Wholesale	12,368	10,875	1,493	13.7
eCommerce	1,234	1,718	(484)	(28.2)
Retail stores	425	278	147	52.9
Total	14,027	12,871	1,156	9.0
Total	$292,986	$236,774	$56,212	23.7%

Total eCommerce	$23,599	$21,448	$2,151	10.0%

Total Retail stores	$33,096	$20,038	$13,058	65.2%

The increase in net sales was primarily driven by strong sales for the UGG and Teva brands.  In addition, our weighted-average wholesale selling price per pair increased 5.5% to $32.97 for the six months ended June 30, 2010 from $31.25 for the six months ended June 30, 2009, resulting primarily from higher UGG and Teva sales, with UGG products generally carrying a higher average selling price.  During the period, we experienced an increase in the number of pairs sold primarily through our Teva and UGG wholesale segments.  This resulted in a 15.2% overall increase in the volume of footwear sold for all brands to approximately 7.6 million pairs for the six months ended June 30, 2010 compared to approximately 6.6 million pairs for the six months ended June 30, 2009.

Wholesale net sales of our UGG brand increased primarily due to an increase of global sales of fall orders combined with solid sales of the spring line at company owned retail stores.  We cannot assure investors that UGG brand sales will continue to grow at their past pace or that revenue from UGG products will not at some point decline.

Wholesale net sales of our Teva brand increased primarily due to an increase in the number of pairs sold, as well as an increase in the weighted-average wholesale selling price per pair.  The average selling price increase was primarily the result of realizing the benefit of assuming the distribution rights in Benelux and France starting in January 2010.  We cannot assure investors that the Teva brand sales will continue to grow at their recent pace or that revenue from the Teva brand products will not at some point decline.

Wholesale net sales of our other brands increased, primarily due to an overall increase in the number of pairs sold.

Net sales of our eCommerce business increased, primarily from an increase in UGG eCommerce sales, as well as higher overall average selling prices.

The increase in net sales of our retail store business, being mainly UGG sales, was largely due to the addition of five new stores opened since June 30, 2009.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full six months ended June 30, 2009 and 2010, same store sales grew by 25.6%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 37.8% and 33.1% of worldwide net sales for the six months ended June 30, 2010 and 2009, respectively.  The majority of the international sales growth was from the UGG brand in our European region.

Gross Profit.  As a percentage of net sales, gross margin increased to 47.3% for the six months ended June 30, 2010 compared to 42.1% for the six months ended June 30, 2009.  The increase was primarily attributable to a higher percentage of retail sales and higher margins on our Teva and other brands, related to reduced closeout sales, and realizing the benefit of the Teva direct wholesale business in Benelux starting in January 2010.  In addition, we received approximately $5,500 in duty refunds during the six months ended June 30, 2010, which we do not expect to recur at this level.  Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the full year of 2010 compared to 2009.

Selling, General and Administrative Expenses.  As a percentage of net sales, selling, general and administrative expenses, or SG&A, increased to 33.0% for the six months ended June 30, 2010 compared to 32.2% for the six months ended June 30, 2009.  The increase in SG&A resulted primarily from a planned increase in payroll expenses, five new retail stores that were not open as of June 30, 2009, and divisional expenses primarily related to our new brands.

Income from Operations.  The gross profit derived from the sales to third parties of the eCommerce and retail store segments for the US is separated into two components:  (i) the wholesale profit is included in the operating income or loss of each wholesale segment, and (ii) the remaining profit is included in the eCommerce and retail stores segments.  The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit.  The following table summarizes operating income (loss) by segment:

	Six Months Ended June 30,
			Change
	2010	2009	Amount	%
UGG wholesale	$65,472	$50,465	$15,007	29.7%
Teva wholesale	18,001	12,187	5,814	47.7
Other wholesale	(2,314)	(9,490)	7,176	75.6
eCommerce	4,639	5,479	(840)	(15.3)
Retail stores	3,923	5	3,918	*
Unallocated overhead costs	(47,684)	(36,095)	(11,589)	(32.1)
Total	$42,037	$22,551	$19,486	86.4%

* Calculation of percentage change is not meaningful.

Income from operations increased primarily due to the increase in sales and gross margins, partially offset by higher selling, general and administrative expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of the higher sales and gross margin, partially attributable to the duty refunds, as well as increased bad debt recoveries, partially offset by increased research and development and design expenses as well as increased divisional sale expenses.

The increase in income from operations of Teva brand wholesale was primarily the result of higher sales led by our European and domestic regions, partially offset by an increase in other divisional expenses.

The loss from operations of our other brands wholesale improved primarily due to decreased marketing and promotional expenses, as well as the increased sales and gross margins in 2010, and an impairment charge in 2009.

Income from operations of our eCommerce business decreased primarily due to decreased margins and increased operating expenses, partially offset by an increase in UGG sales.

Income from operations of our retail store business increased primarily due to the higher sales and gross margin, partially offset by higher operating expenses primarily related to our new store openings.

Unallocated overhead costs increased primarily from higher corporate payroll costs resulting from our planned increase in headcount related to our continued growth.

Other (Income) Expense, Net.  Interest expense increased due to negative interest expense in 2009 due to the reversal of accrued interest related to certain tax obligations for one of the Company’s foreign subsidiaries.  In addition, interest income decreased primarily from significantly lower market interest rates, as well as a shift in our investment mix to all highly liquid cash equivalents.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Six Months Ended
	June 30,
	2010	2009
Income tax expense	$15,549	$9,268
Effective income tax rate	36.5%	38.0%

The decrease in the effective tax rate was primarily due to the increase in our projected annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in most of our foreign jurisdictions are taxed at significantly lower rates than the US.  Our effective tax rate is based on pre-tax income projections for the full year, which are management’s best estimates based on available information.  We anticipate our effective tax rate for the full year 2010 to be slightly higher than the full year rate of 36.2% in 2009.

Net Loss (Income) Attributable to the Noncontrolling Interest.  Net income attributable to the noncontrolling interest in our joint venture with Stella International, was $189 for the six months ended June 30, 2010, versus a net loss of $99 for the six months ended June 30, 2009.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased by 81.6% to $0.69 for the six months ended June 30, 2010 compared to $0.38 in the same period of 2009, primarily as a result of the increase in net income.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements consisting of operating lease obligations and purchase obligations.  See “Contractual Obligations” below.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, short-term investments, cash generated from operations and, as needed, the credit available under our credit agreement. In an economic recession or under other adverse economic conditions, we may be unable to realize a return on our cash and cash equivalents and short-term investments, secure additional credit on favorable terms, renew our existing credit or access our existing line of credit. Such failures may impact our working capital reserves and have a material adverse effect on our business.

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

Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva brand generally begins to build its inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters.  Given the seasonality of our UGG and our Teva brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows. If necessary, we may borrow funds under our credit agreement.  During 2009 and the six months ended June 30, 2010, we did not borrow funds under our credit agreement.

The following table summarizes the Company’s cash flows and working capital:

	Six Months Ended June 30,
			Change
	2010	2009	Amount	%
Net cash provided by (used in) operating activities	$4,174	$(9,895)	$14,069	142.2%
Net cash provided by (used in) investing activities	$16,156	$(58,283)	$74,439	127.7%
Net cash used in financing activities	$(2,489)	$(465)	$(2,024)	*

	June 30,	December 31,	Change
	2010	2009	Amount	%
Cash and cash equivalents	$333,745	$315,862	$17,883	5.7%
Short-term investments	—	26,120	(26,120)	*
Trade accounts receivable	81,647	76,427	5,220	6.8
Inventories	120,460	85,356	35,104	41.1
Other current assets	16,637	17,222	(585)	(3.4)
Total current assets	$552,489	$520,987	$31,502	6.0%

Trade accounts payable	$79,953	$47,331	$32,622	68.9%
Other current liabilities	24,717	53,539	(28,822)	(53.8)
Total current liabilities	$104,670	$100,870	$3,800	3.8%

Net working capital	$447,819	$420,117	$27,702	6.6%

* Calculation of percentage change is not meaningful.

Cash from Operating Activities.  Net cash was provided by operating activities in the six months ended June 30, 2010 compared to net cash used in operating activities in the six months ended June 30, 2009, primarily due to a larger increase in trade accounts payable and a smaller increase in inventories in the six months ended June 30, 2010 versus 2009. The larger increase in trade accounts payable was primarily due to the timing of purchases and payments.  The smaller increase in inventories was primarily due to improved inventory management. These changes were partially offset by an increase in trade accounts receivable in the first six months of 2010 compared to a decrease in the same period in 2009.  The increase in accounts receivable is primarily due to an increase in sales in the first six months of 2010 compared to the same period in 2009, as well as higher cash collections in the six months ended June 30, 2009.  Net working capital increased from December 31, 2009 to June 30, 2010, primarily as a result of higher inventories and cash and cash equivalents, partially offset by higher trade accounts payable and lower short-term investments.  Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

As of September 30, 2009, we changed the method of our accounts receivable turnover calculation to exclude consumer direct sales, as this is more consistent with how management views the business, and, in general, our consumer direct sales do not carry accounts receivable balances.  Under our new method, wholesale accounts receivable turnover increased to 8.9 times in the twelve months ended June 30, 2010 from 7.8 times for the twelve months ended June 30, 2009, primarily due to increased sales for the twelve months ended June 30, 2010 compared to the twelve months ended June 30, 2009.

Inventory turnover increased slightly to 3.8 times for the twelve months ended June 30, 2010 compared to 3.6 times for the twelve months ended June 30, 2009, mainly due to the cost of sales increasing at a higher rate compared to the increase in average inventory, as a result of bringing in fall inventory later, during the twelve months ended June 30, 2010 compared to the twelve months ended June 30, 2009.

Cash from Investing Activities.  Net cash provided by investing activities for the six months ended June 30, 2010 resulted primarily from sales of short-term investments, partially offset by purchases of property and equipment and acquisitions of businesses.  In addition, we did not purchase short-term investments in the six months ended June 30, 2010, as we shifted our investments to highly liquid cash equivalents.  For the six months ended June 30, 2009, net cash used in investing activities resulted primarily from purchases of short-term investments.

As of June 30, 2010, we had no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2010 will range from approximately $18,000 to $23,000. We anticipate these expenditures will primarily include the build-out of new retail stores and computer software and hardware, including a new product management system and a new eCommerce platform.  The actual amount of capital expenditures for the remainder of 2010 may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the six months ended June 30, 2010, net cash used in financing activities was comprised primarily of cash used for repurchases of our common stock and for shares withheld for taxes from employee stock unit vestings, partially offset by excess tax benefits from stock compensation.  For the six months ended June 30, 2009, net cash used was comprised of cash paid for shares withheld for taxes from employee stock unit vestings, partially offset by excess tax benefits from stock compensation.

In June 2009, we announced that our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  Prior to the stock split, we repurchased shares that were retired; the repurchased shares and repurchase price were not affected by the stock split.  During both the three and six months ended June 30, 2010, we repurchased approximately 20,000 shares of our common stock under this program for approximately $2,600, or an average price of $129.16 per share.  As of June 30, 2010, the remaining amount approved to repurchase shares is approximately $27,400.

In May 2010, we entered into the Second Amended and Restated Credit Agreement with Comerica Bank, or the Credit Agreement.  The Credit Agreement provides for a maximum availability of $20,000. Up to $12,500 of borrowings may be in the form of letters of credit. The Credit Agreement bears interest at the lender’s prime rate (3.25% at June 30, 2010) or, at our option, at the London Interbank Offered Rate, or LIBOR, (0.35% at June 30, 2010) plus 1.0%, and is secured by substantially all of our assets. The Credit Agreement includes annual commitment fees of $60 per year which can be waived if we deposit $10,000 in non-interest bearing new deposits with Comerica Bank, provided that such deposits may be removed by us at any time, subject to paying a pro-rated annual commitment fee.  The Credit Agreement expires on June 1, 2012.  At June 30, 2010, we had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $941.  As a result, $19,059 was available under the Credit Agreement at June 30, 2010.

The Credit Agreement contains certain financial covenants.  The covenants currently include a maximum additional debt of $20,000, maximum asset sales of $5,000, maximum loans to employees of $200, and maximum loans to subsidiaries who are not parties to the Credit Agreement of $25,000.  As of June 30, 2010, we were in compliance with all covenants and remain so as of the date of this report.  The agreements underlying the Credit Agreement also contain certain financial covenants, if outstanding obligations exceed $2,000, including a minimum tangible net worth requirement of $294,891 plus 75% of the consolidated net profit on a cumulative basis, commencing with the fiscal year ended December 31, 2010, no consolidated net loss for two or more consecutive fiscal quarters and maximum acquisitions of $25,000.  At June 30, 2010, these covenants were not in effect because our balance did not exceed $2,000.

Contractual Obligations.  The following table summarizes our contractual obligations at June 30, 2010, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$116,180	$18,100	$33,693	$22,086	$42,301
Purchase obligations(2)	243,749	241,312	1,982	455	—
Unrecognized tax benefits(3)	5,011	—	5,011	—	—
Total	$364,940	$259,412	$40,686	$22,541	$42,301

(1)   Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and corporate and regional offices.  Other long-term liabilities on our condensed consolidated balance sheet include primarily deferred rents, of which the cash lease payments are included in operating lease obligations in this table.

(2)   Our purchase obligations consist largely of open purchase orders.  They also include promotional expenses, service contracts, and minimum purchase commitments.  Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year.  These are outstanding open orders and not minimum purchase obligations.  Our promotional expenditures and service contracts are due periodically through 2012.  In February 2009, we entered into a contract requiring minimum purchase commitments of sheepskin with a remaining commitment of approximately $8,800 as of June 30, 2010 that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before December 31, 2010.  This contract may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, Deckers is required to purchase any remaining amounts on or before December 31, 2010.  We expect our sheepskin purchases by third party factories supplying UGG product to us will exceed these levels.  Therefore, we do not anticipate having to make any non-performance payments under this contractual arrangement; however, we are not able to reasonably estimate when or if cash payments will occur and have included the remaining amount in this table.  We believe this will not materially affect our liquidity or results of operations, as it is in the normal course of our business.

(3)   The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized.

In addition to the amounts in the table above, we have entered into other off-balance sheet arrangements.  We agreed to make loans to our joint venture with Stella International, should the need arise. As of June 30, 2010, the estimated remaining loans by Deckers were expected to be approximately $1,800.  We also have potential future earn-out payments relating to our acquisitions of TSUBO, LLC and Ahnu, Inc. through 2013.  These amounts were excluded from the table above as all conditions for the earn-out payments have not been met.  Additionally, we entered into or amended agreements with certain of our international distributors to assume control of the distribution rights in those regions.  Under these agreements, we expect to make total payments to these distributors of approximately $7,100 from July 1, 2010 through 2011.  The payments include consideration for the purchase of certain assets and services.

We believe that internally generated funds, the available borrowings under our existing Credit Agreement or a new credit agreement, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit, and market volatility, among others.  See Part II, Item 1A, and “Risk Factors” for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Credit Agreement.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

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

The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and related reserves, which are discussed below:

	June 30, 2010		December 31, 2009
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$87,349		$88,217

Allowance for doubtful accounts	$1,029	1.2%	$2,710	3.1%
Reserve for sales discounts	$1,168	1.3%	$2,796	3.2%
Allowance for estimated chargebacks	$2,393	2.7%	$3,049	3.5%

	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$137,059		$347,989

Allowance for estimated returns	$1,112	0.8%	$3,235	0.9%
Estimated returns liability	$266	0.2%	$4,018	1.2%

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts that have been identified as partially or wholly potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience.  Reserves have been established for all projected losses of this nature. The decrease in the allowance for doubtful accounts from December 31, 2009 to June 30, 2010 was primarily due to a decrease in one account’s specific reserve, as that customer had filed for bankruptcy, and subsequently, we recovered the outstanding account balance against which we had previously reserved.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at June 30, 2010 by approximately $300.

Reserve for Sales Discounts.  A significant portion of our wholesale net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines.  We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts.  The decrease in the reserve was primarily due to a lower percentage of total outstanding customer balances being eligible for terms discounts.  Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at June 30, 2010 by approximately $100.

Allowance for Estimated Chargebacks.  When our domestic wholesale customers pay their invoices, they often take deductions for chargebacks against their invoices, which are often valid.  Therefore, we record an allowance for the balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances.  This estimate is based on historical trends of the timing of chargebacks taken against invoices.  The decrease in the allowance as a percentage of accounts receivable was largely attributable to additional resources focused on customer deductions.

Allowance for Estimated Returns and Estimated Returns Liability.  We record an allowance for anticipated future returns of goods shipped prior to period-end and a liability for anticipated returns of goods sold direct to consumers. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We also accept returns from our retail and eCommerce customers for a thirty-day period. We base the amounts of the allowance and liability on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors.  The estimated returns liability as of June 30, 2010 decreased relative to the liability at December 31, 2009 due to the December reserve amount including increased reserves to account for increased expected holiday returns during the first quarter of 2010.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the reserve for returns at June 30, 2010 by approximately $600.

Inventory Write-Downs.  Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory.  In doing so, we write the inventory down to the lower of cost or estimated future net selling prices.  At June 30, 2010, inventories were stated at $120,460, net of inventory write-downs of $966.  At December 31, 2009, inventories were stated at $85,356, net of inventory write-downs of $1,846.  The decrease in inventory write-downs at June 30, 2010 compared to December 31, 2009 was primarily due to sales of previously written-down inventory, primarily in our other brands segment inventories.  Our use of different estimates and assumptions could produce different financial results.  For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at June 30, 2010 by approximately $200.

Valuation of Goodwill, Intangible and Other Long-Lived Assets.  Annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the impairment of goodwill, intangible and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying amount of these assets individually. We test goodwill and nonamortizable intangible assets for impairment on an annual basis as of December 31 based on the fair value of the reporting unit for goodwill and the fair value of the assets for nonamortizable intangibles compared to their respective carrying value. We consider other long-lived assets to be impaired if we determine that the carrying value may not be fully recoverable. Among other considerations, we consider the following factors:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments.  We currently do not utilize a significant amount of forward contracts or other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, as we expect the majority of our purchases and sales for the short term to be denominated in US currency.  As our international operations grow and we increase purchases and sales in foreign currencies, we will evaluate and utilize more derivative instruments, as needed, to hedge our foreign currency exposures.  We do not use foreign currency contracts for trading purposes.

Although the majority of our sales and inventory purchases are denominated in US currency, our sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured.  Approximately $23,000, or 7.7%, of our total net sales during the six months ended June 30, 2010 were denominated in foreign currencies.  As we begin to hold more cash in foreign currencies, we are exposed to financial statement gains and losses as a result of translating the operating results and financial positions held in foreign currencies into US dollars.  We translate monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our distributors, which may have a negative impact on our net sales and gross margins.  We are unable to estimate the amount of any impact on sales and gross margins attributed to pricing pressures caused by fluctuations in exchange rates.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in LIBOR.  Our credit agreement provides for interest on outstanding borrowings at rates tied to the prime rate or at our election tied to LIBOR.  At June 30, 2010, we had no outstanding borrowings under the credit agreement.  A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues, and expenses. We manage these risks by attempting to denominate contractual and other foreign arrangements in US dollars and by maintaining a significant percentage of our liabilities in US dollars.  We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities, compared to the year ended December 31, 2009 when we did not hedge foreign currency exchange rate risk.  Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, as discussed above, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss.  As of the date of this Quarterly Report on Form 10-Q, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.      Legal Proceedings

We are involved in routine litigation arising in the ordinary course of business. Management does not believe that the disposition of these matters will have a material adverse effect on our financial condition or results of operations. Additionally, we have many pending disputes in the US Patent and Trademark Office, foreign trademark offices and US federal and foreign courts regarding unauthorized use or registration of our brand trademarks. We also are aware of many instances throughout the world in which a third party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva and UGG products.

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a stock repurchase program which authorizes management to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  The purchases will be funded from available working capital.  Activity under the program for the three month period ended June 30, 2010, was as follows:

Period	Total number of shares purchased(1)(2) (in thousands)	Average price paid per share(2)	Approximate dollar value of shares that may yet be purchased (in thousands)
As of March 31, 2010			$30,000
April 1-April 30	—	$—	$30,000
May 1-May 31	20	$129.16	$27,400
June 1-June 30	—	$—	$27,400

Total	20

(1)  All shares purchased were purchased as part of a publicly announced program in open-market transactions.

(2)  Prior to the stock split, the Company repurchased shares that were retired; the repurchased shares and repurchase price were not affected by the stock split.

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1*	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation as amended through May 27, 2010.
3.2

Restated Bylaws of Deckers Outdoor Corporation, as amended by the Board of Directors through March 11, 2009 (Exhibit 3.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010 and incorporated by reference herein).

10.1

Second Amended and Restated Credit Agreement among Deckers Outdoor Corporation, TSUBO, LLC and Comerica Bank (Exhibit 10.1 to the Registrant’s Form 8-K filed on May 28, 2010 and incorporated by reference herein).

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
101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009; (ii) Condensed Consolidated Statements of Income for the six months ended June 30, 2010 and June 30, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

**  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of registration statement prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: August 9, 2010	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)