Form 10-Q
period 2010-09-30
DECKERS OUTDOOR CORP
filed 2010-11-09
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2010

Common Stock, $0.01 par value	38,544,429

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	September 30,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$250,536	$315,862
Restricted cash	200	300
Short-term investments	—	26,120
Trade accounts receivable, net of allowances of $10,809 and $11,790 as of September 30, 2010 and December 31, 2009, respectively	142,232	76,427
Inventories	197,313	85,356
Prepaid expenses and other current assets	7,921	7,210
Deferred tax assets	9,712	9,712
Total current assets	607,914	520,987

Restricted cash	200	400
Property and equipment, at cost, net	42,907	35,442
Goodwill and other intangible assets, net	25,239	23,940
Deferred tax assets	16,704	16,704
Other assets	4,214	1,570
Total assets	$697,178	$599,043

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$73,202	$47,331
Accrued payroll	20,575	20,869
Other accrued expenses	9,879	12,985
Income taxes payable	23,109	19,685
Total current liabilities	126,765	100,870

Long-term liabilities	8,091	6,269

Commitments and contingencies (note 9)

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 and 50,000 shares; issued and outstanding 38,544 and 38,604 shares as of September 30, 2010 and December 31, 2009, respectively	385	129
Additional paid-in capital	136,971	125,431
Retained earnings	424,228	365,304
Accumulated other comprehensive income	174	494
Total Deckers Outdoor Corporation stockholders’ equity	561,758	491,358
Noncontrolling interest	564	546
Total equity	562,322	491,904
Total liabilities and equity	$697,178	$599,043

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$277,879	$228,414	$570,865	$465,188
Cost of sales	146,926	130,463	301,262	267,539
Gross profit	130,953	97,951	269,603	197,649

Selling, general and administrative expenses	64,639	44,871	161,252	121,018
Impairment loss	—	—	—	1,000
Income from operations	66,314	53,080	108,351	75,631

Other (income) expense, net:
Interest income	(95)	(101)	(167)	(973)
Interest expense	216	8	340	(915)
Other, net	(334)	(12)	(948)	(54)
	(213)	(105)	(775)	(1,942)
Income before income taxes	66,527	53,185	109,126	77,573

Income taxes	24,555	19,434	40,104	28,702
Net income	41,972	33,751	69,022	48,871
Net loss (income) attributable to noncontrolling interest	171	74	(18)	173
Net income attributable to Deckers Outdoor Corporation	$42,143	$33,825	$69,004	$49,044

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$1.09	$0.87	$1.79	$1.25
Diluted	$1.07	$0.86	$1.76	$1.24

Weighted-average common shares outstanding:
Basic	38,615	38,928	38,638	39,183
Diluted	39,228	39,210	39,258	39,480

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$69,022	$48,871
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	8,836	7,360
(Recovery of) provision for doubtful accounts, net	(719)	1,034
Write-down of inventory	1,627	3,076
Impairment loss	—	1,000
Stock compensation	10,212	7,378
Other	(741)	182
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Restricted cash	300	300
Trade accounts receivable	(65,086)	(5,611)
Inventories	(112,587)	(96,275)
Prepaid expenses and other current assets	(711)	167
Other assets	(644)	(556)
Trade accounts payable	25,872	8,415
Accrued expenses	(3,952)	(9,875)
Income taxes payable	4,822	(2,131)
Long-term liabilities	1,823	2,233
Net cash used in operating activities	(61,926)	(34,432)

Cash flows from investing activities:
Purchases of short-term investments	—	(66,924)
Proceeds from sales of short-term investments	26,080	33,613
Purchases of property and equipment	(14,496)	(11,261)
Acquisitions of businesses and equity method investment	(5,191)	(1,877)
Net cash provided by (used in) investing activities	6,393	(46,449)

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(1,972)	(1,487)
Excess tax benefits from stock compensation	2,066	1,104
Cash received from issuances of common stock	86	—
Cash paid for repurchases of common stock	(10,082)	(20,000)
Net cash used in financing activities	(9,902)	(20,383)

Effect of exchange rates on cash	109	72
Net change in cash and cash equivalents	(65,326)	(101,192)
Cash and cash equivalents at beginning of period	315,862	176,804
Cash and cash equivalents at end of period	$250,536	$75,612

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$33,380	$29,444
Interest	$25	$9
Non-cash investing activity:
Accruals for purchases of property and equipment	$461	$278
Non-cash financing activity:
Accruals for shares withheld for taxes	$593	$495

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)                     General

(a)         Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.  Deckers Outdoor Corporation strives to be a premier lifestyle marketer that builds niche brands into global market leaders by designing and marketing innovative, functional and fashion-oriented footwear and accessories, developed for both high performance outdoor activities and everyday casual lifestyle use.  The Company’s business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters and the highest percentage of Teva® brand net sales occurring in the first and second quarters of each year. The other brands do not have a significant seasonal impact on the Company.  The Company owns 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China.  Stella International is also one of the Company’s major manufacturers in China.  In March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc., an outdoor performance and lifestyle footwear brand.  In January 2010, the Company acquired certain assets and liabilities, including reacquisition of its distribution rights, from its Teva distributor that sold to retailers in Belgium, the Netherlands, and Luxemburg (Benelux) as well as France.  On September 30, 2010, the Company purchased a portion of a privately held footwear company as an equity method investment.

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

(2)                     Stockholders’ Equity

In June 2009, the Company announced that the Board of Directors approved a stock repurchase program to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  The purchases will be funded from available working capital.  Prior to the stock split, we repurchased shares that were retired; the repurchased shares were not affected by the stock split.  During the three months ended September 30, 2010, the Company

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

repurchased 170,000 shares for approximately $7,400, or an average price of $43.89 per share, under this program.  During the nine months ended September 30, 2010, the Company repurchased 190,000 shares for approximately $10,100, or an average price of $53.05 per share.  As of September 30, 2010, the remaining approved amount for repurchases was approximately $20,000.

In May 2010, the stockholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 125,000,000 shares.

The following is a reconciliation of the Company’s retained earnings:

Retained Earnings
Balance at December 31, 2008	$268,515

Net income attributable to Deckers Outdoor Corporation	116,786
Repurchase of common stock	(19,997)
Balance at December 31, 2009	365,304

Net income attributable to Deckers Outdoor Corporation	69,004
Repurchase of common stock	(10,080)
Balance at September 30, 2010	$424,228

(3)                     Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. At September 30, 2010 and December 31, 2009, accumulated other comprehensive income of $174 and $494, respectively, consisted of unrealized gains and losses on short-term investments and cumulative foreign currency translation adjustments.

Comprehensive income is determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$41,972	$33,751	$69,022	$48,871
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	3	(24)	1	(19)
Cumulative foreign currency translation adjustments	734	48	(321)	42
Total other comprehensive income (loss)	737	24	(320)	23

Comprehensive income	42,709	33,775	68,702	48,894
Comprehensive loss (income) attributable to noncontrolling interest	171	74	(18)	173
Comprehensive income attributable to Deckers Outdoor Corporation	$42,880	$33,849	$68,684	$49,067

(4)                     Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

Basic net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three and nine months ended September 30, 2010 and 2009, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of nonvested stock units (NSUs), restricted stock units (RSUs), stock appreciation rights (SARs), and options to purchase common stock.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average shares used in basic computation	38,615,000	38,928,000	38,638,000	39,183,000
Dilutive effect of share-based awards*	613,000	282,000	620,000	297,000
	39,228,000	39,210,000	39,258,000	39,480,000

*Excluded NSUs as of September 30, 2010 and 2009	313,000	282,000	313,000	282,000

The Company excluded the SARs and RSUs from the diluted net income per share computation for the awards that are expected to vest on December 31, 2011 through December 31, 2016.  SARs and RSUs that are expected to vest on December 31, 2010 are included in the three and nine months ended September 30, 2010, but not included in the three and nine months ended September 30, 2009.  These shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through September 30, 2010 and 2009, respectively.

(5)                     Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, restricted cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.  The fair value of the Company’s derivatives are measured and recorded at fair value on a recurring basis (see footnote 6, “Foreign Currency Exchange Contracts and Hedging,” for further information).

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

The Company has established a nonqualified deferred compensation program with an effective date of February 1, 2010 (referred to as “the Plan”).  The Plan permits a select group of management employees, designated by the Plan Committee, to defer earnings to a future date on a nonqualified basis.  For each plan year, the Board may, but is not required to, contribute any amount it desires to any participant under the Plan. The Company’s contribution will be determined by the Board annually in the fourth quarter. No such contribution has been approved as of September 30, 2010.  All amounts deferred under this plan are presented in long-term liabilities in the condensed consolidated balance sheet.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts based on Level 1 inputs.  The Company has established a trust as a reserve for the benefits payable under the Plan.  The amounts deferred and the assets in trust related to the Plan were immaterial as of September 30, 2010.

Short-term investments are classified as available for sale and are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity. Interest and dividends are included in interest income in the condensed consolidated statements of income.  The cost of securities sold is based on the specific identification method.  Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements. The fair values of the Company’s short-term investments are shown in the table below and were determined based on Level 1 inputs.  The Company had no short-term investments at September 30, 2010.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	December 31, 2009
	Cost	Unrealized Gains	Fair Value
Short-term Investments
Government and agency securities	$26,118	$2	$26,120
Total short-term investments	$26,118	$2	$26,120

Proceeds from sales of available for sale securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds from sales	$—	$16,710	$26,080	$33,613

(6)                     Foreign Currency Exchange Contracts and Hedging

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

Some foreign exchange contracts are not designated as hedging instruments for financial accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in selling, general and administrative expenses in the condensed consolidated statements of income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in selling, general and administrative expenses.

The Company has factored into the fair value measurements the nonperformance risk of the Company and the counterparty and it did not have a material impact on the fair value of the derivatives.  As of September 30, 2010, the fair value of the Company’s designated and non-designated derivatives was not significant.  For the nine months ended September 30, 2010, gains and losses on the Company’s designated option contracts were not significant, and the loss on the non-designated derivatives was $571.  As of September 30, 2010, our hedging contracts totaled approximately $10,000.  Subsequent to September 30, 2010, we entered into several new hedging contracts totaling approximately $61,000.

(7)                     Credit Agreement

In May 2010, the Company and its subsidiary, TSUBO, LLC, entered into the Second Amended and Restated Credit Agreement with Comerica Bank (the “Credit Agreement”).  The Credit Agreement provides for a maximum availability of $20,000.  Up to $12,500 of borrowings may be in the form of letters of credit.  Amounts borrowed under the Credit Agreement bear interest at the lender’s prime rate or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, plus 1.0%, and is secured by substantially all of the Company’s assets.  The Credit Agreement includes annual commitment fees of $60 per year, which can be waived if the Company deposits $10,000 in non-interest bearing new deposits with Comerica Bank; provided that such deposits may be removed by the Company at any time, subject to paying a pro-rated annual commitment fee.  The Credit Agreement expires on June 1, 2012.  At September 30, 2010, the Company had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $830.  As a result, $19,170 was available under the Credit Agreement at September 30, 2010.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The Credit Agreement contains certain financial covenants.  The covenants currently include a maximum additional debt of $20,000, maximum asset sales of $5,000, maximum loans to employees of $200, and maximum loans to subsidiaries who are not parties to the Credit Agreement of $25,000. The Credit Agreement contains certain financial covenants if the outstanding obligations exceed $2,000, including a minimum tangible net worth requirement of $294,891 commencing with the fiscal year ended December 31, 2010 plus 75% of consolidated net profit on a cumulative basis, no consolidated net loss for two or more consecutive fiscal quarters and maximum acquisitions of $25,000 per calendar year.

(8)                     Business Segments, Concentration of Business, and Credit Risk and Significant Customers

In the first quarter of fiscal 2010, as part of a refinement of its business strategy, the Company combined its Simple® wholesale reportable segment into the other wholesale reportable segment.  None of the brands included in the other wholesale reportable segment met the quantitative thresholds for individual segment reporting, and they share a majority of the aggregation criteria, thus permitting the Company to aggregate these brands for segment reporting purposes.  This change in segment reporting did not have a material impact on the Company’s condensed consolidated financial statements for any periods. The segment information for the three and nine months ended September 30, 2009 and as of December 31, 2009 has been adjusted retrospectively to conform to the current period presentation.

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, and its other brands (including the Simple, TSUBO®, and Ahnu® brands), its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources and facilities costs, among others. The gross profit derived from the sales to third parties of the eCommerce and retail stores segments for the US is separated into two components: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments. The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Net sales and operating income (loss) by business segment are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales to external customers:
UGG wholesale	$229,128	$194,842	$381,728	$324,443
Teva wholesale	12,226	7,318	83,549	62,130
Other wholesale	7,696	5,556	20,064	16,431
eCommerce	8,665	8,350	32,264	29,798
Retail stores	20,164	12,348	53,260	32,386
	$277,879	$228,414	$570,865	$465,188

Income (loss) from operations:
UGG wholesale	$96,179	$75,204	$161,651	$125,669
Teva wholesale	(780)	(435)	17,221	11,752
Other wholesale	(240)	(1,616)	(2,554)	(11,106)
eCommerce	785	886	5,424	6,365
Retail stores	1,819	183	5,742	188
Unallocated overhead costs	(31,449)	(21,142)	(79,133)	(57,237)
	$66,314	$53,080	$108,351	$75,631

Business segment asset information is summarized as follows:

	September 30,	December 31,
	2010	2009
Total assets for reportable segments:
UGG wholesale	$299,838	$130,493
Teva wholesale	37,033	31,105
Other wholesale	13,875	11,551
eCommerce	1,890	2,431
Retail stores	37,422	27,931
	$390,058	$203,511

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

	September 30,	December 31,
	2010	2009
Total assets for reportable segments	$390,058	$203,511
Unallocated cash and cash equivalents and short-term investments	250,536	341,982
Unallocated deferred tax assets	26,416	26,416
Other unallocated corporate assets	30,168	27,134
Consolidated total assets	$697,178	$599,043

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

At September 30, 2010, the Company had cash and cash equivalents of $250,536. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of September 30, 2010, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions. These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. Investment risk has been and may further be exacerbated by US mortgage defaults and credit and liquidity issues, which have affected various sectors of the financial markets. As of September 30, 2010, the Company had experienced no loss or lack of access to its cash and cash equivalents.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 26.3% and 21.6% of the Company’s total net sales for the three months ended September 30, 2010 and 2009, respectively.  International sales were 32.2% and 27.5% of the Company’s total net sales for the nine months ended September 30, 2010 and 2009, respectively.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

Long-lived assets, which consist of property and equipment, by major country were as follows:

	September 30,	December 31,
	2010	2009
US	$31,674	$27,405
UK	6,970	6,341
All other countries*	4,263	1,696
Total	$42,907	$35,442

*                 No other country’s long-lived assets comprised more than 10% of total long-lived assets as of September 30, 2010 or December 31, 2009.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10.0% of the Company’s net sales for the nine months ended September 30, 2010 or 2009.  As of September 30, 2010 and December 31, 2009, the Company had one customer representing 11.6% and 28.0% of net trade accounts receivable, respectively.

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

(9)                      Commitments and Contingencies

The Company has a contract requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before December 31, 2010. As of September 30, 2010 the remaining commitment is approximately $5,500. This contract may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, the Company is required to purchase any remaining amounts on or before December 31, 2010. The contract does not permit net settlement. As of September 30, 2010 the Company believes it is likely that it will need to purchase most of the remaining $5,500 of sheepskin.  The Company believes it will use the sheepskin in the ordinary course of business, and therefore not incur any material losses or have a material effect on the Company’s condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The Company agreed to make loans to its joint venture with Stella International, should the need arise. As of September 30, 2010, the estimated remaining loans by Deckers were expected to be approximately $1,000. The Company owns 51% of the joint venture. The Company also entered into or amended agreements with certain of its international distributors to assume control of the distribution rights in those regions. Under one of these agreements, the Company is obligated to make total payments of approximately $1,600 from October 1, 2010 through the second quarter of 2011. The payments include consideration for the purchase of certain assets and services.

In 2009, the Internal Revenue Service (IRS) selected the Company’s US federal income tax return for the year ended December 31, 2007 for examination and has since expanded the audit period to include the years ending December 31, 2006 through 2009.  The Company does not know the timing of completion of the examination or if the examination will result in a material effect to the Company’s financial statements.  It is reasonably possible that the Company’s unrecognized tax benefit could change, and the Company cannot determine if any such change will be material.  The Company believes its unrecognized tax benefits are appropriately reported.

The Company has on-going income tax examinations under various state tax jurisdictions.  It is the opinion of management that these audits and inquiries will not have a material impact on the Company’s condensed consolidated financial statements.

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

(10)                Other Intangible Assets

As of June 30, 2009, the Company did not reach its 2009 TSUBO brand period-to-date sales targets and reduced its long-term forecast for TSUBO brand sales.  These factors were indicators that the TSUBO intangible assets were possibly impaired.  As a result, the Company conducted an interim impairment evaluation of the TSUBO intangible assets as of June 30, 2009 and concluded that the fair value of the TSUBO trademarks was lower than the carrying amount.  Therefore, the Company recognized an impairment loss of $1,000 on the TSUBO trademarks during the nine months ended September 30, 2009.  The impairment loss is included as a part of the other wholesale reportable segment.  The Company’s other intangible assets, net are summarized as follows:

Balance at December 31, 2009	$17,433
Purchases of intangible assets	3,726
Amortization expense	(2,427)
Balance at September 30, 2010	$18,732

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

•                  our development of worldwide distribution channels;

•                  trends affecting our financial condition or results of operations;

•                  overall global economic trends; and

•                  reliability of overseas factory production and storage and availability of raw materials.

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

Overview

We are a leading designer, producer, marketer, and brand manager of innovative, high-quality footwear and accessories. We market our products primarily under two proprietary brands:

•                  UGG®: Premier brand in luxury and comfort footwear and accessories; and

•                  Teva®: High performance multi-sport shoes, rugged outdoor footwear, and sport sandals.

In addition to our primary brands, our other brands include Simple®, a line of casual and sustainable-lifestyle sneakers and accessories; TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort; and Ahnu®, a line of outdoor performance and lifestyle footwear.

We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products. In 2011, we will convert from a distributor model to a wholesale model for the UGG, Teva, and Simple brands in the UK and the UGG and Simple brands in the Benelux region.

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

Teva Brand Overview

Our Teva brand is positioned to be the innovative global adventure brand, with a 25-year track record of contributing to the outdoor experience.  We pioneered the water sport sandal category in 1984, and heading into 2011, our brand mission is to inspire spontaneity, camaraderie and adventure on, around, or in water.  Leveraging our core performance competencies of traction, hydro and comfort, we are focused on driving growth through innovation in the growing closed toe markets of multi-sport and light hiking, while maintaining our stronghold in the sandal market.

Our efforts to expand the Teva brand beyond sandals, while embracing our core water-based competencies, have contributed to the significant revenue growth in 2010.  Throughout 2010, our broader range of products has shown strong retail sell-through across all channels, and we believe that our retail partners have viewed both our product and marketing innovations as relevant and compelling.

We see an opportunity to grow the Teva brand significantly outside of the US.  In 2010, we converted from a distributor model to a direct subsidiary model in the Benelux region and France, enhancing our marketing and distribution capabilities in the outdoor active Belgium, Netherlands and Luxembourg markets.  Within the US, we see strong growth opportunities within our current core channels of distribution, outdoor specialty and sporting goods, as our product assortment evolves and expands.  Also, through effective product and distribution segmentation, we see significant expansion opportunities within the family value, department store, better footwear, and action sports channels.  However, we cannot assure investors that these efforts will be successful.

Other Brands Overview

Our other brands consist primarily of the Simple, TSUBO, and Ahnu brands.  The Simple brand is our casual sneaker brand recognized by its name.  We feel the strength of the brand includes our limited distribution to specialty retailers and select department stores.  We believe that we have expertise and a reputation of leadership in sustainable footwear.  Since 2005, sustainability has been the primary marketing focus.  Beginning in 2011, we are expanding the brand’s positioning to deliver on a broader brand promise of “less is more.”  Sustainability will remain a very important brand attribute, but equal emphasis will be placed on style, comfort, quality, and the price to value relationship.  We intend to make Simple sneakers timeless and versatile, and we plan to selectively increase our distribution.

TSUBO, meaning pressure point in Japanese, is marketed as high-end casual footwear for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels that are constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort.  The TSUBO brand has a rich heritage with consumers in major cities around the world who appreciate design, pay attention to detail, and will not sacrifice comfort.  We are building on this heritage, positioning the TSUBO brand as the premium footwear solution for people in the city, providing all day comfort, style and quality.  We are continuing to create products to address consumers’ unique needs: all-day comfort, innovative style and superior quality.  At the same time, we are marketing to the TSUBO brand consumers where they live, emphasizing regional advertising and in-market grass roots, product placement and public relations efforts.

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

eCommerce Overview

Our eCommerce business, which sells most of our brands, allows us to reinforce our relationship with the consumer.  eCommerce enables us to meet the growing demand for our products, sell the products at retail prices and provide significant incremental operating income.  The eCommerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands’ promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments.  In recent years, our eCommerce business has had strong revenue growth, much of which occurred as the UGG brand gained global popularity and as consumers continued to increase internet usage for footwear and other purchases.

Managing our eCommerce business requires us to focus on the latest trends and techniques for web design and marketing, to generate internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes.  We plan to continue to grow our eCommerce business through improved website features and performance including a new eCommerce platform, increased marketing and more international websites.  Nevertheless, we cannot assure investors that revenue from our eCommerce business will not decline.

Retail Stores Overview

Our retail stores are predominantly UGG Australia concept stores and UGG Australia outlet stores.  Our retail stores enable us to directly impact our customers’ experience, meet the growing demand for these products, sell the products at retail prices and provide us with incremental operating income.  In addition, our UGG Australia concept stores allow us to showcase our entire UGG product line; whereas, our retailers may not carry the whole line.  Through our outlet stores, we sell some of our discontinued styles from prior seasons plus products made specifically for the outlet stores.  We sell Teva products as well as some of our other brands through our UGG Australia outlet stores.  During the third quarter, we opened five new retail stores globally.  We opened two UGG Australia concept stores in Shanghai, China with our joint venture partner.  Domestically, we opened one UGG Australia outlet store in Orlando, Florida and two UGG Australia concept stores, one in Miami’s historical South Beach area and one in Georgetown, Washington, DC.  As of September 30, 2010, we had a total of 24 retail stores worldwide.  For the remainder of 2010, we plan to continue expanding our retail stores business through opening additional stores in the US.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters and the highest percentage of Teva brand net sales occurring in the first and second quarters of each year.  Our other brands do not have a significant seasonal impact.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$155,927	$137,059	$277,879
Income from operations	$28,821	$13,216	$66,314

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$134,226	$102,548	$228,414	$347,989
Income from operations*	$19,326	$3,225	$53,080	$105,616

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$97,535	$91,116	$197,288	$303,506
Income (loss) from operations*	$17,060	$(6,944)	$43,081	$63,722

*       Included in income (loss) from operations in the second quarter of 2008 is a $14,900 impairment loss on our Teva trademarks.  Included in the fourth quarter of 2008 is a $20,925 impairment loss on our Teva trademarks, Teva goodwill, and TSUBO goodwill.  Included in the second quarter of 2009 is a $1,000 impairment loss on our TSUBO trademarks.

With the large growth in the UGG brand over the past several years, net sales in the last half of the year have exceeded that for the first half of the year. Given our expectations for our brands, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition and our customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part II, Item 1A, “Risk Factors.”

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table summarizes the Company’s results of operations:

	Three Months Ended September 30,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$277,879	100.0%	$228,414	100.0%	$49,465	21.7%
Cost of sales	146,926	52.9	130,463	57.1	16,463	12.6
Gross profit	130,953	47.1	97,951	42.9	33,002	33.7
Selling, general and administrative expenses	64,639	23.3	44,871	19.6	19,768	44.1
Income from operations	66,314	23.9	53,080	23.2	13,234	24.9
Other income, net	(213)	(0.1)	(105)	—	108	102.9
Income before income taxes	66,527	23.9	53,185	23.3	13,342	25.1
Income taxes	24,555	8.8	19,434	8.5	5,121	26.4
Net income	41,972	15.1	33,751	14.8	8,221	24.4
Net loss attributable to the noncontrolling interest	171	0.1	74	—	97	131.1
Net income attributable to Deckers Outdoor Corporation	$42,143	15.2%	$33,825	14.8%	$8,318	24.6%

Overview.  The increase in net sales was primarily due to an increase in UGG product sales.  The increase in income from operations resulted primarily from the higher net sales and increased gross margin, partially offset by higher selling, general and administrative expenses, or SG&A.

Net Sales.  The following table summarizes net sales by location and net sales by brand and distribution channel:

	Three Months Ended September 30,
			Change
	2010	2009	Amount	%
Net sales by location:
US	$204,728	$179,047	$25,681	14.3%
International	73,151	49,367	23,784	48.2
Total	$277,879	$228,414	$49,465	21.7%

Net sales by brand and distribution channel:
UGG:
Wholesale	$229,128	$194,842	$34,286	17.6%
eCommerce	6,827	5,862	965	16.5
Retail stores	19,835	12,046	7,789	64.7
Total	255,790	212,750	43,040	20.2
Teva:
Wholesale	12,226	7,318	4,908	67.1
eCommerce	1,295	1,576	(281)	(17.8)
Retail stores	171	132	39	29.5
Total	13,692	9,026	4,666	51.7
Other:
Wholesale	7,696	5,556	2,140	38.5
eCommerce	543	912	(369)	(40.5)
Retail stores	158	170	(12)	(7.1)
Total	8,397	6,638	1,759	26.5
Total	$277,879	$228,414	$49,465	21.7%

Total eCommerce	$8,665	$8,350	$315	3.8%

Total Retail stores	$20,164	$12,348	$7,816	63.3%

The increase in net sales was primarily driven by strong sales for the UGG brand.  We experienced an increase in the number of pairs sold primarily through our UGG and Teva wholesale channels, partially offset by a decrease in pairs sold in our eCommerce segment.

This resulted in an 18.4% overall increase in the volume of footwear sold for all brands to approximately 4.5 million pairs for the three months ended September 30, 2010 compared to approximately 3.8 million pairs for the three months ended September 30, 2009.  Our weighted-average wholesale selling price per pair increased slightly to $58.61 for the three months ended September 30, 2010 from $58.56 for the three months ended September 30, 2009.

Wholesale net sales of our UGG brand increased primarily due to the increase in pairs sold, as well as a slight increase in the average selling price.  We cannot assure investors that UGG brand sales will continue to grow at their past pace.

Wholesale net sales of our Teva brand increased due to both an increase in the average selling price and an increase in the volume of pairs sold.  The average selling price increase was the result of decreased closeout sales and was also the result of realizing the benefit of assuming the distribution rights in Benelux and France starting in January 2010.

Wholesale net sales of our other brands increased due to both an increase in pairs sold and an increase in the average selling price.

Net sales of our eCommerce business increased slightly due to an increase in the average selling price, partially offset by a decrease in the number of pairs sold.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of eight new stores opened since September 30, 2009.  New stores that were not open during the full three months ended September 30, 2009 contributed approximately $6,000 of retail sales for three months ended September 30, 2010.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full third quarter of 2009 and 2010, same store sales grew by 17.9%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 26.3% and 21.6% of worldwide net sales for the three months ended September 30, 2010 and 2009, respectively.  The international sales growth was led by the UGG brand in the European region.

Gross Profit.  As a percentage of net sales, gross margin increased to 47.1% for the three months ended September 30, 2010, compared to 42.9% for the three months ended September 30, 2009.  The increase was primarily attributable to an increased mix of retail sales, direct distribution for the Teva brand in Benelux, reduced closeout revenues and improved initial margins for all brands.  In addition, we received approximately $1,000 in duty refunds during the three months ended September 30, 2010, which we do not expect to recur at this level.

Selling, General and Administrative Expenses (SG&A).  As a percentage of net sales, SG&A increased to 23.3% for the three months ended September 30, 2010 compared to 19.6% for the three months ended September 30, 2009.  The increase in SG&A resulted primarily from:

•                  increased payroll and related costs of approximately $11,000 in support of our continued growth;

•                  fixed costs of approximately $2,000 related to eight new retail stores that were not open as of September 30, 2009; and

•                  increased marketing expenses of approximately $2,000 primarily related to our UGG brand.

Income from Operations.  The gross profit derived from the sales to third parties of the eCommerce and retail store segments for the US is separated into two components:  (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the remaining profit is included in the eCommerce and retail stores segments.  The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit.  The following table summarizes operating income (loss) by segment:

	Three Months Ended September 30,
			Change
	2010	2009	Amount	%
UGG wholesale	$96,179	$75,204	$20,975	27.9%
Teva wholesale	(780)	(435)	(345)	(79.3)
Other wholesale	(240)	(1,616)	1,376	85.1
eCommerce	785	886	(101)	(11.4)
Retail stores	1,819	183	1,636	894.0
Unallocated overhead costs	(31,449)	(21,142)	(10,307)	(48.8)
Total	$66,314	$53,080	$13,234	24.9%

Income from operations increased due to the increase in net sales and gross margin, partially offset by the higher SG&A expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of higher sales and a 3.9 percentage point increase in gross margin, partially attributable to the higher content of retail sales, combined with higher net bad debt recoveries of approximately $700.  These results were partially offset by higher marketing and promotional and divisional expenses of approximately $3,000.

The increase in loss from operations of Teva brand wholesale was largely due to higher operating expenses of approximately $3,000, partially offset by higher gross profit, primarily due to increased sales and an 11.1 percentage point increase in gross margin. The increase in gross margin was primarily due to the decreased impact of closeout sales and the benefit of direct business in Benelux.

The loss from operations of our other brands wholesale improved primarily due to increased sales and a 13.3 percentage point increase in gross margin.  These results were partially offset by increased net bad debt expenses of approximately $600, as 2009 experienced net bad debt recoveries.

Income from operations of our eCommerce business decreased slightly.

The increase in income from operations of our retail store business was primarily due to increased sales and a 5.3 percentage point increase in gross margin.  The increase was partially offset by approximately $3,000 of higher operating expenses primarily related to our new store openings.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $3,000 related to international infrastructure costs to support our continued growth.

Other (Income) Expense, Net.  Interest expense increased primarily due to interest expense on income tax related liabilities.  Other income, net increased primarily due to a one-time foreign sales tax exemption.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Three Months Ended
	September 30,
	2010	2009
Income tax expense	$24,555	$19,434
Effective income tax rate	36.9%	36.5%

The slight increase in the effective tax rate was primarily due to the increase in our projected annual domestic pre-tax income as a percentage of worldwide pre-tax income, as income generated in the US is taxed at significantly higher rates than most of our foreign jurisdictions.  The effective tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  We anticipate our effective tax rate for the full year 2010 to be slightly higher than the full year rate of 36.2% in 2009.

Net Loss Attributable to the Noncontrolling Interest.  Net loss attributable to the noncontrolling interest in our joint venture with Stella International was $171 and $74 for the three months ended September 30, 2010 and 2009, respectively.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased by 24.4% to $1.07 for the three months ended September 30, 2010 compared to $0.86 in the same period of 2009, primarily as a result of the increase in net income.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table summarizes the Company’s results of operations:

	Nine Months Ended September 30,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$570,865	100.0%	$465,188	100.0%	$105,677	22.7%
Cost of sales	301,262	52.8	267,539	57.5	33,723	12.6
Gross profit	269,603	47.2	197,649	42.5	71,954	36.4
Selling, general and administrative expenses	161,252	28.2	121,018	26.0	40,234	33.2
Impairment loss	—	—	1,000	0.2	(1,000)	*
Income from operations	108,351	19.0	75,631	16.3	32,720	43.3
Other income, net	(775)	(0.1)	(1,942)	(0.4)	(1,167)	(60.1)
Income before income taxes	109,126	19.1	77,573	16.7	31,553	40.7
Income taxes	40,104	7.0	28,702	6.2	11,402	39.7
Net income	69,022	12.1	48,871	10.5	20,151	41.2
Net (income) loss attributable to the noncontrolling interest	(18)	—	173	—	(191)	(110.4)
Net income attributable to Deckers Outdoor Corporation	$69,004	12.1%	$49,044	10.5%	$19,960	40.7%

* Calculation of percentage change is not meaningful.

Overview.  The increase in net sales was primarily due to an increase in UGG product sales.  The increase in income from operations resulted primarily from the higher net sales and increased gross margin, partially offset by higher SG&A.

Net Sales.  The following table summarizes net sales by location and net sales by brand and distribution channel:

	Nine Months Ended September 30,
			Change
	2010	2009	Amount	%
Net sales by location:
US	$386,963	$337,349	$49,614	14.7%
International	183,902	127,839	56,063	43.9
Total	$570,865	$465,188	$105,677	22.7%

Net sales by brand and distribution channel:
UGG:
Wholesale	$381,728	$324,443	$57,285	17.7%
eCommerce	26,223	22,513	3,710	16.5
Retail stores	52,417	31,582	20,835	66.0
Total	460,368	378,538	81,830	21.6
Teva:
Wholesale	83,549	62,130	21,419	34.5
eCommerce	4,264	4,655	(391)	(8.4)
Retail stores	260	356	(96)	(27.0)
Total	88,073	67,141	20,932	31.2
Other:
Wholesale	20,064	16,431	3,633	22.1
eCommerce	1,777	2,630	(853)	(32.4)
Retail stores	583	448	135	30.1
Total	22,424	19,509	2,915	14.9
Total	$570,865	$465,188	$105,677	22.7%

Total eCommerce	$32,264	$29,798	$2,466	8.3%

Total Retail stores	$53,260	$32,386	$20,874	64.5%

The increase in net sales was primarily driven by strong sales for the UGG and Teva brands as well as our retail segment.  In addition, our weighted-average wholesale selling price per pair increased 3.3% to $42.51 for the nine months ended September 30, 2010 from $41.14 for the nine months ended September 30, 2009, resulting primarily from higher UGG and Teva sales, with UGG products generally carrying a higher average selling price.  During the period, we experienced an increase in the number of pairs sold primarily through our UGG and Teva wholesale segments.  This resulted in a 17.3% overall increase in the volume of footwear sold for all brands to approximately 12.2 million pairs for the nine months ended September 30, 2010 compared to approximately 10.4 million pairs for the nine months ended September 30, 2009.

Wholesale net sales of our UGG brand increased primarily due to an increase in global pairs sold.  We cannot assure investors that UGG brand sales will continue to grow at their past pace or that revenue from UGG products will not at some point decline.

Wholesale net sales of our Teva brand increased primarily due to an increase in the number of pairs sold, as well as an increase in the average selling price.  The average selling price increase was primarily the result of realizing the benefit of assuming the distribution rights in Benelux and France starting in January 2010, as well as a decreased impact of closeout sales.  We cannot assure investors that the Teva brand sales will continue to grow at their recent pace or that revenue from the Teva brand will not at some point decline.

Wholesale net sales of our other brands increased primarily due to an overall increase in the number of pairs sold, as well as an increase in the average selling price.

Net sales of our eCommerce business increased, primarily from an increase in UGG brand eCommerce sales, as well as higher overall average selling prices.

The increase in net sales of our retail store business, consisting mainly of UGG brand sales, was largely due to the addition of eight new stores opened since September 30, 2009.  New stores that were not open for the full nine months ended September 30, 2009 contributed approximately $15,000 of retail sales for the nine months ended September 30, 2010.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full nine months ended September 30, 2009 and 2010, same store sales grew by 23.0%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 32.2% and 27.5% of worldwide net sales for the nine months ended September 30, 2010 and 2009, respectively.  The international sales growth was led by the UGG and Teva brands in the European region.

Gross Profit.  As a percentage of net sales, gross margin increased to 47.2% for the nine months ended September 30, 2010 compared to 42.5% for the nine months ended September 30, 2009.  The increase was primarily attributable to a higher percentage of retail sales and higher margins led by our UGG and Teva brands and our retail stores segment.  We experienced a reduced impact of closeout sales for the Teva brand and began realizing the benefit of the direct wholesale business in Benelux starting in January 2010.  In addition, we received approximately $7,000 in duty refunds during the nine months ended September 30, 2010, which we do not expect to recur at this level.  Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the full year of 2010 compared to 2009.

Selling, General and Administrative Expenses.  As a percentage of net sales, SG&A increased to 28.2% for the nine months ended September 30, 2010 compared to 26.0% for the nine months ended September 30, 2009.  The increase in SG&A resulted primarily from:

•                  a planned increase in payroll expenses of approximately $24,000 in support of our continued growth globally,

•                  fixed costs of approximately $5,000 related to eight new retail stores that were not open as of September 30, 2009, and

•                  approximately $3,000 of divisional expenses primarily related to our UGG and Teva brands.

Income from Operations.  The gross profit derived from the sales to third parties of the eCommerce and retail store segments for the US is separated into two components:  (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the remaining profit is included in the eCommerce and retail stores segments.  The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit.  The following table summarizes operating income (loss) by segment:

	Nine Months Ended September 30,
			Change
	2010	2009	Amount	%
UGG wholesale	$161,651	$125,669	$35,982	28.6%
Teva wholesale	17,221	11,752	5,469	46.5
Other wholesale (1)	(2,554)	(11,106)	7,552	74.7
eCommerce	5,424	6,365	(941)	(14.8)
Retail stores	5,742	188	5,554	2954.3
Unallocated overhead costs	(79,133)	(57,237)	(20,896)	(35.9)
Total	$108,351	$75,631	$32,720	43.3%

(1)  Included in Other wholesale income from operations is an impairment loss of $1,000 during the second quarter of 2009.

Income from operations increased primarily due to the increase in sales and gross margins, partially offset by higher selling, general and administrative expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of the higher sales and an increase of 4.2 percentage points on gross margin, partially attributable to the duty refunds and the higher content of retail sales, as well as increased net bad debt recoveries of approximately $2,000.  The increase was partially offset by approximately $7,000 of increased marketing and promotional expenses; research, development, and design expenses; and divisional sales expenses.

The increase in income from operations of Teva brand wholesale was primarily the result of higher sales and an increase of 5.0 percentage points on gross margin due to the benefit of the direct business in Benelux, partially offset by an approximate $4,000 increase in other divisional expenses.

The loss from operations of our other brands wholesale improved primarily due to increased sales, an 18.1 percentage point increase on gross margin, and an approximate $4,000 decrease in marketing and promotional expenses.

Income from operations of our eCommerce business decreased primarily due to approximately $2,000 in increased operating expenses, partially offset by an increase in gross margin from higher UGG brand sales.

Income from operations of our retail store business increased primarily due to the higher sales and a 6.2 percentage point increase in gross margin, partially offset by approximately $8,000 of higher operating expenses primarily related to our new store openings.

Unallocated overhead costs increased most significantly from an increase of approximately $7,000 related to international infrastructure costs to support our continued growth.

Other (Income) Expense, Net.  Interest expense increased due to negative interest expense in 2009 due to the reversal of accrued interest related to certain tax obligations for one of the Company’s foreign subsidiaries.  In addition, we incurred additional interest expense on income tax related liabilities in 2010.  Interest income decreased primarily from significantly lower market interest rates, as well as a shift in our investment mix to all highly liquid cash equivalents. Other income, net increased primarily due to a one-time foreign sales tax exemption.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Nine Months Ended
	September 30,
	2010	2009
Income tax expense	$40,104	$28,702
Effective income tax rate	36.8%	37.0%

Our effective tax rate is based on pre-tax income projections for the full year, which are management’s best estimates based on available information.  We anticipate our effective tax rate for the full year 2010 to be slightly higher than the full year rate of 36.2% in 2009.

Net (Income) Loss Attributable to the Noncontrolling Interest.  Net income attributable to the noncontrolling interest in our joint venture with Stella International, was $18 for the nine months ended September 30, 2010, versus a net loss of $173 for the nine months ended September 30, 2009.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased by 41.9% to $1.76 for the nine months ended September 30, 2010 compared to $1.24 in the same period of 2009, primarily as a result of the increase in net income.

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

Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva brand generally begins to build its inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters.  Given the seasonality of our UGG and our Teva brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows. If necessary, we may borrow funds under our credit agreement.  During 2009 and the nine months ended September 30, 2010, we did not borrow funds under our credit agreement.

The following table summarizes the Company’s cash flows and working capital:

	Nine Months Ended September 30,
			Change
	2010	2009	Amount	%
Net cash used in operating activities	$(61,926)	$(34,432)	$(27,494)	(79.9)%
Net cash provided by (used in) investing activities	$6,393	$(46,449)	$52,842	113.8%
Net cash used in financing activities	$(9,902)	$(20,383)	$10,481	51.4%

	September 30,	December 31,	Change
	2010	2009	Amount	%
Cash and cash equivalents	$250,536	$315,862	$(65,326)	(20.7)%
Short-term investments	—	26,120	(26,120)	(100.0)
Trade accounts receivable	142,232	76,427	65,805	86.1
Inventories	197,313	85,356	111,957	131.2
Other current assets	17,833	17,222	611	3.5
Total current assets	607,914	520,987	86,927	16.7

Trade accounts payable	73,202	47,331	25,871	54.7
Other current liabilities	53,563	53,539	24	—
Total current liabilities	126,765	100,870	25,895	25.7

Net working capital	$481,149	$420,117	$61,032	14.5%

Cash from Operating Activities.  Net cash used in operating activities increased primarily due to trade accounts receivable and inventories increasing more in the nine months ended September 30, 2010 versus 2009. The larger increase in trade accounts receivable was primarily due to increased international accounts receivable, driven by the international sales growth which carry longer terms, and also due to the timing of customer purchases and higher cash-based sales at the end of 2009 compared to the end of 2008 related to our retail and eCommerce businesses.  The larger increase in inventories was primarily due to higher projected sales in the fourth quarter of 2010 versus 2009, eight new stores, and increased international inventory. These changes were partially offset by trade accounts payable increasing more in the first nine months of 2010 compared to 2009.  The larger increase in accounts payable is primarily due to timing of cash payments, as well as increased purchases of inventory and other expenses.  Net working capital increased from December 31, 2009 to September 30, 2010, primarily as a result of higher inventories and accounts receivable, partially offset by lower cash and cash equivalents and short-term investments and higher trade accounts payable.  Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover increased to 7.9 times in the twelve months ended September 30, 2010 from 7.0 times for the twelve months ended September 30, 2009, primarily due to increased sales and cash collections for the twelve months ended September 30, 2010 compared to the twelve months ended September 30, 2009.

Inventory turnover increased slightly to 3.6 times for the twelve months ended September 30, 2010 compared to 3.3 times for the twelve months ended September 30, 2009, mainly due to increased sales while maintaining comparable average inventory balances, during the twelve months ended September 30, 2010 compared to the twelve months ended September 30, 2009.

Cash from Investing Activities.  Net cash provided by investing activities for the nine months ended September 30, 2010 resulted primarily from sales of short-term investments, partially offset by purchases of property and equipment and acquisitions of businesses.  Our larger capital expenditures were related to the build out of new retail stores and computer hardware and software.  In addition, we did not purchase short-term investments in the nine months ended September 30, 2010, as we shifted our investments to highly liquid cash equivalents.  For the nine months ended September 30, 2009, net cash used in investing activities resulted primarily from net purchases of short-term investments and purchases of property and equipment.  Our larger capital expenditures were related to the build-out of new retail stores, expansion of our warehouse pick module and computer hardware and software.

As of September 30, 2010, we had no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2010 will range from approximately $10,000 to $15,000. We anticipate these expenditures will primarily include the build-out of new retail stores and computer software and hardware including a new product management system and eCommerce platform.  The actual amount of capital expenditures for the remainder of 2010 may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For both the nine months ended September 30, 2010 and 2009, net cash used in financing activities was comprised primarily of cash used for repurchases of our common stock and for shares withheld for taxes from employee stock unit vestings, partially offset by excess tax benefits from stock compensation.

In June 2009, we announced that our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  Prior to the stock split, we repurchased shares that were retired; the repurchased shares and repurchase price were not affected by the stock split.  During the three months ended September 30, 2010, we repurchased approximately 170,000 shares of our common stock under this program for approximately $7,400, or an average price of $43.89 per share.  During the nine months ended September 30, 2010, we repurchased approximately 190,000 shares for approximately $10,100, or an average price of $53.05 per share.  As of September 30, 2010, the remaining amount approved to repurchase shares was approximately $20,000.

In May 2010, we entered into the Second Amended and Restated Credit Agreement with Comerica Bank, or the Credit Agreement.  The Credit Agreement provides for a maximum availability of $20,000. Up to $12,500 of borrowings may be in the form of letters of credit. The Credit Agreement bears interest at the lender’s prime rate (3.25% at September 30, 2010) or, at our option, at the London Interbank Offered Rate, or LIBOR, (0.26% at September 30, 2010) plus 1.0%, and is secured by substantially all of our assets. The Credit Agreement includes annual commitment fees of $60 per year which can be waived if we deposit $10,000 in non-interest bearing new deposits with Comerica Bank, provided that such deposits may be removed by us at any time, subject to paying a pro-rated annual commitment fee.  The Credit Agreement expires on June 1, 2012.  At September 30, 2010, we had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $830.  As a result, $19,170 was available under the Credit Agreement at September 30, 2010.

The Credit Agreement contains certain financial covenants.  The covenants currently include a maximum additional debt of $20,000, maximum asset sales of $5,000, maximum loans to employees of $200, and maximum loans to subsidiaries who are not parties to the Credit Agreement of $25,000.  As of September 30, 2010, we were in compliance with all covenants and remain so as of the date of this report.  The agreements underlying the Credit Agreement also contain certain financial covenants, if outstanding obligations exceed $2,000, including a minimum tangible net worth requirement of $294,891 plus 75% of the consolidated net profit on a cumulative basis, commencing with the fiscal year ended December 31, 2010, no consolidated net loss for two or more consecutive fiscal quarters and maximum acquisitions of $25,000 per calendar year.  At September 30, 2010, these covenants were not in effect because our balance did not exceed $2,000.

Contractual Obligations.  The following table summarizes our contractual obligations at September 30, 2010, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$114,901	$19,235	$33,123	$22,162	$40,381
Purchase obligations(2)	161,801	159,514	1,905	382	—
Unrecognized tax benefits(3)	5,011	—	5,011	—	—
Total	$281,713	$178,749	$40,039	$22,544	$40,381

(1)         Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and corporate and regional offices.  Other long-term liabilities on our condensed consolidated balance sheets include primarily deferred rents, of which the cash lease payments are included in operating lease obligations in this table.

(2)         Our purchase obligations consist largely of open purchase orders.  They also include promotional expenses, service contracts, and minimum purchase commitments.  Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year.  These are outstanding open orders and not minimum purchase obligations.  Our promotional expenditures and service contracts are due periodically through 2014.  In February 2009, we entered into a contract requiring minimum purchase commitments of sheepskin with a remaining commitment of approximately $5,500 as of September 30, 2010 that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”)

must make on or before December 31, 2010.  This contract may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments on or before December 31, 2010, Deckers is required to purchase any remaining amounts on or before December 31, 2010.  As of September 30, 2010 we believe it is likely that we will need to purchase most of the remaining $5,500 of sheepskin.  We believe we will use the sheepskin in the ordinary course of business, and therefore not incur any material losses or have a material effect on our condensed consolidated financial statements. However, we are not able to reasonably estimate when or if cash payments will occur and have included the remaining amount in this table.

(3)         The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized.

In addition to the amounts in the table above, we have entered into other off-balance sheet arrangements.  We agreed to make loans to our joint venture with Stella International, should the need arise. As of September 30, 2010, the estimated remaining loans by Deckers were expected to be approximately $1,000.  We also have potential future earn-out payments relating to our acquisitions of TSUBO, LLC and Ahnu, Inc. through 2013.  These amounts were excluded from the table above as all conditions for the earn-out payments have not been met.  Additionally, we entered into or amended agreements with certain of our international distributors to assume control of the distribution rights in those regions.  Under these agreements, we expect to make total payments to these distributors of approximately $6,100 from October 1, 2010 through 2011.  The payments include consideration for the purchase of certain assets and services.

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

The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and related reserves, which are discussed below:

	September 30, 2010		December 31, 2009
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$153,041		$88,217

Allowance for doubtful accounts	$1,648	1.1%	$2,710	3.1%
Reserve for sales discounts	$3,362	2.2%	$2,796	3.2%
Allowance for estimated chargebacks	$2,314	1.5%	$3,049	3.5%

	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$277,879		$347,989

Allowance for estimated returns	$3,485	1.3%	$3,235	0.9%
Estimated returns liability	$1,023	0.4%	$4,018	1.2%

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts that have been identified as partially or wholly potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience.  Reserves have been established for all projected losses of this nature. The decrease in the allowance for doubtful accounts from December 31, 2009 to September 30, 2010 was primarily due to a decrease in one account’s specific reserve, as that customer had filed for bankruptcy, and subsequently, we recovered the outstanding account balance against which we had previously reserved.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at September 30, 2010 by approximately $1,000.

Reserve for Sales Discounts.  A significant portion of our wholesale net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines.  We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts.  The decrease in the reserve as a percentage of trade accounts receivable was primarily due to a lower percentage of total outstanding customer balances being eligible for terms discounts.  Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimate of the percentage of accounts that will ultimately take their discount would change the reserve for sales discounts at September 30, 2010 by approximately $300.

Allowance for Estimated Chargebacks.  When our domestic wholesale customers pay their invoices, they often take deductions for chargebacks against their invoices, which are often valid.  Therefore, we record an allowance for the balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances.  This estimate is based on historical trends of the timing of chargebacks taken against invoices.  The decrease in the allowance was largely attributable to additional resources focused on customer deductions.

Allowance for Estimated Returns and Estimated Returns Liability.  We record an allowance for anticipated future returns of goods shipped prior to period-end and a liability for anticipated returns of goods sold direct to consumers. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We also accept returns from our retail and eCommerce customers for a thirty-day period. We base the amounts of the allowance and liability on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors.  The allowance for estimated returns increased slightly from December 31, 2009 to September 30, 2010 primarily due to timing of anticipated returns.  The estimated returns liability as of September 30, 2010 decreased relative to the liability at December 31, 2009 due to the December reserve amount including increased reserves to account for increased expected holiday returns during the first quarter of 2010.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the allowance and liability reserves for returns in total at September 30, 2010 by approximately $1,600.

Inventory Write-Downs.  Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory.  In doing so, we write the inventory down to the lower of cost or estimated future net selling prices.  At September 30, 2010, inventories were stated at $197,313, net of inventory write-downs of $1,191.  At December 31, 2009, inventories were stated at $85,356, net of inventory write-downs of $1,846.  The decrease in inventory write-downs at September 30, 2010 compared to December 31, 2009 was primarily due to sales of previously written-down inventory, primarily in our other brands segment inventories, and a reduction in prior season inventory.  Our use of different estimates and assumptions could produce different financial results.  For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at September 30, 2010 by approximately $300.

Valuation of Goodwill, Intangible and Other Long-Lived Assets.  Annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the impairment of goodwill, intangible and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying amount of these assets individually. We test goodwill and nonamortizable intangible assets for impairment on an annual basis as of December 31, except for our Teva trademarks which are tested as of October 31, based on the fair value of the reporting unit for goodwill and the fair value of the assets for nonamortizable intangibles compared to their respective carrying value. We consider other long-lived assets to be impaired if we determine that the carrying value may not be fully recoverable. Among other considerations, we consider the following factors:

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

Although the majority of our sales and inventory purchases are denominated in US currency, our sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured.  Approximately $40,000, or 7.0%, of our total net sales during the nine months ended September 30, 2010 were denominated in foreign currencies.  As we begin to hold more cash in foreign currencies, we are exposed to financial statement gains and losses as a result of translating the operating results and financial positions held in foreign currencies into US dollars.  We translate monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, which may have a negative impact on our net sales and gross margins.  We are unable to estimate the amount of any impact on sales and gross margins attributed to pricing pressures caused by fluctuations in exchange rates.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in LIBOR.  Our credit agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR.  At September 30, 2010, we had no outstanding borrowings under the credit agreement.  A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses. We manage these risks by attempting to denominate contractual and other foreign arrangements in US dollars and by maintaining a significant percentage of our liabilities in US dollars.  We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities, compared to the year ended December 31, 2009 when we did not hedge foreign currency exchange rate risk.  Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, as discussed above, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss.  As of the date of this Quarterly Report on Form 10-Q, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

Commodity Price Risk. We purchase certain materials that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, global economic conditions, and other factors which are not considered predictable or within our control.  Although these materials are subject to changes in commodity prices, we use purchasing contracts or pricing arrangements to reduce the impact of price volatility as an alternative to hedging commodity prices.  The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our condensed consolidated balance sheets.  In the event of significant commodity cost increases, we may not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in routine litigation arising in the ordinary course of business, including pending disputes in the US Patent and Trademark Office, foreign trademark offices and US federal and foreign courts regarding unauthorized use or registration of our brand trademarks. Management does not believe that the disposition of these matters will have a material adverse effect on our financial condition or results of operations. We also are aware of instances throughout the world in which a third party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva and UGG products.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010, except as follows:

Because we depend on independent manufacturers, we face challenges in maintaining a continuous supply of finished goods that meet our quality standards.

Substantially all of our production is performed by a limited number of independent manufacturers in China. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain manufacturing capacity, and store completed goods pending shipment in a safe and sound location. We do not exert direct control over either the independent manufacturers or their materials suppliers, so we may be unable to obtain timely and continuous delivery of acceptable products.  In addition, while we do have long standing relationships with most of our factories, we currently do not have long-term contracts with these independent manufacturers, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us.  As a result, we are not assured of an uninterrupted supply of acceptable quality and competitively priced products from our independent manufacturers.  If there is an interruption, we may not be able to substitute suitable alternative manufacturers to provide products or services of a comparable quality at an acceptable price or on a timely basis.  If a change in our independent manufacturers becomes necessary, we would likely experience increased costs as well as substantial disruption of our business, which could result in a loss of sales and earnings.

Interruptions in supply can also result from natural disasters and other adverse events that would impair our manufacturers’ operations.  We keep proprietary materials involved in the production process, such as shoe molds, knives, and raw materials, under the custody of our independent manufacturers.  If these independent manufacturers were to experience loss or damage to our proprietary materials involved in the production process, we cannot be assured that such independent manufacturers would have adequate insurance to cover such loss or damage and, in any event, the replacement of such materials would likely result in significant delays in the production of our products and could result in a loss of sales and earnings.

Failure to adequately protect our trademarks, patents and other intellectual property rights or deter counterfeiting could diminish the value of our brands and reduce sales.

We believe that our trademarks and other intellectual property rights are of value and are integral to our success and our competitive position.  Some countries’ laws do not protect intellectual property rights to the same extent as do US laws.  From time to time, we discover counterfeit products in the marketplace that infringe upon our intellectual property rights.  If we are unsuccessful in challenging a third party’s products on the basis of patent, trademark and trade dress rights, particularly in some foreign countries, this could adversely affect our continued sales, financial condition and results of operation.  If our brands are associated with infringers’ or competitors’ inferior products, this could also adversely affect the integrity of our brands.  Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights.

Similarly, from time to time we may need to defend against claims that the word “ugg” is a generic term and that “UGG Australia” should not be registered as a trademark.  Such a claim was successful in Australia, but such claims have been rejected by courts in the United States and in the Netherlands.  Any decision or settlement in any of these matters that prevents trademark protection of the “UGG Australia” brand in our major markets, or that allows a third party to continue to use our brand trademarks in connection with the sale of products similar to our products, or to continue to manufacture or distribute counterfeit products could result in intensified commercial competition and could have a material adverse effect on our results of operations and financial condition.  Unplanned increases in legal fees and other costs associated with the defense of our intellectual property or rebranding could result in higher operating expenses and lower earnings.

The currency exchange rate between US dollars and the Chinese Renminbi (RMB) could adversely affect our financial condition.

To the extent we need to convert US dollars into RMB for our operational needs, our financial position and the price of our common stock may be adversely affected should the RMB appreciate against the US dollar.  Conversely, if we decide to convert our RMB into US dollars for operational needs, the dollar equivalent of earnings from our subsidiaries in China would be reduced should the US dollar appreciate against the RMB.

In 2005, the People’s Republic of China revalued its currency and abandoned its peg to the US dollar. Under this policy, which was halted in 2008 due to the worldwide financial crisis, the RMB was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  In June 2010, the Chinese government announced its intention to again allow the RMB to fluctuate within the 2005 parameters.  It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the US dollar.  We currently source substantially all production from China.  While our purchases from the Chinese factories are currently denominated in US dollars, certain operating and manufacturing costs of the factories are denominated in the Chinese currency. As a result, further revaluations in the Chinese currency versus the US dollar could impact our purchase prices from the factories in the event that they adjust their selling prices accordingly. Any increase in our footwear purchase costs will reduce our gross margin unless we are able to raise our selling prices to our customers in order to compensate for the increased costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a stock repurchase program, announced in June 2009, which authorizes management to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program has no expiration date and does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. The purchases will be funded from available working capital. Activity under the program for the three month period ended September 30, 2010, was as follows:

Period	Total number of shares purchased (1)(2) (in thousands)	Average price paid per share (2)	Approximate dollar value of shares that may yet be purchased (in thousands)
June 30, 2010			$27,400
July 1-July 31	—	$—	$27,400
August 1-August 31	160	$43.88	$20,400
September 1-September 30	10	$44.56	$20,000
Total	170

(1) All shares purchased were purchased as part of a publicly announced program in open-market transactions.

(2) Prior to the stock split, the Company repurchased shares on the open market that were subsequently retired; the repurchased shares and repurchase price were not affected by the stock split.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation as amended through May 27, 2010 (Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010 and incorporated by reference herein).

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
101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and September 30, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Deckers Outdoor Corporation

Date: November 9, 2010	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)