Form 10-K
period 2010-12-31
DECKERS OUTDOOR CORP
filed 2011-03-01
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,763,604,129 based on the June 30, 2010 closing price of $47.62 on the NASDAQ Global Select Market on such date.

The number of shares of the registrant's Common Stock outstanding at February 15, 2011 was 38,581,395.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the registrant's 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended December 31, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION
For the Fiscal Year Ended December 31, 2010
Table of Contents to Annual Report on Form 10-K

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

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

  •
  our product and geographic mix;

  •
  the success of new products, new brands, and other growth initiatives;

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

PART I

        References in this Annual Report on Form 10-K to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation. Ahnu®, Deckers®, Simple®, Teva®, TSUBO®, and UGG® are some of our trademarks. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

Item 1.    Business.

        Unless otherwise specifically indicated, all amounts in Item 1. and Item 1A. herein are expressed in thousands, except for share quantity, per share data, selling prices, and employees.

General

        Deckers Outdoor Corporation was incorporated in 1975 under the laws of the State of California and, in 1993, reincorporated under the laws of the State of Delaware. We strive to be a premier lifestyle marketer that builds niche brands into global market leaders by designing and marketing innovative, functional and fashion-oriented footwear developed for both high performance outdoor activities and everyday casual lifestyle use. We believe that our footwear is distinctive and appeals broadly to men, women and children. We sell our products, including accessories such as handbags and outerwear, through quality domestic and international retailers, international distributors, and directly to end-user consumers, both domestically and internationally, through our websites, call centers, retail concept stores and retail outlet stores. Our primary objective is to build our footwear lines into global lifestyle brands with market leadership positions. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality and comfort and products tailored to a variety of activities, seasons and demographic groups. Virtually all of our products are manufactured by independent contractors outside of the United States (US). Our continued growth will depend upon the broadening of our products offered under each brand, expanding domestic and international distribution, successfully opening new retail stores, increasing sales to end-user consumers, and developing or acquiring new brands.

        In July 2008, we entered into a joint venture agreement with an affiliate of Stella International Holdings Limited ("Stella International") for the opening of retail stores and wholesale distribution for the UGG brand in China. The joint venture is owned 51% by Deckers and 49% by Stella International. Stella International is also one of our major manufacturers in China. In May 2008, we acquired 100% of the ownership interest of TSUBO, LLC, a high-end casual footwear brand. In March 2009, we acquired 100% of the ownership interest of Ahnu, Inc., an outdoor performance and lifestyle footwear brand. In September 2009, we began to reacquire our international distribution rights, beginning in Japan. In January 2010, we acquired certain assets and liabilities, including reacquisition of our distribution rights, from our Teva distributor that sold to retailers in Belgium, the Netherlands, and Luxemburg (Benelux) as well as France. In September 2010, we purchased a portion of a privately held footwear company as an equity method investment.

        On May 28, 2010, we announced that our Board of Directors authorized a three-for-one stock split to be effected in the form of a stock dividend. Each stockholder of record received two additional shares of common stock for each share held on June 17, 2010, that was paid on July 2, 2010. All share and related information presented in this Annual Report on Form 10-K reflect the increased number of shares and decreased stock prices resulting from this stock split for all periods presented.

Products

        We market our products primarily under two proprietary brands:

        UGG®.    UGG Australia is our luxury comfort brand and the category creator for luxury sheepskin footwear. The UGG brand has enjoyed several years of strong growth and positive consumer reception, driven by consistent introductions of new styles in the fall and spring seasons and strategic geographic expansion of our distribution. We carefully manage the distribution of our UGG products within high-end specialty and department store retailers in order to best reach our target consumers, preserve the UGG brand's retail channel positioning and maintain the UGG brand's position as a mid- to upper-price luxury brand.

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

        In recent years, we have focused on regaining our leadership position in the performance sandal market, while broadening our performance platform to include other outdoor activities such as multi-sport and light hiking to lessen our overall reliance on sandal sales, while bringing youthfulness back to the brand through contemporary designs, colors and materials. In 2008, we introduced a modest assortment of fall and winter footwear. We followed that up in fall 2009 with a more complete collection of seasonally appropriate performance and lifestyle products for men, women and children. The fall 2009 line included high performance light hikers with eVent waterproof membranes and Vibram rubber outsoles, rugged multi-sport shoes and a range of women's lifestyle boots in both leather and suede with warm, faux fur linings. In 2010, we continued to build on our water-related performance heritage and continued to inject youthfulness into the Teva brand. We introduced a more expansive collection of performance and lifestyle open-toe product, while also significantly increasing our offering in closed-toe light hiking, multi-sport and rugged casual footwear.

        In addition to our primary brands, our other brands include Simple®, a line of sustainable and stylish footwear, TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort, and Ahnu®, a line of outdoor performance and lifestyle footwear.

Sales and Distribution

        At the wholesale level, we distribute our products in the US through a dedicated network of independent sales representatives, as well as through employee sales representatives who serve as territory representatives or key account executives for several of our largest customers. Our sales representatives are organized geographically and by brand and visit retail stores to communicate the features, styling and technology of our products. In addition to our wholesale business, we also sell products directly to consumers through our websites and retail stores. Our brands are generally advertised and promoted through a variety of consumer media campaigns. We benefit from editorial coverage in both consumer and trade publications. Each brand's dedicated marketing team works closely with targeted accounts to maximize advertising and promotional effectiveness.

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

        Internationally, we distribute our products through independent distributors and retailers in a vast number of countries, including countries throughout Europe, Asia Pacific, Canada, and Latin America, among others. In addition, as we do in the US, we sell products directly to international consumers through our websites and our retail stores, including retail stores with our joint venture partner in China. We utilize a third-party logistics company in the United Kingdom (UK) for the distribution of inventory to our UK retail stores. In Japan, we work with a trading company for importation and use a third-party logistics company for distribution to our wholesale customers and to our retail store. We operate a distribution center in the Netherlands for the distribution of Teva products in Belgium, the Netherlands, and Luxembourg (Benelux) and France. Our principal customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers, shoe stores, and online retailers. In 2010, we continued to assume the distribution rights from certain international distributors and sell directly to retailers in those regions, and we plan to continue distributor conversions in the future.

        Our five largest customers accounted for approximately 28.9% of our net sales for 2010, compared to 30.0% for 2009. One customer, Nordstrom, accounted for greater than 10% of our consolidated net sales in 2010 and 2009, with the majority of those being related to our UGG segment.

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

        Other brands.    Our other brands are sold throughout the world primarily at better department stores, outdoor specialty accounts, independent specialty retailers, and with online retailers that support our brand ideals of comfort, style and quality. We also sell our Simple brand through health and wellness retailers that target consumers seeking fashionable, youthful, functional, and sustainable footwear. Key accounts of our other brands include Nordstrom, Dillard's, Hanigs, REI and Zappos.com.

        eCommerce.    Our eCommerce business enables us to interact and reinforce our relationships with the consumer. We operate our eCommerce business primarily through uggaustralia.com, Teva.com, Tsubo.com, Ahnu.com, and SimpleShoes.com websites. Our websites support the brands' marketing goals and also drive offline sales by providing information to consumers about the brands' products and where to find retailers that carry our brands. We have expanded our international capabilities by developing sites to service international markets. These sites are translated into the local language, provide product through local distribution centers and price the products in the consumers' local currency. In 2010, we significantly upgraded our eCommerce platform to support our international and domestic sites and opened and operated an international call center to accommodate these international website sales. Our eCommerce business has offices in Flagstaff, Arizona and Richmond, England. Order fulfillment is performed by our distribution centers in California and the UK in order to reduce the cost of order fulfillment, minimize out of stock positions and further leverage our distribution centers' operations. Products sold through our eCommerce business are sold at prices which approximate retail prices, enabling us to capture the full retail margin on each direct to consumer transaction.

        Retail Stores.    Our retail store business allows us to directly reach our customers and meet the growing demand for our products. In addition, our UGG Australia concept stores allow us to showcase the entire lines for spring and fall; whereas, most retailers do not carry our full line. In 2010, we opened six stores in the US and three internationally. As of December 31, 2010, we had a total of 18 UGG Australia concept stores and nine retail outlet stores worldwide. Products sold through our concept stores are sold at prices which approximate department store prices, enabling us to capture the full retail margin on each direct to consumer transaction. The outlet stores sell some of our discontinued styles from the previous season, plus products made specifically for the outlet stores. During 2011, we plan to open additional retail stores in the US and significantly expand our retail store business internationally.

Product Design and Development

        The design and product development staff for each of our brands creates new innovative footwear products that combine our standards of high quality, comfort and functionality. The design function for all of our brands is performed by a combination of our internal design and development staff plus outside freelance designers. By utilizing outside designers, we believe we are able to review a variety of different design perspectives on a cost-efficient basis and anticipate color and style trends more quickly. Refer to Note 1 to our accompanying consolidated financial statements for a discussion of our research and development costs for the last three years.

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

Manufacturing

        We do not manufacture our products; we outsource the production of our brand footwear primarily to independent manufacturers in China. During 2009, we began to diversify our manufacturing locations by outsourcing a limited amount of production to manufacturers in Vietnam, and in 2010 increased this production volume. We also outsource the production of a portion of our UGG footwear to an independent manufacturer in New Zealand. We require our independent contract manufacturers and designated suppliers to adopt our Factory Charter, which specifies that they comply with all local laws and regulations governing human rights, working conditions and environmental compliance before we are willing to conduct business with them. We also require our manufacturing partners to comply with our Ethical Supply Chain guidelines and Restricted Substances policy as a condition of doing business with our company. We require our licensees to demand the same from their contract factories and suppliers. We have no long-term contracts with our manufacturers. As we grow, we expect to continue to rely exclusively on independent manufacturers for our sourcing needs.

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

        At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their skins from Australia, Europe and the US. We maintain constant communication with the tanneries to monitor the supply of sufficient high quality sheepskin available for our projected UGG brand production. To ensure adequate supplies for our manufacturers, we forecast our usage of top grade sheepskin in advance at a forward price. We believe current supplies are sufficient to meet our needs in the near future, but we continue to search for alternate suppliers in order to accommodate any unexpected future growth.

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

Patents and Trademarks

        We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying the Company, and in distinguishing our goods from the goods of others. We currently hold trademark registrations for UGG, Teva, Simple, TSUBO, Ahnu and other marks in the US and in many other countries, including the countries of the European Union, Canada, China, Japan and Korea. We now hold more than 260 utility and design patents and registrations in the US and abroad and have filed for more than 100 new patents which are currently pending. These patents expire at various times, and patents issued for applications filed this year will generally have a remaining duration from now to 2025 for design patents and from now to 2031 for utility patents. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.

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

        At December 31, 2010, our backlog of orders from our wholesale customers and distributors was approximately $336,000 compared to approximately $245,000 at December 31, 2009. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2011. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year for several reasons. Backlog only relates to wholesale orders for the next season and current season fill-in orders and excludes potential sales in our eCommerce business and retail stores during the year. Backlog also is effected by the timing of customers' orders and product availability.

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

Employees

        At December 31, 2010, we employed approximately 1,500 employees in the US, Europe and Asia, none of whom were represented by a union. This figure includes approximately 800 employees in our retail stores worldwide, which includes part-time and seasonal employees. The large increase in employees during the year was primarily related to increased selling, general and administration headcount commensurate with our growth. We intend to increase our employee count further in 2011 primarily related to retail stores and our other expansion initiatives. We believe our relationships with our employees are good.

Financial Information about Segments and Geographic Areas

        Our five reportable business segments include the strategic business units responsible for the worldwide operations of our brands' (UGG, Teva and other brands) wholesale divisions, as well as our eCommerce and retail store businesses. The majority of our sales and long-lived assets are in the US. Refer to Note 9 to our accompanying consolidated financial statements for further discussion of our business segment data. Refer to Item 1A of this Part I for a discussion of the risks attendant to our foreign operations.

        Compliance with federal, state and local environmental regulations has not had, nor is it expected to have, any material effect on our capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

Available Information

        Our internet address is www.deckers.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and any amendment to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

         The recent financial crisis and current economic uncertainty may adversely affect our financial condition and results of operations.

        The recent economic recession and continuing economic uncertainty, have affected, and will likely continue to affect consumer spending generally and the buying habits and preferences of our customers in particular. A significant portion of the products we sell, especially those sold under the UGG Australia brand, are considered to be luxury retail products. The purchase of these products by customers is largely discretionary, and is therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Sales of these products may be adversely affected by a continuation or worsening of recent economic conditions, increases in consumer debt levels, uncertainties regarding future economic prospects, or a decline in consumer confidence. During an actual or perceived economic downturn, fewer customers may shop for our products and those who do shop may limit the amounts of their purchases. As a result, we could be required to reduce the price we can charge for our products or increase our marketing and promotional expenses in response to lower than anticipated levels of demand for our products. In either case, these changes, or other similar changes in our marketing strategy, would reduce our revenues and profit margins and could have a material adverse affect on our financial condition and results of operations.

        We sell the majority of our products through high-end specialty and department store retailers. These retailer customers may be impacted by continuing economic uncertainty, reduced customer demand for luxury products, and a significant decrease in available credit. If reduced consumer spending, lower demand for luxury products, or credit pressures result in financial difficulties or insolvency for these customers, it would adversely impact our estimated allowances and reserves as well as our overall financial results. Also, economic factors such as increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our operating expenses, and otherwise adversely affect our financial condition, results of operations, and cash flows. Our business, financial condition, results of operations, access to credit, and trading price of common stock could be materially and adversely affected if the economy fails to stabilize, or if current economic conditions do not improve or worsen.

         Our financial success is influenced by the success of our customers.

        Much of our financial success is directly related to the success of our retailers and distributors to market and sell our brands through to the consumer. If a retailer fails to meet annual sales goals, it may be difficult to locate an acceptable substitute retailer. If a distributor fails to meet annual sales goals, it may be difficult and costly to either locate an acceptable substitute distributor or convert to a wholesale direct model. If a change becomes necessary, we may experience increased costs, loss of customers, increased credit risk, and increased inventory risk, as well as substantial disruption to operations and a potential loss of sales.

        We currently do not have long-term contracts with any of our customers. Sales to our customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our wholesale customers. We use the timing of delivery dates in our wholesale customer orders to forecast our sales and earnings for future periods. If any of our major customers, including independent distributors, experience a significant downturn in business or fail to remain committed to our products or brands, then these customers could postpone, reduce, or discontinue purchases from us. As a result, we could experience a decline in sales or gross margins, write downs of excess inventory, increased discounts or extended credit terms to our customers, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and our common stock price.

        Our five largest customers accounted for approximately 28.9% of worldwide net sales in 2010 and 30.0% of worldwide net sales in 2009. Any loss of a key customer, the financial collapse or bankruptcy of a key customer, or a significant reduction in purchases from a key customer could have a material adverse effect on our business, results of operations and financial condition.

         Our new and existing retail stores may not realize returns on our investments.

        Our retail segment has grown substantially in both net sales and total assets during the past year, and we intend to rapidly expand this segment in the future. We have entered into significant long-term leases for certain of our retail locations. Global store openings involve substantial investments, including constructing leasehold improvements, furniture and fixtures, equipment, information systems, inventory and personnel. In addition, since certain of our retail store costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. Due to the high fixed cost structure associated with the retail segment, negative cash flows or the closure of a store could result in write-downs of inventory and leasehold improvements, severance costs, significant lease termination costs, impairment losses on long-lived assets, or loss of our working capital, which could adversely impact our financial position, results of operations, or cash flows.

         If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have difficulty filling our customers' orders.

        Because the footwear industry has relatively long lead times for design and production, we must plan our production tooling and projected volumes many months before consumer tastes become apparent. The footwear industry is subject to rapid changes in consumer preferences, as well as the effects of weather, general market conditions, competition, and other factors affecting demand. A large number of models, colors and sizes in our product lines can increase these risks. As a result, we may fail to accurately forecast styles, colors and features that will be in demand. If we overestimate demand for any products or styles, we may be forced to provide additional marketing assistance, incur higher markdowns, or sell excess inventories at reduced prices resulting in lower, or negative, gross margins.

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

        Our UGG brand has experienced strong growth over the past several years, with double-digit increases in net wholesale sales of UGG products. We cannot anticipate how long we will continue sustaining this growth rate in the future. UGG products include fashion items that could go out of style at any time. UGG products represent a majority of our business, and if UGG product sales were to decline or fail to increase in the future, our overall financial performance and common stock price would be adversely affected.

         Many of our products are seasonal, and our sales are sensitive to weather conditions.

        Sales of our products are highly seasonal and are sensitive to weather conditions. For example, extended periods of unseasonably warm weather during the fall and winter months may reduce demand for our UGG products. Even though we are creating more year-round styles for our brands, the effect of favorable or unfavorable weather on sales can be significant enough to affect our quarterly results, with a resulting effect on our common stock price.

         We may not succeed in implementing our growth strategies.

        As part of our growth strategy, we seek to enhance the positioning of our brands, extend our brands into complementary product categories and markets, partner with or acquire compatible companies, expand geographically, increase our retail presence, and improve our operational performance. We continue to expand the nature and scope of our operations considerably, including significantly increasing the number of employees worldwide. We anticipate that substantial further expansion will be required to realize our growth potential and new market opportunities.

        We are growing globally through our retail, eCommerce, wholesale, consignment, and distributor channels. In addition, as part of our international growth strategy, we intend to continue reacquiring distribution rights from select distributors and transition from third-party distribution to direct distribution through wholly-owned subsidiaries. Implementing our growth strategies, or failure to effectively execute them, could affect near term revenues from the postponement of sales recognition to future periods, our rate of growth or profitability, which in turn could have a negative effect on the value of our common stock. In addition, our growth initiatives could:

  •
  increase our working capital needs beyond our capacity;

  •
  increase costs if we fail to successfully integrate a newly acquired business or achieve expected cost savings;

  •
  result in impairment charges related to newly acquired businesses;

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

        We believe that our trademarks and other intellectual property rights are of value and are integral to our success and our competitive position. Some countries' laws do not protect intellectual property rights to the same extent as do US laws. From time to time, we discover counterfeit products in the marketplace that infringe upon our intellectual property rights. If we are unsuccessful in challenging a third party's products on the basis of patent, trademark and trade dress rights, particularly in some foreign countries, this could adversely affect our continued sales, financial condition and results of operation. If our brands are associated with infringers' or competitors' inferior products, this could also adversely affect the integrity of our brands. Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights.

        Similarly, from time to time we may need to defend against claims that the word "ugg" is a generic term and that "UGG Australia" should not be registered as a trademark. Such a claim was successful in Australia, but such claims have been rejected by courts in the United States and in the Netherlands. Any decision or settlement in any of these matters that prevents trademark protection of the "UGG Australia" brand in our major markets, or that allows a third party to continue to use our brand trademarks in connection with the sale of products similar to our products, or to continue to manufacture or distribute counterfeit products could result in intensified commercial competition and could have a material adverse effect on our results of operations and financial condition. Unplanned increases in legal fees and other costs associated with the defense of our intellectual property or rebranding could result in higher operating expenses and lower earnings.

         Our goodwill and other intangible assets may incur impairment losses.

        We conducted our annual impairment tests of goodwill and other intangible assets for 2010, 2009, and 2008. In addition, we conducted interim impairment evaluations when impairment indicators arose. In 2010, we did not recognize any impairment charges on our goodwill and other intangible assets. We recognized the following impairment charges in 2009 and 2008 in our income from operations:

	Years Ended December 31,
	2009	2008
Teva trademarks	$—	$20,400
Teva goodwill	—	11,929
Other brands trademarks	1,000	—
Other brands goodwill	—	3,496

Total impairment loss on intangible assets	$1,000	$35,825

        If any brand's product sales or operating margins decline to a point that the fair value falls below its carrying value, we may be required to further write down the related intangible assets. These or other related declines could cause us to incur additional impairment losses, which could materially affect our consolidated financial statements and results of operations. The value of our trademarks is highly dependent on forecasted revenues and earnings before interest and taxes for our brands, as well as derived discount and royalty rates. In addition, the valuation of intangible assets is subject to a high degree of judgment and complexity. We may also decide to discontinue a brand which would result in the write down of all related intangible assets. The balances of goodwill and nonamortizable intangibles by brand are as follows:

	As of December 31, 2010
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

        We depend on a limited number of key sources for certain raw materials like sheepskin, the principal raw material of our UGG Classic products. The top grade sheepskin used in UGG products is in high demand and limited supply. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside our control. The potential inability to obtain top grade raw materials could impair our ability to meet our production requirements and could lead to inventory shortages, which can result in lost sales, delays in shipments to customers, strain on our relationships with customers and diminished brand loyalty. There have also been significant increases in the prices of top grade sheepskin as the demand from competitors for this material has increased. Any price increases in key raw materials will likely raise our costs and decrease our profitability unless we are able to commensurately increase our selling prices.

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

        Most of our production is performed by a limited number of independent manufacturers in China. We depend on these manufacturers' ability to finance the production of goods ordered and to maintain manufacturing capacity, and store completed goods pending shipment in a safe and sound location. We do not possess direct control over either the independent manufacturers or their materials suppliers, so we may be unable to obtain timely and continuous delivery of acceptable products. In addition, while we do have long standing relationships with most of our factories, we currently do not have long-term contracts with these independent manufacturers, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of acceptable quality and competitively priced products from our independent manufacturers. If there is an interruption, we may not be able to substitute suitable alternative manufacturers to provide products or services of a comparable quality at an acceptable price or on a timely basis. If a change in our independent manufacturers becomes necessary, we would likely experience increased costs as well as substantial disruption of our business, which could result in a loss of sales and earnings.

        Interruptions in the supply chain can also result from natural disasters and other adverse events that would impair our manufacturers' operations. We keep proprietary materials involved in the production process, such as shoe molds, knives, and raw materials, under the custody of our independent manufacturers. If these independent manufacturers were to experience loss or damage to our proprietary materials involved in the production process, we cannot be assured that such independent manufacturers would have adequate insurance to cover such loss or damage and, in any event, the replacement of such materials would likely result in significant delays in the production of our products and could result in a loss of sales and earnings.

         Our independent manufacturers are located outside the US, where we are subject to the risks of international commerce.

        Substantially all of our independent manufacturers are in China and Vietnam, with the vast majority of production performed by a limited number of manufacturers in China. Foreign manufacturing is subject to numerous risks, including the following:

  •
  tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules on raw materials and finished products, including the potential threat of anti-dumping duties and quotas such as those which have been imposed by the European Union on the import of certain types of footwear from China and Vietnam;

  •
  increasing transportation costs;

  •
  poor infrastructure and shortages of equipment, which can disrupt transportation and utilities;

  •
  restrictions on the transfer of funds;

  •
  changing economic conditions;

  •
  violations or changes in governmental policies and regulations including labor, safety, and environmental regulations in China, Vietnam, the US and elsewhere;

  •
  refusal to adopt or comply with our Factory Charter, Ethical Supply Chain guidelines, and Restricted Substances Policy;

  •
  customary business traditions in China and Vietnam such as local holidays, which are traditionally accompanied by high levels of turnover in the factories;

  •
  labor unrest, which can lead to work stoppages and interruptions in transportation or supply;

  •
  delays during shipping, at the port of entry, or at the port of departure;

  •
  political instability, which can interrupt commerce;

  •
  use of unauthorized or prohibited materials or reclassification of materials;

  •
  expropriation and nationalization; and

  •
  adverse changes in consumer perception of goods, trade or political relations with China and Vietnam.

        These factors could severely interfere with the manufacture or shipment of our products, which could make it difficult to obtain adequate supplies of quality products when we need them, thus materially affecting our sales and results of operations. While we periodically visit and audit the operations of our independent manufacturers, we do not control their business practices. If we discovered non-compliant manufacturers or suppliers that cannot or will not become compliant, we would cease dealing with them, and we could suffer an interruption in our product supply chain. In addition, the manufacturers' or designated suppliers' actions could damage our reputation and the value of our brands, resulting in negative publicity and discouraging customers and consumers from buying our products.

         We conduct business outside the US, which exposes us to foreign currency, global liquidity, and other risks.

        As we increase our international operations, our sales and expenditures in foreign currencies will become more material and subject to currency fluctuations and global credit markets. A significant portion of our international operating expenses are paid in local currencies. Also, our foreign distributors sell in local currencies, which impacts the price to foreign customers. Effective January 1, 2011, our business changed such that certain of our subsidiaries' functional currency designations changed from US dollars to the local currencies. We currently utilize forward contracts or other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, for the amounts we expect to purchase and sell in foreign currencies. As we expand international operations and increase purchases and sales in foreign currencies, we will evaluate and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. Our hedging strategies depend on our forecasts of sales, expenses and cash flows, which are inherently subject to inaccuracies. Therefore, our hedging strategies may be ineffective. Future changes in foreign currency exchange rates and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, profit margins or results of operations, when converted to US dollars. In addition, the failure of financial institutions that underwrite our derivative contracts may negate our efforts to hedge our foreign currency exposures and result in material foreign currency or contract losses. Foreign currency hedging activities, transactions, or translations could materially impact our financial statements.

        While our purchases from overseas factories are currently denominated in US dollars, certain operating and manufacturing costs of the factories are denominated in other currencies. As a result, fluctuations in these currencies versus the US dollar could impact our purchase prices from the factories in the event that they adjust their selling prices accordingly.

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

        In 2005, the People's Republic of China revalued its currency and abandoned its peg to the US dollar. Under this policy, which was halted in 2008 due to the worldwide financial crisis, the RMB was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. In June 2010, the Chinese government announced its intention to again allow the RMB to fluctuate within the 2005 parameters. It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the US dollar. We currently source substantially all production from China. While our purchases from the Chinese factories are currently denominated in US dollars, certain operating and manufacturing costs of the factories are denominated in the RMB. As a result, any further revaluations in the RMB versus the US dollar could impact our purchase prices from the factories in the event that they adjust their selling prices accordingly. Any increase in our footwear purchase costs will reduce our gross margin unless we are able to raise our selling prices to our customers in order to compensate for the increased costs.

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

        We rely on our information management, internet cloud providers and other enterprise resource planning systems to operate our business, prepare forecasts and track our operating results. Our information management and enterprise planning systems will require modification and refinement as we grow and our business needs change. We may experience difficulties in transitioning to new or upgraded information technology systems, including loss of data, unreliable data, and decreases in productivity as our personnel become familiar with the new systems. If we experience a significant system failure or if we are unable to competitively modify our information management systems to respond to changes in our business needs, then our ability to properly run our business and report financial results could be adversely affected.

        The loss of the services and expertise of any key employee could also harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis.

         We could be adversely affected by the loss of our warehouses.

        The warehousing of our inventory is located at a limited number of self-managed domestic and primarily third party managed international facilities, the loss of any of which could adversely impact our sales, business performance and operating results. In addition, we could face a significant disruption in our domestic distribution center operations if our automated pick module does not perform as anticipated or ceases to function for an extended period.

         The costs of production and transportation of our products can increase as petroleum and other energy prices rise, or demand for ocean containers or other means of transportation exceed existing supply.

        The manufacture and transportation of our products requires the use of petroleum-based materials and energy costs. Any future increases in the costs of, or interruption of access to, these materials and energy sources could increase the cost of our goods which would reduce our gross margins unless we can successfully raise our selling prices to compensate for the increased costs. In addition, we rely on ocean carriers and other freight companies to transport our goods. In the event demand for transportation exceeds existing capacity, additional costs will be incurred which will increase our cost of goods sold and could decrease our profitability.

         Our sales in international markets are subject to a variety of laws and political and economic risks that may adversely impact our sales and results of operations in certain regions, which could increase our costs and adversely impact our operating results.

        Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations and joint ventures with international partners that could adversely affect our sales and results of operations. These include:

  •
  changes in currency exchange rates, which impact the price to international consumers;

  •
  ability to move currency out of international markets;

  •
  the burdens of complying with a variety of foreign laws and regulations;

  •
  legal costs and penalties related to defending allegations of non-compliance;

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

        In 2006, the European Commission imposed definitive duties on leather upper footwear originating from China and certain other countries imported into European Member states. These duties were effective for a two-year period with a final 16.5% rate for China-sourced footwear and 10% on Vietnam-sourced footwear. In December 2009, the European Commission decided to extend the duties for a 15 month period, and accordingly, the duties are extended through March 31, 2011. Any increase in duties or the requirement for quotas will increase the cost of our products and may limit the amount of China and Vietnam sourced products that we are able to sell to the European market. The extension of anti-dumping duties or quotas on products manufactured in China and Vietnam may impact our sales and gross margins in the European market.

        Additionally, the increased threat of terrorist activity and law enforcement responses to this threat have required greater levels of inspection of imported goods and have caused delays in bringing imported goods to market. Any tightening of security procedures, for example, in the aftermath of a terrorist incident, could worsen these delays and increase our costs.

         The investment of our substantial cash and cash equivalents and short-term investments are subject to risks, which may cause losses and affect the liquidity of these investments.

        At December 31, 2010 we had cash and cash equivalents of $445,226. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we regularly monitor the cash balances in our operating accounts and adjust the balances as appropriate, these cash balances could lose value or become inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

         The tax laws applicable to our business are very complicated and we may be subject to additional income tax liabilities as a result of audits by various taxing authorities or changes in tax laws applicable to our business.

        We conduct our operations through subsidiaries in several countries including the US, the UK, Japan, China, Hong Kong, the Netherlands and Bermuda. As a result, we are subject to tax laws and regulations in each of those jurisdictions, and to tax treaties between the US and other nations. These tax laws are highly complex, and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes.

        We are subject to audits in each of the various jurisdictions where we conduct business, and any of these jurisdictions may assess additional income taxes against us as a result of their audits. Although we believe our tax estimates are reasonable, and we undertake to prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the periods for which that determination is made and may require a restatement of prior financial reports at a material cost. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

        We are also subject to constant changes in tax laws, regulations and treaties in and between the nations in which we operate. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, including those in and involving the US, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. For example, on February 1, 2010, the US Department of the Treasury released a general explanation of the Obama administration's tax proposals for its fiscal year 2011 budget, which describes a number of proposed amendments to the international provisions of the US Internal Revenue Code that may be applicable to our business. It is possible that these proposals could result in changes to the existing US tax laws that affect us. We are unable to predict whether any of these or other proposals will ultimately be enacted. Any such changes could increase our income tax liability and adversely affect our net income and long term effective tax rates.

         We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

        The footwear industry is highly competitive, and many new competitors have entered into the marketplace, as well as increased competition from established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do, as well as greater brand awareness in the footwear and accessory markets. Our competitors include athletic and footwear companies, branded apparel companies and retailers with their own private labels. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production, and more quickly develop new products. In addition, access to offshore manufacturing has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear and accessory industries.

        Additionally, efforts by our competitors to dispose of their excess inventories may significantly reduce prices that we can expect to receive for the sale of our competing products and may cause our customers to shift their purchases away from our products. If we fail to compete successfully in the future, our sales and earnings will decline, as will the value of our business, financial condition and common stock price.

         Our common stock price has been volatile, which could result in substantial losses for stockholders.

        Our common stock is traded on the NASDAQ Global Select Market. While our average daily trading volume for the 52-week period ended February 15, 2011 was approximately 1,420,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing prices of our common stock, as reported by the NASDAQ Global Select Market, have ranged from $33.71 to $87.02 for the 52-week period ended February 15, 2011. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

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

  •
  claims brought against us by a regulatory agency or our stockholders;

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

        In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. Accordingly, the price of our common stock is volatile and any investment in our stock is subject to risk of loss. These broad market and industry factors and other general macroeconomic conditions unrelated to our financial performance may also affect our common stock price.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters is located in Goleta, California. We have two US distribution centers, both in California, and an international distribution center in the Netherlands. Our eCommerce operations are in Arizona and England. We also have an office in China to oversee the quality and manufacturing standards of our products, an office in Macau to coordinate logistics, an office in Hong Kong to coordinate sales and marketing efforts, and offices in the UK and the Netherlands to oversee European operations and administration. As of December 31, 2010, we had 18 retail stores in the US ranging from approximately 1,000 to 7,000 square feet. Internationally, we had five Company-owned retail stores in the UK and Japan and four jointly-owned retail stores in China. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers in China, Vietnam, and New Zealand. We also utilize third-party managed distribution centers in England and Japan. We lease, rather than own, all of our facilities from unrelated parties. With the exception of our eCommerce and retail store facilities, our facilities are attributable to all segments of our business and are not allocated to the segments. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations. We may utilize additional third-party managed distribution centers internationally, as we continue converting our international distributor businesses into wholesale businesses.

        The following table reflects the location, use, segment, and approximate size of our significant physical properties:

Facility Location	Description	Business Segment	Approximate Square Footage
Camarillo, California	Warehouse Facility	unallocated	723,000
Ventura, California	Warehouse Facility and Retail Outlet	unallocated	126,000
Goleta, California	Corporate Offices	unallocated	52,000

Item 3.    Legal Proceedings.

        We are involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of our business, including proceedings to protect our intellectual property rights.

        As part of our policing program for our intellectual property rights, from time to time, we file lawsuits in the US and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution, and state or foreign law claims. At any given point in time, we may have a number of such actions pending. These actions often result in seizure of counterfeit merchandise or out of court settlements with defendants or both. From time to time, we are subject to claims where plaintiffs will raise, or defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual properties, including our trademark registration for UGG Australia. We also are aware of many instances throughout the world in which a third party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva and UGG products.

        We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or consolidated financial statements.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "DECK."

        On May 28, 2010, we announced that our Board of Directors approved a three-for-one split of our outstanding shares of common stock. As a result of the stock split, stockholders received two additional shares of our common stock, in the form of a stock dividend, for every share of our common stock held on June 17, 2010, the record date for the stock split. The common stock was distributed to stockholders after the close of trading on the NASDAQ Global Select Market on July 2, 2010, by our transfer agent BNY Mellon Shareholder Services. The common stock began trading on a post-split basis on the NASDAQ Global Select Market at the opening of trading on July 6, 2010. All applicable share and per share information in this Item 5 has been adjusted retrospectively for the three-for-one stock split.

        The following table shows the range of low and high closing sale prices per share of our common stock as reported by the NASDAQ Global Select Market for the periods indicated. All stock prices reflect the three-for-one stock split effected in the form of a common stock dividend distributed on July 2, 2010.

	Common Stock Price Per Share
	Low	High
Year ended December 31, 2010:
First Quarter	$31.53	$46.94
Second Quarter	$41.56	$54.97
Third Quarter	$43.41	$51.93
Fourth Quarter	$49.41	$87.02
Year ended December 31, 2009:
First Quarter	$12.57	$27.97
Second Quarter	$16.28	$24.63
Third Quarter	$21.25	$28.31
Fourth Quarter	$26.26	$34.62

        As of February 15, 2011, there were 66 record holders of our common stock and we believe there were approximately 53,000 beneficial holders of our common stock.

        We did not sell any equity securities during the year ended December 31, 2010 that were not registered under the Securities Act of 1933, as amended.

 STOCKHOLDER RETURN PERFORMANCE PRESENTATION

        Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company's common stock against the cumulative total return of the NASDAQ Market Index and a peer group index for the five-year period commencing December 31, 2005 and ending December 31, 2010. The data represented below assumes one hundred dollars invested in each of the company's common stock, the NASDAQ Market Index and the peer group index on January 1, 2006. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts. Total return assumes reinvestment of dividends; we have paid no dividends on our common stock and have not done so since our inception.

	December 31,
	2005	2006	2007	2008	2009	2010
Deckers Outdoor Corporation	$100.0	$217.1	$561.4	$289.2	$368.3	$866.1
NASDAQ Market Index#	100.0	110.3	121.9	73.1	106.2	125.4
Peer Group Index*	100.0	128.1	109.6	50.5	83.0	108.3

#
The NASDAQ Market Index is the same NASDAQ Index used in our 2009 Form 10-K.

*
The Peer Group Index consists of LaCrosse Footwear, Inc.; Steven Madden, Ltd.; K-Swiss Inc.; Kenneth Cole Productions, Inc.; The Timberland Company; Wolverine World Wide, Inc.; Crocs, Inc.; and Skechers USA, Inc.

DIVIDEND POLICY

        We have not declared or paid any cash dividends on our common stock since our inception. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future. Our current credit agreement allows us to make cash dividends, provided that no event of default has occurred or is continuing and provided that we are in compliance with the financial covenants without regard to the amount of outstanding obligations.

 STOCK REPURCHASE PROGRAM

        In June 2009, our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, government regulations, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. The purchases will be funded from available excess working capital. We repurchased 230,000 shares for approximately $10,100, or an average price of $43.67 per share under the program for the year ended December 31, 2010. All shares purchased were purchased as part of a publicly announced program in open-market transactions. As of December 31, 2010, the remaining approved amount for repurchases was approximately $20,000. The following table summarizes our stock repurchases and the effect of the stock split for the year ended December 31, 2010:

2010	Actual Shares	Split-Adjusted Shares
January 1 – March 31	—	—
April 1 – June 30*	20,000	60,000
July 1 – September 30**	170,000	170,000
October 1 – December 31	—	—

	190,000	230,000

*
Prior to the stock split, the Company repurchased shares that were retired. The shares are split-adjusted for reporting purposes.

**
Shares purchased for the quarter ended September 30, 2010, were purchased post-split.

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

	Years ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statements of operations data
Net sales:
UGG wholesale	$663,854	$566,964	$483,781	$291,908	$182,369
Teva wholesale	96,207	71,952	80,882	82,003	75,283
Other brands wholesale	23,476	19,644	17,558	11,163	10,903
eCommerce	91,808	75,666	68,769	45,473	28,886
Retail stores	125,644	78,951	38,455	18,382	6,982

	1,000,989	813,177	689,445	448,929	304,423
Cost of sales	498,051	442,087	384,127	241,458	163,692

Gross profit	502,938	371,090	305,318	207,471	140,731
Selling, general and administrative expenses	253,850	188,843	152,574	101,918	73,989
Impairment loss on intangible assets(1)	—	1,000	35,825	—	15,300

Income from operations	249,088	181,247	116,919	105,553	51,442
Other income, net	(1,021)	(1,976)	(3,583)	(4,486)	(1,910)

Income before income taxes	250,109	183,223	120,502	110,039	53,352
Income taxes	89,732	66,304	46,631	43,602	22,743

Net income	160,377	116,919	73,871	66,437	30,609
Net (income) loss attributable to noncontrolling interest	(2,142)	(133)	77	—	—

Net income attributable to Deckers Outdoor Corporation	$158,235	$116,786	$73,948	$66,437	$30,609

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$4.10	$2.99	$1.89	$1.73	$0.82

Diluted	$4.03	$2.96	$1.87	$1.69	$0.79

Weighted-average common shares outstanding:
Basic	38,615	39,024	39,126	38,505	37,557
Diluted	39,292	39,393	39,585	39,387	38,646

(1)
The impairment loss in 2009 relates to TSUBO trademarks. The impairment loss in 2008 relates to our Teva trademarks, Teva goodwill, and TSUBO goodwill. The impairment loss in 2006 relates to our Teva trademarks. During our annual and interim assessments of goodwill and other intangible assets, we concluded that the fair values were lower than the carrying amounts and therefore wrote down the trademarks and goodwill to their respective fair values.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance sheet data
Cash and cash equivalents	$445,226	$315,862	$176,804	$54,525	$34,255
Working capital	570,869	420,117	317,755	230,173	147,860
Total assets	808,994	599,043	483,721	370,032	249,973
Long-term liabilities	8,456	6,269	3,847	—	—
Total Deckers Outdoor Corporation stockholders' equity	652,987	491,358	384,252	298,638	210,410

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        References to "Deckers," "we," "us," "our," or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and selling prices. All share and related information presented herein reflects the increased number of shares resulting from the three-for-one stock split paid on July 2, 2010. The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes to those statements included elsewhere in this document.

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

        We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products. In 2010, we converted our Teva business in Belgium, the Netherlands, and Luxemburg (Benelux) from a distributor model to a wholesale model. In 2011, we will convert from a distributor model to a wholesale model for the UGG, Teva, and Simple brands in the UK and Ireland and the UGG and Simple brands in Benelux.

        Our business has been impacted by several important trends affecting our end markets:

  •
  The prolonged US and global economic conditions have adversely impacted businesses worldwide in general. Some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

  •
  The top grade sheepskin used in UGG products is in high demand and limited supply and there have been significant increases in the prices of top grade sheepskin as the demand from competitors for this material has increased.

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

  •
  There is an emerging sustainable lifestyle movement happening all around the world. Consumers are demanding that brands and companies become more environmentally responsible.

        By emphasizing our brands' images and our focus on comfort, performance and authenticity, we believe we can maintain a loyal consumer following that is less susceptible to fluctuations caused by changing fashions and changes in consumer preferences.

        Below is an overview of the various components of our business, including some key factors that affect each business and some of our strategies for growing each business.

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

  •
  retail expansion to 27 stores worldwide at the end of 2010; and

  •
  continued geographic expansion across the US and internationally.

        We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy we have increased our product offering, including a growing spring line, an expanded men's line, and a fall line that consists of a range of luxurious collections for both genders, an expanded kids' line, as well as handbags and cold weather outerwear and accessories. We believe that the evolution of the UGG brand and our strategy of product diversification also will help decrease our reliance on prime twinface sheepskin, which is in high demand and subject to price volatility.

Teva Brand Overview

        Our Teva brand is positioned to be an innovative global adventure brand, with a 25-year track record of contributing to the outdoor experience. The Teva brand pioneered the water sport sandal category in 1984, and heading into 2011, our brand mission is to inspire spontaneity, camaraderie and adventure on, around, or in water. Leveraging our core performance competencies of traction, hydro and comfort, we are focused on driving growth through innovation in the growing closed toe markets of multi-sport and light hiking, while maintaining our stronghold in the sandal market.

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

        We see an opportunity to grow the Teva brand significantly outside of the US. In January 2010, we converted from a distributor model to a wholesale model in the Benelux region and France, enhancing our marketing and distribution capabilities in the outdoor active Benelux market. For 2011, we will make a similar conversion from an independent distributor to a wholesale model in the UK and Ireland, which affords us the opportunity to better drive our brand building and growth initiatives in this important influential market. Within the US, we see strong growth opportunities within our current core channels of distribution, outdoor specialty and sporting goods, as our product assortment evolves and expands. Also, through effective product and distribution segmentation, we see significant expansion opportunities within the family value, department store, better footwear, and action sports channels. However, we cannot assure investors that these efforts will be successful.

Other Brands Overview

        Our other brands consist primarily of the Simple, TSUBO and Ahnu brands. The Simple brand is our casual sneaker brand recognized by its name. We believe that we have expertise and a reputation of leadership in sustainable footwear. Since 2005, sustainability has been the primary marketing focus. Beginning in 2011, we are expanding the brand's positioning to deliver on a broader brand promise of "less is more." Sustainability will remain a very important brand attribute, but equal emphasis will be placed on style, comfort, quality, and the price to value relationship. We intend to make Simple sneakers timeless and versatile, and we plan to selectively increase our distribution.

        TSUBO, meaning pressure point in Japanese, is marketed as high-end casual footwear for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function and maximum comfort. The TSUBO brand has a rich heritage with consumers in major cities around the world who appreciate design, pay attention to detail, and will not sacrifice comfort. We are building on this heritage, positioning the TSUBO brand as the premium footwear solution for people in the city, providing all day comfort, style and quality. We are continuing to create products to address consumers' unique needs: all-day comfort, innovative style and superior quality. At the same time, we will market to the TSUBO brand consumers where they live, emphasizing regional advertising and in-market grass roots, product placement and public relations efforts.

        The Ahnu brand is an outdoor performance and lifestyle footwear brand with products for men and women. The name Ahnu is derived from the Celtic goddess representing the balance of well-being and prosperity. The brand focuses primarily on women consumers offering style and comfort for active women on both trails and pavement. The product goal is to achieve uncompromising footwear performance by developing footwear that will provide the appropriate balance of traction, grip, flexibility, cushioning and durability for a variety of outdoor activities — whether on trails, beaches or sidewalks. Ahnu products are sold throughout the US, primarily at outdoor specialty stores and independent shoe stores, as well as certain regions internationally.

        We expect to leverage our design, marketing and distribution capabilities to grow these brands over the next several years, consistent with our mission to build niche brands into global market leaders. Nevertheless, we cannot assure investors that our efforts will be successful.

eCommerce Overview

        Our eCommerce business, which sells most of our brands, allows us to reinforce our relationship with the consumer. eCommerce enables us to meet the growing demand for our products, sell the products at retail prices and provide significant incremental operating income. The eCommerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments. In recent years, our eCommerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.

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

        As of December 31, 2010, we had a total of 27 retail stores worldwide. Continuing to build on the success of our existing UGG Australia stores, in 2010, we opened nine new stores globally. We opened six in the US and three new stores in China through our joint venture. For 2011, we plan to open additional retail stores in the US and significantly expand our retail presence internationally.

Seasonality

        Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters and the highest percentage of Teva brand net sales occurring in the first and second quarters of each year. Our other brands do not have a significant seasonal impact.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$155,927	$137,059	$277,879	$430,124
Income from operations	$28,821	$13,216	$66,314	$140,737

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$134,226	$102,548	$228,414	$347,989
Income from operations*	$19,326	$3,225	$53,080	$105,616

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        The following table summarizes our results of operations:

	Years Ended December 31,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,000,989	100.0%	$813,177	100.0%	$187,812	23.1%
Cost of sales	498,051	49.8	442,087	54.4	55,964	12.7

Gross profit	502,938	50.2	371,090	45.6	131,848	35.5
Selling, general and administrative expenses	253,850	25.4	188,843	23.2	65,007	34.4
Impairment loss on intangible assets	—	—	1,000	0.1	(1,000)	(100.0)

Income from operations	249,088	24.9	181,247	22.3	67,841	37.4
Other income, net	(1,021)	(0.1)	(1,976)	(0.2)	955	48.3

Income before income taxes	250,109	25.0	183,223	22.5	66,886	36.5
Income taxes	89,732	9.0	66,304	8.2	23,428	35.3

Net income	160,377	16.0	116,919	14.4	43,458	37.2
Net income attributable to the noncontrolling interest	(2,142)	(0.2)	(133)	*	(2,009)	*

Net income attributable to Deckers Outdoor Corporation	$158,235	15.8%	$116,786	14.4%	$41,449	35.5%

*
Calculation of percentage change is not meaningful.

        Overview.    The increase in net sales was primarily due to an increase in UGG product sales in all channels as well as Teva wholesale sales. The increase in income from operations resulted primarily from the increase in net sales and gross margin, partially offset by higher selling, general and administrative expenses.

        Net Sales.    The following table summarizes net sales by location and net sales by brand and distribution channel:

	Years Ended December 31,
			Change
	2010	2009	Amount	%
Net sales by location:
US	$764,111	$645,993	$118,118	18.3%
International	236,878	167,184	69,694	41.7

Total	$1,000,989	$813,177	$187,812	23.1%

Net sales by brand and distribution channel:
UGG:
Wholesale	$663,854	$566,964	$96,890	17.1%
eCommerce	84,574	66,939	17,635	26.3
Retail stores	124,718	77,934	46,784	60.0

Total	873,146	711,837	161,309	22.7

Teva:
Wholesale	96,207	71,952	24,255	33.7
eCommerce	4,838	5,289	(451)	(8.5)
Retail stores	302	421	(119)	(28.3)

Total	101,347	77,662	23,685	30.5

Other brands:
Wholesale	23,476	19,644	3,832	19.5
eCommerce	2,396	3,438	(1,042)	(30.3)
Retail stores	624	596	28	4.7

Total	26,496	23,678	2,818	11.9

Total	$1,000,989	$813,177	$187,812	23.1%

Total eCommerce	$91,808	$75,666	$16,142	21.3%

Total Retail stores	$125,644	$78,951	$46,693	59.1%

        The increase in net sales was primarily driven by strong sales for the UGG brand. We experienced an increase in the number of pairs sold in all segments, led by our UGG and Teva wholesale channels and our retail stores. This resulted in a 14.6% overall increase in the volume of footwear sold for all brands to approximately 18.0 million pairs for 2010 from approximately 15.7 million pairs for 2009. In addition, our weighted-average wholesale selling price per pair increased approximately 4.1% to $47.71 in 2010 from $45.83 in 2009. This increase resulted primarily from higher UGG sales, which generally carry higher average selling prices, and from higher Teva brand selling prices.

        Wholesale net sales of our UGG brand increased primarily due to an increase in pairs sold, as well as an increase in the average selling price. We cannot assure investors that UGG brand sales will continue to grow at their past pace.

        Wholesale net sales of our Teva brand increased due to both an increase in the average selling price and an increase in pairs sold. The average selling price increase was primarily the result of decreased closeout sales and was also the result of realizing the benefit of assuming the distribution rights in Benelux and France starting in January 2010.

        Wholesale net sales of our other brands increased due to both an increase in pairs sold and an increase in average selling price.

        Net sales of our eCommerce business increased due to an increase in both the average selling price and the number of pairs sold.

        The increase in net sales of our retail store business, consisting mainly of UGG brand sales, was largely due to the addition of nine new stores opened since December 31, 2009. New stores that were not open for the full year ended December 31, 2009 contributed approximately $44,000 of retail sales for year ended December 31, 2010 compared to approximately $9,000 in 2009. We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate. For those stores that were open during the full year ended December 31, 2009 and 2010, same store sales grew by 16.6%. Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

        International sales, which are included in the segment sales above, for all of our products combined represented 23.7% and 20.6% of worldwide net sales for 2010 and 2009, respectively. The international sales growth was led by the UGG brand, including our retail stores, and the Teva brand in the European region.

        Gross Profit.    As a percentage of net sales, gross margin increased to 50.2% for 2010 from 45.6% for 2009, primarily due to a higher percentage of retail sales and increased wholesale margins in all wholesale segments. We experienced a reduced impact of closeout sales for the Teva brand and began realizing the benefit of the direct wholesale business in Benelux starting in January 2010. In addition, we received approximately $7,000 in duty refunds during the year ended December 31, 2010, which we do not expect to recur at this level. Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the full year of 2011 compared to 2010.

        Selling, General and Administrative Expenses (SG&A).    As a percentage of net sales, SG&A increased to 25.4% of net sales for 2010 from 23.2% for 2009. The increase in SG&A resulted primarily from:

  •
  a planned increase in international expenses of approximately $22,000 in support of our continued growth globally, including initial distributor conversion expenses and fixed costs related to three new international retail stores that were not open as of December 31, 2009,

  •
  approximately $10,000 of divisional expenses primarily related to our UGG brand, and

  •
  fixed costs of approximately $9,000 related to six new domestic retail stores that were not open as of December 31, 2009.

        Impairment Loss.    We conducted our annual impairment evaluation of goodwill and nonamortizable intangible assets for 2010 and 2009. We did not recognize an impairment loss in 2010. In addition to our annual impairment test for 2009, as of June 30, 2009, impairment indicators arose that the TSUBO intangible assets were possibly impaired. As a result, we conducted an interim impairment evaluation of the TSUBO trademarks and concluded that the fair value was lower than the carrying amount. Therefore, we recognized an impairment loss of $1,000 on the TSUBO trademarks during the three months ended June 30, 2009. For further discussion of our impairment evaluations, refer to "Critical Accounting Policies and Estimates" below.

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

	Years Ended December 31,
			Change
	2010	2009	Amount	%
UGG wholesale	$305,132	$232,712	$72,420	31.1%
Teva wholesale	16,379	12,495	3,884	31.1
Other brands wholesale(1)	(6,373)	(14,698)	8,325	56.6
eCommerce	23,541	21,073	2,468	11.7
Retail stores	30,682	18,498	12,184	65.9
Unallocated overhead costs	(120,273)	(88,833)	(31,440)	(35.4)

Total	$249,088	$181,247	$67,841	37.4%

(1)
Included in Other brands loss from operations in 2009 is an impairment loss of $1,000.

        Income from operations increased primarily due to the increase in sales and gross margins, partially offset by higher selling, general and administrative expenses.

        The increase in income from operations of UGG brand wholesale was primarily the result of the higher sales and an increase of 5.5 percentage points on gross margin, partially attributable to the duty refunds and the higher content of retail sales, as well as increased net bad debt recoveries of approximately $1,000. The increase was partially offset by approximately $10,000 of increased marketing and promotional expenses; research, development, and design expenses; and divisional sales expenses.

        The increase in income from operations of Teva brand wholesale was primarily the result of higher sales and an increase of 3.2 percentage points on gross margin largely due to the benefit of the direct business in Benelux, partially offset by an approximate $5,000 increase in divisional expenses.

        The loss from operations of our other brands wholesale improved primarily due to a 14.6 percentage point increase on gross margin, increased sales, and an approximate $3,000 decrease in marketing and promotional expenses.

        Income from operations of our eCommerce business increased primarily due to an increase in sales, partially offset by approximately $5,000 in increased operating expenses primarily due to increased marketing and promotional expenses as well as increased payroll expenses.

        Income from operations of our retail store business increased primarily due to the higher sales and a 1.2 percentage point increase in gross margin, partially offset by approximately $15,000 of higher operating expenses primarily related to our new store openings.

        Unallocated overhead costs increased most significantly from an increase of approximately $11,000 related to international infrastructure costs to support our continued growth.

        Other (Income) Expense.    Interest expense increased due to negative interest expense in 2009 due to the reversal of accrued interest related to certain tax obligations for one of the Company's foreign subsidiaries. In addition, we incurred additional interest expense on income tax related liabilities in 2010. Interest income decreased primarily from significantly lower market interest rates, as well as a shift in our investment mix to all highly liquid cash equivalents. Other income, net increased primarily due to a one-time foreign sales tax exemption of approximately $1,000.

        Income Taxes.    Income tax expense and effective income tax rates were as follows:

	Years Ended December 31,
	2010	2009
Income tax expense	$89,732	$66,304
Effective income tax rate	35.9%	36.2%

        The effective tax rate is subject to ongoing review and evaluation by management and can vary from year to year. We anticipate our effective tax rate for the full year 2011 to decrease from 2010, primarily due to an increase in our projected annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in most of our foreign jurisdictions are taxed at significantly lower rates than the US.

        Net Income Attributable to the Noncontrolling Interest.    Net income attributable to the noncontrolling interest in our joint venture with Stella International increased in 2010 over 2009 primarily due to the opening of three new retail stores in China, which became profitable during their first year.

        Net Income Attributable to Deckers Outdoor Corporation.    Our net income increased as a result of the items discussed above. Our diluted earnings per share increased by 36.1% to $4.03 in 2010 from $2.96 in 2009, primarily as a result of the increase in net income.

  Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        The following table summarizes our results of operations:

	Years Ended December 31,
	2009		2008		Change
	Amount	%	Amount	%	Amount	%
Net sales	$813,177	100.0%	$689,445	100.0%	$123,732	17.9%
Cost of sales	442,087	54.4	384,127	55.7	57,960	15.1

Gross profit	371,090	45.6	305,318	44.3	65,772	21.5
Selling, general and administrative expenses	188,843	23.2	152,574	22.1	36,269	23.8
Impairment loss on intangible assets	1,000	0.1	35,825	5.2	(34,825)	(97.2)

Income from operations	181,247	22.3	116,919	17.0	64,328	55.0
Other income, net	(1,976)	(0.2)	(3,583)	(0.5)	1,607	44.9

Income before income taxes	183,223	22.5	120,502	17.5	62,721	52.0
Income taxes	66,304	8.2	46,631	6.8	19,673	42.2

Net income	116,919	14.4	73,871	10.7	43,048	58.3
Net (income) loss attributable to the noncontrolling interest	(133)	*	77	*	(210)	*

Net income attributable to Deckers Outdoor Corporation	$116,786	14.4%	$73,948	10.7%	$42,838	57.9%

*
Calculation of percentage change is not meaningful.

        Overview.    The increase in net sales was primarily due to an increase in UGG wholesale product sales as well as retail store sales. The increase in income from operations resulted primarily from the increase in net sales and gross margin, partially offset by higher selling, general and administrative expenses. In addition, we experienced a significant reduction in impairment losses.

        Net Sales.    The following table summarizes net sales by location and net sales by brand and distribution channel:

	Years Ended December 31,
			Change
	2009	2008	Amount	%
Net sales by location:
US	$645,993	$581,512	$64,481	11.1%
International	167,184	107,933	59,251	54.9

Total	$813,177	$689,445	$123,732	17.9%

Net sales by brand and distribution channel:
UGG:
Wholesale	$566,964	$483,781	$83,183	17.2%
eCommerce	66,939	60,642	6,297	10.4
Retail stores	77,934	37,558	40,376	107.5

Total	711,837	581,981	129,856	22.3

Teva:
Wholesale	71,952	80,882	(8,930)	(11.0)
eCommerce	5,289	5,219	70	1.3
Retail stores	421	417	4	1.0

Total	77,662	86,518	(8,856)	(10.2)

Other brands:
Wholesale	19,644	17,558	2,086	11.9
eCommerce	3,438	2,908	530	18.2
Retail stores	596	480	116	24.2

Total	23,678	20,946	2,732	13.0

Total	$813,177	$689,445	$123,732	17.9%

Total eCommerce	$75,666	$68,769	$6,897	10.0%

Total Retail stores	$78,951	$38,455	$40,496	105.3%

        The increase in net sales was primarily driven by strong sales for the UGG brand. In addition, our weighted-average wholesale selling price per pair increased approximately 8.0% in 2009 versus 2008, resulting primarily from higher UGG sales, which generally carry higher average selling prices. We experienced an increase in the number of pairs sold of our UGG brand, partially offset by a decrease in the number of pairs sold of our Teva brand. This resulted in a 6.8% overall increase in the volume of footwear sold for all brands to approximately 15.7 million pairs for 2009 from approximately 14.7 million pairs for 2008.

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

        Wholesale net sales of our other brands increased, as we did not own all of our other brands during 2008.

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

        International sales, which are included in the segment sales above, for all of our products combined represented 20.6% of worldwide net sales for 2009 compared to 15.7% for 2008. The majority of the international sales growth was from the UGG brand, including our retail stores which were not open for the full year of 2008, plus our new stores we opened in 2009. Our international growth was led by the European region.

        Gross Profit.    As a percentage of net sales, gross margin increased to 45.6% for 2009 from 44.3% for 2008, primarily due to a higher percentage of retail sales and increased margins for our UGG wholesale and retail stores segments. We were able to contain certain costs for production and shipping, primarily related to UGG products. This was partially offset by an increased impact of closeout sales for our other brands including negative average margins. In addition, our international distributor sales increased, which carry lower margins. International sales represented a greater percentage of our total sales for 2009 versus 2008.

        Selling, General and Administrative Expenses (SG&A).    As a percentage of net sales, SG&A increased to 23.2% for 2009 from 22.1% of net sales for 2008. The increase in SG&A both as a percentage of sales and in absolute dollars resulted primarily from a planned increase in payroll expenses of approximately $21,000, as well as costs of approximately $10,000 primarily associated with five new retail stores that were not open at December 31, 2008.

        Impairment Loss on Intangible Assets.    We conducted our annual impairment evaluation of goodwill and nonamortizable intangible assets as of December 31, 2009 and 2008. In addition to our annual impairment test, as of June 30, 2009, impairment indicators arose that the TSUBO intangible assets were possibly impaired. As a result, we conducted an interim impairment evaluation of the TSUBO trademarks and concluded that the fair value was lower than the carrying amount. Therefore, we recognized an impairment loss of $1,000 on the TSUBO trademarks during the three months ended June 30, 2009. In 2008, we recognized an impairment loss of $20,400 on our Teva trademarks, $11,929 on our Teva goodwill and $3,496 on our TSUBO goodwill. For further discussion of our impairment evaluations, refer to "Critical Accounting Policies and Estimates" below.

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

	Years Ended December 31,
			Change
	2009	2008	Amount	%
UGG wholesale	$232,712	$187,824	$44,888	23.9%
Teva wholesale(1)	12,495	(18,688)	31,183	166.9
Other brands wholesale(2)	(14,698)	(7,104)	(7,594)	(106.9)
eCommerce	21,073	22,364	(1,291)	(5.8)
Retail stores	18,498	6,649	11,849	178.2
Unallocated overhead costs	(88,833)	(74,126)	(14,707)	(19.8)

Total	$181,247	$116,919	$64,328	55.0%

(1)
Included in Teva loss from operations in 2008 is an impairment loss of $32,329.

(2)
Included in Other brands loss from operations in 2009 and 2008 is an impairment loss of $1,000 and $3,496, respectively.

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

        The increase in the loss from operations of our other brands was largely due to lower gross margins, mainly attributed to an increased impact of closeout sales and inventory write-downs. In addition, we recognized our planned increase in marketing and promotional expenses in the first half of 2009. We did not own all of our other brands during 2008. We acquired, integrated, or continued to develop our other brands during 2009.

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

        Other (Income) Expense.    Interest income decreased by $2,180 in 2009 from 2008, primarily from lower overall market interest rates, as well as a shift in our investment mix to a greater percentage of safer, more liquid and lower yielding investments. Interest expense was negative due to the reversal of accrued interest originally recorded in prior periods related to certain tax obligations for one of our foreign subsidiaries. Management determined that any remaining liability for such matters was remote, and therefore, we reversed the previously accrued amount.

        Income Taxes.    Income tax expense and effective income tax rates were as follows:

	Years Ended December 31,
	2009	2008
Income tax expense	$66,304	$46,631
Effective income tax rate	36.2%	38.7%

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

        Net (Income) Loss Attributable to the Noncontrolling Interest.    Net income attributable to the noncontrolling interest in our joint venture with Stella International, which was formed in July 2008, was $133 for 2009, compared to a net loss of $77 in 2008.

        Net Income Attributable to Deckers Outdoor Corporation.    Our net income increased as a result of the items discussed above. Our diluted earnings per share increased by 58.8% to $2.96 for 2009 from $1.87 in 2008, as a result of the increase in net income, as well as lower weighted-average diluted shares, primarily related to our stock repurchases in 2009.

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

        The recent economic recession and continuing economic uncertainty present significant challenges to the investment markets and have limited the availability of short-term debt for working capital. These factors could adversely impact our future financial condition and our future results of operations.

        Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand's major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva brand generally begins to build its inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters. Given the seasonality of our UGG and our Teva brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows. If necessary, we may borrow funds under our credit agreement. During 2010, 2009, and 2008, we did not borrow funds under our credit agreement.

        The following table summarizes our cash flows and working capital:

	Year Ended December 31,
			Change
	2010	2009	Amount	%
Net cash provided by operating activities	$139,922	$185,474	$(45,552)	(24.6)%
Net cash used in investing activities	$(1,600)	$(25,398)	$23,798	93.7%
Net cash used in financing activities	$(9,052)	$(21,065)	$12,013	57.0%

	Year Ended December 31,
			Change
	2010	2009	Amount	%
Cash and cash equivalents	$445,226	$315,862	$129,364	41.0%
Short-term investments	—	26,120	(26,120)	*
Trade accounts receivable	116,663	76,427	40,236	52.6
Inventories	124,995	85,356	39,639	46.4
Other current assets	28,848	17,222	11,626	67.5

Total current assets	$715,732	$520,987	$194,745	37.4%

Trade accounts payable	$67,073	$47,331	$19,742	41.7
Other current liabilities	77,790	53,539	24,251	45.3

Total current liabilities	$144,863	$100,870	$43,993	43.6%

Net working capital	$570,869	$420,117	$150,752	35.9%

*
Calculation of percentage change is not meaningful.

        Cash from Operating Activities.    Net cash provided by operating activities decreased primarily due to increases in accounts receivable and inventory in 2010 versus decreases in 2009. The increase in accounts receivable was primarily due to increased international accounts receivable, driven by the international sales growth which carry longer terms, and also due to the timing of customer purchases. The increase in inventory was primarily due to higher projected sales in the first quarter of 2011 versus 2010, nine new stores, and increased international inventory. These changes were partially offset by larger increases in net income, accrued expenses, and accounts payable in 2010 versus 2009. The larger increase in accrued expenses was primarily due to increased accrued payroll related to increased headcount and timing of payments. The larger increase in accounts payable was primarily due to timing of cash payments, as well as increased purchases of inventory and other expenses in support of our growth. Net working capital increased as of December 31, 2010 compared to December 31, 2009, primarily as a result of higher cash and cash equivalents, accounts receivable, and inventories, partially offset by other current liabilities and accounts payable. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

        Wholesale accounts receivable turnover increased to 8.3 times in the twelve months ended December 31, 2010 from 7.8 times in the twelve months ended December 31, 2009, primarily due to increased sales and cash collections for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009.

        Inventory turnover increased to 4.2 times for the year ended December 31, 2010 from 3.8 times for the year ended December 31, 2009, mainly because sales, and related costs of sales, increased at a higher rate than the increase in average inventory balances during the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009.

        Cash from Investing Activities.    Net cash used in investing activities for 2010 resulted primarily from purchases of property and equipment and acquisitions of businesses, partially offset by sales of short-term investments. Our larger capital expenditures were related to the build out of new retail stores and computer hardware and software. In addition, we did not purchase short-term investments in 2010, as we shifted our investments to highly liquid cash equivalents. Net cash used in investing activities in 2009 was comprised primarily of purchases of property and equipment and net purchases of short-term investments. Our capital expenditures in 2009 were primarily related to the build out of new retail stores, expansion of our warehouse pick module and computer hardware and software. As our short-term investments matured, we invested in cash equivalents, thus decreasing purchases and sales of short-term investments.

        As of December 31, 2010, we had no material commitments for future capital expenditures, but we estimate that the capital expenditures for 2011 will range from approximately $55,000 to $60,000 and anticipate those will include the build-out of new retail stores and miscellaneous computer hardware and software. The actual amount of capital expenditures for 2011 may differ from this estimate, largely depending on any unforeseen needs to replace existing assets and the timing of expenditures.

        Cash from Financing Activities.    In both 2010 and 2009, net cash used in financing activities was comprised primarily of cash used for repurchases of our common stock and for shares withheld for taxes from employee stock unit vestings, partially offset by excess tax benefits from stock compensation.

        In June 2009, we announced that our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. Prior to the stock split, we repurchased shares that were retired; the repurchased shares and repurchase price were not affected by the stock split. During the twelve months ended December 31, 2010, we repurchased approximately 230,000 shares for approximately $10,100, or an average price of $43.67 per share. As of December 31, 2010, the remaining amount approved to repurchase shares was approximately $20,000.

        In May 2010, we entered into the Second Amendment and Restated Credit Agreement with Comerica Bank, or the Credit Agreement. The Credit Agreement provides for a maximum availability of $20,000. Up to $12,500 of borrowings may be in the form of letters of credit. The Credit Agreement bears interest at the lender's prime rate (3.25% at December 31, 2010) or, at our option, at the London Interbank Offered Rate, or LIBOR, (0.26% at December 31, 2010) plus 1.0%, and is secured by substantially all of our assets. The Credit Agreement includes annual commitment fees of $60 per year which can be waived if we deposit $10,000 in non-interest bearing new deposits with Comerica Bank, provided that such deposits may be removed by us at any time, subject to paying a pro-rated annual commitment fee. The Credit Agreement expires on June 1, 2012. At December 31, 2010, we had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $724. As a result, $19,276 was available under the Credit Agreement at December 31, 2010.

        The Credit Agreement contains certain financial covenants. The covenants currently include a maximum additional debt of $20,000, maximum asset sales of $5,000, maximum loans to employees of $200, and maximum loans to subsidiaries who are not parties to the Credit Agreement of $25,000. As of December 31, 2010, we were in compliance with all covenants and remain so as of the date of this report. The agreements underlying the Credit Agreement also contain certain financial covenants, if outstanding obligations exceed $2,000, including a minimum tangible net worth requirement of $294,891 plus 75% of the consolidated net profit on a cumulative basis, commencing with the fiscal year ended December 31, 2010, no consolidated net loss for two or more consecutive fiscal quarters and maximum acquisitions of

$25,000 per calendar year. At December 31, 2010, these covenants were not in effect because our balance did not exceed $2,000.

        Contractual Obligations.    The following table summarizes our contractual obligations at December 31, 2010 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$120,204	$21,928	$34,590	$25,526	$38,160
Purchase obligations(2)	196,427	191,593	3,734	1,100	—
Unrecognized tax benefits(3)	5,506	5,506	—	—	—

Total	$322,137	$219,027	$38,324	$26,626	$38,160

(1)
Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and corporate and regional offices. Other long-term liabilities on our consolidated balance sheets include primarily deferred rents, of which the cash lease payments are included in operating lease obligations in this table.

(2)
Our purchase obligations consist largely of open purchase orders. They also include promotional expenses and service contracts. Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year. These are outstanding open orders and not minimum purchase obligations. Our promotional expenditures and service contracts are due periodically through 2014.

(3)
The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized. See Note 5 to our accompanying consolidated financial statements.

        In addition to the amounts in the table above, we have entered into other off-balance sheet arrangements. We agreed to make loans to our joint venture with Stella International, should the need arise. As of December 31, 2010, the estimated remaining loans by Deckers were expected to be approximately $1,000. We also have potential future earn-out payments relating to our acquisitions of TSUBO, LLC and Ahnu, Inc. through 2013. These amounts were excluded from the table above as all conditions for the earn-out payments have not been met. Additionally, we entered into or amended agreements with certain of our international distributors to assume control of the distribution rights in those regions. Under these agreements, we expect to make total payments to these distributors of approximately $12,000 in 2011. The payments include consideration for the purchase of certain assets and services.

        We believe that internally generated funds, the available borrowings under our existing Credit Agreement or a new credit agreement, cash and cash equivalents, and short-term investments will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements. However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit, and market volatility, among others. See Part I, Item 1A, and "Risk Factors" for a discussion of additional factors that may affect our working capital position. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Credit Agreement. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there is no material definitive agreement with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

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

        The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and reserves, which are discussed below:

	December 31, 2010		December 31, 2009
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$130,435		$88,217
Allowance for doubtful accounts	$1,379	1.1%	$2,710	3.1%
Reserve for sales discounts	$5,819	4.5%	$2,796	3.2%
Allowance for estimated chargebacks	$2,535	1.9%	$3,049	3.5%

	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$430,124		$347,989
Allowance for estimated returns	$4,039	0.9%	$3,235	0.9%
Estimated returns liability	$4,838	1.1%	$4,018	1.2%

        Allowance for Doubtful Accounts.    We provide a reserve against trade accounts receivable for estimated losses that may result from customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which all or a portion of are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience. Reserves have been established for all projected losses of this nature. The decrease in the allowance for doubtful accounts as of December 31, 2010 compared to December 31, 2009 was primarily due to a decrease of approximately $1,100 in one account's specific reserve, as that customer had filed for bankruptcy, and subsequently, we recovered the outstanding account balance against which we had previously reserved. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at December 31, 2010 by approximately $580.

        Reserve for Sales Discounts.    A significant portion of our domestic net sales and resulting trade accounts receivable reflects a discount that the customers may take, generally based upon meeting certain order, shipment and payment timelines. We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts. The increase in the reserve was primarily due to increased sales to customers with allowed discounts. Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that are entitled to discounts would change the reserve for sales discounts at December 31, 2010 by approximately $580.

        Allowance for Estimated Chargebacks.    When our domestic wholesale customers pay their invoices, they often take deductions for chargebacks against their invoices, which are often valid. Therefore, we record an allowance for the balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances. This estimate is based on historical trends of the timing and amount of chargebacks taken against invoices. The decrease in the allowance was largely attributable to additional resources focused on customer deductions.

        Allowance for Estimated Returns and Estimated Returns Liability.    We record an allowance for anticipated future returns of goods shipped prior to period-end and a liability for anticipated returns of goods sold direct to consumers. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We also accept returns from our retail and eCommerce customers for a thirty day period. We base the amounts of the allowance and liability on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the allowance and liability reserves for returns in total at December 31, 2010 by approximately $2,750.

        Inventory Write-Downs.    Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At December 31, 2010, inventories were stated at $124,995 net of inventory write-downs of $1,684. At December 31, 2009, inventories were stated at $85,356, net of inventory write-downs of $1,846. The decrease in inventory write-downs at December 31, 2010 compared to December 31, 2009 was primarily due to sales of previously written-down inventory, primarily in our other brands segment inventories, and a reduction in prior season inventory. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at December 31, 2010 by approximately $290.

        Valuation of Goodwill, Intangible and Other Long-Lived Assets.    Annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the impairment of goodwill, intangible and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying amount of these assets individually. We test goodwill and nonamortizable intangible assets for impairment on an annual basis as of December 31, except for our Teva trademarks which, beginning in 2010 to allow sufficient time to complete the analysis before our year-end reporting, are tested as of October 31, based on the fair value of the reporting unit for goodwill and the fair value of the assets for nonamortizable intangibles compared to their respective carrying value. We consider other long-lived assets to be impaired if we determine that the carrying value may not be recoverable. Among other considerations, we consider the following factors:

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

        As of October 31 (for our Teva trademarks) and as of December 31, 2010, we performed our annual impairment tests of goodwill and nonamortizable intangible assets using income approaches and valuation techniques and determined that there was no impairment of goodwill or intangible assets as of October 31 or December 31, 2010 on our Teva trademarks or other nonamortizable intangible assets and goodwill, respectively. Our Teva trademarks were evaluated using the relief from royalty method. Our use of different estimates (including estimated royalty rates, discount rates, market multiples, and future revenues, among others) and assumptions could produce different financial results. As of October 31, 2010, our Teva trademarks had a carrying value of $15,300. At that date, our estimate of the trademarks' fair value was substantially in excess of the carrying value. However, if growth rates fail to meet our forecasts, impairment of the Teva trademark may occur in the future. Our goodwill balance at December 31, 2010 represents goodwill primarily in the UGG reporting unit which has a fair value substantially in excess of the carrying value.

        On December 31, 2009, we performed our annual impairment test of goodwill and nonamortizable intangible assets using income approaches and valuation techniques and determined that there was no impairment of goodwill or intangible assets as of December 31, 2009.

        As of June 30, 2009, our inability to reach our 2009 TSUBO brand period to date sales targets along with a reduced long-term forecast for TSUBO brand sales growth were indicators that the TSUBO nonamortizable intangible assets were possibly impaired. As a result, we conducted an interim impairment evaluation of the TSUBO nonamortizable intangible assets as of June 30, 2009 and concluded that the fair value of the TSUBO trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $1,000 in the second quarter of 2009 on the TSUBO trademarks. In addition, we began amortizing the remaining balance of the TSUBO trademarks over 10 years.

        As of June 30, 2008, our inability to reach our 2008 Teva brand period to date sales targets along with a reduced long-term forecast for Teva brand sales growth were indicators that the Teva goodwill and other nonamortizable intangible assets were possibly impaired. As a result, we conducted an interim impairment evaluation of the Teva goodwill and other nonamortizable intangible assets as of June 30, 2008 and concluded that the Teva goodwill was not impaired, but the fair value of the Teva trademarks was lower than the carrying amount. Therefore, we recognized an impairment loss of $14,900 in the second quarter of 2008 on the Teva trademarks. As of December 31, 2008, due in part to the continued decline in the economy in the second half of 2008, we reduced our long-term Teva brand sales forecast. In addition, as of December 31, 2008, we experienced a significant decline in our market capitalization due to declines in market multiples. As a result of the reduced sales forecast and the decline in market capitalization, we concluded that the fair value of our Teva trademarks and Teva goodwill were below their respective carrying amounts. Further, due to the decline in our market capitalization, we concluded that the fair value of our TSUBO goodwill was also below its carrying amount. Therefore, we recognized an impairment loss in the fourth quarter of 2008 of $5,500 on our Teva trademarks and $15,425 on our goodwill, which was the entire balance of both our Teva and TSUBO goodwill. The impairment loss is reflected in our consolidated statements of income for the year ended December 31, 2008.

        We evaluate amortizable long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At least quarterly, we evaluate whether any impairment triggering events, including the following, have occurred which would require such asset groups to be tested for impairment:

  •
  A significant decrease in the market price of a long-lived asset group;

  •
  a significant adverse change in the extent or manner in which a long-lived asset group is being used or in its physical condition;

  •
  a significant adverse change in legal factors or in business climate that could affect the value of a long-lived asset group, including an adverse action or assessment by a regulator;

  •
  an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset group;

  •
  a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group; or

  •
  a current expectation that, more likely than not, a long-lived asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

        When an impairment triggering event has occurred, we test for recoverability of the asset groups carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group in determining the fair value of each asset group. In determining the service potential of a long-lived asset group, we consider its remaining useful life, cash-flow generating capacity, and physical output capacity. These estimates include the undiscounted cash flows associated with future expenditures necessary to maintain the existing service potential, as well as future capital expenditures that would increase the service potential of a long-lived asset group. Our long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss, if any, would only reduce the carrying amount of long-lived assets in the group based on the fair value of the group assets. We have identified our asset groups as follows: each retail store, our eCommerce business, and the UGG, Teva, and each of our other brands wholesale businesses. As of December 31, 2010, the fair value of assets in our other brands asset group did not exceed the carrying values, and therefore we recorded an impairment on those individual brands' assets that did not exceed their carrying values. The amount was not material to our financial statements and was recorded in selling, general and administrative expenses. All other asset groups' fair values were substantially in excess of the carrying values. Our methodologies used as of December 31, 2010 did not change from the prior year.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Interest Rate Risk.    Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in LIBOR. Our credit agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 31, 2010, we had no outstanding borrowings under the credit agreement. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

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

        We currently utilize forward contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, for a portion of the amounts we expect to purchase and sell in foreign currencies. As our international operations grow and we increase purchases and sales in foreign currencies, we will evaluate and utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. We do not use foreign currency contracts for trading purposes.

        Although the majority of our sales and inventory purchases are denominated in US currency, our sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations. Approximately $70,000, or 7.1%, of our total net sales during the year ended December 31, 2010 were denominated in foreign currencies. As we begin to hold more cash in foreign currencies, we are exposed to financial statement translation gains and losses as a result of translating the operating results and financial positions held in foreign currencies into US dollars. We translate monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year. In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, which may have a negative impact on our net sales and gross margins. As of December 31, 2010, our hedging contracts had notional amounts totaling approximately $66,000. Based upon sensitivity analysis as of December 31, 2010, a 10% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $5,800.

        Commodity Price Risk.    We purchase certain materials that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, global economic conditions, and other factors which are not considered predictable or within our control. Although these materials are subject to changes in commodity prices, we use purchasing contracts or pricing arrangements to reduce the impact of price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. In the event of significant commodity cost increases, we may not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.

Item 8.    Financial Statements and Supplementary Data.

        Financial Statements and the Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(a)   Disclosure Controls and Procedures.

        The Company maintains a system of disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this report.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2010, the Company maintained effective internal control over financial reporting. The registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company's internal control over financial reporting. The Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

(c)   Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        All additional information required by this item, including information relating to Directors and Executive Officers of the Registrant, is set forth in the Company's definitive proxy statement relating to the Registrant's 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2010, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information relating to Executive Compensation is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2010, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2010, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to Certain Relationships and Related Transactions is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2010, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Information relating to Principal Accountant Fees and Services is set forth under "Proposal No. 2-Independent Registered Public Accounting Firm" in the Company's definitive proxy statement relating to the Registrant's 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2010, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on Page F-1 hereof.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation as amended through May 27, 2010. (Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated by reference herein)
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
10.6
Lease Agreement dated September 15, 2004 between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
10.7
First Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated December 1, 2004 (Exhibit 10.38 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
#10.8
Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 21, 2006 in connection with its 2006 Annual Meeting of Stockholders)
#10.9
First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 9, 2007 in connection with its 2007 Annual Meeting of Stockholders)
#10.10	Form of Restricted Stock Unit Award Agreement (Level 1) Under 2006 Equity Incentive Plan (Exhibit 10.2 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)

Exhibit Number	Description of Exhibit
#10.11	Form of Restricted Stock Unit Award Agreement (Level 2) Under 2006 Equity Incentive Plan (Exhibit 10.3 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.12	Form of Stock Appreciation Rights Award Agreement (Level 1) Under 2006 Equity Incentive Plan (Exhibit 10.4 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.13	Form of Stock Appreciation Rights Award Agreement (Level 2) Under 2006 Equity Incentive Plan (Exhibit 10.5 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.14	Form of Indemnification Agreement (Exhibit 10.1 to the Registrant's Form 8-K filed on June 2, 2008 and incorporated by reference herein)
#10.15	Replacement Director Compensation Agreement and Mutual Release, dated December 16, 2009 (Exhibit 10.1 to the Registrant's Form 8-K filed on December 17, 2009 and incorporated by reference herein)
#10.16
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Angel Martinez on December 22, 2009 (Exhibit 10.33 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein.)
#10.17
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Zohar Ziv on December 22, 2009 (Exhibit 10.34 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein.)
#10.18
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Thomas George on December 22, 2009 (Exhibit 10.35 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein.)
#10.19
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Constance Rishwain on December 22, 2009 (Exhibit 10.36 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein.)
#10.20
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Colin Clark on December 22, 2009 (Exhibit 10.37 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein.)
#10.21	Deckers Outdoor Corporation Deferred Compensation Plan (Exhibit 10.2 to the Registrant's Form 8-K filed on December 22, 2009 and incorporated by reference herein)
*#10.22	First Amendment to the Deckers Outdoor Corporation Deferred Compensation Plan, dated February 19, 2010
10.23
Second Amended and Restated Credit Agreement among Deckers Outdoor Corporation, TSUBO, LLC and Comerica Bank (Exhibit 10.1 to the Registrant's Form 8-K filed on May 28, 2010 and incorporated by reference herein)
*#10.24
Deckers Outdoor Corporation Amended and Restated Deferred Stock Unit Compensation Plan, a Sub Plan under the Deckers Outdoor Corporation 2006 Equity Incentive Plan, adopted by the Board of Directors on December 14, 2010
*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Exhibit
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to 18 USC. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.1
The following materials from the Company's Annual Report on Form 10-K for the annual period ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2010 and 2009; (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: March 1, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ANGEL R. MARTINEZ Angel R. Martinez	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2011
/s/ THOMAS A. GEORGE Thomas A. George	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011
/s/ KARYN O. BARSA Karyn O. Barsa	Director	March 1, 2011
/s/ MAUREEN CONNERS Maureen Conners	Director	March 1, 2011
/s/ JOHN M. GIBBONS John M. Gibbons	Director	March 1, 2011
/s/ REX A. LICKLIDER Rex A. Licklider	Director	March 1, 2011
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 1, 2011
/s/ JOHN G. PERENCHIO John G. Perenchio	Director	March 1, 2011
/s/ TORE STEEN Tore Steen	Director	March 1, 2011

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Los Angeles, California
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Deckers Outdoor Corporation:

        We have audited Deckers Outdoor Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2010, and the related consolidated financial statement schedule, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

                      /s/ KPMG LLP

Los Angeles, California
March 1, 2011

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$445,226	$315,862
Short-term investments	—	26,120
Trade accounts receivable, net of allowances of $13,772 and $11,790 in 2010
and 2009, respectively	116,663	76,427
Inventories	124,995	85,356
Prepaid expenses and other current assets	16,846	7,510
Deferred tax assets	12,002	9,712

Total current assets	715,732	520,987
Property and equipment, at cost, net	47,737	35,442
Goodwill	6,507	6,507
Other intangible assets, net	18,411	17,433
Deferred tax assets	15,121	16,704
Other assets	5,486	1,970

Total assets	$808,994	$599,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$67,073	$47,331
Accrued payroll	35,109	20,869
Other accrued expenses	17,515	12,985
Income taxes payable	25,166	19,685

Total current liabilities	144,863	100,870

Long-term liabilities	8,456	6,269
Commitments and contingencies (note 8)
Stockholders' equity:
Deckers Outdoor Corporation stockholders' equity:
Common stock, $0.01 par value; authorized 125,000 and 50,000 shares; issued and outstanding 38,581 and 38,604 shares for 2010 and 2009, respectively	386	387
Additional paid-in capital	137,989	125,173
Retained earnings	513,459	365,304
Accumulated other comprehensive income	1,153	494

Total Deckers Outdoor Corporation stockholders' equity	652,987	491,358
Noncontrolling interest	2,688	546

Total equity	655,675	491,904

Total liabilities and equity	$808,994	$599,043

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net sales	$1,000,989	$813,177	$689,445
Cost of sales	498,051	442,087	384,127

Gross profit	502,938	371,090	305,318
Selling, general and administrative expenses	253,850	188,843	152,574
Impairment loss on intangible assets	—	1,000	35,825

Income from operations	249,088	181,247	116,919
Other (income) expense, net:
Interest income	(234)	(1,010)	(3,190)
Interest expense	566	(875)	(142)
Other, net	(1,353)	(91)	(251)

	(1,021)	(1,976)	(3,583)

Income before income taxes	250,109	183,223	120,502
Income taxes	89,732	66,304	46,631

Net income	160,377	116,919	73,871
Net (income) loss attributable to noncontrolling interest	(2,142)	(133)	77

Net income attributable to Deckers Outdoor Corporation	$158,235	$116,786	$73,948

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$4.10	$2.99	$1.89
Diluted	$4.03	$2.96	$1.87
Weighted-average common shares outstanding:
Basic	38,615	39,024	39,126
Diluted	39,292	39,393	39,585

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(amounts in thousands)

	Years Ended December 31, 2008, 2009 and 2010
						Total Deckers Outdoor Corp. Stockholders' Equity
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings			Non- controlling Interest	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance December 31, 2007	39,012	$390	$103,399	$194,567	$282	$298,638	$—	$298,638
Contribution from noncontrolling interest	—	—	—	—	—	—	490	490
Stock compensation expense	33	1	10,192	—	—	10,193	—	10,193
Exercise of stock options	108	1	403	—	—	404	—	404
Shares issued upon vesting	114	1	(1)	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	2,989	—	—	2,989	—	2,989
Shares withheld for taxes	—	—	(2,030)	—	—	(2,030)	—	(2,030)
Net income (loss)	—	—	—	73,948	—	73,948	(77)	73,871	$73,871
Foreign currency translation adjustment	—	—	—	—	(47)	(47)	—	(47)	(47)
Unrealized gain on short-term investments	—				157	157	—	157	157

Total comprehensive income									$73,981

Balance December 31, 2008	39,267	$393	$114,952	$268,515	$392	$384,252	$413	$384,665

Stock compensation expense	24	1	13,015	—	—	13,016	—	13,016
Exercise of stock options	15	—	107	—	—	107	—	107
Shares issued upon vesting	201	2	(1)	—	—	1	—	1
Excess tax detriment from stock compensation	—	—	(824)	—	—	(824)	—	(824)
Shares withheld for taxes	—	—	(2,082)	—	—	(2,082)	—	(2,082)
Stock repurchase	(903)	(9)	6	(19,997)	—	(20,000)	—	(20,000)
Net income	—	—	—	116,786	—	116,786	133	116,919	$116,919
Foreign currency translation adjustment	—	—	—	—	146	146	—	146	146
Unrealized loss on short-term investments	—	—	—	—	(44)	(44)	—	(44)	(44)

Total comprehensive income									$117,021

Balance December 31, 2009	38,604	$387	$125,173	$365,304	$494	$491,358	$546	$491,904

Stock compensation expense	30	—	12,782	—	—	12,782	—	12,782
Exercise of stock options	31	—	89	—	—	89	—	89
Shares issued upon vesting	146	1	(1)	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	3,525	—	—	3,525	—	3,525
Shares withheld for taxes	—	—	(3,579)	—	—	(3,579)	—	(3,579)
Stock repurchase	(230)	(2)	—	(10,080)	—	(10,082)	—	(10,082)
Net income	—	—	—	158,235	—	158,235	2,142	160,377	$160,377
Foreign currency translation adjustment	—	—	—	—	(905)	(905)	—	(905)	(905)
Unrealized gain on foreign currency hedging, net of tax	—	—	—	—	1,564	1,564	—	1,564	1,564

Total comprehensive income									$161,036

Balance December 31, 2010	38,581	$386	$137,989	$513,459	$1,153	$652,987	$2,688	$655,675

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$160,377	$116,919	$73,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	12,283	10,194	6,008
(Recovery of) provision for doubtful accounts, net	(786)	399	2,233
Write-down of inventory	2,465	3,955	4,785
Impairment loss on intangible assets	—	1,000	35,825
Deferred tax provision	(1,712)	5,308	(22,125)
Stock compensation	12,782	13,016	10,193
Other	(391)	60	(17)
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Trade accounts receivable	(39,449)	31,527	(38,153)
Inventories	(41,107)	5,247	(45,749)
Prepaid expenses and other current assets	(6,766)	(3,408)	(465)
Other assets	(1,651)	(1,012)	115
Trade accounts payable	19,742	3,790	6,739
Accrued expenses	16,468	2,583	9,049
Income taxes payable	5,480	(6,525)	7,120
Long-term liabilities	2,187	2,421	3,847

Net cash provided by operating activities	139,922	185,474	53,276

Cash flows from investing activities:
Purchases of short-term investments	—	(66,900)	(204,179)
Proceeds from sales of short-term investments	26,080	57,078	299,049
Purchases of property and equipment	(22,489)	(13,699)	(22,218)
Acquisitions of businesses	(5,191)	(1,877)	(5,936)

Net cash (used in) provided by investing activities	(1,600)	(25,398)	66,716

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(2,584)	(1,982)	(1,527)
Excess tax benefits from stock compensation	3,525	810	2,900
Cash received from issuances of common stock	89	107	404
Cash paid for repurchases of common stock	(10,082)	(20,000)	—
Contribution from minority interest holder of consolidated entity	—	—	490

Net cash (used in) provided by financing activities	(9,052)	(21,065)	2,267

Effect of exchange rates on cash	94	47	20

Net change in cash and cash equivalents	129,364	139,058	122,279
Cash and cash equivalents at beginning of year	315,862	176,804	54,525

Cash and cash equivalents at end of year	$445,226	$315,862	$176,804

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$82,493	$66,540	$58,741
Interest	$59	$19	$563
Non-cash investing activity:
Accruals for purchases of property and equipment	$247	$1,356	$186
Accruals for asset retirement obligation assets	$388	$—	$—
Non-cash financing activity:
Accruals for shares withheld for taxes	$1,598	$603	$503

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

        Deckers Outdoor Corporation strives to be a premier lifestyle marketer that builds niche brands into global market leaders by designing and marketing innovative, functional and fashion-oriented footwear and accessories, developed for both high performance outdoor activities and everyday casual lifestyle use. The Company's business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters and the highest percentage of Teva® brand net sales occurring in the first and second quarters of each year. The other brands do not have a significant seasonal impact on the Company. The Company owns 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China. Stella International is also one of the Company's major manufacturers in China. In March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc., an outdoor performance and lifestyle footwear brand. In January 2010, the Company acquired certain assets and liabilities, including reacquisition of its distribution rights, from its Teva distributor that sold to retailers in Belgium, the Netherlands, and Luxemburg (Benelux) as well as France. On September 30, 2010, the Company purchased a portion of a privately held footwear company as an equity method investment.

        On May 28, 2010, the Company announced that the Company's Board of Directors authorized a three-for-one stock split to be effected in the form of a stock dividend. Each stockholder of record received two additional shares of common stock for each share held on June 17, 2010, that was paid on July 2, 2010. All share and related information presented in these consolidated financial statements and notes reflect the increased number of shares and decreased stock prices resulting from this stock split for all periods presented.

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

  Goodwill and Other Intangible Assets

        Intangible assets consist primarily of goodwill, trademarks, and distributor relationships arising from the application of purchase accounting. Intangible assets with estimable useful lives are amortized and reviewed for impairment. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, as of December 31, except for the Teva trademarks which are tested as of October 31. For 2010, the Company changed its testing date for the Teva trademarks from December 31 to October 31 to allow it sufficient time to complete the analysis before its year-end reporting. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and the fair values of the intangible assets with indefinite lives.

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

  Depreciation and Amortization

        Depreciation of property and equipment is calculated using the straight-line method based on estimated useful lives ranging from two to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Leasehold improvement lives range from one to fifteen years. The Company allocates depreciation and amortization of property, plant, and equipment to cost of sales and selling, general and administrative expenses (SG&A). The majority of the Company's depreciation and amortization is included in SG&A expenses due to the nature of its operations. Most of the Company's depreciation is from its warehouse and its retail stores. The Company outsources all manufacturing; therefore, the amount allocated to cost of sales is not material.

  Fair Value of Measurements

        The fair values of the Company's cash and cash equivalents, restricted cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments. The fair values of the Company's long-term liabilities, if recalculated based on current interest rates, would not significantly differ from the recorded amounts. The fair value of the Company's derivatives are measured and recorded at fair value on a recurring basis (see note 10 for further information).

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

        Short-term investments are classified as available for sale and are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders' equity. Interest and dividends are included in interest income in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Securities with original maturities of three months or less are classified as cash equivalents. Those that mature over three months from their original date and in less than one year are classified as short-term investments, as the funds are used for working capital requirements. The fair values of the Company's short-term investments are shown in the table below and

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

were determined based on Level 1 inputs. The Company had no short-term investments at December 31, 2010.

	December 31, 2009
	Cost	Unrealized Gains	Fair Value
Government and agency securities	$26,118	$2	$26,120

Total	$26,118	$2	$26,120

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

  Nonqualified Deferred Compensation

        The Company established a nonqualified deferred compensation program effective February 1, 2010 ("the Plan"). The Plan permits a select group of management employees, designated by the Plan Committee, to defer earnings to a future date on a nonqualified basis. For each plan year, the Board may, but is not required to, contribute any amount it desires to any participant under the Plan. The Company's contribution will be determined by the Board annually in the fourth quarter. No such contribution had been approved as of December 31, 2010. All amounts deferred under this plan are presented in long-term liabilities in the consolidated balance sheet. The Company has established a trust as a reserve for the benefits payable under the Plan. The amounts deferred and the assets in trust related to the Plan were immaterial as of December 31, 2010.

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

  Research and Development Costs

        All research and development costs are expensed as incurred. Such costs amounted to $11,833, $8,111 and $5,619 in 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Advertising, Marketing, and Promotion Costs

        Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing and promotion are expensed as incurred. These expenses charged to operations for the years ended 2010, 2009 and 2008 were $33,104, $28,727, and $24,866 respectively. Included in prepaid and other current assets at December 31, 2010 and 2009 were $368 and $601, respectively, related to prepaid advertising, marketing, and promotion expenses for programs to take place after December 31, 2010 and 2009, respectively.

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

        The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties generated by income tax contingencies as interest expense in the consolidated statements of income.

  Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

        Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the years ended December 31, 2010, 2009, and 2008, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of stock-based awards.

        The reconciliations of basic to diluted weighted-average common shares are as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted-average shares used in basic computation	38,615,000	39,024,000	39,126,000
Dilutive effect of stock-based awards	677,000	369,000	459,000

Weighted-average shares used for diluted computation	39,292,000	39,393,000	39,585,000

        All options outstanding as of December 31, 2010, 2009, and 2008 were included in the computation of diluted income per share for 2010, 2009, and 2008, respectively.

        The Company included all nonvested stock units (NSUs) in the diluted income per share computation for 2010 and 2009 and excluded 5,000 contingently issuable shares of common stock underlying its NSUs for 2008. For 2010, the Company included its stock appreciation rights (SARs) and restricted stock units

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(RSUs) for the awards that vested on December 31, 2010 that settled on March 1, 2011 (see note 6), but excluded those shares in 2009 and 2008. For 2010, 2009, and 2008, the Company excluded the SARs and RSUs for the awards that are expected to vest on December 31, 2011 through December 31, 2016. The shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance through December 31, 2010, 2009 and 2008, respectively.

  Foreign Currency Translation

        The Company considers the US dollar as its functional currency. The Company has certain wholly-owned foreign subsidiaries with functional currencies other than the US dollar. Gains and losses that arise from exchange rate fluctuations on sales and purchase transactions denominated in a currency other than the functional currency are included in SG&A in the results of operations as incurred.

  Derivative Instruments and Hedging Activities

        The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward or option contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. In addition, the Company utilizes foreign exchange forward and option contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency contracts for speculative or trading purposes.

        The Company enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the consolidated balance sheets. The Level 2 inputs consist of forward spot rates at the end of the reporting period. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

        For all hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

        The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is dedesignated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. In all

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.

        Some foreign exchange contracts are not designated as hedging instruments for financial accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in selling, general and administrative expenses in the consolidated statements of income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in selling, general and administrative expenses. See note 10 for the impact of derivative instruments and hedging activities on the Company's consolidated financial statements.

  Comprehensive Income

        Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net income, foreign currency translation adjustments, and unrealized gains and losses on cash flow hedges and available for sale investments, the Company does not have any transactions and other economic events that qualify as comprehensive income.

  Business Segment Reporting

        Management of the Company has determined its reportable segments are its strategic business units. The five reportable segments are the UGG®, Teva®, and other brands wholesale divisions, the eCommerce business, and the retail store business. The Company performs an annual analysis of its reportable segments. Information related to the Company's business segments is summarized in note 9.

  Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Reclassifications

        Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current presentation.

(2) Retirement Plan

        The Company provides a 401(k) defined contribution plan that eligible employees may elect to participate through tax-deferred contributions. The Company matches 50% of each eligible participant's tax-deferred contributions on up to 6% of eligible compensation on a per payroll period basis, with a true-up contribution if such eligible participant is employed by the Company on the last day of the calendar year. Matching contributions totaled $2,472, $1,023 and $517 during 2010, 2009, and 2008, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. However, the Company did not make any profit sharing contributions for the years ended December 31, 2010, 2009 or 2008.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(3) Property and Equipment

        Property and equipment is summarized as follows:

	December 31,
	2010	2009
Machinery and equipment	$36,978	$29,566
Furniture and fixtures	8,986	6,741
Leasehold improvements	35,246	23,019

	81,210	59,326
Less accumulated depreciation and amortization	33,473	23,884

Net property and equipment	$47,737	$35,442

(4) Notes Payable and Long-Term Debt

        In May 2010, the Company and its subsidiary, TSUBO, LLC, entered into the Second Amended and Restated Credit Agreement with Comerica Bank (the "Credit Agreement"). The Credit Agreement provides for a maximum availability of $20,000. Up to $12,500 of borrowings may be in the form of letters of credit. Amounts borrowed under the Credit Agreement bears interest at the lender's prime rate or, at the Company's option, at the London Interbank Offered Rate, or LIBOR, plus 1.0%, and is secured by substantially all of the Company's assets. The Credit Agreement includes annual commitment fees of $60 per year, which can be waived if the Company deposits $10,000 in non-interest bearing new deposits with Comerica Bank; provided that such deposits may be removed by the Company at any time, subject to paying a pro-rated annual commitment fee. The Credit Agreement expires on June 1, 2012. At December 31, 2010, the Company had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $724. As a result, $19,276 was available under the Credit Agreement at December 31, 2010.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(5) Income Taxes

        Components of income taxes are as follows:

	Federal	State	Foreign	Total
2010:
Current	$71,032	$16,764	$3,648	$91,444
Deferred	(2,182)	377	93	(1,712)

	$68,850	$17,141	$3,741	$89,732

2009:
Current	$48,523	$10,350	$2,123	$60,996
Deferred	4,752	587	(31)	5,308

	$53,275	$10,937	$2,092	$66,304

2008:
Current	$55,505	$12,426	$825	$68,756
Deferred	(18,129)	(3,768)	(228)	(22,125)

	$37,376	$8,658	$597	$46,631

        Foreign income before income taxes was $43,327, $27,912 and $7,155 during the years ended December 31, 2010, 2009 and 2008, respectively.

        Actual income taxes differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years Ended December 31
	2010	2009	2008
Computed "expected" income taxes	$87,517	$64,105	$42,212
State income taxes, net of federal income tax benefit	10,566	7,600	5,904
Foreign rate differential	(11,304)	(7,878)	(492)
Other	2,953	2,477	(993)

	$89,732	$66,304	$46,631

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets (liabilities), current:
Uniform capitalization adjustment to inventory	$3,127	$1,995
Bad debt and other reserves	7,365	6,288
State taxes	4,360	2,771
Prepaid expenses	(2,850)	(1,342)

Total deferred tax assets, current	12,002	9,712

Deferred tax assets (liabilities), noncurrent:
Amortization and impairment of intangible assets	6,262	8,526
Depreciation of property and equipment	(3,230)	(2,572)
Share-based compensation	11,105	9,640
Foreign currency translation	(1,062)	—
Deferred rent	1,245	—
Other	63	—
Net operating loss carryforwards	738	1,110

Total deferred tax assets, noncurrent	15,121	16,704

Net deferred tax assets	$27,123	$26,416

        In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of $69,159. The deferred tax assets are primarily related to the Company's domestic operations. The change in net deferred tax assets between December 31, 2010 and December 31, 2009 includes $1,005 attributable to other comprehensive income. Domestic taxable income for the years ended December 31, 2010 and 2009 was $194,228 and $154,492, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance was recorded in 2010 or 2009.

        As of December 31, 2010, withholding and US taxes have not been provided on approximately $85,000 of unremitted earnings of non-US subsidiaries because the Company has reinvested these earnings permanently in such operations. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends.

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

Balance at December 31, 2008	$2,269
Gross increase related to current year tax positions	1,325
Gross increase related to prior years' tax positions	1,505
Lapse of statute of limitations	(88)

Balance at December 31, 2009	$5,011
Gross increase related to current year tax positions	2,235
Settlements	(1,740)

Balance at December 31, 2010	$5,506

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2010 was $3,175. Also, included in the balance of unrecognized tax benefits at December 31, 2010 was $2,331 that, if recognized, would be recorded as an adjustment to long term deferred tax assets. For the year ended December 31, 2010, $361 of interest generated by income tax contingencies was recognized in the consolidated statements of income. As of December 31, 2010 and 2009, $734 and $319, respectively, of interest was accrued in the consolidated balance sheets.

        The Company files income tax returns in the US federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local or non-US income tax examinations by tax authorities for years before 2006. In March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc. Ahnu, Inc. had approximately $2,600 in net operating loss carryforwards that were assumed as part of the acquisition, which are subject to limitations under Internal Revenue Code Section 382. The Company expects to fully utilize all net operating loss deferred tax assets related to this acquisition over the next 5 to 6 years. Therefore, no valuation allowance was recorded for these net operating losses. The Company's federal income tax returns for the years ended December 31, 2006 through December 31, 2009 are under examination by the Internal Revenue Service. The Company does not know the timing of completion of the examination or if the examination will result in a material effect to the Company's consolidated financial statements. It is reasonably possible that the Company's unrecognized tax benefit could change, and the Company cannot determine if any such change will be material. The Company believes its unrecognized tax benefits are appropriately reported.

        The Company has on-going income tax examinations under various state tax jurisdictions. It is the opinion of management that these audits and inquiries will not have a material impact on the Company's consolidated financial statements.

(6) Stockholders' Equity

        In May 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by Amendment No. 1 dated May 9, 2007, or the 2006 Plan. The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company's continued progress. The 2006 Plan provides for 6,000,000 shares of the Company's common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 4,500,000. Pursuant to the Deferred Stock Unit Compensation Plan, a Sub Plan under the 2006 Plan, a participant may elect to defer settlement of their outstanding unvested awards until such time as

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

elected by the participant. The 2006 Plan supersedes the Company's 1993 Stock Incentive Plan, as amended, or the 1993 Plan, which was subsequently terminated for new grants.

        The Company generally grants NSUs annually to key personnel. The NSUs granted entitle the employee recipients to receive shares of common stock in the Company, which generally vest in quarterly increments between the third and fourth anniversary of the grant. Most of these awards include vesting that is also subject to achievement of certain performance targets.

        The Company also has long-term incentive award agreements under the 2006 Plan for issuance of SAR awards and RSU awards to the Company's current and future executive officers. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. Provided that these conditions are met, one-half of the SAR and RSU awards vest 80% on December 31, 2010 and 20% on December 31, 2011, and one-half of the SAR and RSU awards vest 80% on December 31, 2015 and 20% on December 31, 2016. The awards that vested on December 31, 2010 were settled on March 1, 2011. The Company fully expensed these awards as of December 31, 2010. The Company recognizes expense only for those awards that management deems probable of achieving the performance and service objectives. Prior to the beginning of the three month period ended September 30, 2008, the Company did not believe that the achievement of the performance objectives for the SAR and RSU awards with final vesting dates of December 31, 2016 was probable, and therefore the Company had not recognized compensation expense for those awards. However, as of September 30, 2008, the Company determined that the achievement of the performance objectives for those awards was probable based on updated projections of future sales and diluted earnings per share. As a result, the Company began recording compensation expense for those awards during the three months ended September 30, 2008 with an adjustment of $1,531 recorded to recognize the cumulative to date compensation expense for those awards.

        In May 2009, the stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 shares to 50,000,000 shares. Subsequently, in May 2010, the stockholders approved another amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 125,000,000 shares.

        In June 2009, the Company announced that the Board of Directors approved a stock repurchase program to repurchase up to $50,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. The purchases will be funded from available working capital. During the year ended December 31, 2010, the Company repurchased 230,000 shares for approximately $10,100, or an average price of $43.67 per share. As of December 31, 2010, the remaining approved amount for repurchases was approximately $20,000.

        On a quarterly basis, the Company generally grants fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The table below summarizes stock compensation amounts recognized in the consolidated statements of income:

	Year Ended December 31,
	2010	2009	2008
Compensation expense recorded for:
NSUs	$7,915	$5,652	$4,344
SARs	3,420	5,287	3,856
RSUs	677	994	723
Directors' shares	770	1,083	1,270

Total compensation expense	12,782	13,016	10,193
Income tax benefit recognized	(5,127)	(5,096)	(4,154)

Net compensation expense	$7,655	$7,920	$6,039

        In the fourth quarter of 2010, one employee forfeited their SAR and RSU awards with final vesting dates of December 31, 2016. This resulted in a reversal of $544 and $89 of SAR and RSU compensation expense, respectively, in 2010 that was recorded during the year, as well as in prior periods.

        The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of December 31, 2010:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$15,563	1.9
SARs	8,197	4.4
RSUs	1,286	4.4

Total	$25,046

        A summary of the activity under the 1993 Plan and 2006 Plan are presented below.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Summary Details for 1993 Plan Share Options

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	180,000	$4.32	5.2	$8,490
Granted	—	—
Exercised	(108,000)	3.71
Forfeited or expired	—	—

Outstanding at December 31, 2008	72,000	$5.27	4.2	$1,503
Granted	—	—
Exercised	(15,000)	9.43
Forfeited or expired	—	—

Outstanding at December 31, 2009	57,000	$4.00	3.3	$1,827
Granted	—	—
Exercised	(31,000)	3.16
Forfeited or expired	—	—

Outstanding and exercisable at December 31, 2010	26,000	$4.91	2.5	$1,913

        As of December 31, 2007, all options were vested. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $1,121, $301 and $3,731, respectively.

  Nonvested Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	717,000	$13.55
Granted	258,000	42.59
Vested	(171,000)	12.60
Forfeited	(60,000)	17.44

Nonvested at December 31, 2008	744,000	$23.52
Granted	291,000	17.80
Vested	(288,000)	10.42
Forfeited	(30,000)	26.34

Nonvested at December 31, 2009	717,000	$26.34
Granted	315,000	45.99
Vested	(208,000)	22.83
Forfeited	(26,000)	25.98

Nonvested at December 31, 2010	798,000	$35.61

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Stock Appreciation Rights Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,200,000	$26.73	11.8	$29,944
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	1,200,000	$26.73	10.8	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	1,200,000	$26.73	9.8	$8,608
Granted	—	—
Exercised	—	—
Forfeited	(75,000)	26.73

Outstanding at December 31, 2010	1,125,000	$26.73	8.7	$59,636

Exercisable at December 31, 2010	—	$—	—	$—
Expected to vest and exercisable at December 31, 2010	1,053,000	$26.73	8.7	$55,841

        The maximum contractual term is 10 and 15 years from the date of grant for those SARs with final vesting dates of December 31, 2011 and December 31, 2016, respectively. The number of SARs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. The difference between the amount outstanding and the amount expected to vest and exercisable at December 31, 2010 was estimated forfeitures for estimated failure to meet the long-term service conditions. On March 1, 2011, 480,000 SARs became exercisable.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Restricted Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	159,000	$26.73
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2008	159,000	$26.73
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2009	159,000	$26.73
Granted	—	—
Vested	(64,000)	26.73
Forfeited	(10,000)	26.73

Nonvested at December 31, 2010	85,000	$26.73

Expected to vest at December 31, 2010	75,000	$26.73

        The number of RSUs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. The difference between the amount nonvested and the amount expected to vest at December 31, 2010 was estimated forfeitures for estimated failure to meet the long-term service conditions. The Company issued the 64,000 vested shares on March 1, 2011.

(7) Accumulated Other Comprehensive Income

        Accumulated balances of the components within accumulated other comprehensive income are as follows:

	December 31,
	2010	2009
Cumulative foreign currency translation adjustment	$(413)	$492
Unrealized gain on foreign currency hedging, net of tax	1,564	—
Unrealized gain on short-term investments, net of tax	2	2

Accumulated other comprehensive income	$1,153	$494

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(8) Commitments and Contingencies

        The Company leases office, distribution and retail facilities under operating lease agreements, which expire through January 2024. Some of the leases contain renewal options for approximately 2 to 10 years. Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2011	$21,928
2012	21,144
2013	13,446
2014	12,855
2015	12,671
Thereafter	38,160

$120,204

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

	Years Ended Decemer 31,
	2010	2009	2008
Minimum rentals	$18,551	$13,707	$10,526
Contingent rentals	2,496	1,147	570

	$21,047	$14,854	$11,096

        The Company had $189,988 of outstanding purchase orders with its manufacturers as of December 31, 2010. In addition, the Company entered into agreements of $6,439 for promotional activities and other services. Future commitments under these purchase orders and other agreements are as follows:

Year ending December 31:
2011	$191,593
2012	2,244
2013	1,490
2014	1,100

$196,427

        In addition to the amounts in the tables above, the Company has entered into other off-balance sheet arrangements. The Company agreed to make loans to its joint venture with Stella International, should the need arise. As of December 31, 2010, the estimated remaining loans by Deckers were expected to be approximately $1,000. The Company owns 51% of the joint venture. The Company also entered into or amended agreements with certain of its international distributors to assume control of the distribution rights in those regions. Under these agreements, the Company is obligated to make total payments of

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

approximately $12,000 in 2011. The payments include consideration for the purchase of certain assets and services.

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

(9) Business Segments, Concentration of Business, and Credit Risk and Significant Customers

        In the first quarter of 2010, as part of a refinement of its business strategy, the Company combined its Simple® wholesale reportable segment into the other wholesale reportable segment. None of the brands included in the other wholesale reportable segment met the quantitative thresholds for individual segment reporting, and they share a majority of the aggregation criteria, thus permitting the Company to aggregate these brands for segment reporting purposes. This change in segment reporting did not have a material impact on the Company's consolidated financial statements for any periods. The segment information for the years ended December 31, 2010, 2009 and 2008 has been adjusted retrospectively to conform to the current period presentation.

        The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company's reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, and its other brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources and facilities costs, among others. The gross profit derived from the sales to third parties of the eCommerce and retail stores segments for the US is separated into two components: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments. The gross profit of the international portion of the eCommerce and retail stores segments includes both the wholesale and retail profit.

        The Company's other brands include Simple®, TSUBO®, and Ahnu®. In May 2008, the Company acquired 100% of the ownership interest of TSUBO, LLC, and in March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc. The wholesale operations of the Company's other brands are

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

included as one reportable segment, other wholesale, presented in the figures below. Business segment information is summarized as follows:

	Years Ended Decemer 31,
	2010	2009	2008
Net sales to external customers:
UGG wholesale	$663,854	$566,964	$483,781
Teva wholesale	96,207	71,952	80,882
Other brands wholesale	23,476	19,644	17,558
eCommerce	91,808	75,666	68,769
Retail stores	125,644	78,951	38,455

	$1,000,989	$813,177	$689,445

Income (loss) from operations:
UGG wholesale	$305,132	$232,712	$187,824
Teva wholesale(1)	16,379	12,495	(18,688)
Other brands wholesale(2)	(6,373)	(14,698)	(7,104)
eCommerce	23,541	21,073	22,364
Retail stores	30,682	18,498	6,649
Unallocated overhead	(120,273)	(88,833)	(74,126)

	$249,088	$181,247	$116,919

Depreciation and amortization:
UGG wholesale	$112	$253	$243
Teva wholesale	2,024	267	346
Other brands wholesale	1,125	1,013	241
eCommerce	232	210	178
Retail stores	3,018	2,365	790
Unallocated overhead	5,772	4,352	3,484

	$12,283	$8,460	$5,282

Capital expenditures:
UGG wholesale	$1,155	$52	$88
Teva wholesale	150	21	25
Other brands wholesale	226	1,260	268
eCommerce	1,030	304	542
Retail stores	11,296	6,498	7,323
Unallocated overhead	9,191	5,836	14,091

	$23,048	$13,971	$22,337

Total assets from reportable segments:
UGG wholesale	$194,028	$130,493	$158,726
Teva wholesale	49,849	31,105	43,999
Other brands wholesale	12,031	11,551	12,904
eCommerce	4,053	2,431	2,726
Retail stores	39,377	27,931	18,482

	$299,338	$203,511	$236,837

(1)
Included in Teva income (loss) from operations in 2008 are impairment losses of $32,329.

(2)
Included in Other brands loss from operations in 2009 and 2008 are impairment losses of $1,000 (see note 12) and $3,496, respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The assets allocable to each reporting segment generally include accounts receivable, inventory, fixed assets, intangible assets and certain other assets that are specifically identifiable with one of the Company's segments. Unallocated assets are the assets not specifically related to the segments and generally include cash and cash equivalents, short-term investments, deferred tax assets, and various other assets shared by the Company's segments. Reconciliations of total assets from reportable segments to the consolidated balance sheets are as follows:

	December 31,
	2010	2009
Total assets from reportable segments	$299,338	$203,511
Unallocated cash and cash equivalents and short-term investments	445,226	341,982
Unallocated deferred tax assets	27,123	26,416
Other unallocated corporate assets	37,307	27,134

Consolidated total assets	$808,994	$599,043

        At December 31, 2010, the Company had cash and cash equivalents of $445,226. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of December 31, 2010, the Company had experienced no loss or lack of access to cash in its operating accounts.

        The remainder of the Company's cash equivalents is invested in interest bearing funds managed by third party investment management institutions. These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. Investment risk has been and may further be exacerbated by US mortgage defaults and credit and liquidity issues, which have affected various sectors of the financial markets. As of December 31, 2010, the Company had experienced no loss or lack of access to its cash and cash equivalents.

        The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions. International sales were 23.7%, 20.6%, and15.7% of the Company's total net sales for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, no single foreign country comprised more than 10% of total sales. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        As of December 31, 2008, substantially all long-lived assets were held in the US. As of December 31, 2010 and 2009, long-lived assets, which consist of property and equipment, by major country were as follows:

	December 31,
	2010	2009
US	$36,591	$27,405
UK	6,753	6,341
All other countries*	4,393	1,696

Total	$47,737	$35,442

*
No other country's long-lived assets comprise more than 10% of total long-lived assets as of December 31, 2010 and 2009.

        Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. One customer accounted for 11.9%, 13.2%, and 15.0% of the Company's net sales in 2010, 2009 and 2008, respectively. This customer's revenues were generated from the UGG, Teva, and other wholesale segments. No other customer accounted for more than 10% of net sales in the years ended December 31, 2010, 2009 or 2008. As of December 31, 2010, the Company had one customer representing 33.2% and another customer representing 10.1% of net trade accounts receivable. As of December 31, 2009, the Company had one customer representing 28.0% of net trade accounts receivable.

        The Company's production is concentrated at a limited number of independent contractor factories in China. The Company's sourcing is concentrated in Australia and China and include a limited number of key sources for the principal raw material for certain UGG products, sheepskin. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company's control. Further, the price of sheepskin is impacted by demand, industry, and competitors.

(10) Foreign Currency Exchange Contracts and Hedging

        Certain of the Company's foreign currency forward contracts are designated cash flow hedges of forecasted intercompany sales and are subject to foreign currency exposures. These contracts allow the Company to sell Euros and British Pounds in exchange for US dollars at specified contract rates. As of December 31, 2010, the Company's hedging contracts had notional amounts totaling approximately $66,000, held by two counterparties. At December 31, 2010, the outstanding contracts were expected to mature over the next twelve months. Forward contracts are used to hedge forecasted intercompany sales over specific quarters. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in sales in the consolidated statement of income during the period which approximates the time the corresponding third-party sales occur.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The Company has factored into the fair value measurements of its derivatives the nonperformance risk of the Company and the counterparty, and it did not have a material impact on the fair value of the derivatives. As of December 31, 2010, the fair value of the Company's designated and non-designated derivatives was $2,434 and $(95), respectively. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the year ended December 31, 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2010. For the year ended December 31, 2010, gains and losses reclassified from accumulated other comprehensive income into income on the Company's designated option contracts were zero, and the loss on the non-designated derivatives was $95. As of December 31, 2010, the total amount in accumulated other comprehensive income (see note 7) is expected to be reclassified into income within the next twelve months.

(11) Quarterly Summary of Information (Unaudited)

        Summarized unaudited quarterly financial data are as follows:

	2010
	March 31	June 30	September 30	December 31
Net sales	$155,927	$137,059	$277,879	$430,124
Gross profit	77,907	60,743	130,953	233,335
Net income attributable to Deckers Outdoor Corporation	17,895	8,966	42,143	89,231
Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$0.46	$0.23	$1.09	$2.31
Diluted	$0.46	$0.23	$1.07	$2.27

	2009
	March 31	June 30	September 30	December 31
Net sales	$134,226	$102,548	$228,414	$347,989
Gross profit	58,913	40,785	97,951	173,441
Net income attributable to Deckers Outdoor Corporation*	12,340	2,879	33,825	67,742
Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$0.31	$0.07	$0.87	$1.76
Diluted	$0.31	$0.07	$0.86	$1.74

*
Included in the quarter ended June 30, 2009 is an impairment loss of $1,000 (see note 12).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(12) Goodwill and Other Intangible Assets

        Most of the Company's goodwill is related to the UGG reportable segment. The Company's goodwill and other intangible assets are summarized as follows:

	Gross Carrying Amount	Weighted- Average Amortization Period	Accumulated Amortization	Net Carrying Amount
As of December 31, 2010
Intangibles subject to amortization	$5,854	7 years	$2,895	$2,959
Intangibles not subject to amortization:
Trademarks				15,452
Goodwill				6,507

Total goodwill and other intangible assets				$24,918

As of December 31, 2009
Intangibles subject to amortization	$4,080	8 years	$2,099	$1,981
Intangibles not subject to amortization:
Trademarks				15,452
Goodwill				6,507

Total goodwill and other intangible assets				$23,940

        Changes in the Company's goodwill are summarized as follows:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2008	$21,526	$(15,425)	$6,101
Additions through acquisitions	406	—	406

Balance at December 31, 2009	$21,932	$(15,425)	$6,507
Additions through acquisitions	—	—	—

Balance at December 31, 2010	$21,932	$(15,425)	$6,507

        As of December 31, 2010 and 2009, the Company performed its annual impairment tests and evaluated its UGG and other brands' goodwill. Also, as of October 31, 2010 and December 31, 2009, the company evaluated its Teva trademarks. Based on the carrying amounts of the UGG, Teva, and other brands' goodwill, trademarks, and net assets, the brands' 2010 and 2009 sales and operating results, and the brands' long-term forecasts of sales and operating results as of December 31, 2010 and 2009, the Company concluded that the carrying amounts of the UGG and other brands' goodwill, as well as the Teva trademarks, were not impaired. All goodwill and other intangibles were evaluated based on Level 3 inputs.

        As of June 30, 2009, the Company did not reach its 2009 TSUBO brand period-to-date sales targets and reduced its long-term forecast for TSUBO brand sales. These factors were indicators that the TSUBO intangible assets were possibly impaired. As a result, the Company conducted an interim impairment evaluation of the TSUBO intangible assets as of June 30, 2009 and concluded that the fair value of the TSUBO trademarks was lower than the carrying amount. Therefore, the Company recognized an impairment loss of $1,000 on the TSUBO trademarks during the three months ended June 30, 2009. The impairment loss is included as a part of the other wholesale reportable segment and is reported in a

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

separate line item within the Company's income from operations. The TSUBO trademarks were evaluated using a relief from royalty method, primarily based on management's forecasted sales, a royalty rate, and discount rates.

        Aggregate amortization expense for amortizable intangible assets using the straight-line amortization method for the years ended December 31, 2010, 2009 and 2008 was $2,598, $388, and $208 respectively. Amortization expense on existing intangible assets for the next five years is expected to be between $800 and $150 per year.

Schedule II

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2010, 2009 and 2008

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2010:
Allowance for doubtful accounts(1)	$2,710	$(763)	$568	$1,379
Allowance for sales discounts(2)	2,796	26,514	23,491	5,819
Allowance for sales returns(3)	3,235	20,726	19,922	4,039
Chargeback allowance(4)	3,049	(253)	261	2,535
Year ended December 31, 2009:
Allowance for doubtful accounts(1)	$2,482	$399	$171	$2,710
Allowance for sales discounts(2)	4,241	22,630	24,075	2,796
Allowance for sales returns(3)	2,335	15,947	15,047	3,235
Chargeback allowance(4)	1,648	1,644	243	3,049
Year ended December 31, 2008:
Allowance for doubtful accounts(1)	$379	$2,233	$130	$2,482
Allowance for sales discounts(2)	3,218	19,193	18,170	4,241
Allowance for sales returns(3)	3,687	5,506	6,858	2,335
Chargeback allowance(4)	1,071	635	58	1,648

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable, with actual recoveries netted into additions. Deductions are the actual write offs of the receivables. In 2010, the additions were negative due to recoveries of amounts reserved as of December 31, 2009.

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