Form 10-Q
period 2011-03-31
DECKERS OUTDOOR CORP
filed 2011-05-10
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011

Common Stock, $0.01 par value	38,677,632

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	March 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$437,900	$445,226
Trade accounts receivable, net of allowances of $7,510 and $13,772 as of March 31, 2011 and December 31, 2010, respectively	78,227	116,663
Inventories	107,118	124,995
Prepaid expenses and other current assets	19,475	16,846
Deferred tax assets	12,002	12,002
Total current assets	654,722	715,732

Property and equipment, at cost, net	49,584	47,737
Goodwill and other intangible assets, net	26,453	24,918
Deferred tax assets	15,121	15,121
Other assets	8,050	5,486
Total assets	$753,930	$808,994

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$43,010	$67,073
Accrued payroll	9,341	35,109
Other accrued expenses	16,100	17,515
Income taxes payable	366	25,166
Total current liabilities	68,817	144,863

Long-term liabilities	9,906	8,456

Commitments and contingencies (note 9)

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 38,678 and 38,581 shares as of March 31, 2011 and December 31, 2010, respectively	387	386
Additional paid-in capital	140,655	137,989
Retained earnings	532,637	513,459
Accumulated other comprehensive (loss) income	(1,815)	1,153
Total Deckers Outdoor Corporation stockholders’ equity	671,864	652,987
Noncontrolling interest	3,343	2,688
Total equity	675,207	655,675
Total liabilities and equity	$753,930	$808,994

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$204,851	$155,927
Cost of sales	102,373	78,020
Gross profit	102,478	77,907

Selling, general and administrative expenses	74,283	49,086
Income from operations	28,195	28,821

Other (income) expense, net:
Interest income	(52)	(19)
Interest expense	(58)	18
Other, net	(28)	(64)
	(138)	(65)
Income before income taxes	28,333	28,886

Income taxes	8,500	10,746
Net income	19,833	18,140
Net income attributable to noncontrolling interest	655	245
Net income attributable to Deckers Outdoor Corporation	$19,178	$17,895

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$0.50	$0.46
Diluted	$0.49	$0.46

Weighted-average common shares outstanding:
Basic	38,609	38,631
Diluted	39,397	39,060

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$19,833	$18,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,877	3,895
Recovery of doubtful accounts, net	(171)	(1,025)
Write-down of inventory	1,160	395
Stock compensation	2,827	2,942
Other	131	(820)
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of business:
Trade accounts receivable	38,607	22,869
Inventories	16,718	17,134
Prepaid expenses and other current assets	(5,342)	(59)
Other assets	(2,695)	(94)
Trade accounts payable	(24,063)	(17,873)
Accrued expenses	(27,976)	(14,238)
Income taxes payable	(22,773)	(9,150)
Long-term liabilities	1,450	(499)
Net cash provided by operating activities	3,583	21,617

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	26,080
Purchases of property and equipment	(5,060)	(3,238)
Acquisition of business	—	(3,191)
Purchases of intangible assets	(4,148)	—
Net cash (used in) provided by investing activities	(9,208)	19,651

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(5,290)	(684)
Excess tax benefits from stock compensation	3,393	811
Cash received from issuances of common stock	4	78
Net cash (used in) provided by financing activities	(1,893)	205

Effect of exchange rates on cash	192	(7)
Net change in cash and cash equivalents	(7,326)	41,466
Cash and cash equivalents at beginning of period	445,226	315,862
Cash and cash equivalents at end of period	$437,900	$357,328

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$27,867	$18,903
Interest	$6	$2
Non-cash investing activity:
Accruals for purchases of property and equipment	$148	$800
Non-cash financing activity:
Accruals for shares withheld for taxes	$1,891	$657

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)                      General

(a)          Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.  Deckers Outdoor Corporation strives to be a premier lifestyle marketer that builds niche brands into global market leaders by designing and marketing innovative, functional and fashion-oriented footwear and accessories, developed for both high performance outdoor activities and everyday casual lifestyle use.  The Company’s business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters and the highest percentage of Teva® brand net sales occurring in the first and second quarters of each year. The other brands do not have a significant seasonal impact on the Company.  The Company owns 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China.  Stella International is also one of the Company’s major manufacturers in China.  In January 2010, the Company acquired certain assets and liabilities, including reacquisition of its distribution rights, from its Teva brand distributor that sold to retailers in Belgium, the Netherlands, and Luxemburg (Benelux) as well as France.  On September 30, 2010, the Company purchased a portion of a privately held footwear company as an equity method investment.  In January 2011, the Company acquired certain assets from its UGG, Teva, and Simple brands distributor that sold to retailers in the UK and from its UGG and Simple brands distributor that sold to retailers in Benelux and France.  The distribution rights in these regions reverted back to the Company on December 31, 2010 upon the expiration of the distribution agreements.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto.  For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

(2)                      Stockholders’ Equity

In May 2006, the Company adopted the 2006 Equity Incentive Plan, as amended, or the 2006 Plan.  The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued progress.  The 2006 Plan provides for 6,000,000 shares of the Company’s common stock that are reserved for issuance to employees, directors, or consultants.  The maximum aggregate number of shares that may be issued

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

under the 2006 Plan through the exercise of incentive stock options is 4,500,000.

The Company generally grants nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the employee recipients to receive shares of common stock in the Company.  The vesting of all NSUs is subject to achievement of certain performance targets.  In general, for NSUs granted prior to 2011, these awards vest in quarterly increments between the third and fourth anniversary of the grant.  For NSUs granted in 2011, one-third of these awards will vest at the end of each of the three years after the performance goals are achieved.

In June 2009, the Company announced that the Board of Directors approved a stock repurchase program to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  The purchases will be funded from available working capital.  During the three months ended March 31, 2011, the Company did not repurchase any shares under this program.  As of March 31, 2011, the remaining approved amount for repurchases was approximately $20,000.

On a quarterly basis, the Company generally grants fully-vested shares of its common stock to each of the outside directors.  The fair value of such shares is expensed on the date of issuance.

During the three months ended March 31, 2011, the Company granted 184,000 NSUs under the 2006 Plan.  The weighted-average grant-date fair value of these NSUs was $87.39 per share.  Also during the three months ended March 31, 2011, 60,000 stock appreciation rights (SARs) were exercised at an exercise price of $26.73, for an aggregate intrinsic value of $3,416.

The following table summarizes the total remaining unrecognized compensation cost, excluding estimated forfeitures, related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of March 31, 2011:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$29,491	1.9
SARs	7,759	4.2
RSUs	1,213	4.2
Total	$38,463

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(3)                      Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity.  Comprehensive income was determined as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income	$19,833	$18,140
Other comprehensive loss:
Unrealized loss on foreign currency hedging	(2,716)	—
Foreign currency translation adjustment	(252)	(415)
Unrealized loss on short-term investments	—	(2)
Total other comprehensive loss	(2,968)	(417)

Comprehensive income	16,865	17,723
Comprehensive income attributable to noncontrolling interest	655	245
Comprehensive income attributable to Deckers Outdoor Corporation	$16,210	$17,478

Accumulated balances of the components within accumulated other comprehensive income were as follows:

	March 31,	December 31,
	2011	2010
Unrealized (loss) gain on foreign currency hedging, net of tax	$(1,152)	$1,564
Cumulative foreign currency translation adjustment	(663)	(413)
Unrealized gain on short-term investments	—	2
Accumulated other comprehensive income	$(1,815)	$1,153

(4)                      Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

Basic net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three months ended March 31, 2011 and 2010, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of NSUs, restricted stock units (RSUs), SARs, and options to purchase common stock.

The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended
	March 31,
	2011	2010
Weighted-average shares used in basic computation	38,609,000	38,631,000
Dilutive effect of share-based awards*	788,000	429,000
Weighted-average shares used for diluted computation	39,397,000	39,060,000

*Excluded NSUs as of March 31, 2011 and 2010	184,000	306,000

The Company excluded the SARs and RSUs from the diluted net income per share computation for the awards that are expected to vest on December 31, 2011 through December 31, 2016.  The SARs and RSUs that vested on December 31, 2010 are included in the dilutive effect for the three months ended March 31, 2011, but not included in the three months ended March 31, 2010.  These shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through March 31, 2011 and 2010, respectively.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(5)                      Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.  The fair value of the Company’s derivatives are measured and recorded at fair value on a recurring basis. The Company records the assets or liabilities associated with derivative instruments and hedging activities in other current assets or other current liabilities, respectively, in the condensed consolidated balance sheets.  The Level 2 inputs described below consist of forward spot rates at the end of the reporting period. (See footnote 6, “Foreign Currency Exchange Contracts and Hedging,” for further information.)

The Company has established a nonqualified deferred compensation program with an effective date of February 1, 2010 (referred to as “the Plan”).  The Plan permits a select group of management employees, designated by the Plan Committee, to defer earnings to a future date on a nonqualified basis.  For each plan year, the Board may, but is not required to, contribute any amount it desires to any participant under the Plan. The Company’s contribution will be determined by the Board annually in the fourth quarter. No such contribution has been approved as of March 31, 2011.  All amounts deferred under this plan are presented in long-term liabilities in the condensed consolidated balance sheet.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a trust as a reserve for the benefits payable under the Plan.

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

The table below summarizes the Company’s financial assets (liabilities) that are measured on a recurring basis at fair value:

	Fair Value at March 31,	Fair Value Measurement Using
	2011	Level 1	Level 2	Level 3
Nonqualified deferred compensation assets	$1,948	$1,948	$—	$—
Designated derivatives	$(178)	$—	$(178)	$—
Non-designated derivatives	$(526)	$—	$(526)	$—

(6)                      Foreign Currency Exchange Contracts and Hedging

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

Certain of the Company’s foreign currency forward contracts are designated cash flow hedges of forecasted intercompany sales and are subject to foreign currency exposures. These contracts allow the Company to sell Euros and British Pounds in exchange for US dollars at specified contract rates.  As of March 31, 2011, the Company’s hedging contracts had notional amounts totaling approximately $58,000, held by two counterparties.  At March 31, 2011, the outstanding contracts were expected to mature over the next nine months.  Forward contracts are used to hedge forecasted intercompany sales over specific quarters.  Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (OCI) within stockholders’ equity, and are recognized in the condensed consolidated statement of income during the period which approximates the time the corresponding third-party sales occur.  The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes.  Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in income.  These contracts are generally entered into to offset the gains and losses on certain intercompany balances until the expected time of repayment.

The Company has factored into the fair value measurements of its derivatives the nonperformance risk of the Company and the counterparty, and it did not have a material impact on the fair value of the derivatives.  The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2011.  As of March 31, 2011, the total amount in accumulated other comprehensive income (see note 3) is expected to be reclassified into income within the next twelve months.  Subsequent to March 31, 2011, the Company entered into new, non-designated hedging contracts with notional amounts totaling approximately $4,000.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The following tables summarize the effect of derivative instruments on the condensed consolidated statement of income as of March 31, 2011:

Derivatives in Designated Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Amount Excluded from	Gain (Loss) from Amount Excluded from Effectiveness Testing
Relationships	2011	(Effective Portion)	2011	Effectiveness Testing	2011
Foreign exchange contracts	$(2,716)	Net sales	$259	Selling, general and administrative expenses	$78

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Selling, general and administrative expenses	$(431)

(7)                      Credit Agreement

In May 2010, the Company and its subsidiary, TSUBO, LLC, entered into the Second Amended and Restated Credit Agreement with Comerica Bank (the “Credit Agreement”).  The Credit Agreement provides for a maximum availability of $20,000.  Up to $12,500 of borrowings may be in the form of letters of credit.  Amounts borrowed under the Credit Agreement bear interest at the lender’s prime rate or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, plus 1.0%, and is secured by substantially all of the Company’s assets.  The Credit Agreement includes annual commitment fees of $60 per year, which can be waived if the Company deposits $10,000 in non-interest bearing new deposits with Comerica Bank; provided that such deposits may be removed by the Company at any time, subject to paying a pro-rated annual commitment fee.  The Credit Agreement expires on June 1, 2012.  At March 31, 2011, the Company had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $724.  As a result, $19,276 was available under the Credit Agreement at March 31, 2011.

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

(8)                      Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies in the Company’s Annual Report, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, and its other brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources and facilities costs, among others. The gross profit derived from the sales to third parties of the eCommerce and retail stores segments is separated into two components: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments.  In prior periods, the gross profit

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

of the international portion of the eCommerce and retail stores segments included both the wholesale and retail profit.  This change in segment reporting did not have a material impact on the Company’s condensed consolidated financial statements for any periods.  The segment information for the three months ended March 31, 2010 has been adjusted retrospectively to conform to the current period presentation.

The Company’s other brands include Simple®, TSUBO®, Ahnu®, and MOZO®. The wholesale operations of the Company’s other brands are included as one reportable segment, other wholesale, presented in the figures below. Business segment information is summarized as follows:

	Three Months Ended
	March 31,
	2011	2010

Net sales to external customers:
UGG wholesale	$91,084	$64,500
Teva wholesale	49,486	42,237
Other wholesale	5,452	7,624
eCommerce	23,460	18,422
Retail stores	35,369	23,144
	$204,851	$155,927

Income (loss) from operations:
UGG wholesale	$38,663	$33,034
Teva wholesale	14,285	11,185
Other wholesale	(1,926)	(814)
eCommerce	5,674	4,702
Retail stores	5,575	3,907
Unallocated overhead costs	(34,076)	(23,193)
	$28,195	$28,821

Business segment asset information is summarized as follows:

	March 31,	December 31,
	2011	2010
Total assets for reportable segments:
UGG wholesale	$106,151	$194,028
Teva wholesale	83,303	49,849
Other wholesale	13,674	12,031
eCommerce	2,746	4,053
Retail stores	40,638	39,377
	$246,512	$299,338

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The assets allocable to each segment generally include accounts receivable, inventory, fixed assets, intangible assets and certain other assets that are specifically identifiable with one of the Company’s segments. Unallocated assets are the assets not specifically related to the segments and generally include cash and cash equivalents, deferred tax assets, and various other assets shared by the Company’s segments. Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets are as follows:

	March 31,	December 31,
	2011	2010
Total assets for reportable segments	$246,512	$299,338
Unallocated cash and cash equivalents	437,900	445,226
Unallocated deferred tax assets	27,123	27,123
Other unallocated corporate assets	42,395	37,307
Consolidated total assets	$753,930	$808,994

At March 31, 2011, the Company had cash and cash equivalents of $437,900. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of March 31, 2011, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions. These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. Investment risk has been and may further be exacerbated by US mortgage defaults and credit and liquidity issues, which have affected various sectors of the financial markets. As of March 31, 2011, the Company had experienced no loss or lack of access to its cash and cash equivalents.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions. International sales were 27.7% and 25.0% of the Company’s total net sales for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, no single foreign country comprised more than 10.0% of total sales.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

Long-lived assets, which consist of property and equipment, by major country were as follows:

	March 31,	December 31,
	2011	2010
US	$38,495	$36,591
UK	6,667	6,753
All other countries*	4,422	4,393
Total	$49,584	$47,737

*            No other country’s long-lived assets comprised more than 10% of total long-lived assets as of March 31, 2011 or December 31, 2010.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10.0% of the Company’s net sales for either the three months ended March 31, 2011 or 2010.  As of March 31, 2011, no single customer represented more than 10.0% of net trade accounts receivable.  As of December 31, 2010, the Company had one customer representing 33.2% and another customer representing 10.1% of net trade accounts receivable.

The Company’s production is concentrated at a limited number of independent contractor factories in China. The Company’s sourcing is concentrated in Australia and China and include a limited number of key sources for the principal raw material for

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

certain UGG products, sheepskin.  The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.  The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company’s control.  Further, the price of sheepskin is impacted by demand, industry, and competitors.

(9)       Commitments and Contingencies

The Company agreed to make loans to its joint venture with Stella International, should the need arise. As of March 31, 2011, the estimated remaining loans by Deckers were expected to be approximately $1,000. The Company owns 51% of the joint venture. The Company also entered into agreements with certain of its international distributors to assist with the transition related to the Company regaining its distribution rights in those regions. Under these agreements, the Company is obligated to make total payments of approximately $4,000 from April 1 through the end of 2011. The payments include consideration for the purchase of certain assets and services.

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

The Company filed a lawsuit against counterfeit websites asking the court to issue a temporary restraining order to freeze the payment provider accounts and assign over the domains.  On February 3, 2011, the Company filed a guarantee in the amount of $500.  Performance of the guarantee is required by the Company in the event that a defendant proves that the restraining order should not have been issued.  As of March 31, 2011, the Company determined the risk of payment is low.  The guarantee will be in place for the duration of the lawsuit which is anticipated to be resolved within the year.

The Company’s federal income tax returns for the years ended December 31, 2006 through December 31, 2009 are under examination by the Internal Revenue Service (IRS).  In connection with the examination, the Company has received notices of proposed adjustments (NOPAs), which the Company agreed with and recorded in its financial statements.  In addition, in March 2011, the Company received a NOPA related to transfer pricing arrangements with the Company’s subsidiaries in which adjustments were asserted totaling approximately $55,000 of additional taxable income, representing additional federal taxes and penalties of approximately $27,000, excluding interest.  The Company responded to this NOPA indicating that it disagrees with the proposed adjustments and will appeal the NOPA if the Company is unable to reach a resolution at the exam level.  The Company does not know the timing of completion of the examination or if the examination will result in a material effect to the Company’s condensed consolidated financial statements.  It is reasonably possible that the Company’s unrecognized tax benefit could change.  The Company believes its unrecognized tax benefits are adequate.

Although the Company believes its tax estimates are reasonable and prepares its tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates or from its historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

The Company has on-going income tax examinations under various state tax jurisdictions.  It is the opinion of management that these audits and inquiries will not have a material impact on the Company’s condensed consolidated financial statements.

In March 2011, the Company entered into contracts requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before July 31, 2011.  As of March 31, 2011, the remaining commitment was approximately $48,000.  These contracts may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments on or before July 31, 2011, the Company is required to make a deposit for the remaining amounts on or before July 31, 2011.  Such deposit shall be refundable upon receipt of payment by Buyers for such

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

amounts.  The contract does not permit net settlement.  The Company expects sheepskin purchases by third party factories will eventually exceed the contract levels; however, management believes a deposit may be required under this contractual arrangement. In the event a deposit is made, management believes any deposit will become fully refundable and, therefore, would have an immaterial effect on the condensed consolidated financial statements.  The Company determined this based upon its projected sales and inventory purchases.

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

References to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.  Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and selling prices.  All share and related information presented herein reflects the increased number of shares resulting from the three-for-one stock split paid on July 2, 2010.  The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the accompanying notes to those statements included elsewhere in this document.

Overview

We are a leading designer, producer, marketer, and brand manager of innovative, high-quality footwear and accessories. We market our products primarily under two proprietary brands:

•                  UGG®: Premier brand in luxury and comfort footwear and accessories; and

•                  Teva®: High performance multi-sport shoes, rugged outdoor footwear, and sport sandals.

In addition to our primary brands, our other brands include Simple®, a line of casual and sustainable-lifestyle sneakers and accessories; TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort; Ahnu®, a line of outdoor performance and lifestyle footwear; and MOZO®, a line of footwear that combines running shoe technology with work shoe toughness for individuals that spend long hours working on their feet.

We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products. In 2010, we converted our Teva business in Belgium, the Netherlands, and Luxemburg (Benelux), and France from a distributor model to a wholesale model.  In January 2011, we converted from a distributor model to a wholesale model for the UGG, Teva, and Simple brands in the UK and Ireland and the UGG and Simple brands in Benelux and France.

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

UGG Brand Overview

The UGG brand has become well-known throughout the US as well as internationally.  In January 2011, we converted our international UGG brand business from a distributor model to a wholesale model in the UK, Ireland, Benelux, and France.  These conversions in key international markets provide us with higher wholesale, versus distributor, revenues and gross margins.  Over the past several years, our UGG brand has received increased global media exposure including increased print media in ads and cooperative advertising with our customers, which has contributed to broader public awareness of the brand and significantly increased demand for the collection.  We believe that the increased global media focus and demand for UGG products were driven by the following:

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

•                  retail expansion to 27 stores worldwide as of the end of the first quarter of 2011; and

•                  continued geographic expansion across the US and internationally.

We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to select higher-end retailers. As part of this strategy we have increased our product offerings each year, including an extensive spring line, an expanded men’s line, and a fall line that consists of a range of luxurious collections, including boots, casuals, sneakers, slippers, and cold weather footwear for both genders, as well as an expanded kids’ line.  In addition, we offer handbags, cold weather accessories, outerwear, and sweaters.  We believe that the evolution of the UGG brand and our strategy of product diversification also will help decrease our reliance on prime twinface sheepskin, which is in high demand and subject to price volatility.

Teva Brand Overview

Our Teva brand is positioned to be the leading innovative, global, action-outdoor brand, with over 25 years worth of contributions to the outdoor adventure experience.  The Teva brand pioneered the water sport sandal category in 1984, and to this day, our brand mission is to inspire spontaneity, camaraderie and adventure on, around, or in water.  Leveraging our core performance competencies of traction, hydro and comfort, we are focused on driving growth through innovation in the emerging action-outdoor space through multi-sport, light hiking, freestyle mountain bike riding, action water sports, and other action-outdoor lifestyle products.

Our efforts to expand the Teva brand beyond sandals, while embracing our core water-based competencies, contributed to significant revenue growth in 2010.  Throughout 2010 and the first quarter of 2011, our broader range of products demonstrated strong retail sell-through across all channels, and we believe that our retail partners have viewed both our product and marketing innovations as relevant and compelling.

We see an opportunity to grow the Teva brand significantly outside of the US.  In January 2010, we converted from a distributor model to a wholesale model in the Benelux region and France, enhancing our marketing and distribution capabilities in the outdoor active Benelux market.  In January 2011, we converted our Teva brand international business from an independent distributor to a wholesale model in the UK, including Scotland and Ireland, which now affords us the opportunity to better drive our brand building and growth initiatives in this important influential market.  Within the US, we see strong growth opportunities within our current core channels of distribution, outdoor specialty and sporting goods, as our product assortment evolves and expands.  Also, through effective product and distribution segmentation, we see significant expansion opportunities within the family value, department store, better footwear, and action sports channels.  However, we cannot assure investors that these efforts will be successful.

Other Brands Overview

Our other brands consist of the Simple, TSUBO, Ahnu, and MOZO brands.  Our other brands are all sold through most of our distribution channels, with the majority through wholesale channels.  The Simple brand is our casual sneaker brand recognized by its name.  We believe that we have expertise and a reputation of leadership in sustainable footwear.  Since 2005, sustainability has been the primary marketing focus.  Beginning in 2011, we are expanding the brand’s positioning to deliver on a broader brand promise of “less is more.”  Sustainability will remain a very important brand attribute, but equal emphasis will be placed on style, comfort, quality, and the price to value relationship.  We intend to introduce new Simple styles each season, with a design emphasis on timelessness and versatility.  We also plan to selectively increase our distribution.

TSUBO, meaning pressure point in Japanese, is marketed as high-end casual footwear for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function, and maximum comfort.  We are positioning the TSUBO brand as the premium footwear solution for people in the city.  We are continuing to create products to address consumers’ unique needs of all-day comfort, innovative style, and superior quality.

The Ahnu brand is an outdoor performance and lifestyle footwear brand for men and women.  The name Ahnu is derived from the Celtic goddess representing the balance of well-being and prosperity.  The brand focuses primarily on women consumers offering style and comfort for active women on both trails and pavement.  The product goal is to achieve uncompromising footwear performance by developing footwear that will provide the appropriate balance of traction, grip, flexibility, cushioning, and durability for a variety of outdoor activities — whether on trails, beaches, or sidewalks.

The MOZO brand was designed for individuals that spend long hours working on their feet.  It combines running shoe technology with work shoe toughness.  The brand is currently focused on providing footwear for culinary professionals.  We have recently expanded our distribution to include large on-line retailers and intend to expand further in 2011 into the health care worker market.

We expect to leverage our design, marketing and distribution capabilities to grow these brands over the next several years, consistent with our mission to build niche brands into global market leaders.  Nevertheless, we cannot assure investors that our efforts will be successful.

eCommerce Overview

Our eCommerce business, which sells all of our brands, allows us to reinforce our relationship with the consumer. eCommerce enables us to meet the growing demand for our products, sell the products at retail prices and provide significant incremental operating income. The eCommerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands’ promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments. In recent years, our eCommerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.

Managing our eCommerce business requires us to focus on the latest trends and techniques for web design and marketing, to generate internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes. We plan to continue to grow our eCommerce business through improved website features and performance, increased marketing, more international websites, and utilization of mobile and tablet technology.  Nevertheless, we cannot assure investors that revenue from our eCommerce business will continue to grow.

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

As of March 31, 2011, we had a total of 27 retail stores worldwide.  These stores are company-owned and operated and include our China stores, which are owned and operated with our joint venture partner.  For 2011, we plan to open additional retail stores in the US and significantly expand our retail presence internationally, primarily in Asia.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters and the highest percentage of Teva brand net sales occurring in the first and second quarters of each year.  Our other brands do not have a significant seasonal impact.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$204,851
Income from operations	$28,195

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$155,927	$137,059	$277,879	$430,124
Income from operations	$28,821	$13,216	$66,314	$140,737

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table summarizes the Company’s results of operations:

	Three Months Ended March 31,
	2011		2010		Change
	Amount	%	Amount	%	Amount	%
Net sales	$204,851	100.0%	$155,927	100.0%	$48,924	31.4%
Cost of sales	102,373	50.0	78,020	50.0	24,353	31.2
Gross profit	102,478	50.0	77,907	50.0	24,571	31.5
Selling, general and administrative expenses	74,283	36.3	49,086	31.5	25,197	51.3
Income from operations	28,195	13.8	28,821	18.5	(626)	(2.2)
Other income, net	(138)	(0.1)	(65)	—	(73)	(112.3)
Income before income taxes	28,333	13.8	28,886	18.5	(553)	(1.9)
Income taxes	8,500	4.1	10,746	6.9	(2,246)	(20.9)
Net income	19,833	9.7	18,140	11.6	1,693	9.3
Net income attributable to the noncontrolling interest	655	0.3	245	0.2	410	167.3
Net income attributable to Deckers Outdoor Corporation	$19,178	9.4%	$17,895	11.5%	$1,283	7.2%

Overview.  The increase in net sales was primarily due to an increase in UGG product sales.  The decrease in income from operations resulted primarily from the higher selling, general and administrative expenses, or SG&A, and higher cost of sales, partially offset by higher net sales.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended March 31,
			Change
	2011	2010	Amount	%
Net sales by location:
US	$148,122	$117,006	$31,116	26.6%
International	56,729	38,921	17,808	45.8
Total	$204,851	$155,927	$48,924	31.4%

Net sales by brand and distribution channel:
UGG:
Wholesale	$91,084	$64,500	$26,584	41.2%
eCommerce	22,088	16,938	5,150	30.4
Retail stores	35,255	22,935	12,320	53.7
Total	148,427	104,373	44,054	42.2
Teva:
Wholesale	49,486	42,237	7,249	17.2
eCommerce	852	892	(40)	(4.5)
Retail stores	71	40	31	77.5
Total	50,409	43,169	7,240	16.8
Other:
Wholesale	5,452	7,624	(2,172)	(28.5)
eCommerce	520	592	(72)	(12.2)
Retail stores	43	169	(126)	(74.6)
Total	6,015	8,385	(2,370)	(28.3)
Total	$204,851	$155,927	$48,924	31.4%

Total eCommerce	$23,460	$18,422	$5,038	27.3%

Total Retail stores	$35,369	$23,144	$12,225	52.8%

The increase in net sales was primarily driven by strong sales for the UGG brand.  We experienced an increase in the number of pairs sold primarily through our UGG and Teva wholesale channels, partially offset by a decrease in pairs sold in our other wholesale brands segment.  This resulted in an 17.5% overall increase in the volume of footwear sold for all brands to approximately 4.7 million pairs for the three months ended March 31, 2011 compared to approximately 4.0 million pairs for the three months ended March 31, 2010.  In addition, we increased prices for certain UGG and Teva styles.  Our weighted-average wholesale selling price per pair for all brands increased to $34.24 for the three months ended March 31, 2011 from $30.71 for the three months ended March 31, 2010.

Wholesale net sales of our UGG brand increased primarily due to the increase in pairs sold, as well as an increase in the average selling price, including price increases on several UGG styles.  We cannot assure investors that UGG brand sales will continue to grow at their past pace.

Wholesale net sales of our Teva brand increased primarily due to an increase in the volume of pairs sold, as well as a slight increase in the average selling price, including price increases on certain Teva styles.

Wholesale net sales of our other brands decreased due to a decrease in pairs sold, partially offset by an increase in the average selling price.

Net sales of our eCommerce business increased due to both an increase in the number of pairs sold and in the average selling price, including price increases on several UGG styles and certain Teva styles.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of nine new stores opened since March 31, 2010 as well as price increases on several UGG styles and certain Teva styles.  New stores that were not open during the full three months ended March 31, 2010 contributed approximately $12,000 of retail sales for three months ended March 31, 2011.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full first quarter of 2011 and 2010, same store sales grew by 2.6%.  Our UK stores experienced some operational issues, as well as reduced consumer spending in the UK retail economy in general.  We believe the UK stores’ performance significantly impacted our same store sales growth for the three months ended March 31, 2011.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their past pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined, represented 27.7% and 25.0% of worldwide net sales for the three months ended March 31, 2011 and 2010, respectively.  The international sales growth was led by the UGG brand in the European region, which included our increased sales from our distributor conversions to wholesale sales in certain key European markets.

Gross Profit.  As a percentage of net sales, gross margin for the three months ended March 31, 2011 remained flat, compared to the three months ended March 31, 2010.

Selling, General and Administrative Expenses (SG&A).  As a percentage of net sales, SG&A increased to 36.3% for the three months ended March 31, 2011, compared to 31.5% for the three months ended March 31, 2010.  The increase in SG&A resulted primarily from:

•                  retail expenses, primarily fixed costs related to nine new retail stores that were not open as of March 31, 2010, of approximately $5,000;

•                  increased international divisional costs in support of our continued growth including wholesale conversions of approximately $4,000;

•                  increased legal costs, primarily related to the protection of our intellectual property, of approximately $3,000;

•                  increased commission expenses due to increased sales of approximately $3,000; and

•                  increased marketing expenses of approximately $2,000.

Income from Operations.  The gross profit derived from the sales to third parties of the eCommerce and retail store segments is separated into two components:  (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the remaining profit is included in the eCommerce and retail stores segments.  The following table summarizes operating income (loss) by segment:

	Three Months Ended March 31,
			Change
	2011	2010	Amount	%
UGG wholesale	$38,663	$33,034	$5,629	17.0%
Teva wholesale	14,285	11,185	3,100	27.7
Other wholesale	(1,926)	(814)	(1,112)	(136.6)
eCommerce	5,674	4,702	972	20.7
Retail stores	5,575	3,907	1,668	42.7
Unallocated overhead costs	(34,076)	(23,193)	(10,883)	(46.9)
Total	$28,195	$28,821	$(626)	(2.2)%

Income from operations decreased slightly due to the increase in SG&A expenses and cost of sales, partially offset by the increase in net sales.

The increase in income from operations of UGG brand wholesale was primarily the result of higher sales, partially offset by a 1.9 percentage point decrease in gross margin, partially related to higher duty refunds of approximately $2,000 in the three months ended March 31, 2010.  The increase was also partially offset by higher amortization, commissions, and marketing expenses totaling approximately $6,000.

The increase in income from operations of Teva brand wholesale was largely due to higher sales as well as a decrease of approximately $1,000 of amortization expenses.

The loss from operations of our other brands wholesale increased primarily due to decreased sales and a 10.1 percentage point decrease in gross margin, largely due to increased inventory write-downs and closeout sales.

Income from operations of our eCommerce business increased primarily due to an increase in sales, partially offset by an increase in operating expenses of approximately $1,000.

The increase in income from operations of our retail store business was primarily due to increased sales and a 0.8 percentage point increase in gross margin, partially offset by approximately $5,000 of higher operating expenses primarily related to our new store openings.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $5,000 related to international infrastructure costs to support our continued growth, including costs of our conversions to wholesale business, as well as an increase of approximately $3,000 in legal expenses.

Other Income, Net.  Other income, net increased primarily due to negative interest expense resulting from a reversal of a prior year income tax related accrual.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax expense and effective income tax rates were as follows:

	Three Months Ended
	March 31,
	2011	2010
Income tax expense	$8,500	$10,746
Effective income tax rate	30.0%	37.2%

The decrease in the effective tax rate was primarily due to the increase in our projected annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in most of our foreign jurisdictions is taxed at significantly lower rates than the US.  The effective tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  We anticipate our effective tax rate for the full year 2011 to be significantly lower than the full year rate of 37.2% in 2010.

Net Income Attributable to the Noncontrolling Interest.  Net income attributable to the noncontrolling interest in our joint venture with Stella International was $655 and $245 for the three months ended March 31, 2011 and 2010, respectively.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased by 6.5% to $0.49 for the three months ended March 31, 2011 compared to $0.46 in the same period of 2010, primarily as a result of the increase in net income.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements consisting of operating lease obligations and purchase obligations.  See “Contractual Obligations” below.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations and, as needed, the credit available under our credit agreement. In an economic recession or under other adverse economic conditions, we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, renew our existing credit or access our existing line of credit.  Such failures may impact our working capital reserves and have a material adverse effect on our business.

Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva brand generally begins to build its inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters. Given the seasonality of our UGG and our Teva brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows.  If necessary, we may borrow funds under our credit agreement.  During 2010 and the three months ended March 31, 2011, we did not borrow funds under our credit agreement.

The following table summarizes the Company’s cash flows and working capital:

	Three Months Ended March 31,
			Change
	2011	2010	Amount	%
Net cash provided by operating activities	$3,583	$21,617	$(18,034)	(83.4)%
Net cash (used in) provided by investing activities	$(9,208)	$19,651	$(28,859)		*
Net cash (used in) provided by financing activities	$(1,893)	$205	$(2,098)		*

	March 31,	December 31,	Change
	2011	2010	Amount	%
Cash and cash equivalents	$437,900	$445,226	$(7,326)	(1.6)%
Trade accounts receivable	78,227	116,663	(38,436)	(32.9)
Inventories	107,118	124,995	(17,877)	(14.3)
Other current assets	31,477	28,848	2,629	9.1
Total current assets	654,722	715,732	(61,010)	(8.5)

Trade accounts payable	43,010	67,073	(24,063)	(35.9)
Other current liabilities	25,807	77,790	(51,983)	(66.8)
Total current liabilities	68,817	144,863	(76,046)	(52.5)

Net working capital	$585,905	$570,869	$15,036	2.6%

* Calculation of percentage change is not meaningful.

Cash from Operating Activities.  Net cash provided by operating activities decreased primarily due to accrued expenses and income taxes payable decreasing more in the first three months of 2011 compared to 2010.  The larger decrease in accrued expenses was primarily due to a higher accrued payroll payment related to our increased company performance in 2010.  The larger decrease in income taxes payable was primarily due to higher tax payments related to higher taxable income.  These changes were partially offset by trade accounts receivable decreasing more in the three months ended March 31, 2011 versus 2010. The larger decrease in trade accounts receivable was primarily due to timing of purchases and subsequent cash receipts from certain large customers.  Net working capital increased from December 31, 2010 to March 31, 2011, primarily as a result of lower current liabilities, partially offset by lower accounts receivable and inventories.  Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover decreased to 8.6 times in the twelve months ended March 31, 2011 from 9.1 times for the twelve months ended March 31, 2010, primarily due to higher average accounts receivable balances, partially offset by increased cash collections for the twelve months ended March 31, 2011 compared to the twelve months ended March 31, 2010.

Inventory turnover increased slightly to 4.2 times for the twelve months ended March 31, 2011 compared to 4.0 times for the twelve months ended March 31, 2010, mainly due to increased sales, partially offset by higher average inventory balances, during the twelve months ended March 31, 2011 compared to the twelve months ended March 31, 2010.

Cash from Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2011 resulted from purchases of property and equipment and purchases of intangible assets.  Our larger capital expenditures were miscellaneous computer hardware and software and the build out of new retail stores.  The purchased intangible assets included order books from our international distributor conversions.  For the three months ended March 31, 2010, net cash provided by investing activities resulted primarily from sales of short-term investments, partially offset by acquisitions of businesses and purchases of property and equipment.  In addition, we did not purchase short-term investments in the three months ended March 31, 2010 or subsequently, as we shifted our investments to highly liquid cash equivalents.

As of March 31, 2011, we had no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2011 will range from approximately $55,000 to $60,000. We anticipate these expenditures will primarily include the build-out of our corporate and regional offices and new retail stores.  The actual amount of capital expenditures for the remainder of the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the three months ended March 31, 2011, net cash used in financing activities was comprised primarily of cash used for shares withheld for taxes from employee stock unit vestings, partially offset by excess tax benefits from stock compensation.  These changes were larger than the prior period primarily due to the issuance of stock in relation to our long-term incentive program.  For the three months ended March 31, 2010, net cash provided by financing activities was comprised primarily of excess tax benefits from stock compensation, partially offset by cash used for shares withheld for taxes from employee stock unit vestings.

In June 2009, we announced that our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  During the three months ended March 31, 2011 and 2010, we did not repurchase any shares of our common stock under this program. As of March 31, 2011, the remaining amount approved to repurchase shares was approximately $20,000.

In May 2010, we entered into the Second Amended and Restated Credit Agreement with Comerica Bank, or the Credit Agreement.  The Credit Agreement provides for a maximum availability of $20,000. Up to $12,500 of borrowings may be in the form of letters of credit. The Credit Agreement bears interest at the lender’s prime rate (3.25% at March 31, 2011) or, at our option, at the London Interbank Offered Rate, or LIBOR, (0.24% at March 31, 2011) plus 1.0%, and is secured by substantially all of our assets. The Credit Agreement includes annual commitment fees of $60 per year which can be waived if we deposit $10,000 in non-interest bearing new deposits with Comerica Bank, provided that such deposits may be removed by us at any time, subject to paying a pro-rated annual commitment fee.  The Credit Agreement expires on June 1, 2012.  At March 31, 2011, we had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $724.  As a result, $19,276 was available under the Credit Agreement at March 31, 2011.

The Credit Agreement contains certain financial covenants.  The covenants currently include a maximum additional debt of $20,000, maximum asset sales of $5,000, maximum loans to employees of $200, and maximum loans to subsidiaries who are not parties to the Credit Agreement of $25,000.  As of March 31, 2011, we were in compliance with all covenants and remain so as of the date of this report.  The agreements underlying the Credit Agreement also contain certain financial covenants, if outstanding obligations exceed $2,000, including a minimum tangible net worth requirement of $294,891 plus 75% of the consolidated net profit on a cumulative basis, commencing with the fiscal year ended December 31, 2010, no consolidated net loss for two or more consecutive fiscal quarters and maximum acquisitions of $25,000 per calendar year.  At March 31, 2011, these covenants were not in effect because our balance did not exceed $2,000.

Contractual Obligations.  The following table summarizes our contractual obligations at March 31, 2011, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$119,147	$23,024	$33,612	$25,999	$36,512
Purchase obligations(2)	450,442	446,345	3,197	900	—
Unrecognized tax benefits(3)	3,721	—	3,721	—	—
Total	$573,310	$469,369	$40,530	$26,899	$36,512

(1)   Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and corporate and regional offices. Other long-term liabilities on our condensed consolidated balance sheets include primarily deferred rents, of which the cash lease payments are included in operating lease obligations in this table.

(2)   Our purchase obligations consist largely of open purchase orders. They also include promotional expenses and service contracts. Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year. These are outstanding open orders and not minimum purchase obligations. Our promotional expenditures and service contracts are due periodically through 2014.  In March 2011, we entered into contracts requiring minimum purchase commitments of sheepskin with a remaining commitment of approximately $48,000 as of March 31, 2011 that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before July 31, 2011.  These contracts may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments on or before July 31, 2011, Deckers is required to make a deposit for the remaining amounts on or before July 31, 2011.  Such deposit shall be refundable upon receipt of payment by Buyers for such amounts.  We expect our sheepskin purchases by third party factories supplying UGG product to us will eventually exceed these levels; however, we believe a deposit may be required under this contractual arrangement.  In the event a deposit is made, we believe any deposit will become fully refundable.  However, we are not able to reasonably estimate when or if cash payments will occur and have included the remaining amount in this table.  We believe this will not materially affect our liquidity or results of operations, as it is in the normal course of our business.

(3)   The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized.  See note 9 to our accompanying condensed consolidated financial statements.

In addition to the amounts in the table above, we have entered into other off-balance sheet arrangements.  We agreed to make loans to our joint venture with Stella International, should the need arise. As of March 31, 2011, the estimated remaining loans by Deckers were expected to be approximately $1,000.  We also have potential future earn-out payments relating to our acquisitions of TSUBO, LLC and Ahnu, Inc. through 2013.  These amounts were excluded from the table above as all conditions for the earn-out payments have not been met.  Additionally, we entered into agreements with certain of our international distributors to assist with the transition related to regaining our distribution rights in those regions.  Under these agreements, we expect to make total payments to these distributors of approximately $4,000 from April 1 through the end of 2011.  The payments include consideration for the purchase of certain assets and services.

We believe that internally generated funds, the available borrowings under our existing Credit Agreement or a new credit agreement, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our current and foreseeable working capital requirements.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, the availability of short-term credit, and market volatility, among others.  See Part II, Item 1A, and “Risk Factors” for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Credit Agreement.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

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

The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and reserves, which are discussed below:

	March 31, 2011		December 31, 2010
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$85,737		$130,435

Allowance for doubtful accounts	$1,103	1.3%	$1,379	1.1%
Reserve for sales discounts	$1,747	2.0%	$5,819	4.5%
Allowance for estimated chargebacks	$1,888	2.2%	$2,535	1.9%

	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$204,851		$430,124

Allowance for estimated returns	$2,772	1.4%	$4,039	0.9%
Estimated returns liability	$548	0.3%	$4,838	1.1%

Allowance for Doubtful Accounts.  We provide a reserve against trade accounts receivable for estimated losses that may result from customers’ inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers’ credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which all or a portion of are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience.  Reserves have been established for all projected losses of this nature.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at March 31, 2011 by approximately $390.

Reserve for Sales Discounts.  A significant portion of our domestic net sales, as well as our international wholesale sales, and resulting trade accounts receivable reflects a discount that our customers may take, generally based upon meeting certain order, shipment and payment timelines.  We estimate the amount of the discounts that are available to be taken against the period-end trade accounts receivable, and we record a corresponding reserve for sales discounts.  The decrease in the reserve was primarily due to a lower overall accounts receivable balance for one of our largest customers that qualifies for discounts at March 31, 2011 compared to December 31, 2010.  Our use of different estimates and assumptions could produce different financial results. For example a 10.0% change in the estimate of the percentage of accounts that are entitled to discounts would change the reserve for sales discounts at March 31, 2011 by approximately $150.

Allowance for Estimated Chargebacks.  When our wholesale customers pay their invoices, they often take deductions for chargebacks against their invoices, which are often valid.  Therefore, we record an allowance for the balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each quarter, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances.  This estimate is based on historical trends of the timing and amount of chargebacks taken against invoices.

Allowance for Estimated Returns and Estimated Returns Liability.  We record an allowance for anticipated future returns of goods shipped prior to period-end and a liability for anticipated returns of goods sold direct to consumers. In general, we accept returns for damaged or defective products but discourage returns for other reasons. We also accept returns from our retail and eCommerce customers for a thirty day period. We base the amounts of the allowance and liability on any approved customer requests for returns, historical returns experience and any recent events that could result in a change from historical returns rates, among other factors.  The estimated returns liability as of March 31, 2011 decreased relative to the liability at December 31, 2010 due to the December reserve amount including increased reserves to account for increased expected holiday returns during the first quarter of 2011.  Our use of different estimates and assumptions could produce different financial results.  For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the allowance and liability reserves for returns in total at March 31, 2011 by approximately $1,300.

Inventory Write-Downs.  Inventories are stated at lower of cost or market. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory.  In doing so, we write the inventory down to the lower of cost or estimated future net selling prices. At March 31, 2011, inventories were stated at $107,118, net of inventory write-downs of $2,255.  At December 31, 2010, inventories were stated at $124,995 net of inventory write-downs of $1,684.  The increase in inventory write-downs at March

31, 2011 compared to December 31, 2010 was primarily due to additional write-downs primarily in our Teva brand segment inventories.  Our use of different estimates and assumptions could produce different financial results.  For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at March 31, 2011 by approximately $570.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in LIBOR.  Our credit agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR.  At March 31, 2011, we had no outstanding borrowings under the credit agreement. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses.  We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities, compared to the three months ended March 31, 2010 when we did not hedge foreign currency exchange rate risk. Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, as discussed above, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss.  As of the date of this Quarterly Report on Form 10-Q, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

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

Although the majority of our sales and inventory purchases are denominated in US currency, our sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured.  Our foreign currency exposure is generated primarily from our Asian and European operations.  Approximately $37,000, or 18.0%, of our total net sales during the three months ended March 31, 2011 were denominated in foreign currencies.  As we begin to hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement translation gains and losses as a result of translating the operating results and financial positions held in foreign currencies into US dollars.  We translate monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency.  Accordingly, we translate those monetary assets and liabilities denominated in US dollars into their local currencies using the exchange rate as of the end of the reporting period, which also results in financial statement translation gains and losses.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, which may have a negative impact on our net sales and gross margins.  As of March 31, 2011, our hedging contracts had notional amounts totaling approximately $58,000.  Based upon sensitivity analysis as of March 31, 2011, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $4,700.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or condensed consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 1, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company approved a stock repurchase program in June 2009 which authorizes management to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program has no expiration date and does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  The purchases will be funded from available working capital.  The Company did not repurchase any of its common stock under this program during the three months ended March 31, 2011.  As of March 31, 2011, the remaining approved amount for repurchases was approximately $20,000.

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

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification pursuant to 18 USC. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and March 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Deckers Outdoor Corporation

Date: May 10, 2011	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)