Form 10-Q
period 2011-06-30
DECKERS OUTDOOR CORP
filed 2011-08-08
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2011

Common Stock, $0.01 par value	38,516,432

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	June 30,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$325,170	$445,226
Trade accounts receivable, net of allowances of $6,737 and $13,772 as of June 30, 2011 and December 31, 2010, respectively	106,952	116,663
Inventories	210,044	124,995
Prepaid expenses and other current assets	21,284	16,846
Income tax receivable	16,285	—
Deferred tax assets	12,002	12,002
Total current assets	691,737	715,732

Property and equipment, at cost, net	54,541	47,737
Goodwill and other intangible assets, net	23,855	24,918
Deferred tax assets	16,695	15,121
Other assets	8,299	5,486
Total assets	$795,127	$808,994

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$107,375	$67,073
Accrued payroll	12,780	35,109
Other accrued expenses	12,345	17,515
Income taxes payable	553	25,166
Total current liabilities	133,053	144,863

Long-term liabilities	9,973	8,456

Commitments and contingencies (note 9)

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 and 125,000 shares; issued and outstanding 38,513 and 38,581 shares as of June 30, 2011 and December 31, 2010, respectively	385	386
Additional paid-in capital	144,148	137,989
Retained earnings	505,382	513,459
Accumulated other comprehensive (loss) income	(968)	1,153
Total Deckers Outdoor Corporation stockholders’ equity	648,947	652,987
Noncontrolling interest	3,154	2,688
Total equity	652,101	655,675
Total liabilities and equity	$795,127	$808,994

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$154,222	$137,059	$359,073	$292,986
Cost of sales	88,310	76,316	190,683	154,336
Gross profit	65,912	60,743	168,390	138,650

Selling, general and administrative expenses	76,710	47,527	150,993	96,613
(Loss) income from operations	(10,798)	13,216	17,397	42,037

Other (income) expense, net:
Interest income	(35)	(53)	(87)	(72)
Interest expense	13	106	(45)	124
Other, net	(21)	(550)	(49)	(614)
	(43)	(497)	(181)	(562)
(Loss) income before income taxes	(10,755)	13,713	17,578	42,599

Income tax (benefit) expense	(3,227)	4,803	5,273	15,549
Net (loss) income	(7,528)	8,910	12,305	27,050
Net loss (income) attributable to noncontrolling interest	189	56	(466)	(189)
Net (loss) income attributable to Deckers Outdoor Corporation	$(7,339)	$8,966	$11,839	$26,861

Net (loss) income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$(0.19)	$0.23	$0.31	$0.69
Diluted	$(0.19)	$0.23	$0.30	$0.69

Weighted-average common shares outstanding:
Basic	38,670	38,667	38,640	38,649
Diluted	38,670	39,081	39,304	39,081

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$12,305	$27,050
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	11,539	6,236
Recovery of doubtful accounts, net	(53)	(1,398)
Write-down of inventory	3,005	823
Stock compensation	6,830	6,557
Other	(437)	(820)
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Trade accounts receivable	9,763	(3,822)
Inventories	(88,054)	(34,930)
Prepaid expenses and other current assets	(5,880)	585
Income tax receivable	(16,285)	—
Other assets	(3,070)	(564)
Trade accounts payable	40,302	32,623
Accrued expenses	(28,959)	(15,918)
Income taxes payable	(20,902)	(12,870)
Long-term liabilities	1,517	622
Net cash (used in) provided by operating activities	(78,379)	4,174

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	26,080
Purchases of property and equipment	(13,910)	(6,733)
Acquisition of business	—	(3,191)
Purchases of intangible assets	(4,458)	—
Net cash (used in) provided by investing activities	(18,368)	16,156

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(10,686)	(1,417)
Excess tax benefits from stock compensation	6,641	1,479
Cash received from issuances of common stock	4	84
Cash paid for repurchases of common stock	(19,918)	(2,635)
Net cash used in financing activities	(23,959)	(2,489)

Effect of exchange rates on cash	650	42
Net change in cash and cash equivalents	(120,056)	17,883
Cash and cash equivalents at beginning of period	445,226	315,862
Cash and cash equivalents at end of period	$325,170	$333,745

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$35,777	$27,243
Interest	$12	$1
Non-cash investing activity:
Accruals for purchases of property and equipment	$162	$324
Accruals for asset retirement obligation assets	$13	$—
Non-cash financing activity:
Accruals for shares withheld for taxes	$1,934	$555

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

In January 2010, the Company acquired certain assets and liabilities, including reacquisition of its distribution rights, from its Teva brand distributor that sold to retailers in Belgium, the Netherlands, and Luxemburg (Benelux) as well as France.  In September 2010, the Company purchased a portion of a privately held footwear company as an equity method investment.  In January 2011, the Company acquired certain assets from its UGG, Teva, and Simple® brands distributor that sold to retailers in the United Kingdom (UK) and from its UGG and Simple brands distributor that sold to retailers in Benelux and France.  The distribution rights in these regions reverted back to the Company on December 31, 2010 upon the expiration of the distribution agreements.  On May 19, 2011, the Company entered into an asset purchase agreement with Sanuk USA LLC, C&C Partners, Ltd., and the equity holders of both entities (collectively referred to as “Sanuk” or the “Sanuk brand”).  On July 1, 2011, the Company completed the acquisition of the purchased assets and the assumption of the assumed liabilities of the Sanuk® brand.

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

(2)                      Stockholders’ Equity

In June 2009, the Company approved a stock repurchase program to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program did not obligate the Company to acquire any particular amount of common stock.  The purchases were funded from available working capital.  During both the three and six months ended June 30, 2011, the Company repurchased approximately 245,000 shares for approximately $20,000, or an average price of $81.22 per share.  As of June 30, 2011, the Company had repurchased the full amount authorized under this program.

On June 22, 2011, the Board of Directors of the Company adopted a new long-term incentive award under its 2006 Equity Incentive Plan (the “Level III Awards”).  These awards will be available for issuance to current and future members of the Company’s management team, including the Company’s named executive officers.  Each recipient will receive a specified maximum number of restricted stock units (RSUs), each of which will represent the right to receive one share of the Company’s

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

common stock.  These awards vest subject to certain long-term performance objectives and certain long-term service conditions.  The awards will vest on December 31, 2014 only if the Company meets certain revenue targets ranging between $1,850,000 and $2,500,000 and certain diluted earnings per share targets ranging between $7.00 and $9.60 for the year ended December 31, 2014.  No vesting of any Level III Award will occur if either of the threshold performance criteria is not met for the year ending December 31, 2014.  To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award.  Under this new program, during the three months ended June 30, 2011, the Company granted a maximum amount of 275,000 RSUs.  The grant date fair value of these RSUs was $82.09 per share.  As of June 30, 2011, the Company did not believe that the achievement of the performance objectives for the Level III Awards was probable, and therefore the Company did not recognize compensation expense for these awards. If the performance objectives become probable, the Company will then begin recording an expense for the Level III Awards.

During the three months ended June 30, 2011, 120,000 stock appreciation rights (SARs) were exercised at a weighted-average exercise price of $26.73, for an aggregate intrinsic value of $7,508.  During the six months ended June 30, 2011, 180,000 SARs were exercised at a weighted-average exercise price of $26.73, for an aggregate intrinsic value of $10,924.

The following is a reconciliation of the Company’s retained earnings:

Retained
Earnings
Balance at December 31, 2009	$365,304

Net income attributable to Deckers Outdoor Corporation	158,235
Repurchase of common stock	(10,080)
Balance at December 31, 2010	513,459

Net income attributable to Deckers Outdoor Corporation	11,839
Repurchase of common stock	(19,916)
Balance at June 30, 2011	$505,382

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(3)                      Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income

Comprehensive (loss) income is the total of net (loss) income and all other non-owner changes in equity.  Comprehensive (loss) income was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net (loss) income	$(7,528)	$8,910	$12,305	$27,050
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency hedging	1,274	—	(1,442)	—
Unrealized loss on short-term investments	—	—	—	(2)
Cumulative foreign currency translation adjustments	(425)	(640)	(679)	(1,055)
Total other comprehensive income (loss)	849	(640)	(2,121)	(1,057)

Comprehensive (loss) income	(6,679)	8,270	10,184	25,993
Comprehensive loss (income) attributable to noncontrolling interest	189	56	(466)	(189)
Comprehensive (loss) income attributable to Deckers Outdoor Corporation	$(6,490)	$8,326	$9,718	$25,804

Accumulated balances of the components within accumulated other comprehensive (loss) income were as follows:

	June 30,	December 31,
	2011	2010
Unrealized gain on foreign currency hedging, net of tax	$122	$1,564
Cumulative foreign currency translation adjustment	(1,090)	(413)
Unrealized gain on short-term investments	—	2
Accumulated other comprehensive (loss) income	$(968)	$1,153

(4)                      Net (Loss) Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

Basic net (loss) income per share represents net (loss) income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period.  Diluted net (loss) income per share represents net (loss) income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three and six months ended June 30, 2011 and 2010, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of nonvested stock units (NSUs), RSUs, SARs, and options to purchase common stock.

The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average shares used in basic computation	38,670,000	38,667,000	38,640,000	38,649,000
Dilutive effect of NSUs and stock options*	—	414,000	664,000	432,000
Weighted-average shares used in diluted computation	38,670,000	39,081,000	39,304,000	39,081,000

*Excluded NSUs as of June 30, 2011 and 2010	870,000	312,000	193,000	312,000

The Company excluded all NSUs, RSUs and SARs for the three months ended June 30, 2011 from the diluted net (loss) income per share computation because they were anti-dilutive due to the net loss for the quarter.  For the six months ended June 30, 2011 and for the three and six months ended June 30, 2010, the Company excluded the SARs and RSUs for the awards that are expected to vest on December 31, 2011 through December 31, 2016.  The SARs and RSUs that vested on December 31, 2010 are included in the dilutive effect for the six months ended June 30, 2011, but not included in the three and six months ended

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

June 30, 2010.  These shares were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through June 30, 2011 and 2010, respectively.

(5)                      Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, income taxes receivable, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.  The fair value of the Company’s derivatives are measured and recorded at fair value on a recurring basis.  The Company records the assets or liabilities associated with derivative instruments and hedging activities in other current assets or other current liabilities, respectively, in the condensed consolidated balance sheets.  The Level 2 inputs described below consist of forward spot rates at the end of the reporting period.  (See footnote 6, “Foreign Currency Exchange Contracts and Hedging,” for further information.)

The Company has established a nonqualified deferred compensation program with an effective date of February 1, 2010 (referred to as “the Plan”).  The Plan permits a select group of management employees, designated by the Plan Committee, to defer earnings to a future date on a nonqualified basis.  For each plan year, the Board may, but is not required to, contribute any amount it desires to any participant under the Plan. The Company’s contribution will be determined by the Board annually in the fourth quarter.  No such contribution has been approved as of June 30, 2011.  All amounts deferred under this plan are presented in long-term liabilities in the condensed consolidated balance sheet.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a trust as a reserve for the benefits payable under the Plan.

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

The table below summarizes the Company’s financial liabilities that are measured on a recurring basis at fair value:

	Fair Value at June 30,	Fair Value Measurement Using
	2011	Level 1	Level 2	Level 3
Liabilities at fair value
Nonqualified deferred compensation	$2,017	$2,017	$—	$—
Designated derivatives	$555	$—	$555	$—
Non-designated derivatives	$764	$—	$764	$—

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

Certain of the Company’s foreign currency forward contracts are designated cash flow hedges of forecasted intercompany sales and are subject to foreign currency exposures. These contracts allow the Company to sell Euros and British Pounds in exchange for US dollars at specified contract rates.  At June 30, 2011, the outstanding contracts were expected to mature over the next six months.  Forward contracts are used to hedge forecasted intercompany sales over specific quarters.  Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive (loss)

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

income (OCI) within stockholders’ equity, and are recognized in the condensed consolidated statements of operations during the period which approximates the time the corresponding third-party sales occur.  The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes.  Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in income.  These contracts are generally entered into to offset the gains and losses on certain intercompany balances until the expected time of repayment.  As of June 30, 2011, the Company’s total hedging contracts had notional amounts totaling approximately $57,000, held by two counterparties.

The Company has factored into the fair value measurements of its derivatives the nonperformance risk of the Company and the counterparty, and it did not have a material impact on the fair value of the derivatives.  The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2011.  As of June 30, 2011, the total amount in accumulated other comprehensive (loss) income (see note 3) is expected to be reclassified into income within the next nine months.

The following tables summarize the effect of derivative instruments on the condensed consolidated financial statements for the six months ended June 30, 2011:

Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
Derivatives in Designated	Recognized in OCI	Reclassified from	Accumulated OCI into	Location of Amount	Gain (Loss) from
Cash Flow Hedging	on Derivative	Accumulated OCI into Income	Income (Effective	Excluded from	Amount Excluded from
Relationships	(Effective Portion)	(Effective Portion)	Portion)	Effectiveness Testing	Effectiveness Testing
Foreign Exchange Contracts	$(3,011)	Net Sales	$201	Selling, general and administrative expenses (SG&A)	$(10)

Derivatives Not	Location of Gain (Loss)	Amount of Gain (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on
Instruments	Derivatives	Derivatives
Foreign Exchange Contracts	SG&A	$(670)

(7)                      Credit Agreement

In May 2010, the Company and its subsidiary, TSUBO, LLC, entered into the Second Amended and Restated Credit Agreement with Comerica Bank (the “Credit Agreement”).  The Credit Agreement provides for a maximum availability of $20,000.  Up to $12,500 of borrowings may be in the form of letters of credit.  Amounts borrowed under the Credit Agreement bear interest at the lender’s prime rate or, at the Company’s option, at the London Interbank Offered Rate, or LIBOR, plus 1.0%, and is secured by substantially all of the Company’s assets.  The Credit Agreement includes annual commitment fees of $60 per year, which can be waived if the Company deposits $10,000 in non-interest bearing new deposits with Comerica Bank; provided that such deposits may be removed by the Company at any time, subject to paying a pro-rated annual commitment fee.  The Credit Agreement expires on June 1, 2012.  At June 30, 2011, the Company had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $724.  As a result, $19,276 was available under the Credit Agreement at June 30, 2011.

The Credit Agreement contains certain financial covenants.  The covenants currently include a maximum additional debt of $20,000, maximum asset sales of $5,000 and maximum loans to employees of $200.  On June 27, 2011, the Company entered into Amendment Number One to the Credit Agreement.  This amendment increased the maximum net loans to subsidiaries who are not parties to the Credit Agreement to $50,000 in the aggregate per calendar year. The Credit Agreement contains certain additional financial covenants if the outstanding obligations exceed $2,000, including a minimum tangible net worth requirement of $294,891 commencing with the fiscal year ended December 31, 2010 plus 75% of consolidated net profit on a cumulative basis, no consolidated net loss for two or more consecutive fiscal quarters and maximum acquisitions of $25,000 per calendar year. Because the Company’s outstanding obligations were less than $2,000 at the time of its Sanuk acquisition, the Company is still in compliance with this financial covenant and is not restricted to $2,000 in borrowings in this calendar year; the Company still has the ability to borrow the full remaining available amount.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(8)                      Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies in the Company’s Annual Report, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, and its other brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources and facilities costs, among others. The gross profit derived from the sales to third parties of the eCommerce and retail stores segments is separated into two components: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments.  In prior periods, the gross profit of the international portion of the eCommerce and retail stores segments included both the wholesale and retail profit.  This change in segment reporting only changed the presentation within the below table and did not impact the Company’s condensed consolidated financial statements for any periods.  The segment information for the three and six months ended June 30, 2010 has been adjusted retrospectively to conform to the current period presentation.

The Company’s other brands include Simple®, TSUBO®, Ahnu®, and MOZO®.  The wholesale operations of the Company’s other brands are included as one reportable segment, other wholesale, presented in the figures below.  Business segment information is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales to external customers:
UGG wholesale	$85,347	$88,100	$176,431	$152,600
Teva wholesale	38,080	29,086	87,566	71,323
Other wholesale	4,963	4,744	10,415	12,368
eCommerce	5,709	5,177	29,169	23,599
Retail stores	20,123	9,952	55,492	33,096
	$154,222	$137,059	$359,073	$292,986

(Loss) income from operations:
UGG wholesale	$23,432	$33,776	$62,095	$66,811
Teva wholesale	7,678	7,556	21,963	18,741
Other wholesale	(2,682)	(1,496)	(4,608)	(2,311)
eCommerce	(390)	(69)	5,284	4,633
Retail stores	(3,005)	(1,549)	2,570	2,359
Unallocated overhead costs	(35,831)	(25,002)	(69,907)	(48,196)
	$(10,798)	$13,216	$17,397	$42,037

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Business segment asset information is summarized as follows:

	June 30,	December 31,
	2011	2010
Total assets for reportable segments:
UGG wholesale	$249,752	$194,028
Teva wholesale	66,155	49,849
Other wholesale	14,282	12,031
eCommerce	2,776	4,053
Retail stores	46,195	39,377
	$379,160	$299,338

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

	June 30,	December 31,
	2011	2010
Total assets for reportable segments	$379,160	$299,338
Unallocated cash and cash equivalents	325,170	445,226
Unallocated deferred tax assets	28,697	27,123
Other unallocated corporate assets	62,100	37,307
Consolidated total assets	$795,127	$808,994

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of June 30, 2011, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions. These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults and credit and liquidity issues, which have affected various sectors of the financial markets. As of June 30, 2011, the Company had experienced no loss or lack of access to its cash and cash equivalents.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 46.3% and 52.4% of the Company’s total net sales for the three months ended June 30, 2011 and 2010, respectively.  International sales were 35.7% and 37.8% of the Company’s total net sales for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, no single foreign country comprised more than 10% of total sales.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Long-lived assets, which consist of property and equipment, by major country were as follows:

	June 30,	December 31,
	2011	2010
US	$39,990	$36,591
UK	6,169	6,753
All other countries*	8,382	4,393
Total	$54,541	$47,737

*            No other country’s long-lived assets comprised more than 10% of total long-lived assets as of June 30, 2011 or December 31, 2010.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10.0% of the Company’s net sales for the six months ended June 30, 2011 and 2010.  As of June 30, 2011, the Company had one customer representing 11.5% of net trade accounts receivable.  As of December 31, 2010, the Company had one customer representing 33.2% and another customer representing 10.1% of net trade accounts receivable.

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

The Company filed a lawsuit against counterfeit websites asking the court to issue a temporary restraining order to freeze the payment provider accounts and assign over the domains.  In February 2011, the Company filed a guarantee in the amount of $500.  Performance of the guarantee is required by the Company in the event that a defendant proves that the restraining order should not have been issued.  As of June 30, 2011, the Company determined the risk of payment is low.  The guarantee will be in place for the duration of the lawsuit which is anticipated to be resolved within the year.

The Company’s federal income tax returns for the years ended December 31, 2006 through December 31, 2009 are under examination by the Internal Revenue Service (IRS).  In connection with the examination, the Company has received notices of proposed adjustments (NOPAs), which the Company agreed with and recorded in its financial statements.  In addition, in March 2011, the Company received a NOPA related to transfer pricing arrangements with the Company’s subsidiaries in which adjustments were asserted totaling approximately $55,000 of additional taxable income, representing additional federal taxes and penalties of approximately $27,000, excluding interest.  The Company responded to this NOPA indicating that it disagrees with the proposed adjustments and will appeal the NOPA if the Company is unable to reach a resolution at the exam level.  The Company does not know the timing of completion of the examination or if the examination will result in a material effect to the Company’s condensed consolidated financial statements.  It is reasonably possible that the Company’s unrecognized tax benefit could change, however, the Company believes its unrecognized tax benefits are adequate.

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

In March 2011, the Company entered into contracts requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before July 31, 2011.  As of June 30, 2011, the remaining commitment was approximately $19,000.  These contracts may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments on or before July 31, 2011, the Company is required to make a deposit for the remaining amounts, plus cash not yet received from a Buyer on pending orders, on or before July 31, 2011.  Such deposit shall be refundable upon receipt of payment by Buyers for such amounts.  The contract does not permit net settlement.  The Company expects sheepskin purchases by third party factories will eventually exceed the contract levels; however, subsequent to June 30, 2011, the Company believes it will be required to make a deposit for the remaining commitment, plus cash not yet received from a Buyer on pending orders, of approximately $23,000 under this contractual arrangement.  Management believes this deposit will become fully refundable and, therefore, would have an immaterial effect on the condensed consolidated statement of operations.  The Company determined this based upon its projected sales and inventory purchases.

Subsequent to June 30, 2011, the Company entered into a new sheepskin purchase agreement for a total minimum commitment of approximately $40,000, whereby the Company will make an advance deposit of $20,000, for purchases targeted to be made by a Buyer between July 1, 2011 and January 31, 2012 under this contract.  The advance deposit shall be repaid to the Company as Buyers purchase goods under the terms of this agreement.  This agreement may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments, the Company shall be responsible for compliance with any and all minimum purchase commitments under this contract.  The contract does not permit net settlement. The Company expects sheepskin purchases by third party factories will eventually exceed the contract levels.  Therefore, management believes the likelihood of any non-performance payments under this contractual arrangement is remote and would have an immaterial effect on the statement of operations.  The Company determined this based upon its projected sales and inventory purchases.

(10)     Business Combination

On May 19, 2011, the Company entered into an asset purchase agreement whereby it would acquire substantially all of the assets and assume the related liabilities of Sanuk, an innovative action sport and adventure footwear brand.  On July 1, 2011, the Company completed the acquisition of the purchased assets and the assumption of the assumed liabilities.  The total purchase price for the assets related to the Sanuk brand was an initial cash payment of approximately $119,800 subject to certain post-closing adjustments.  Upon the close of the acquisition, the Company also made an estimated payment of $6,800 related to the post-closing adjustments.  The purchase price also includes additional participation payments (contingent consideration) over the next five years as follows:

•                  2011 earnings before interest, taxes, depreciation, and amortization (EBITDA) multiplied by ten, less the closing payment, up to maximum of $30,000;

•                  51.8% of the gross profit in 2012, defined as total sales less the cost of sales for the business of the sellers;

•                  36.0% of gross profit in 2013;

•                  8.0% of the product of gross profit in 2015 multiplied by five.

There is no maximum to the contingent consideration payments for 2012, 2013, and 2015.

The Company made this acquisition because it believes Sanuk is a profitable, well-run business with a similar corporate culture, and provides substantial growth opportunities, particularly within the action sports market where it has a large and loyal customer base of active outdoor enthusiasts.  The Sanuk brand complements the Company’s existing brand portfolio with its unique market position through the combination of original and innovative product designs, as well as authentic and irreverent marketing campaigns.  The brand assists in balancing the Company’s existing seasonality, with its largest revenues being generated in the first half of the year.  The Sanuk brand also brings additional distribution channels to the Company, as it sells to hundreds of independent specialty surf and skate shops throughout the US that were not significantly in the Company’s existing customer portfolio.  The acquisition will be accounted for as a business combination and the Company intends to report the Sanuk brand as a new reportable segment.

As the acquisition date was subsequent to June 30, 2011, the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2011 do not contain the results of the Sanuk brand or any of the related entities.  For the six months ended June 30, 2011, the Company incurred approximately $1,400 of transaction costs for the Sanuk acquisition.

The purchase price, including contingent consideration, is made up of the net assets acquired, including tangible assets, trade names, customer and distributor relationships, non-compete agreements, patents, order books, and goodwill.  All of the goodwill associated with this purchase is expected to be deductible for tax purposes.  However, due to the timing of the close of the acquisition, the Company did not have sufficient time to complete the valuation of the acquired assets and assumed liabilities and the fair value of the contingent consideration, and therefore, the amount of goodwill and the tax deduction cannot be determined at this time.

Supplemental pro forma information has not been provided for the Sanuk brand as the acquired operations were components of two legal entities, which were separately managed.  The precise historical financial information related directly to the asset purchase agreement was not prepared. Since this financial information prior to the acquisition is not readily available, compilation of such data is impracticable.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(11)     Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU), Presentation of Comprehensive Income, an amendment to Accounting Standards Codification Topic 220, Comprehensive Income, that brings US Generally Accepted Accounting Principles (GAAP) into alignment with International Financial Reporting Standards for the presentation of OCI.  Effective with the Company’s annual reporting period ending December 31, 2011, the option in current GAAP that permits the presentation of OCI in the statement of changes in equity has been eliminated.  The provisions of the update provide that an entity that reports items of OCI has two options:  (1) a single statement must present the components of net income, total net income, the components of OCI, total OCI, and total comprehensive income; or (2) a two-statement approach whereby an entity must present the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of OCI, a total for OCI, and a total for comprehensive income.  The adoption of this ASU will only change the presentation of OCI on the Company’s consolidated financial statements beginning with its 2011 annual report.

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

In addition to our primary brands, our other brands include TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort; Ahnu®, a line of outdoor performance and lifestyle footwear; MOZO®, a line of footwear that combines running shoe technology with work shoe toughness for individuals that spend long hours working on their feet; and Simple®, a line for which we are planning to cease distribution effective December 31, 2011.

We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products. In 2010, we converted our Teva business in Belgium, the Netherlands, and Luxemburg (Benelux), and France from a distributor model to a wholesale model.  In January 2011, we converted from a distributor model to a wholesale model for the UGG, Teva, and Simple brands in the United Kingdom (UK) and Ireland and the UGG and Simple brands in Benelux and France.

Our business has been impacted by several important trends affecting our end markets:

•                  The prolonged US and global economic conditions have adversely impacted businesses worldwide in general. Some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

•                  The top grade sheepskin used in certain UGG products is in high demand and limited supply and there have been significant increases in the prices of top grade sheepskin as the demand from competitors for this material has increased.

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

•                  continued expansion of retail through new UGG Australia stores; and

•                  continued geographic expansion across the US and internationally.

We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy we have increased our product offering, including a growing spring line, an expanded men’s line, and a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as handbags, cold weather accessories, and outerwear. We believe that the evolution of the UGG brand and our strategy of product diversification also will help decrease our reliance on prime twinface sheepskin, which is in high demand and subject to price volatility.

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

Our efforts to expand the Teva brand beyond sandals, while embracing our core water-based competencies, contributed to significant revenue growth in 2010.  Throughout 2010 and the first half of 2011, our broader range of products demonstrated strong retail sell-through across all channels, and we believe that our retail partners have viewed both our product and marketing innovations as relevant and compelling.

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

Other Brands Overview

Our other brands consist of the TSUBO, Ahnu, MOZO, and Simple brands.  Our other brands are all sold through most of our distribution channels, with the majority through wholesale channels.  We are planning to cease distribution of the Simple brand effective December 31, 2011.

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

As of June 30, 2011, we had a total of 30 retail stores worldwide.  These stores are company-owned and operated and include our China stores, which are owned and operated with our joint venture partner.  For 2011, we plan to open additional retail stores in the US and significantly expand our retail presence internationally, primarily in Asia.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters and the highest percentage of Teva brand net sales occurring in the first and second quarters of each year.  Our other brands do not have a significant seasonal impact.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$204,851	$154,222
Income (loss) from operations	$28,195	$(10,798)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$155,927	$137,059	$277,879	$430,124
Income from operations	$28,821	$13,216	$66,314	$140,737

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table summarizes the Company’s results of operations:

	Three Months Ended June 30,
	2011		2010		Change
	Amount	%	Amount	%	Amount	%
Net sales	$154,222	100.0%	$137,059	100.0%	$17,163	12.5%
Cost of sales	88,310	57.3	76,316	55.7	11,994	15.7
Gross profit	65,912	42.7	60,743	44.3	5,169	8.5
Selling, general and administrative expenses	76,710	49.7	47,527	34.7	29,183	61.4
(Loss) income from operations	(10,798)	(7.0)	13,216	9.6	(24,014)	(181.7)
Other income, net	(43)	—	(497)	(0.4)	454	91.3
(Loss) income before income taxes	(10,755)	(7.0)	13,713	10.0	(24,468)	(178.4)
Income tax (benefit) expense	(3,227)	(2.1)	4,803	3.5	(8,030)	(167.2)
Net (loss) income	(7,528)	(4.9)	8,910	6.5	(16,438)	(184.5)
Net loss attributable to the noncontrolling interest	189	0.1	56	—	133	237.5
Net (loss) income attributable to Deckers Outdoor Corporation	$(7,339)	(4.8)%	$8,966	6.5%	$(16,305)	(181.9)%

Overview.  The increase in net sales was primarily due to an increase in Teva and UGG product sales.  The loss from operations resulted primarily from the higher selling, general and administrative expenses and decreased gross margin, partially offset by higher net sales.

Net Sales.  The following tables summarize net sales by location, brand and distribution channel:

	Three Months Ended June 30,
			Change
	2011	2010	Amount	%
Net sales by location:
US	$82,772	$65,230	$17,542	26.9%
International	71,450	71,829	(379)	(0.5)
Total	$154,222	$137,059	$17,163	12.5%

Net sales by brand and distribution channel:
UGG:
Wholesale	$85,347	$88,100	$(2,753)	(3.1)%
eCommerce	2,969	2,458	511	20.8
Retail stores	19,950	9,647	10,303	106.8
Total	108,266	100,205	8,061	8.0
Teva:
Wholesale	38,080	29,086	8,994	30.9
eCommerce	2,089	2,077	12	0.6
Retail stores	123	49	74	151.0
Total	40,292	31,212	9,080	29.1
Other:
Wholesale	4,963	4,744	219	4.6
eCommerce	651	642	9	1.4
Retail stores	50	256	(206)	(80.5)
Total	5,664	5,642	22	0.4
Total	$154,222	$137,059	$17,163	12.5%

Total eCommerce	$5,709	$5,177	$532	10.3%

Total Retail stores	$20,123	$9,952	$10,171	102.2%

The increase in net sales was primarily driven by strong sales for the Teva and UGG brands.  We experienced an increase in the number of pairs sold primarily through our Teva wholesale channels, partially offset by a decrease in pairs sold in our UGG wholesale segment.  This resulted in the overall volume of footwear sold for all brands to remain relatively flat at approximately 3.6 million pairs sold for the three months ended June 30, 2011 and 2010.  Our weighted-average wholesale selling price per pair increased to $38.28 for the three months ended June 30, 2011 from $35.41 for the three months ended June 30, 2010.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in international sales, mainly in the European region.  This decrease was related to our conversion from a distributor model to a direct wholesale model, causing a shift in sales of our fall products to later in the year in 2011 versus 2010.  We also experienced a decrease in the overall volume of pairs sold.  The decrease was partially offset by an increase in domestic sales, including an increase in the average selling price.  We cannot assure investors that UGG brand sales will continue to grow at their past pace.

Wholesale net sales of our Teva brand increased due to both an increase in the volume of pairs sold and an increase in the average selling price.

Wholesale net sales of our other brands increased due to an increase in pairs sold, partially offset by a decrease in the average selling price.

Net sales of our eCommerce business increased due to both an increase in the average selling price and a slight increase in the number of pairs sold.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of eleven new stores opened since June 30, 2010.  New stores that were not open during the full three months ended June 30, 2010 contributed approximately $8,000 of retail sales for three months ended June 30, 2011.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full second quarter of 2011 and 2010, same store sales grew by 23.6%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 46.3% and 52.4% of worldwide net sales for the three months ended June 30, 2011 and 2010, respectively.  The decrease in international sales was largely due to decreased sales for our UGG wholesale channel, primarily in the European region, related to our conversion to a direct wholesale model.  This decrease was partially offset by increases in our Teva wholesale channel in the European region, as well as our retail store business in the Asian region.

Gross Profit.  As a percentage of net sales, gross margin decreased primarily due to approximately $3,100 of duty refunds in the second quarter of 2010 that did not recur in the second quarter of 2011.  In addition, in the second quarter of 2011, we experienced increased production costs for all brands, as well as an increased impact of closeout sales and increased inventory write-downs, primarily related to our Simple brand.  The decrease was partially offset by an increased mix of retail sales, which generally carry higher margins.

Selling, General and Administrative Expenses (SG&A).  As a percentage of net sales, SG&A increased primarily from:

•                  increased retail costs of approximately $6,000, largely related to eleven new retail stores that were not open as of June 30, 2010;

•                  increased divisional brand expenses of approximately $4,000 in support of our continued growth;

•                  increased international division expenses of approximately $3,000 in support of our continued international expansion and our distributor conversions to the wholesale model;

•                  increased marketing expenses of approximately $3,000; and

•                  increased legal expenses of approximately $2,000.

SG&A expenses as a percentage of sales were unusually high during this period primarily due to the items discussed above as well as our second quarter generally being our lowest volume selling season.  However, we expect SG&A as a percentage of sales for the full year 2011 to be closer to that of the full year 2010.

(Loss) Income from Operations. The gross profit derived from the sales to third parties of the eCommerce and retail store segments is separated into two components:  (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the remaining profit is included in the eCommerce and retail stores segments.  The following table summarizes operating (loss) income by segment:

	Three Months Ended June 30,
			Change
	2011	2010	Amount	%
UGG wholesale	$23,432	$33,776	$(10,344)	(30.6)%
Teva wholesale	7,678	7,556	122	1.6
Other wholesale	(2,682)	(1,496)	(1,186)	(79.3)
eCommerce	(390)	(69)	(321)	(465.2)
Retail stores	(3,005)	(1,549)	(1,456)	(94.0)
Unallocated overhead costs	(35,831)	(25,002)	(10,829)	(43.3)
Total	$(10,798)	$13,216	$(24,014)	(181.7)%

We incurred a loss from operations versus income due to the increase in SG&A expenses and cost of sales, partially offset by an increase in net sales.

The decrease in income from operations of UGG brand wholesale was primarily the result of decreased international sales of approximately $10,000 and higher marketing and promotional and divisional expenses of approximately $5,000.  The decrease was partially offset by an increase in domestic sales of approximately $7,000.

The slight increase in income from operations of Teva brand wholesale was primarily due to the increased sales, partially offset by a decrease of 3.7 gross margin percentage points primarily due to higher inventory write-downs and an increased impact of closeout sales.

The loss from operations of our other brands wholesale increased primarily due to an 18.6 percentage point decrease in gross margin largely due to increased inventory write-downs and an increased impact of closeout sales.  As we are ceasing distribution of the

Simple brand, we experienced negative margins on Simple brand closeout sales and also recorded additional inventory write-downs.  These results were partially offset by the increased sales and decreased divisional expenses.

Loss from operations of our eCommerce business increased slightly.

The increase in loss from operations of our retail store business was primarily due to approximately $6,000 of higher operating expenses primarily related to our new store openings.  These results were partially offset by increased sales and a 0.6 percentage point increase in gross margin.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $3,000 related to international infrastructure costs primarily to support our conversions from distributor models to direct wholesale models, as well as increased legal expenses of approximately $2,000 primarily related to the protection of our intellectual property including our trademarks.

Other (Income) Expense, Net.  Interest expense decreased primarily due to the reversal of a prior year income tax related accrual.  Other income, net decreased primarily due to a one-time foreign sales tax exemption recognized in the prior year.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax (benefit) expense and effective income tax rates were as follows:

	Three Months Ended June 30,
	2011	2010
Income tax (benefit) expense	$(3,227)	$4,803
Effective income tax rate	30.0%	35.0%

The decrease in the effective tax rate was primarily due to the increase in our projected annual foreign pre-tax income as a percentage of worldwide pre-tax income, as income generated in the US is taxed at significantly higher rates than most of our foreign jurisdictions.  We anticipate our effective tax rate for the full year 2011 to be significantly lower than the full year rate of 35.9% in 2010.

Net Loss Attributable to the Noncontrolling Interest.  Net loss attributable to the noncontrolling interest in our joint venture with Stella International was $189 and $56 for the three months ended June 30, 2011 and 2010, respectively.

Net (Loss) Income Attributable to Deckers Outdoor Corporation.  We incurred a net loss versus income as a result of the items discussed above.  The change in diluted net (loss) income per share resulted primarily from the change in net (loss) income for the three months ended June 30, 2011 versus 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table summarizes the Company’s results of operations:

	Six Months Ended June 30,
	2011		2010		Change
	Amount	%	Amount	%	Amount	%
Net sales	$359,073	100.0%	$292,986	100.0%	$66,087	22.6%
Cost of sales	190,683	53.1	154,336	52.7	36,347	23.6
Gross profit	168,390	46.9	138,650	47.3	29,740	21.4
Selling, general and administrative expenses	150,993	42.1	96,613	33.0	54,380	56.3
Income from operations	17,397	4.8	42,037	14.3	(24,640)	(58.6)
Other income, net	(181)	(0.1)	(562)	(0.2)	381	67.8
Income before income taxes	17,578	4.9	42,599	14.5	(25,021)	(58.7)
Income taxes	5,273	1.5	15,549	5.3	(10,276)	(66.1)
Net income	12,305	3.4	27,050	9.2	(14,745)	(54.5)
Net income attributable to the noncontrolling interest	(466)	(0.1)	(189)	—	(277)	(146.6)
Net income attributable to Deckers Outdoor Corporation	$11,839	3.3%	$26,861	9.2%	$(15,022)	(55.9)%

Overview.  The increase in net sales was primarily due to an increase in UGG product sales, as well as an increase in Teva product sales.  The decrease in income from operations resulted from higher SG&A expenses as well as a slightly lower gross margin, partially offset by the higher sales.

Net Sales. The following table summarizes net sales by location and net sales by brand and distribution channel:

	Six Months Ended June 30,
			Change
	2011	2010	Amount	%
Net sales by location:
US	$230,894	$182,235	$48,659	26.7%
International	128,179	110,751	17,428	15.7
Total	$359,073	$292,986	$66,087	22.6%

Net sales by brand and distribution channel:
UGG:
Wholesale	$176,431	$152,600	$23,831	15.6%
eCommerce	25,057	19,396	5,661	29.2
Retail stores	55,205	32,582	22,623	69.4
Total	256,693	204,578	52,115	25.5
Teva:
Wholesale	87,566	71,323	16,243	22.8
eCommerce	2,941	2,969	(28)	(0.9)
Retail stores	194	89	105	118.0
Total	90,701	74,381	16,320	21.9
Other:
Wholesale	10,415	12,368	(1,953)	(15.8)
eCommerce	1,171	1,234	(63)	(5.1)
Retail stores	93	425	(332)	(78.1)
Total	11,679	14,027	(2,348)	(16.7)
Total	$359,073	$292,986	$66,087	22.6%

Total eCommerce	$29,169	$23,599	$5,570	23.6%

Total Retail stores	$55,492	$33,096	$22,396	67.7%

The increase in net sales was primarily driven by strong sales for the UGG and Teva brands.  We experienced an increase in the number of pairs sold primarily through our Teva wholesale and retail channels, partially offset by a decrease in pairs sold in our other brands.  This resulted in a 9.2% overall increase in the volume of footwear sold for all brands to approximately 8.3 million pairs for the six months ended June 30, 2011 compared to approximately 7.6 million pairs for the six months ended June 30, 2010.  Our weighted-average wholesale selling price per pair increased to $35.94 for the six months ended June 30, 2011 from $32.97 for the six months ended June 30, 2010.

Wholesale net sales of our UGG brand increased primarily due to an increase in the average selling price, which was partially a result of decreased closeout sales.  The increase was partially offset by a shift in sales in our European region for our fall products to later in the year in 2011 versus 2010.  This shift was related to our conversion from a distributor model to a direct wholesale model.  We cannot assure investors that UGG brand sales will continue to grow at their past pace.

Wholesale net sales of our Teva brand increased due to both an increase in the volume of pairs sold, as well as an increase in the average selling price.

Wholesale net sales of our other brands decreased due to a decrease in pairs sold, partially offset by an increase in the average selling price.

Net sales of our eCommerce business increased due to both an increase in the average selling price and an increase in the number of pairs sold.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of eleven new stores opened since June 30, 2010.  New stores that were not open during the full six months ended June 30, 2010 contributed approximately $19,000 of retail sales for six months ended June 30, 2011.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full six months ended June 30, 2011 and 2010, same store sales grew by 8.9%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 35.7% and 37.8% of worldwide net sales for the six months ended June 30, 2011 and 2010, respectively.  The reduced percentage of worldwide sales was attributed primarily to a larger increase of domestic sales than international sales.  The international sales growth in absolute dollars was led by the Teva and UGG brands in the European region.

Gross Profit.  As a percentage of net sales, gross margin decreased primarily due to approximately $5,500 of duty refunds in the first half of 2010 that did not recur in the first half of 2011, as well as an increased impact of closeout sales and increased inventory write-downs, primarily related to our Simple brand.  The decrease in gross margin was partially offset by an increased mix of retail sales, which generally carry higher margins, as we capture the full retail margin versus a distributor or wholesale margin.

Selling, General and Administrative Expenses (SG&A).  As a percentage of net sales, SG&A increased primarily due to:

•                  increased retail costs of approximately $12,000 largely related to eleven new retail stores that were not open as of June 30, 2010;

•                  increased international division expenses of approximately $8,000 in support of our international expansion and our distributor conversions to the wholesale model;

•                  increased divisional brand expenses of approximately $6,000 in support of our growth; and

•                  increased marketing expenses of approximately $6,000 primarily related to our UGG brand.

SG&A expenses as a percentage of sales were unusually high during this period primarily due to the items discussed above as well as our first half of the year generally being our lowest volume selling season.  However, we expect SG&A as a percentage of sales for the full year 2011 to be closer to that of the full year 2010.

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

	Six Months Ended June 30,
			Change
	2011	2010	Amount	%
UGG wholesale	$62,095	$66,811	$(4,716)	(7.1)%
Teva wholesale	21,963	18,741	3,222	17.2
Other wholesale	(4,608)	(2,311)	(2,297)	(99.4)
eCommerce	5,284	4,633	651	14.1
Retail stores	2,570	2,359	211	8.9
Unallocated overhead costs	(69,907)	(48,196)	(21,711)	(45.0)
Total	$17,397	$42,037	$(24,640)	(58.6)%

Income from operations decreased due to the higher SG&A expenses and lower gross margin, partially offset by the increase in sales.

The decrease in income from operations of UGG brand wholesale was primarily the result of higher marketing and promotional expenses, higher amortization expenses primarily related to order books we acquired from our distributor conversions in Europe, and increased sales commissions totaling approximately $12,000.  These decreases to income were partially offset by the increase in net sales.

The increase in income from operations of Teva brand wholesale was largely due to increased sales and decreased amortization of approximately $2,000, partially offset by a 1.5 percentage point decrease in gross margin, primarily due to higher inventory write-

downs and an increased impact of closeout sales.  In addition, we recognized increased divisional sales expenses and increased marketing and promotional expenses totaling approximately $3,000.

The loss from operations of our other brands wholesale increased primarily due to a 14.0 percentage point decrease in gross margin as well as the decreased sales.  We recognized increased inventory write-downs, primarily related to the Simple brand, as well as negative margins on Simple brand closeout sales.

Income from operations of our eCommerce business increased primarily due to the increased sales, partially offset by an increase in total expenses of approximately $2,000.

The slight increase in income from operations of our retail store business was primarily due to increased sales as well as a 0.5 percentage point increase in gross margin.  The increase was partially offset by approximately $11,000 of higher operating expenses primarily related to our new store openings.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $8,000 related to international infrastructure costs primarily to support our conversions from distributor models to direct wholesale models, as well as increased legal expenses of approximately $5,000 primarily related to the protection of our intellectual property including our trademarks.

Other (Income) Expense, Net.  Other income, net decreased primarily due to a one-time foreign sales tax exemption recognized in the prior year, partially offset by negative interest expense in the current year resulting from a reversal of a prior year income tax related accrual.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax expense and effective income tax rates were as follows:

	Six Months Ended June 30,
	2011	2010
Income tax expense	$5,273	$15,549
Effective income tax rate	30.0%	36.5%

The decrease in the effective tax rate was primarily due to the increase in our projected annual international pre-tax income as a percentage of worldwide pre-tax income, as income generated in the US is taxed at significantly higher rates than most of our foreign jurisdictions.  We anticipate our effective tax rate for the full year 2011 to be significantly lower than the full year rate of 35.9% in 2010.

Net Income Attributable to the Noncontrolling Interest.  Net income attributable to the noncontrolling interest in our joint venture with Stella International was $466 and $189 for the six months ended June 30, 2011 and 2010, respectively.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income decreased as a result of the items discussed above.  Our diluted earnings per share decreased by 56.5% to $0.30 for the six months ended June 30, 2011 compared to $0.69 in the same period of 2010, primarily as a result of the decrease in net income.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements consisting of operating lease obligations and purchase obligations.  See “Contractual Obligations” below.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations and, as needed, the credit available under our credit agreement. In an economic recession or under other adverse economic conditions, we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, or renew or access our existing credit. Such failures may impact our working capital reserves and have a material adverse effect on our business.

Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva brand generally begins to build its inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters.  Given the seasonality of our UGG and Teva brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows. If necessary, we may borrow funds under our credit agreement.  During 2010 and the six months ended June 30, 2011, we did not borrow funds under our credit agreement.

The following table summarizes the Company’s cash flows and working capital:

	Six Months Ended June 30,
			Change
	2011	2010	Amount	%
Net cash (used in) provided by operating activities	$(78,379)	$4,174	$(82,553)	*
Net cash (used in) provided by investing activities	$(18,368)	$16,156	$(34,524)	213.7%
Net cash used in financing activities	$(23,959)	$(2,489)	$(21,470)	862.6%

	June 30,	December 31,	Change
	2011	2010	Amount	%
Cash and cash equivalents	$325,170	$445,226	$(120,056)	(27.0)%
Trade accounts receivable	106,952	116,663	(9,711)	(8.3)
Inventories	210,044	124,995	85,049	68.0
Other current assets	49,571	28,848	20,723	71.8
Total current assets	$691,737	$715,732	$(23,995)	(3.4)%

Trade accounts payable	$107,375	$67,073	$40,302	60.1%
Other current liabilities	25,678	77,790	(52,112)	(67.0)
Total current liabilities	$133,053	$144,863	$(11,810)	(8.2)%

Net working capital	$558,684	$570,869	$(12,185)	(2.1)%

* Calculation of percentage change is not meaningful.

Cash from Operating Activities.  We recognized net cash used in operating activities versus net cash provided by operating activities in the six months ended June 30, 2011 versus 2010.  The decreased cash from operating activities was primarily due to inventories increasing more in the six months ended June 30, 2011 versus 2010, an income tax receivable in 2011 that we did not recognize in the prior year period, and accrued expenses decreasing more in the six months ended June 30, 2011 versus 2010. The larger increase in inventories was primarily due to higher projected sales in the second half of 2011 versus 2010, increased international inventory, and eleven new retail stores.  The income tax receivable was partially related to our net loss for the quarter ended June 30, 2011.  The larger decrease in accrued expenses was primarily due to a higher accrued payroll payment related to our increased company performance in 2010 versus 2009.  These changes were partially offset by trade accounts receivable decreasing in the six months ended June 30, 2011 versus increasing in the six months ended June 30, 2010. The decrease in trade accounts receivable was primarily due to increased cash collections.  Net working capital decreased as of June 30, 2011 from December 31, 2010, primarily as a result of lower cash and cash equivalents and higher trade accounts payable due to increased inventory purchases and increased capital expenditures.  These decreases to working capital were partially offset by the increased inventory and the decreased accrued expenses.  Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover decreased to 7.8 times in the twelve months ended June 30, 2011 from 8.9 times for the twelve months ended June 30, 2010, primarily due to higher average accounts receivable balances, partially offset by increased cash collections for the twelve months ended June 30, 2011 compared to the twelve months ended June 30, 2010.  The higher accounts receivable balances were primarily attributed to increased sales, including the conversion to our European wholesale operations, which provides us higher selling prices.

Inventory turnover decreased slightly to 3.5 times for the twelve months ended June 30, 2011 compared to 3.8 times for the twelve months ended June 30, 2010, primarily due to higher average inventory levels during the twelve months ended June 30, 2011 compared to the twelve months ended June 30, 2010, partially offset by increased sales.  The higher inventory balances were primarily attributed to our projected increased sales and retail locations for the second half of the year.

Cash from Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2011 resulted from purchases of property and equipment and purchases of intangible assets.  Our larger capital expenditures included computer hardware and software and the build out of new retail stores.  The purchased intangible assets included order books from our international distributor conversions.  For the six months ended June 30, 2010, net cash provided by investing activities resulted primarily from sales of short-term investments, partially offset by purchases of property and equipment and acquisitions of businesses.  In addition, we did not purchase short-term investments in the six months ended June 30, 2010 or subsequently, as we shifted our investments to highly liquid cash equivalents.

As of June 30, 2011, we had no material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2011 will range from approximately $40,000 to $45,000.  We anticipate these expenditures will primarily include the build-out of our corporate and regional offices and new retail stores.  The actual amount of capital expenditures for the remainder of the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

On July 1, 2011, we made a cash payment of approximately $126,600 related to our acquisition of the Sanuk® brand, which is subject to certain post-closing adjustments.  The purchase price, which has not yet been determined, also includes future contingent consideration based upon performance over the next five years.  We believe the amount of contingent consideration, goodwill, and other intangible assets we will recognize will each be significant; however, due to the timing of the close of the acquisition, we did not have sufficient time to complete the valuation to determine these amounts.  For further information related to the Sanuk acquisition, see Note 10 to our condensed consolidated financial statements.

Cash from Financing Activities.  For the six months ended June 30, 2011, net cash used in financing activities was comprised primarily of cash used for repurchases of our common stock, as well as cash used for shares withheld for taxes from employee stock unit vestings and exercises of employee stock appreciation rights, partially offset by excess tax benefits from stock compensation.  The latter changes were larger than the prior period primarily due to the issuance of stock in relation to our long-term incentive program.  For the six months ended June 30, 2010, net cash used in financing activities was comprised primarily of cash used for repurchases of our common stock and for shares withheld for taxes from employee stock unit vestings, partially offset by excess tax benefits from stock compensation.

In June 2009, we announced that our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  During both the three and six months ended June 30, 2011, we repurchased approximately 245,000 shares of our common stock under this program for approximately $20,000, or an average of $81.22 per share.  As of June 30, 2011, there was no remaining approved amount for repurchases.

In May 2010, we entered into the Second Amended and Restated Credit Agreement with Comerica Bank, or the Credit Agreement.  The Credit Agreement provides for a maximum availability of $20,000. Up to $12,500 of borrowings may be in the form of letters of credit. The Credit Agreement bears interest at the lender’s prime rate (3.25% at June 30, 2011) or, at our option, at the London Interbank Offered Rate, or LIBOR, (0.19% at June 30, 2011) plus 1.0%, and is secured by substantially all of our assets.  The Credit Agreement includes annual commitment fees of $60 per year which can be waived if we deposit $10,000 in non-interest bearing new deposits with Comerica Bank, provided that such deposits may be removed by us at any time, subject to paying a pro-rated annual commitment fee.  The Credit Agreement expires on June 1, 2012.  We are currently in the process of negotiating a syndicated credit facility, which we expect to complete in the third quarter of 2011.  We anticipate entering into a significantly higher revolving line of credit with terms that are customary for this type of credit facility.  We believe this syndicated credit facility will sufficiently cover our liquidity needs for at least the next 12 months.  At June 30, 2011, we had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $724.  As a result, $19,276 was available under the Credit Agreement at June 30, 2011.

The Credit Agreement contains certain financial covenants.  The covenants currently include a maximum additional debt of $20,000, maximum asset sales of $5,000 and maximum loans to employees of $200.  On June 27, 2011, we entered into Amendment Number One to the Credit Agreement.  This amendment increased the maximum net loans to subsidiaries who are not parties to the Credit Agreement to $50,000 in the aggregate per calendar year.  As of June 30, 2011, we were in compliance with all covenants and remain so as of the date of this report.  The agreements underlying the Credit Agreement also contain certain additional financial covenants, if outstanding obligations exceed

$2,000, including a minimum tangible net worth requirement of $294,891 plus 75% of the consolidated net profit on a cumulative basis, commencing with the fiscal year ended December 31, 2010, no consolidated net loss for two or more consecutive fiscal quarters and maximum acquisitions of $25,000 per calendar year.  At June 30, 2011, these additional covenants were not in effect because our balance did not exceed $2,000. Because our outstanding obligations were less than $2,000 at the time of our Sanuk acquisition, we are still in compliance with this financial covenant and are not restricted to $2,000 in borrowings in this calendar year; we still have the ability to borrow the full remaining available amount.

Contractual Obligations.  The following table summarizes our contractual obligations at June 30, 2011, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$131,782	$24,956	$37,358	$29,834	$39,634
Purchase obligations(2)	383,508	380,032	2,876	600	—
Unrecognized tax benefits(3)	3,271	—	3,271	—	—
Total	$518,561	$404,988	$43,505	$30,434	$39,634

(1)          Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and corporate and regional offices. The majority of other long-term liabilities on our condensed consolidated balance sheets are deferred rents, of which the cash lease payments are included in operating lease obligations in this table.

(2)          Our purchase obligations consist largely of open purchase orders. They also include promotional expenses and service contracts. Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year. These are outstanding open orders and not minimum purchase obligations. Our promotional expenditures and service contracts are due periodically through 2015.  In March 2011, we entered into contracts requiring minimum purchase commitments of sheepskin with a remaining commitment of approximately $19,000 as of June 30, 2011 that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before July 31, 2011.  We have included the remaining amount as of June 30, 2011 in this table.  These contracts may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments on or before July 31, 2011, Deckers is required to make a deposit for the remaining amounts, plus cash not yet received from a Buyer on pending orders, on or before July 31, 2011.  Such deposit shall be refundable upon receipt of payment by Buyers for such amounts.  We expect our sheepskin purchases by third party factories supplying UGG product to us will eventually exceed these levels; however, subsequent to June 30, 2011, we believe we will be required to make a deposit for the remaining commitment, plus cash not yet received from a Buyer on pending orders, of approximately $23,000 under this contractual arrangement.  We believe this deposit will become fully refundable, and therefore, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

(3)          The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized.  See note 9 to our accompanying condensed consolidated financial statements.

Subsequent to June 30, 2011, we entered into a new sheepskin purchase agreement for a total minimum commitment of approximately $40,000, whereby we will make an advance deposit of $20,000, for purchases targeted to be made by a Buyer between July 1, 2011 and January 31, 2012 under this contract.  The advance deposit shall be repaid to us as Buyers purchase goods under the terms of this agreement.  This agreement may result in an unconditional purchase obligation if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments, we shall be responsible for compliance with any and all minimum purchase commitments under this contract.  We expect sheepskin purchases by third party factories supplying UGG product to us will eventually exceed the contract levels.  Therefore, we do not anticipate having to make any non-performance payments under this contractual arrangement.  We are not able to reasonably estimate when or if non-performance cash payments will occur.  We believe this will not materially affect our results of operations, as it is in the normal course of our business.

Also subsequent to June 30, 2011, we assumed several off balance sheet obligations in relation to our acquisition of the Sanuk brand.  Due to the timing of the close of the acquisition, we did not have sufficient time to finalize the details of the contractual obligations.  However, based on an initial estimate as of July 1, 2011, we believe the contractual obligations total approximately $12,000, primarily being open purchase orders.

The purchase price for the Sanuk brand also includes participation payments over the next five years as follows:

•                  2011 earnings before interest, taxes, depreciation, and amortization (EBITDA) multiplied by ten, less the closing payment, up to maximum of $30,000;

•                  51.8% of the gross profit in 2012, defined as total sales less the cost of sales for the business of the sellers;

•                  36.0% of gross profit in 2013;

•                  8.0% of the product of gross profit in 2015 multiplied by five.

There is no maximum to the contingent consideration payments for 2012, 2013, and 2015.

We believe that internally generated funds, the available borrowings under our existing Credit Agreement or a new credit agreement, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to generate returns on our acquisitions of businesses, the availability of short-term credit, and market volatility, among others.  See Part II, Item 1A, “Risk Factors” for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Credit Agreement.  We are currently in the process of negotiating a syndicated credit facility, which we expect to complete in the third quarter of 2011.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU), Presentation of Comprehensive Income, an amendment to Accounting Standards Codification Topic 220, Comprehensive Income, that brings US Generally Accepted Accounting Principles (GAAP) into alignment with International Financial Reporting Standards for the presentation of other comprehensive income (OCI).  Effective with our annual reporting period ending December 31, 2011, the option in current GAAP that permits the presentation of OCI in the statement of changes in equity has been eliminated.  The provisions of the update provide that an entity that reports items of OCI has two options:  (1) a single statement must present the components of net income, total net income, the components of OCI, total OCI, and total comprehensive income; or (2) a two-statement approach whereby an entity must present the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of OCI, a total for OCI, and a total for comprehensive income.  The adoption of this ASU will only change the presentation of OCI on our consolidated financial statements beginning with our 2011 annual report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in LIBOR.  Our credit agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR.  At June 30, 2011, we had no outstanding borrowings under the credit agreement. A 1.0% increase in interest rates on our current borrowings would have no impact on (loss) income before income taxes.

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses.  We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities, compared to the six months ended June 30, 2010 when we did not utilize a significant amount of derivative instruments to hedge foreign currency exchange rate risk.  Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, as discussed above, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss.  As of the date of this Quarterly Report on Form 10-Q, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

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

Although the majority of our sales and inventory purchases are denominated in US currency, our sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured.  Our foreign currency exposure is generated primarily from our Asian and European operations.  Approximately $65,000, or 18.2%, of our total net sales during the six months ended June 30, 2011 were denominated in foreign currencies.  As we begin to hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement translation gains and losses as a result of translating the operating results and financial positions held in foreign currencies into US dollars.  We translate monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency.  Accordingly, we translate those monetary assets and liabilities denominated in US dollars into their local currencies using the exchange rate as of the end of the reporting period, which also results in financial statement translation gains and losses.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, which may have a negative impact on our net sales and gross margins.  As of June 30, 2011, our hedging contracts had notional amounts totaling approximately $57,000.  Based upon sensitivity analysis as of June 30, 2011, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $5,800.

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin.  The supply of top grade sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required.  There have been significant increases in the price of top grade sheepskin in recent years as the demand from our competitors for this commodity has increased.  Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, global economic conditions, and other factors which are not considered predictable or within our control.  We use purchasing contracts or pricing arrangements to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices.  The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our condensed consolidated balance sheets.  In the event of significant commodity cost increases, we may not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company approved a stock repurchase program in June 2009 which authorized management to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program had no expiration date and did not obligate the Company to acquire any particular amount of common stock.  The purchases were funded from available working capital.  As of June 30, 2011, the Company had repurchased the full amount authorized under this program.  Activity under the program for the six month period ended June 30, 2011, was as follows:

Period	Total number of shares purchased (1) (in thousands)	Average price paid per share	Approximate dollar value of shares that may yet be purchased (in thousands)
As of March 31, 2011			$20,000
April 1 - April 30	—	$—	$20,000
May 1 - May 31	—	$—	$20,000
June 1 - June 30	245	$81.22	$—

Total	245

(1) All shares purchased were purchased as part of a publicly announced program in open-market transactions.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    (Removed and Reserved)

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation as amended through May 27, 2010. (Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010 and incorporated by reference herein)

3.2

Restated Bylaws of Deckers Outdoor Corporation, as amended by the Board of Directors through March 11, 2009. (Exhibit 3.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2009 and incorporated by reference herein)

10.1

Asset Purchase Agreement, dated as of May 19, 2011 by and among Deckers Outdoor Corporation, Deckers Acquisition, Inc., Deckers International Limited, Sanuk USA, LLC, Thomas J. Kelley, Ian L. Kessler, C&C Partners, Ltd., Donald A. Clark and Paul Carr (Exhibit 10.1 to the Registrant’s Form 8-K filed on May 19, 2011 and incorporated herein by reference)

#10.2

Form of Restricted Stock Unit Award Agreement (Level III) Under 2006 Equity Incentive Plan adopted on June 22, 2011 (Exhibit 10.1 to the Registrant’s Form 8-K filed on June 28, 2011 and incorporated by reference herein)

10.3

Amendment No. 1 to Asset Purchase Agreement, dated as of July 1, 2011, by and among Deckers Outdoor Corporation, Deckers Acquisition, Inc., Deckers International Limited, Sanuk USA, LLC, Thomas J. Kelley, Ian L. Kessler, C&C Partners, Ltd., Donald A. Clark and Paul Carr (Exhibit 10.1 to the Registrant’s Form 8-K filed on July 6, 2011 and incorporated by reference herein)

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Deckers Outdoor Corporation

Date: August 8, 2011	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)