Form 10-Q
period 2011-09-30
DECKERS OUTDOOR CORP
filed 2011-11-09
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2011

Common Stock, $0.01 par value	38,608,023

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	September 30,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$90,425	$445,226
Trade accounts receivable, net of allowances of $15,502 and $13,772 as of September 30, 2011 and December 31, 2010, respectively	227,675	116,663
Inventories	356,873	124,995
Prepaid expenses and other current assets	62,391	16,846
Deferred tax assets	12,002	12,002
Total current assets	749,366	715,732

Property and equipment, at cost, net	59,066	47,737
Goodwill	115,271	6,507
Other intangible assets, net	96,650	18,411
Deferred tax assets	16,356	15,121
Other assets	8,970	5,486
Total assets	$1,045,679	$808,994

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$45,000	$—
Trade accounts payable	132,193	67,073
Accrued payroll	21,808	35,109
Other accrued expenses	55,944	17,515
Income taxes payable	5,819	25,166
Total current liabilities	260,764	144,863

Long-term liabilities	66,600	8,456

Commitments and contingencies (notes 9 and 10)

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 38,606 and 38,581 shares as of September 30, 2011 and December 31, 2010, respectively	386	386
Additional paid-in capital	147,601	137,989
Retained earnings	567,866	513,459
Accumulated other comprehensive (loss) income	(553)	1,153
Total Deckers Outdoor Corporation stockholders’ equity	715,300	652,987
Noncontrolling interest	3,015	2,688
Total equity	718,315	655,675
Total liabilities and equity	$1,045,679	$808,994

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$414,358	$277,879	$773,431	$570,865
Cost of sales	211,505	146,926	402,188	301,262
Gross profit	202,853	130,953	371,243	269,603

Selling, general and administrative expenses	112,192	64,639	263,185	161,252
Income from operations	90,661	66,314	108,058	108,351

Other (income) expense, net:
Interest income	(34)	(95)	(121)	(167)
Interest expense	148	216	103	340
Other, net	(64)	(334)	(113)	(948)
	50	(213)	(131)	(775)
Income before income taxes	90,611	66,527	108,189	109,126

Income tax expense	28,266	24,555	33,539	40,104
Net income	62,345	41,972	74,650	69,022
Net loss (income) attributable to noncontrolling interest	139	171	(327)	(18)
Net income attributable to Deckers Outdoor Corporation	$62,484	$42,143	$74,323	$69,004

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$1.62	$1.09	$1.93	$1.79
Diluted	$1.59	$1.07	$1.89	$1.76

Weighted-average common shares outstanding:
Basic	38,603	38,615	38,595	38,638
Diluted	39,190	39,228	39,276	39,258

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$74,650	$69,022
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	19,895	8,836
Recovery of doubtful accounts, net	(825)	(719)
Write-down of inventory	5,831	1,627
Stock compensation	10,894	10,212
Other	1,232	(741)
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Trade accounts receivable	(97,378)	(65,086)
Inventories	(230,164)	(112,587)
Prepaid expenses and other current assets	(42,068)	(611)
Other assets	(3,888)	(444)
Trade accounts payable	59,530	25,872
Accrued expenses	(8,743)	(3,952)
Income taxes payable	(13,581)	4,822
Long-term liabilities	2,357	1,823
Net cash used in operating activities	(222,258)	(61,926)

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	26,080
Purchases of property and equipment	(21,483)	(14,496)
Acquisition of businesses and equity method investment	(126,615)	(5,191)
Purchases of intangible assets	(4,224)	—
Net cash (used in) provided by investing activities	(152,322)	6,393

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(17,043)	(1,972)
Excess tax benefits from stock compensation	10,995	2,066
Cash received from issuances of common stock	19	86
Cash paid for repurchases of common stock	(19,918)	(10,082)
Short-term borrowings	45,000	—
Net cash provided by (used in) financing activities	19,053	(9,902)

Effect of exchange rates on cash	726	109
Net change in cash and cash equivalents	(354,801)	(65,326)
Cash and cash equivalents at beginning of period	445,226	315,862
Cash and cash equivalents at end of period	$90,425	$250,536

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$36,096	$33,380
Interest	$14	$25
Non-cash investing activity:
Accruals for purchases of property and equipment	$995	$461
Contingent consideration arrangement for acquisition of business	$84,300	$—
Accruals for asset retirement obligations	$63	$—
Non-cash financing activity:
Accruals for shares withheld for taxes	$2,613	$593

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)                      General

(a)          Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.  Deckers Outdoor Corporation strives to be a premier lifestyle marketer that builds niche brands into global market leaders by designing and marketing innovative, functional and fashion-oriented footwear and accessories, developed for both high performance outdoor activities and everyday casual lifestyle use.  The Company’s business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters and the highest percentage of Teva® and Sanuk® brand net sales occurring in the first and second quarters of each year. The other brands do not have a significant seasonal impact on the Company.  The Company owns 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China.  Stella International is also one of the Company’s major manufacturers in China.

In January 2010, the Company acquired certain assets and liabilities, including reacquisition of its distribution rights, from its Teva brand distributor that sold to retailers in Belgium, the Netherlands, and Luxemburg (Benelux) as well as France.  In September 2010, the Company purchased a portion of a privately held footwear company as an equity method investment.  In January 2011, the Company acquired certain assets from its UGG, Teva, and Simple® brands distributor that sold to retailers in the United Kingdom (UK) and from its UGG and Simple brands distributor that sold to retailers in Benelux and France.  The distribution rights in these regions reverted back to the Company on December 31, 2010 upon the expiration of the distribution agreements.  On May 19, 2011, the Company entered into an asset purchase agreement with Sanuk USA LLC, C&C Partners, Ltd., and the equity holders of both entities (collectively referred to as “Sanuk” or the “Sanuk brand”).  On July 1, 2011, the Company completed the acquisition of the purchased assets and the assumption of the assumed liabilities of the Sanuk brand.  Deckers Outdoor Corporation’s condensed consolidated financial statements include the operations of Sanuk beginning July 1, 2011.

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

b)             Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.  Significant areas requiring the use of management estimates relate to inventory reserves, accounts receivable reserves, returns liabilities, stock compensation, impairment assessments, depreciation and amortization, income tax liabilities and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles, assets and liabilities, including estimated contingent consideration payments.  Actual results could differ materially from these estimates.

(2)                      Stockholders’ Equity

In June 2009, the Company approved a stock repurchase program to repurchase up to $50,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program did not obligate the Company to acquire any particular amount of common stock.  The purchases were funded from available working capital.  As of June 30, 2011, the Company had repurchased the full amount authorized under this program.  During the nine months ended September 30, 2011, the Company repurchased approximately 245,000 shares for approximately $20,000, or an average price of $81.22 per share.

On June 22, 2011, the Board of Directors of the Company adopted a new long-term incentive award under its 2006 Equity Incentive Plan (the “Level III Awards”).  These awards will be available for issuance to current and future members of the

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Company’s management team, including the Company’s named executive officers.  Each recipient will receive a specified maximum number of restricted stock units (RSUs), each of which will represent the right to receive one share of the Company’s common stock.  These awards vest subject to certain long-term performance objectives and certain long-term service conditions.  The awards will vest on December 31, 2014 only if the Company meets certain revenue targets ranging between $1,850,000 and $2,500,000 and certain diluted earnings per share targets ranging between $7.00 and $9.60 for the year ended December 31, 2014.  No vesting of any Level III Award will occur if either of the threshold performance criteria is not met for the year ending December 31, 2014.  To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award.  Under this new program, the Company granted zero and a maximum amount of 275,000 RSUs during the three and nine months ended September 30, 2011, respectively.  The grant date fair value of these RSUs was $82.09 per share.  As of September 30, 2011, the Company did not believe that the achievement of the performance objectives for the Level III Awards was probable, and therefore the Company did not recognize compensation expense for these awards.  If the performance objectives become probable, the Company will then begin recording an expense for the Level III Awards and would recognize a cumulative catch-up adjustment in the period they become probable.

During the three months ended September 30, 2011, 110,000 stock appreciation rights (SARs) were exercised at a weighted-average exercise price of $26.73, for an aggregate intrinsic value of $8,611.  During the nine months ended September 30, 2011, 290,000 SARs were exercised at a weighted-average exercise price of $26.73, for an aggregate intrinsic value of $19,535.

The following is a reconciliation of the Company’s retained earnings:

Retained Earnings
Balance at December 31, 2010	$513,459
Net income attributable to Deckers Outdoor Corporation	74,323
Repurchase of common stock	(19,916)
Balance at September 30, 2011	$567,866

(3)                      Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

Comprehensive income is the total of net income and all other non-owner changes in equity.  Comprehensive income was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$62,345	$41,972	$74,650	$69,022
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency hedging	689	—	(753)	—
Unrealized gain on short-term investments	—	3	—	1
Cumulative foreign currency translation adjustments	(274)	734	(953)	(321)
Total other comprehensive income (loss)	415	737	(1,706)	(320)

Comprehensive income	62,760	42,709	72,944	68,702
Comprehensive loss (income) attributable to noncontrolling interest	139	171	(327)	(18)
Comprehensive income attributable to Deckers Outdoor Corporation	$62,899	$42,880	$72,617	$68,684

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Accumulated balances of the components within accumulated other comprehensive (loss) income were as follows:

	September 30,	December 31,
	2011	2010
Unrealized gain on foreign currency hedging, net of tax	$811	$1,564
Cumulative foreign currency translation adjustment	(1,364)	(413)
Unrealized gain on short-term investments	—	2
Accumulated other comprehensive (loss) income	$(553)	$1,153

(4)                      Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

Basic net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three and nine months ended September 30, 2011 and 2010, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of nonvested stock units (NSUs), RSUs, SARs, and options to purchase common stock.  The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted-average shares used in basic computation	38,603,000	38,615,000	38,595,000	38,638,000
Dilutive effect of share-based awards*	587,000	613,000	681,000	620,000
Weighted-average shares used in diluted computation	39,190,000	39,228,000	39,276,000	39,258,000

*Excluded NSUs and RSUs as of September 30, 2011 and 2010	402,000	409,000	402,000	409,000
*Excluded SARs as of September 30, 2011 and 2010	525,000	720,000	525,000	720,000

The share-based awards that were excluded from the dilutive effect were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through September 30, 2011 and 2010, respectively.

(5)                      Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, income taxes receivable, short-term borrowings, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.  The fair value of the contingent consideration related to our acquisitions and of the Company’s derivatives are measured and recorded at fair value on a recurring basis.  The Company records the assets or liabilities associated with derivative instruments and hedging activities in other current assets or other current liabilities, respectively, in the condensed consolidated balance sheets.  The Level 2 inputs described below consist of forward spot rates at the end of the reporting period.  (See footnote 6, “Foreign Currency Exchange Contracts and Hedging,” for further information.)

The Company established a nonqualified deferred compensation program effective February 1, 2010 (referred to as “the Plan”).  The Plan permits a select group of management employees, designated by the Plan Committee, to defer earnings to a future date on a nonqualified basis.  For each plan year, the Board may, but is not required to, contribute any amount it desires to any participant under the Plan.  The Company’s contribution will be determined by the Board annually in the fourth quarter.  No such contribution has been approved as of September 30, 2011.  All amounts deferred under this plan are presented in long-term liabilities in the condensed consolidated balance sheet.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a trust as a reserve for the benefits payable under the Plan.

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

The table below summarizes the Company’s financial liabilities and assets that are measured on a recurring basis at fair value:

	Fair Value at September 30,	Fair Value Measurement Using
	2011	Level 1	Level 2	Level 3
(Liabilities) assets at fair value
Nonqualified deferred compensation	$(1,834)	$(1,834)	$—	$—
Designated derivatives	$463	$—	$463	$—
Non-designated derivatives	$(686)	$—	$(686)	$—
Contingent consideration for acquistion of business	$(84,300)	$—	$—	$(84,300)

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

Certain of the Company’s foreign currency forward contracts are designated cash flow hedges of forecasted intercompany sales and are subject to foreign currency exposures.  These contracts allow the Company to sell Euros and British Pounds in exchange for US dollars at specified contract rates.  At September 30, 2011, the outstanding contracts were expected to mature over the next three months.  Forward contracts are used to hedge forecasted intercompany sales over specific quarters.  Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive (loss) income (OCI) within stockholders’ equity, and are recognized in the condensed consolidated statements of income during the period which approximates the time the corresponding third-party sales occur.  The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes.  Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in income.  These contracts are generally entered into to offset the gains and losses on certain intercompany balances until the expected time of repayment.  As of September 30, 2011, the Company’s total hedging contracts had notional amounts totaling approximately $37,000, held by two counterparties.

The Company has factored into the fair value measurements of its derivatives the nonperformance risk of the Company and the counterparty, and it did not have a material impact on the fair value of the derivatives.  The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly.  During the three and nine months ended September 30, 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2011.  As of September 30, 2011, the total amount in accumulated other comprehensive (loss) income (see note 3) is expected to be reclassified into income within the next six months.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The following tables summarize the effect of derivative instruments on the condensed consolidated financial statements for the nine months ended September 30, 2011:

Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
Derivatives in Designated	Recognized in OCI	Reclassified from	Accumulated OCI into	Location of Amount	Gain (Loss) from
Cash Flow Hedging	on Derivative	Accumulated OCI into Income	Income (Effective	Excluded from	Amount Excluded from
Relationships	(Effective Portion)	(Effective Portion)	Portion)	Effectiveness Testing	Effectiveness Testing
Foreign Exchange Contracts	$(1,985)	Net Sales	$(220)	Selling, general and administrative expenses (SG&A)	$(94)

Derivatives Not	Location of Gain (Loss)	Amount of Gain (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on
Instruments	Derivatives	Derivatives
Foreign Exchange Contracts	SG&A	$(591)

Subsequent to September 30, 2011, the Company entered into several new hedging contracts with notional amounts totaling approximately $66,000.

(7)                      Credit Agreement

On August 10, 2011, the Company and its subsidiary Tsubo, LLC entered into Amendment Number Two to Second Amended and Restated Credit Agreement (“Amendment Number Two”) with Comerica Bank (“Comerica”).  Amendment Number Two amended the terms of that certain Second Amended and Restated Credit Agreement, entered into on May 27, 2010, by and among the Company; Tsubo, LLC; and Comerica (the “Previous Credit Agreement”).  Amendment Number Two amended the Previous Credit Agreement by increasing the maximum availability from $20,000 to $60,000 during the period commencing on August 10, 2011 and ending on November 30, 2011 (the “Increased Commitment Period”).  During the Increased Commitment Period, amounts borrowed under the Credit Agreement would bear interest at Comerica’s prime rate, plus 0.25% or, at the Company’s option, at the London Interbank Offered Rate (LIBOR), plus 1.25%.  Amendment Number Two also increased the percentage fee payable for certain letters of credit during the Increased Commitment Period from 0.75% to 1.25%.  The Company did not borrow under Amendment Number Two.

On August 30, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto.  The Credit Agreement is a five-year, $200,000 secured revolving credit facility which contains a $50,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans and replaces the Previous Credit Agreement and matures on August 30, 2016.  Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $100,000, resulting in a maximum available principal amount of $300,000.  None of the lenders under the Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments.  At the Company’s option, revolving loans issued under the Credit Agreement will bear interest at either adjusted LIBOR for 30 days (0.24% at September 30, 2011) plus 1.25% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.25% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.25% per annum and adjusted LIBOR plus 1.50% per annum (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 0.50% per annum), based upon the Company’s total adjusted leverage ratio at such time.  In addition, the Company will initially be required to pay fees of 0.20% per annum on the daily unused amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.20% and 0.30% per annum, based upon the Company’s total adjusted leverage ratio.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s existing and future domestic subsidiaries other than certain immaterial subsidiaries and foreign subsidiaries (the “Guarantors”), and is secured by a first-priority security interest in substantially all of the assets of the Company and the Guarantors’, including all or a portion of the equity interests of certain of the Company’s domestic and foreign subsidiaries.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The Credit Agreement contains financial covenants which include: the asset coverage ratio must be greater than 1.10 to 1.00; and the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations.  The Credit Agreement contains certain other covenants which include: a maximum additional secured debt related to a capital asset not to exceed $20,000, maximum additional unsecured debt not to exceed $200,000; maximum secured debt not related to a capital asset not to exceed $5,000, maximum judgment of $10,000; maximum ERISA event of $10,000 in one year, $20,000 in all years; the Company may not have a change of control; there is no limit on acquisitions, if the total adjusted leverage ratio does not exceed 2.75 and 1.00 and the Company must have a minimum amount of cash and unused credit of $75,000; and there is no restriction on dividends or share repurchases, if the minimum amount of cash and unused credit is $75,000.  As of September 30, 2011, the Company was in compliance with all covenants.

At September 30, 2011, the Company had outstanding borrowings of $45,000 under the Credit Agreement and outstanding letters of credit of $189.  As a result, $154,811 was available under the Credit Agreement at September 30, 2011.  Subsequent to September 30, 2011, the Company repaid $20,000 of the outstanding borrowings.

(8)                      Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies in the Company’s Annual Report, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments.  The Company evaluates segment performance primarily based on net sales and income or loss from operations.  The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and its other brands, its eCommerce business and its retail store business.  The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing and sales strategies.  The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization and the costs of employees and their respective expenses that are directly related to each business segment.  The unallocated corporate overhead costs are the shared costs of the organization and include the following: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources and facilities costs, among others.  The gross profit derived from the sales to third parties of the eCommerce and retail stores segments is separated into two components: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments.  In prior periods, the gross profit of the international portion of the eCommerce and retail stores segments included both the wholesale and retail profit.  This change in segment reporting only changed the presentation within the below table and did not impact the Company’s condensed consolidated financial statements for any periods.  The segment information for the three and nine months ended September 30, 2010 has been adjusted retrospectively to conform to the current period presentation.

The Company’s other brands include Simple®, TSUBO®, Ahnu®, and MOZO®.  The wholesale operations of the Company’s other brands are included as one reportable segment, other wholesale, presented in the figures below.  The Sanuk brand operations are included in the Company’s segment reporting effective upon the acquisition date of July 1, 2011.  Business segment information is summarized as follows:

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales to external customers:
UGG wholesale	$334,308	$229,128	$510,739	$381,728
Teva wholesale	12,879	12,226	100,445	83,549
Sanuk wholesale	15,350	—	15,350	—
Other wholesale	6,866	7,696	17,281	20,064
eCommerce	10,254	8,665	39,423	32,264
Retail stores	34,701	20,164	90,193	53,260
	$414,358	$277,879	$773,431	$570,865

Income (loss) from operations:
UGG wholesale	$143,998	$96,568	$206,208	$163,371
Teva wholesale	(1,389)	230	20,576	18,969
Sanuk wholesale	1,459	—	1,459	—
Other wholesale	(2,965)	(229)	(7,573)	(2,537)
eCommerce	483	787	5,767	5,420
Retail stores	(544)	991	1,631	3,349
Unallocated overhead costs	(50,381)	(32,033)	(120,010)	(80,221)
	$90,661	$66,314	$108,058	$108,351

Business segment asset information is summarized as follows:

	September 30,	December 31,
	2011	2010
Total assets for reportable segments:
UGG wholesale	$515,199	$194,028
Teva wholesale	48,633	49,849
Sanuk wholesale	206,695	—
Other wholesale	11,182	12,031
eCommerce	3,876	4,053
Retail stores	59,597	39,377
	$845,182	$299,338

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

	September 30,	December 31,
	2011	2010
Total assets for reportable segments	$845,182	$299,338
Unallocated cash and cash equivalents	90,425	445,226
Unallocated deferred tax assets	28,358	27,123
Other unallocated corporate assets	81,714	37,307
Consolidated total assets	$1,045,679	$808,994

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits.  While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  As of September 30, 2011, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions.  These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments.  Certain of these investments are subject to general credit, liquidity, market, and interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults and credit and liquidity issues and the European debt crisis, which have affected various sectors of the financial markets.  As of September 30, 2011, the Company had experienced no loss or lack of access to its cash and cash equivalents.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 37.8% and 26.3% of the Company’s total net sales for the three months ended September 30, 2011 and 2010, respectively.  International sales were 36.8% and 32.2% of the Company’s total net sales for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011, no single foreign country comprised more than 10% of total sales.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.

As of September 30, 2011, no single country outside the US held more than 10% of the Company’s total long-lived assets.  Property and equipment, by major country were as follows:

	September 30,	December 31,
	2011	2010
US	$42,079	$36,591
UK	6,066	6,753
All other countries*	10,921	4,393
Total	$59,066	$47,737

*  No other country’s property and equipment comprised more than 10% of total property and equipment as of September 30, 2011 or December 31, 2010.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10.0% of the Company’s net sales for the nine months ended September 30, 2011 and 2010.  As of September 30, 2011, no single customer represented more than 10.0% of net trade accounts receivable.  As of December 31, 2010, the Company had one customer representing 33.2% and another customer representing 10.1% of net trade accounts receivable.

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

The Company’s federal income tax returns for the years ended December 31, 2006 through December 31, 2009 are under examination by the Internal Revenue Service (IRS).  In connection with the examination, the Company has received notices of proposed adjustments (NOPAs), which the Company agreed with and recorded in its financial statements.  In addition, in March 2011, the Company received a NOPA related to transfer pricing arrangements with the Company’s subsidiaries in which adjustments were asserted totaling approximately $55,000 of additional taxable income, representing additional federal taxes and penalties of approximately $27,000, excluding interest.  The Company responded to this NOPA indicating that it disagrees with the proposed adjustments and will appeal the NOPA if the Company is unable to reach a resolution at the exam level.  The Company does not know the timing of completion of the examination or if the examination will result in a material effect to the Company’s condensed consolidated financial statements.  It is reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company believes its unrecognized tax benefits are adequate.

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

In September 2011, the Company entered into an agreement with Santa Barbara Realty Development, L.L.C. to purchase approximately fourteen acres of land for its new headquarters facility in Goleta, California.  As consideration for the land, the Company will pay an aggregate purchase price of $20,428.  The purchase price is subject to a $500 credit if the close of the escrow period occurs before December 31, 2011.

In March 2011, the Company entered into contracts requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before July 31, 2011. As of September 30, 2011, the remaining commitment was approximately $6,000.  In the event that a Buyer does not purchase such minimum commitments on or before July 31, 2011, the Company was required to make a deposit for the remaining amounts.  Such deposit shall be refundable upon receipt of payment by Buyers for such amounts. The Company made a deposit for the remaining commitment, and as of September 30, 2011, the deposit balance was approximately $10,000.  In July 2011, the Company entered into a contract requiring minimum purchase commitments of sheepskin that a Buyer is targeted to make between July 1, 2011 and January 31, 2012.  As of September 30, 2011, the remaining commitment was approximately $30,000.  The Company made an advance deposit of $20,000 under this contract, all of which was remaining as of September 30, 2011.  Subsequent to September 30, 2011, the Company entered into another sheepskin agreement for a total minimum commitment of $158,000 that a Buyer is targeted to make between February 1, 2012 and July 31, 2012.  Under this contract, the Company will pay an advance deposit of $50,000 in two payments of $25,000, which the Company expects to pay in November and December 2011, respectively.  These advance deposits shall be repaid to the Company as Buyers purchase goods under the terms of these agreements.  All of these agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts.  The contracts do not permit net settlement.  The Company expects sheepskin purchases by third party factories will eventually exceed the contract levels.  Therefore, management believes the likelihood of any non-performance payments under these contractual arrangements is remote and would have an immaterial effect on the condensed consolidated statements of income.  The Company determined this based upon its projected sales and inventory purchases.

(10)                Business Combination

On May 19, 2011, the Company entered into an asset purchase agreement whereby it would acquire substantially all of the assets and assume the related liabilities of Sanuk, an action sport footwear brand rooted in the surf community, known for its original sandals and shoes.  On July 1, 2011, the Company completed the acquisition of the purchased assets and the

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

assumption of the assumed liabilities.  The total purchase price for the assets related to the Sanuk brand was an initial cash payment of approximately $119,800 subject to certain working capital adjustments, which were preliminarily determined to be approximately $6,800 that were paid at closing.  The Company and the sellers of the assets related to the Sanuk brand are in the process of finalizing the balance sheet and working capital as of the closing, which may result in a further adjustment to the preliminary working capital adjustment which was paid at closing.  The purchase price also includes additional participation payments (contingent consideration) over the next five years as follows:

•                  2011 EBITDA of the Sanuk brand multiplied by ten, less the closing payment, up to maximum of $30,000;

•                  51.8% of the gross profit of the Sanuk brand in 2012, defined as total sales less the cost of sales for the business of the sellers;

•                  36.0% of gross profit of the Sanuk brand in 2013;

•                  8.0% of the product of gross profit of the Sanuk brand in 2015 multiplied by five.

There is no maximum to the contingent consideration payments for 2012, 2013, and 2015.

The Company acquired the Sanuk brand based upon the belief that Sanuk is a profitable, well-run business with a similar corporate culture, and provides substantial growth opportunities, particularly within the action sports market where it has a large and loyal customer base of active outdoor enthusiasts.  The Sanuk brand complements the Company’s existing brand portfolio with its unique market position through the combination of original and innovative product designs, as well as authentic and irreverent marketing campaigns.  The brand assists in balancing the Company’s existing seasonality, with its largest revenues being generated in the first half of the year.  The Sanuk brand also brings additional distribution channels to the Company, as it sells to hundreds of independent specialty surf and skate shops throughout the US that were not significantly in the Company’s existing customer portfolio.  The acquisition was accounted for as a business combination, and the Sanuk brand is reported as a new reportable segment.

The Company has included the operating results of the Sanuk brand in its condensed consolidated financial statements since the date of acquisition, including worldwide revenue of $15,578 and operating loss of $307 for all distribution channels.  This operating loss includes overhead costs that are excluded from worldwide wholesale segment operating income of $1,459 (see note 8).  The operating loss also included $2,990 of amortization expense on the acquired Sanuk intangibles and $1,389 of expense related to the change in fair value of the Sanuk contingent consideration due to accretion.  For the nine months ended September 30, 2011, the Company incurred approximately $4,000 of transaction costs for the Sanuk acquisition which was included in SG&A expense.

The fair value of the acquired intangible assets and contingent consideration is provisional pending the Company’s final determination of fair value, including the valuation report for those assets and liabilities from a third party valuation expert assisting the Company.  Also, the fair value of the purchase price is provisional pending agreement on the final working capital adjustment.  The fair value of the contingent consideration is based on Level 3 inputs, and further changes in the fair value of the contingent consideration will be recorded through operating income (see note 5).  The Company allocated the excess of the purchase price over the identifiable intangible and net tangible assets to goodwill.  The goodwill arising from the acquisition of the Sanuk brand relates to the projected earnings power over the future.  The goodwill is included in the Sanuk wholesale reportable segment and all of it is expected to be deductible for tax purposes.

The Company used the income approach to value the contingent consideration and identifiable intangible assets.  The contingent consideration used a discounted cash flow method with a discount rate of 5.0% in 2011 and 7.0% thereafter.  The following table summarizes the methods used under the income approach for the identifiable intangible assets and their corresponding discount rates and royalty rates, where applicable:

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Identifiable intangible asset	Method	Discount Rate	Royalty Rate
US tradenames	Relief from royalty	15.0%	5.0%
International tradenames	Relief from royalty	17.0%	5.0%
Customer relationships	Excess earnings	15.5%
International distributor relationships	Lost profits	17.5%
US non-compete agreements	Lost profits	15.5%
International non-compete agreements	Lost profits	17.5%
Patents	Relief from royalty	16.5%	3.0%
US backlog	Excess earnings	14.0%
International backlog	Excess earnings	16.0%

The amortizable intangible assets are being amortized straight-line over their estimated useful lives, with the exception of the customer relationships, which are being amortized on an accelerated basis based on their aggregate projected after tax undiscounted cash flows.  The following table summarizes the consideration paid and the amounts of estimated fair value of the assets acquired and the liabilities assumed at the acquisition date:

		Estimated
	Estimated	Useful
	Fair Value	Life (Years)
Consideration
Cash paid	$126,615
Estimated working capital adjustment	(4,091)
Contingent consideration arrangement	84,300
Total consideration transferred	$206,824

Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade accounts receivable, net of allowances of $1,130	$12,809
Inventories	7,545
Other current assets	367
Trade accounts payable	(5,590)
Other liabilities	(507)
Net tangible assets acquired	$14,624

Identifiable intangible assets:
Tradenames	$47,200	20
Customer relationships	21,300	10
International distributor relationships	800	2
Non-compete agreements	5,300	5
Patents	6,600	14
Backlog	1,830	1
Goodwill	109,170	Non-amortizable
Total purchase price	$206,824

The following table presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2011 and September 30, 2010 as if the acquisition of the Sanuk brand had occurred on January 1, 2010.  These results are not intended to reflect the actual operations of the Company had the acquisition occurred on January 1, 2010.  Acquisition transaction costs that were incurred in the three months ended September 30, 2011 are included in the pro forma operating

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

income for the nine months ended September 30, 2010 in the table below.  Transaction costs that were incurred prior to July 1, 2011 have been excluded from the pro forma operating income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$414,358	$288,644	$815,706	$609,005
Operating income	$95,021	$65,994	$120,066	$106,882

The Company entered into a deferred purchase factoring agreement with CIT Commercial Services (CIT) whereby CIT collects the Sanuk accounts receivable at the gross amount of such receivables, less any discounts and allowances.  CIT is responsible for the servicing and administration of accounts receivables collected on behalf of the Company and, to the extent that an eligible account is in default, CIT is required to purchase the account from the Company.  CIT collects amounts due and remits collected funds, less factoring and various administrative fees.  Open receivables collected by CIT totaled approximately $6,100 at September 30, 2011 and are included in accounts receivable in the condensed consolidated balance sheets.  Collection fees for the three and nine months ended September 30, 2011 were $69.

(11)               Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2010	$21,932	$(15,425)	$6,507
Additions through acquisitions	109,170	—	109,170
Impairment	—	(406)	(406)
Balance at September 30, 2011	$131,102	$(15,831)	$115,271

Other intangible assets, net:
Balance at December 31, 2010	$18,411
Purchases of intangible assets	87,255
Amortization expense	(7,596)
Impairment	(1,420)
Balance at September 30, 2011	$96,650

(12)                Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU), Disclosure of Supplementary Pro Forma Information for Business Combinations, an amendment to Accounting Standards Codification (ASC) 805, Business Combinations.  The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior reporting period only.  The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  The Company adopted this standard in connection with its Sanuk acquisition and included the required disclosures in its condensed consolidated financial statements.

In June 2011, the FASB issued ASU, Presentation of Comprehensive Income, an amendment to ASC 220, Comprehensive Income, that brings US Generally Accepted Accounting Principles (GAAP) into alignment with International Financial Reporting Standards for the presentation of OCI.  Effective for the Company beginning January 1, 2012, the option in current GAAP that permits the presentation of OCI in the statement of changes in equity has been eliminated.  The provisions of the

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

update provide that an entity that reports items of OCI has two options:  (1) a single statement must present the components of net income, total net income, the components of OCI, total OCI, and total comprehensive income; or (2) a two-statement approach whereby an entity must present the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of OCI, a total for OCI, and a total for comprehensive income.  The adoption of this ASU will only change the presentation of OCI on the Company’s consolidated financial statements beginning January 1, 2012.

In September 2011, the FASB issued ASU, Intangibles - Goodwill and Other, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This ASU will be effective for the Company January 1, 2012, with early adoption permitted.  The Company is considering early adoption of this update.  The Company does not expect that the adoption of this update will have a material effect on its financial statements.

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

•                  trends affecting our financial condition, results of operations, or cash flows;

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

•                  Teva®: High performance multi-sport shoes, rugged outdoor footwear, and sport sandals; and

•                  Sanuk®: Innovative action sport footwear brand rooted in the surf community.

Our financial condition and results of operations include the operations of Sanuk beginning July 1, 2011, our acquisition date.  In addition to our primary brands, our other brands include TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort; Ahnu®, a line of outdoor performance and lifestyle footwear; MOZO®, a line of footwear that combines running shoe technology with work shoe toughness for individuals that spend long hours working on their feet; and Simple®, a line which we plan to cease distribution effective December 31, 2011.

We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores.  Independent third parties manufacture all of our products.  In 2010, we converted our Teva business in Belgium, the Netherlands, and Luxemburg (Benelux) and France from a distributor model to a wholesale model.  In January 2011, we converted from a distributor model to a wholesale model for the UGG, Teva, and Simple brands in the United Kingdom (UK) and Ireland and the UGG and Simple brands in Benelux and France.

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

By emphasizing our brands’ images and our focus on comfort, performance and authenticity, we believe we can continue to maintain a loyal consumer following that is less susceptible to fluctuations caused by changing fashions and changes in consumer preferences.

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

•                  increased marketing in high-end magazines and outdoor advertising;

•                  targeted marketing at prospective consumers in new catalogs and direct mail pieces;

•                  successful targeting of high-end distribution;

•                  expanded product assortment purchases from existing accounts;

•                  adoption by high-profile celebrities as a favored footwear brand;

•                  increased media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

•                  increased exposure to the brand driven by our concept stores which showcase all of our product offerings;

•                  continued expansion of worldwide retail through new UGG Australia stores;

•                  continued geographic expansion across the US and internationally; and

•                  expansion of our shop-in-shop program worldwide.

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

Our efforts to expand the Teva brand beyond sandals, while embracing our core water-based competencies, contributed to significant revenue growth in 2010.  Throughout 2010 and year-to-date 2011, our broader range of products demonstrated strong retail sell-through across all channels, and we believe that our retail partners have viewed both our product and marketing innovations as relevant and compelling.

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

Sanuk Brand Overview

On July 1, 2011 we acquired the Sanuk brand, a dynamic action sport footwear brand rooted in surf, known for its original sandals and shoes and irreverent marketing.  The brand has a history of innovation, product invention, foot-friendly comfort and clever branding.  Sanuk is currently available in more than 1,700 retailers in 40 countries and at Sanuk.com.  The brand enjoys diverse acceptance across multiple channels driven by key action sports retailers as well as outdoor retailers such as REI, EMS, and Bass Pro, specialty retailers including Fred Segal and Nordstrom, and larger national chains including Journeys, Dillards, and The Buckle.

Sanuk products have been twice recognized at the Surf Industry Manufacturers Association (SIMA) Image Awards as the 2007 and 2010 Footwear Product of the Year.  The brand is best known for its Sidewalk Surfers®, “These are not shoes, they’re sandals®”, often referred to as “Not-A-Shoe,” for the patented sandal construction, which allows the consumers feet to bend and flex in natural comfort.  The Sanuk brand uses innovative materials in its footwear such as yoga mats and indoor-outdoor carpet.

We believe that the Sanuk brand is an ideal addition to the Deckers family of brands and all can leverage off each others’ distribution channels.  The Sanuk business is a profitable, well-run business that we believe provides for substantial growth opportunities within the action sports market, as well as other markets and channels in which Deckers is already established.  In the 14 years since its inception, the founder and the team have consistently brought creativity, fun, and comfort to the line of sandals and shoes for men, women, and children.  The Sanuk brand’s offerings now include the patented Sidewalk Surfer shoe which effectively introduced the deconstructed footwear movement, the Fraid Not sandal collection, and the Yoga Mat sandal made from yoga mat material, which was cited as the 2010 Product of the Year by SIMA.  The Sanuk brand continues to build on its authentic position in the surf and outdoor markets through its relationships with prominent professional athletes, including surfers, bouldering athletes, and rock climbers, known as much for their unique personal styles and charisma as for their specialized talents.

Other Brands Overview

Our other brands consist of TSUBO, Ahnu, MOZO, and Simple.  Our other brands are all sold through most of our distribution channels, with the majority through wholesale channels.  We plan to cease distribution of the Simple brand effective December 31, 2011.

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

The MOZO brand strives to deliver revolutionary footwear for creative, passionate, and talented professionals that spend long hours working on their feet.  Our high-performance footwear is designed to the specifications of these professionals, not just their workplace.  In 2011, MOZO introduced The Chef Signature Collection:  footwear designed by Marcus Samuelsson, Aaron Sanchez, and Chris Cosentino.  This collection has put the MOZO brand in the press for the first time and allowed the brand to open up new distribution opportunities.  We have recently expanded our distribution to include large on-line retailers and into the health care worker market.

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

As of September 30, 2011, we had a total of 37 retail stores worldwide.  These stores are company-owned and operated and include our China stores, which are owned and operated with our joint venture partner.  During the fourth quarter of 2011, we opened or plan to open additional retail stores in Canada, the UK, and Asia.  We intend to continue opening more retail stores worldwide beyond 2011.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters and the highest percentage of Teva and Sanuk brand net sales occurring in the first and second quarters of each year.  Our financial results include the Sanuk brand beginning July 1, 2011.  Our other brands do not have a significant seasonal impact.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$204,851	$154,222	$414,358
Income (loss) from operations	$28,195	$(10,798)	$90,661

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$155,927	$137,059	$277,879	$430,124
Income from operations	$28,821	$13,216	$66,314	$140,737

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table summarizes the Company’s results of operations:

	Three Months Ended September 30,
	2011		2010		Change
	Amount	%	Amount	%	Amount	%
Net sales	$414,358	100.0%	$277,879	100.0%	$136,479	49.1%
Cost of sales	211,505	51.0	146,926	52.9	64,579	44.0
Gross profit	202,853	49.0	130,953	47.1	71,900	54.9
Selling, general and administrative expenses	112,192	27.1	64,639	23.3	47,553	73.6
Income from operations	90,661	21.9	66,314	23.9	24,347	36.7
Other expense (income), net	50	—	(213)	(0.1)	263	123.5
Income before income taxes	90,611	21.9	66,527	23.9	24,084	36.2
Income taxes	28,266	6.8	24,555	8.8	3,711	15.1
Net income	62,345	15.1	41,972	15.1	20,373	48.5
Net loss attributable to the noncontrolling interest	139	—	171	0.1	(32)	(18.7)
Net income attributable to Deckers Outdoor Corporation	$62,484	15.1%	$42,143	15.2%	$20,341	48.3%

Overview.  The Sanuk brand operations are included in our results of operations effective upon our acquisition date of July 1, 2011.  The increase in net sales was primarily due to an increase in UGG product sales as well as the addition of Sanuk product sales.  The increase in income from operations resulted primarily from higher net sales and increased gross margin, partially offset by higher selling, general and administrative expenses.

Net Sales.  The following tables summarize net sales by location, brand and distribution channel:

	Three Months Ended September 30,
			Change
	2011	2010	Amount	%
Net sales by location:
US	$257,934	$204,728	$53,206	26.0%
International	156,424	73,151	83,273	113.8
Total	$414,358	$277,879	$136,479	49.1%

Net sales by brand and distribution channel:
UGG:
Wholesale	$334,308	$229,128	$105,180	45.9%
eCommerce	7,844	6,827	1,017	14.9
Retail stores	34,523	19,835	14,688	74.1
Total	376,675	255,790	120,885	47.3
Teva:
Wholesale	12,879	12,226	653	5.3
eCommerce	1,674	1,295	379	29.3
Retail stores	140	171	(31)	(18.1)
Total	14,693	13,692	1,001	7.3
Sanuk:
Wholesale	15,350	—	15,350	*
eCommerce	228	—	228	*
Retail stores	—	—	—	*
Total	15,578	—	15,578	*
Other:
Wholesale	6,866	7,696	(830)	(10.8)
eCommerce	508	543	(35)	(6.4)
Retail stores	38	158	(120)	(75.9)
Total	7,412	8,397	(985)	(11.7)
Total	$414,358	$277,879	$136,479	49.1%

Total eCommerce	$10,254	$8,665	$1,589	18.3%

Total Retail stores	$34,701	$20,164	$14,537	72.1%

* Calculation of percentage change is not meaningful.

The increase in net sales was primarily driven by strong sales for the UGG brand and the addition of the Sanuk brand.  We experienced an increase in the number of pairs sold primarily through our UGG wholesale segment plus the addition of our Sanuk wholesale segment, partially offset by a decrease in pairs sold in our other brands wholesale segment.  This resulted in an increase in the overall volume of footwear sold for all brands of 37.8% to approximately 6.2 million pairs sold for the three months ended September 30, 2011 from 4.5 million pairs for the three months ended September 30, 2010.  Our weighted-average wholesale selling price per pair increased to $63.99 for the three months ended September 30, 2011 from $58.61 for the three months ended September 30, 2010.  The increased average selling price was partially due to higher selling prices resulting from our conversion from a distributor model to a direct wholesale model for our UGG brand in the UK and Benelux and for our Teva brand in the UK.  The increased selling prices over the prior year period from this conversion will not recur; however, we expect to maintain the wholesale selling prices in these regions in the future.

Wholesale net sales of our UGG brand increased primarily due to an increase in the overall volume of pairs sold as well as an increase in the average selling price largely related to our conversion to a direct wholesale model in the UK and Benelux.  We cannot assure investors that UGG brand sales will continue to grow at their past pace.

Wholesale net sales of our Teva brand increased primarily due to an increase in the average selling price, largely related to our conversion to a direct wholesale model in the UK.

Wholesale net sales of our Sanuk brand, which we acquired in July 2011, was $15,350.

Wholesale net sales of our other brands decreased due to a decrease in pairs sold, partially offset by an increase in the average selling price.

Net sales of our eCommerce business increased due to an increase in the number of pairs sold, partially offset by a decrease in the average selling price.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 13 new stores opened since September 30, 2010.  New stores that were not open during the full three months ended September 30, 2010 contributed approximately $13,000 of retail sales for three months ended September 30, 2011.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full third quarter of 2011 and 2010, same store sales grew by 15.4%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 37.8% and 26.3% of worldwide net sales for the three months ended September 30, 2011 and 2010, respectively.  The increase in international sales was largely due to increased sales for our UGG wholesale channel, primarily in the European region, related to our conversion to a direct wholesale model.

Gross Profit.  As a percentage of net sales, gross margin increased primarily due to the conversion in the UK and Benelux from distributor to wholesale direct models, the addition of the Sanuk brand, and an increased mix of retail sales, which generally carry higher margins.  The increase was partially offset by increased cost of goods, including sheepskin and other material costs as well as increased factory costs.

Selling, General and Administrative Expenses (SG&A).  As a percentage of net sales, SG&A increased primarily from:

•                  increased retail costs of approximately $10,000, largely related to 13 new retail stores that were not open as of September 30, 2010;

•                  increased marketing expenses of approximately $8,000, largely related to our new UGG men’s and women’s campaigns;

•                  increased international division expenses of approximately $7,000 in support of our continued international expansion and our distributor conversions to the wholesale model;

•                  increased divisional brand expenses of approximately $5,000 in support of our continued growth;

•                  increased depreciation and amortization expenses of approximately $5,000, primarily related to the purchase of Sanuk brand intangible assets.

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

	Three Months Ended September 30,
			Change
	2011	2010	Amount	%
UGG wholesale	$143,998	$96,568	$47,430	49.1%
Teva wholesale	(1,389)	230	(1,619)	(703.9)
Sanuk wholesale	1,459	—	1,459	*
Other wholesale	(2,965)	(229)	(2,736)	(1,194.8)
eCommerce	483	787	(304)	(38.6)
Retail stores	(544)	991	(1,535)	(154.9)
Unallocated overhead costs	(50,381)	(32,033)	(18,348)	(57.3)
Total	$90,661	$66,314	$24,347	36.7%

* Calculation of percentage change is not meaningful.

Income from operations increased due to the increase in net sales and gross margin, partially offset by the higher SG&A expenses.

The increase in income from operations of UGG brand wholesale was primarily the result of increased sales and a 1.7 percentage point increase in gross margin, partially attributable to our distributor conversions in Europe.  The gross margin increase was partially offset by sheepskin and other material and factory cost increases.  The increase in income was partially offset by higher marketing and promotional expenses of approximately $6,000, related to our new men’s and women’s campaigns.

The loss from operations of Teva brand wholesale, compared to income from operations in the prior year period, was primarily due to increased selling, marketing and promotional, and other divisional expenses totaling approximately $1,500, partially offset by the increase in sales.

The income from operations from our Sanuk brand, which we acquired in July 2011, was $1,459.

The loss from operations of our other brands wholesale increased primarily due to a 26.9 percentage point decrease in gross margin largely due to the increased impact of closeout sales.  As we are ceasing distribution of the Simple brand, we experienced negative margins on Simple brand closeout sales and also recorded additional inventory write-downs.

The decrease in income from operations of our eCommerce business was primarily due to an increase in marketing and promotional expenses and UK expenses, primarily related to the start-up of our European eCommerce business, totaling approximately $1,000, partially offset by the increase in sales.

The loss from operations of our retail store business, compared to income from operations in the prior year period, was primarily due to approximately $10,000 of higher operating expenses largely related to our new store openings.  These results were partially offset by increased sales and a 2.3 percentage point increase in gross margin, primarily due to an increase in international sales which generally carry higher margins.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $7,000 related to international infrastructure costs primarily to support our conversions from distributor models to direct wholesale models, as well as transaction costs related to our Sanuk acquisition of approximately $3,000 and increased legal expenses of approximately $2,000 primarily related to the protection of our intellectual property including our trademarks.

Other (Income) Expense, Net.  Other income, net decreased primarily due to a one-time foreign sales tax exemption in the prior year period.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Three Months Ended
	September 30,
	2011	2010
Income tax expense	$28,266	$24,555
Effective income tax rate	31.2%	36.9%

The decrease in the effective tax rate was primarily due to the increase in our projected annual foreign pre-tax income as a percentage of worldwide pre-tax income, as income generated in the US is taxed at significantly higher rates than most of our foreign jurisdictions.  For the full year 2011, we expect to generate approximately 23% of our pre-tax earnings from a country which does not impose a corporate income tax.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of September 30, 2011, we had an immaterial amount of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.  We have no plans to repatriate any of our foreign cash.  We anticipate our effective tax rate for the full year 2011 to be significantly lower than the full year rate of 35.9% in 2010.

Net Loss Attributable to the Noncontrolling Interest.  Net loss attributable to the noncontrolling interest in our joint venture with Stella International was $139 and $171 for the three months ended September 30, 2011 and 2010, respectively.

Net Income Attributable to Deckers Outdoor Corporation.   Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased primarily as a result of the increase in net income.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table summarizes the Company’s results of operations:

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	%	Amount	%	Amount	%
Net sales	$773,431	100.0%	$570,865	100.0%	$202,566	35.5%
Cost of sales	402,188	52.0	301,262	52.8	100,926	33.5
Gross profit	371,243	48.0	269,603	47.2	101,640	37.7
Selling, general and administrative expenses	263,185	34.0	161,252	28.2	101,933	63.2
Income from operations	108,058	14.0	108,351	19.0	(293)	(0.3)
Other income, net	(131)	—	(775)	(0.1)	644	(83.1)
Income before income taxes	108,189	14.0	109,126	19.1	(937)	(0.9)
Income taxes	33,539	4.3	40,104	7.0	(6,565)	(16.4)
Net income	74,650	9.7	69,022	12.1	5,628	8.2
Net income attributable to the noncontrolling interest	(327)	—	(18)	—	(309)	*
Net income attributable to Deckers Outdoor Corporation	$74,323	9.6%	$69,004	12.1%	$5,319	7.7%

* Calculation of percentage change is not meaningful.

Overview.  The Sanuk brand operations are included in our results of operations effective upon our acquisition date of July 1, 2011.  The increase in net sales was primarily due to an increase in UGG product sales.  The increase in income from operations resulted from higher sales and higher gross margin, partially offset by higher SG&A expenses.

Net Sales.  The following table summarizes net sales by location and net sales by brand and distribution channel:

	Nine Months Ended September 30,
			Change
	2011	2010	Amount	%
Net sales by location:
US	$488,828	$386,963	$101,865	26.3%
International	284,603	183,902	100,701	54.8
Total	$773,431	$570,865	$202,566	35.5%

Net sales by brand and distribution channel:
UGG:
Wholesale	$510,739	$381,728	$129,011	33.8%
eCommerce	32,901	26,223	6,678	25.5
Retail stores	89,728	52,417	37,311	71.2
Total	633,368	460,368	173,000	37.6
Teva:
Wholesale	100,445	83,549	16,896	20.2
eCommerce	4,615	4,264	351	8.2
Retail stores	333	260	73	28.1
Total	105,393	88,073	17,320	19.7
Sanuk:
Wholesale	15,350	—	15,350	*
eCommerce	228	—	228	*
Retail stores	—	—	—	*
Total	15,578	—	15,578	*
Other:
Wholesale	17,281	20,064	(2,783)	(13.9)
eCommerce	1,679	1,777	(98)	(5.5)
Retail stores	132	583	(451)	(77.4)
Total	19,092	22,424	(3,332)	(14.9)
Total	$773,431	$570,865	$202,566	35.5%

Total eCommerce	$39,423	$32,264	$7,159	22.2%

Total Retail stores	$90,193	$53,260	$36,933	69.3%

* Calculation of percentage change is not meaningful.

The increase in net sales was primarily driven by strong sales for the UGG brand.  We experienced an increase in the number of pairs sold primarily through our UGG and Teva wholesale channels, as well as the addition of the Sanuk brand, partially offset by a decrease in pairs sold in our other brands.  This resulted in a 18.9% overall increase in the volume of footwear sold for all brands to approximately 14.5 million pairs for the nine months ended September 30, 2011 compared to approximately 12.2 million pairs for the nine months ended September 30, 2010.  Our weighted-average wholesale selling price per pair increased to $48.08 for the nine months ended September 30, 2011 from $42.51 for the nine months ended September 30, 2010.  The increased average selling price was partially due to higher selling prices resulting from our conversion from a distributor model to a direct wholesale model for our UGG brand in the UK and Benelux and for our Teva brand in the UK.  The increased selling prices over the prior year period from this conversion will not recur; however, we expect to maintain the wholesale selling prices in these regions in the future.

Wholesale net sales of our UGG brand increased primarily due to an increase in the average selling price, which was largely related to our conversion to a direct wholesale model in the UK and Benelux, as well as a result of decreased closeout sales.  We also experienced an increase in the volume of pairs sold.  We cannot assure investors that UGG brand sales will continue to grow at their past pace.

Wholesale net sales of our Teva brand increased due to both an increase in the volume of pairs sold, as well as an increase in the average selling price largely related to our conversion to a direct wholesale model in the UK.

Wholesale net sales of our Sanuk brand, which we acquired in July 2011, were $15,350.

Wholesale net sales of our other brands decreased due to a decrease in pairs sold, partially offset by an increase in the average selling price.

Net sales of our eCommerce business increased due to both an increase in the volume of pairs sold and an increase in the average selling price.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 13 new stores opened since September 30, 2010.  New stores that were not open during the full nine months ended September 30, 2010 contributed approximately $33,000 of retail sales for nine months ended September 30, 2011.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For those stores that were open during the full nine months ended September 30, 2011 and 2010, same store sales grew by 11.5%.  Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

International sales, which are included in the segment sales above, for all of our products combined represented 36.8% and 32.2% of worldwide net sales for the nine months ended September 30, 2011 and 2010, respectively.  The international sales growth was led by the UGG and Teva brands in the European region largely due to our conversion to a direct wholesale model.

Gross Profit.  As a percentage of net sales, gross margin increased primarily due to a higher percentage mix of retail sales as well as higher margins led by our UGG wholesale and retail stores segments.  We began realizing the benefit of the direct wholesale model, versus distributor margins, in the UK for our UGG and Teva brands and in Benelux for our UGG brand starting in January 2011.  The increase was partially offset by increased cost of goods, including sheepskin and other material costs as well as increased factory costs.

Selling, General and Administrative Expenses (SG&A).  As a percentage of net sales, SG&A increased primarily due to:

•                  increased retail costs of approximately $21,000 largely related to 13 new retail stores that were not open as of September 30, 2010;

•                  increased international division expenses of approximately $20,000 in support of our international expansion and our distributor conversions to the wholesale model;

•                  increased marketing expenses of approximately $13,000 primarily related to our UGG brand;

•                  increased legal costs primarily related to the protection of our intellectual property of approximately $7,000; and

•                  increased depreciation and amortization expenses of approximately $7,000, primarily related to our Sanuk acquisition and other purchases of intangible assets.

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

	Nine Months Ended September 30,
			Change
	2011	2010	Amount	%
UGG wholesale	$206,208	$163,371	$42,837	26.2%
Teva wholesale	20,576	18,969	1,607	8.5
Sanuk wholesale	1,459	—	1,459	*
Other wholesale	(7,573)	(2,537)	(5,036)	(198.5)
eCommerce	5,767	5,420	347	6.4
Retail stores	1,631	3,349	(1,718)	(51.3)
Unallocated overhead costs	(120,010)	(80,221)	(39,789)	(49.6)
Total	$108,058	$108,351	$(293)	(0.3)%

* Calculation of percentage change is not meaningful.

Income from operations as a percentage of sales decreased due to increased SG&A expenses, partially offset by increased sales and gross margins.

The increase in income from operations of UGG brand wholesale was primarily the result of higher sales and a 1.0 percentage point increase in gross margin, partially attributable to our distributor conversions in Europe.  The gross margin increase was partially offset by sheepskin and other material and factory cost increases.  The increase to income was partially offset by increases in marketing and promotional expenses; increased sales commissions; and higher amortization expenses, primarily related to order books we acquired from our distributor conversions in Europe, totaling approximately $19,000.

The increase in income from operations of Teva brand wholesale was largely due to increased sales and decreased amortization of approximately $2,000, partially offset by a 1.0 percentage point decrease in gross margin, primarily due to higher inventory write-downs and an increased impact of closeout sales.  In addition, we recognized increased divisional sales expenses and increased marketing and promotional expenses totaling approximately $4,000.

The income from operations of our Sanuk brand, which we acquired in July 2011, was $1,459.

The loss from operations of our other brands wholesale increased primarily due to a 19.1 percentage point decrease in gross margin as well as the decreased sales.  As we are ceasing distribution of the Simple brand, we experienced negative margins on Simple brand closeout sales.

Income from operations of our eCommerce business increased slightly.

The decrease in income from operations of our retail store business was primarily due to approximately $21,000 of higher operating expenses primarily related to our new store openings.   The decrease was partially offset by increased sales as well as a 1.2 percentage point increase in gross margin.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $14,000 related to international infrastructure costs primarily to support our conversions from distributor models to direct wholesale models, as well as increased legal expenses of approximately $7,000 primarily related to the protection of our intellectual property including our trademarks.  We also incurred approximately $4,000 related to Sanuk acquisition costs.

Other (Income) Expense, Net.  Other income, net decreased primarily due to a one-time foreign sales tax exemption recognized in the prior year, partially offset by a credit to interest expense in the current year resulting from a reversal of a prior year income tax related accrual.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Nine Months Ended
	September 30,
	2011	2010
Income tax expense	$33,539	$40,104
Effective income tax rate	31.0%	36.8%

The decrease in the effective tax rate was primarily due to the increase in our projected annual foreign pre-tax income as a percentage of worldwide pre-tax income, as income generated in the US is taxed at significantly higher rates than most of our foreign jurisdictions.  For the full year 2011, we expect to generate approximately 23% of our pre-tax earnings from a country which does not impose a corporate income tax.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of September 30, 2011, we had an immaterial amount of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.  We have no plans to repatriate any of our foreign cash.  We anticipate our effective tax rate for the full year 2011 to be significantly lower than the full year rate of 35.9% in 2010.

Net Income Attributable to the Noncontrolling Interest.  Net income attributable to the noncontrolling interest in our joint venture with Stella International was $327 and $18 for the nine months ended September 30, 2011 and 2010, respectively.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income increased as a result of the items discussed above.  Our diluted earnings per share increased by 7.4% to $1.89 for the nine months ended September 30, 2011 compared to $1.76 in the same period of 2010, primarily as a result of the increase in net income.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements consisting of guarantee contracts.  See “Contractual Obligations” below.

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

Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables.  As a result, our working capital requirements begin when we purchase the inventories and continue until we ultimately collect the resulting receivables.  The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva and Sanuk brands generally begin to build inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters.  Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year.  The cash required to fund these working capital fluctuations has been provided using our internal cash flows and short-term borrowings.  As needed, we borrow funds under our credit agreement.

The following table summarizes the Company’s cash flows and working capital:

	Nine Months Ended September 30,
			Change
	2011	2010	Amount	%
Net cash used in operating activities	$(222,258)	$(61,926)	$(160,332)	(258.9)%
Net cash (used in) provided by investing activities	$(152,322)	$6,393	$(158,715)	(248.3)%
Net cash provided by (used in) financing activities	$19,053	$(9,902)	$28,955	292.4%

	September 30,	December 31,	Change
	2011	2010	Amount	%
Cash and cash equivalents	$90,425	$445,226	$(354,801)	(79.7)%
Trade accounts receivable	227,675	116,663	111,012	95.2
Inventories	356,873	124,995	231,878	185.5
Other current assets	74,393	28,848	45,545	157.9
Total current assets	$749,366	$715,732	$33,634	4.7%

Short-term borrowings	$45,000	$—	$45,000	*
Trade accounts payable	132,193	67,073	65,120	97.1%
Other current liabilities	83,571	77,790	5,781	7.4
Total current liabilities	$260,764	$144,863	$115,901	80.0%

Net working capital	$488,602	$570,869	$(82,267)	(14.4)%

* Calculation of percentage change is not meaningful.

Cash from Operating Activities.  We used significantly more net cash in operating activities in the nine months ended September 30, 2011 versus 2010.  The increased cash used in operating activities was primarily due to significant increases in inventories, prepaid expenses, and accounts receivable, which all increased more in the nine months ended September 30, 2011 versus 2010.  The larger increase in inventories was primarily due to higher projected UGG brand sales in the fourth quarter of 2011 versus 2010, increased international inventory primarily related to our new wholesale European business, the increase in retail stores, and increased costs of materials and factories.  The larger increase in prepaid expenses was primarily due to increased prepaid rents and prepaid fees on our new credit agreement, and the larger increase in accounts receivable was primarily due to increased sales and our new wholesale

European business.  These decreases in operating cash flows were partially offset by a significant increase in accounts payable, which increased more in the nine months ended September 30, 2011 versus 2010.  Accounts payable increased primarily due to our increased inventory purchases.  Net working capital decreased as of September 30, 2011 from December 31, 2010, primarily as a result of lower cash and cash equivalents primarily due to our Sanuk acquisition, the higher trade accounts payable, and our short-term borrowings. These decreases to working capital were partially offset by the increased inventory and accounts receivable.  Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover decreased to 7.0 times in the twelve months ended September 30, 2011 from 7.9 times for the twelve months ended September 30, 2010, primarily due to higher average accounts receivable balances, partially offset by increased cash collections for the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010.  The higher accounts receivable balances were primarily attributed to increased sales, including the conversion to our European wholesale operations, which provides us higher selling prices.

Inventory turnover decreased to 3.0 times for the twelve months ended September 30, 2011 compared to 3.6 times for the twelve months ended September 30, 2010, primarily due to higher average inventory levels during the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010, partially offset by increased sales.  The higher inventory balances were primarily attributed to our projected increased sales, increased international inventory, new retail locations, and increased costs of materials and factories.

Cash from Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2011 resulted primarily from our acquisition of the Sanuk brand (see note 10, to the condensed consolidated financial statements) and purchases of property and equipment.  Our larger capital expenditures included the build out of new retail stores and computer hardware and software.  For the nine months ended September 30, 2010, net cash provided by investing activities resulted primarily from sales of short-term investments, partially offset by purchases of property and equipment and acquisitions of businesses.  In addition, we did not purchase short-term investments in the nine months ended September 30, 2010 or subsequently, as we shifted our investments to cash and cash equivalents.

In September 2011, we entered into an agreement to purchase approximately fourteen acres of land for our new headquarters facility for an aggregate purchase price of $20,428, subject to a $500 credit if escrow closes before December 31, 2011.  As of September 30, 2011, we had no other material commitments for future capital expenditures but estimate that the remaining capital expenditures for 2011, including the land, will range from approximately $35,000 to $40,000.  We anticipate these expenditures will primarily include the land, the initial construction costs of our new headquarters, and new retail stores.  The actual amount of capital expenditures for the remainder of the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the nine months ended September 30, 2011, net cash provided by financing activities was comprised primarily of short-term borrowings, as well as excess tax benefits from stock compensation, partially offset by cash used for repurchases of our common stock and for shares withheld for taxes from employee stock unit vestings.  The excess tax benefits from stock compensation changes were larger than the prior period primarily due to the issuance of stock in relation to our long-term incentive program.  For the nine months ended September 30, 2010, net cash used in financing activities was comprised primarily of cash used for repurchases of our common stock and for shares withheld for taxes from employee stock unit vestings, partially offset by excess tax benefits from stock compensation.

In June 2009, our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  As of June 30, 2011, we had repurchased the full amount authorized under this program.  During the nine months ended September 30, 2011, the Company repurchased approximately 245,000 shares for approximately $20,000, or an average price of $81.22 per share.

On August 10, 2011, we entered into Amendment Number Two to Second Amended and Restated Credit Agreement (“Amendment Number Two”) with Comerica Bank (“Comerica”).  Amendment Number Two amended the terms of that certain Second Amended and Restated Credit Agreement, entered into on May 27, 2010, by and among Deckers Outdoor Corporation; Tsubo, LLC; and Comerica (the “Previous Credit Agreement”).  Amendment Number Two amended the Previous Credit Agreement by increasing the maximum availability from $20,000 to $60,000 during the period commencing on August 10, 2011 and ending on November 30, 2011 (the “Increased Commitment Period”).  During the Increased Commitment Period, amounts borrowed under the Credit Agreement would bear interest at Comerica’s prime rate, plus 0.25% or, at the Company’s option, at the London Interbank Offered Rate (LIBOR), plus 1.25%.  Amendment Number Two also increased the percentage fee payable for certain letters of credit during the Increased Commitment Period from 0.75% to 1.25%.  We did not borrow under Amendment Number Two.

On August 30, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto.  The Credit Agreement is a five-year, $200,000 secured revolving credit facility which contains a $50,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans and replaces the Previous Credit Agreement.  Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $100,000, resulting in a maximum available principal amount of $300,000.  None of the lenders under the Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments.  At our option, revolving loans issued under the Credit Agreement will bear interest at either adjusted LIBOR for 30 days (0.24% at September 30, 2011) plus 1.25% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.25% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.25% per annum and adjusted LIBOR plus 1.50% per annum (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 0.50% per annum), based upon our total adjusted leverage ratio at such time.  In addition, we will initially be required to pay fees of 0.20% per annum on the daily unused amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.20% and 0.30% per annum, based upon our total adjusted leverage ratio.  At September 30, 2011, we had outstanding borrowings of $45,000 under the Credit Agreement and outstanding letters of credit of $189.  As a result, $154,811 was available under the Credit Agreement at September 30, 2011.  Subsequent to September 30, 2011, we repaid $20,000, reducing the outstanding borrowings under the Credit Agreement to $25,000.

Our obligations under the Credit Agreement are guaranteed by our existing and future domestic subsidiaries other than certain immaterial subsidiaries and foreign subsidiaries (the “Guarantors”), and is secured by a first-priority security interest in substantially all of our assets and the Guarantors’, including all or a portion of the equity interests of certain of our domestic and foreign subsidiaries.

The Credit Agreement contains financial covenants which include: our asset coverage ratio must be greater than 1.10 to 1.00; and the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations.  The Credit Agreement contains certain other covenants which include: a maximum additional secured debt related to a capital asset not to exceed $20,000, maximum additional unsecured debt not to exceed $200,000; maximum secured debt not related to a capital asset not to exceed $5,000, maximum judgment of $10,000; maximum ERISA event of $10,000 in one year, $20,000 in all years; we may not have a change of control; there is no limit on acquisitions, if the total adjusted leverage ratio does not exceed 2.75 and 1.00 and we must have a minimum amount of cash and unused credit of $75,000; and there is no restriction on dividends or share repurchases, if the minimum amount of cash and unused credit is $75,000.  As of September 30, 2011, we were in compliance with all covenants and remain so as of the date of this report.

Contractual Obligations.  The following table summarizes our contractual obligations at September 30, 2011, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$153,100	$25,540	$44,469	$37,047	$46,044
Purchase obligations(2)	244,951	241,482	3,066	403	—
Unrecognized tax benefits(3)	3,271	—	3,271	—	—
Total	$401,322	$267,022	$50,806	$37,450	$46,044

(1)          Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and corporate and regional offices.  The majority of other long-term liabilities on our condensed consolidated balance sheets, with the exception of our Sanuk contingent consideration liability discussed below, are related to deferred rents, of which the cash lease payments are included in operating lease obligations in this table.

(2)          Our purchase obligations consist largely of open purchase orders.  They also include promotional expenses and service contracts.  Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year.  These are outstanding open orders and not minimum purchase obligations.  Our promotional expenditures and service contracts are due periodically through 2015.  In March 2011, we entered into contracts requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories and other agents (each or collectively, a “Buyer”) must make on or before July 31, 2011. As of September 30, 2011, the remaining commitment was approximately $6,000.  In the event that a Buyer does not purchase such minimum commitments on or before July 31, 2011, we were required to make a deposit for the remaining amounts.  Such deposit shall be refundable upon receipt of payment by Buyers for such amounts. We made a deposit for the remaining commitment, and as of September 30, 2011, the deposit balance was approximately $10,000.  In July 2011, we entered into a contract requiring minimum purchase commitments of sheepskin that a Buyer is targeted to make between July 1, 2011 and January 31, 2012, with a remaining commitment of approximately $30,000 as of September 30, 2011.  We made an advance deposit of $20,000 under this contract, all of which was remaining as of September 30, 2011.  We have included the net remaining cash payments as of September 30, 2011 in this table.  Subsequent to September 30, 2011, we entered into another sheepskin agreement for a total minimum commitment of $158,000 that a Buyer is targeted to make between February 1, 2012 and July 31, 2012.  Under this contract, we will pay an advance deposit of $50,000 in two payments of $25,000, which we expect to pay in November and December 2011, respectively.  These advance deposits shall be repaid to us as Buyers purchase goods under the terms of these agreements.  All of these contracts may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments, we shall be responsible for compliance with any and all minimum purchase commitments under these contracts.  These contracts do not permit net settlement.  We expect our sheepskin purchases by third party factories supplying UGG product to us will eventually exceed these levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

In September 2011, we entered into an agreement to purchase approximately fourteen acres of land for our new headquarters facility.  As consideration for the property, we will pay an aggregate purchase price of $20,428.  The purchase price is subject to a $500 credit if the close of the escrow period occurs before December 31, 2011.

(3)          The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized.  See note 9 to our accompanying condensed consolidated financial statements.

The purchase price for the Sanuk brand also includes contingent consideration over the next five years as follows:

•                  2011 EBITDA of the Sanuk brand multiplied by ten, less the closing payment, up to maximum of $30,000;

•                  51.8% of the gross profit of the Sanuk brand in 2012, defined as total sales less the cost of sales for the business of the sellers;

•                  36.0% of gross profit of the Sanuk brand in 2013;

•                  8.0% of the product of gross profit of the Sanuk brand in 2015 multiplied by five.

There is no maximum to the contingent consideration payments for 2012, 2013, and 2015.  These payments were excluded from the table above as all conditions for the payments have not been met.  Contingent consideration payments of $84,300 were included as purchase consideration and are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of September 30, 2011.

We are currently involved in various legal claims arising from the ordinary course of business.  Management does not believe that the disposition of these matters will have a material effect on our financial position or results of operations.  In addition, we have agreed to indemnify certain licensees, distributors and promotional partners in connection with claims related to the use of our intellectual property.  The terms of such agreements range up to five years initially and generally do not provide for a limitation on the maximum potential future payments.  Management believes the likelihood of any payments is remote and would be immaterial.  We determined the risk was low based on a prior history of insignificant claims.  We are not currently involved in any indemnification matters in regards to our intellectual property.

We believe that internally generated funds, the available borrowings under our existing Credit Agreement, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to generate returns on our acquisitions of businesses, and market volatility, among others.  See Part II, Item 1A, “Risk Factors” for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Credit Agreement.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU), Presentation of Comprehensive Income, an amendment to ASC 220, Comprehensive Income, that brings US Generally Accepted Accounting Principles (GAAP) into alignment with International Financial Reporting Standards for the presentation of other comprehensive income (OCI).  Effective for us beginning January 1, 2012, the option in current GAAP that permits the presentation of OCI in the statement of changes in equity has been eliminated.  The provisions of the update provide that an entity that reports items of OCI has two options:  (1) a single statement must present the components of net income, total net income, the components of OCI, total OCI, and total comprehensive income; or (2) a two-statement approach whereby an entity must present the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of OCI, a total for OCI, and a total for comprehensive income.  The adoption of this ASU will only change the presentation of OCI on our consolidated financial statements beginning January 1, 2012.

In September 2011, the FASB issued ASU, Intangibles - Goodwill and Other, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This ASU will be effective for us beginning January 1, 2012, with early adoption permitted.  We are considering early adoption of this update, and we do not expect the adoption will have a material effect on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in LIBOR.  Our credit agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR.  At September 30, 2011, we had $45,000 of short-term borrowings under the credit agreement.  A 1.0% increase in interest rates on our current borrowings would have an immaterial impact on income before income taxes.

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses.  We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities.  Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, as discussed above, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss.  As of the date of this Quarterly Report on Form 10-Q, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

We currently utilize forward contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, for a portion of the amounts we expect to purchase and sell in foreign currencies.  As our international operations grow and we increase purchases and sales in foreign currencies, we will evaluate and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures.  We do not use foreign currency contracts for trading purposes.

Although the majority of our sales and inventory purchases are denominated in US currency, our sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured.  Our foreign currency exposure is generated primarily from our Asian and European operations.  Approximately $165,000, or 21.3%, of our total net sales during the nine months ended September 30, 2011 were denominated in foreign currencies.  As we begin to hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement translation gains and losses as a result of translating the operating results and financial positions held in foreign currencies into US dollars.  We translate monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency.  Accordingly, we translate those monetary assets and liabilities denominated in US dollars into their local currencies using the exchange rate as of the end of the reporting period, which also results in financial statement translation gains and losses.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, which may have a negative impact on our net sales and gross margins.  As of September 30, 2011, our hedging contracts had notional amounts totaling approximately $37,000.  Based upon sensitivity analysis as of September 30, 2011, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $3,700.

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin.  The supply of top grade sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required.  There have been significant increases in the price of top grade sheepskin in recent years as the demand from our competitors for this commodity has increased.  We expect a significant increase again in 2012 for this commodity.  Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, global economic conditions, and other factors which are not considered predictable or within our control.  We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices.  The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our condensed consolidated balance sheets.  In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*3.2	Restated Bylaws of Deckers Outdoor Corporation, as amended by the Board of Directors through September 12, 2011
10.1

Amendment Number Two to Second Amended and Restated Credit Agreement and Amendment Number One to LIBOR/Prime Rate Addendum, dated August 10, 2011, by and among Deckers Outdoor Corporation, TSUBO, LLC and Comerica Bank. (Exhibit 10.1 to the Registrant’s Form 8-K filed on August 15, 2011 and incorporated by reference herein)

10.2

Credit Agreement, dated as of August 30, 2011, by and among Deckers Outdoor Corporation, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, Comerica Bank and HSBC Bank USA, National Association, as Syndication Agents, and the lenders from time to time party thereto. (Exhibit 10.1 to the Registrant’s Form 8-K filed on September 6, 2011 and incorporated by reference herein)

*10.3	Purchase and Sale Agreement, dated as of September 2, 2011, by and among Deckers Outdoor Corporation and Santa Barbara Realty Development, L.L.C.
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Deckers Outdoor Corporation

Date: November 9, 2011	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)