Form 10-K
period 2011-12-31
DECKERS OUTDOOR CORP
filed 2012-02-29
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $3,255,935,670 based on the June 30, 2011 closing price of $88.14 on the NASDAQ Global Select Market on such date.

The number of shares of the registrant's Common Stock outstanding at February 15, 2012 was 38,693,544.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the registrant's 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended December 31, 2011, are incorporated by reference in Part III of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION
For the Fiscal Year Ended December 31, 2011
Table of Contents to Annual Report on Form 10-K

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This report and the information incorporated by reference in this report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We sometimes use words such as "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "project," "will" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:

  •
  our global business, growth, operating, investing, and financing strategies;

  •
  our product, distribution channel, and geographic mix;

  •
  the success of new products, new brands, and other growth initiatives;

  •
  the impact of seasonality on our operations;

  •
  expectations regarding our net sales and earnings growth and other financial metrics;

  •
  our development of worldwide distribution channels;

  •
  trends affecting our financial condition, results of operations, or cash flows;

  •
  our expectations for expansion of our retail and eCommerce capabilities;

  •
  overall global economic trends; and

  •
  reliability of overseas factory production and storage and availability of raw materials.

        We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Part I, Item 1A, "Risk Factors." In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen. You should read this report in its entirety, together with the documents that we file as exhibits to this report and the documents that we incorporate by reference in this report with the understanding that our future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements and we assume no obligation to update such forward-looking statements publicly for any reason.

PART I

        References in this Annual Report on Form 10-K to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. Ahnu®, Deckers®, MOZO®, Sanuk®, Simple®, Teva®, TSUBO®, and UGG® are some of our trademarks. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

Item 1.    Business.

        Unless otherwise specifically indicated, all amounts in Item 1. and Item 1A. herein are expressed in thousands, except for employees, share quantity, per share data, and selling prices.

General

        Deckers Outdoor Corporation was incorporated in 1975 under the laws of the State of California and, in 1993, reincorporated under the laws of the State of Delaware. We strive to be a premier lifestyle marketer that builds niche brands into global market leaders by designing and marketing innovative, functional and fashion-oriented footwear developed for both high performance outdoor activities and everyday casual lifestyle use. We believe that our footwear is distinctive and appeals broadly to men, women and children. We sell our products, including accessories such as handbags and outerwear, through quality domestic and international retailers, international distributors, and directly to end-user consumers both domestically and internationally, through our websites, call centers, retail concept stores and retail outlet stores. Our primary objective is to build our footwear lines into global lifestyle brands with market leadership positions. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort and products tailored to a variety of activities, seasons, and demographic groups. Virtually all of our products are currently manufactured by independent contractors outside of the United States (US). Our continued growth will depend upon the broadening of our products offered under each brand, the appeal of our products to our consumers, expanding domestic and international distribution, successfully opening new retail stores, increasing sales to consumers, and developing or acquiring new brands.

        In July 2008, we entered into a joint venture agreement with an affiliate of Stella International Holdings Limited ("Stella International") for the opening of retail stores and wholesale distribution for the UGG brand in China. The joint venture is owned 51% by Deckers and 49% by Stella International. Stella International is also one of our major manufacturers in China. In May 2008, we acquired 100% of the ownership interest of TSUBO, LLC, a high-end casual footwear brand. In March 2009, we acquired 100% of the ownership interest of Ahnu, Inc., an outdoor performance and lifestyle footwear brand. In September 2009, we began to reacquire our international distribution rights, beginning in Japan. In January 2010, we acquired certain assets and liabilities, including reacquisition of our distribution rights, from our Teva distributor that sold to retailers in Belgium, the Netherlands, and Luxemburg (Benelux) as well as France. In September 2010, we purchased a portion of a privately held footwear company as an equity method investment. In January 2011, we acquired certain assets from our UGG, Teva, and Simple brands distributor that sold to retailers in the United Kingdom (UK) and from our UGG and Simple brands distributor that sold to retailers in Benelux and France. The distribution rights in these regions reverted back to us on December 31, 2010 upon the expiration of the distribution agreements. On May 19, 2011, we entered into an asset purchase agreement with Sanuk USA LLC, C&C Partners, Ltd., and the equity holders of both entities (collectively referred to as "Sanuk" or the "Sanuk brand"). On July 1, 2011, we completed the acquisition of the purchased assets and the assumption of the assumed liabilities of the Sanuk brand. Our consolidated financial statements include the operations of Sanuk beginning July 1, 2011.

Products

        We market our products primarily under three proprietary brands:

        UGG®.    UGG Australia is our luxury comfort brand and the category creator for luxury sheepskin footwear. The UGG brand has enjoyed several years of strong growth and positive end-user consumer reception, driven by consistent introductions of new styles in the fall and spring seasons, as well as year-round styles. We have also strategically expanded our geographic distribution as well as our consumer base with more men's products. Additionally, we have broadened the brand into additional product categories beyond footwear, such as handbags, apparel, and cold weather accessories. We carefully manage the distribution of our UGG products within higher-end specialty and department store retailers in order to best reach our target consumers, preserve the UGG brand's retail channel positioning and maintain the UGG brand's position as a mid- to upper-price luxury brand.

        In recent years, sales of UGG products have benefited from significant national media attention and celebrity endorsement through our marketing programs and product placement activities, raising the profile of our UGG brand as a luxury comfort brand. We have further supported the UGG brand's market positioning by expanding the selection of styles available in order to build consumer interest in our UGG brand collection. We also remain committed to limiting distribution of UGG products to higher-end retail channels.

        Teva®.    Teva is our outdoor performance and lifestyle brand and pioneer of the sport sandal market. We have expanded the Teva product line over time to include open and closed-toe outdoor lifestyle footwear, as well as additional outdoor performance footwear, including multi-sport shoes, light hiking shoes, amphibious footwear, and rugged outdoor travel shoes.

        In recent years, we have focused on regaining our leadership position in the performance sandal market, while broadening our performance platform to include other outdoor activities such as multi-sport, light hiking, and freestyle mountain bike riding to lessen our overall reliance on sandal sales, while bringing youthfulness back to the brand through contemporary designs, colors, and materials. Throughout 2010 and 2011, we have continued to expand our closed-toe offering in both performance and lifestyle outdoor footwear. This includes a closed-toe line extension of our popular Mush™ flip flop collection, as well as a line of insulated outdoor boots.

        Sanuk®.    Sanuk is our action sport footwear brand rooted in the surf community. The Sanuk brand's offerings include the patented SIDEWALK SURFERS® shoe which effectively introduced the deconstructed footwear movement, the Fraid Not™ sandal collection, and the Yoga Mat sandal made from yoga mat material. The brand has a history of innovation, product invention, foot-friendly comfort, and clever branding.

        In recent years, Sanuk products have been twice recognized at the Surf Industry Manufacturers Association (SIMA) Image Awards as the 2007 and 2010 Footwear Product of the Year. The brand's SIDEWALK SURFERS are marketed through the "THESE ARE NOT SHOES, THEY'RE SANDALS®" campaign, in reference to its patented sandal construction, which allows the consumers feet to bend and flex in natural comfort. We plan to continue to build on the Sanuk brand's authentic position in the surf and outdoor markets through its relationships with prominent professional athletes, including surfers, bouldering athletes, and rock climbers, known as much for their unique personal styles and charisma as for their specialized talents.

        In addition to our primary brands, our other brands include TSUBO, a line of high-end casual footwear that incorporates style, function, and maximum comfort; Ahnu, a line of outdoor performance and lifestyle footwear; MOZO, a line of footwear that combines running shoe technology with work shoe toughness for individuals that spend long hours working on their feet; and Simple, a line for which we ceased distribution effective December 31, 2011.

Sales and Distribution

        At the wholesale level, we distribute our products in the US through a dedicated network of independent sales representatives, as well as through employee sales representatives who serve as territory representatives or key account executives for several of our largest customers. Our sales representatives are organized geographically and by brand and visit retail stores to communicate the features, styling, and technology of our products. In addition to our wholesale business, we also sell products directly to consumers through our websites and retail stores. Our brands are generally advertised and promoted through a variety of consumer media campaigns. We benefit from editorial coverage in both consumer and trade publications. Each brand's dedicated marketing team works closely with targeted accounts to maximize advertising and promotional effectiveness. We also manage brand marketing on a global basis to ensure consistent consumer communications in all regions and channels. We determine our global communication plans based on brand strategies, consumer insights, and return on investment measures.

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

        Internationally, we distribute our products through independent distributors and retailers in many countries, including countries throughout Europe, Asia Pacific, Canada, and Latin America, among others. In addition, as we do in the US, in certain countries, we sell products directly to international consumers through our websites and our retail stores, including retail stores with our joint venture partner in China. For our wholesale and direct to consumer businesses, we operate distribution centers in certain international locations and utilize third-party distribution companies in other countries. We may also work with trading companies for importation, as needed. Our principal wholesale customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers, shoe stores, and online retailers. In 2011, we continued to assume the distribution rights from certain international distributors and sold directly to retailers in those regions. We plan to selectively continue distributor conversions in the future.

        Our five largest customers accounted for approximately 24.0% of our net sales for 2011, compared to 28.9% for 2010. No single customer accounted for greater than 10% of our consolidated net sales in 2011. One customer, Nordstrom, accounted for greater than 10% of our consolidated net sales in 2010, with the majority of those being related to our UGG segment.

        UGG.    We sell our UGG footwear and accessories primarily through higher-end department stores such as Nordstrom, Neiman Marcus and Bloomingdale's, as well as independent specialty retailers such as Journey's and David Z., and internet customers such as Zappos.com. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who seeks out the fashion and functional elements of our UGG products.

        Teva.    We sell our Teva footwear primarily through specialty outdoor and sporting goods retailers such as REI, L.L. Bean, Dick's Sporting Goods, and The Sports Authority as well as on-line retailers such as Zappos.com. We believe these retail channels are the first choice for athletes, outdoor enthusiasts, and adventurers seeking technical and performance-oriented outdoor footwear. Furthermore, we believe that retailers who appreciate and can fully market the technical attributes of our performance products to the consumer are best equipped to sell our Teva footwear.

        Sanuk.    We sell our Sanuk footwear primarily through independent action sports retailers including specialty surf and skate shops, outdoor retailers such as REI, EMS, and Bass Pro, specialty retailers including Fred Segal and Nordstrom, and larger national chains including Journeys, Dillards, and The Buckle. We believe these retailers showcase the brand's creativity, fun, and comfort and allow us to effectively reach our target consumers for this brand.

        Other brands.    Our other brands are sold throughout the world primarily at better department stores, outdoor specialty accounts, independent specialty retailers, and with online retailers that support our brand ideals of comfort, style, and quality. Key accounts of our other brands include Nordstrom, Dillard's, Hanigs, REI, and Zappos.com.

        eCommerce.    Our eCommerce business enables us to interact and reinforce our relationships with the consumer. We operate our eCommerce business primarily through the Uggaustralia.com, Teva.com, Sanuk.com, Tsubo.com, Ahnu.com, and Mozoshoes.com websites. Our websites support the brands' marketing goals and drive offline sales by educating our consumers about our brands and products and also directing consumers to retailers that carry our brands, including our own retail stores. We have expanded our international capabilities by developing sites to service certain international markets. These sites are translated into the local language, provide product through local distribution centers and price the products in the consumers' local currency. In 2011, we launched sites in the UK, Netherlands, France, Japan, and Canada. Our eCommerce business has offices in Flagstaff, Arizona; Richmond, England; and Tokyo, Japan. In order to reduce the cost of order fulfillment, minimize out of stock positions, and further leverage our distributions centers' operations, order fulfillment is performed by our distribution centers in California, the UK, Canada, and Japan. Products sold through our eCommerce business are sold at prices which approximate retail prices, enabling us to capture the full retail margin on each direct to consumer transaction.

        Retail Stores.    Our retail stores include company-owned stores as well as stores owned with our joint venture partner in China. Our retail store business allows us to directly reach our consumers and meet the growing demand for our products. In addition, our UGG Australia concept stores allow us to showcase the entire lines for spring and fall; whereas, most retailers do not carry our full line. In 2011, we opened one store in the US and seventeen internationally. As of December 31, 2011, we had a total of 34 UGG Australia concept stores and 11 retail outlet stores worldwide. Products sold through our concept stores are sold at our suggested retail prices, enabling us to capture the full retail margin on each direct to consumer transaction. The outlet stores sell some of our discontinued styles from the previous season, plus products made specifically for the outlet stores. During 2012, we plan to open additional retail stores in the US and internationally.

Product Design and Development

        The design and product development staff for each of our brands creates new innovative footwear products that combine our standards of high quality, comfort, and functionality. The design function for all of our brands is performed by a combination of our internal design and development staff plus outside freelance designers. By utilizing outside designers, we believe we are able to review a variety of different design perspectives on a cost-efficient basis and anticipate color and style trends more quickly. Refer to Note 1 to our accompanying consolidated financial statements for a discussion of our research and development costs for the last three years.

        In order to ensure quality, consistency, and efficiency in our design and product development process, we continually evaluate the availability and cost of raw materials, the capabilities and capacity of our independent contract manufacturers, and the target retail price of new models and lines. The design and development staff works closely with brand management to develop new styles of footwear and accessories for our various product lines. We develop detailed drawings and prototypes of our new products to aid in conceptualization and to ensure our contemplated new products meet the standards for innovation and performance that our consumers demand. Throughout the development process, we have multiple design and development reviews, which we then coordinate with our independent manufacturers. This ensures that we are addressing the needs of our consumers and are working toward a common goal of developing and producing a high quality product to be delivered on a timely basis.

Manufacturing

        We do not manufacture our products; we outsource the production of our brand footwear to independent manufacturers primarily in China. During 2009, we began to diversify our manufacturing locations by outsourcing a limited amount of production to manufacturers in Vietnam, and in 2010 and 2011 increased this production volume while also opening manufacturing locations in 2011 in the US and

Latin America. We require our independent contract manufacturers and designated suppliers to adopt our Supplier Code of Conduct, which specifies that they comply with all local laws and regulations governing human rights, working conditions, and environmental compliance before we are willing to conduct business with them. Our Supplier Code of Conduct applies to all of our manufacturers, distributors, vendors, and other independent contractors. We also require our manufacturing partners to comply with our Ethical Supply Chain guidelines and Restricted Substances policy as a condition of doing business with our company. We require our licensees to demand the same from their contract factories and suppliers. We have no long-term contracts with our manufacturers. As we grow, we expect to continue to rely exclusively on independent manufacturers for our sourcing needs.

        The production of footwear by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. We maintain an on-site supervisory office in Pan Yu City, China that serves as local links to our independent manufacturers, enabling us to carefully monitor the production process from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement. To ensure the production of high quality products, the majority of the materials and components used in production of our products by these independent manufacturers are purchased from independent suppliers designated by us. Excluding sheepskin, we believe that substantially all the various raw materials and components used in the manufacture of our footwear, including rubber, leather, and nylon webbing are generally available from multiple sources at competitive prices. We generally outsource our manufacturing requirements on the basis of individual purchase orders or short-term purchase commitments rather than maintaining long-term purchase commitments with our independent manufacturers.

        At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their skins for our products primarily from Australia, Europe, and the US. We maintain constant communication with the tanneries to monitor the supply of sufficient high quality sheepskin available for our projected UGG brand production. To ensure adequate supplies for our manufacturers, we forecast our usage of sheepskin in advance at a forward price. We believe current supplies are sufficient to meet our needs in the near future, but we continue to investigate our options to accommodate any unexpected future growth.

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

Patents and Trademarks

        We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying the Company, and in distinguishing our goods from the goods of others. We currently hold trademark registrations for UGG, Teva, Sanuk, Simple, TSUBO, Ahnu, MOZO, and other marks in the US and in many other countries, including the countries of the European Union, Canada, China, Japan and Korea. We now hold more than 150 utility and design patent registrations in the US and abroad and have filed more than 15 new patent applications which are currently pending. These patents expire at various times; US patents that are registered this year will remain valid to 2026 for design patents and to 2032 for utility patents. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties. No single patent is critical to our business, and no group of patents expiring in the same year is critical to our business.

Seasonality

        Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth calendar quarters and the highest percentage of Teva and Sanuk brand net sales occurring in the first and second calendar quarters of each year. Our financial results include the Sanuk brand beginning July 1, 2011. Our total net sales in the last half of the year have exceeded that for the first half of the year, and we expect this trend to continue. Our other brands do not have a significant seasonal impact on our business. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors." For further discussion on our working capital and inventory management, see Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Backlog

        Historically, we have encouraged our wholesale and distributor customers to place, and we have received, a significant portion of orders as preseason orders, generally four to eight months prior to shipment date. We provide customers with price incentives, and in certain cases extended payment terms, to participate in such preseason programs to enable us to better plan our production schedule, inventory and shipping needs. Unfilled customer orders as of any date, which we refer to as backlog, represent orders scheduled to be shipped at a future date, which can be cancelled prior to shipment. The backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule, and the timing of product shipments as well as variations in the quarter-to-quarter and year-to-year preseason incentive programs. The mix of future and immediate delivery orders can vary significantly from quarter-to-quarter and year-to-year. As a result, comparisons of the backlog from period-to-period may be misleading.

        At December 31, 2011, our backlog of orders from our wholesale customers and distributors was approximately $387,000 compared to approximately $336,000 at December 31, 2010. Our 2011 backlog includes the Sanuk brand, which we did not have in 2010. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2012. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year for several reasons. Backlog only relates to wholesale and distributor orders for the next season and current season fill-in orders and excludes potential sales in our eCommerce business and retail stores during the year. Backlog also is affected by the timing of customers' orders and product availability.

Competition

        The casual, outdoor, athletic, fashion, and formal footwear markets are highly competitive. Our competitors include athletic and footwear companies, branded apparel companies, and retailers with their own private labels. Although the footwear industry is fragmented to a certain degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, access to offshore manufacturing has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear and accessory industries. Due to the popularity of our UGG products, we face increasing competition from a significant number of competitors selling imitation products.

        Our footwear lines compete primarily on the basis of brand recognition and authenticity, product quality and design, functionality, performance, comfort, fashion appeal, and price. Our ability to successfully compete depends on our ability to:

  •
  shape and stimulate consumer tastes and preferences by offering innovative, attractive, and exciting products;

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

Employees

        At December 31, 2011, we employed approximately 1,900 employees in the US, Europe, and Asia, none of whom were represented by a union. This figure includes approximately 1,000 employees in our retail stores worldwide, which includes part-time and seasonal employees. The large increase in employees during the year was primarily related to increased selling, general and administration headcount commensurate with our growth. We intend to increase our employee count further in 2012 primarily related to retail stores and our other expansion initiatives. We believe our relationships with our employees are good.

Financial Information about Segments and Geographic Areas

        Our six reportable business segments include the strategic business units responsible for the worldwide operations of our brands' (UGG, Teva, Sanuk and other brands) wholesale divisions, as well as our eCommerce and retail store businesses. The majority of our sales and long-lived assets are in the US. Refer to Note 10 to our accompanying consolidated financial statements for further discussion of our business segment data. Refer to Item 1A of this Part I for a discussion of the risks related to our foreign operations.

        Compliance with federal, state, and local environmental regulations has not had, nor is it expected to have, any material effect on our capital expenditures, earnings, or competitive position based on information and circumstances known to us at this time.

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

Item 1A.    Risk Factors.

        Our short and long-term success is subject to many factors beyond our control. Stockholders and potential stockholders should carefully consider the following risk factors related to our company as well as general investor risks, in addition to the other information contained in this report and the information incorporated by reference in this report. If any of the following risks occur, our business, financial condition or results of operations could be adversely affected. In that case, the value of our common stock could decline and stockholders and potential stockholders may lose all or part of their investment. Please also see the section entitled "Special Note on Forward-Looking Statements"on page 2 of this Annual Report on Form 10-K.

         The recent financial crisis and current economic uncertainty may adversely affect our financial condition and results of operations.

        The recent economic recession and continuing economic uncertainty have affected, and will likely continue to affect consumer spending generally and the buying habits and preferences of our customers and end-user consumers in particular. A significant portion of the products we sell, especially those sold under the UGG Australia brand, are considered to be luxury retail products. The purchase of these products by consumers is largely discretionary, and is therefore highly dependent upon the level of consumer spending, particularly among affluent consumers. Sales of these products may be adversely affected by a continuation or worsening of recent economic conditions, increases in consumer debt levels, uncertainties regarding future economic prospects, or a decline in consumer confidence. During an actual or perceived economic downturn, fewer consumers may shop for our products and those who do shop may limit the amounts of their purchases. As a result, we could be required to reduce the price we can charge for our products or increase our marketing and promotional expenses in response to lower than anticipated levels of demand for our products. In either case, these changes, or other similar changes in our marketing strategy, would reduce our revenues and profit margins and could have a material adverse effect on our financial condition and results of operations.

        We sell the majority of our products through higher-end specialty and department store retailers. These retailer customers may be impacted by continuing economic uncertainty, reduced customer demand for luxury products, and a significant decrease in available credit. If reduced consumer spending, lower demand for luxury products, or credit pressures result in financial difficulties or insolvency for these customers, it would adversely impact our estimated allowances and reserves as well as our overall financial results. Also, economic factors such as increased transportation costs, inflation, higher costs of labor, and higher insurance and healthcare costs may increase our cost of sales and our operating expenses, and otherwise adversely affect our financial condition, results of operations, and cash flows. Our business, access to credit, and trading price of common stock could be materially and adversely affected if the current economic conditions do not improve or worsen.

         Our financial success is influenced by the success of our customers.

        Much of our financial success is directly related to the success of our retailers and distributor partners to market and sell our brands through to the consumer. If a retailer fails to meet annual sales goals, it may be difficult to locate an acceptable substitute retailer. If a distributor fails to meet annual sales goals, it may be difficult and costly to either locate an acceptable substitute distributor or convert to a wholesale direct model. If a change becomes necessary, we may experience increased costs, loss of customers, increased credit risk, and increased inventory risk, as well as substantial disruption to operations and a potential loss of sales.

        We currently do not have long-term contracts with any of our retailers. We do have contracts with our distributors with terms ranging up to five-years, however, while these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase product. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our wholesale customers. We use the timing of delivery dates in our wholesale customer orders to forecast our sales and earnings for future periods. If any of our major customers, including independent distributors, experience a significant downturn in business or fail to remain committed to our products or brands, then these customers could postpone, reduce, or discontinue purchases from us. As a result, we could experience a decline in sales or gross margins, write downs of excess inventory, increased discounts or extended credit terms to our customers, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and our common stock price.

        Our five largest customers accounted for approximately 24.0% of worldwide net sales in 2011 and 28.9% of worldwide net sales in 2010. Any loss of a key customer, the financial collapse or bankruptcy of a key customer, or a significant reduction in purchases from a key customer could have a material adverse effect on our business, results of operations, and financial condition.

         Failure to adequately protect our trademarks, patents, and other intellectual property rights or deter counterfeiting could diminish the value of our brands and reduce sales.

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

        Similarly, from time to time, we may need to defend against claims that the word "ugg" is a generic term and that "UGG Australia" should not be registered as a trademark. Such a claim was successful in Australia, but such claims have been rejected by courts in the United States and in the Netherlands. Any decision or settlement in any of these matters that prevents trademark protection of the "UGG Australia" brand in our major markets, or that allows a third party to continue to use our brand trademarks in connection with the sale of products similar to our products, or to continue to manufacture or distribute counterfeit products could result in intensified commercial competition and could have a material adverse effect on our results of operations and financial condition.

        From time to time, we discover counterfeit products in the marketplace that infringe upon our intellectual property rights. If we are unsuccessful in challenging a third party's products on the basis of patent, trademark and trade dress rights, particularly in some foreign countries, this could adversely affect our continued sales, financial condition, and results of operation. If our brands are associated with infringers' or competitors' inferior products, this could also adversely affect the integrity of our brands.

         If raw materials do not meet our specifications, or experience price increases or shortages, we could realize interruptions in manufacturing, increased costs, higher product return rates, a loss of sales, or a reduction in our gross margins.

        We depend on a limited number of key sources for certain raw materials. For sheepskin, the raw material used in a significant portion of our UGG products, we rely on two tanneries. Both the top grade twinface and other grades of sheepskin used in UGG products are in high demand and limited supply. Furthermore, our unique sheepskin needs require certain types of sheepskin that may only be found in certain geographic locations and tanneries with sufficient expertise and capacity to deliver sheepskin which meets our specifications. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside our control. For example, if the price of wool increases, sheep herders may choose not to harvest their sheep and instead choose to shear their sheep for wool, thus decreasing the supply of sheepskin. Sheepskin is also a by-product of the food industry and is therefore dependent upon the demand by the food industry, which has generally been decreasing thus leading to an overall reduction in the number of sheep available. The potential inability to obtain sheepskin and other raw materials could impair our ability to meet our production requirements and could lead to inventory shortages, which can result in lost sales, delays in shipments to customers, strain on our relationships with customers, and diminished brand loyalty. There have also been significant increases in the prices of sheepskin as the demand from competitors for this material has increased and supply of sheep has decreased. We experienced a 27% increase in sheepskin costs in 2011 and expect an additional 40% increase in 2012. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts. Any price increases in key raw materials will likely raise our costs and decrease our profitability unless we are able to commensurately increase our selling prices and implement other cost savings measures.

        In addition, our sheepskin suppliers warehouse their inventory at a limited number of facilities in China, the loss of any of which due to natural disasters and other adverse events would likely result in shortages of sheepskin leading to delays in the production of our products and could result in a loss of sales and earnings.

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

        Our retail segment has grown substantially in both net sales and total assets during the past year, and we intend to rapidly expand this segment in the future. We have entered into significant long-term leases for many of our retail locations. Global store openings involve substantial investments, including constructing leasehold improvements, furniture and fixtures, equipment, information systems, inventory, and personnel. In addition, since certain of our retail store costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. Due to the high fixed cost structure associated with the retail segment, negative cash flows or the closure of a store could result in significant write-downs of inventory, severance costs, lease termination costs, impairment losses on long-lived assets, or loss of our working capital, which could adversely impact our financial position, results of operations, or cash flows.

        In addition, from time to time we license the right to operate retail stores for our brands to third parties, including our independent distributors. We provide training to support these stores, and set and monitor operational standards. However, the quality of these store operations may decline due to the failure of these third parties to operate the stores in a manner consistent with our standards, which could harm their sales and as a result harm our results of operations or cause our brand image to suffer.

         If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have difficulty filling our customers' orders.

        Because the footwear industry has relatively long lead times for design and production, we must plan our production tooling and projected volumes many months before consumer tastes become apparent. The footwear and fashion industry is subject to rapid changes in consumer preferences, as well as the effects of weather, general market conditions, competition, and other factors affecting demand. A large number of models, colors, and sizes in our product lines can increase these risks. As a result, we may fail to accurately forecast styles, colors, and features that will be in demand. If we overestimate demand for any products or styles, we may be forced to incur higher markdowns or sell excess inventories at reduced prices resulting in lower, or negative, gross margins.

         Our success depends on our ability to anticipate fashion trends.

        Our success depends largely on the continued strength of our brands, on our ability to anticipate, understand, and react to the rapidly changing fashion tastes of footwear, apparel, and accessory consumers and to provide appealing merchandise in a timely and cost effective manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We are also dependent on consumer receptivity to our products and marketing strategy. There can be no assurance that consumers will continue to prefer our brands or that we will (1) respond quickly enough to changes in consumer preferences, (2) market our products successfully, or (3) successfully introduce acceptable new models and styles of footwear or accessories to our target consumer. Achieving market acceptance for new products also likely will require us to exert substantial product development and marketing efforts and expend significant funds to attract consumers. A failure to introduce new products that gain market acceptance or maintain market share with our current products would erode our competitive position, which would reduce our profits and could adversely affect the image of our brands, resulting in long-term harm to our business.

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

        As part of our growth strategy, we seek to enhance the positioning of our brands, extend our brands into complementary product categories and markets, partner with or acquire compatible companies or brands, expand geographically, increase our retail presence, and improve our operational performance. We continue to expand the nature and scope of our operations considerably, including significantly increasing the number of our employees worldwide. We anticipate that substantial further expansion will be required to realize our growth potential and new market opportunities.

        We are growing globally through our retail, eCommerce, wholesale, and distributor channels. In addition, as part of our international growth strategy, we intend to continue to transition from third-party distribution to direct distribution through wholly-owned subsidiaries. Implementing our growth strategies, or failure to effectively execute them, could affect near term revenues from the postponement of sales recognition to future periods, our rate of growth or profitability, which in turn could have a negative effect on the value of our common stock. In addition, our growth initiatives could:

  •
  increase our working capital needs beyond our capacity;

  •
  increase costs if we fail to successfully integrate a newly acquired business or achieve expected cost savings;

  •
  result in impairment charges related to acquired businesses;

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

        We conducted our annual impairment tests of goodwill and other intangible assets for 2011, 2010, and 2009. In addition, we conducted interim impairment evaluations when impairment indicators arose. In 2011, 2010, and 2009, we did not recognize any material impairment charges on our goodwill and other intangible assets.

        If any brand's product sales or operating margins decline to a point that the fair value falls below its carrying value, we may be required to write down the related intangible assets. These or other related declines could cause us to incur additional impairment losses, which could materially affect our consolidated financial statements and results of operations. The value of our trademarks is highly dependent on forecasted revenues and earnings before interest and taxes for our brands, as well as derived discount and royalty rates. In addition, the valuation of intangible assets is subject to a high degree of judgment and complexity. We may also decide to discontinue a brand which would result in the write down of all related intangible assets. The balances of goodwill and nonamortizable intangibles by brand are as follows:

	As of December 31, 2011
	UGG	Teva	Sanuk	Total
Trademarks	$154	$15,301	$—	$15,455
Goodwill	6,101	—	113,944	120,045

Total nonamortizable intangibles	$6,255	$15,301	$113,944	$135,500

         Because we depend on independent manufacturers, we face challenges in maintaining a continuous supply of finished goods that meet our quality standards.

        Most of our production is performed by a limited number of independent manufacturers in China. We depend on these manufacturers' ability to finance the production of goods ordered and to maintain manufacturing capacity, and store completed goods in a safe and sound location pending shipment. We do not possess direct control over either the independent manufacturers or their materials suppliers, so we may be unable to obtain timely and continuous delivery of acceptable products. In addition, while we do have long standing relationships with most of our factories, we currently do not have long-term contracts with these independent manufacturers, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of acceptable quality and competitively priced products from our independent manufacturers. If there is an interruption, we may not be able to substitute suitable alternative manufacturers to provide products or services of a comparable quality at an acceptable price or on a timely basis. If a change in our independent manufacturers becomes necessary, we would likely experience increased costs as well as substantial disruption of our business, which could result in a loss of sales and earnings.

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

        Most of our independent manufacturers are in China and Vietnam, with the vast majority of production performed by a limited number of manufacturers in China. Foreign manufacturing is subject to numerous risks, including the following:

  •
  tariffs, import and export controls, and other non-tariff barriers such as quotas and local content rules on raw materials and finished products, including the potential threat of anti-dumping duties and quotas;

  •
  increasing transportation costs;

  •
  poor infrastructure and shortages of equipment, which can disrupt transportation and utilities;

  •
  restrictions on the transfer of funds;

  •
  changing economic conditions;

  •
  violations or changes in governmental policies and regulations including labor, safety, and environmental regulations in China, Vietnam, the US, and elsewhere;

  •
  refusal to adopt or comply with our Supplier Code of Conduct and Restricted Substances Policy;

  •
  customary business traditions in China and Vietnam such as local holidays, which are traditionally accompanied by high levels of turnover in the factories;

  •
  labor unrest, which can lead to work stoppages and interruptions in transportation or supply;

  •
  delays during shipping, at the port of entry or at the port of departure;

  •
  political instability, which can interrupt commerce;

  •
  use of unauthorized or prohibited materials or reclassification of materials;

  •
  expropriation and nationalization; and

  •
  adverse changes in consumer perception of goods, trade, or political relations with China and Vietnam.

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

        In addition, the costs of production and transportation of our products can increase as petroleum and other energy prices rise, or demand for ocean containers or other means of transportation exceed existing supply.

         We conduct business outside the US, which exposes us to foreign currency, global liquidity, and other risks.

        The state of the global economy continues to influence the level of consumer spending for discretionary items. This affects our business as it is highly dependent on consumer demand for our products. The current political and economic environments in certain countries in Europe have resulted in significant macroeconomic risks, including high rates of unemployment, high fuel prices, and continued global economic uncertainty largely precipitated by the European debt crisis.

        We operate on a global basis, with approximately 31.4% of our net sales for the year ended December 31, 2011 from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies become more material and subject to currency fluctuations and global credit markets. A significant portion of our international operating expenses are paid in local currencies. Also, our foreign distributors sell in local currencies, which impacts the price to foreign consumers. Effective January 1, 2011, our business changed such that certain of our subsidiaries' functional currency designations changed from US dollars to the local currencies. We currently utilize forward contracts or other derivative instruments for the amounts we expect to purchase and sell in foreign currencies to mitigate exposure to fluctuations in the foreign currency exchange rate. As we continue to expand international operations and increase purchases and sales in foreign currencies, we will evaluate and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. Our hedging strategies depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Therefore, our hedging strategies may be ineffective. Future changes in foreign currency exchange rates and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, profit margins, or results of operations, when converted to US dollars. In addition, the failure of financial institutions that underwrite our derivative contracts may negate our efforts to hedge our foreign currency exposures and result in material foreign currency or contract losses. Foreign currency hedging activities, transactions, or translations could materially impact our consolidated financial statements.

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

  •
  key wholesale and distributor customers cannot place or receive orders;

  •
  eCommerce customer orders may not be received or fulfilled;

  •
  confidential information about our customers may be misappropriated or lost damaging our reputation and customer relationships;

  •
  we are exposed to unanticipated liabilities; or

  •
  carriers cannot ship or unload shipments.

        These interruptions to key business processes could have a material adverse effect on our business and operations and result in lost sales and reduced earnings.

        We rely on our information management, internet cloud providers, and other enterprise resource planning systems to operate our business, prepare forecasts and track our operating results. Our information management and enterprise planning systems will require modification and refinement as we grow and our business needs change. We may experience difficulties in transitioning to new or upgraded information technology systems, including loss of data, unreliable data, and decreases in productivity as our personnel become familiar with the new systems. If we experience a significant system failure or if we are unable to competitively modify our information management systems to respond to changes in our business needs, then our ability to properly run our business and report financial results could be adversely affected.

        The loss of the services and expertise of any key employee could also harm our business. Our future success depends on our ability to identify, attract, and retain qualified personnel on a timely basis.

         We may not be able to attract or retain highly capable employees who can achieve our strategic goals and objectives.

        Our future success depends on our ability to identify, attract, and retain qualified personnel on a timely basis. The loss of the services and expertise of any key employee could also harm our business through business process interruptions, loss of institutional knowledge, and recruitment and training costs.

         We could be adversely affected by the loss of our warehouses.

        The warehousing of our inventory is located at a limited number of self-managed domestic facilities and self-managed and third party managed international facilities, the loss of any of which could adversely impact our sales, business performance, and operating results. In addition, we could face a significant disruption in our domestic distribution center operations if our automated pick module does not perform as anticipated or ceases to function for an extended period.

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

  •
  inability to successfully import into a country;

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

        We cannot predict whether future domestic laws, regulations or trade remedy actions or international agreements may impose additional duties or other restrictions on the importation of products from one or more of our sourcing venues. Such changes could increase the cost of our products, require us to withdraw from certain restricted markets, or change our business methods and could make it difficult to obtain products of our customary quality at a competitive price. Meanwhile, the continued negotiation of bilateral and multilateral free trade agreements by the US and our other market countries with countries other than our principal sourcing venues may stimulate competition from manufacturers in these other sourcing venues, which now export, or may seek to export, footwear and accessories to our target markets at preferred rates of duty, which may have an effect on our sales and operations.

        Additionally, the increased threat of terrorist activity and law enforcement responses to this threat have required greater levels of inspection of imported goods and have caused delays in bringing imported goods to market. Any tightening of security procedures, for example, in the aftermath of a terrorist incident, could worsen these delays and increase our costs.

         The investment of our substantial cash and cash equivalents are subject to risks, which may cause losses and affect the liquidity of these investments.

        A portion of our cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we regularly monitor the cash balances in our operating accounts and adjust the balances as appropriate, these cash balances could lose value or become inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

        The remainder of our cash and cash equivalents is invested in funds managed by third party investment management institutions. These investments include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. While we do not hold any investments whose value is directly correlated to mortgage debt, investment risk has been and may further be exacerbated by US mortgage defaults and credit and liquidity issues, which have affected various sectors of the financial markets. To date, we have experienced no material loss or lack of access to our cash and cash equivalents. However, we can provide no assurance that access to our cash and cash equivalents, or their earning potential, will not be impacted by adverse conditions in the financial markets. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity, and financial condition.

         The tax laws applicable to our business are very complicated and we may be subject to additional income tax liabilities as a result of audits by various taxing authorities or changes in tax laws applicable to our business.

        We conduct our operations through subsidiaries in several countries including the US, the UK, Japan, China, Hong Kong, the Netherlands, Bermuda, France, and Canada. As a result, we are subject to tax laws and regulations in each of those jurisdictions, and to tax treaties between the US and other nations. These tax laws are highly complex, and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes.

        We are subject to audits in each of the various jurisdictions where we conduct business, and any of these jurisdictions may assess additional income taxes against us as a result of their audits. Although we believe our tax estimates are reasonable, and we undertake to prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the periods for which that determination is made and may require a restatement of prior financial reports at a material cost. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments. See Note 5 of our accompanying consolidated financial statements for discussion of our pending Internal Revenue Service (IRS) audit.

        We are also subject to constant changes in tax laws, regulations and treaties in and between the nations in which we operate. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, including those in and involving the US, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. It is possible that tax proposals could result in changes to the existing US tax laws that affect us. We are unable to predict whether any proposals will ultimately be enacted. Any such changes could increase our income tax liability and adversely affect our net income and long term effective tax rates.

         We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

        The footwear industry is highly competitive, and many new competitors have entered into the marketplace. Additionally, we have experienced increased competition from established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear and accessory markets. Our competitors include athletic and footwear companies, branded apparel companies, and retailers with their own private labels. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production, and develop new products more quickly. In addition, access to offshore manufacturing has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear and accessory industries.

        Additionally, efforts by our competitors to dispose of their excess inventories may significantly reduce prices that we can expect to receive for the sale of our competing products and may cause our consumers to shift their purchases away from our products. If we fail to compete successfully in the future, our sales and earnings will decline, as will the value of our business, financial condition, and common stock price.

         Our common stock price has been volatile, which could result in substantial losses for stockholders.

        Our common stock is traded on the NASDAQ Global Select Market. While our average daily trading volume for the 52-week period ended February 15, 2012 was approximately 1,386,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing prices of our common stock, as reported by the NASDAQ Global Select Market, have ranged from $73.28 to $117.66 for the 52-week period ended February 15, 2012. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters is located in Goleta, California. We have two US distribution centers, both in California, and an international distribution center in the Netherlands. Our eCommerce operations are in Arizona, England, and Japan. We also have an office in China to oversee the quality and manufacturing standards of our products, an office in Macau to coordinate logistics, an office in Hong Kong to coordinate sales and marketing efforts, and offices in the UK and the Netherlands to oversee European operations and administration. As of December 31, 2011, we had nineteen retail stores in the US ranging from approximately 2,000 to 7,000 square feet. Internationally, we had fifteen Company-owned retail stores in the UK, Japan, and Canada and eleven jointly-owned retail stores in China. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers. We also utilize third-party managed distribution centers in certain international countries. We lease, rather than own, our facilities from unrelated parties. In 2011, we purchased approximately fourteen acres of land to build a new corporate headquarters in Goleta, California. We expect the construction of the headquarters to be completed in 2013. With the exception of our eCommerce and retail store facilities, our facilities are attributable to multiple segments of our business and are not allocated to the reportable segments. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations. We may utilize additional third-party managed distribution centers internationally, as we continue converting selective international distributor businesses into wholesale businesses.

        The following table reflects the location, use, segment, and approximate size of our significant physical properties:

Facility Location	Description	Business Segment	Approximate Square Footage
Camarillo, California	Warehouse Facility	unallocated	723,000
Goleta, California	Corporate Offices	unallocated	66,000

Item 3.    Legal Proceedings.

        We are involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of our business, including proceedings to protect our intellectual property rights.

        As part of our policing program for our intellectual property rights, from time to time, we file lawsuits in the US and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution, and state or foreign law claims. At any given point in time, we may have a number of such actions pending. These actions often result in seizure of counterfeit merchandise or out of court settlements with defendants or both. From time to time, we are subject to claims where plaintiffs will raise, or defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual properties, including our trademark registration for UGG Australia. We also are aware of many instances throughout the world in which a third party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva, UGG, and Sanuk products.

        We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or consolidated financial statements.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "DECK."

        In May 2010, we announced a three-for-one split of our outstanding shares of common stock. As a result of the stock split, stockholders received two additional shares of our common stock, in the form of a stock dividend, for every share of our common stock held on June 17, 2010, the record date for the stock split. The common stock was distributed to stockholders after the close of trading on the NASDAQ Global Select Market on July 2, 2010, by our transfer agent BNY Mellon Shareholder Services. The common stock began trading on a post-split basis on the NASDAQ Global Select Market at the opening of trading on July 6, 2010. All applicable share and per share information in this Item 5 has been adjusted retrospectively for the three-for-one stock split.

        The following table shows the range of low and high closing sale prices per share of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	Common Stock Price Per Share
	Low	High
Year ended December 31, 2011:
First Quarter	$72.38	$90.57
Second Quarter	$77.66	$96.72
Third Quarter	$73.28	$105.01
Fourth Quarter	$75.57	$117.66
Year ended December 31, 2010:
First Quarter	$31.53	$46.94
Second Quarter	$41.56	$54.97
Third Quarter	$43.41	$51.93
Fourth Quarter	$49.41	$87.02

        As of February 15, 2012, there were 59 record holders of our common stock, and we believe there were approximately 50,000 beneficial holders of our common stock.

        We did not sell any equity securities during the year ended December 31, 2011 that were not registered under the Securities Act of 1933, as amended.

 STOCKHOLDER RETURN PERFORMANCE PRESENTATION

        Below is a graph comparing the percentage change in the cumulative total stockholder return on the Company's common stock against the cumulative total return of the NASDAQ Market Index and a peer group index for the five-year period commencing December 31, 2006 and ending December 31, 2011. The data represented below assumes one hundred dollars invested in each of the Company's common stock, the NASDAQ Market Index, and the peer group index on January 1, 2007. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts. Total return assumes reinvestment of dividends; we have paid no dividends on our common stock and have not done so since our inception.

	December 31,
	2006	2007	2008	2009	2010	2011
Deckers Outdoor Corporation	$100.0	$258.6	$133.2	$169.7	$398.9	$378.0
NASDAQ Market Index#	100.0	110.7	66.4	96.5	114.1	113.2
Peer Group Index*	100.0	93.8	41.1	68.8	89.3	82.0

#
The NASDAQ Market Index is the same NASDAQ Index used in our 2010 Form 10-K.

*
The Peer Group Index consists of LaCrosse Footwear, Inc.; Steven Madden, Ltd.; K-Swiss Inc.; Kenneth Cole Productions, Inc.; Wolverine World Wide, Inc.; Crocs, Inc.; and Skechers USA, Inc. In our 2010 Form 10-K, the peer group also included The Timberland Company, which is not included in the current presentation because that company was acquired during 2011.

DIVIDEND POLICY

        We have not declared or paid any cash dividends on our common stock since our inception. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future. Our current credit agreement allows us to make cash dividends, provided that no event of default has occurred or is continuing and provided that we have a minimum amount of cash plus unused credit of $75,000.

 STOCK REPURCHASE PROGRAM

        In June 2009, our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, government regulations, and other factors. The program did not obligate us to acquire any particular amount of common stock and the program could be suspended at any time at our discretion. The purchases were funded from available excess working capital. We repurchased 245,000 shares for approximately $20,000, or an average price of $81.22 per share under the program for the year ended December 31, 2011. All shares purchased were purchased as part of a publicly announced program in open-market transactions. As of December 31, 2011, we had repurchased the full amount authorized under this program. The following table summarizes our stock repurchases for the year ended December 31, 2011:

Period	Total number of shares purchased* (in thousands)	Average price paid per share	Approximate dollar value of shares that may yet be purchased (in thousands)
As of December 31, 2010			$20,000
January 1 — May 31, 2011	—	$—	$20,000
June 1 — June 30, 2011	245	$81.22	$—
July 1 — December 31, 2011	—	$—	$—

Total	245

*
All shares purchased were purchased as part of a publicly announced program in open-market transactions.

        On February 23, 2012, our Board of Directors approved a new stock repurchase program to repurchase up to $100,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. The purchases will be funded from available working capital.

Item 6.    Selected Financial Data.

        We derived the following selected consolidated financial data from our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following consolidated financial information together with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II of this Annual Report on Form 10-K.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of operations data
Net sales:
UGG wholesale	$915,203	$663,854	$566,964	$483,781	$291,908
Teva wholesale	118,742	96,207	71,952	80,882	82,003
Sanuk wholesale	26,039	—	—	—	—
Other brands wholesale	21,801	23,476	19,644	17,558	11,163
eCommerce	106,498	91,808	75,666	68,769	45,473
Retail stores	189,000	125,644	78,951	38,455	18,382

	1,377,283	1,000,989	813,177	689,445	448,929
Cost of sales	698,288	498,051	442,087	384,127	241,458

Gross profit	678,995	502,938	371,090	305,318	207,471
Selling, general and administrative expenses(1)	394,157	253,850	189,843	188,399	101,918

Income from operations	284,838	249,088	181,247	116,919	105,553
Other income, net	(424)	(1,021)	(1,976)	(3,583)	(4,486)

Income before income taxes	285,262	250,109	183,223	120,502	110,039
Income taxes	83,404	89,732	66,304	46,631	43,602

Net income	201,858	160,377	116,919	73,871	66,437
Net (income) loss attributable to noncontrolling interest	(2,806)	(2,142)	(133)	77	—

Net income attributable to Deckers Outdoor Corporation	$199,052	$158,235	$116,786	$73,948	$66,437

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$5.16	$4.10	$2.99	$1.89	$1.73

Diluted	$5.07	$4.03	$2.96	$1.87	$1.69

Weighted-average common shares outstanding:
Basic	38,605	38,615	39,024	39,126	38,505
Diluted	39,265	39,292	39,393	39,585	39,387

(1)
2008 includes impairment losses of $35,825 related to our Teva trademarks, Teva goodwill, and TSUBO goodwill. During our annual and interim assessments of goodwill and other intangible assets, we concluded that the fair values were lower than the carrying amounts and therefore wrote down the trademarks and goodwill to their respective fair values.

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance sheet data
Cash and cash equivalents	$263,606	$445,226	$315,862	$176,804	$54,525
Working capital	585,823	570,869	420,117	317,755	230,173
Total assets	1,146,196	808,994	599,043	483,721	370,032
Long-term liabilities	72,687	8,456	6,269	3,847	—
Total Deckers Outdoor Corporation
stockholders' equity	835,936	652,987	491,358	384,252	298,638

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

Overview

        We are a leading designer, producer, marketer, and brand manager of innovative, high-quality footwear, apparel, and accessories. We market our products primarily under three proprietary brands:

  •
  UGG®: Premier brand in luxury and comfort footwear, handbags, apparel, and cold weather accessories;

  •
  Teva®: High performance multi-sport shoes, rugged outdoor footwear, and sport sandals; and

  •
  Sanuk®: Innovative action sport footwear brand rooted in the surf community.

        Our financial condition and results of operations include the operations of Sanuk beginning July 1, 2011, the acquisition date. In addition to our primary brands, our other brands include TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort; Ahnu®, a line of outdoor performance and lifestyle footwear; MOZO®, a line of footwear that combines running shoe technology with work shoe toughness for individuals that spend long hours working on their feet; and Simple®, a line for which we ceased distribution effective December 31, 2011.

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

  •
  The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant increases in the prices of sheepskin as the demand from competitors for this material has increased.

  •
  The markets for casual, outdoor, and athletic footwear have grown significantly during the last decade. We believe this growth is a result of the trend toward casual dress in the workplace, increasingly active outdoor lifestyles, and a growing emphasis on comfort.

  •
  Consumers are more often seeking footwear designed to address a broader array of activities with the same quality, comfort, and high performance attributes they have come to expect from traditional athletic footwear.

  •
  Our consumers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market category creators and leaders.

  •
  Consumers have become increasingly focused on luxury and comfort, seeking out products and brands that are fashionable while still comfortable.

  •
  There is an emerging sustainable lifestyle movement happening all around the world. Consumers are demanding that brands and companies become more environmentally responsible.

        By emphasizing our brands' images and our focus on comfort, performance and authenticity, we believe we can continue to maintain a loyal consumer following that is less susceptible to fluctuations caused by changing fashions and changes in consumer preferences. We have also responded to consumer focus on sustainability by establishing objectives, policies, and procedures to help us drive key sustainability initiatives around human rights, environmental sustainability, and community affairs.

        We have experienced costs increases, most significantly with sheepskin. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts. We continually strive to contain our material costs through increasing the mix of non-sheepskin products, exploring new footwear materials and new production technologies, and utilizing lower cost production, including the US where we will begin sourcing product from in 2012. Also, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further discussion of our commodity price risk.

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

  •
  continued innovation of new product categories and styles, including those beyond footwear;

  •
  increased marketing in high-end magazines, out of home and digital advertising for women and men;

  •
  a targeted UGG for Men campaign featuring Tom Brady;

  •
  targeted marketing at prospective consumers in new catalogs and direct mail pieces;

  •
  successful targeting of higher-end distribution;

  •
  expanded product assortment purchases from existing accounts;

  •
  adoption by high-profile celebrities as a favored footwear brand;

  •
  increased media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

  •
  increased exposure to the brand driven by our concept stores that showcase all of our product offerings;

  •
  continued expansion of worldwide retail through new UGG Australia stores;

  •
  continued geographic expansion across the US and internationally; and

  •
  expansion of our shop-in-shop program worldwide.

        We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy we have increased our product offering, including a growing spring line, an expanded men's line, and a fall line that consists of a range of luxurious collections for both genders, an expanded kids' line, as well as handbags, cold weather accessories, and apparel. We have also recently expanded our marketing and promotional efforts, which we believe has and will continue to contribute to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification also will help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.

Teva Brand Overview

        Our Teva brand is positioned to be a leading innovative, global, action-outdoor brand, with over 25 years worth of contributions to the outdoor adventure experience. The Teva brand pioneered the water sport sandal category in 1984, and to this day, our brand mission is to inspire spontaneity, camaraderie, and adventure on, around, or in water. Leveraging our core performance competencies of traction, hydro, and comfort footwear, we are focused on driving growth through innovation in the emerging action-outdoor space through multi-sport, light hiking, freestyle mountain bike riding, action water sports, and other action-outdoor lifestyle products.

        Our efforts to expand the Teva brand beyond sandals, while embracing our core water-based competencies, contributed to significant revenue growth in 2010 and 2011. Throughout the past few years, our broader range of footwear demonstrated strong retail sell-through across all channels, and we believe that our retail partners have viewed both our product and marketing innovations as relevant and compelling.

        We see an opportunity to grow the Teva brand significantly outside of the US. In January 2010, we converted from a distributor model to a wholesale model in the Benelux region and France, enhancing our marketing and distribution capabilities in the outdoor active Benelux market. In January 2011, we converted our Teva brand international business from an independent distributor to a wholesale model in the UK, including Scotland and Ireland, which now affords us the opportunity to better drive our brand building and growth initiatives in this influential market. In 2012, our Teva brand will be re-launched in the Japanese market by our Japan subsidiary. Within the US, we see strong growth opportunities within our current core channels of distribution, outdoor specialty, and sporting goods, as our product assortment evolves and expands. Also, through effective product and distribution segmentation, we see significant expansion opportunities within the family value, department store, better footwear, and action sports channels. However, we cannot assure investors that these efforts will be successful.

Sanuk Brand Overview

        On July 1, 2011 we acquired the Sanuk brand, a dynamic action sport footwear brand rooted in surf, known for its original sandals and shoes and irreverent marketing. The brand has a history of innovation, product invention, foot-friendly comfort, and clever branding. Sanuk is currently available in more than 1,700 retailers in 40 countries and at Sanuk.com.

        We believe that the Sanuk brand is an ideal addition to the Deckers family of brands and that each of our brands can leverage off each others' distribution channels. The Sanuk business is a profitable, well-run business that we believe provides for substantial growth opportunities within the action sports market, as well as other markets and channels in which Deckers is already established. In the 14 years since its inception, the Sanuk brand has consistently brought creativity, fun, and comfort to the line of sandals and shoes for men, women, and children. We plan to continue to build on the Sanuk brand's authentic position in the surf and outdoor markets through its relationships with prominent professional athletes, including surfers, bouldering athletes, and rock climbers, known as much for their unique personal styles and charisma as for their specialized talents.

Other Brands Overview

        Our other brands consist of TSUBO, Ahnu, MOZO, and Simple. Our other brands are all sold through most of our distribution channels, with the majority through wholesale channels. We ceased distribution of the Simple brand effective December 31, 2011.

        TSUBO, meaning pressure point in Japanese, is marketed as high-end casual footwear for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function, and maximum comfort. We are positioning the TSUBO brand as the premium footwear solution for people in the city. We are continuing to create products to address consumers' unique needs of all-day comfort, innovative style, and superior quality.

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

        The MOZO brand strives to deliver revolutionary footwear for creative, passionate, and talented professionals that spend long hours working on their feet. Our high-performance footwear is designed to the standards of these professionals, not just their workplace. In 2011, MOZO introduced The Chef Signature Collection: footwear designed by Marcus Samuelsson, Aaron Sanchez, and Chris Cosentino. This collection has put the MOZO brand in the press for the first time and allowed the brand to open up new distribution opportunities. We have recently expanded our distribution to include large on-line retailers and into the health care worker market.

        We expect to leverage our design, marketing, and distribution capabilities to grow our other brands over the next several years, consistent with our mission to build niche brands into global market leaders. Nevertheless, we cannot assure investors that our efforts to grow these brands will be successful.

eCommerce Overview

        Our eCommerce business, which sells all of our brands, allows us to reinforce our relationship with the consumer. eCommerce enables us to meet the growing demand for our products, sell the products at retail prices, and provide significant incremental operating income. The eCommerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments. Our websites also drive wholesale and distributor sales through brand awareness and directing consumers to retailers that carry our brands, including our own retail stores. In recent years, our eCommerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.

        Managing our eCommerce business requires us to focus on the latest trends and techniques for web design and marketing, to generate internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes. We plan to continue to grow our eCommerce business through improved website features and performance, increased marketing, expansion into international markets, and utilization of mobile and tablet technology. Nevertheless, we cannot assure investors that revenue from our eCommerce business will continue to grow.

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

        As of December 31, 2011, we had a total of 45 retail stores worldwide. These stores are company-owned and operated and include our China stores, which are owned and operated with our joint venture partner. During 2012, we plan to open additional retail stores, with the majority in international locations, with the total being more than the number of stores we opened in 2011, and we intend to continue opening more retail stores worldwide beyond 2012.

Seasonality

        Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth calendar quarters and the highest percentage of Teva and Sanuk brand net sales occurring in the first and second calendar quarters of each year. Our financial results include the Sanuk brand beginning July 1, 2011. Our other brands do not have a significant seasonal impact.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$204,851	$154,222	$414,358	$603,852
Income (loss) from operations	$28,195	$(10,798)	$90,661	$176,780

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$155,927	$137,059	$277,879	$430,124
Income from operations	$28,821	$13,216	$66,314	$140,737

        With the large growth in the UGG brand over the past several years, net sales in the last half of the year have exceeded net sales for the first half of the year. Given our expectations for our brands, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors."

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        The following table summarizes our results of operations:

	Years Ended December 31,
	2011		2010		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,377,283	100.0%	$1,000,989	100.0%	$376,294	37.6%
Cost of sales	698,288	50.7	498,051	49.8	200,237	40.2

Gross profit	678,995	49.3	502,938	50.2	176,057	35.0
Selling, general and administrative expenses	394,157	28.6	253,850	25.4	140,307	55.3

Income from operations	284,838	20.7	249,088	24.9	35,750	14.4
Other income, net	(424)	—	(1,021)	(0.1)	597	58.5

Income before income taxes	285,262	20.7	250,109	25.0	35,153	14.1
Income taxes	83,404	6.1	89,732	9.0	(6,328)	(7.1)

Net income	201,858	14.7	160,377	16.0	41,481	25.9
Net income attributable to the noncontrolling interest	(2,806)	(0.2)	(2,142)	(0.2)	(664)	(31.0)

Net income attributable to Deckers Outdoor Corporation	$199,052	14.5%	$158,235	15.8%	$40,817	25.8%

        Overview.    The Sanuk brand operations are included in our results of operations effective upon the acquisition date of July 1, 2011. The increase in net sales was primarily due to an increase in UGG product sales. The increase in income from operations resulted from higher sales, partially offset by higher selling, general and administrative expenses (SG&A) and lower gross margin.

        Net Sales.    The following table summarizes net sales by location and net sales by brand and distribution channel:

	Years Ended December 31,
			Change
	2011	2010	Amount	%
Net sales by location:
US	$945,109	$764,111	$180,998	23.7%
International	432,174	236,878	195,296	82.4

Total	$1,377,283	$1,000,989	$376,294	37.6%

Net sales by brand and distribution channel:
UGG:
Wholesale	$915,203	$663,854	$251,349	37.9%
eCommerce	98,256	84,574	13,682	16.2
Retail stores	188,377	124,718	63,659	51.0

Total	1,201,836	873,146	328,690	37.6

Teva:
Wholesale	118,742	96,207	22,535	23.4
eCommerce	5,571	4,838	733	15.2
Retail stores	452	302	150	49.7

Total	124,765	101,347	23,418	23.1

Sanuk:
Wholesale	26,039	—	26,039	*
eCommerce	539	—	539	*
Retail stores	—	—	—	—

Total	26,578	—	26,578	*

Other brands:
Wholesale	21,801	23,476	(1,675)	(7.1)
eCommerce	2,132	2,396	(264)	(11.0)
Retail stores	171	624	(453)	(72.6)

Total	24,104	26,496	(2,392)	(9.0)

Total	$1,377,283	$1,000,989	$376,294	37.6%

Total eCommerce	$106,498	$91,808	$14,690	16.0%

Total Retail stores	$189,000	$125,644	$63,356	50.4%

*
Calculation of percentage change is not meaningful.

        The increase in net sales was primarily driven by strong sales for the UGG brand. We experienced an increase in the number of pairs sold primarily through our UGG and Teva wholesale channels, as well as the addition of the Sanuk brand. This resulted in a 26.7% overall increase in the volume of footwear sold for all brands to approximately 22.8 million pairs for the year ended December 31, 2011 compared to approximately 18.0 million pairs for 2010. Our weighted-average wholesale selling price per pair increased to $52.38 for the year ended December 31, 2011 from $47.71 for 2010. The increased average selling price was partially due to higher selling prices resulting from our conversion from a distributor model to a direct wholesale model for our UGG brand in the UK and Benelux and for our Teva brand in the UK. The increased selling prices over the prior year period from this conversion will not recur; however, we expect to maintain the wholesale selling prices in these regions in the future.

        Wholesale net sales of our UGG brand increased primarily due to the volume of pairs sold, as well as an increase in the average selling price, which was largely related to our conversion to a direct wholesale model in the UK and Benelux. We cannot assure investors that UGG brand sales will continue to grow at their past pace.

        Wholesale net sales of our Teva brand increased due to both an increase in the volume of pairs sold, as well as an increase in the average selling price, which was largely related to our conversion to a direct wholesale model in the UK, as well as increased closed-toe footwear that carry higher average selling prices.

        Wholesale net sales of our Sanuk brand, which we acquired in July 2011, were $26,039.

        Wholesale net sales of our other brands decreased due to a decrease in the average selling price, primarily due to closeout sales for our Simple brand, partially offset by an increase in pairs sold.

        Net sales of our eCommerce business increased due to both an increase in the volume of pairs sold and an increase in the average selling price, primarily for the UGG brand.

        Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 18 new stores opened since December 31, 2010. New stores that were not open during the full year ended December 31, 2010 contributed approximately $75,000 of retail sales for the year ended December 31, 2011 compared to their partial year sales of approximately $19,000 in 2010. We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate. For those stores that were open during the full year ended December 31, 2011 and 2010, same store sales grew by 6.3%. Nevertheless, we cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline.

        International sales, which are included in the segment sales above, for all of our products combined represented 31.4% and 23.7% of worldwide net sales for the year ended December 31, 2011 and 2010, respectively. The international sales growth was led by the UGG and Teva brands in the European region largely due to our conversion to a direct wholesale model.

        Gross Profit.    As a percentage of net sales, gross margin decreased primarily due to increased sheepskin and other material costs as well as increased factory costs. Our sheepskin costs in 2011 were 27% higher than 2010 costs, partially offset by increased sales prices. In addition, we received approximately $7,000 in duty refunds during the year ended December 31, 2010, which did not recur in 2011. The decrease was partially offset by a higher percentage mix of retail sales and higher average selling prices. We began realizing the benefit of the direct wholesale model, versus distributor margins, in the UK for our UGG and Teva brands and in Benelux for our UGG brand starting in January 2011. Our gross margins fluctuate based on several factors, and we expect our gross margin to decrease for the full year 2012 compared to 2011. We expect product costs to be approximately 10% higher in 2012, primarily due to further increasing sheepskin costs of 40%. We intend to mitigate these increases through selective price increases, higher margins from a full year of our Sanuk brand, and a higher retail mix.

        Selling, General and Administrative Expenses.    SG&A increased primarily from:

  •
  increased retail costs of approximately $30,000 largely related to 18 new retail stores that were not open as of December 31, 2010;

  •
  increased international division expenses of approximately $21,000 in support of our international expansion and our distributor conversions to the wholesale model;

  •
  increased marketing expenses of approximately $19,000 primarily related to our UGG brand;

  •
  increased commissions and other selling expenses of approximately $17,000 related to our increased sales; and

  •
  increased depreciation, amortization, and accretion expenses of approximately $11,000, primarily related to our Sanuk acquisition intangible assets and contingent consideration.

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

	Years Ended December 31,
			Change
	2011	2010	Amount	%
UGG wholesale	$388,275	$307,478	$80,797	26.3%
Teva wholesale	20,267	18,684	1,583	8.5
Sanuk wholesale	797	—	797	*
Other brands wholesale	(9,524)	(6,184)	(3,340)	(54.0)
eCommerce	24,255	23,536	719	3.1
Retail stores	31,461	27,310	4,151	15.2
Unallocated overhead costs	(170,693)	(121,736)	(48,957)	(40.2)

Total	$284,838	$249,088	$35,750	14.4%

*
Calculation of percentage change is not meaningful.

        Income from operations as a percentage of sales decreased due to increased SG&A and decreased gross margin, partially offset by increased sales.

        The increase in income from operations of UGG brand wholesale was the result of higher sales. The increase to income was partially offset by a 1.8 percentage point decrease in gross margin primarily related to the increased sheepskin and other material costs. We also experienced increases in marketing and promotional expenses of approximately $17,000; increased sales expenses of approximately $6,000; increased sales commissions of approximately $5,000; and higher amortization expenses, primarily related to order books we acquired from our distributor conversions in Europe, of approximately $4,000.

        The increase in income from operations of Teva brand wholesale was largely due to increased sales and decreased amortization of approximately $2,000, partially offset by a 0.6 percentage point decrease in gross margin, primarily due to higher inventory write-downs and an increased impact of closeout sales. In addition, we recognized increased divisional sales expenses and increased marketing and promotional expenses totaling approximately $5,000.

        The income from operations of our Sanuk brand, which we acquired in July 2011, was $797.

        The loss from operations of our other brands wholesale increased primarily due to a 14.8 percentage point decrease in gross margin as well as the decreased sales. In the process of ceasing distribution of the Simple brand as of December 31, 2011, we experienced an increased impact from Simple brand closeout sales. The increase in the loss was partially offset by lower operating expenses of approximately $400.

        Income from operations of our eCommerce business increased slightly due to the increased sales, partially offset by increased operating expenses of approximately $6,000, while gross margin remained flat.

        Income from operations of our retail store business, which is primarily the UGG brand, increased due to the increased sales, partially offset by increased operating expenses of approximately $30,000, while gross margin remained flat. The increased operating expenses were largely attributable to the 18 new stores.

        The increase in unallocated overhead costs resulted most significantly from an increase of approximately $21,000 related to international infrastructure costs primarily to support our conversions from distributor models to direct wholesale models, as well as increased legal expenses of approximately $7,000 primarily related to the protection of our intellectual property including our trademarks. We also incurred approximately $4,000 related to Sanuk acquisition costs.

        Other Income, Net.    Other income, net decreased primarily due to a one-time foreign sales tax exemption of approximately $1,000 recognized in the prior year, partially offset by a credit to interest expense in the current year resulting from a reversal of a prior year income tax related accrual.

        Income Taxes.    Income tax expense and effective income tax rates were as follows:

	Years Ended December 31,
	2011	2010
Income tax expense	$83,404	$89,732
Effective income tax rate	29.2%	35.9%

        The decrease in the effective tax rate was primarily due to the increase in our annual foreign pre-tax income as a percentage of worldwide pre-tax income, as income generated in the US is taxed at significantly higher rates than most of our foreign jurisdictions. For the full year 2011, we generated approximately 28.0% of our pre-tax earnings from a country which does not impose a corporate income tax. Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. As of December 31, 2011, we had approximately $43,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We have no plans to repatriate any of our foreign cash. We anticipate our effective tax rate for the full year 2012 to increase compared to the full year 2011 rate, but still remain lower than the full year 2010 rate.

        Net Income Attributable to the Noncontrolling Interest.    Net income attributable to the noncontrolling interest in our joint venture with Stella International increased slightly primarily due to the new stores in China.

        Net Income Attributable to Deckers Outdoor Corporation.    Our net income increased as a result of the items discussed above. Our diluted earnings per share increased for the year ended December 31, 2011 compared to the same period of 2010, primarily as a result of the increase in net income.

  Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        The following table summarizes our results of operations:

	Years Ended December 31,
	2010		2009		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,000,989	100.0%	$813,177	100.0%	$187,812	23.1%
Cost of sales	498,051	49.8	442,087	54.4	55,964	12.7

Gross profit	502,938	50.2	371,090	45.6	131,848	35.5
Selling, general and administrative expenses	253,850	25.4	189,843	23.3	64,007	33.7

Income from operations	249,088	24.9	181,247	22.3	67,841	37.4
Other income, net	(1,021)	(0.1)	(1,976)	(0.2)	955	48.3

Income before income taxes	250,109	25.0	183,223	22.5	66,886	36.5
Income taxes	89,732	9.0	66,304	8.2	23,428	35.3

Net income	160,377	16.0	116,919	14.4	43,458	37.2
Net income attributable to the noncontrolling interest	(2,142)	(0.2)	(133)	*	(2,009)	*

Net income attributable to Deckers Outdoor Corporation	$158,235	15.8%	$116,786	14.4%	$41,449	35.5%

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

        Gross Profit.    As a percentage of net sales, gross margin increased primarily due to a higher percentage of retail sales and increased wholesale margins in all wholesale segments. We experienced a reduced impact of closeout sales for the Teva brand and began realizing the benefit of the direct wholesale business in Benelux starting in January 2010. In addition, we received approximately $7,000 in duty refunds during the year ended December 31, 2010.

        Selling, General and Administrative Expenses (SG&A).    SG&A increased primarily from:

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

	Years Ended December 31,
			Change
	2010	2009	Amount	%
UGG wholesale	$307,478	$235,849	$71,629	30.4%
Teva wholesale	18,684	12,495	6,189	49.5
Other brands wholesale	(6,184)	(14,698)	8,514	57.9
eCommerce	23,536	21,073	2,463	11.7
Retail stores	27,310	15,361	11,949	77.8
Unallocated overhead costs	(121,736)	(88,833)	(32,903)	(37.0)

Total	$249,088	$181,247	$67,841	37.4%

        Income from operations increased primarily due to the increase in sales and gross margins, partially offset by higher selling, general and administrative expenses.

        The increase in income from operations of UGG brand wholesale was primarily the result of the higher sales and an increase in gross margin, partially attributable to the duty refunds and the higher content of retail sales, as well as increased net bad debt recoveries of approximately $1,000. The increase was partially offset by approximately $10,000 of increased marketing and promotional expenses; research, development, and design expenses; and divisional sales expenses.

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

        Income from operations of our retail store business increased primarily due to the higher sales and an increase in gross margin, partially offset by approximately $15,000 of higher operating expenses primarily related to our new store openings.

        Unallocated overhead costs increased most significantly from an increase of approximately $11,000 related to international infrastructure costs to support our continued growth.

        Other (Income) Expense, Net.    Interest expense increased due to negative interest expense in 2009 due to the reversal of accrued interest related to certain tax obligations for one of our foreign subsidiaries. In addition, we incurred additional interest expense on income tax related liabilities in 2010. Interest income decreased primarily from significantly lower market interest rates, as well as a shift in our investment mix to all highly liquid cash equivalents. Other income, net increased primarily due to a one-time foreign sales tax exemption of approximately $1,000.

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

Liquidity and Capital Resources

        We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and as needed, the credit available under our credit agreement. In an economic recession or under other adverse economic conditions, we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, or renew or access our existing credit. Such failures may impact our working capital reserves and have a material adverse effect on our business.

        Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase, or make deposits on, the inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand's major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva and Sanuk brands generally begin to build inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters. Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows and short-term borrowings. As needed, we borrow funds under our credit agreement.

        The following table summarizes our cash flows and working capital:

	Year Ended December 31,
			Change
	2011	2010	Amount	%
Net cash provided by operating activities	$30,091	$139,922	$(109,831)	(78.5)%
Net cash used in investing activities	$(184,766)	$(1,600)	$(183,166)	*
Net cash used in financing activities	$(27,160)	$(9,052)	$(18,108)	(200.0)
Cash and cash equivalents	$263,606	$445,226	$(181,620)	(40.8)%
Trade accounts receivable	193,375	116,663	76,712	65.8
Inventories	253,270	124,995	128,275	102.6
Prepaids and other current assets	107,651	28,848	78,803	273.2

Total current assets	$817,902	$715,732	$102,170	14.3%

Trade accounts payable	$110,853	$67,073	$43,780	65.3
Other current liabilities	121,226	77,790	43,436	55.8

Total current liabilities	$232,079	$144,863	$87,216	60.2%

Net working capital	$585,823	$570,869	$14,954	2.6%

*
Calculation of percentage change is not meaningful.

        Cash from Operating Activities.    Net cash provided by operating activities decreased primarily due to greater increases in inventory, other current assets, and accounts receivable in 2011 versus the increases in 2010. The larger increase in inventories was primarily due to higher material costs, a larger spring 2012 assortment for the UGG brand, early delivery of spring inventory for the UGG and Teva brands, the additional inventory associated with the Sanuk brand, and increased retail store inventory due to the 18 new stores. The larger increase in other current assets was primarily due to deposits with respect to purchase commitments made pursuant to our sheepskin contracts with a supplier. The larger increase in accounts receivable was primarily due to increased sales and our new wholesale European business. These decreases in operating cash flows were partially offset by a significant increase in accounts payable, which increased more in the year ended December 31, 2011 versus 2010. Accounts payable increased primarily due to our increased inventory purchases. Net working capital increased as of December 31, 2011 from December 31, 2010, primarily as a result of increased inventory, other current assets, and accounts receivable. The increase in working capital was partially offset by lower cash and cash equivalents primarily due to cash paid for our Sanuk acquisition, the higher trade accounts payable, and higher other accrued expenses primarily attributable to the Sanuk contingent consideration. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

        Wholesale accounts receivable turnover decreased to 7.5 times in the twelve months ended December 31, 2011 from 8.3 times for the twelve months ended December 31, 2010, primarily due to higher average accounts receivable balances, partially offset by increased cash collections for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010. The higher accounts receivable balances were primarily attributed to increased sales, including the conversion to our European wholesale operations, which provides us higher selling prices.

        Inventory turnover decreased to 3.3 times for the twelve months ended December 31, 2011 compared to 4.2 times for the twelve months ended December 31, 2010, primarily due to higher average inventory levels during the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010, partially offset by increased sales. The higher inventory balances were primarily attributed to our actual and projected increased sales, increased international inventory, new retail locations, and increased costs of materials and factories.

        Cash from Investing Activities.    Net cash used in investing activities for the year ended December 31, 2011 resulted primarily from our acquisition of the Sanuk brand (see Note 9 to our accompanying consolidated financial statements) and purchases of property and equipment. Our larger capital expenditures included the purchase of land for our new corporate headquarters and new retail stores. In November 2011, we made a cash payment of approximately $20,000 for approximately fourteen acres of land for our new headquarters facility in Goleta, California.

        For the year ended December 31, 2010, net cash used in investing activities resulted primarily from purchases of property and equipment and acquisitions of businesses, partially offset by sales of short-term investments. Our larger capital expenditures were related to the build out of new retail stores and computer hardware and software. In addition, we did not purchase short-term investments in 2010, as we shifted our investments to cash and cash equivalents.

        As of December 31, 2011, we had no material commitments for future capital expenditures but estimate that the capital expenditures for 2012 will range from approximately $90,000 to $95,000. We anticipate these expenditures will primarily include the initial design and construction costs of our new headquarters and new retail stores, more than the number of stores we opened in 2011. The actual amount of capital expenditures for the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures, including design and construction of the new headquarters.

        Cash from Financing Activities.    For the year ended December 31, 2011, net cash used in financing activities was comprised primarily of repayments of short-term borrowings, cash used for shares withheld for taxes from employee stock unit vesting and for repurchases of our common stock. The cash used was partially offset by cash from of our short-term borrowings, leaving a zero balance for borrowings as of December 31, 2011, and excess tax benefits from stock compensation. The excess tax benefits from stock compensation changes were larger than the prior period primarily due to the issuance of stock in relation to our long-term incentive program.

        For the year ended December 31, 2010, net cash used in financing activities was comprised primarily of cash used for repurchases of our common stock and for shares withheld for taxes from employee stock unit vesting, partially offset by excess tax benefits from stock compensation.

        In June 2009, our Board of Directors approved a stock repurchase program to repurchase up to $50,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program did not obligate us to acquire any particular amount of common stock and the program could be suspended at any time at our discretion. As of June 30, 2011, we had repurchased the full amount authorized under this program. During the year ended December 31, 2011, we repurchased approximately 245,000 shares for approximately $20,000, or an average price of $81.22 per share.

        On February 23, 2012, our Board of Directors approved a new stock repurchase program to repurchase up to $100,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. The purchases will be funded from available working capital.

        On August 30, 2011, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto. The Credit Agreement is a five-year, $200,000 secured revolving credit facility which contains a $50,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans and replaces the Previous Credit Agreement. Subject to customary conditions and the approval of any lender whose commitment would be increased, we have the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $100,000, resulting in a maximum available principal amount of $300,000. None of the lenders under the Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments. At our option, revolving loans issued under the Credit Agreement will bear interest at either adjusted LIBOR for 30 days (0.30% at December 31, 2011) plus 1.25% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.25% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.25% per annum and adjusted LIBOR plus 1.50% per annum (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 0.50% per annum), based upon our total adjusted leverage ratio at such time. In addition, we will initially be required to pay fees of 0.20% per annum on the daily unused amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.20% and 0.30% per annum, based upon our total adjusted leverage ratio. At December 31, 2011, we had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $553. As a result, $199,447 was available under the Credit Agreement at December 31, 2011.

        Our obligations under the Credit Agreement are guaranteed by our existing and future domestic subsidiaries other than certain immaterial subsidiaries and foreign subsidiaries (the "Guarantors"), and is secured by a first-priority security interest in substantially all of our assets and the Guarantors', including all or a portion of the equity interests of certain of our domestic and foreign subsidiaries.

        The Credit Agreement contains financial covenants which include: our asset coverage ratio must be greater than 1.10 to 1.00; and the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations. The Credit Agreement contains certain other covenants which include: a maximum additional secured debt related to a capital asset not to exceed $20,000, maximum additional unsecured debt not to exceed $200,000; maximum secured debt not related to a capital asset not to exceed $5,000, maximum judgment of $10,000; maximum ERISA event of $10,000 in one year, $20,000 in all years; we may not have a change of control; there is no limit on acquisitions, if the total adjusted leverage ratio does not exceed 2.75 to 1.00 and we must have a minimum amount of cash plus unused credit of $75,000; and there is no restriction on dividends or share repurchases, if the minimum amount of cash plus unused credit is $75,000. As of December 31, 2011, we were in compliance with all covenants and remain so as of the date of this report.

        Contractual Obligations.    The following table summarizes our contractual obligations at December 31, 2011 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$153,569	$27,241	$45,907	$37,245	$43,176
Purchase obligations(2)	271,107	268,221	2,886	—	—
Unrecognized tax benefits(3)	3,271	—	3,271	—	—

Total	$427,947	$295,462	$52,064	$37,245	$43,176

(1)
Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and corporate and regional offices. The majority of other long-term liabilities on our consolidated balance sheets, with the exception of our Sanuk contingent consideration liability discussed below, are related to deferred rents, of which the cash lease payments are included in operating lease obligations in this table.

(2)
Our purchase obligations consist mostly of open purchase orders. They also include promotional expenses and service contracts. Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year. These are outstanding open orders and not minimum purchase obligations. Our promotional expenditures and service contracts are due periodically through 2014.

We also entered into minimum purchase commitments (see Note 8 to our accompanying consolidated financial statements). We have included the total remaining cash commitments, net of deposits, as of December 31, 2011 in this table. We expect our sheepskin purchases by third party factories supplying UGG product to us will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

(3)
The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized. See Note 5 to our accompanying consolidated financial statements.

        The purchase price for the Sanuk brand also includes contingent consideration over the next five years as follows:

  •
  2011 EBITDA of the Sanuk brand multiplied by ten, less the closing payment, up to maximum of $30,000, which we expect to pay $30,000 in March 2012;

  •
  51.8% of the gross profit of the Sanuk brand in 2012, defined as total sales less the cost of sales for the business of the sellers;

  •
  36.0% of gross profit of the Sanuk brand in 2013; and

  •
  8.0% of the product of gross profit of the Sanuk brand in 2015 multiplied by five.

        There is no maximum to the contingent consideration payments for 2012, 2013, and 2015. These payments were excluded from the table above as all conditions for the payments have not been met. Contingent consideration payments of $91,600 are included within other accrued expenses and long-term liabilities in the consolidated balance sheet as of December 31, 2011.

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

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU), Presentation of Comprehensive Income, an amendment to ASC 220, Comprehensive Income, that brings US Generally Accepted Accounting Principles (GAAP) into alignment with International Financial Reporting Standards for the presentation of other comprehensive income (OCI). Effective for us beginning January 1, 2012, the option in current GAAP that permits the presentation of OCI in the statement of changes in equity has been eliminated. The provisions of the update provide that an entity that reports items of OCI has two options: (1) a single statement must present the components of net income, total net income, the components of OCI, total OCI, and total comprehensive income; or (2) a two-statement approach whereby an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of OCI, a total for OCI, and a total for comprehensive income. Beginning January 1, 2012, we will adopt this ASU using the single statement approach. The adoption of this ASU will only change the presentation of OCI on our consolidated financial statements.

Impact of Inflation

        We believe that the rates of inflation in the three most recent fiscal years have not had a significant impact on our net sales or profitability.

Critical Accounting Policies and Estimates

        Refer to Note 1 to our accompanying consolidated financial statements for a discussion of our significant accounting policies. Those policies and estimates that we believe are most critical to the understanding of our consolidated financial statements contained in this report are revenue recognition; use of estimates, which includes the below reserves and allowances; inventories; accounting for long-lived assets; goodwill and other intangible assets; fair value of contingent consideration; and stock compensation.

        Use of Estimates.    The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts during the reporting period. Management reasonably could use different estimates and assumptions, and changes in estimates and assumptions could occur from period to period, with the result in each case being a potential material change in the financial statement presentation of our financial condition or results of operations. We have historically been materially accurate in our estimates used for the reserves and allowances below.

        The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and reserves, which are discussed below:

	December 31, 2011		December 31, 2010
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$215,067		$130,435
Allowance for doubtful accounts	$1,719	0.8%	$1,379	1.1%
Reserve for sales discounts	$4,629	2.2%	$5,819	4.5%
Allowance for estimated chargebacks	$4,031	1.9%	$2,535	1.9%

	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$603,852		$430,124
Allowance for estimated returns	$11,313	1.9%	$4,039	0.9%
Estimated returns liability	$6,413	1.1%	$4,838	1.1%

        Allowance for Doubtful Accounts.    We provide a reserve against trade accounts receivable for estimated losses that may result from customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which all or a portion of are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience. Reserves have been established for all projected losses of this nature. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at December 31, 2011 by approximately $1,100.

        Reserve for Sales Discounts.    A significant portion of our domestic net sales, as well as our international wholesale sales, and resulting trade accounts receivable reflects a discount that our customers may take, generally based upon meeting certain order, shipment and payment timelines. We use the amount of the discounts that are available to be taken against the period-end trade accounts receivable to estimate and record a corresponding reserve for sales discounts. The decrease in the reserve was primarily due to one of our largest customers receiving discounted pricing on invoices rather than receiving payment terms discounts, which lowered the overall reserve.

        Allowance for Estimated Chargebacks.    When our wholesale customers pay their invoices, they often take deductions for chargebacks against their invoices, which are often valid. Therefore, we record an allowance for the balance of chargebacks that are outstanding in our accounts receivable balance as of the end of each period, along with an estimated reserve for chargebacks that have not yet been taken against outstanding accounts receivable balances. This estimate is based on historical trends of the timing and amount of chargebacks taken against invoices.

        Allowance for Estimated Returns and Estimated Returns Liability.    We record an allowance for anticipated future returns of goods shipped prior to period-end and a liability for anticipated returns of goods sold direct to consumers. In general, we accept returns for damaged or defective products. We also have a policy whereby we accept returns from our retail and eCommerce customers for a thirty day period. We base the amounts of the allowance and liability on any approved customer requests for returns, historical returns experience, and any recent events that could result in a change from historical returns rates, among other factors. The allowance for estimated returns increased as a percentage of net sales due to higher levels of actual returns received subsequent to year end. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the allowance and liability reserves for returns in total at December 31, 2011 by approximately $5,600.

        Inventory Write-Downs.    We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or expected future net selling prices. At December 31, 2011, inventories were stated at $253,270, net of inventory write-downs of $2,419. At December 31, 2010, inventories were stated at $124,995 net of inventory write-downs of $1,684. The increase in inventory write-downs was primarily due to additional write-downs primarily in our other brand segment related to Simple brand inventories. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at December 31, 2011 by approximately $560.

        Valuation of Goodwill, Intangible and Other Long-Lived Assets.    We assess the impairment of goodwill, intangible, and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying amount of these assets individually.

        We performed our 2011 annual impairment tests for goodwill and nonamortizable intangible assets. We evaluated our UGG and Sanuk goodwill and our Teva trademarks. Based on the carrying amounts of the UGG, Teva, and Sanuk goodwill, trademarks, and net assets, the brands' 2011 sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, we concluded that the carrying amounts of the UGG and Sanuk goodwill, as well as the Teva trademarks, were not impaired. Our Teva trademarks were evaluated using the relief from royalty method. Our use of different estimates (including estimated royalty rates, discount rates, and future revenues, among others) and assumptions could produce different financial results. As of October 31, 2011, our Teva trademarks had a carrying value of $15,301. At that date, our estimate of the trademarks' fair value was substantially in excess of the carrying value. However, if growth rates fail to meet our forecasts, impairment of the Teva trademark may occur in the future. Our goodwill balance at December 31, 2011 represents goodwill in the Sanuk and UGG reporting units. We believe the UGG reporting unit's fair value is substantially in excess of its carrying value. We believe the Sanuk reporting unit's fair value is greater than its carrying value, as we have increased our Sanuk sales and profitability forecasts since the acquisition. All goodwill was evaluated based on qualitative analyses, and the Teva trademarks were evaluated based on Level 3 inputs.

        For 2010, we performed our annual impairment tests of goodwill and nonamortizable intangible assets using income approaches and valuation techniques and determined that there was no impairment of goodwill or intangible assets as of October 31 or December 31, 2010 on our Teva trademarks or other nonamortizable intangible assets and goodwill, respectively.

        We also evaluated amortizable long-lived assets, including intangible assets as of December 31, 2011 and 2010. We recorded immaterial impairment losses in SG&A in our other brands segment for which the fair values did not exceed their carrying values. We recorded certain amortizable intangible assets related to our Sanuk acquisition (see Note 9 to our accompanying consolidated financial statements for the valuation methodologies used). Our other valuation methodologies used as of December 31, 2011 did not change from the prior year.

        Fair Value of Contingent Consideration.    We have entered into contingent consideration arrangements when we acquired brands. The fair value of our Sanuk brand contingent consideration is material and highly subjective. It is based on estimated future sales and gross profits, and discount rates, among other variables and estimates, and certain years have no maximum payment (see Note 9 to our accompanying consolidated financial statements). These are evaluated each reporting period and the contingent consideration is adjusted accordingly. Our estimated revenue forecasts include a compound annual growth rate of 17.8% through 2015. Our use of different estimates and assumptions could produce different financial results. For example, a 5.0% change in the estimated compound annual growth rate would change the total liability balance at December 31, 2011 by approximately $5,300.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Interest Rate Risk.    Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in LIBOR. Our credit agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 31, 2011, we did not have any outstanding borrowings under the credit agreement. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

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

        Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations. Approximately $283,000, or 20.5%, of our total net sales for the year ended December 31, 2011 were denominated in foreign currencies. As we begin to hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement translation gains and losses as a result of translating the operating results and financial positions held in foreign currencies into US dollars. We translate monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. In addition, certain of our foreign subsidiaries' local currency is their designated functional currency. Accordingly, we translate those assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in OCI. Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year. In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins. As of December 31, 2011, our hedging contracts had notional amounts totaling approximately $66,000. Based upon sensitivity analysis as of December 31, 2011, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $6,400.

        Commodity Price Risk.    We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. There have been significant increases in the price of sheepskin in recent years as the demand from our competitors for this commodity has increased. We experienced a 27% increase in sheepskin costs in 2011 compared to 2010, and we expect an additional 40% increase in 2012 for this commodity. Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, global economic conditions, and other factors which are not considered predictable or within our control. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.

Item 8.    Financial Statements and Supplementary Data.

        Financial Statements and the Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(a)   Disclosure Controls and Procedures.

        The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this report.

(b)   Management's Report on Internal Control over Financial Reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting. The registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company's internal control over financial reporting. The Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

(c)   Changes in Internal Control over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        All additional information required by this item, including information relating to Directors and Executive Officers of the Registrant, is set forth in the Company's definitive proxy statement relating to the Registrant's 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2011, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information relating to Executive Compensation is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2011, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2011, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to Certain Relationships and Related Transactions is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2011, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Information relating to Principal Accountant Fees and Services is set forth under "Proposal No. 2-Independent Registered Public Accounting Firm" in the Company's definitive proxy statement relating to the Registrant's 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2011, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        Consolidated Financial Statements and Schedules required to be filed hereunder are indexed on Page F-1 hereof.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation as amended through May 27, 2010 (Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated by reference herein)
3.2
Restated Bylaws of Deckers Outdoor Corporation, as amended by the Board of Directors through September 12, 2011 (Exhibit 3.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2011 and incorporated by reference herein)
10.1
Lease Agreement dated November 1, 2003 between Ampersand Aviation, LLC and Deckers Outdoor Corporation for office building at 495-A South Fairview Avenue, Goleta, California, 93117 (Exhibit 10.34 to the Registrant's Form 10-K for the period ended December 31, 2003 and incorporated by reference herein)
10.2
Lease Agreement dated September 15, 2004 between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
10.3
First Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated December 1, 2004 (Exhibit 10.38 to the Registrant's Form 10-K for the period ended December 31, 2004 and incorporated by reference herein)
#10.4
Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 21, 2006 in connection with its 2006 Annual Meeting of Stockholders)
#10.5
First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 9, 2007 in connection with its 2007 Annual Meeting of Stockholders)
#10.6	Form of Restricted Stock Unit Award Agreement (Level 1) Under 2006 Equity Incentive Plan (Exhibit 10.2 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.7	Form of Restricted Stock Unit Award Agreement (Level 2) Under 2006 Equity Incentive Plan (Exhibit 10.3 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.8	Form of Stock Appreciation Rights Award Agreement (Level 1) Under 2006 Equity Incentive Plan (Exhibit 10.4 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.9	Form of Stock Appreciation Rights Award Agreement (Level 2) Under 2006 Equity Incentive Plan (Exhibit 10.5 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.10	Form of Indemnification Agreement (Exhibit 10.1 to the Registrant's Form 8-K filed on June 2, 2008 and incorporated by reference herein)

Exhibit Number	Description of Exhibit
#10.11	Change of Control and Severance Agreement with Deckers Outdoor Corporation for Angel Martinez on December 22, 2009 (Exhibit 10.33 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)
#10.12
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Zohar Ziv on December 22, 2009 (Exhibit 10.34 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)
#10.13
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Thomas George on December 22, 2009 (Exhibit 10.35 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)
#10.14
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Constance Rishwain on December 22, 2009 (Exhibit 10.36 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)
10.15
Second Amended and Restated Credit Agreement among Deckers Outdoor Corporation, TSUBO, LLC and Comerica Bank (Exhibit 10.1 to the Registrant's Form 8-K filed on May 28, 2010 and incorporated by reference herein)
#10.16
Deckers Outdoor Corporation Amended and Restated Deferred Stock Unit Compensation Plan, a Sub Plan under the Deckers Outdoor Corporation 2006 Equity Incentive Plan, adopted by the Board of Directors on December 14, 2010 (Exhibit 10.24 to the Registrant's Form 10-K filied on March 1, 2011 and incorporated by reference herein)
*#10.17	Deckers Outdoor Corporation Amended and Restated Deferred Compensation Plan effective as of January 1, 2011
10.18
Asset Purchase Agreement, dated as of May 19, 2011 by and among Deckers Outdoor Corporation, Deckers Acquisition, Inc., Deckers International Limited, Sanuk USA, LLC, Thomas J. Kelley, Ian L. Kessler, C&C Partners, Ltd., Donald A. Clark and Paul Carr (Exhibit 10.1 to the Registrant's Form 8-K filed on May 19, 2011 and incorporated herein by reference)
#10.19
Form of Restricted Stock Unit Award Agreement (Level III) Under 2006 Equity Incentive Plan adopted on June 22, 2011 (Exhibit 10.1 to the Registrant's Form 8-K filed on June 28, 2011 and incorporated by reference herein)
10.20
Amendment No. 1 to Asset Purchase Agreement, dated as of July 1, 2011, by and among Deckers Outdoor Corporation, Deckers Acquisition, Inc., Deckers International Limited, Sanuk USA, LLC, Thomas J. Kelley, Ian L. Kessler, C&C Partners, Ltd., Donald A. Clark and Paul Carr (Exhibit 10.1 to the Registrant's Form 8-K filed on July 6, 2011 and incorporated by reference herein)
10.21
Amendment Number Two to Second Amended and Restated Credit Agreement and Amendment Number One to LIBOR/Prime Rate Addendum, dated August 10, 2011, by and among Deckers Outdoor Corporation, TSUBO, LLC and Comerica Bank (Exhibit 10.1 to the Registrant's Form 8-K filed on August 15, 2011 and incorporated by reference herein)
10.22
Credit Agreement, dated as of August 30, 2011, by and among Deckers Outdoor Corporation, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, Comerica Bank and HSBC Bank USA, National Association, as Syndication Agents, and the lenders from time to time party thereto (Exhibit 10.1 to the Registrant's Form 8-K filed on September 6, 2011 and incorporated by reference herein)

Exhibit Number	Description of Exhibit
*10.23	Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated September 1, 2011
*10.24
Amendment to Lease Agreement between 450 N. Baldwin Park Associates, LLC and Deckers Outdoor Corporation for distribution center at 3175 Mission Oaks Blvd., Camarillo, CA 93012, dated September 1, 2011
10.25
Purchase and Sale Agreement, dated as of September 2, 2011, by and among Deckers Outdoor Corporation and Santa Barbara Realty Development, L.L.C. (Exhibit 10.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2011 and incorporated by reference herein)
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
**101.1
The following materials from the Company's Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (iv) Notes to Consolidated Financial Statements.

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

Date: February 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ANGEL R. MARTINEZ Angel R. Martinez	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
/s/ THOMAS A. GEORGE Thomas A. George	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012
/s/ KARYN O. BARSA Karyn O. Barsa	Director	February 29, 2012
/s/ MAUREEN CONNERS Maureen Conners	Director	February 29, 2012
/s/ MICHAEL DEVINE Michael Devine	Director	February 29, 2012
/s/ JOHN M. GIBBONS John M. Gibbons	Director	February 29, 2012
/s/ REX A. LICKLIDER Rex A. Licklider	Director	February 29, 2012
/s/ RUTH M. OWADES Ruth M. Owades	Director	February 29, 2012

/s/ JOHN G. PERENCHIO John G. Perenchio	Director	February 29, 2012
/s/ JAMES QUINN James Quinn	Director	February 29, 2012
/s/ LAURI SHANAHAN Lauri Shanahan	Director	February 29, 2012

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Los Angeles, California
February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Deckers Outdoor Corporation:

        We have audited Deckers Outdoor Corporation's (the Company) internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Deckers Outdoor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2011, and the related consolidated financial statement schedule, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

                      /s/ KPMG LLP

Los Angeles, California
February 29, 2012

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$263,606	$445,226
Trade accounts receivable, net of allowances of $21,692 and $13,772 in 2011 and 2010, respectively	193,375	116,663
Inventories	253,270	124,995
Prepaid expenses	8,697	7,928
Other current assets	84,540	8,918
Deferred tax assets	14,414	12,002

Total current assets	817,902	715,732
Property and equipment, net	90,257	47,737
Goodwill	120,045	6,507
Other intangible assets, net	94,449	18,411
Deferred tax assets	13,223	15,121
Other assets	10,320	5,486

Total assets	$1,146,196	$808,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$110,853	$67,073
Accrued payroll	32,594	35,109
Other accrued expenses	57,744	17,515
Income taxes payable	30,888	25,166

Total current liabilities	232,079	144,863

Long-term liabilities	72,687	8,456
Commitments and contingencies (note 8)
Stockholders' equity:
Deckers Outdoor Corporation stockholders' equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 38,692 and 38,581 shares for 2011 and 2010, respectively	387	386
Additional paid-in capital	144,684	137,989
Retained earnings	692,595	513,459
Accumulated other comprehensive (loss) income	(1,730)	1,153

Total Deckers Outdoor Corporation stockholders' equity	835,936	652,987
Noncontrolling interest	5,494	2,688

Total equity	841,430	655,675

Total liabilities and equity	$1,146,196	$808,994

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales	$1,377,283	$1,000,989	$813,177
Cost of sales	698,288	498,051	442,087

Gross profit	678,995	502,938	371,090
Selling, general and administrative expenses	394,157	253,850	189,843

Income from operations	284,838	249,088	181,247
Other (income) expense, net:
Interest income	(180)	(234)	(1,010)
Interest expense	249	566	(875)
Other, net	(493)	(1,353)	(91)

	(424)	(1,021)	(1,976)

Income before income taxes	285,262	250,109	183,223
Income taxes	83,404	89,732	66,304

Net income	201,858	160,377	116,919
Net income attributable to noncontrolling interest	(2,806)	(2,142)	(133)

Net income attributable to Deckers Outdoor Corporation	$199,052	$158,235	$116,786

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$5.16	$4.10	$2.99
Diluted	$5.07	$4.03	$2.96
Weighted-average common shares outstanding:
Basic	38,605	38,615	39,024
Diluted	39,265	39,292	39,393

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(amounts in thousands)

	Years Ended December 31, 2009, 2010 and 2011
									Comprehensive Income Attributable to Non- controlling Interest
										Comprehensive Income Attributable to Deckers Outdoor Corp.
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Deckers Outdoor Corp. Stockholders' Equity
			Additional Paid-in Capital	Retained Earnings			Non- controlling Interest	Total Stockholders' Equity			Total Comprehensive Income
	Shares	Amount
Balance December 31, 2008	39,267	$393	$114,952	$268,515	$392	$384,252	$413	$384,665
Stock compensation expense	24	1	13,015	—	—	13,016	—	13,016
Exercise of stock options	15	—	107	—	—	107	—	107
Shares issued upon vesting	201	2	(1)	—	—	1	—	1
Excess tax detriment from stock compensation	—	—	(824)	—	—	(824)	—	(824)
Shares withheld for taxes	—	—	(2,082)	—	—	(2,082)	—	(2,082)
Stock repurchase	(903)	(9)	6	(19,997)	—	(20,000)	—	(20,000)
Net income	—	—	—	116,786	—	116,786	133	116,919	$133	$116,786	$116,919
Foreign currency translation adjustment	—	—	—	—	146	146	—	146	—	146	146
Unrealized loss on short-term investments	—	—	—	—	(44)	(44)	—	(44)	—	(44)	(44)

Total comprehensive income									$133	$116,888	$117,021

Balance December 31, 2009	38,604	$387	$125,173	$365,304	$494	$491,358	$546	$491,904

Stock compensation expense	30	—	12,782	—	—	12,782	—	12,782
Exercise of stock options	31	—	89	—	—	89	—	89
Shares issued upon vesting	146	1	(1)	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	3,525	—	—	3,525	—	3,525
Shares withheld for taxes	—	—	(3,579)	—	—	(3,579)	—	(3,579)
Stock repurchase	(230)	(2)	—	(10,080)	—	(10,082)	—	(10,082)
Net income	—	—	—	158,235	—	158,235	2,142	160,377	$2,142	$158,235	$160,377
Foreign currency translation adjustment	—	—	—	—	(905)	(905)	—	(905)	—	(905)	(905)
Unrealized gain on foreign currency hedging, net of tax	—	—	—	—	1,564	1,564	—	1,564	—	1,564	1,564

Total comprehensive income									$2,142	$158,894	$161,036

Balance December 31, 2010	38,581	$386	$137,989	$513,459	$1,153	$652,987	$2,688	$655,675

Stock compensation expense	10	—	14,803	—	—	14,803	—	14,803
Exercise of stock options	12	—	62	—	—	62	—	62
Shares issued upon vesting	334	3	(3)	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	15,330	—	—	15,330	—	15,330
Shares withheld for taxes	—	—	(23,497)	—	—	(23,497)	—	(23,497)
Stock repurchase	(245)	(2)	—	(19,916)	—	(19,918)	—	(19,918)
Net income	—	—	—	199,052	—	199,052	2,806	201,858	$2,806	$199,052	$201,858
Foreign currency translation adjustment	—	—	—	—	(1,952)	(1,952)	—	(1,952)	—	(1,952)	(1,952)
Unrealized loss on foreign currency hedging, net of tax	—	—	—	—	(931)	(931)	—	(931)	—	(931)	(931)

Total comprehensive income									$2,806	$196,169	$198,975

Balance December 31, 2011	38,692	$387	$144,684	$692,595	$(1,730)	$835,936	$5,494	$841,430

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$201,858	$160,377	$116,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	28,977	12,283	10,194
(Recovery of) provision for doubtful accounts, net	(704)	(786)	399
Write-down of inventory	7,009	2,465	3,955
Deferred tax provision	(67)	(1,712)	5,308
Stock compensation	14,803	12,782	13,016
Other	2,735	(391)	1,060
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Trade accounts receivable	(63,199)	(39,449)	31,527
Inventories	(127,739)	(41,107)	5,247
Prepaid expenses and other current assets	(75,525)	(6,766)	(3,408)
Other assets	(5,385)	(1,651)	(1,012)
Trade accounts payable	38,237	19,742	3,790
Accrued expenses	850	16,468	2,583
Income taxes payable	5,722	5,480	(6,525)
Long-term liabilities	2,519	2,187	2,421

Net cash provided by operating activities	30,091	139,922	185,474

Cash flows from investing activities:
Purchases of short-term investments	—	—	(66,900)
Proceeds from sales of short-term investments	—	26,080	57,078
Purchases of property and equipment	(55,538)	(22,489)	(13,699)
Acquisitions of businesses and equity method investment	(125,203)	(5,191)	(1,877)
Purchases of intangible assets	(4,025)	—	—

Net cash used in investing activities	(184,766)	(1,600)	(25,398)

Cash flows from financing activities:
Proceeds from issuance of short-term borrowings	45,000	—	—
Repayments of short-term borrowings	(45,000)	—	—
Cash paid for shares withheld for taxes	(22,634)	(2,584)	(1,982)
Excess tax benefits from stock compensation	15,330	3,525	810
Cash received from issuances of common stock	62	89	107
Cash paid for repurchases of common stock	(19,918)	(10,082)	(20,000)

Net cash used in financing activities	(27,160)	(9,052)	(21,065)

Effect of exchange rates on cash	215	94	47

Net change in cash and cash equivalents	(181,620)	129,364	139,058
Cash and cash equivalents at beginning of year	445,226	315,862	176,804

Cash and cash equivalents at end of year	$263,606	$445,226	$315,862

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$62,405	$82,493	$66,540
Interest	$88	$59	$19
Non-cash investing activity:
Accruals for purchases of property and equipment	$3,268	$247	$1,356
Contingent consideration arrangement for acquisition of business	$88,100	$—	$—
Accruals for asset retirement obligations	$236	$388	$—
Non-cash financing activity:
Accruals for shares withheld for taxes	$2,460	$1,598	$603

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

        Deckers Outdoor Corporation strives to be a premier lifestyle marketer that builds niche brands into global market leaders by designing and marketing innovative, functional, and fashion-oriented footwear and accessories, developed for both high performance outdoor activities and everyday casual lifestyle use. The Company's business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters and the highest percentage of Teva® and Sanuk® brand net sales occurring in the first and second quarters of each year. The other brands do not have a significant seasonal impact on the Company. The Company owns 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China. Stella International is also one of the Company's major manufacturers in China. In March 2009, the Company acquired 100% of the ownership interest of Ahnu, Inc., an outdoor performance and lifestyle footwear brand. In January 2010, the Company acquired certain assets and liabilities, including reacquisition of its distribution rights, from its Teva brand distributor that sold to retailers in Belgium, the Netherlands, and Luxemburg (Benelux) as well as France. In September 2010, the Company purchased a portion of a privately held footwear company as an equity method investment. In January 2011, the Company acquired certain assets from its UGG, Teva, and Simple® brands distributor that sold to retailers in the United Kingdom (UK) and from its UGG and Simple brands distributor that sold to retailers in Benelux and France. The distribution rights in these regions reverted back to the Company on December 31, 2010 upon the expiration of the distribution agreements. On May 19, 2011, the Company entered into an asset purchase agreement with Sanuk USA LLC, C&C Partners, Ltd., and the equity holders of both entities (collectively referred to as "Sanuk" or the "Sanuk brand"). On July 1, 2011, the Company completed the acquisition of the purchased assets and the assumption of the assumed liabilities of the Sanuk brand. Deckers Outdoor Corporation's consolidated financial statements include the operations of Sanuk beginning July 1, 2011.

  Inventories

        Inventories, principally finished goods, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Cost includes initial molds and tooling that are amortized over the life of the mold in cost of sales. Cost also includes shipping and handling fees and costs, which are subsequently expensed to cost of sales. Market values are determined by historical experience with discounted sales, industry trends, and the retail environment.

  Revenue Recognition

        The Company recognizes wholesale, eCommerce, and international distributor revenue when products are shipped and retail revenue at the point of sale. All sales are recognized when the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. For wholesale and

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

international distributor sales, allowances for estimated returns, discounts, chargebacks, and bad debts are provided for when related revenue is recorded. For eCommerce sales, allowances for estimated returns and bad debts are provided for when related revenue is recorded. For retail sales, allowances for estimated returns are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales. The Company presents revenue net of taxes collected from customers and remitted to governmental authorities.

  Accounting for Long-Lived Assets

        Other long-lived assets, such as land, property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. Intangible assets subject to amortization are amortized over their respective estimated useful lives to their estimated residual values. The Company uses the straight-line method for depreciation and amortization of long-lived assets, except for certain intangible assets where the Company can reliably determine the pattern in which the economic benefits of the assets will be consumed.

        At least quarterly, the Company evaluates whether any impairment triggering events, including the following, have occurred which would require such asset groups to be tested for impairment:

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

        When an impairment triggering event has occurred, the Company tests for recoverability of the asset groups carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group. In determining the service potential of a long-lived asset group, the Company considers its remaining useful life, cash-flow generating capacity, and physical output capacity. These estimates include the undiscounted cash flows associated with future expenditures necessary to maintain the existing service potential. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss, if any, would only reduce the carrying amount of long-lived assets in the group based on the fair value of the group assets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Goodwill and Other Intangible Assets

        Intangible assets consist primarily of goodwill, trademarks, customer and distributor relationships, patents, and non-compete agreements arising from the application of purchase accounting. Intangible assets with estimable useful lives are amortized and reviewed for impairment. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, as of December 31, except for the Teva trademarks which are tested as of October 31. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and the fair values of the intangible assets with indefinite lives.

        In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU), Intangibles — Goodwill and Other, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity is not required to perform the two step impairment test for a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This ASU will be effective for the Company January 1, 2012, with early adoption permitted. As permitted, the Company early adopted this update effective with its December 31, 2011 reporting period, and performed a qualitative assessment of all reporting units that carry goodwill, including the newly acquired Sanuk reporting unit, concluding that it was more likely than not that their fair values exceeded their carrying values. The Company evaluated qualitative measures including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, and events affecting a reporting unit.

        The assessment of goodwill impairment involves valuing the Company's reporting units that carry goodwill. Currently, the Company's reporting units are the same as the Company's operating segments. The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company does not calculate the fair value of the reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the Company determines this, then the first quantitative step is a comparison of the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, the goodwill is not impaired. If the fair value of the reporting unit is below the carrying amount, then a second step is performed to measure the amount of the impairment, if any.

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

        Determining fair value of goodwill and other intangible assets is highly subjective and requires the use of estimates and assumptions. The Company uses estimates including future revenues, royalty rates, discount rates, attrition rates, and market multiples, among others. The Company also considers the following factors:

  •
  the assets' ability to continue to generate income from operations and positive cash flow in future periods;

  •
  changes in consumer demand or acceptance of the related brand names, products, or features associated with the assets; and

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  •
  other considerations that could affect fair value or otherwise indicate potential impairment.

        In addition, facts and circumstances could change, including further deterioration of general economic conditions or the retail environment, customers reducing orders in response to such conditions, and increased competition. These or other factors could result in changes to the calculation of fair value which could result in further impairment of the Company's remaining goodwill and other intangible assets. Changes in any one or more of these estimates and assumptions could produce different financial results.

  Depreciation and Amortization

        Depreciation of property and equipment is calculated using the straight-line method based on estimated useful lives ranging from two to ten years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Leasehold improvement lives range from one to fifteen years. The Company allocates depreciation and amortization of property, plant, and equipment to cost of sales and selling, general and administrative expenses (SG&A). The majority of the Company's depreciation and amortization is included in SG&A due to the nature of its operations. Most of the Company's depreciation is from its warehouses and its retail stores. The Company outsources all manufacturing; therefore, the amount allocated to cost of sales is not material.

  Fair Value Measurements

        The fair values of the Company's cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, income taxes receivable, short-term borrowings, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments. The fair values of the Company's long-term liabilities, other than contingent consideration, if recalculated based on current interest rates, would not significantly differ from the recorded amounts. The fair value of the contingent consideration related to acquisitions and of the Company's derivatives are measured and recorded at fair value on a recurring basis. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other current liabilities, respectively, in the consolidated balance sheets. The Level 2 inputs described below consist of forward spot rates at the end of the reporting period (see note 11).

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The tables below summarize the Company's financial liabilities and assets that are measured on a recurring basis at fair value:

		Fair Value Measurement Using
	Fair Value at December 31, 2011
		Level 1	Level 2	Level 3
Assets (Liabilities) at fair value
Nonqualified deferred compensation	$1,991	$1,991	$—	$—
Designated derivatives	$1,117	$—	$1,117	$—
Designated derivatives	$(87)	$—	$(87)	$—
Contingent consideration for acquisition of business	$91,600	$—	$—	$91,600

		Fair Value Measurement Using
	Fair Value at December 31, 2010
		Level 1	Level 2	Level 3
Assets (Liabilities) at fair value
Nonqualified deferred compensation	$132	$132	$—	$—
Designated derivatives	$2,434	$—	$2,434	$—
Non-designated derivatives	$(95)	$—	$(95)	$—

        The following table presents a reconciliation of the beginning and ending amounts related to the fair value for contingent consideration for acquisition of business, categorized as Level 3:

Beginning balance, January 1, 2011	$—
Contingent consideration for acquisition of business	88,100
Change in fair value	3,500

Balance, December 31, 2011	$91,600

  Stock Compensation

        All of the Company's stock compensation issuances are classified within stockholders' equity. Stock compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. The Company recognizes expense only for those awards that management deems probable of achieving the performance and service objectives. Determining the expense of share-based awards requires judgment, including estimating the percentage of awards that will be forfeited and probabilities of meeting the awards' performance criteria. If actual forfeitures differ significantly from the estimates or if probabilities change during a period, stock compensation expense and the Company's results of operations could be materially impacted.

  Nonqualified Deferred Compensation

        In 2010, the Company established a nonqualified deferred compensation program (referred to as "the Plan"). The Plan permits a select group of management employees, designated by the Plan Committee, to defer earnings to a future date on a nonqualified basis. For each plan year, on behalf of the Company, the Board may, but is not required to, contribute any amount it desires to any participant under the Plan. The Company's contribution will be determined by the Board annually in the fourth quarter. No such

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

contribution has been approved as of December 31, 2011. All amounts deferred under this plan are presented in long-term liabilities in the consolidated balance sheets. The value of the deferred compensation is recognized based on the fair value of the participants' accounts. The Company has established a rabbi trust as a reserve for the benefits payable under the Plan.

  Use of Estimates

        The preparation of the Company's consolidated financial statements in accordance with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory write-downs, accounts receivable reserves, returns liabilities, stock compensation, impairment assessments, depreciation and amortization, income tax liabilities and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles, assets and liabilities, including estimated contingent consideration payments. Actual results could differ materially from these estimates.

  Research and Development Costs

        All research and development costs are expensed as incurred. Such costs amounted to $14,160, $11,833 and $8,111 in 2011, 2010 and 2009, respectively, and are included in SG&A in the consolidated statements of income.

  Advertising, Marketing, and Promotion Costs

        Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing, and promotion are expensed as incurred. These expenses charged to operations for the years ended 2011, 2010 and 2009 were $57,259, $33,104, and $28,727 respectively. Included in prepaid and other current assets at December 31, 2011 and 2010 were $139 and $368, respectively, related to prepaid advertising, marketing, and promotion expenses for programs to take place after December 31, 2011 and 2010, respectively.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

        Basic net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the years ended December 31, 2011, 2010, and 2009, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of nonvested stock units (NSUs), restricted stock units (RSUs), stock appreciation rights (SARs), and options to purchase common stock. The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted-average shares used in basic computation	38,605,000	38,615,000	39,024,000
Dilutive effect of stock-based awards*	660,000	677,000	369,000

Weighted-average shares used for diluted computation	39,265,000	39,292,000	39,393,000

*Excluded NSUs and RSUs as of December 31, 2011, 2010, and 2009	319,000	85,000	159,000
*Excluded SARs as of December 31, 2011, 2010, and 2009	525,000	645,000	1,200,000

        The share-based awards that were excluded from the dilutive effect were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance through December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, the excluded RSUs include the maximum amount of the Level III Awards, as defined and discussed in note 6.

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

  Derivative Instruments and Hedging Activities

        The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward or option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. In addition, the Company utilizes foreign exchange forward and option contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency contracts for speculative or trading purposes.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        Certain of the Company's foreign currency forward contracts are designated cash flow hedges of forecasted intercompany sales and are subject to foreign currency exposures. These contracts allow the Company to sell Euros and British Pounds in exchange for US dollars at specified contract rates. Forward contracts are used to hedge forecasted intercompany sales over specific quarters. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity, and are recognized in the consolidated statements of income during the period which approximates the time the corresponding third-party sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in income. These contracts are generally entered into to offset the gains and losses on certain intercompany balances until the expected time of repayment.

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

        For all hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company factors the nonperformance risk of the Company and the counterparty into the fair value measurements of its derivatives. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported in other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

        The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is dedesignated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in OCI related to the hedging relationship.

        Some foreign exchange contracts are not designated as hedging instruments for financial accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in SG&A in the consolidated statements of income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

balances, which are also reported in SG&A. See note 11 for the impact of derivative instruments and hedging activities on the Company's consolidated financial statements.

  Comprehensive Income

        Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net income, foreign currency translation adjustments, and unrealized gains and losses on cash flow hedges and available for sale investments, the Company does not have any transactions and other economic events that qualify as comprehensive income.

  Business Segment Reporting

        Management of the Company has determined its reportable segments are its strategic business units. The six reportable segments are the UGG, Teva, Sanuk and other brands wholesale divisions, the eCommerce business, and the retail store business. The Company performs an annual analysis of its reportable segments. Information related to the Company's business segments is summarized in note 10.

  Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include $196,000 and $384,000 of money market funds at December 31, 2011 and 2010, respectively.

  Reclassifications

        Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current presentation. The impairment loss of $1,000 has been reclassified from impairment loss to SG&A in the consolidated statement of income in 2009 to conform to the current presentation.

(2) Retirement Plan

        The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate through tax-deferred contributions. The Company matches 50% of each eligible participant's tax-deferred contributions on up to 6% of eligible compensation on a per payroll period basis, with a true-up contribution if such eligible participant is employed by the Company on the last day of the calendar year. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. Worldwide matching contributions totaled $2,248, $2,472 and $1,023 during 2011, 2010, and 2009, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. However, the Company did not make any profit sharing contributions for the years ended December 31, 2011, 2010 or 2009.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(3) Property and Equipment

        Property and equipment is summarized as follows:

	December 31,
	2011	2010
Land	$19,954	$—
Machinery and equipment	50,081	36,978
Furniture and fixtures	13,794	8,986
Leasehold improvements	53,623	35,246

	137,452	81,210
Less accumulated depreciation and amortization	47,195	33,473

Net property and equipment	$90,257	$47,737

(4) Notes Payable and Long-Term Debt

        On August 30, 2011, the Company entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto. The Credit Agreement is a five-year, $200,000 secured revolving credit facility that contains a $50,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans and matures on August 30, 2016. Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $100,000, resulting in a maximum available principal amount of $300,000. None of the lenders under the Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments. At the Company's option, revolving loans issued under the Credit Agreement will bear interest at either adjusted London Interbank Offered Rate (LIBOR) for 30 days (0.30% at December 31, 2011) plus 1.25% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.25% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.25% per annum and adjusted LIBOR plus 1.50% per annum (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 0.50% per annum), based upon the Company's total adjusted leverage ratio at such time. In addition, the Company will initially be required to pay fees of 0.20% per annum on the daily unused amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.20% and 0.30% per annum, based upon the Company's total adjusted leverage ratio.

        The Company's obligations under the Credit Agreement are guaranteed by the Company's existing and future domestic subsidiaries other than certain immaterial subsidiaries and foreign subsidiaries (the "Guarantors"), and is secured by a first-priority security interest in substantially all of the assets of the Company and the Guarantors', including all or a portion of the equity interests of certain of the Company's domestic and foreign subsidiaries.

        The Credit Agreement contains financial covenants which include: the asset coverage ratio must be greater than 1.10 to 1.00; and the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations. The Credit Agreement contains certain other covenants which include: a maximum additional

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

secured debt related to a capital asset not to exceed $20,000, maximum additional unsecured debt not to exceed $200,000; maximum secured debt not related to a capital asset not to exceed $5,000, maximum judgment of $10,000; maximum ERISA event of $10,000 in one year, $20,000 in all years; the Company may not have a change of control; there is no limit on acquisitions, if the total adjusted leverage ratio does not exceed 2.75 to 1.00 and the Company must have a minimum amount of cash plus unused credit of $75,000; and there is no restriction on dividends or share repurchases, if the minimum amount of cash plus unused credit is $75,000.

        At December 31, 2011, the Company had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $553. As a result, $199,447 was available under the Credit Agreement at December 31, 2011.

(5) Income Taxes

        Components of income taxes are as follows:

	Federal	State	Foreign	Total
2011:
Current	$63,758	$12,226	$7,487	$83,471
Deferred	1,003	(1,067)	(3)	(67)

	$64,761	$11,159	$7,484	$83,404

2010:
Current	$71,032	$16,764	$3,648	$91,444
Deferred	(2,182)	377	93	(1,712)

	$68,850	$17,141	$3,741	$89,732

2009:
Current	$48,523	$10,350	$2,123	$60,996
Deferred	4,752	587	(31)	5,308

	$53,275	$10,937	$2,092	$66,304

        Foreign income before income taxes was $108,738, $43,327 and $27,912 during the years ended December 31, 2011, 2010 and 2009, respectively.

        Actual income taxes differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years Ended December 31
	2011	2010	2009
Computed "expected" income taxes	$99,842	$87,517	$64,105
State income taxes, net of federal income tax benefit	6,912	10,566	7,600
Foreign rate differential	(24,783)	(11,304)	(7,878)
Other	1,433	2,953	2,477

	$83,404	$89,732	$66,304

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	2011	2010
Deferred tax assets (liabilities), current:
Uniform capitalization adjustment to inventory	$5,271	$3,127
Bad debt and other reserves	8,874	7,365
State taxes	1,729	4,360
Prepaid expenses	(1,460)	(2,850)

Total deferred tax assets, current	14,414	12,002

Deferred tax assets (liabilities), noncurrent:
Amortization and impairment of intangible assets	7,181	6,262
Depreciation of property and equipment	(6,056)	(3,230)
Share-based compensation	11,305	11,105
Foreign currency translation	(744)	(1,062)
Deferred rent	169	1,245
Acquisition costs	808	—
Other	63	63
Net operating loss carryforwards	497	738

Total deferred tax assets, noncurrent	13,223	15,121

Net deferred tax assets	$27,637	$27,123

        In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of $73,863. The deferred tax assets are primarily related to the Company's domestic operations. The change in net deferred tax assets between December 31, 2011 and December 31, 2010 includes $448 attributable to OCI. Domestic taxable income for the years ended December 31, 2011 and 2010 was $141,368 and $194,228, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance was recorded in 2011 or 2010.

        As of December 31, 2011, withholding and US taxes have not been provided on approximately $186,000 of unremitted earnings of non-US subsidiaries because the earnings are expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. As of December 31, 2011, the Company had approximately $43,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. If the Company were to repatriate foreign cash, the Company would record the US tax liability net of any foreign income taxes previously paid on this cash. The Company has no plans to repatriate any of its foreign cash. For the full year 2011, the Company generated approximately 28.0% of its pre-tax earnings from a country which does not impose a corporate income tax.

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

Balance at December 31, 2009	$5,011
Gross increase related to current year tax positions	2,235
Settlements	(1,740)

Balance at December 31, 2010	$5,506
Gross decrease related to prior years' tax positions	(2,235)

Balance at December 31, 2011	$3,271

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2011 was $3,175. Also, included in the balance of unrecognized tax benefits at December 31, 2011 was $96 that, if recognized, would be recorded as an adjustment to long term deferred tax assets. For the year ended December 31, 2011, $83 of interest expense generated by income tax contingencies was recognized in the consolidated statements of income. As of December 31, 2011 and 2010, $817 and $734, respectively, of interest was accrued in the consolidated balance sheets.

        The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or non-US income tax examinations by tax authorities for years before 2007. The Company's federal income tax returns for the years ended December 31, 2006 through December 31, 2009 are under examination by the Internal Revenue Service (IRS). In connection with the examination, the Company has received notices of proposed adjustments (NOPAs), which the Company agreed with and recorded in its consolidated financial statements. In addition, in March 2011, the Company received a NOPA related to transfer pricing arrangements with the Company's subsidiaries in which adjustments were asserted totaling approximately $55,000 of additional taxable income, representing additional federal taxes and penalties of approximately $27,000, excluding interest. The Company responded to this NOPA indicating that it disagrees with the proposed adjustments and will appeal the NOPA if the Company is unable to reach a resolution at the exam level. The matter has now been sent to IRS Appeals and is scheduled for a hearing in April 2012. The Company does not know if the hearing at IRS Appeals will result in a material effect to the Company's consolidated financial statements. It is reasonably possible that the Company's unrecognized tax benefit could change; however, the Company believes its unrecognized tax benefits are adequate.

        Although the Company believes its tax estimates are reasonable and prepares its tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates or from its historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

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

(6) Stockholders' Equity

        In May 2006, the Company adopted the 2006 Equity Incentive Plan (the 2006 Plan), which was amended by Amendment No. 1 dated May 9, 2007. The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company's continued success. The 2006 Plan provides for 6,000,000 shares of the Company's common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 4,500,000. Pursuant to the Deferred Stock Unit Compensation Plan, a Sub Plan under the 2006 Plan, a participant may elect to defer settlement of their outstanding unvested awards until such time as elected by the participant.

        The Company grants NSUs annually to key personnel. The NSUs granted entitle the employee recipients to receive shares of common stock in the Company. The vesting of all NSUs is subject to achievement of certain performance targets. For NSUs granted prior to 2011, these awards vest in quarterly increments between the third and fourth anniversary of the grant. For NSUs granted in 2011, one-third of these awards will vest at the end of each of the three years after the performance goals are achieved.

        The Company also has long-term incentive award agreements under the 2006 Plan for issuance of SAR awards and RSU awards to the Company's current and future executive officers. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. One-half of the SAR and RSU awards vested 80% on December 31, 2010 and 20% on December 31, 2011, and, provided that the conditions are met, one-half of the SAR and RSU awards vest 80% on December 31, 2015 and 20% on December 31, 2016. The awards that vested on December 31, 2011 were settled on February 29, 2012. The Company fully expensed these awards as of December 31, 2011. The Company recognizes expense only for those awards that management deems probable of achieving the performance and service objectives.

        In May 2010, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 125,000,000 shares.

        In June 2009, the Company approved a stock repurchase program to repurchase up to $50,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The program did not obligate the Company to acquire any particular amount of common stock. The purchases were funded from available working capital. During the year ended December 31, 2011, the Company repurchased approximately 245,000 shares for approximately $20,000, or an average price of $81.22 per share. During the year ended December 31, 2010, the Company repurchased approximately 230,000 shares for approximately $10,000, or an average price of $43.67 per share. During the year ended December 31, 2009, the Company repurchased approximately 900,000 shares for approximately $20,000, or an average price of $22.14 per share. As of December 31, 2011, the Company had repurchased the full amount authorized under this program.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        In June 2011, the Board of Directors of the Company adopted a new long-term incentive award under its 2006 Equity Incentive Plan (the "Level III Awards"). These awards will be available for issuance to current and future members of the Company's management team, including the Company's named executive officers. Each recipient will receive a specified maximum number of RSUs, each of which will represent the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The awards will vest on December 31, 2014 only if the Company meets certain revenue and diluted earnings per share targets for the year ended December 31, 2014. No vesting of any Level III Award will occur if either of the threshold performance criteria is not met for the year ending December 31, 2014. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this new program, the Company granted a maximum amount of 275,000 RSUs during the year ended December 31, 2011. As of December 31, 2011, the Company did not believe that the achievement of the performance objectives for the Level III Awards was probable, and therefore the Company did not recognize compensation expense for these awards. If the performance objectives become probable, the Company will then begin recording an expense for the Level III Awards and would recognize a cumulative catch-up adjustment in the period they become probable. As of December 31, 2011, the cumulative amount would be $2,740 based on the maximum number of units if the performance objectives were probable.

        Subsequent to December 31, 2011, the Company approved a new stock repurchase program to repurchase up to $100,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. The purchases will be funded from available working capital.

        On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

        The table below summarizes stock compensation amounts recognized in the consolidated statements of income:

	Year Ended December 31,
	2011	2010	2009
Compensation expense recorded for:
NSUs	$11,719	$7,915	$5,652
SARs	1,813	3,420	5,287
RSUs	305	677	994
Directors' shares	966	770	1,083

Total compensation expense	14,803	12,782	13,016
Income tax benefit recognized	(5,788)	(5,127)	(5,096)

Net compensation expense	$9,015	$7,655	$7,920

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards and the weighted-average period over which the cost is expected to be recognized as of December 31, 2011:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$18,813	1.4
SARs	6,384	4.2
RSUs	981	4.2

Total	$26,178

        The unrecognized compensation cost excludes a maximum of $20,591 of compensation cost on the Level III Awards, as achievement of the performance conditions are not considered probable.

  Nonvested Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	744,000	$23.52
Granted	291,000	17.80
Vested	(288,000)	10.42
Forfeited	(30,000)	26.34

Nonvested at December 31, 2009	717,000	$26.34
Granted	315,000	45.99
Vested	(208,000)	22.83
Forfeited	(26,000)	25.98

Nonvested at December 31, 2010	798,000	$35.61
Granted	199,000	87.50
Vested	(263,000)	40.31
Forfeited	(57,000)	46.61

Nonvested at December 31, 2011	677,000	$48.14

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Stock Appreciation Rights Issued Under the 2006 Plan

	Number of SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,200,000	$26.73	10.8	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	1,200,000	$26.73	9.8	$8,608
Granted	—	—
Exercised	—	—
Forfeited	(75,000)	26.73

Outstanding at December 31, 2010	1,125,000	$26.73	8.7	$59,636
Granted	—	—
Exercised	(365,000)	26.73
Forfeited	—	—

Outstanding at December 31, 2011	760,000	$26.73	8.8	$37,118

Exercisable at December 31, 2011	115,000	$26.73	5.4	$5,617
Expected to vest and exercisable at December 31, 2011	704,000	$26.73	8.7	$34,381

        The maximum contractual term is 10 and 15 years from the date of grant for those SARs with final vesting dates of December 31, 2011 and December 31, 2016, respectively. The number of SARs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. The difference between the amount outstanding and the amount expected to vest and exercisable at December 31, 2011 was estimated forfeitures for estimated failure to meet the long-term service conditions. On February 29, 2012, 120,000 SARs that vested on December 31, 2011 became exercisable.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share quantity and per share data)

  Restricted Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	159,000	$26.73
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2009	159,000	$26.73
Granted	—	—
Vested	(64,000)	26.73
Forfeited	(10,000)	26.73

Nonvested at December 31, 2010	85,000	$26.73
Granted	275,000	82.09
Vested	(16,000)	26.73
Forfeited	(25,000)	82.09

Nonvested at December 31, 2011	319,000	$70.15

        The amounts granted in 2011 are the maximum amount under the Level III Awards. The Company issued 16,000 shares that vested on December 31, 2011 on February 29, 2012.

(7) Accumulated Other Comprehensive (Loss) Income

        Accumulated balances of the components within accumulated other comprehensive (loss) income are as follows:

	December 31,
	2011	2010
Cumulative foreign currency translation adjustment	$(2,363)	$(413)
Unrealized gain on foreign currency hedging, net of tax	633	1,564
Unrealized gain on short-term investments, net of tax	—	2

Accumulated other comprehensive (loss) income	$(1,730)	$1,153

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(8) Commitments and Contingencies

        The Company leases office, distribution, and retail facilities under operating lease agreements, which expire through 2024. Some of the leases contain renewal options for approximately one to ten years. Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2012	$27,241
2013	24,364
2014	21,543
2015	20,037
2016	17,208
Thereafter	43,176

$153,569

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

	Years Ended December 31,
	2011	2010	2009
Minimum rentals	$26,645	$18,551	$13,707
Contingent rentals	6,085	2,496	1,147

	$32,730	$21,047	$14,854

        The Company had $264,242 of outstanding purchase orders with its manufacturers as of December 31, 2011. In addition, the Company entered into agreements for promotional activities and other services. Future commitments under these purchase orders and other agreements are as follows:

Year ending December 31:
2012*	$268,221
2013	1,767
2014	1,119

$271,107

*
Included in the 2012 amount are remaining commitments, net of deposits, that are also unconditional purchase obligations relating to sheepskin contracts. The Company enters into contracts requiring minimum purchase commitments of sheepskin that Deckers' affiliates, manufacturers, factories, and other agents (each or collectively, a "Buyer") must make on or before a specified target date. Under certain contracts, the Company may pay an advance deposit, that are included in other current assets on the consolidated balance sheets and shall be repaid to the Company as Buyers purchase goods under the terms of these agreements. In the event that a Buyer does not purchase certain minimum commitments on

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled. All of these agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts. The contracts do not permit net settlement. The Company expects sheepskin purchases by third party factories will eventually exceed the contract levels. Therefore, management believes the likelihood of any non-performance payments under these contractual arrangements is remote and would have an immaterial effect on the consolidated statements of income. The Company determined this based upon its projected sales and inventory purchases. Minimum commitments for these contracts as of December 31, 2011 were as follows:

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
July 2011	January 31, 2012	$ 20,000	$ 39,271	$ 13,400	$ 6,421
October 2011	July 31, 2012	$ 50,000	$ 158,000	$ 50,000	$ 102,771

          The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations. In addition, the Company has agreed to indemnify certain of its licensees, distributors, and promotional partners in connection with claims related to the use of the Company's intellectual property. The terms of such agreements range up to five years initially and generally do not provide for a limitation on the maximum potential future payments. Management believes the likelihood of any payments is remote and would be immaterial. The Company determined the risk was low based on a prior history of insignificant claims. The Company is not currently involved in any indemnification matters in regards to its intellectual property.

  (9) Business Combination

          On May 19, 2011, the Company entered into an asset purchase agreement whereby it agreed to acquire substantially all of the assets and assume the related liabilities of Sanuk, an action sport footwear brand rooted in the surf community, known for its original sandals and shoes. On July 1, 2011, the Company completed the acquisition of the purchased assets and the assumption of the assumed liabilities. The total purchase price for the assets related to the Sanuk brand was $123,544 plus contingent consideration. The contingent consideration included 2011 EBITDA of the Sanuk brand multiplied by ten, less the closing payment, up to maximum of $30,000, expected to be paid in March 2012; and additional contingent consideration payments as follows:

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The Company acquired the Sanuk brand based upon the belief that Sanuk is a profitable, well-run business with a similar corporate culture, and provides substantial growth opportunities, particularly within the action sports market where it has a large and loyal consumer base of active outdoor enthusiasts. The Sanuk brand complements the Company's existing brand portfolio with its unique market position through the combination of original and innovative product designs, as well as authentic and irreverent marketing campaigns. The brand assists in balancing the Company's existing seasonality, with its largest revenues being generated in the first half of the year. The Sanuk brand also brings additional distribution channels to the Company, as it sells to hundreds of independent specialty surf and skate shops throughout the US that were not significantly in the Company's existing customer portfolio. The acquisition was accounted for as a business combination, and the Sanuk brand is reported as a new reportable segment.

        The Company has included the operating results of the Sanuk brand in its consolidated financial statements since the date of acquisition, including worldwide revenue of $26,578 and operating loss of $3,004 for all distribution channels. This operating loss includes overhead costs that are excluded from worldwide wholesale segment operating income of $797 (see note 10). The operating loss also included $5,066 of amortization expense on the acquired Sanuk intangibles and $3,500 of expense related to the change in fair value of the Sanuk contingent consideration due to accretion and updated forecasts of the gross profit of the Sanuk brand through 2015. For the year ended December 31, 2011, the Company incurred approximately $4,000 of transaction costs for the Sanuk acquisition which was included in SG&A.

        The fair value of the contingent consideration is based on Level 3 inputs, and further changes in the fair value of the contingent consideration will be recorded through operating income (see note 1). The Company allocated the excess of the purchase price over the identifiable intangible and net tangible assets to goodwill. The goodwill arising from the acquisition of the Sanuk brand relates to the projected earnings power in the future, which includes the items discussed above. The goodwill is included in the Sanuk wholesale reportable segment and all of it is expected to be deductible for tax purposes.

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

Identifiable intangible asset	Method	Discount Rate	Royalty Rate
US trademarks	Relief from royalty	15.0%	5.0%
International trademarks	Relief from royalty	17.0%	5.0%
Customer relationships	Excess earnings	15.5%
International distributor relationships	Lost profits	17.5%
US non-compete agreements	Lost profits	15.5%
International non-compete agreements	Lost profits	17.5%
Patents	Relief from royalty	16.5%	3.0%
US backlog	Excess earnings	14.0%
International backlog	Excess earnings	16.0%

        The amortizable intangible assets are being amortized straight-line over their estimated useful lives, with the exception of the customer relationships, which are being amortized on an accelerated basis based

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

on their aggregate projected after tax undiscounted cash flows. The following table summarizes the final purchase price allocation:

	Estimated Fair Value	Estimated Useful Life (Years)
Consideration
Cash paid	$125,203
Receivable from sellers	(1,659)
Contingent consideration arrangement	88,100

Total consideration transferred	$211,644

Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade accounts receivable, net of allowances of $1,130	$12,809
Inventories	7,545
Other assets	367
Trade accounts payable	(5,544)
Other liabilities	(507)

Net tangible assets acquired	14,670
Identifiable intangible assets:
Trademarks	47,200	20
Customer relationships	21,300	8
International distributor relationships	800	2
Non-compete agreements	5,300	5
Patents	6,600	14
Backlog	1,830	1
Goodwill	113,944	Non-amortizable

Total purchase price	$211,644

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The table below reconciles the preliminary purchase price allocation to the final purchase price allocation. The adjustments to cash paid and receivable from sellers are the final working capital adjustment.

	As of Acquisition	Adjustments	As of December 31, 2011
Consideration
Cash paid	$122,524	$2,679	$125,203
Receivable from sellers	—	(1,659)	(1,659)
Contingent consideration arrangement	84,300	3,800	88,100

		$4,820

Trade accounts payable	$(5,590)	$46	$(5,544)
Goodwill	109,170	4,774	113,944

		$4,820

        The following table presents the unaudited pro forma results of the Company for the year ended December 31, 2011 and 2010 as if the acquisition of the Sanuk brand had occurred on January 1, 2010. These results are not intended to reflect the actual operations of the Company had the acquisition occurred on January 1, 2010. Acquisition transaction costs have been excluded from the pro forma operating income.

	December 31,
	2011	2010
Net sales	$1,419,557	$1,049,389
Income from operations	$297,835	$246,130

        The Company entered into a deferred purchase factoring agreement with CIT Commercial Services (CIT) whereby CIT collects the Sanuk accounts receivable at the gross amount of such receivables, less any discounts and allowances. CIT is responsible for the servicing and administration of accounts receivables collected on behalf of the Company and, to the extent that an eligible account is in default, CIT is required to purchase the account from the Company. CIT collects amounts due and remits collected funds, less factoring and various administrative fees. Open receivables collected by CIT totaled approximately $4,700 at December 31, 2011 and are included in accounts receivable in the consolidated balance sheets. Collection fees for the year ended December 31, 2011 were $111.

(10) Business Segments, Concentration of Business, and Credit Risk and Significant Customers

        The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies (see note 1), except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company's reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and its other brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The eCommerce and retail

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs include the following: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others. The gross profit derived from the sales to third parties of the eCommerce and retail stores segments is separated into two components: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments. In prior periods, the gross profit of the international portion of the eCommerce and retail stores segments included both the wholesale and retail profit. This change in segment reporting only changed the presentation within the below table and did not impact the Company's consolidated financial statements for any periods. The segment information for the years ended December 31, 2010 and 2009 has been adjusted retrospectively to conform to the current period presentation.

        The Company's other brands include Simple®, TSUBO®, Ahnu®, and MOZO®. The Company ceased distribution of the Simple brand effective December 31, 2011. The wholesale operations of the Company's other brands are included as one reportable segment, other wholesale, presented in the figures below. The

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

Sanuk brand operations are included in the Company's segment reporting effective upon the acquisition date of July 1, 2011. Business segment information is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
Net sales to external customers:
UGG wholesale	$915,203	$663,854	$566,964
Teva wholesale	118,742	96,207	71,952
Sanuk wholesale	26,039	—	—
Other brands wholesale	21,801	23,476	19,644
eCommerce	106,498	91,808	75,666
Retail stores	189,000	125,644	78,951

	$1,377,283	$1,000,989	$813,177

Income (loss) from operations:
UGG wholesale	$388,275	$307,478	$235,849
Teva wholesale	20,267	18,684	12,495
Sanuk wholesale	797	—	—
Other brands wholesale	(9,524)	(6,184)	(14,698)
eCommerce	24,255	23,536	21,073
Retail stores	31,461	27,310	15,361
Unallocated overhead	(170,693)	(121,736)	(88,833)

	$284,838	$249,088	$181,247

Depreciation and amortization:
UGG wholesale	$4,375	$112	$253
Teva wholesale	587	2,024	267
Sanuk wholesale	5,125	—	—
Other brands wholesale	533	1,125	1,013
eCommerce	540	232	210
Retail stores	6,082	3,018	2,365
Unallocated overhead	8,185	5,772	4,352

	$25,427	$12,283	$8,460

Capital expenditures:
UGG wholesale	$706	$1,155	$52
Teva wholesale	305	150	21
Sanuk wholesale	1,778	—	—
Other brands wholesale	198	226	1,260
eCommerce	1,419	1,030	304
Retail stores	22,297	11,296	6,498
Unallocated overhead	29,083	9,191	5,836

	$55,786	$23,048	$13,971

Total assets from reportable segments:
UGG wholesale	$347,213	$194,028	$130,493
Teva wholesale	61,893	49,849	31,105
Sanuk wholesale	217,936	—	—
Other brands wholesale	10,690	12,031	11,551
eCommerce	5,964	4,053	2,431
Retail stores	80,514	39,377	27,931

	$724,210	$299,338	$203,511

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The assets allocable to each segment generally include accounts receivable, inventory, fixed assets, intangible assets, and certain other assets that are specifically identifiable with one of the Company's segments. Unallocated assets are the assets not specifically related to the segments and include cash and cash equivalents, deferred tax assets, and various other assets shared by the Company's segments. Reconciliations of total assets from reportable segments to the consolidated balance sheets are as follows:

	December 31,
	2011	2010
Total assets from reportable segments	$724,210	$299,338
Unallocated cash and cash equivalents	263,606	445,226
Unallocated deferred tax assets	27,637	27,123
Other unallocated corporate assets	130,743	37,307

Consolidated total assets	$1,146,196	$808,994

        A portion of the Company's cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of December 31, 2011, the Company had experienced no loss or lack of access to cash in its operating accounts.

        The remainder of the Company's cash equivalents is invested in interest bearing funds managed by third party investment management institutions. These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and the European debt crisis, which have affected various sectors of the financial markets. As of December 31, 2011, the Company had experienced no loss or lack of access to its invested cash and cash equivalents.

        The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions. International sales were 31.4%, 23.7%, and 20.6% of the Company's total net sales for the years ended December 31, 2011, 2010, and 2009, respectively. For the year ended December 31, 2011, no single foreign country comprised more than 10% of total sales. The Company does not consider international operations a separate segment, as

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, by major country were as follows:

	December 31,
	2011	2010
US	$65,034	$36,591
UK	6,703	6,753
All other countries*	18,520	4,393

Total	$90,257	$47,737

*
No other country's long-lived assets comprised more than 10% of total long-lived assets as of December 31, 2011 and 2010.

        Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. No single customer accounted for more than 10% of net sales in the year ended December 31, 2011. One customer accounted for 11.9%, and 13.2% of the Company's net sales in 2010, and 2009, respectively. This customer's revenues were generated from UGG, Teva, and other wholesale segments. No other customer accounted for more than 10% of net sales in the years ended December 31, 2010, and 2009. As of December 31, 2011, the Company had one customer representing 17.1% of net trade accounts receivable. As of December 31, 2010, the Company had one customer representing 33.2% and another customer representing 10.1% of net trade accounts receivable.

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

(11) Foreign Currency Exchange Contracts and Hedging

        As of December 31, 2011, the Company's total hedging contracts had notional amounts totaling approximately $66,000, held by one counterparty. At December 31, 2011, the outstanding contracts were expected to mature over the next 12 months.

        The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the year ended December 31, 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2011. As of December 31, 2011, the total amount in accumulated other comprehensive (loss) income (see note 7) was expected to be reclassified into income within the next 15 months.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The following tables summarize the effect of derivative instruments on the consolidated financial statements:

For the Year Ended December 31,	Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain (Loss) from Amount Excluded from Effectiveness Testing
2011	Foreign Exchange Contracts	$(1,376)	Net Sales	$125	SG&A	$(260)
2010	Foreign Exchange Contracts	$ 2,566	Net Sales	—	SG&A	$(133)

For the Year Ended December 31,	Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2011	Foreign Exchange Contracts	SG&A	$(541)
2010	Foreign Exchange Contracts	SG&A	$ (95)

(12) Quarterly Summary of Information (Unaudited)

        Summarized unaudited quarterly financial data are as follows:

	2011
	March 31	June 30	September 30	December 31
Net sales	$204,851	$154,222	$414,358	$603,852
Gross profit	102,478	65,912	202,853	307,752
Net income (loss) attributable to Deckers Outdoor Corporation	19,178	(7,339)	62,484	124,729
Net income (loss) per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$0.50	$(0.19)	$1.62	$3.23
Diluted	$0.49	$(0.19)	$1.59	$3.18

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

(13) Goodwill and Other Intangible Assets

        Most of the Company's goodwill is related to the Sanuk reportable segment, with the remaining related to the UGG reportable segment. The Company's goodwill and other intangible assets are summarized as follows:

	Gross Carrying Amount	Weighted- Average Amortization Period	Accumulated Amortization	Net Carrying Amount
As of December 31, 2011
Intangibles subject to amortization	$85,847	15 years	$6,853	$78,994
Intangibles not subject to amortization:
Goodwill				120,045
Trademarks				15,455

Total goodwill and other intangible assets				$214,494

As of December 31, 2010
Intangibles subject to amortization	$5,854	7 years	$2,895	$2,959
Intangibles not subject to amortization:
Goodwill				6,507
Trademarks				15,452

Total goodwill and other intangible assets				$24,918

        The additions to goodwill through acquisitions were attributable to the Sanuk reportable segment (see note 9), and the impairment loss was attributable to the other brands reportable segment. Changes in the Company's goodwill are summarized as follows:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2009	$21,932	$(15,425)	$6,507
Additions through acquisitions	—	—	—

Balance at December 31, 2010	$21,932	$(15,425)	$6,507
Additions through acquisitions	113,944	—	113,944
Impairment loss	—	(406)	(406)

Balance at December 31, 2011	$135,876	$(15,831)	$120,045

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        As of December 31, 2011 and 2010, the Company performed its annual impairment tests and evaluated its UGG and Sanuk goodwill. Also, as of October 31, 2011 and 2010, the company evaluated its Teva trademarks. Based on the carrying amounts of the UGG, Teva, Sanuk, and other brands' goodwill, trademarks, and net assets, the brands' 2011 and 2010 sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, the Company concluded that the carrying amounts of the UGG and Sanuk goodwill, as well as the Teva trademarks, were not impaired. All goodwill was evaluated based on qualitative analyses, and other nonamortizable intangibles were evaluated based on Level 3 inputs.

        Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2011, 2010, and 2009 was $9,599, $2,598, and $388 respectively. The following table summarizes the expected amortization expense on existing intangible assets for the next five years.

Year ending December 31:
2012	$8,638
2013	7,655
2014	6,785
2015	6,382
2016	4,920
Thereafter	44,614

$78,994

(14) Recent Accounting Pronouncements

        In December 2010, the FASB issued ASU, Disclosure of Supplementary Pro Forma Information for Business Combinations, an amendment to Accounting Standards Codification (ASC) 805, Business Combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company adopted this standard in connection with its Sanuk acquisition and included the required disclosures in its consolidated financial statements.

        In June 2011, the FASB issued ASU, Presentation of Comprehensive Income, an amendment to ASC 220, Comprehensive Income, that brings US Generally Accepted Accounting Principles (GAAP) into alignment with International Financial Reporting Standards for the presentation of OCI. Effective for the Company beginning January 1, 2012, the option in current GAAP that permits the presentation of OCI in the statement of changes in equity has been eliminated. The provisions of the update provide that an entity that reports items of OCI has two options: (1) a single statement must present the components of net income, total net income, the components of OCI, total OCI, and total comprehensive income; or (2) a two-statement approach whereby an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of OCI, a total for OCI, and a total for comprehensive income. Beginning January 1, 2012, the Company will adopt this ASU using the single statement approach. The adoption of this ASU will only change the presentation of OCI on the Company's consolidated financial statements.

Schedule II

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2011:
Allowance for doubtful accounts(1)	$1,379	$642	$302	$1,719
Allowance for sales discounts(2)	5,819	36,254	37,444	4,629
Allowance for sales returns(3)	4,039	37,355	30,081	11,313
Chargeback allowance(4)	2,535	1,744	248	4,031
Year ended December 31, 2010:
Allowance for doubtful accounts(1)	$2,710	$(763)	$568	$1,379
Allowance for sales discounts(2)	2,796	26,514	23,491	5,819
Allowance for sales returns(3)	3,235	20,726	19,922	4,039
Chargeback allowance(4)	3,049	(253)	261	2,535
Year ended December 31, 2009:
Allowance for doubtful accounts(1)	$2,482	$399	$171	$2,710
Allowance for sales discounts(2)	4,241	22,630	24,075	2,796
Allowance for sales returns(3)	2,335	15,947	15,047	3,235
Chargeback allowance(4)	1,648	1,644	243	3,049

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