Form 10-Q
period 2012-03-31
DECKERS OUTDOOR CORP
filed 2012-05-09
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-22446

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2012

Common Stock, $0.01 par value	38,483,139

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	March 31,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$228,571	$263,606
Trade accounts receivable, net of allowances of $13,081 and $21,692 as of March 31, 2012 and December 31, 2011, respectively	108,162	193,375
Inventories	208,453	253,270
Prepaid expenses	11,086	8,697
Other current assets	76,995	84,540
Deferred tax assets	14,414	14,414
Total current assets	647,681	817,902

Property and equipment, net	94,019	90,257
Goodwill	120,045	120,045
Other intangible assets, net	92,289	94,449
Deferred tax assets	14,064	13,223
Other assets	12,273	10,320
Total assets	$980,371	$1,146,196

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$41,630	$110,853
Accrued payroll	13,080	32,594
Other accrued expenses	40,346	57,744
Income taxes payable	85	30,888
Total current liabilities	95,141	232,079

Long-term liabilities	52,071	72,687

Commitments and contingencies (note 10)

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 38,480 and 38,692 shares as of March 31, 2012 and December 31, 2011, respectively	385	387
Additional paid-in capital	148,706	144,684
Retained earnings	680,486	692,595
Accumulated other comprehensive loss	(2,060)	(1,730)
Total Deckers Outdoor Corporation stockholders’ equity	827,517	835,936
Noncontrolling interest	5,642	5,494
Total equity	833,159	841,430
Total liabilities and equity	$980,371	$1,146,196

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$246,306	$204,851
Cost of sales	133,018	102,373
Gross profit	113,288	102,478

Selling, general and administrative expenses	101,355	74,283
Income from operations	11,933	28,195

Other (income) expense, net:
Interest income	(102)	(52)
Interest expense	49	(58)
Other, net	(348)	(28)
	(401)	(138)
Income before income taxes	12,334	28,333

Income tax expense	4,299	8,500
Net income	8,035	19,833

Other comprehensive (loss) income, net of tax
Unrealized loss on foreign currency hedging	(1,068)	(2,716)
Foreign currency translation adjustment	738	(252)
Total other comprehensive loss	(330)	(2,968)
Comprehensive income	$7,705	$16,865

Net income attributable to:
Deckers Outdoor Corporation	7,887	19,178
Noncontrolling interest	148	655
	$8,035	$19,833

Total comprehensive income attributable to:
Deckers Outdoor Corporation	7,557	16,210
Noncontrolling interest	148	655
	$7,705	$16,865

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$0.20	$0.50
Diluted	$0.20	$0.49

Weighted-average common shares outstanding:
Basic	38,614	38,609
Diluted	39,094	39,397

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$8,035	$19,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	8,418	5,877
Provision for (recovery of) doubtful accounts, net	204	(171)
Write-down of inventory	862	1,160
Stock compensation	3,970	2,827
Other	165	131
Changes in operating assets and liabilities:
Trade accounts receivable	85,010	38,607
Inventories	43,955	16,718
Prepaid expenses and other current assets	4,198	(5,342)
Other assets	(2,117)	(2,695)
Trade accounts payable	(69,223)	(24,063)
Contingent consideration	(959)	—
Accrued expenses	(27,961)	(27,976)
Income taxes payable	(30,318)	(22,773)
Long-term liabilities	2,831	1,450
Net cash provided by operating activities	27,070	3,583

Cash flows from investing activities:
Purchases of property and equipment	(11,188)	(5,060)
Purchases of intangible assets	—	(4,148)
Net cash used in investing activities	(11,188)	(9,208)

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(3,353)	(5,286)
Excess tax benefits from stock compensation	461	3,393
Cash paid for repurchases of common stock	(19,999)	—
Contingent consideration paid	(29,041)	—
Net cash used in financing activities	(51,932)	(1,893)

Effect of exchange rates on cash	1,015	192
Net change in cash and cash equivalents	(35,035)	(7,326)
Cash and cash equivalents at beginning of period	263,606	445,226
Cash and cash equivalents at end of period	$228,571	$437,900

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$34,025	$27,867
Interest	$47	$6
Non-cash investing activity:
Accruals for purchases of property and equipment	$1,090	$148
Accruals for asset retirement obligations	$33	$—
Non-cash financing activity:
Accruals for shares withheld for taxes	$1,195	$1,891

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(1)                      General

(a)          Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years or other interim periods.  Deckers Outdoor Corporation (also referred to as Deckers or the Company) strives to be a premier lifestyle marketer that builds niche brands into global market leaders by designing and marketing innovative, functional and fashion-oriented footwear and accessories, developed for both high performance outdoor activities and everyday casual lifestyle use.  The Company’s business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters and the highest percentage of Teva® and Sanuk® brand net sales occurring in the first and second quarters of each year. The other brands do not have a significant seasonal impact on the Company.  The Company owns 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China.  Stella International is also one of the Company’s major manufacturers in China.  On April 2, 2012, the Company purchased, for a total purchase price of $20,000, the remaining 49% interest owned by Stella International.  The Company will account for this transaction as acquiring the remaining interest of an entity that has already been majority-owned by the Company.  Prior to this purchase, the Company already had a controlling interest in this entity, and therefore, the subsidiary has been and will continue to be consolidated with the Company’s operations.

In January 2011, the Company acquired certain assets from its UGG and Teva brands distributor that sold to retailers in the United Kingdom (UK) and from its UGG brand distributor that sold to retailers in Benelux and France.  The distribution rights in these regions reverted back to the Company on December 31, 2010 upon the expiration of the distribution agreements.  On July 1, 2011, the Company acquired the Sanuk brand.  Deckers Outdoor Corporation’s condensed consolidated financial statements include the operations of the Sanuk brand beginning July 1, 2011.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto.  For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012.

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

(2)                      Accounts Receivable Factoring Agreement

The Company has a deferred purchase factoring agreement with CIT Commercial Services (CIT) whereby CIT collects the Sanuk accounts receivable. CIT is responsible for the servicing and administration of accounts receivables collected on behalf of the Company and, to the extent that an eligible account is in default, CIT is required to purchase the account from the Company. Open receivables collected by CIT totaled approximately $17,100 at March 31, 2012 and $4,700 at December 31, 2011 and are included in accounts receivable in the condensed consolidated balance sheets.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(3)                      Stockholders’ Equity

In May 2006, the Company adopted the 2006 Equity Incentive Plan (the 2006 Plan), which was amended by Amendment No. 1 dated May 9, 2007. The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success. The 2006 Plan provides for 6,000,000 shares of the Company’s common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 4,500,000. Pursuant to the Deferred Stock Unit Compensation Plan, a Sub Plan under the 2006 Plan, a participant may elect to defer settlement of their outstanding unvested awards until such time as elected by the participant.

The Company has elected to grant nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the employee recipients to receive shares of common stock in the Company.  The vesting of all NSUs is subject to achievement of certain performance targets.  For NSUs granted in 2012 and 2011, one-third of these awards will vest at the end of each of the three years after the performance goals are achieved.  On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

On February 23, 2012, the Company approved a new stock repurchase program to repurchase up to $100,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. The purchases will be funded from available working capital.  During the three months ended March 31, 2012, the Company repurchased approximately 274,000 shares under this program, for approximately $20,000, or an average price of $72.96.  As of March 31, 2012, the remaining approved amount for repurchases was approximately $80,000.  Subsequent to March 31, 2012, the Company repurchased an additional 276,000 shares for approximately $14,700, or an average price of $53.40, leaving the remaining approved amount at $65,300.

During the three months ended March 31, 2012, the Company granted 64,000 NSUs under the 2006 Plan, at a weighted-average grant-date fair value of $62.90 per share.  As of March 31, 2012, future unrecognized compensation cost for these awards, excluding estimated forfeitures was $3,982.  As of March 31, 2012, the Company believed that the achievement of at least the threshold performance objective of these awards was probable, and therefore recognized compensation expense accordingly for these awards.

Subsequent to March 31, 2012, the Company granted 128,000 NSUs under the 2006 Plan, at a weighted-average grant-date fair value of $63.19 per share.  Future unrecognized compensation cost for these awards, excluding estimated forfeitures, is $8,082.

The following is a reconciliation of the Company’s retained earnings:

Retained
Earnings
Balance at December 31, 2011	$692,595

Net income attributable to Deckers Outdoor Corporation	7,887
Repurchase of common stock	(19,996)
Balance at March 31, 2012	$680,486

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(4)                      Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	March 31,	December 31,
	2012	2011
Unrealized (loss) gain on foreign currency hedging, net of tax	$(435)	$633
Cumulative foreign currency translation adjustment, net of tax	(1,625)	(2,363)
Accumulated other comprehensive loss	$(2,060)	$(1,730)

(5)                      Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

Basic net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the three months ended March 31, 2012 and 2011, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of NSUs, restricted stock units (RSUs), stock appreciation rights (SARs), and options to purchase common stock. The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended
	March 31,
	2012	2011
Weighted-average shares used in basic computation	38,614,000	38,609,000
Dilutive effect of share-based awards*	480,000	788,000
Weighted-average shares used in diluted computation	39,094,000	39,397,000

*Excluded NSUs and RSUs as of March 31, 2012 and 2011	384,000	269,000
*Excluded SARs as of March 31, 2012 and 2011	525,000	645,000

The share-based awards that were excluded from the dilutive effect were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through March 31, 2012 and 2011, respectively.  The excluded awards include the maximum amounts achievable for these awards.

(6)                      Fair Value Measurements

Except as noted otherwise, the fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses, other current assets, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments. The fair values of the Company’s long-term liabilities, except as noted otherwise, if recalculated based on current interest rates, would not significantly differ from the recorded amounts. The fair value of the contingent consideration and the derivatives are measured and recorded at fair value on a recurring basis. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis. For each plan year, on behalf of the Company, the Board may, but is not required to, contribute any amount it desires to any participant under this program. The Company’s contribution will be determined by the Board annually in the fourth quarter. No such contribution has been approved as of March 31, 2012. All amounts deferred are presented in long-term liabilities in the condensed consolidated balance sheets. The value of the deferred compensation is recognized based on the fair value of the participants’ accounts. The Company has established a rabbi trust as a reserve for the benefits payable under this program.

The inputs used in measuring fair value are prioritized into the following hierarchy:

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

·                  Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

·                  Level 2: Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

·                  Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The table below summarizes the Company’s financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair Value at March 31,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
(Liabilities) assets at fair value
Nonqualified deferred compensation	$(3,450)	$(3,450)	$—	$—
Designated derivatives	$159	$—	$159	$—
Designated derivatives	$(1,056)	$—	$(1,056)	$—
Contingent consideration for acquistion of business	$(62,794)	$—	$—	$(62,794)

	Fair Value at December 31,	Fair Value Measurement Using
	2011	Level 1	Level 2	Level 3
(Liabilities) assets at fair value
Nonqualified deferred compensation	$(1,991)	$(1,991)	$—	$—
Designated derivatives	$1,117	$—	$1,117	$—
Designated derivatives	$(87)	$—	$(87)	$—
Contingent consideration for acquisition of business	$(91,600)	$—	$—	$(91,600)

The Level 2 inputs consist of forward spot rates at the end of the reporting period (see note 7).

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.  It is based on the Sanuk brand estimated future gross profits, using a probability weighted average sales forecast to determine a best estimate of gross profits.  The estimated sales forecasts include a compound annual growth rate of 17.0% through 2015.  The gross profit forecasts range from approximately $51,000 to $68,000, which are then used to apply the contingent consideration percentages in accordance with the agreement (see note 10).  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  The Company’s use of different estimates and assumptions could produce different financial results.  Refer to note 10 for further information on the contingent consideration arrangement.  The following table presents a reconciliation of the Level 3 measurement:

Balance, December 31, 2011	$91,600
Payments	(30,000)
Change in fair value	1,194
Balance, March 31, 2012	$62,794

(7)                      Foreign Currency Exchange Contracts and Hedging

The Company’s total hedging contracts had notional amounts totaling approximately $60,000 and $66,000 as of March 31, 2012 and December 31, 2011, respectively, held by one counterparty. At March 31, 2012, the outstanding contracts were expected to mature over the next nine months.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the three months ended March 31, 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2012. As of March 31, 2012, the total amount in accumulated other comprehensive loss (see note 4) was expected to be reclassified into income within the next 12 months.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The following tables summarize the effect of derivative instruments on the condensed consolidated financial statements:

				Amount of Gain (Loss)
		Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
For the Three	Derivatives in Designated	Recognized in OCI	Reclassified from	Accumulated OCI into	Location of Amount	Gain (Loss) from
Months Ended	Cash Flow Hedging	on Derivative	Accumulated OCI into Income	Income (Effective	Excluded from	Amount Excluded from
March 31,	Relationships	(Effective Portion)	(Effective Portion)	Portion)	Effectiveness Testing	Effectiveness Testing
2012	Foreign Exchange Contracts	$(1,908)	Net Sales	$106	SG&A	$45
2011	Foreign Exchange Contracts	$(2,716)	Net Sales	$259	SG&A	$78

For the Three	Derivatives Not	Location of Gain (Loss)	Amount of Gain (Loss)
Months Ended	Designated as Hedging	Recognized in Income on	Recognized in Income on
March 31,	Instruments	Derivatives	Derivatives
2011	Foreign Exchange Contracts	SG&A	$(431)

The Company had no derivatives not designated as hedging instruments as of March 31, 2012.

(8)                      Credit Agreement

In August 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association as syndication agents, and the lenders party thereto. The Credit Agreement is a five-year, $200,000 secured revolving credit facility that contains a $50,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans and matures on August 30, 2016. Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $100,000, resulting in a maximum available principal amount of $300,000. None of the lenders under the Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments. At the Company’s option, revolving loans issued under the Credit Agreement will bear interest at either adjusted London Interbank Offered Rate (LIBOR) for 30 days (0.24% at March 31, 2012) plus 1.25% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.25% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.25% per annum and adjusted LIBOR plus 1.50% per annum (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 0.50% per annum), based upon the Company’s total adjusted leverage ratio at such time. In addition, the Company will initially be required to pay fees of 0.20% per annum on the daily unused amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.20% and 0.30% per annum, based upon the Company’s total adjusted leverage ratio.

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

At March 31, 2012, the Company had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $189. As a result, $199,811 was available under the Credit Agreement at March 31, 2012.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(9)                     Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies in the Company’s Annual Report, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments.  The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and its other brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment. The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others. The gross profit derived from the sales to third parties of the eCommerce and retail stores segments is separated into two components: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments. In prior periods, certain operating expenses were classified as segment expenses and are now classified as unallocated expenses.  This change in segment reporting only changed the presentation within the below table and did not impact the Company’s condensed consolidated financial statements for any period. The segment information for the three months ended March 31, 2011 has been adjusted retrospectively to conform to the current period presentation.

In 2012, the Company’s other brands include TSUBO®, Ahnu®, and MOZO®. In 2011, the Company’s other brands also included Simple®, a brand for which the Company ceased distribution effective December 31, 2011. The wholesale operations of the Company’s other brands are included as one reportable segment, other wholesale, presented in the figures below. The Sanuk brand operations are included in the Company’s segment reporting effective upon the acquisition date of July 1, 2011. Business segment information is summarized as follows:

	Three Months Ended
	March 31,
	2012	2011
Net sales to external customers:
UGG wholesale	$91,934	$91,084
Teva wholesale	48,409	49,486
Sanuk wholesale	32,272	—
Other wholesale	5,787	5,452
eCommerce	21,705	23,460
Retail stores	46,199	35,369
	$246,306	$204,851

Income (loss) from operations:
UGG wholesale	$28,354	$38,780
Teva wholesale	8,080	14,286
Sanuk wholesale	10,648	—
Other wholesale	(1,370)	(1,926)
eCommerce	4,360	5,673
Retail stores	3,259	5,182
Unallocated overhead costs	(41,398)	(33,800)
	$11,933	$28,195

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Business segment asset information is summarized as follows:

	March 31,	December 31,
	2012	2011
Total assets for reportable segments:
UGG wholesale	$192,141	$347,213
Teva wholesale	81,394	61,893
Sanuk wholesale	225,838	217,936
Other wholesale	10,860	10,690
eCommerce	3,933	5,964
Retail stores	83,994	80,514
	$598,160	$724,210

The assets allocable to each segment include accounts receivable, inventory, fixed assets, intangible assets, and certain other assets that are specifically identifiable with one of the Company’s segments. Unallocated assets are the assets not specifically related to the segments and include cash and cash equivalents, deferred tax assets, and various other assets shared by the Company’s segments. Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets are as follows:

	March 31,	December 31,
	2012	2011
Total assets for reportable segments	$598,160	$724,210
Unallocated cash and cash equivalents	228,571	263,606
Unallocated deferred tax assets	28,478	27,637
Other unallocated corporate assets	125,162	130,743
Consolidated total assets	$980,371	$1,146,196

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of March 31, 2012, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions. These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and the European debt crisis, which have affected various sectors of the financial markets. As of March 31, 2012, the Company had experienced no loss or lack of access to its invested cash and cash equivalents.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions. International sales were 30.8% and 27.7% of the Company’s total net sales for the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012, no single foreign country comprised more than 10% of total net sales. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.  Long-lived assets, which consist of property and equipment, by major country were as follows:

	March 31,	December 31,
	2012	2011
US	$67,857	$65,034
All other countries*	26,162	25,223
Total	$94,019	$90,257

*  No foreign country’s long-lived assets comprised more than 10% of total long-lived assets as of March 31, 2012 and December 31, 2011.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. No single customer accounted for more than 10% of net sales for either the three months ended March 31, 2012 or 2011.  As of March 31, 2012, no single customer accounted for more than 10% of net trade accounts receivable. As of December 31, 2011, the Company had one customer representing 17.1% of net trade accounts receivable.

The Company’s production is concentrated at a limited number of independent contractor factories in China. The Company’s materials sourcing is concentrated in Australia and China and includes a limited number of key sources for the principal raw material for certain UGG products, sheepskin. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company’s control. Further, the price of sheepskin is impacted by demand, industry, and competitors.

(10)              Commitments and Contingencies

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

The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or non-US income tax examinations by tax authorities for years before 2007. The Company’s federal income tax returns for the years ended December 31, 2006 through December 31, 2009 are under examination by the Internal Revenue Service (IRS). In connection with the examination, the Company has received notices of proposed adjustments (NOPAs), which the Company agreed with and recorded in its condensed consolidated financial statements. In addition, in March 2011, the Company received a NOPA related to transfer pricing arrangements with the Company’s subsidiaries in which adjustments were asserted totaling approximately $55,000 of additional taxable income, representing additional federal taxes and penalties of approximately $27,000, excluding interest. The Company responded to this NOPA indicating that it disagrees with the proposed adjustments. Subsequent to March 31, 2012, the Company and its representatives had a meeting with IRS Appeals in an attempt to resolve the areas of disagreement between the IRS and the Company.  A second meeting has been scheduled with IRS Appeals in June 2012.  The Company does not know if this meeting will result in a material effect to the Company’s condensed consolidated financial statements. It is

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

reasonably possible that the Company’s unrecognized tax benefit could change; however, the Company believes its unrecognized tax benefits are adequate.

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

The Company has unconditional purchase obligations relating to sheepskin contracts.  The Company enters into contracts requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories, and other agents (each or collectively, a “Buyer”) must make on or before a specified target date.  Under certain contracts, the Company may pay an advance deposit, which is included in other current assets on the condensed consolidated balance sheets and shall be repaid to the Company as Buyers purchase goods under the terms of these agreements. In the event that a Buyer does not purchase certain minimum commitments on or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled.  These agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts.  The contracts do not permit net settlement.  The Company expects sheepskin purchases by third party factories will eventually exceed the contract levels.  Therefore, management believes the likelihood of any non-performance payments under these contractual arrangements is remote and would have an immaterial effect on the condensed consolidated statements of comprehensive income.  The Company determined this based upon its projected sales and inventory purchases.  Minimum commitments by contract as of March 31, 2012 were as follows:

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
October 2011	July 31, 2012	$50,000	$158,000	$50,000	$66,758

Subsequent to March 31, 2012, the Company amended the October 2011 contract with a new final target date of January 31, 2013 and an additional minimum purchase commitment of approximately $25,000 for a total minimum commitment of approximately $183,000.

In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments. As of March 31, 2012, the remaining contingent consideration payments, which have no maximum, are as follows:

·                  51.8% of the Sanuk brand gross profit in 2012,

·                  36.0% of the Sanuk brand gross profit in 2013, and

·                  40.0% of the Sanuk brand gross profit in 2015.

As of March 31, 2012 and December 31, 2011, contingent consideration of $62,794 and $91,600, respectively, are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheets.  Refer to note 6 for further information on the contingent consideration amounts.

(11)              Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS), which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between US GAAP and IFRS. Effective for the Company beginning January 1, 2012, this ASU changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 fair value measurements.  The Company adopted this update on

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

January 1, 2012 and its adoption did not impact the Company’s condensed consolidated financial statements and only enhanced the disclosures for estimates requiring Level 3 fair value measurements (see note 6).

In June 2011, the FASB issued ASU, Presentation of Comprehensive Income, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income, that brings US GAAP into alignment with IFRS for the presentation of other comprehensive income (OCI).  Effective for the Company beginning January 1, 2012, the option in GAAP that permitted the presentation of OCI in the statement of changes in equity was eliminated.  The provisions of the update provide that an entity that reports items of OCI has two options:  (1) a single statement must present the components of net income, total net income, the components of OCI, total OCI, and total comprehensive income; or (2) a two-statement approach whereby an entity must present the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of OCI, a total for OCI, and a total for comprehensive income.  Beginning January 1, 2012, the Company adopted this ASU using the single statement approach, which only changed the presentation of OCI on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU, Intangibles - Goodwill and Other, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this update, an entity is not required to perform the two step impairment test for a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This ASU was effective for the Company January 1, 2012, with early adoption permitted. As permitted, the Company early adopted this update effective with its December 31, 2011 reporting period.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  We sometimes use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “see,” “will,” and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements.  Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events.  Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:

·                  our global business, growth, operating, investing, and financing strategies;

·                  our product, distribution channel, and geographic mix;

·                  the success of new products, new brands, and other growth initiatives;

·                  the impact of seasonality on our operations;

·         expectations regarding our net sales and earnings growth and other financial metrics;

·         our development of worldwide distribution channels;

·         trends affecting our financial condition, results of operations, or cash flows;

·         our expectations for expansion of our retail and eCommerce capabilities;

·         overall global economic trends; and

·      reliability of overseas factory production and storage and availability of raw materials.

We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially.  Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Part II, Item 1A, “Risk Factors.”  In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report and the information incorporated by reference in this report might not happen.  You should read this report in its entirety, together with the documents that we file as exhibits to this report and the documents that we incorporate by reference in this report with the understanding that our future results may be materially different from what we expect.  We qualify all of our forward-looking statements by these cautionary statements and we assume no obligation to update such forward-looking statements publicly for any reason.

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

Overview

You should read this report in its entirety, together with our Annual Report on Form 10-K, filed with the SEC on February 29, 2012, and the documents that we file as exhibits to these reports and the documents that we incorporate by reference in these reports.

We are a leading designer, producer, marketer, and brand manager of innovative, high-quality footwear, apparel, and accessories. We market our products primarily under three proprietary brands:

·                  UGG®: Premier brand in luxury and comfort footwear, handbags, apparel, and cold weather accessories;

·                  Teva®: High performance, action-outdoor footwear and sandals; and

·                  Sanuk®: Innovative action sport footwear brand rooted in the surf community.

Our financial condition and results of operations include the operations of the Sanuk brand beginning July 1, 2011, the acquisition date.  In addition to our primary brands, our other brands include TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort; Ahnu®, a line of outdoor performance and lifestyle footwear; and MOZO®, a line of footwear that combines running shoe technology with work shoe toughness for individuals that spend long hours working on their feet.

We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products. In

January 2011, we converted from a distributor model to a wholesale model for the UGG and Teva brands in the United Kingdom (UK) and Ireland and the UGG brand in Benelux and France.  On April 2, 2012, we purchased the remaining interest in our Chinese joint venture.  Prior to this purchase, we already had a controlling interest in this entity, and therefore, the subsidiary has been and will continue to be consolidated with our operations.

We believe that our business has been, and will continue to be, impacted by several important trends affecting our end markets:

·                  The prolonged US and global economic conditions have adversely impacted businesses worldwide in general. Some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

·                  The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant increases in the prices of sheepskin.

·                  The markets for casual, outdoor, and athletic footwear have grown significantly during the last decade. We believe this growth is a result of the trend toward casual dress in the workplace, increasingly active outdoor lifestyles, and a growing emphasis on comfort.

·                  We believe that consumers are more often seeking footwear designed to address a broader array of activities with the same quality, comfort, and high performance attributes they have come to expect from traditional athletic footwear.

·                  We believe that consumers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market category creators and leaders.

·                  We believe that consumers have become increasingly focused on luxury and comfort, seeking out products and brands that are fashionable while still comfortable.

·                  We believe that there is an emerging sustainable lifestyle movement happening all around the world, and consumers are demanding that brands and companies become more environmentally responsible.

By emphasizing our brands’ images and our focus on comfort, performance, and authenticity, we believe we can continue to maintain a loyal consumer following that is less susceptible to fluctuations caused by changing fashions and changes in consumer preferences. We have also responded to consumer focus on sustainability by establishing objectives, policies, and procedures to help us drive key sustainability initiatives around human rights, environmental sustainability, and community affairs.

We have experienced costs increases, most significantly with sheepskin. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts. We continually strive to contain our material costs through increasing the mix of non-sheepskin products, exploring new footwear materials and new production technologies, and utilizing lower cost production, including in the US from where we have begun sourcing product this year. Also, refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for further discussion of our commodity price risk.

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

UGG Brand Overview

The UGG brand has become well-known throughout the US as well as internationally. Over the past several years, our UGG brand has received increased global media exposure including increased print media in ads and cooperative advertising with our customers, which has contributed to broader public awareness of the brand and significantly increased demand for the collection. We believe that the increased global media focus and demand for UGG products were driven by the following:

·                  consumer brand loyalty, due to the luxury and comfort of UGG footwear;

·                  continued innovation of new product categories and styles, including those beyond footwear;

·                  increased marketing for women and men in high-end magazines and in out of home and digital advertising;

·                  a targeted UGG for Men campaign featuring Tom Brady;

·                  targeted marketing at prospective consumers in new catalogs and direct mail pieces;

·                  successful targeting of higher-end distribution;

·                  expanded product assortment purchases from existing accounts;

·                  adoption by high-profile celebrities as a favored footwear brand;

·                  increased media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

·                  increased exposure to the brand driven by our concept stores that showcase all of our product offerings;

·                  continued expansion of worldwide retail through new UGG Australia stores;

·                  continued geographic expansion across the US and internationally; and

·                  expansion of our shop-in-shop program worldwide.

We believe the luxury and comfort features of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have increased our product offering, including a growing spring line, an expanded men’s line, and a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as handbags, cold weather accessories, and apparel. We have also recently expanded our marketing and promotional efforts, which we believe has contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification also will help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.

Teva Brand Overview

We believe that our Teva brand is positioned to be a leading innovative, global, action-outdoor brand, with over 25 years of contributions to the outdoor experience. The Teva brand pioneered the water sport sandal category in 1984, and today our brand mission is to revolutionize the outdoors. Leveraging our core performance competencies in footwear and delivering our brand promise to help our consumers Live Better Stories™, we are focused on driving growth through innovation in the emerging action-outdoor space through off-road trail activities, freestyle mountain bike riding, action water sports, and other action-outdoor lifestyle products.

Our efforts to expand the Teva brand beyond sandals, while embracing our core water-based competencies, contributed to significant revenue growth over the past few years. Additionally, our broader range of footwear demonstrated strong retail sell-through across all channels, and we believe that our retail partners have viewed both our product and marketing innovations as relevant and compelling.

We see an opportunity to grow the Teva brand significantly outside of the US.  In January 2011, we converted our Teva brand international business from an independent distributor to a wholesale model in the UK, including Scotland and Ireland, which now affords us the opportunity to better drive our brand building and growth initiatives in this influential market.  This year, our Teva brand was re-launched in the Japanese market with strong results in the first quarter.  In 2013, we plan to further our Teva brand’s global expansion in Asia and Latin America.  Within the US, we see strong growth opportunities within our current core channels of distribution, outdoor specialty and sporting goods, as our product assortment evolves and expands.  We continue to see strong sandal sales and growth in our closed-toe offerings. Also, through effective product and distribution segmentation, we see significant expansion opportunities within the family value, department store, better footwear, and action sports channels. However, we cannot assure investors that these efforts will be successful.

Sanuk Brand Overview

We believe that the Sanuk brand is an ideal addition to the Deckers family of brands and that each of our brands can leverage off each others’ distribution channels. The Sanuk business is a profitable business that we believe provides for substantial growth opportunities within the action sports market, as well as other markets and channels in which Deckers is already established, including retailers such as Dillard’s, Journey’s, Nordstrom, Zappos.com, and REI. In the 14 years since its inception, the Sanuk brand has consistently brought creativity, fun, and comfort to the line of sandals and shoes for men, women, and children. We plan to continue to build on the Sanuk brand’s authentic position in the surf and outdoor markets through its relationships with prominent professional athletes, including surfers, bouldering athletes, and rock climbers, known as much for their unique personal styles and charisma as for their specialized talents.

Other Brands Overview

Our other brands consist of TSUBO, Ahnu, and MOZO. Our other brands are all sold through most of our distribution channels, with the majority through wholesale channels.

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

The MOZO brand strives to deliver revolutionary footwear for creative, passionate, and talented professionals that spend long hours working on their feet. Our high-performance footwear is designed to the standards of these professionals, not just their workplace. In 2011, MOZO introduced The Chef Signature Collection: footwear designed by Marcus Samuelsson, Aaron Sanchez, and Chris Cosentino. This collection put the MOZO brand in the press for the first time and allowed the brand to open up new distribution opportunities. We have recently expanded our distribution to include large on-line retailers and the health care worker market.

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

Managing our eCommerce business requires us to focus on the latest trends and techniques for web design and marketing, to generate internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes. We plan to continue to grow our eCommerce business through improved website features and performance, increased marketing, expansion into more international markets, and utilization of mobile and tablet technology. Nevertheless, we cannot assure investors that revenue from our eCommerce business will continue to grow.

Retail Stores Overview

Our retail stores are predominantly UGG Australia concept stores and UGG Australia outlet stores. Our retail stores enable us to directly impact our customers’ experience, meet the growing demand for these products, sell the products at retail prices and provide us with incremental operating income. In addition, our UGG Australia concept stores allow us to showcase our entire product line including footwear, accessories, handbags, and outerwear; whereas, a retailer may not represent all of these categories. Through our outlet stores, we sell some of our discontinued styles from prior seasons, plus products made specifically for the outlet stores. We sell Teva products as well as some of our other brands through our UGG Australia outlet stores.

As of March 31, 2012, we had a total of 46 retail stores worldwide. These stores are company-owned and operated and include our China stores, which were owned and operated with our joint venture partner.  On April 2, 2012, we purchased the remaining interest in our Chinese joint venture.  During 2012, we plan to open additional retail stores, with the majority in international locations, with the total being more than the number of stores we opened in 2011.  We intend to continue opening more retail stores worldwide beyond 2012.

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

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$246,306
Income from operations	$11,933

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$204,851	$154,222	$414,358	$603,852
Income (loss) from operations	$28,195	$(10,798)	$90,661	$176,780

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table summarizes the Company’s results of operations:

	Three Months Ended March 31,
	2012		2011		Change
	Amount	%	Amount	%	Amount	%
Net sales	$246,306	100.0%	$204,851	100.0%	$41,455	20.2%
Cost of sales	133,018	54.0	102,373	50.0	30,645	29.9
Gross profit	113,288	46.0	102,478	50.0	10,810	10.5
Selling, general and administrative expenses	101,355	41.2	74,283	36.3	27,072	36.4
Income from operations	11,933	4.8	28,195	13.8	(16,262)	(57.7)
Other income, net	(401)	(0.2)	(138)	(0.1)	(263)	(190.6)
Income before income taxes	12,334	5.0	28,333	13.8	(15,999)	(56.5)
Income taxes	4,299	1.7	8,500	4.1	(4,201)	(49.4)
Net income	8,035	3.3	19,833	9.7	(11,798)	(59.5)
Net income attributable to the noncontrolling interest	(148)	(0.1)	(655)	(0.3)	507	77.4
Net income attributable to Deckers Outdoor Corporation	$7,887	3.2%	$19,178	9.4%	$(11,291)	(58.9)%

Overview.  The Sanuk brand operations are included in our results of operations effective upon our acquisition date of July 1, 2011.  The increase in net sales was primarily due to the addition of Sanuk product sales as well as an increase in UGG retail sales.  The decrease in income from operations resulted primarily from a reduction in gross margin and higher selling, general and administrative expenses.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended March 31,
			Change
	2012	2011	Amount	%
Net sales by location:
US	$170,558	$148,122	$22,436	15.1%
International	75,748	56,729	19,019	33.5
Total	$246,306	$204,851	$41,455	20.2%

Net sales by brand and distribution channel:
UGG:
Wholesale	$91,934	$91,084	$850	0.9%
eCommerce	20,058	22,088	(2,030)	(9.2)
Retail stores	46,079	35,255	10,824	30.7
Total	158,071	148,427	9,644	6.5
Teva:
Wholesale	48,409	49,486	(1,077)	(2.2)
eCommerce	1,347	852	495	58.1
Retail stores	74	71	3	4.2
Total	49,830	50,409	(579)	(1.1)
Sanuk:
Wholesale	32,272	—	32,272	*
eCommerce	107	—	107	*
Retail stores	—	—	—	—
Total	32,379	—	32,379	*
Other:
Wholesale	5,787	5,452	335	6.1
eCommerce	193	520	(327)	(62.9)
Retail stores	46	43	3	7.0
Total	6,026	6,015	11	0.2
Total	$246,306	$204,851	$41,455	20.2%

Total eCommerce	$21,705	$23,460	$(1,755)	(7.5)%

Total Retail stores	$46,199	$35,369	$10,830	30.6%

* Calculation of percentage change is not meaningful.

The increase in net sales was primarily driven by the addition of the Sanuk brand and increased UGG retail sales.  We experienced an increase in the number of pairs sold through the addition of our Sanuk wholesale segment and continued retail growth, partially offset by a decrease in pairs sold in our UGG, Teva, and other brands wholesale segments and our eCommerce segment.  This resulted in an increase in the overall volume of footwear sold for all brands of 29.8% to approximately 6.1 million pairs sold for the three months ended March 31, 2012 from 4.7 million pairs for the three months ended March 31, 2011.  Our weighted-average wholesale selling price per pair decreased to $31.64 for the three months ended March 31, 2012 from $34.24 for the three months ended March 31, 2011.  The decreased average selling price was primarily due to the addition of our Sanuk wholesale segment, which has lower overall average selling prices due to the nature of the brand, partially offset by increases in all other segments excluding eCommerce.

Wholesale net sales of our UGG brand increased primarily due to an increase in the average selling price, partially offset by a decrease in the volume of pairs sold.  We believe the decrease in volume was partially due to the unusually warm weather in many of our markets.  We cannot assure investors that UGG brand sales will continue to grow at their past pace.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in the average selling price.

Wholesale net sales of our Sanuk brand, which we acquired in July 2011, were $32,272.

Wholesale net sales of our other brands increased due to an increase in average selling price, partially offset by a decrease in pairs sold.

Net sales of our eCommerce business decreased due to a decrease in the number of pairs sold as well as a decrease in the average selling price primarily due to the brand mix of decreased UGG sales and increased Teva and Sanuk sales.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 19 new stores opened since March 31, 2011.  New stores that were not open during the full three months ended March 31, 2011 contributed approximately $10,700 of retail sales for three months ended March 31, 2012.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  For the thirteen weeks ended April 1, 2012 compared to April 3, 2011, same store sales grew by 0.5%.  Previously, we calculated our same store sales using full calendar quarters and adjustments to reflect foreign exchange impacts, and included all stores that were open for the full quarter or year-to-date periods, respectively.  As of March 31, 2012, we changed the method of our calculation to a traditional retail weekly calendar, excluded adjustments to reflect foreign exchange impacts, and excluded other items such as stores under relocation or remodel to more accurately reflect comparable store sales.  This calculation is more consistent with how management views the business and more consistent with financial measures used in the retail industry.  We cannot assure investors that revenue from our retail store business will continue to increase.

International sales, which are included in the segment sales above, for all of our products combined represented 30.8% and 27.7% of worldwide net sales for the three months ended March 31, 2012 and 2011, respectively.  The increase in international sales was largely due to increased sales for our UGG retail and wholesale channels, primarily in the Asian region.

Gross Profit.  As a percentage of net sales, gross margin decreased primarily due to increased sheepskin and other material costs as well as an increased impact of closeout sales, primarily for our Teva and UGG brands.  The decrease was partially offset by the contribution of the Sanuk brand and increased margins for our retail and eCommerce segments.  We expect to experience continued pressure on gross profit, primarily due to the increased sheepskin costs, for the full year 2012.

Selling, General and Administrative Expenses (SG&A).  SG&A increased primarily from:

·                  approximately $9,000 of SG&A expenses for our Sanuk brand, that we did not own as of March 31, 2011;

·                  increased retail costs of approximately $9,000, largely related to 19 new retail stores that were not open as of March 31, 2011;

·                  increased marketing expenses of approximately $5,000, largely related to our new UGG men’s and Classic campaigns; and

·                  increased international division expenses of approximately $4,000 in support of our continued international expansion.

Income from Operations.  Refer to Note 9 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Three Months Ended March 31,
			Change
	2012	2011	Amount	%
UGG wholesale	$28,354	$38,780	$(10,426)	(26.9)%
Teva wholesale	8,080	14,286	(6,206)	(43.4)
Sanuk wholesale	10,648	—	10,648	*
Other wholesale	(1,370)	(1,926)	556	28.9
eCommerce	4,360	5,673	(1,313)	(23.1)
Retail stores	3,259	5,182	(1,923)	(37.1)
Unallocated overhead costs	(41,398)	(33,800)	(7,598)	(22.5)
Total	$11,933	$28,195	$(16,262)	(57.7)%

* Calculation of percentage change is not meaningful.

Income from operations decreased due to the increase in SG&A expenses and decrease in gross margin, partially offset by the increase in net sales.

The decrease in income from operations of UGG brand wholesale was primarily the result of a 9.6 percentage point decrease in gross margin, primarily attributable to higher sheepskin and other material costs and an increased impact of closeout sales. The decrease in income was also due to higher marketing and promotional expenses of approximately $4,000, related to our new men’s and Classic campaigns. The gross margin decrease was partially offset by approximately $2,000 in decreased commissions and approximately $2,000 in decreased amortization expenses, due to an acquired order book being fully amortized during the first six months of 2011, as well as the slight increase in net sales.

The decrease in income from operations of Teva brand wholesale was primarily the result of a 7.8 percentage point decrease in gross margin, mostly attributable to an increased impact of closeout sales. The decrease in income was also due to increased marketing and promotional expenses and other divisional expenses totaling approximately $2,000.

The income from operations from our Sanuk brand, which we acquired in July 2011, was $10,648.

The loss from operations of our other brands wholesale decreased primarily due to a decrease in selling and other expenses totaling approximately $500, as well as the increase in sales.

The decrease in income from operations of our eCommerce business was primarily due to an increase in international expenses, primarily related to the start-up of our European eCommerce business, as well as domestic marketing and promotional expenses, totaling approximately $1,000. The decrease was also due to the decreased sales, partially offset by a 3.1 percentage point increase in gross margin.

The decrease in income from operations of our retail store business, which is primarily the UGG brand, was primarily due to approximately $9,000 of higher operating expenses largely related to our new store openings. These results were partially offset by increased sales and a 2.2 percentage point increase in gross margin, primarily due to an increased mix of international sales which generally carry higher margins.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $4,000 related to international infrastructure costs primarily to support our conversions from distributor models to direct wholesale models.

Other (Income) Expense, Net. Other income, net increased primarily due to expired eCommerce website customer credits.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Three Months Ended
	March 31,
	2012	2011
Income tax expense	$4,299	$8,500
Effective income tax rate	34.9%	30.0%

The increase in the effective tax rate was primarily due to a discrete tax expense of approximately $800 associated with our joint venture in China, partially offset by a research and development tax credit of approximately $300.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of March 31, 2012, we had approximately $53,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.  We have no plans to repatriate any of our foreign cash.  We anticipate our effective tax rate for the full year 2012 to be higher than the full year rate of 29.2% in 2011, but lower than the rate in the first quarter of 2012.  The higher expected rate is due to an increase in our projected annual US pre-tax income as a percentage of worldwide pre-tax income compared to the prior year, as income generated in the US is taxed at higher rates than most of our foreign jurisdictions.

Net Income Attributable to the Noncontrolling Interest.  Net income attributable to the noncontrolling interest in our joint venture with Stella International decreased primarily due to their portion of the discrete tax expense discussed above.

Net Income Attributable to Deckers Outdoor Corporation.   Our net income decreased as a result of the items discussed above.  Our diluted earnings per share decreased, primarily as a result of the decrease in net income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our guarantee contracts. See “Contractual Obligations” below.

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

Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase, or make deposits on, the inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva and Sanuk brands begin to build inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters. Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows and short-term borrowings. As needed, we borrow funds under our credit agreement.

The following table summarizes the Company’s cash flows and working capital:

	Three Months Ended March 31,
			Change
	2012	2011	Amount	%
Net cash provided by operating activities	$27,070	$3,583	$23,487	655.5%
Net cash used in investing activities	$(11,188)	$(9,208)	$(1,980)	(21.5)%
Net cash used in financing activities	$(51,932)	$(1,893)	$(50,039)	*

	March 31,	December 31,	Change
	2012	2011	Amount	%
Cash and cash equivalents	$228,571	$263,606	$(35,035)	(13.3)%
Trade accounts receivable	108,162	193,375	(85,213)	(44.1)
Inventories	208,453	253,270	(44,817)	(17.7)
Other current assets	102,495	107,651	(5,156)	(4.8)
Total current assets	647,681	817,902	(170,221)	(20.8)

Trade accounts payable	41,630	110,853	(69,223)	(62.4)
Other current liabilities	53,511	121,226	(67,715)	(55.9)
Total current liabilities	95,141	232,079	(136,938)	(59.0)

Net working capital	$552,540	$585,823	$(33,283)	(5.7)%

* Calculation of percentage change is not meaningful.

Cash from Operating Activities. Net cash provided by operating activities increased primarily due to decreases in trade accounts receivable and inventories, which both decreased more in the three months ended March 31, 2012 versus 2011. The larger decrease in trade accounts receivable was primarily due to higher cash collections in the first three months of 2012 versus 2011. The larger decrease in inventories was primarily due to sell through of the UGG brand’s spring inventory and closeout product. These increases in operating cash flows were partially offset by a significant decrease in accounts payable, which decreased more in the three months ended March 31, 2012 versus 2011. Accounts payable decreased primarily due to the timing of our inventory purchases and payments. Net working capital decreased as of March 31, 2012 from December 31, 2011, primarily as a result of the lower accounts receivable and inventories, as well as lower cash and cash equivalents. This decreased working capital was partially offset by lower accounts payable and other current liabilities. The reduction in other current liabilities was primarily due to payments of income taxes and bonuses. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover decreased to 7.8 times in the twelve months ended March 31, 2012 from 8.6 times for the twelve months ended March 31, 2011, primarily due to higher average accounts receivable balances, partially offset by increased cash collections for the twelve months ended March 31, 2012 compared to the twelve months ended March 31, 2011. The higher accounts receivable balances were primarily attributed to increased sales, including the impact of our conversion to wholesale operations in certain European regions at the beginning of 2011, which provides us higher selling prices, as well as the addition of our Sanuk brand.

Inventory turnover decreased to 3.2 times for the twelve months ended March 31, 2012 compared to 4.2 times for the twelve months ended March 31, 2011, primarily due to higher average inventory levels during the twelve months ended March 31, 2012 compared to the twelve months ended March 31, 2011, partially offset by increased sales. The higher inventory balances were primarily attributed to our projected increased sales, carryover product from the 2011 holiday period of predominantly continuing styles, the addition of our Sanuk brand, increased international inventory, additional retail locations, and increased materials and factory costs.

Cash from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2012 resulted from purchases of property and equipment; the larger capital expenditures included the build out of new retail stores and corporate facilities. For the three months ended March 31, 2011, net cash used in investing activities resulted from purchases of property and equipment and purchases of intangible assets. Our larger capital expenditures were miscellaneous computer hardware and software and the build out of new retail stores. The purchased intangible assets included order books from our international distributor conversions.

As of March 31, 2012, we had approximately $8,000 of commitments for future capital expenditures primarily related to the build out of new retail stores. We estimate that the remaining capital expenditures for 2012 including the aforementioned commitments, will range from approximately $70,000 to $75,000. We anticipate these expenditures will primarily include the initial construction costs of our new headquarters and new retail stores. The actual amount of capital expenditures for the remainder of the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Subsequent to March 31, 2012, we purchased the remaining 49% interest in our Chinese joint venture for a total purchase price of $20,000.

Cash from Financing Activities. For the three months ended March 31, 2012, net cash used in financing activities was comprised primarily of contingent consideration paid related to our Sanuk acquisition, as well as cash used for repurchases of our common stock. For the three months ended March 31, 2011, net cash used in financing activities was comprised primarily of cash used for shares withheld for taxes from employee stock unit vestings, partially offset by excess tax benefits from stock compensation.

On February 23, 2012, our Board of Directors approved a new stock repurchase program to repurchase up to $100,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. The purchases will be funded from available working capital. During the three months ended March 31, 2012, the Company repurchased approximately 274,000 shares for approximately $20,000, or an average price of $72.96 per share. Subsequent to March 31, 2012, we repurchased an additional 276,000 shares for approximately $14,700, or an average price of $53.40, leaving the remaining approved amount at $65,300.

In August 2011, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto. Refer to Note 8 to our accompanying condensed consolidated financial statements for further information on our Credit Agreement. At March 31, 2012, we had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $189, leaving $199,811 available under the Credit Agreement. As of March 31, 2012, we were in compliance with all covenants and remain so as of the date of this report.

Contractual Obligations. The following table summarizes our contractual obligations at March 31, 2012, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$168,961	$28,893	$50,894	$40,553	$48,621
Purchase obligations(2)	520,011	517,397	2,614	—	—
Unrecognized tax benefits(3)	3,175	3,175	—	—	—
Total	$692,147	$549,465	$53,508	$40,553	$48,621

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

(2)          Our purchase obligations consist mostly of open purchase orders. They also include service contracts and promotional expenses. Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year. These are outstanding open orders and not minimum purchase obligations. Our service contracts and promotional expenditures are due periodically through 2014.

We also entered into minimum purchase commitments (see Note 10 to our accompanying condensed consolidated financial statements). We have included the total remaining cash commitments, net of deposits, as of March 31, 2012 in this table. We expect our sheepskin purchases by third party factories supplying UGG product to us will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

(3)          The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized. See Note 10 to our accompanying condensed consolidated financial statements.

The purchase price for the Sanuk brand also includes contingent consideration over the next four years as follows:

·                  51.8% of the Sanuk brand gross profit in 2012,

·                  36.0% of the Sanuk brand gross profit in 2013, and

·                  40.0% of the Sanuk brand gross profit in 2015.

There is no maximum to the contingent consideration payments for 2012, 2013, and 2015. These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $62,794 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of March 31, 2012.

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

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin.  The supply of sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. There have been significant increases in the price of sheepskin in recent years as the demand from our competitors, as well as the demand from our customers, for this commodity has increased. We experienced a 27% increase in sheepskin costs in 2011 compared to 2010, and we expect an additional 40% increase in 2012 for this commodity. Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, global economic conditions, and other factors which are not considered predictable or within our control. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our condensed consolidated balance sheets. In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.

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

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations. Approximately $53,000, or 21.5%, of our total net sales for the three months ended March 31, 2012 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement translation gains and losses as a result of translating the operating results and financial positions held in foreign currencies into US dollars.  We translate monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency.  Accordingly, we translate those assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.  As of March 31, 2012, our hedging contracts had notional amounts totaling approximately $60,000.  Based upon sensitivity analysis as of March 31, 2012, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $6,000.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our credit agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At March 31, 2012, we did not have any outstanding borrowings under the credit agreement. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 29, 2012.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 23, 2012, the Company approved a new stock repurchase program to repurchase up to $100,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. The purchases will be funded from available working capital. During the three months ended March 31, 2012, the Company repurchased approximately 274,000 shares under this program, for approximately $20,000, or an average price of $72.96. Subsequent to March 31, 2012, the Company repurchased an additional 276,000 shares for approximately $14,700, or an average price of $53.40, leaving the remaining approved amount at $65,300. Activity under the program for the three months ended March 31, 2012 was as follows:

Period	Total number of shares purchased (1) (in thousands)	Average price paid per share	Approximate dollar value of shares that may yet be purchased (in thousands)
As of December 31, 2011			$—
January 1 - January 31	—	$—	$—
February 1 - February 29	133	$74.88	$90,000
March 1 - March 31	141	$71.14	$80,000
Total	274

(1) All shares purchased were purchased as part of a publicly announced program in open-market transactions.

Item 3.          Defaults upon Senior Securities

Not applicable

Item 4.          Mine Safety Disclosures

Not applicable

Item 5.          Other Information

Not applicable

Item 6.          Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation as amended through May 27, 2010. (Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2010 and incorporated by reference herein)

3.2

Restated Bylaws of Deckers Outdoor Corporation, as amended by the Board of Directors through September 12, 2011 (Exhibit 3.2 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and incorporated by reference herein)

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Deckers Outdoor Corporation

Date: May 9, 2012	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)