Form 10-Q
period 2012-06-30
DECKERS OUTDOOR CORP
filed 2012-08-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2012

Common Stock, $0.01 par value	37,051,455

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	June 30,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$114,401	$263,606
Trade accounts receivable, net of allowances of $9,275 and $21,692 as of June 30, 2012 and December 31, 2011, respectively	123,182	193,375
Inventories	346,257	253,270
Prepaid expenses	13,397	8,697
Other current assets	54,972	84,540
Income taxes receivable	16,858	—
Deferred tax assets	14,409	14,414
Total current assets	683,476	817,902

Property and equipment, net	103,280	90,257
Goodwill	120,045	120,045
Other intangible assets, net	90,130	94,449
Deferred tax assets	13,360	13,223
Other assets	14,712	10,320
Total assets	$1,025,003	$1,146,196

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$191,773	$110,853
Accrued payroll	15,224	32,594
Other accrued expenses	38,889	57,744
Income taxes payable	3,851	30,888
Total current liabilities	249,737	232,079

Long-term liabilities	55,142	72,687

Commitments and contingencies (note 10)

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 37,051 and 38,692 shares as of June 30, 2012 and December 31, 2011, respectively	370	387
Additional paid-in capital	139,141	144,684
Retained earnings	580,360	692,595
Accumulated other comprehensive income (loss)	253	(1,730)
Total Deckers Outdoor Corporation stockholders’ equity	720,124	835,936
Noncontrolling interest	—	5,494
Total equity	720,124	841,430
Total liabilities and equity	$1,025,003	$1,146,196

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$174,436	$154,222	$420,742	$359,073
Cost of sales	100,857	88,310	233,875	190,683
Gross profit	73,579	65,912	186,867	168,390

Selling, general and administrative expenses	102,287	76,710	203,642	150,993
(Loss) income from operations	(28,708)	(10,798)	(16,775)	17,397

Other (income) expense, net:
Interest income	(69)	(35)	(171)	(87)
Interest expense	50	13	99	(45)
Other, net	(160)	(21)	(508)	(49)
	(179)	(43)	(580)	(181)
(Loss) income before income taxes	(28,529)	(10,755)	(16,195)	17,578

Income tax (benefit) expense	(8,390)	(3,227)	(4,091)	5,273
Net (loss) income	(20,139)	(7,528)	(12,104)	12,305

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedging	1,090	1,274	22	(1,442)
Foreign currency translation adjustment	1,223	(425)	1,961	(679)
Total other comprehensive income (loss)	2,313	849	1,983	(2,121)
Comprehensive (loss) income	$(17,826)	$(6,679)	$(10,121)	$10,184

Net (loss) income attributable to:
Deckers Outdoor Corporation	(20,139)	(7,339)	(12,252)	11,839
Noncontrolling interest	—	(189)	148	466
	$(20,139)	$(7,528)	$(12,104)	$12,305

Comprehensive (loss) income attributable to:
Deckers Outdoor Corporation	(17,826)	(6,490)	(10,269)	9,718
Noncontrolling interest	—	(189)	148	466
	$(17,826)	$(6,679)	$(10,121)	$10,184

Net (loss) income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$(0.53)	$(0.19)	$(0.32)	$0.31
Diluted	$(0.53)	$(0.19)	$(0.32)	$0.30

Weighted-average common shares outstanding:
Basic	37,873	38,670	38,244	38,640
Diluted	37,873	38,670	38,244	39,304

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(12,104)	$12,305
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	14,666	11,539
Change in fair value of contingent consideration	6,223	—
Provision for (recovery of) doubtful accounts, net	479	(53)
Write-down of inventory	1,593	3,005
Stock compensation	8,957	6,830
Other	295	(437)
Changes in operating assets and liabilities:
Trade accounts receivable	69,714	9,763
Inventories	(94,580)	(88,054)
Prepaid expenses and other current assets	25,307	(5,880)
Income tax receivable	(16,858)	(16,285)
Other assets	(2,768)	(3,070)
Trade accounts payable	80,919	40,302
Contingent consideration	(959)	—
Accrued expenses	(25,379)	(28,959)
Income taxes payable	(25,694)	(20,902)
Long-term liabilities	757	1,517
Net cash provided by (used in) operating activities	30,568	(78,379)

Cash flows from investing activities:
Purchases of property and equipment	(25,951)	(13,910)
Equity method investment	(2,000)	—
Purchases of intangible assets	—	(4,458)
Net cash used in investing activities	(27,951)	(18,368)

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(4,725)	(10,682)
Excess tax benefits from stock compensation	1,795	6,641
Cash paid for repurchases of common stock	(100,000)	(19,918)
Contingent consideration paid	(29,041)	—
Cash paid for noncontrolling interest in consolidated entity	(20,000)	—
Net cash used in financing activities	(151,971)	(23,959)

Effect of exchange rates on cash	149	650
Net change in cash and cash equivalents	(149,205)	(120,056)
Cash and cash equivalents at beginning of period	263,606	445,226
Cash and cash equivalents at end of period	$114,401	$325,170

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$35,916	$35,777
Interest	$47	$12
Non-cash investing activity:
Accruals for purchases of property and equipment	$1,034	$162
Accruals for asset retirement obligations	$62	$13
Non-cash financing activity:
Accruals for shares withheld for taxes	$1,014	$1,934

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

Prior to April 2, 2012, the Company owned 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China.  Stella International is also one of the Company’s major manufacturers in China.  On April 2, 2012, the Company purchased, for a total purchase price of $20,000, the 49% noncontrolling interest owned by Stella International.  The Company accounted for this transaction as acquiring the remaining interest of an entity that had already been majority-owned by the Company.  The purchase resulted in a reduction to additional paid in capital of $14,357 representing excess purchase price over the carrying amount of the noncontrolling interest.  Prior to this purchase, the Company already had a controlling interest in this entity, and therefore, the subsidiary had been and will continue to be consolidated with the Company’s operations.

On May 21, 2012, the Company purchased a portion of a privately held footwear company as an equity method investment for $2,000.

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

(2)                      Accounts Receivable Factoring Agreement

The Company has a deferred purchase factoring agreement with CIT Commercial Services (CIT) whereby CIT collects the Sanuk brand’s accounts receivable.  CIT is responsible for the servicing and administration of accounts receivables collected on behalf of the Company and, to the extent that an eligible account is in default, CIT is required to purchase the account from the Company.  Open receivables held by CIT totaled approximately $16,204 and $4,700 at June 30, 2012 and December 31, 2011, respectively, and are included in accounts receivable in the condensed consolidated balance sheets.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(3)                      Stockholders’ Equity

In May 2006, the Company adopted the 2006 Equity Incentive Plan (2006 Plan), which was amended by Amendment No. 1 dated May 9, 2007.  The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success.  The 2006 Plan reserves 6,000,000 shares of the Company’s common stock for issuance to employees, directors, or consultants.  The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options (Options) is 4,500,000.  Pursuant to the Deferred Stock Unit Compensation Plan, a Sub Plan under the 2006 Plan, a participant may elect to defer settlement of their outstanding unvested awards until such time as elected by the participant.

The Company has elected to grant nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the employee recipients to receive shares of common stock in the Company upon vesting of the NSUs.  The vesting of all NSUs is subject to achievement of certain performance targets.  For NSUs granted in 2012 and 2011, one-third of these awards will vest at the end of each of the three years after the performance goals are achieved.  On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

In February 2012, the Company approved a new stock repurchase program to repurchase up to $100,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program did not obligate the Company to acquire any particular amount of common stock and the program could be suspended at any time at the Company’s discretion.  During the three months ended June 30, 2012, the Company repurchased approximately 1,475,000 shares under this program, for approximately $80,000, or an average price of $54.26.  During the six months ended June 30, 2012, the Company repurchased approximately 1,749,000 shares under this program, for approximately $100,000, or an average price of $57.19.  As of June 30, 2012, the Company had repurchased the full amount authorized under this program.  The purchases were funded from available working capital.

In June 2012, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  As of June 30, 2012, the Company had not repurchased any stock under this new program.  Through August 8, 2012, the Company repurchased 636,000 shares under this program, for approximately $26,800, or an average price of $42.13, leaving the remaining approved amount at $173,200.

During the three months ended June 30, 2012, the Company granted 128,000 NSUs under the 2006 Plan, at a weighted-average grant-date fair value of $63.19 per share.  During the six months ended June 30, 2012, the Company granted 192,000 NSUs under the 2006 Plan, at a weighted-average grant-date value of $63.09.  As of June 30, 2012, future unrecognized compensation cost for these awards, excluding estimated forfeitures, is $5,350.  As of June 30, 2012, the Company believed that the achievement of at least the threshold performance objective of these awards was probable, and therefore recognized compensation expense accordingly for these awards.

In May 2012, the Board of Directors of the Company adopted a new long-term incentive award under its 2006 Equity Incentive Plan (2012 LTIP Awards).  These awards will be available for issuance to current and future members of the Company’s management team, including the Company’s named executive officers.  Each recipient will receive a specified maximum number of restricted stock units (RSUs), each of which will represent the right to receive one share of the Company’s common stock.  These awards vest subject to certain long-term performance objectives and certain long-term service conditions.  The awards will vest on December 31, 2015 only if the Company meets certain revenue targets ranging between $2,200,000 and $2,900,000 and certain diluted earnings per share targets ranging between $7.00 and $10.50 for the year ended December 31, 2015.  No vesting of any 2012 LTIP Award will occur if either of the threshold performance criteria is not met for the year ending December 31, 2015.  To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award.  Under this new program, during the three months ended June 30, 2012, the Company granted a maximum amount of 351,338 RSUs.  The grant date fair value of these RSUs was $56.12 per share.   As of June 30, 2012, the Company believed that the achievement of at least the threshold performance objective of these awards was probable, and therefore recognized compensation expense accordingly for these awards.  As of June 30, 2012, future unrecognized compensation cost for these awards, excluding estimated forfeitures, is $10,093.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The following is a reconciliation of the Company’s retained earnings:

Retained
Earnings
Balance at December 31, 2011	$692,595
Net loss attributable to Deckers Outdoor Corporation	(12,252)
Repurchase of common stock	(99,983)
Balance at June 30, 2012	$580,360

(4)                      Accumulated Other Comprehensive Income (Loss)

Accumulated balances of the components within accumulated other comprehensive income (loss) (AOCI) were as follows:

	June 30,	December 31,
	2012	2011
Unrealized gain on foreign currency hedging, net of tax	$655	$633
Cumulative foreign currency translation adjustment, net of tax	(402)	(2,363)
Accumulated other comprehensive income (loss)	$253	$(1,730)

(5)                      Net (Loss) Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

Basic net (loss) income per share represents net (loss) income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period.  Diluted net (loss) income per share represents net (loss) income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three and six months ended June 30, 2012 and 2011, the reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted-average shares used in basic computation	37,873,000	38,670,000	38,244,000	38,640,000
Dilutive effect of share-based awards*	—	—	—	664,000
Weighted-average shares used in diluted computation	37,873,000	38,670,000	38,244,000	39,304,000

*Excluded NSUs, RSUs and Options as of June 30, 2012 and 2011	1,419,000	1,255,000	1,419,000	553,000
*Excluded SARs as of June 30, 2012 and 2011	745,000	945,000	745,000	645,000

The Company excluded all NSUs, RSUs, Options and Stock Appreciation Rights (SARs) for the three and six months ended June 30, 2012, and for the three months ended June 30, 2011, from the diluted net (loss) income per share computation because they were anti-dilutive due to the net loss for each of those periods. For the six months ended June 30, 2011, the share-based awards that were excluded from the dilutive effect were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through June 30, 2011.  The excluded awards include the maximum amounts achievable for these awards.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(6)                      Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses, other current assets, trade accounts payable, accrued expenses, and income taxes receivable and payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, except as noted otherwise, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.  The fair value of the contingent consideration and the derivatives are measured and recorded at fair value on a recurring basis.  The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis.  For each plan year, on behalf of the Company, the Board may, but is not required to, contribute any amount it desires to any participant under this program.  The Company’s contribution will be determined by the Board annually in the fourth quarter.  No such contribution has been approved as of June 30, 2012.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts. The Company has established a rabbi trust as a reserve for the benefits payable under this program.  The assets of the trust are reported in other assets in the Company’s condensed consolidated balance sheets.  All amounts deferred are presented in long-term liabilities in the condensed consolidated balance sheets.

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

The table below summarizes the Company’s financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair Value at June 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$3,415	$3,415	$—	$—
Nonqualified deferred compensation liability	$(3,415)	$(3,415)	$—	$—
Designated derivatives assets	$1,482	$—	$1,482	$—
Designated derivatives liabilities	$(544)	$—	$(544)	$—
Contingent consideration for acquisition of business	$(67,900)	$—	$—	$(67,900)

	Fair Value at December 31,	Fair Value Measurement Using
	2011	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$1,991	$1,991	$—	$—
Nonqualified deferred compensation liability	$(1,991)	$(1,991)	$—	$—
Designated derivatives assets	$1,117	$—	$1,117	$—
Designated derivatives liabilities	$(87)	$—	$(87)	$—
Contingent consideration for acquisition of business	$(91,600)	$—	$—	$(91,600)

The Level 2 inputs consist of forward spot rates at the end of the reporting period (see note 7).

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.  The estimated fair value of the contingent consideration is based on the Sanuk brand estimated future gross profits, using a probability weighted average sales forecast to determine a best estimate of gross profits.  The estimated sales forecasts include a compound annual growth rate (CAGR) of 18.8% from fiscal year 2011 through fiscal year 2015.  The gross profit forecasts for fiscal years 2012 through 2015 range from approximately $54,000 to $72,000, which are then used to apply the contingent consideration percentages in accordance with the applicable agreement (see note 10).  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  The Company’s use of different estimates and assumptions could produce different estimates of the value of the contingent consideration.  For example, a 5.0% change in the estimated CAGR would change the total liability balance at June 30, 2012 by approximately $7,000.  Refer to note 10 for further information on the contingent consideration arrangement.  The following table presents a reconciliation of the Level 3 measurement:

Balance, December 31, 2011	$91,600
Payments	(30,000)
Change in fair value	6,300
Balance, June 30, 2012	$67,900

(7)                      Foreign Currency Exchange Contracts and Hedging

The Company’s total hedging contracts had notional amounts totaling approximately $61,000 and $66,000 as of June 30, 2012 and December 31, 2011, respectively, held by one counterparty.  At June 30, 2012, the outstanding contracts were expected to mature over the next six months.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives.  During the three and six months ended June 30, 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2012.  The effective portion of the gain or loss on the derivative is reported in other comprehensive income (OCI) and reclassified into earnings (loss) in the same period or periods during which the hedged transaction affects earnings.  As of June 30, 2012, the total amount in AOCI (see note 4) was expected to be reclassified into income (loss) within the next nine months.

The following table summarizes the effect of foreign exchange contracts designated as cash flow hedging relationships on the condensed consolidated financial statements:

			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
For the Six	Recognized in OCI	Reclassified from	AOCI into	Location of Amount	Gain (Loss) from
Months Ended	on Derivative	AOCI into Income	Income (Effective	Excluded from	Amount Excluded from
June 30,	(Effective Portion)	(Effective Portion)	Portion)	Effectiveness Testing	Effectiveness Testing
2012	$(111)	Net Sales	$382	SG&A	$10
2011	$(3,011)	Net Sales	$201	SG&A	$(10)

The following table summarizes the effect of foreign exchange contracts not designated as hedging instruments on the condensed consolidated financial statements:

For the Six	Location of Gain (Loss)	Amount of Gain (Loss)
Months Ended	Recognized in Income (Loss) on	Recognized in Income (Loss) on
June 30,	Derivatives	Derivatives
2012	SG&A	$74
2011	SG&A	$(670)

(8)                      Credit Agreement

In August 2011, the Company entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association as syndication agents, and the lenders party thereto.  The Credit Agreement is a five-year, $200,000 secured revolving credit facility that contains a $50,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans and matures on August 30, 2016.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Credit Agreement by up to an additional $100,000, resulting in a maximum available principal amount of $300,000.  None of the lenders under the Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments.  At the Company’s option, revolving loans issued under the Credit Agreement will bear interest at either the adjusted London Interbank Offered Rate (LIBOR) for 30 days (0.25% at June 30, 2012) plus 1.25% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.25% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.25% per annum and adjusted LIBOR plus 1.50% per annum (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 0.50% per annum), based upon the Company’s total adjusted leverage ratio at such time.  In addition, the Company will initially be required to pay fees of 0.20% per annum on the daily unused amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.20% and 0.30% per annum, based upon the Company’s total adjusted leverage ratio.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s existing and future domestic subsidiaries, other than certain immaterial subsidiaries, and foreign subsidiaries (the “Guarantors”), and is secured by a first-priority security interest in substantially all of the assets of the Company and the Guarantors, including all or a portion of the equity interests of certain of the Company’s domestic and foreign subsidiaries.

The Credit Agreement contains financial covenants which include: the asset coverage ratio must be greater than 1.10 to 1.00; the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations.  The Credit Agreement contains certain other covenants which include: the maximum additional secured debt related to a capital asset may not exceed $20,000, the maximum additional unsecured debt may not exceed $200,000; the maximum secured debt not related to a capital asset may not exceed $5,000, a judgment may not exceed $10,000; maximum ERISA event of $10,000 in one year, $20,000 in all years; the Company may not have a change of control (as defined in the Credit Agreement); there is no limit on acquisitions, if the total adjusted leverage ratio does not exceed 2.75 to 1.00 and the Company must have a minimum amount of cash plus unused credit of $75,000; and there is no restriction on dividends or share repurchases, if the minimum amount of cash plus unused credit is $75,000.

At June 30, 2012, the Company had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $189.  As a result, $199,811 was available under the Credit Agreement at June 30, 2012.  Subsequent to June 30, 2012, the Company borrowed approximately $102,000 under the Credit Agreement through the date of this report.

(9)                      Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies in the Company’s Annual Report, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments.  The Company evaluates segment performance primarily based on net sales and income or loss from operations.  The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and its other brands, its eCommerce business and its retail store business.  The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies.  The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment.  The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others.  The gross profit derived from the sales to third parties of the eCommerce and retail stores segments is separated into two components: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments.  In prior periods, certain operating expenses were classified as segment expenses and are now classified as unallocated expenses.  This change in segment reporting only changed the presentation within the below table and did not impact the Company’s condensed consolidated financial statements for any period.  The segment information for the three and six months ended June 30, 2011 has been adjusted retrospectively to conform to the current period presentation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales to external customers:
UGG wholesale	$78,643	$85,347	$170,577	$176,431
Teva wholesale	31,757	38,080	80,165	87,566
Sanuk wholesale	26,723	—	58,995	—
Other wholesale	4,155	4,963	9,942	10,415
eCommerce	7,999	5,709	29,705	29,169
Retail stores	25,159	20,123	71,358	55,492
	$174,436	$154,222	$420,742	$359,073

Income (loss) from operations:
UGG wholesale	$10,747	$23,430	$39,101	$62,210
Teva wholesale	5,727	7,679	13,807	21,965
Sanuk wholesale	3,030	—	13,678	—
Other wholesale	(564)	(2,682)	(1,934)	(4,608)
eCommerce	(108)	(389)	4,252	5,284
Retail stores	(7,693)	(3,006)	(4,434)	2,176
Unallocated overhead costs	(39,847)	(35,830)	(81,245)	(69,630)
	$(28,708)	$(10,798)	$(16,775)	$17,397

Business segment asset information is summarized as follows:

	June 30,	December 31,
	2012	2011
Total assets for reportable segments:
UGG wholesale	$366,920	$347,213
Teva wholesale	63,984	61,893
Sanuk wholesale	220,636	217,936
Other wholesale	10,435	10,690
eCommerce	3,610	5,964
Retail stores	88,858	80,514
	$754,443	$724,210

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

	June 30,	December 31,
	2012	2011
Total assets for reportable segments	$754,443	$724,210
Unallocated cash and cash equivalents	114,401	263,606
Unallocated deferred tax assets	27,769	27,637
Other unallocated corporate assets	128,390	130,743
Consolidated total assets	$1,025,003	$1,146,196

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits.  While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  As of June 30, 2012, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions.  These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and the European debt crisis, which have affected various sectors of the financial markets.  As of June 30, 2012, the Company had experienced no loss or lack of access to its invested cash and cash equivalents.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 34.9% and 46.3% of the Company’s total net sales for the three months ended June 30, 2012 and 2011, respectively.  International sales were 32.5% and 35.7% of the Company’s total net sales for the six months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, no single foreign country comprised more than 10% of total net sales.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.  Long-lived assets, which consist of property and equipment, by major country were as follows:

	June 30,	December 31,
	2012	2011
US	$74,473	$65,034
All other countries*	28,807	25,223
Total	$103,280	$90,257

*  No foreign country’s long-lived assets comprised more than 10% of total long-lived assets as of June 30, 2012 and December 31, 2011.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of net sales for either the six months ended June 30, 2012 or 2011.  As of June 30, 2012 and December 31, 2011, one customer accounted for 12.7% and 17.1% of net trade accounts receivable, respectively.

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

The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions.  When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which the Company believes it is more likely than not that the position will be sustained upon examination. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement. The portion of the benefits that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  It is reasonably possible that the Company’s unrecognized tax benefits could change; however, the Company believes its unrecognized tax benefits are adequate.  With few exceptions, the Company is no longer subject to US federal, state, local, or non-US income tax examinations by tax authorities for years before 2006.  The Company’s federal income tax returns for the years ended December 31, 2006 through December 31, 2009 were under examination by the Internal Revenue Service (IRS).  In connection with the examination, the Company has received notices of proposed adjustments (NOPAs), which the Company agreed with and recorded in its condensed consolidated financial statements.  In addition, in March 2011, the Company received a NOPA related to transfer pricing arrangements with the Company’s subsidiaries in which adjustments were asserted totaling approximately $55,000 of additional taxable income, representing additional federal taxes and penalties of approximately $27,000, excluding interest.  The Company responded to this NOPA indicating that it disagrees with the proposed adjustments.  The Company had a meeting with IRS Appeals in June 2012.  It is possible that the Company’s unrecognized tax benefit could change; however, the Company believes its unrecognized tax benefits are adequate.

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

The Company has unconditional purchase obligations relating to sheepskin contracts.  The Company enters into contracts requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories, and other agents (each or collectively, a “Buyer”) must make on or before a specified target date.  Under certain contracts, the Company may pay an advance deposit, which is included in other current assets on the condensed consolidated balance sheets and shall be repaid to the Company as Buyers purchase goods under the terms of these agreements.  In the event that a Buyer does not purchase certain minimum commitments on or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled.  These agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts.  The contracts do not permit net settlement.  The Company expects sheepskin purchases by third party factories will eventually exceed the contract levels.  Therefore, management believes the likelihood of any non-performance payments under these contractual arrangements is remote and would have an immaterial effect on the condensed consolidated statements of comprehensive (loss) income.  The Company determined this based upon its projected sales and inventory purchases.  Minimum commitments by contract as of June 30, 2012 were as follows:

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
October 2011	January 31, 2013	$50,000	$183,000	$33,340	$64,852

In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of June 30, 2012, the remaining contingent consideration payments, which have no maximum, are as follows:

•                  51.8% of the Sanuk brand gross profit in 2012,

•                  36.0% of the Sanuk brand gross profit in 2013, and

•                  40.0% of the Sanuk brand gross profit in 2015.

As of June 30, 2012 and December 31, 2011, contingent consideration of $67,900 and $91,600, respectively, are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheets.  Refer to note 6 for further information on the contingent consideration amounts.

(11)                Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS), which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between US GAAP and IFRS. Effective for the Company beginning January 1, 2012, this ASU changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 fair value measurements.  The Company adopted this update on January 1, 2012 and its adoption did not impact the Company’s condensed consolidated financial statements and only enhanced the disclosures for estimates requiring Level 3 fair value measurements (see note 6).

In June 2011, the FASB issued ASU, Presentation of Comprehensive Income, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income, which brings US GAAP into alignment with IFRS for the presentation of OCI.  Effective for the Company beginning January 1, 2012, the option in GAAP that permitted the presentation of OCI in the statement of changes in equity was eliminated.  The provisions of the update provide that an entity that reports items of OCI has two options:  (1) a single statement must present the components of net income, total net income, the components of OCI, total OCI, and total comprehensive income; or (2) a two-statement approach whereby an entity must present the components of net income and total net income in the first statement.  That statement must be immediately followed by a financial statement that presents the components of OCI, a total for OCI, and a total for comprehensive income.  Beginning January 1, 2012, the Company adopted this ASU using the single statement approach, which only changed the presentation of OCI on the Company’s condensed consolidated financial statements.

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

In July 2012, the FASB issued ASU, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill is impaired.  If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset.  Entities are required to test indefinite-lived assets for impairment at least annually and more frequently if indicators of impairment exist.  This ASU will be effective for the Company January 1, 2013, with early adoption permitted.

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

Overview

You should read this report in its entirety, together with our Annual Report on Form 10-K, filed with the Securities Exchange Commission (SEC) on February 29, 2012, and the documents that we file as exhibits to these reports and the documents that we incorporate by reference in these reports.

We are a leading designer, producer, marketer, and brand manager of innovative, high-quality footwear, apparel, and accessories. We market our products primarily under three proprietary brands:

•                  UGG®: Premier brand in luxury and comfort footwear, handbags, apparel, and cold weather accessories;

•                  Teva®: High performance, outdoor footwear and sandals; and

•                  Sanuk®: Innovative action sport footwear rooted in the surf community.

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

•                  We believe that consumers are more often seeking footwear designed to address a broader array of activities with the same quality, comfort, and high performance attributes they have come to expect from traditional athletic footwear.

•                  We believe that consumers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market category creators and leaders.

•                  We believe that consumers have become increasingly focused on luxury and comfort, seeking out products and brands that are fashionable while still comfortable.

•                  We believe that there is an emerging sustainable lifestyle movement happening all around the world, and consumers are demanding that brands and companies become more environmentally responsible.

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

We have experienced cost increases, most significantly with sheepskin. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts. We continually strive to contain our material costs through increasing the mix of non-sheepskin products, exploring new footwear materials and new production technologies, and utilizing lower cost production, including in the US from where we have begun sourcing product this year. Also, refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for further discussion of our commodity price risk.

Below is an overview of the various components of our business, including the key factors that affect each business and our principal strategies for growing each business.

UGG Brand Overview

UGG® Australia has grown to be well-known in the US and internationally in the footwear industry. With loyal consumers around the world, including high-profile celebrities, the UGG brand continually earns media exposure from numerous outlets both organically and from strategic public relations efforts. The UGG brand has invested in paid media creating impactful integrated campaigns across multiple channels (including television, out-of-home (OOH), print, digital and social) that are globally scalable, contributing to broader public awareness of the brand.

We believe the increased global media focus and demand for UGG products has been driven by the following:

•                  consumer brand loyalty, due to the luxury and comfort of UGG footwear;

•                  continued innovation of new product categories and styles, including those beyond footwear;

•                  increased marketing for women and men in targeted high-end print, OOH, digital and social advertising;

•                  a targeted UGG for Men campaign featuring Tom Brady;

•                  targeted marketing at prospective consumers through email blasts, new catalogs and direct mail pieces;

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

We believe the luxurious comfort of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have increased our product offering, including a growing spring line, an expanded men’s line, and a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as handbags, cold weather accessories, and apparel. We have also recently expanded our marketing and promotional efforts, which we believe has contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification also will help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.

Teva Brand Overview

We believe that our Teva brand is a leading innovative, global, action-outdoor brand, with over 25 years of contributions to the outdoor experience. The Teva brand pioneered the water sport sandal category in 1984, and today our brand mission is to inspire better stories through adventures. Leveraging our core performance competencies in footwear and delivering our brand promise to help our consumers Live Better Stories™, we are focused on driving growth through innovation in the growing outdoor space through off-road trail activities, freestyle mountain bike riding, action water sports, and other outdoor lifestyle products.

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

Sanuk Brand Overview

The Sanuk brand was founded 15 years ago, and from its origins in the Southern California surf culture, has grown into a global presence. The Sanuk brand’s use of unexpected materials and unconventional constructions has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga Mat sandal collection and the patented SIDEWALK SURFERS®.  We believe that the Sanuk brand provides substantial growth opportunities within the action sports market, as well as other domestic and global markets and channels in which Deckers is already established.

Other Brands Overview

Our other brands consist of TSUBO, Ahnu, and MOZO. Our other brands are all sold through most of our distribution channels, with the majority sold through wholesale channels.

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

The MOZO brand strives to deliver revolutionary footwear for creative, passionate, and talented professionals who spend long hours working on their feet. Our high-performance footwear is designed to the standards of these professionals, not just their workplace. In 2011, MOZO introduced The Chef Signature Collection: footwear designed by global style icon Marcus Samuelsson, recently-appointed head chef for the House of Blues group, Aaron Sanchez, and current Iron Chef competitor, Chris Cosentino. This collection put the MOZO brand in the media for the first time and allowed the brand to open up new distribution opportunities. This year the brand signed the only female Iron Chef winner, Cat Cora, to design a collection built for women to wear in the home kitchen and anywhere else their busy lives take them. Current distribution includes culinary trade wholesale, large on-line retailers and the health care worker market.

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

Retail Stores Overview

Our retail stores are predominantly UGG Australia concept stores and UGG Australia outlet stores. Our retail stores enable us to directly impact our customers’ experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. In addition, our UGG Australia concept stores allow us to showcase our entire product line including footwear, accessories, handbags, and outerwear; whereas, a wholesale account may not represent all of these categories. Through our outlet stores, we sell some of our discontinued styles from prior seasons, plus products made specifically for the outlet stores. We sell Teva products as well as some of our other brands through limited outlet locations.

As of June 30, 2012, we had a total of 53 retail stores worldwide. These stores are company-owned and operated and include our China stores, which prior to April 2, 2012 were owned and operated with our joint venture partner.  On April 2, 2012, we purchased the remaining interest in our Chinese joint venture.  During 2012, we plan to open additional retail stores, with the majority in international locations, with the total being more than the number of stores we opened in 2011.  We intend to continue opening more retail stores worldwide beyond 2012.

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

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$246,306	$174,436
Income (loss) from operations	$11,933	$(28,708)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$204,851	$154,222	$414,358	$603,852
Income (loss) from operations	$28,195	$(10,798)	$90,661	$176,780

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table summarizes the Company’s results of operations:

	Three Months Ended June 30,
	2012		2011		Change
	Amount	%	Amount	%	Amount	%
Net sales	$174,436	100.0%	$154,222	100.0%	$20,214	13.1%
Cost of sales	100,857	57.8	88,310	57.3	12,547	14.2
Gross profit	73,579	42.2	65,912	42.7	7,667	11.6
Selling, general and administrative expenses	102,287	58.6	76,710	49.7	25,577	33.3
Loss from operations	(28,708)	(16.5)	(10,798)	(7.0)	(17,910)	(165.9)
Other income, net	(179)	(0.1)	(43)	—	(136)	(316.3)
Loss before income taxes	(28,529)	(16.4)	(10,755)	(7.0)	(17,774)	(165.3)
Income tax benefit	(8,390)	(4.8)	(3,227)	(2.1)	(5,163)	(160.0)
Net loss	(20,139)	(11.5)	(7,528)	(4.9)	(12,611)	(167.5)
Net loss attributable to the noncontrolling interest	—	—	189	0.1	(189)	(100.0)
Net loss attributable to Deckers Outdoor Corporation	$(20,139)	(11.5)%	$(7,339)	(4.8)%	$(12,800)	(174.4)%

Overview.  The Sanuk brand operations are included in our results of operations effective upon our acquisition date of July 1, 2011.  The increase in net sales was primarily due to the addition of Sanuk product sales as well as an increase in UGG retail sales, partially offset by a reduction in UGG and Teva wholesale sales in Europe.  The increase in loss from operations resulted primarily from higher selling, general and administrative expenses, partially offset by the increase in net sales.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended June 30,
			Change
	2012	2011	Amount	%
Net sales by location:
US	$113,480	$82,772	$30,708	37.1%
International	60,956	71,450	(10,494)	(14.7)
Total	$174,436	$154,222	$20,214	13.1%

Net sales by brand and distribution channel:
UGG:
Wholesale	$78,643	$85,347	$(6,704)	(7.9)%
eCommerce	4,270	2,969	1,301	43.8
Retail stores	24,980	19,950	5,030	25.2
Total	107,893	108,266	(373)	(0.3)
Teva:
Wholesale	31,757	38,080	(6,323)	(16.6)
eCommerce	2,207	2,089	118	5.6
Retail stores	129	123	6	4.9
Total	34,093	40,292	(6,199)	(15.4)
Sanuk:
Wholesale	26,723	—	26,723	*
eCommerce	1,264	—	1,264	*
Retail stores	—	—	—	—
Total	27,987	—	27,987	*
Other:
Wholesale	4,155	4,963	(808)	(16.3)
eCommerce	258	651	(393)	(60.4)
Retail stores	50	50	—	—
Total	4,463	5,664	(1,201)	(21.2)
Total	$174,436	$154,222	$20,214	13.1%

Total eCommerce	$7,999	$5,709	$2,290	40.1%

Total Retail stores	$25,159	$20,123	$5,036	25.0%

* Calculation of percentage change is not meaningful.

The increase in net sales was primarily driven by the addition of the Sanuk brand as well as an increase in UGG retail sales, partially offset by a reduction in UGG and Teva wholesale sales in Europe.  We experienced an increase in the number of pairs sold through the addition of our Sanuk wholesale segment and continued retail growth, partially offset by a decrease in pairs sold in our UGG, Teva, and other brands wholesale segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 22.2% to approximately 4.4 million pairs sold for the three months ended June 30, 2012 from 3.6 million pairs for the three months ended June 30, 2011.  Our weighted-average wholesale selling price per pair decreased to $35.06 for the three months ended June 30, 2012 from $38.28 for the three months ended June 30, 2011.  The decreased average selling price was primarily due to the addition of our Sanuk wholesale segment, which has lower overall average selling prices due to the nature of the brand, partially offset by increases in all other segments excluding eCommerce.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in the average selling price.  The decrease in volume was primarily to our distributors in Europe, as well as our wholesale customers in Europe.  We believe the decline was partially due to reduced distributor orders for the fall season caused by the weakening economy in Europe and our distributors having increased carryover inventory levels resulting from the warm winter in the prior year.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in the average selling price.  The decrease in volume was primarily in the domestic and European markets, with Europe having a larger percentage decrease.  We believe the decline in Europe was partially due to a tightening in consumer spending as a result of the weakening economy, leading retailers to be similarly cautious. The domestic market had a slight increase in sales due to increased average selling prices, despite the decrease in the volume of pairs sold.

Wholesale net sales of our Sanuk brand, which we acquired in July 2011, were $26,723.

Wholesale net sales of our other brands decreased due to a decrease in volume of pairs sold, partially offset by an increase in the average selling price.  The decreases in net sales and volume of pairs sold were due to ceasing distribution of the Simple brand as of December 31, 2011.  Excluding the Simple brand, our other brands experienced an increase in both net sales and volume of pairs sold.

Net sales of our eCommerce business increased due to an increase in the number of pairs sold, partially offset by a decrease in the average selling price. The decrease in the average selling price was primarily due to lower average selling prices for the UGG brand due to a shift in product mix, and the addition of Sanuk brand sales, which carry lower average selling prices.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 21 new stores opened since June 30, 2011.  For the thirteen weeks ended July 1, 2012 compared to July 3, 2011, same store sales grew by 6.8%.  All stores not included in same store sales contributed approximately $3,900 of retail sales during the thirteen weeks ended July 1, 2012.  As we continue to increase the number of our stores, each new store will have less proportional impact on our growth rate.   Previously, we calculated our same store sales using full calendar quarters and adjustments to reflect foreign exchange impacts, and included all stores that were open for the full quarter or year-to-date periods, respectively.  Beginning the three months ended March 31, 2012, we changed the method of our calculation to a traditional retail weekly calendar, excluded adjustments to reflect foreign exchange impacts, and excluded other items such as stores under relocation or remodel to more accurately reflect comparable store sales.  This calculation is more consistent with how management views the business and we believe it is more consistent with financial measures used in the retail industry.  We cannot assure investors that revenue from our retail store business will continue to increase.

International sales, which are included in the segment sales above, for all of our products combined represented 34.9% and 46.3% of worldwide net sales for the three months ended June 30, 2012 and 2011, respectively.  The decrease in international sales was largely due to decreased sales for our Teva and UGG wholesale channel, primarily in the European region.

Gross Profit.  As a percentage of net sales, gross margin decreased primarily due to increased sheepskin and other material costs as well as an increased impact of discounted and closeout  sales in Europe for our UGG and Teva brands.  The decrease was partially offset by the contribution of the Sanuk brand, which generally carries higher margins, and increased margins for our retail segment.  We expect to experience continued pressure on gross profit, primarily due to the increased sheepskin costs, for the full year 2012.

Selling, General and Administrative Expenses (SG&A).  The change in SG&A was primarily due to:

•                  approximately $15,000 of SG&A expenses for our Sanuk brand, including an increase to the fair value of the contingent consideration liability of approximately $5,000, that we did not own as of June 30, 2011;

•                  increased retail costs of approximately $8,000, largely related to 21 new retail stores that were not open as of June 30, 2011;

•                  increased marketing expenses of approximately $4,000, largely related to our new UGG men’s and Classic campaigns; and

•                  increased international division expenses of approximately $4,000 in support of our continued international expansion;

•                  decreased amortization expense of approximately $2,000 due to an acquired order book being fully amortized during the first six months of 2011;

•                  decreased legal expense of approximately $2,000.

Loss from Operations.  Refer to Note 9 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Three Months Ended June 30,
			Change
	2012	2011	Amount	%
UGG wholesale	$10,747	$23,430	$(12,683)	(54.1)%
Teva wholesale	5,727	7,679	(1,952)	(25.4)
Sanuk wholesale	3,030	—	3,030	*
Other wholesale	(564)	(2,682)	2,118	79.0
eCommerce	(108)	(389)	281	72.2
Retail stores	(7,693)	(3,006)	(4,687)	(155.9)
Unallocated overhead costs	(39,847)	(35,830)	(4,017)	(11.2)
Total	$(28,708)	$(10,798)	$(17,910)	(165.9)%

* Calculation of percentage change is not meaningful.

Loss from operations increased primarily due to an increase in SG&A expenses, partially offset by the increase in net sales.

The decrease in income from operations of UGG brand wholesale was primarily the result of a 9.3 percentage point decrease in gross margin, primarily attributable to higher sheepskin and other material costs and an increased impact of discounted and closeout sales in Europe.  The decrease in income was also due to higher marketing and promotional expenses of approximately $4,000, related to our new men’s and Classic campaigns.  These decreases to income were partially offset by approximately $1,500 in decreased commissions and approximately $2,000 in decreased amortization expenses, due to an acquired order book being fully amortized during the first six months of 2011.

The decrease in income from operations of Teva brand wholesale was primarily the result of approximately a $2,000 reduction in gross profit, mostly attributable to the decrease in net sales.

The income from operations from our Sanuk brand, which we acquired in July 2011, was $3,030.

The loss from operations of our other brands wholesale decreased due to an increase in gross profit of approximately $1,000 and a decrease in selling and other expenses of approximately $1,000.

The decrease in loss from operations of our eCommerce business was primarily due to the increase in net sales, partially offset by an increase in marketing and promotional expenses.

The increase in loss from operations of our retail store business, which primarily relates to the UGG brand, was primarily due to approximately $8,000 of higher operating expenses largely related to our new store openings.  These results were partially offset by increased net sales and a 4.3 percentage point increase in gross margin, primarily due to an increased mix of international sales which generally carry higher margins.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $5,000 related to international infrastructure costs to support our expansion.

Other (Income) Expense, Net.  Other income, net increased primarily due to royalty income and expired eCommerce website customer credits.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax benefit and effective income tax rates were as follows:

	Three Months Ended
	June 30,
	2012	2011
Income tax benefit	$8,390	$3,227
Effective income tax rate	29.4%	30.0%

The decrease in the effective tax rate was primarily due to US federal and state tax adjustments, partially offset by a change in the jurisdictional mix of expected annual pre-tax income.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of June 30, 2012, we had approximately $6,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.  We have no plans to repatriate any of our foreign cash.  We anticipate our effective tax rate for the full year 2012 to be higher than the full year rate of 29.2% in 2011.  The higher expected rate is due to an increase in our projected annual US pre-tax income as a percentage of worldwide pre-tax income compared to the prior year, as income generated in the US is taxed at higher rates than most of our foreign jurisdictions.

Net Loss Attributable to the Noncontrolling Interest.  On April 2, 2012, we purchased the remaining 49% noncontrolling interest in our joint venture with Stella International.  Prior to this purchase, we already had a controlling interest in this entity, and therefore, the subsidiary had been and will continue to be consolidated with our operations.

Net Loss Attributable to Deckers Outdoor Corporation.   Our net loss increased as a result of the items discussed above.  Our diluted loss per share increased, primarily as a result of the increase in net loss.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table summarizes the Company’s results of operations:

	Six Months Ended June 30,
	2012		2011		Change
	Amount	%	Amount	%	Amount	%
Net sales	$420,742	100.0%	$359,073	100.0%	$61,669	17.2%
Cost of sales	233,875	55.6	190,683	53.1	43,192	22.7
Gross profit	186,867	44.4	168,390	46.9	18,477	11.0
Selling, general and administrative expenses	203,642	48.4	150,993	42.1	52,649	34.9
(Loss) income from operations	(16,775)	(4.0)	17,397	4.8	(34,172)	(196.4)
Other income, net	(580)	(0.1)	(181)	(0.1)	(399)	(220.4)
(Loss) income before income taxes	(16,195)	(3.8)	17,578	4.9	(33,773)	(192.1)
Income tax (benefit) expense	(4,091)	(1.0)	5,273	1.5	(9,364)	(177.6)
Net (loss) income	(12,104)	(2.9)	12,305	3.4	(24,409)	(198.4)
Net income attributable to the noncontrolling interest	(148)	—	(466)	(0.1)	318	68.2
Net (loss) income attributable to Deckers Outdoor Corporation	$(12,252)	(2.9)%	$11,839	3.3%	$(24,091)	(203.5)%

Overview.  The Sanuk brand operations are included in our results of operations effective upon our acquisition date of July 1, 2011.  The increase in net sales was primarily due to the addition of Sanuk product sales as well as an increase in UGG retail sales and UGG wholesale sales in Canada, Asia and the US, partially offset by a reduction in UGG and Teva wholesale sales in Europe.  The decrease in income from operations resulted primarily from higher selling, general and administrative expenses as well as a 2.5 percentage point decrease in gross margin, partially offset by the increase in net sales.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Six Months Ended June 30,
			Change
	2012	2011	Amount	%
Net sales by location:
US	$284,038	$230,894	$53,144	23.0%
International	136,704	128,179	8,525	6.7
Total	$420,742	$359,073	$61,669	17.2%

Net sales by brand and distribution channel:
UGG:
Wholesale	$170,577	$176,431	$(5,854)	(3.3)%
eCommerce	24,328	25,057	(729)	(2.9)
Retail stores	71,059	55,205	15,854	28.7
Total	265,964	256,693	9,271	3.6
Teva:
Wholesale	80,165	87,566	(7,401)	(8.5)
eCommerce	3,554	2,941	613	20.8
Retail stores	203	194	9	4.6
Total	83,922	90,701	(6,779)	(7.5)
Sanuk:
Wholesale	58,995	—	58,995	*
eCommerce	1,371	—	1,371	*
Retail stores	—	—	—	—
Total	60,366	—	60,366	*
Other:
Wholesale	9,942	10,415	(473)	(4.5)
eCommerce	452	1,171	(719)	(61.4)
Retail stores	96	93	3	3.2
Total	10,490	11,679	(1,189)	(10.2)
Total	$420,742	$359,073	$61,669	17.2%

Total eCommerce	$29,705	$29,169	$536	1.8%

Total Retail stores	$71,358	$55,492	$15,866	28.6%

* Calculation of percentage change is not meaningful.

The increase in net sales was primarily driven by the addition of the Sanuk brand and increased UGG retail sales and UGG wholesale sales in Canada, Asia and the US, partially offset by a reduction in UGG and Teva wholesale sales in Europe.  We experienced an increase in the number of pairs sold through the addition of our Sanuk wholesale segment and continued retail growth, partially offset by a decrease in pairs sold in our UGG, Teva, and other brands wholesale segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 26.5% to approximately 10.5 million pairs sold for the six months ended June 30, 2012 from 8.3 million pairs for the six months ended June 30, 2011.  Our weighted-average wholesale selling price per pair decreased to $33.06 for the six months ended June 30, 2012 from $35.94 for the six months ended June 30, 2011.  The decreased average selling price was primarily due to the addition of our Sanuk wholesale segment, which has lower overall average selling prices due to the nature of the brand, partially offset by increases in all other segments excluding eCommerce.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in the average selling price.  The decrease in volume was primarily to our distributors in Europe, as well as our wholesale customers in Europe.  We believe the decline was partially due to reduced distributor orders for the fall season caused by the weakening economy in Europe and our distributors having increased carryover inventory levels resulting from the warm winter in the prior year.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in the average selling price.  The decrease in volume was primarily to our distributors and wholesale customers in Europe, as well as our wholesale customers in the US and distributors in Asia.  We believe the decrease in Europe was partially due to a tightening in consumer spending as a result of the weakening economy, leading retailers to be similarly cautious.  The US and Asia each had a slight increase in sales due to increased average selling prices, despite the decrease in the volume of pairs sold.

Wholesale net sales of our Sanuk brand, which we acquired in July 2011, were $58,995.

Wholesale net sales of our other brands decreased due to a decrease in the volume of pairs sold, partially offset by an increase in the average selling price.  The decreases in net sales and volume of pairs sold were due to ceasing distribution of the Simple brand as of December 31, 2011.  Excluding the Simple brand, our other brands experienced an increase in both net sales and volume of pairs sold.

Net sales of our eCommerce business increased due to an increase in the number of pairs sold, partially offset by a decrease in the average selling price. The decrease in the average selling price was primarily due to the addition of Sanuk brand sales, which carry lower average selling prices, lower average selling prices for the UGG brand due to a shift in product mix, and increased Teva sales, which carry lower average selling prices.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 21 new stores opened since June 30, 2011.  For the twenty six weeks ended July 1, 2012 compared to July 3, 2011, same store sales grew by 4.0%.  All stores not included in same store sales contributed approximately $14,100 of retail sales during the twenty six weeks ended July 1, 2012.  We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate.  Previously, we calculated our same store sales using full calendar quarters and adjustments to reflect foreign exchange impacts, and included all stores that were open for the full quarter or year-to-date periods, respectively.  Beginning the three months ended March 31, 2012, we changed the method of our calculation to a traditional retail weekly calendar, excluded adjustments to reflect foreign exchange impacts, and excluded other items such as stores under relocation or remodel to more accurately reflect comparable store sales.  This calculation is more consistent with how management views the business and we believe it is more consistent with financial measures used in the retail industry.  We cannot assure investors that revenue from our retail store business will continue to increase.

International sales, which are included in the segment sales above, for all of our products combined represented 32.5% and 35.7% of worldwide net sales for the six months ended June 30, 2012 and 2011, respectively.  The increase in absolute dollars of international sales was primarily due to the addition of Sanuk product sales and an increase in sales for our UGG retail channel as well as increased sales for our UGG wholesale channel in Canada and Asia, partially offset by a reduction in sales for our UGG and Teva wholesale channels in Europe.

Gross Profit.  As a percentage of net sales, gross margin decreased primarily due to increased sheepskin and other material costs as well as an increased impact of discounted and closeout sales in Europe for our UGG and Teva brands.  The decrease was partially offset by the contribution of the Sanuk brand, which generally carries higher margins, and increased margins for our retail and eCommerce segments.  We expect to experience continued pressure on gross profit, primarily due to the increased sheepskin costs, for the full year 2012.

Selling, General and Administrative Expenses (SG&A).  The change in SG&A was primarily due to:

•

approximately $23,000 of expenses for our Sanuk brand, including an increase to the fair value of the contingent consideration liability of approximately $6,000, that we did not own as of June 30, 2011;

•	increased retail costs of approximately $17,000, largely related to 21 new retail stores that were not open as of June 30, 2011;
•	increased marketing expenses of approximately $9,000, largely related to our new UGG men’s and Classic campaigns;
•	increased international division expenses of approximately $8,000, excluding approximately $1,000 related to the Sanuk brand, in support of our continued international expansion;
•	decreased amortization expense of approximately $4,000 due to an acquired order book being fully amortized during the first six months of 2011; and
•	decreased legal expense of approximately $3,000.

(Loss) Income from Operations.  Refer to Note 9 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Six Months Ended June 30,
			Change
	2012	2011	Amount	%
UGG wholesale	$39,101	$62,210	$(23,109)	(37.1)%
Teva wholesale	13,807	21,965	(8,158)	(37.1)
Sanuk wholesale	13,678	—	13,678	*
Other wholesale	(1,934)	(4,608)	2,674	58.0
eCommerce	4,252	5,284	(1,032)	(19.5)
Retail stores	(4,434)	2,176	(6,610)	(303.8)
Unallocated overhead costs	(81,245)	(69,630)	(11,615)	(16.7)
Total	$(16,775)	$17,397	$(34,172)	(196.4)%

* Calculation of percentage change is not meaningful.

Loss from operations for the six months ended June 30, 2012 was $16,775 compared to income from operations for the six months ended June 30, 2011 of $17,397.  The loss was primarily due to an increase in SG&A expenses and a 2.5 percentage point reduction in gross margin, partially offset by the increase in net sales.

The decrease in income from operations of UGG brand wholesale was primarily the result of a 9.2 percentage point decrease in gross margin, primarily attributable to higher sheepskin and other material costs and an increased impact of discounted and closeout sales in Europe.  The decrease in income was also due to higher marketing and promotional expenses of approximately $8,000, related to our new men’s and Classic campaigns.  These decreases to income were partially offset by approximately $3,600 in decreased commissions and approximately $4,000 in decreased amortization expenses, due to an acquired order book being fully amortized during the first six months of 2011.

The decrease in income from operations of Teva brand wholesale was mostly attributable to the decrease in net sales and a 3.9 percentage point decrease in gross margin, mostly attributable to an increased impact of closeout sales.

The income from operations from our Sanuk brand, which we acquired in July 2011, was $13,678.

The loss from operations of our other brands wholesale decreased primarily due to a decrease in selling and other expenses totaling approximately $1,500, as well as an increase of approximately $1,200 in gross profit.

The decrease in income from operations of our eCommerce business was primarily due to an increase in marketing and promotional expenses, partially offset by a 2.2 percentage point increase in gross margin.

Loss from operations of our retail store business for the six months ended June 30, 2012 was $4,434 compared to income from operations for the six months ended June 30, 2011 of $2,176.  The loss was primarily due to approximately $17,000 of higher operating expenses largely related to our new store openings, as well as infrastructure to support an expanded global store rollout.  These results were partially offset by increased net sales and a 3.0 percentage point increase in gross margin, primarily due to an increased mix of international sales which generally carry higher margins.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $9,000 related to international infrastructure costs to support our expansion.

Other Income, Net.  Other income, net increased primarily due to expired eCommerce website customer credits and royalty income.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax (benefit) expense and effective income tax rates were as follows:

	Six Months Ended
	June 30,
	2012	2011
Income tax (benefit) expense	$(4,091)	$5,273
Effective income tax rate	25.3%	30.0%

The decrease in the effective tax rate was primarily due to a discrete tax expense of approximately $800 associated with our operations in China, as well as US federal and state tax adjustments, partially offset by a change in the jurisdictional mix of expected annual pre-tax income, as well as a research and development tax credit of approximately $300.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of June 30, 2012, we had approximately $6,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.  We have no plans to repatriate any of our foreign cash.  We anticipate our effective tax rate for the full year 2012 to be higher than the full year rate of 29.2% in 2011.  The higher expected rate is due to an increase in our projected annual US pre-tax income as a percentage of worldwide pre-tax income compared to the prior year, as income generated in the US is taxed at higher rates than most of our foreign jurisdictions.

Net Income Attributable to the Noncontrolling Interest.  On April 2, 2012, we purchased the remaining 49% noncontrolling interest in our joint venture with Stella International.  Prior to this purchase, we already had a controlling interest in this entity, and therefore, the subsidiary had been and will continue to be consolidated with our operations.  For the six months ended June 30, 2012, net income attributable to the noncontrolling interest was $148, which represents the noncontrolling interest’s share of income prior to April 2, 2012.

Net (Loss) Income Attributable to Deckers Outdoor Corporation.  We incurred a net loss versus income as a result of the items discussed above.  The change in diluted net (loss) income per share resulted primarily from the change in net (loss) income for the six months ended June 30, 2012 versus 2011.

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

The following table summarizes the Company’s cash flows and working capital:

	Six Months Ended June 30,
			Change
	2012	2011	Amount	%
Net cash provided by (used in) operating activities	$30,568	$(78,379)	$108,947	139.0%
Net cash used in investing activities	$(27,951)	$(18,368)	$(9,583)	(52.2)%
Net cash used in financing activities	$(151,971)	$(23,959)	$(128,012)	(534.3)%

	June 30,	December 31,	Change
	2012	2011	Amount	%
Cash and cash equivalents	$114,401	$263,606	$(149,205)	(56.6)%
Trade accounts receivable	123,182	193,375	(70,193)	(36.3)
Inventories	346,257	253,270	92,987	36.7
Other current assets	99,636	107,651	(8,015)	(7.4)
Total current assets	683,476	817,902	(134,426)	(16.4)

Trade accounts payable	191,773	110,853	80,920	73.0
Other current liabilities	57,964	121,226	(63,262)	(52.2)
Total current liabilities	249,737	232,079	17,658	7.6

Net working capital	$433,739	$585,823	$(152,084)	(26.0)%

Cash from Operating Activities.  We recognized net cash provided by operating activities versus net cash used in operating activities in the six months ended June 30, 2012 versus 2011.  The increased cash from operating activities was primarily due to trade accounts receivable decreasing more and trade accounts payable increasing more in the six months ended June 30, 2012 versus 2011, as well as a decrease in deposits in the six months ended June 30, 2012 versus 2011.  The larger decrease in trade accounts receivable was primarily due to higher cash collections in the first six months of 2012 versus 2011.  The larger increase in trade accounts payable was primarily due to the timing of our inventory purchases and payments.  The decrease in deposits was due to refunds received in accordance with our contracts to purchase sheepskin.  Net working capital decreased as of June 30, 2012 from December 31, 2011, primarily as a result of lower cash and cash equivalents, lower trade accounts receivable and higher trade accounts payable.  These decreases to working capital were partially offset by the increase to inventory and decrease to other current liabilities.  The reduction in other current liabilities was primarily due to payments of income taxes and bonuses.  Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover decreased to 7.4 times in the twelve months ended June 30, 2012 from 7.8 times for the twelve months ended June 30, 2011, primarily due to higher average accounts receivable balances, partially offset by increased cash collections for the twelve months ended June 30, 2012 compared to the twelve months ended June 30, 2011.  The higher accounts receivable balances were primarily attributed to increased sales from the addition of our Sanuk brand.

Inventory turnover decreased to 2.8 times for the twelve months ended June 30, 2012 compared to 3.5 times for the twelve months ended June 30, 2011, primarily due to higher average inventory levels during the twelve months ended June 30, 2012 compared to the twelve months ended June 30, 2011, partially offset by increased sales.  The higher inventory balances were primarily attributed to our projected increased sales, carryover product from the 2011 holiday period of predominantly continuing styles, the addition of our Sanuk brand, increased international inventory, additional retail locations, and increased materials and factory costs.

Cash from Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2012 resulted from the purchases of property and equipment as well as the purchase of a portion of a privately held footwear company as an equity method investment. The larger capital expenditures included the build out of new retail stores and corporate facilities.  For the six months ended June 30, 2011, net cash used in investing activities resulted from purchases of property and equipment and purchases of intangible assets.  The larger capital expenditures included computer hardware and software and the build out of new retail stores. The purchased intangible assets included order books from our international distributor conversions.

As of June 30, 2012, we had approximately $3,000 of commitments for future capital expenditures primarily related to the build out of new retail stores.  We estimate that the remaining capital expenditures for 2012 including the aforementioned commitments, will range from approximately $60,000 to $65,000.  We anticipate these expenditures will primarily include the initial construction costs of our new headquarters and new retail stores.  The actual amount of capital expenditures for the remainder of the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the six months ended June 30, 2012, net cash used in financing activities was comprised primarily of cash used for repurchases of our common stock, contingent consideration paid related to our Sanuk acquisition, and the $20,000 purchase of the remaining 49% noncontrolling interest in our joint venture with Stella International.  For the six months ended June 30, 2011, net cash used in financing activities was comprised primarily of cash used for repurchases of our common stock, as well as cash used for shares withheld for taxes from employee stock unit vestings and exercises of employee stock appreciation rights, partially offset by excess tax benefits from stock compensation.

In February 2012, our Board of Directors approved a stock repurchase program to repurchase up to $100,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program did not obligate us to acquire any particular amount of common stock and the program could have been suspended at any time at our discretion.  During the three months ended June 30, 2012, the Company repurchased approximately 1,475,000 shares for approximately $80,000, or an average price of $54.26 per share.  During the six months ended June 30, 2012, the Company repurchased approximately 1,749,000 shares under this program, for approximately $100,000, or an average price of $57.19.  As of June 30, 2012, we have repurchased the full amount authorized under this program.  The purchases were funded from available working capital.

On June 13, 2012, our Board of Directors approved a new stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  As of June 30, 2012, we had not repurchased any stock under this new program.  Through August 8, 2012, we repurchased 636,000 shares under this program, for approximately $26,800, or an average price of $42.13, leaving the remaining approved amount at $173,200.

In August 2011, we entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto.  Refer to Note 8 to our accompanying condensed consolidated financial statements for further information on our Credit Agreement.  At June 30, 2012, we had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $189, leaving $199,811 available under the Credit Agreement.  As of June 30, 2012, we were in compliance with all covenants and remain so as of the date of this report.  Subsequent to June 30, 2012, we borrowed approximately $102,000 under the Credit Agreement through the date of this report.  We are currently in the process of negotiating a syndicated credit facility, which we expect to complete in the third quarter of 2012.  We anticipate entering into a significantly higher revolving line of credit with terms that are customary for this type of credit facility.  We believe this syndicated credit facility will sufficiently cover our liquidity needs for at least the next 12 months.

Contractual Obligations.  The following table summarizes our contractual obligations at June 30, 2012, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$189,904	$34,314	$57,028	$44,581	$53,981
Purchase obligations(2)	364,192	361,975	2,217	—	—
Unrecognized tax benefits(3)	3,271	3,271	—	—	—
Total	$557,367	$399,560	$59,245	$44,581	$53,981

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

We also entered into minimum purchase commitments (see Note 10 to our accompanying condensed consolidated financial statements). We have included the total remaining cash commitments, net of deposits, as of June 30, 2012 in this table. We expect our sheepskin purchases by third party factories supplying UGG product to us will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

(3)

The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate or additional paid-in capital, if recognized.  See Note 10 to our accompanying condensed consolidated financial statements.

The purchase price for the Sanuk brand also includes contingent consideration over the next four years as follows:

•                  51.8% of the Sanuk brand gross profit in 2012,

•                  36.0% of the Sanuk brand gross profit in 2013, and

•                  40.0% of the Sanuk brand gross profit in 2015.

There is no maximum to the contingent consideration payments for 2012, 2013, and 2015.  These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $67,900 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of June 30, 2012.  See Note 6 to our accompanying condensed consolidated financial statements.

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

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations.  Approximately $78,175, or 18.6%, of our total net sales for the six months ended June 30, 2012 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.  As of June 30, 2012, our hedging contracts had notional amounts totaling approximately $61,000.  Based upon sensitivity analysis as of June 30, 2012, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $5,000.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our credit agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At June 30, 2012, we did not have any outstanding borrowings under the credit agreement. A 1.0% increase in interest rates on our current borrowings would have no impact on income before income taxes.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of our business, including proceedings to protect our intellectual property rights.

On May 31, 2012, a purported shareholder class action lawsuit was filed in the United States District Court for the Central District of California against the Company and certain of its officers. On August 1, 2012, a similar purported shareholder class action lawsuit was filed in the United States District Court for the District of Delaware against the Company and certain of its officers.  These actions are purportedly brought on behalf of purchasers of the Company’s publicly traded securities between October 27, 2011 and April 26, 2012. Plaintiffs in both complaints allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. We believe the claims in both complaints are without merit and intend to defend the actions vigorously. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

On July 17, 2012, a purported shareholder derivative lawsuit was filed in the California Superior Court for the County of Santa Barbara against our Board of Directors and several of our officers. The Company is named as nominal defendant. Plaintiffs in the state derivative action allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaint includes claims for violation of the federal securities laws, breach of fiduciary duties, mismanagement, waste of corporate assets, insider trading, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief.  We believe the claims are without merit and intend to defend the actions vigorously. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2012, the Company approved a new stock repurchase program to repurchase up to $100,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program did not obligate the Company to acquire any particular amount of common stock and the program could have been suspended at any time at the Company’s discretion. The purchases were funded from available working capital.  During the three months ended June 30, 2012, the Company repurchased approximately 1,475,000 shares under this program, for approximately $80,000, or an average price of $54.26.  During the six months ended June 30, 2012, the Company repurchased approximately 1,749,000 shares under this program, for $100,000, or an average price of $57.19.  As of June 30, 2012, the Company repurchased the full amount authorized under this program.  Activity under the program was as follows:

Period	Total number of shares purchased (1) (in thousands)	Average price paid per share	Approximate dollar value of shares that may yet be purchased (in thousands)
As of March 31, 2012	274	$72.96	$80,000
April 1 - April 30	—	$—	$80,000
May 1 - May 31	983	$54.86	$26,100
June 1 - June 30	492	$53.05	$—
Total	1,749

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

#10.1	Form of Restricted Stock Unit Award Agreement (2012 LTIP) Under 2006 Equity Incentive Plan (Exhibit 10.1 to the Registrant’s Form 8-K filed on May 31, 2012 and incorporated herein by reference)
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
***

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

Deckers Outdoor Corporation

Date: August 9, 2012	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)