Form 10-Q
period 2012-09-30
DECKERS OUTDOOR CORP
filed 2012-11-08
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012

Common Stock, $0.01 par value	35,261,306

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	September 30,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$61,636	$263,606
Trade accounts receivable, net of allowances of $19,207 and $21,692 as of September 30, 2012 and December 31, 2011, respectively	239,259	193,375
Inventories	486,168	253,270
Prepaid expenses	13,949	8,697
Other current assets	57,760	84,540
Income taxes receivable	16,837	—
Deferred tax assets	15,038	14,414
Total current assets	890,647	817,902

Property and equipment, net of accumulated depreciation of $62,606 and $47,195 as of September 30, 2012 and December 31, 2011, respectively	115,314	90,257
Goodwill	123,856	120,045
Other intangible assets, net of accumulated amortization of $13,332 and $6,853 as of September 30, 2012 and December 31, 2011, respectively	99,733	94,449
Deferred tax assets	13,360	13,223
Other assets	13,433	10,320
Total assets	$1,256,343	$1,146,196

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$275,000	$—
Trade accounts payable	167,957	110,853
Accrued payroll	12,411	32,594
Other accrued expenses	45,885	57,744
Income taxes payable	15,365	30,888
Total current liabilities	516,618	232,079

Long-term liabilities	57,946	72,687

Commitments and contingencies (note 10)

Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 35,260 and 38,692 shares as of September 30, 2012 and December 31, 2011, respectively	353	387
Additional paid-in capital	142,985	144,684
Retained earnings	538,744	692,595
Accumulated other comprehensive loss	(303)	(1,730)
Total Deckers Outdoor Corporation stockholders’ equity	681,779	835,936
Noncontrolling interest	—	5,494
Total equity	681,779	841,430
Total liabilities and equity	$1,256,343	$1,146,196

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$376,392	$414,358	$797,134	$773,431
Cost of sales	217,099	211,505	450,974	402,188
Gross profit	159,293	202,853	346,160	371,243

Selling, general and administrative expenses	99,684	112,192	303,326	263,185
Income from operations	59,609	90,661	42,834	108,058

Other (income) expense, net:
Interest income	(24)	(34)	(195)	(121)
Interest expense	732	148	831	103
Other, net	(101)	(64)	(609)	(113)
	607	50	27	(131)
Income before income taxes	59,002	90,611	42,807	108,189

Income tax expense	15,941	28,266	11,850	33,539
Net income	43,061	62,345	30,957	74,650

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on foreign currency hedging	(968)	689	(946)	(753)
Foreign currency translation adjustment	412	(274)	2,373	(953)
Total other comprehensive (loss) income	(556)	415	1,427	(1,706)
Comprehensive income	$42,505	$62,760	$32,384	$72,944

Net income (loss) attributable to:
Deckers Outdoor Corporation	43,061	62,484	30,809	74,323
Noncontrolling interest	—	(139)	148	327
	$43,061	$62,345	$30,957	$74,650

Comprehensive income (loss) attributable to:
Deckers Outdoor Corporation	42,505	62,899	32,236	72,617
Noncontrolling interest	—	(139)	148	327
	$42,505	$62,760	$32,384	$72,944

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$1.19	$1.62	$0.82	$1.93
Diluted	$1.18	$1.59	$0.81	$1.89

Weighted-average common shares outstanding:
Basic	36,129	38,603	37,534	38,595
Diluted	36,577	39,190	37,994	39,276

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$30,957	$74,650
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	22,899	19,895
Change in fair value of contingent consideration	6,223	—
Provision for (recovery of) doubtful accounts, net	1,717	(825)
Write-down of inventory	3,210	5,831
Stock compensation	12,029	10,894
Other	857	1,232
Changes in operating assets and liabilities net of assets and liabilities acquired in acquisition of businesses:
Trade accounts receivable	(47,601)	(97,378)
Inventories	(236,107)	(230,164)
Prepaid expenses and other current assets	24,486	(42,068)
Income taxes receivable	(16,838)	—
Other assets	(3,142)	(3,888)
Trade accounts payable	53,433	59,530
Contingent consideration	(959)	—
Accrued expenses	(23,623)	(8,743)
Income taxes payable	(13,351)	(13,581)
Long-term liabilities	2,425	2,357
Net cash used in operating activities	(183,385)	(222,258)

Cash flows from investing activities:
Purchases of property and equipment	(42,002)	(21,483)
Acquisition of businesses	(8,329)	(126,615)
Equity method investment	(500)	—
Purchases of intangible assets	(3,985)	(4,224)
Net cash used in investing activities	(54,816)	(152,322)

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(5,750)	(17,024)
Excess tax benefits from stock compensation	2,108	10,995
Cash paid for repurchases of common stock	(184,695)	(19,918)
Proceeds from issuance of short-term borrowings	275,000	45,000
Financing costs on short-term borrowings	(1,714)	—
Contingent consideration paid	(29,041)	—
Cash paid for noncontrolling interest in consolidated entity	(20,000)	—
Net cash provided by financing activities	35,908	19,053

Effect of exchange rates on cash	323	726
Net change in cash and cash equivalents	(201,970)	(354,801)
Cash and cash equivalents at beginning of period	263,606	445,226
Cash and cash equivalents at end of period	$61,636	$90,425

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$39,786	$36,096
Interest	$453	$14
Non-cash investing activity:
Accruals for purchases of property and equipment	$2,355	$995
Contingent consideration arrangement for acquisition of businesses	$1,120	$84,300
Deferred purchase payments for acquisition of business	$3,671	$—
Accruals for asset retirement obligations	$146	$63
Non-cash financing activity:
Accruals for shares withheld for taxes	$752	$2,613

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

In May 2012, the Company purchased a noncontrolling interest in the Hoka brand, a privately held footwear company, which was accounted for as an equity method investment.  In September 2012, the Company acquired the remaining ownership interest in Hoka.  The Company does not expect the Hoka brand to have a significant seasonal impact in 2012.  The acquisition of Hoka is not material to the Company’s condensed consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(2)                     Accounts Receivable Factoring Agreement

The Company has a deferred purchase factoring agreement with CIT Commercial Services (CIT) whereby CIT collects the Sanuk brand’s accounts receivable.  CIT is responsible for the servicing and administration of accounts receivables collected on behalf of the Company and, to the extent that an eligible account is in default, CIT is required to purchase the account from the Company.  Open receivables held by CIT totaled approximately $9,026 and $4,700 at September 30, 2012 and December 31, 2011, respectively, and are included in accounts receivable in the condensed consolidated balance sheets.

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

In February 2012, the Company approved a stock repurchase program to repurchase up to $100,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program did not obligate the Company to acquire any particular amount of common stock and the program could be suspended at any time at the Company’s discretion.  During the six months ended June 30, 2012, the Company repurchased approximately 1,749,000 shares under this program, for approximately $100,000, or an average price of $57.19. As of June 30, 2012, the Company had repurchased the full amount authorized under this program.  The purchases were funded from available working capital.

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  As of September 30, 2012, the Company had repurchased approximately 1,833,000 shares under this program, for approximately $84,700, or an average price of $46.24, leaving the remaining approved amount at $115,300.

During the three months ended September 30, 2012, the Company granted 10,000 NSUs under the 2006 Plan, at a weighted-average grant-date fair value of $51.21 per share.  During the nine months ended September 30, 2012, the Company granted 202,000 NSUs under the 2006 Plan, at a weighted-average grant-date fair value of $62.49.  As of September 30, 2012, the Company believed that achievement of the minimum threshold performance criteria for these awards, which is based on fiscal year 2012 diluted earnings per share, was improbable.  Accordingly, during the three months ended September 30, 2012 the Company did not recognize compensation expense for these awards, and reversed compensation expense of $656 that had previously been recognized for these awards.

In May 2012, the Board of Directors of the Company adopted a new long-term incentive award under its 2006 Equity Incentive Plan (2012 LTIP Awards).  These awards will be available for issuance to current and future members of the Company’s management team, including the Company’s named executive officers.  Each recipient will receive a specified maximum number of restricted stock units (RSUs), each of which will represent the right to receive one share of the Company’s common stock.  These awards vest subject to certain long-term performance objectives and certain long-term service conditions.  The awards will vest on December 31, 2015 only if the Company meets certain revenue targets ranging between $2,200,000 and $2,900,000 and certain diluted earnings per share targets ranging between $7.00 and $10.50 for the year ended December 31,

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

2015.  No vesting of any 2012 LTIP Award will occur if either of the threshold performance criteria is not met for the year ending December 31, 2015.  To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award.  Under this new program, during the nine months ended September 30, 2012, the Company granted awards that contain a maximum amount of 351,338 RSUs.  The grant date fair value of these RSUs was $56.12 per share.   As of September 30, 2012, the Company believed that the achievement of at least the threshold performance objective of these awards was probable, and therefore recognized compensation expense for these awards.  As of September 30, 2012, future unrecognized compensation cost for these awards, excluding estimated forfeitures, was $8,556.

The following is a reconciliation of the Company’s retained earnings:

Retained
Earnings
Balance at December 31, 2011	$692,595

Net income attributable to Deckers Outdoor Corporation	30,809
Repurchase of common stock	(184,660)
Balance at September 30, 2012	$538,744

(4)                     Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss (AOCI) were as follows:

	September 30,	December 31,
	2012	2011
Unrealized (loss) gain on foreign currency hedging, net of tax	$(313)	$633
Cumulative foreign currency translation adjustment, net of tax	10	(2,363)
Accumulated other comprehensive loss	$(303)	$(1,730)

(5)                     Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

Basic net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three and nine months ended September 30, 2012 and 2011 the reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted-average shares used in basic computation	36,129,000	38,603,000	37,534,000	38,595,000
Dilutive effect of share-based awards*	448,000	587,000	460,000	681,000
Weighted-average shares used in diluted computation	36,577,000	39,190,000	37,994,000	39,276,000

*Excluded NSUs, and RSUs	870,000	402,000	870,000	402,000
*Excluded SARs	525,000	525,000	525,000	525,000

The share-based awards that were excluded from the dilutive effect were excluded because necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through the three and nine months ended September 30, 2012 and 2011, respectively.  The excluded awards include the maximum amounts achievable for these awards.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(6)                     Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses, other current assets, short-term borrowings, trade accounts payable, accrued expenses, and income taxes receivable and payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, except as noted otherwise, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.  The fair value of the contingent consideration and the derivatives are measured and recorded at fair value on a recurring basis.  The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis.  For each plan year, on behalf of the Company, the Board may, but is not required to, contribute any amount it desires to any participant under this program.  The Company’s contribution will be determined by the Board annually in the fourth quarter.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a rabbi trust as a reserve for the benefits payable under this program.  The assets of the trust are reported in other assets on the Company’s condensed consolidated balance sheets.  All amounts deferred are presented in long-term liabilities in the condensed consolidated balance sheets.

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

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The table below summarizes the Company’s financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair Value at September 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$3,587	$3,587	$—	$—
Nonqualified deferred compensation liability	$(3,587)	$(3,587)	$—	$—
Designated derivatives assets	$450	$—	$450	$—
Designated derivatives liabilities	$(1,053)	$—	$(1,053)	$—
Non-designated derivatives liabilities	$(272)	$—	$(272)	$—
Contingent consideration for acquisition of businesses	$(69,024)	$—	$—	$(69,024)

	Fair Value at December 31,	Fair Value Measurement Using
	2011	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$1,991	$1,991	$—	$—
Nonqualified deferred compensation liability	$(1,991)	$(1,991)	$—	$—
Designated derivatives assets	$1,117	$—	$1,117	$—
Designated derivatives liabilities	$(87)	$—	$(87)	$—
Contingent consideration for acquisition of business	$(91,600)	$—	$—	$(91,600)

The Level 2 inputs consist of forward spot rates at the end of the reporting period (see note 7).

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.  The estimated fair value of the contingent consideration attributable to our Sanuk brand acquisition is based on the Sanuk brand estimated future gross profits, using a probability weighted average sales forecast to determine a best estimate of gross profits.  The estimated sales forecasts include a compound annual growth rate (CAGR) of 18.8% from fiscal year 2011 through fiscal year 2015.  The gross profit forecasts for fiscal years 2012 through 2015 range from approximately $52,000 to $73,000, which are then used to apply the contingent consideration percentages in accordance with the applicable agreement (see note 10).  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  The Company’s use of different estimates and assumptions could produce different estimates of the value of the contingent consideration.  For example, a 5.0% change in the estimated CAGR would change the total liability balance at September 30, 2012 by approximately $7,000.

In connection with the Company’s acquisition of the Hoka brand, the purchase price includes contingent consideration which is based on the Hoka brand’s estimated future net sales, using a probability weighted average sales forecast to determine a best estimate.  Estimated contingent consideration payments of $1,100 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of September 30, 2012.  The Company’s use of different estimates and assumptions is not expected to have a material impact to the value of the contingent consideration.

Refer to note 10 for further information on the contingent consideration arrangements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The following table presents a reconciliation of the Level 3 measurement:

Balance, December 31, 2011	$91,600
Payments	(30,000)
Hoka acquisition contingent consideration	1,100
Change in fair value	6,324
Balance, September 30, 2012	$69,024

(7)                     Foreign Currency Exchange Contracts and Hedging

The Company’s total hedging contracts had notional amounts totaling approximately $53,000 and $66,000 as of September 30, 2012 and December 31, 2011, respectively, held by two counterparties.  At September 30, 2012, the outstanding contracts were expected to mature over the next six months.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives.  During the three and nine months ended September 30, 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2012.  The effective portion of the gain or loss on the derivative is reported in other comprehensive (loss) income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of September 30, 2012, the total amount in AOCI (see note 4) was expected to be reclassified into income within the next six months.

The following table summarizes the effect of foreign exchange contracts designated as cash flow hedging relationships on the condensed consolidated financial statements:

			Amount of Gain (Loss)
	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
For the Nine	Recognized in OCI	Reclassified from	AOCI into	Location of Amount	Gain (Loss) from
Months Ended	on Derivative	AOCI into Income	Income (Effective	Excluded from	Amount Excluded from
September 30,	(Effective Portion)	(Effective Portion)	Portion)	Effectiveness Testing	Effectiveness Testing
2012	$(1,707)	Net Sales	$1,141	SG&A	$23
2011	$(1,985)	Net Sales	$(220)	SG&A	$(94)

The following table summarizes the effect of foreign exchange contracts not designated as hedging instruments on the condensed consolidated financial statements:

For the Nine	Location of Gain (Loss)	Amount of Gain (Loss)
Months Ended	Recognized in Income (Loss) on	Recognized in Income (Loss) on
September 30,	Derivatives	Derivatives
2012	SG&A	$(272)
2011	SG&A	$(591)

(8)                     Credit Agreement

In August 2011, the Company entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association as syndication agents, and the lenders party thereto.  In August 2012, the Company amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility that contains a $75,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans and matures on August 30, 2017.  Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Amended and Restated Credit Agreement by up to an additional $100,000, resulting in a maximum available principal amount of $500,000.  None of the lenders under the Amended and Restated Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments.  At the Company’s option, revolving loans issued under the Amended and Restated Credit Agreement will bear interest at either the adjusted London Interbank Offered Rate (LIBOR) for 30 days (0.21% at September 30, 2012) plus 1.75% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.75% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.50% per annum and adjusted LIBOR plus 2.25% per

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

annum (or between the alternate base rate plus 0.50% per annum and the alternate base rate plus 1.25% per annum), based upon the Company’s total adjusted leverage ratio at such time.  In addition, the Company will initially be required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.20% and 0.35% per annum, based upon the Company’s total adjusted leverage ratio.

The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Company’s existing and future domestic subsidiaries, other than certain immaterial subsidiaries, and foreign subsidiaries (the Guarantors), and is secured by a first-priority security interest in substantially all of the assets of the Company and the Guarantors, including all or a portion of the equity interests of certain of the Company’s domestic and foreign subsidiaries.

The Amended and Restated Credit Agreement contains financial covenants which include: the asset coverage ratio must be greater than 1.10 to 1.00; the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations.  The Amended and Restated Credit Agreement contains certain other covenants which include: the maximum additional secured debt related to a capital asset may not exceed $65,000 per year, excluding $75,000 for the Company’s new corporate headquarters, the maximum additional unsecured debt may not exceed $200,000; the maximum secured debt not related to a capital asset may not exceed $5,000, a judgment may not exceed $10,000; maximum ERISA event of $10,000 in one year, $20,000 in all years; the Company may not have a change of control (as defined in the Amended and Restated Credit Agreement); acquisitions may not exceed $100,000, if the total adjusted leverage ratio does not exceed 2.75 to 1.00 and the Company must have a minimum amount of cash plus unused credit of $75,000 and there is no restriction on dividends or share repurchases if the minimum amount of cash and unused credit is $150,000 for the first, second and fourth quarter, and $75,000 for the third quarter.

At September 30, 2012, the Company had $275,000, with a weighted average interest rate of 2.0%, of outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of $189.  As a result, $124,811 was available under the Amended and Restated Credit Agreement at September 30, 2012.  The Company incurred approximately $1,700 of deferred financing costs which were included in prepaid expenses and are amortized over the term of the Amended and Restated Credit Agreement using the straight-line method.  Subsequent to September 30, 2012, the Company borrowed $32,000 and repaid $7,000, resulting in a remaining outstanding balance of $300,000 under the Amended and Restated Credit Agreement through the date of this report.

(9)                    Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies in the Company’s Annual Report, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments.  The Company evaluates segment performance primarily based on net sales and income or loss from operations.  The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and its other brands, its eCommerce business and its retail store business.  The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies.  The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment.  The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others.  The gross profit derived from the sales to third parties of the eCommerce and retail stores segments is separated into two components: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments.  In prior periods, certain operating expenses were classified as segment expenses and are now classified as unallocated expenses.  This change in segment reporting only changed the presentation within the below table and did not impact the Company’s condensed consolidated financial statements for any period.  The segment information for the three and nine months ended September 30, 2011 has been adjusted retrospectively to conform to the current period presentation.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

In 2012, the Company’s other brands include TSUBO®, Ahnu®, and MOZO®.  On September 27, 2012, the Company acquired the remaining ownership interest in Hoka, which was previously a privately held footwear company in which the Company already had a noncontrolling ownership interest.  The results of operations for Hoka are included in the other brands segments beginning from the acquisition date.  In 2011, the Company’s other brands also included Simple®, a brand for which the Company ceased distribution effective December 31, 2011.  The wholesale operations of the Company’s other brands are included as one reportable segment, other wholesale, presented in the figures below.  The Sanuk brand operations are included in the Company’s segment reporting effective upon the acquisition date of July 1, 2011.  Business segment information is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales to external customers:
UGG wholesale	$284,075	$334,308	$454,652	$510,739
Teva wholesale	15,922	12,879	96,087	100,445
Sanuk wholesale	17,008	15,350	76,003	15,350
Other wholesale	6,991	6,866	16,933	17,281
eCommerce	13,263	10,254	42,968	39,423
Retail stores	39,133	34,701	110,491	90,193
	$376,392	$414,358	$797,134	$773,431

Income (loss) from operations:
UGG wholesale	$98,548	$143,999	$137,649	$206,208
Teva wholesale	(1,090)	(1,389)	12,717	20,576
Sanuk wholesale	3,217	1,459	16,895	1,459
Other wholesale	58	(2,969)	(1,876)	(7,577)
eCommerce	769	483	5,021	5,767
Retail stores	(6,264)	(545)	(10,698)	1,631
Unallocated overhead costs	(35,629)	(50,377)	(116,874)	(120,006)
	$59,609	$90,661	$42,834	$108,058

Business segment asset information is summarized as follows:

	September 30,	December 31,
	2012	2011
Total assets for reportable segments:
UGG wholesale	$624,329	$347,213
Teva wholesale	60,462	61,893
Sanuk wholesale	207,527	217,936
Other wholesale	24,975	10,690
eCommerce	3,170	5,964
Retail stores	112,925	80,514
	$1,033,388	$724,210

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

	September 30,	December 31,
	2012	2011
Total assets for reportable segments	$1,033,388	$724,210
Unallocated cash and cash equivalents	61,636	263,606
Unallocated deferred tax assets	28,398	27,637
Other unallocated corporate assets	132,921	130,743
Consolidated total assets	$1,256,343	$1,146,196

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits.  While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  As of September 30, 2012, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions.  These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and the European debt crisis, which have affected various sectors of the financial markets.  As of September 30, 2012, the Company had experienced no loss or lack of access to its invested cash and cash equivalents.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 35.6% and 37.8% of the Company’s total net sales for the three months ended September 30, 2012 and 2011, respectively.  International sales were 34.0% and 36.8% of the Company’s total net sales for the nine months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012, no single foreign country comprised more than 10% of total net sales.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.  Long-lived assets, which consist of property and equipment, by major country were as follows:

	September 30,	December 31,
	2012	2011
US	$79,887	$65,034
All other countries*	35,427	25,223
Total	$115,314	$90,257

*  No foreign country’s long-lived assets comprised more than 10% of total long-lived assets as of September 30, 2012 and December 31, 2011.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of net sales for either the nine months ended September 30, 2012 or 2011.  As of September 30, 2012, no single customer accounted for more than 10% of net trade accounts receivable.  As of December 31, 2011, one customer accounted for 17.1% of net trade accounts receivable.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The Company’s production is concentrated at a limited number of independent contractor factories.  The Company’s materials sourcing is concentrated in Australia and China and includes a limited number of key sources for the principal raw material for certain UGG products, sheepskin.  The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.  The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company’s control.  Further, the price of sheepskin is impacted by demand, industry, and competitors.

(10)              Commitments and Contingencies

The Company is currently involved in various legal claims arising from the ordinary course of business.  Management does not believe that the disposition of these matters, whether individually or in the aggregate, will have a material effect on the Company’s financial position or results of operations.

Contingent Consideration.  In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of September 30, 2012, the remaining contingent consideration payments, which have no maximum, are as follows:

•                  51.8% of the Sanuk brand gross profit in 2012,

•                  36.0% of the Sanuk brand gross profit in 2013, and

•                  40.0% of the Sanuk brand gross profit in 2015.

As of September 30, 2012 and December 31, 2011, contingent consideration for the acquisition of the Sanuk brand of $67,924 and $91,600, respectively, are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheets.  Refer to note 6 for further information on the contingent consideration amounts.

In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000.  Based on current projections as of September 30, 2012, contingent consideration for the acquisition of the Hoka brand of $1,100 is included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheets.  Refer to note 6 for further information on the contingent consideration amounts.

Purchase Obligations.  The Company has unconditional purchase obligations relating to sheepskin contracts.  The Company enters into contracts requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories, and other agents (each or collectively, a Buyer) must make on or before a specified target date.  Under certain contracts, the Company may pay an advance deposit, which is included in other current assets on the condensed consolidated balance sheets and shall be repaid to the Company as Buyers purchase goods under the terms of these agreements.  In the event that a Buyer does not purchase certain minimum commitments on or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled.  These agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts.  The contracts do not permit net settlement.  The Company expects sheepskin purchases by third party factories will eventually exceed the contract levels.  Therefore, management believes the likelihood of any non-performance payments under these contractual arrangements is remote and would have an immaterial effect on the condensed consolidated statements of comprehensive income.  The Company determined this based upon its projected sales and inventory purchases.  In September 2012, the Company amended its existing contract to decrease the price per square foot, increase the quantity of the Company’s minimum obligations and extend the date by which the minimum purchases are due.  Minimum commitments under this contract as of September 30, 2012 were as follows:

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
October 2011	July 31, 2013	$50,000	$270,000	$33,340	$121,839

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Income Taxes.  The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions.  When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which the Company believes it is more likely than not that the position will be sustained upon examination. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement. The portion of the benefits that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  With few exceptions, the Company is no longer subject to US federal, state, local, or non-US income tax examinations by tax authorities for years before 2006.  The Company’s federal income tax returns for the years ended December 31, 2006 through December 31, 2009 were under examination by the Internal Revenue Service (IRS).  In connection with the examination, the Company has received notices of proposed adjustments (NOPAs), which the Company agreed with and recorded in its condensed consolidated financial statements.  In addition, in March 2011, the Company received a NOPA related to transfer pricing arrangements with the Company’s subsidiaries.   In October 2012, the Company executed a settlement agreement with the IRS on this matter.  The related additional tax approximates the Company’s reserves as of September 30, 2012.  It is possible that the Company’s unrecognized tax benefits could change; however, the Company believes its unrecognized tax benefits are adequate.

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

Indemnification.   The Company has agreed to indemnify certain of its licensees, distributors, and promotional partners in connection with claims related to the use of the Company’s intellectual property.  The terms of such agreements range up to five years initially and generally do not provide for a limitation on the maximum potential future payments.  From time to time, the Company also agrees to indemnify its licensees, distributors and promotional partners in connection with claims that the Company’s products infringe the intellectual property rights of third parties.  These agreements may or may be made pursuant to a written contract.

Management believes the likelihood of any payments under any of these arrangements is remote and would be immaterial.  This determination was made based on a prior history of insignificant claims and related payments.  There are no currently pending claims relating to  indemnification matters involving the Company’s intellectual property.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(11)              Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

Goodwill, net:
Balance at December 31, 2011	$120,045
Additions through acquisition	3,811
Balance at September 30, 2012	$123,856

Other intangible assets, net:
Balance at December 31, 2011	$94,449
Purchases of intangible assets	11,763
Amortization expense	(6,479)
Balance at September 30, 2012	$99,733

(12)              Recent Accounting Pronouncements

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

Our financial condition and results of operations include the operations of the Sanuk brand beginning July 1, 2011, the acquisition date.  In addition to our primary brands, our other brands include TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort; Ahnu®, a line of outdoor performance and lifestyle footwear; MOZO®, a line of footwear that combines running shoe technology with work shoe toughness for individuals that spend long hours working on their feet; and Hoka, a line of footwear for all capacities of runner designed to alleviate fatigue, impact and muscle strain.

We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products.

We believe that our business has been, and will continue to be, impacted by several important trends affecting our end markets:

•                  The continued uncertainty surrounding US and global economic conditions has adversely impacted businesses worldwide in general. Some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

•                  The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant increases in the prices of sheepskin. We expect our sheepskin costs to decrease in 2013 compared to 2012.

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

Teva Brand Overview

The Teva brand is a leading innovative, global, outdoor adventure brand, with 30 years of contributions to the outdoor experience. The Teva brand pioneered the water sport sandal category in 1984, and today our brand mission is to inspire better stories through outdoor adventure. Leveraging our core performance competencies in footwear and delivering our brand promise to help our consumers Live Better Stories™, we are focused on driving growth through innovation in the growing outdoor space through our heritage sandals, off-road trail activities, freestyle mountain bike riding, action water sports, and other outdoor lifestyle products.

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

Other Brands Overview

Our other brands consist of TSUBO, Ahnu, MOZO, and Hoka. Our other brands are all sold through most of our distribution channels, with the majority sold through wholesale channels.

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

The MOZO brand strives to deliver revolutionary footwear for creative, passionate, and talented professionals who spend long hours working on their feet. Our high-performance footwear is designed to the standards of these professionals, not just their workplace. In 2011, MOZO introduced The Chef Signature Collection: footwear inspired by global style icon Marcus Samuelsson, recently-appointed head chef for the House of Blues group, Aaron Sanchez, and current Top Chef Masters winner, Chris Cosentino. This collection put the MOZO brand in the media for the first time and allowed the brand to open up new distribution opportunities. This year the brand signed the only female Iron Chef winner, Cat Cora, to design a collection built for women to wear in the home kitchen and anywhere else their busy lives take them. Current distribution includes culinary trade wholesale, national on-line retailers and the health care worker market.

The Hoka brand focuses on designing shoes that alleviate fatigue, impact and muscle strain.  Runners from around the world are experiencing the benefits of the Hoka brand products.  These shoes are used by marathon winners, and even ultra-marathon runners as well as every day runners to enjoy running, maintain top physical performance, and protect against shocks, jolts and injuries.

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

As of September 30, 2012, we had a total of 68 retail stores worldwide. These stores are company-owned and operated and include our China stores, which prior to April 2, 2012 were owned and operated with our joint venture partner.  On April 2, 2012, we purchased the remaining interest in our Chinese joint venture.  During the remainder of 2012, we plan to open additional retail stores, with the majority in international locations, with the total being more than the number of stores we opened in 2011.  We intend to continue opening more retail stores worldwide beyond 2012.

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

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$246,306	$174,436	$376,392
Income (loss) from operations	$11,933	$(28,708)	$59,609

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$204,851	$154,222	$414,358	$603,852
Income (loss) from operations	$28,195	$(10,798)	$90,661	$176,780

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table summarizes the Company’s results of operations:

	Three Months Ended September 30,
	2012		2011		Change
	Amount	%	Amount	%	Amount	%
Net sales	$376,392	100.0%	$414,358	100.0%	$(37,966)	(9.2)%
Cost of sales	217,099	57.7	211,505	51.0	5,594	2.6
Gross profit	159,293	42.3	202,853	49.0	(43,560)	(21.5)
Selling, general and administrative expenses	99,684	26.5	112,192	27.1	(12,508)	(11.1)
Income from operations	59,609	15.8	90,661	21.9	(31,052)	(34.3)
Other expense, net	607	0.2	50	—	557	*
Income before income taxes	59,002	15.7	90,611	21.9	(31,609)	(34.9)
Income tax expense	15,941	4.2	28,266	6.8	(12,325)	(43.6)
Net income	43,061	11.4	62,345	15.0	(19,284)	(30.9)
Net loss attributable to the noncontrolling interest	—	—	139	—	(139)	(100.0)
Net income attributable to Deckers Outdoor Corporation	$43,061	11.4%	$62,484	15.1%	$(19,423)	(31.1)%

* Calculation of percentage change is not meaningful.

Overview.  The Sanuk brand operations are included in our results of operations effective upon our acquisition date of July 1, 2011. The decrease in net sales was primarily due to a decrease in UGG wholesale sales, partially offset by an increase in UGG retail and eCommerce sales, and Teva and Sanuk wholesale sales.  The decrease in income from operations resulted primarily from a decrease in gross profit, partially offset by a decrease in selling, general and administrative expenses.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended September 30,
			Change
	2012	2011	Amount	%
Net sales by location:
US	$242,230	$257,934	$(15,704)	(6.1)%
International	134,162	156,424	(22,262)	(14.2)
Total	$376,392	$414,358	$(37,966)	(9.2)%

Net sales by brand and distribution channel:
UGG:
Wholesale	$284,075	$334,308	$(50,233)	(15.0)%
eCommerce	9,726	7,844	1,882	24.0
Retail stores	39,007	34,523	4,484	13.0
Total	332,808	376,675	(43,867)	(11.6)
Teva:
Wholesale	15,922	12,879	3,043	23.6
eCommerce	1,946	1,674	272	16.2
Retail stores	73	140	(67)	(47.9)
Total	17,941	14,693	3,248	22.1
Sanuk:
Wholesale	17,008	15,350	1,658	10.8
eCommerce	1,307	228	1,079	473.2
Retail stores	—	—	—	*
Total	18,315	15,578	2,737	17.6
Other:
Wholesale	6,991	6,866	125	1.8
eCommerce	284	508	(224)	(44.1)
Retail stores	53	38	15	39.5
Total	7,328	7,412	(84)	(1.1)
Total	$376,392	$414,358	$(37,966)	(9.2)%

Total eCommerce	$13,263	$10,254	$3,009	29.3%

Total Retail stores	$39,133	$34,701	$4,432	12.8%

* Calculation of percentage change is not meaningful.

The decrease in net sales was primarily due to a decrease in UGG wholesale sales, partially offset by an increase in UGG retail and eCommerce sales, and Teva and Sanuk wholesale sales.  We experienced a decrease in the number of pairs sold in our UGG, other brands and Sanuk wholesale segments, partially offset by an increase in pairs sold in our Teva wholesale, retail stores and eCommerce segments.  This resulted in a decrease in the overall volume of footwear sold for all brands of 9.7% to approximately 5.6 million pairs sold for the three months ended September 30, 2012 from 6.2 million pairs for the three months ended September 30, 2011.  Our weighted-average wholesale selling price per pair decreased to $62.89 for the three months ended September 30, 2012 from $63.99 for the three months ended September 30, 2011.  The decreased average selling price was primarily due to discounted UGG sales in Europe, partially offset by increases in average selling price for UGG sales in the US as well as the Sanuk and Teva brands.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in the volume of pairs sold, as well as a decrease in the average selling price.  The decrease in volume was primarily to our wholesale customers in the US, as well as our distributors and wholesale customers in Europe and distributors in Asia, partially offset by an increase in volume to our wholesale customers in Asia. We believe the decline was partially due to reduced orders for the fall season caused by our customers’ increased carryover inventory levels resulting from the warm winter in the prior year, a new trend of on-demand purchasing whereby consumers shift the timing of their purchases to later in the season, as well as continued warm weather in the current year and the recessionary conditions in Europe.

Wholesale net sales of our Teva brand increased primarily due to an increase in the volume of pairs sold, as well as an increase in the average selling price.  The increase in volume was primarily in the Asian and European distributor markets, with smaller volume increases in all wholesale markets.

Wholesale net sales of our Sanuk brand increased primarily due to an increase in the average selling price, partially offset by a decrease in the volume of pairs sold.  The increase in average selling price was primarily due to a shift in product mix, as well as the introduction of a new line of shoes and boots which generally carry a higher price point.

Wholesale net sales of our other brands increased due to an increase in average selling price, partially offset by a decrease in the volume of pairs sold.  The increase in selling price was primarily due to the prior year period’s low selling prices of the Simple brand’s products. The decrease in volume of pairs sold was due to ceasing distribution of the Simple brand as of December 31, 2011. Excluding the Simple brand, our other brands experienced an increase in volume of pairs sold, partially offset by a decrease in average selling price.

Net sales of our eCommerce business increased due to an increase in the number of pairs sold as well as an increase in the average selling price. The increase in number of pairs sold was primarily in the US, as well as Europe.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 29 new stores opened since September 30, 2011.  For the thirteen weeks ended September 30, 2012 compared to October 2, 2011, same store sales decreased by 13.1%.  All stores not included in same store sales contributed approximately $13,200 of retail sales during the thirteen weeks ended September 30, 2012.  As we continue to increase the number of our stores, each new store will have less proportional impact on our growth rate.   Previously, we calculated our same store sales using full calendar quarters and adjustments to reflect foreign exchange impacts, and included all stores that were open for the full quarter or year-to-date periods, respectively.  Beginning the three months ended March 31, 2012, we changed the method of our calculation to a traditional retail weekly calendar, excluded adjustments to reflect foreign exchange impacts, and excluded other items such as stores under relocation or remodel to more accurately reflect comparable store sales.  This calculation is more consistent with how management views the business and we believe it is more consistent with financial measures used in the retail industry.

International sales, which are included in the segment sales above, for all of our products combined represented 35.6% and 37.8% of worldwide net sales for the three months ended September 30, 2012 and 2011, respectively.  The decrease in international sales was largely due to decreased sales for our UGG wholesale channel, primarily in the European region, partially offset by increased sales in our retail and eCommerce channels.

Gross Profit.  As a percentage of net sales, gross margin decreased primarily due to increased sheepskin and other material costs as well as an increased impact of discounted sales in Europe.  We expect to experience continued pressure on gross profit, primarily due to the increased sheepskin costs, for the full fiscal 2012 year.

Selling, General and Administrative Expenses (SG&A).  The change in SG&A was primarily due to:

•                  decreased performance-based compensation of approximately $9,200;

•                  decreased international expenses of approximately $5,700, primarily related to the positive impact of foreign currency rate fluctuations;

•                 decreased legal expenses of approximately $3,500, due to having fewer costs related to litigations in the current year, decreased anti-counterfeiting expenses, as well as receiving increased judgments and collections in the current year from our website litigations; partially offset by

•                  increased retail costs of approximately $6,900, largely related to 29 new retail stores that were not open as of September 30, 2011.

Income from Operations.  Refer to Note 9 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Three Months Ended September 30,
			Change
	2012	2011	Amount	%
UGG wholesale	$98,548	$143,999	$(45,451)	(31.6)%
Teva wholesale	(1,090)	(1,389)	299	21.5
Sanuk wholesale	3,217	1,459	1,758	120.5
Other wholesale	58	(2,969)	3,027	102.0
eCommerce	769	483	286	59.2
Retail stores	(6,264)	(545)	(5,719)	(1,049.4)
Unallocated overhead costs	(35,629)	(50,377)	14,748	29.3
Total	$59,609	$90,661	$(31,052)	(34.3)%

Income from operations decreased primarily due to the decreases in net sales and gross margin, partially offset by the decrease in SG&A expenses.

The decrease in income from operations of UGG brand wholesale was primarily the result of a 8.1 percentage point decrease in gross margin, primarily attributable to higher sheepskin and other material costs, as well as an increased impact of discounted sales in Europe.  The decrease in income was partially offset by lower marketing and promotional expenses of approximately $1,400 and lower commissions of $1,200 due to the decrease in sales.

The decrease in loss from operations of Teva brand wholesale was primarily the result of approximately a $400 reduction in operating expenses, partially offset by a $100 reduction in gross profit.

The increase in income from operations of Sanuk brand wholesale was primarily the result of a $1,400 reduction in accretion  expense related to the contingent consideration liability from the Company’s purchase of the brand, a $900 reduction in amortization expense largely related to an order book that was fully amortized in 2011,  and $500 of increased gross profit, partially offset by approximately $600 of increased marketing and promotional expenses.

Income from operations of our other brands wholesale for the three months ended September 30, 2012 was $58, compared to a loss from operations for the three months ended September 30, 2011 of $2,969. The increase was primarily the result of an increase in gross profit of approximately $1,700, as well as a reduction in operating expenses of approximately $1,300.

The increase in income from operations of our eCommerce business was primarily due to an increase in gross profit of approximately $1,300, partially offset by an increase in operating expenses of approximately $1,100.

The increase in loss from operations of our retail store business, which primarily relates to the UGG brand, was primarily due to approximately $6,900 of higher operating expenses largely related to our new store openings.  These results were partially offset by increased gross profit of approximately $1,100.

The decrease in unallocated overhead costs resulted most significantly from a decrease of approximately $5,400 related to the positive impact of foreign currency rate fluctuations in the current period compared to a negative impact in the prior period, a $4,300 decrease in performance-based compensation, as well as approximately $3,500 in reduced legal expenses.

Other Expense, Net.  Other expense, net increased primarily due to interest expense on our short-term borrowings.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Three Months Ended
	September 30,
	2012	2011
Income tax expense	$15,941	$28,266
Effective income tax rate	27.0%	31.2%

The decrease in the effective tax rate was primarily due to an overall discrete tax benefit of approximately $2,100 largely due to US federal, state and United Kingdom (UK) tax adjustments.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of September 30, 2012, we did not have a material amount of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.  We anticipate our effective tax rate for the full year 2012 to be consistent with the full year rate of 29.2% in 2011.

Net Loss Attributable to the Noncontrolling Interest.  On April 2, 2012, we purchased the remaining 49% noncontrolling interest in our joint venture with Stella International.  Prior to this purchase, we already had a controlling interest in this entity, and therefore, the subsidiary had been and will continue to be consolidated with our operations.

Net Income Attributable to Deckers Outdoor Corporation.   Our net income decreased as a result of the items discussed above.  Our diluted earnings per share decreased primarily as a result of the decrease in net income, partially offset by a reduction in the diluted weighted-average common shares outstanding.  The reduction in the diluted weighted-average common shares outstanding was the result of our share repurchases since September 30, 2011.  The weighted-average impact of the share repurchases was a reduction of approximately 2,700,000 shares.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes the Company’s results of operations:

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	%	Amount	%	Amount	%
Net sales	$797,134	100.0%	$773,431	100.0%	$23,703	3.1%
Cost of sales	450,974	56.6	402,188	52.0	48,786	12.1
Gross profit	346,160	43.4	371,243	48.0	(25,083)	(6.8)
Selling, general and administrative expenses	303,326	38.1	263,185	34.0	40,141	15.3
Income from operations	42,834	5.4	108,058	14.0	(65,224)	(60.4)
Other expense (income), net	27	0.0	(131)	(0.0)	158	120.6
Income before income taxes	42,807	5.4	108,189	14.0	(65,382)	(60.4)
Income tax expense	11,850	1.5	33,539	4.3	(21,689)	(64.7)
Net income	30,957	3.9	74,650	9.7	(43,693)	(58.5)
Net income attributable to the noncontrolling interest	(148)	—	(327)	—	179	54.7
Net income attributable to Deckers Outdoor Corporation	$30,809	3.9%	$74,323	9.6%	$(43,514)	(58.5)%

Overview.  The Sanuk brand operations are included in our results of operations effective upon our acquisition date of July 1, 2011. The increase in net sales was primarily due to the addition of Sanuk product sales for the full nine months ended September 30, 2012 compared to Sanuk brand sales for only the three months ended September 30, 2011, as well as an increase in UGG sales in our retail sales and wholesale sales in Asia, partially offset by a reduction in UGG wholesale sales in Europe and the US, and Teva wholesale sales in Europe.  The decrease in income from operations resulted primarily from higher selling, general and administrative expenses and a 4.6 percentage point decrease in gross margin, partially offset by the increase in net sales.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Nine Months Ended September 30,
			Change
	2012	2011	Amount	%
Net sales by location:
US	$526,268	$488,828	$37,440	7.7%
International	270,866	284,603	(13,737)	(4.8)
Total	$797,134	$773,431	$23,703	3.1%

Net sales by brand and distribution channel:
UGG:
Wholesale	$454,652	$510,739	$(56,087)	(11.0)%
eCommerce	34,054	32,901	1,153	3.5
Retail stores	110,066	89,728	20,338	22.7
Total	598,772	633,368	(34,596)	(5.5)
Teva:
Wholesale	96,087	100,445	(4,358)	(4.3)
eCommerce	5,500	4,615	885	19.2
Retail stores	276	333	(57)	(17.1)
Total	101,863	105,393	(3,530)	(3.3)
Sanuk:
Wholesale	76,003	15,350	60,653	395.1
eCommerce	2,678	228	2,450	1,074.6
Retail stores	—	—	—	*
Total	78,681	15,578	63,103	405.1
Other:
Wholesale	16,933	17,281	(348)	(2.0)
eCommerce	736	1,679	(943)	(56.2)
Retail stores	149	132	17	12.9
Total	17,818	19,092	(1,274)	(6.7)
Total	$797,134	$773,431	$23,703	3.1%

Total eCommerce	$42,968	$39,423	$3,545	9.0%

Total Retail stores	$110,491	$90,193	$20,298	22.5%

*     Calculation of percentage is not meaningful.

The increase in net sales was primarily driven by the additional Sanuk brand sales and increased UGG sales in our retail sales and wholesale sales in Asia, partially offset by a reduction in UGG wholesale sales in Europe and the US, and Teva wholesale sales in Europe.  We experienced an increase in the number of pairs sold through the addition of our Sanuk wholesale segment and continued retail and eCommerce growth, partially offset by a decrease in pairs sold in our UGG, Teva, and other brands wholesale segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 11.0% to approximately 16.1 million pairs sold for the nine months ended September 30, 2012 from 14.5 million pairs for the nine months ended September 30, 2011.  Our weighted-average wholesale selling price per pair decreased to $43.43 for the nine months ended September 30, 2012 from $48.08 for the nine months ended September 30, 2011.  The decreased average selling price was primarily due to the addition of our Sanuk wholesale segment, which has lower overall average selling prices due to the nature of the brand, for the full nine months ended September 30, 2012 compared to only the three months ended September 30, 2011, partially offset by increases in all other segments excluding eCommerce.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in the average selling price.  The decrease in volume was primarily to our distributors and wholesale customers in Europe, as well as our wholesale customers in the US.  We believe the decline was partially due to reduced orders for the fall season caused by our customers’ increased carryover inventory levels resulting from the warm winter in the prior year, a new trend of on-demand purchasing whereby consumers shift the timing of their purchases to later in the season, as well as continued warm weather in the current year and the recessionary conditions in Europe.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in the average selling price.  The decrease in volume was primarily to our distributors and wholesale customers in Europe, as well as our wholesale customers in the US.  The US and Asia each had a slight increase in sales due to increased average selling prices, despite the decrease in the volume of pairs sold.   We believe the decrease in Europe was partially due to a tightening in consumer spending as a result of the weakening economy, leading retailers to be similarly cautious.

Wholesale net sales of our Sanuk brand, which we acquired in July 2011, were $76,003.

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

Net sales of our eCommerce business increased due to an increase in the number of pairs sold, partially offset by a decrease in the average selling price. The decrease in the average selling price was primarily due to the addition of Sanuk brand sales, which carry lower average selling prices, increased Teva sales, which carry lower average selling prices, and lower average selling prices for the UGG brand due to a shift in product mix.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 29 new stores opened since September 30, 2011.  For the thirty-nine weeks ended September 30, 2012 compared to October 2, 2011, same store sales decreased by 2.9%.  All stores not included in same store sales contributed approximately $40,600 of retail sales during the thirty-nine weeks ended September 30, 2012.  As we continue to increase the number of our stores, each new store will have less proportional impact on our growth rate.  Previously, we calculated our same store sales using full calendar quarters and adjustments to reflect foreign exchange impacts, and included all stores that were open for the full quarter or year-to-date periods, respectively.  Beginning the three months ended March 31, 2012, we changed the method of our calculation to a traditional retail weekly calendar, excluded adjustments to reflect foreign exchange impacts, and excluded other items such as stores under relocation or remodel to more accurately reflect comparable store sales.  This calculation is more consistent with how management views the business and we believe it is more consistent with financial measures used in the retail industry.

International sales, which are included in the segment sales above, for all of our products combined represented 34.0% and 36.8% of worldwide net sales for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in international sales was largely due to decreased sales for our UGG and Teva wholesale and distributor channels in Europe, partially offset by increased sales in our retail, eCommerce and Asia wholesale channels.

Gross Profit.  As a percentage of net sales, gross margin decreased primarily due to increased sheepskin and other material costs as well as an increased impact of discounted and closeout sales in Europe for our UGG and Teva brands.  The decrease was partially offset by the contribution of the Sanuk brand, which generally carries higher margins, and increased margins for our eCommerce and retail stores segments.  We expect to experience continued pressure on gross profit, primarily due to the increased sheepskin costs, for the full year 2012.

Selling, General and Administrative Expenses (SG&A).  The change in SG&A was primarily due to:

•                  increased retail costs of approximately $24,000, largely related to 29 new retail stores that were not open as of September 30, 2011;

•      approximately $22,000 of expenses for our Sanuk brand, including an increase to the fair value of the contingent consideration liability from the Company’s purchase of the brand of approximately $ 6,000;

•                  increased marketing expenses of approximately $10,000, largely related to our new UGG women’s prospects, UGG men’s and Classic campaigns;

•      decreased legal expense of approximately $7,000, due to having fewer costs related to litigations in the current year, decreased anti-counterfeiting expenses, as well as receiving increased judgments and collections in the current year from our website litigations;

•                  decreased amortization expense of approximately $4,000 due to an acquired order book being fully amortized during the first six months of 2011; and

•                  decreased commissions of approximately $3,000.

Income (Loss) from Operations.  Refer to Note 9 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Nine Months Ended September 30,
			Change
	2012	2011	Amount	%
UGG wholesale	$137,649	$206,208	$(68,559)	(33.2)%
Teva wholesale	12,717	20,576	(7,859)	(38.2)
Sanuk wholesale	16,895	1,459	15,436	1,058.0
Other wholesale	(1,876)	(7,577)	5,701	75.2
eCommerce	5,021	5,767	(746)	(12.9)
Retail stores	(10,698)	1,631	(12,329)	(755.9)
Unallocated overhead costs	(116,874)	(120,006)	3,132	2.6
Total	$42,834	$108,058	$(65,224)	(60.4)%

Income from operations decreased primarily due to the increase in SG&A expenses and the 4.6 percentage point reduction in gross margin, partially offset by the increase in net sales.

The decrease in income from operations of UGG brand wholesale was primarily the result of a 8.5 percentage point decrease in gross margin, largely attributable to higher sheepskin and other material costs, as well as an increase in the impact of discounted sales in Europe, partially offset by an increase in sales in Asia.  The decrease in income was also due to an increase in marketing and promotional expenses of approximately $6,000.  These decreases to income were partially offset by approximately $5,000 in decreased commissions and approximately $4,000 in decreased amortization expenses, due to an acquired order book being fully amortized during the first six months of 2011.

The decrease in income from operations of Teva brand wholesale was mostly attributable to the decrease in net sales and a 4.7 percentage point decrease in gross margin, primarily due to an increased impact of discounted sales as well as a change in the product mix with more closed-toe product which carries lower margins.

The income from operations from our Sanuk brand, which we acquired in July 2011, was $16,895.

The decrease in loss from operations of our other brands wholesale was primarily the result of an increase in gross profit of approximately $2,900, as well as a decrease in operating expenses of approximately $2,800.

The decrease in income from operations of our eCommerce business was primarily due to an increase in operating expenses of approximately $3,000, partially offset by the increase in sales and a 1.6 percentage point increase in gross margin.

Loss from operations of our retail store business for the nine months ended September 30, 2012 was $10,698 compared to income from operations for the nine months ended September 30, 2011 of $1,631.  The loss was primarily due to approximately $24,000 of higher operating expenses largely related to our new store openings, as well as infrastructure to support an expanded global store rollout.  These results were partially offset by increased net sales and a 0.8 percentage point increase in gross margin, primarily due to an increased mix of international sales which generally carry higher margins.

The decrease in unallocated overhead costs resulted most significantly from a decrease in legal expenses of approximately $7,000 and a $5,000 decrease in performance-based compensation, partially offset by approximately $3,000 of expenses related to international infrastructure costs to support our expansion as well as approximately $6,000 of other costs that are not individually significant.

Other Expense (Income), Net.  Other expense, net for the nine months ended September 30, 2012 was $27 compared to other income, net for the nine months ended September 30, 2011 of $131.  The expense was due to an increase in interest expense related to our short-term borrowings, partially offset by income primarily related to expired eCommerce website customer credits and royalty income.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Nine Months Ended
	September 30,
	2012	2011
Income tax expense	$11,850	$33,539
Effective income tax rate	27.7%	31.0%

The decrease in the effective tax rate was primarily due to an overall discrete tax benefit of approximately $900 largely due to US federal, state and UK tax adjustments, as well as a research and development tax credit of approximately $300, partially offset by discrete tax expense associated with our operations in China.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of September 30, 2012, we did not have a material amount of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.  We anticipate our effective tax rate for the full year 2012 to be consistent with the full year rate of 29.2% in 2011.

Net Income Attributable to the Noncontrolling Interest.  On April 2, 2012, we purchased the remaining 49% noncontrolling interest in our joint venture with Stella International.  Prior to this purchase, we already had a controlling interest in this entity, and therefore, the subsidiary had been and will continue to be consolidated with our operations.  For the nine months ended September 30, 2012, net income attributable to the noncontrolling interest was $148, which represents the noncontrolling interest’s share of income prior to April 2, 2012.

Net Income Attributable to Deckers Outdoor Corporation.   Our net income decreased as a result of the items discussed above.  Our diluted earnings per share decreased primarily as a result of the decrease in net income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our guarantee contracts. See “Contractual Obligations” below.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and as needed, the credit available under our credit agreement.  In an economic recession or under other adverse economic conditions, our cash generated from operations may decline, and we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, or renew or access our existing credit.  These factors may impact our working capital reserves and have a material adverse effect on our business.

Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables.  As a result, our working capital requirements begin when we purchase, or make deposits on, the inventories and continue until we ultimately collect the resulting receivables.  The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva and Sanuk brands build inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters.  Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year.  The cash required to fund these working capital fluctuations has been provided using our internal cash flows and short-term borrowings.  As needed, we borrow funds under our credit agreement.

The following table summarizes the Company’s cash flows and working capital:

	Nine Months Ended September 30,
			Change
	2012	2011	Amount	%
Net cash used in operating activities	$(183,385)	$(222,258)	$38,873	17.5%
Net cash used in investing activities	$(54,816)	$(152,322)	$97,506	64.0%
Net cash provided by financing activities	$35,908	$19,053	$16,855	88.5%

	September 30,	December 31,	Change
	2012	2011	Amount	%
Cash and cash equivalents	$61,636	$263,606	$(201,970)	(76.6)%
Trade accounts receivable	239,259	193,375	45,884	23.7
Inventories	486,168	253,270	232,898	92.0
Other current assets	103,584	107,651	(4,067)	(3.8)
Total current assets	890,647	817,902	72,745	8.9

Short-term borrowings	275,000	—	275,000	*
Trade accounts payable	167,957	110,853	57,104	51.5
Other current liabilities	73,661	121,226	(47,565)	(39.2)
Total current liabilities	516,618	232,079	284,539	122.6

Net working capital	$374,029	$585,823	$(211,794)	(36.2)%

* Calculation of percentage change is not meaningful.

Cash from Operating Activities.  We used less cash in operating activities in the nine months ended September 30, 2012 versus 2011.  The decreased cash used in operating activities was primarily due to other current assets decreasing more and trade accounts receivable increasing less in the nine months ended September 30, 2012 versus 2011, partially offset by accrued expenses decreasing more during the same period.  The larger decrease in other current assets was due to refunds of deposits received in accordance with our contracts to purchase sheepskin in the nine months ended September 30, 2012 compared to deposits paid in the nine months ended September 30, 2011.  The smaller increase in trade accounts receivable was primarily due to higher cash collections in the first nine months of 2012 versus 2011.  The larger decrease in accrued expenses was primarily related to a reduction in performance-based compensation accruals, as well as a smaller increase in the amount of VAT accrued in the nine months ended September 30, 2012 versus 2011.  Net working capital decreased as of September 30, 2012 from December 31, 2011, primarily as a result of higher other current liabilities, lower cash and cash equivalents, and higher trade accounts payable.  These decreases to working capital were partially offset by the increases to inventory and trade accounts receivable.  The increase in total current liabilities was primarily due to short-term borrowings against our line of credit.  Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover decreased to 6.1 times in the twelve months ended September 30, 2012 from 7.0 times for the twelve months ended September 30, 2011, primarily due to higher average accounts receivable balances, partially offset by increased cash collections for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011.

Inventory turnover decreased to 2.4 times for the twelve months ended September 30, 2012 compared to 3.0 times for the twelve months ended September 30, 2011, primarily due to higher average inventory levels during the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011, partially offset by increased sales.  The higher inventory balances were primarily attributed to our projected increased sales, carryover product from the 2011 holiday period of predominantly continuing styles, the addition of our Sanuk brand, increased international inventory, additional retail locations, and increased materials and factory costs.

Cash from Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2012 resulted from the purchases of property and equipment, as well as our acquisitions of the Hoka brand and an intangible asset for lease rights for a retail store location in France. The larger capital expenditures included the build out of 29 new retail stores versus 13 new retail stores for the nine months ended September 30, 2012 versus 2011, respectively, and corporate facilities.  For the nine months ended September 30, 2011, net cash used in investing activities resulted primarily from the acquisition of the Sanuk brand and purchases of property and equipment.

As of September 30, 2012, we had approximately $9,000 of commitments for future capital expenditures primarily related to the build out of new retail stores.  We estimate that the remaining capital expenditures for 2012 including the aforementioned commitments, will range from approximately $25,000 to $30,000.  We anticipate these expenditures will primarily include the construction costs of new retail stores and new corporate facilities.  The actual amount of capital expenditures for the remainder of the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the nine months ended September 30, 2012, net cash provided by financing activities was comprised primarily of short-term borrowings of $275,000, partially offset by cash used for repurchases of our common stock, contingent consideration paid related to our Sanuk acquisition, and the $20,000 purchase of the remaining 49% noncontrolling interest in our joint venture with Stella International.  Our decision to borrow $275,000 was largely due to our repurchases of $185,000 of our common stock.  For the nine months ended September 30, 2011, net cash provided by financing activities was comprised primarily of short-term borrowings, as well as excess tax benefits from stock compensation, partially offset by cash used for repurchases of our common stock and for shares withheld for taxes from employee stock unit vestings.

In February 2012, our Board of Directors approved a stock repurchase program to repurchase up to $100,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program did not obligate us to acquire any particular amount of common stock and the program could have been suspended at any time at our discretion.  As of June 30, 2012, the Company had repurchased approximately 1,749,000 shares under this program, for approximately $100,000, or an average price of $57.19.  As of June 30, 2012, we had repurchased the full amount authorized under this program.  The purchases were funded from available working capital.

On June 13, 2012, our Board of Directors approved a stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  As of September 30, 2012, we repurchased approximately 1,833,000 shares under this new program, for approximately $84,700, or an average price of $46.24.  As of September 30, 2012, the remaining approved amount was approximately $115,300.

In August 2011, we entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto.  In August 2012 we amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility. Refer to Note 8 to our accompanying condensed consolidated financial statements for further information on our Amended and Restated Credit Agreement.  At September 30, 2012, we had approximately $275,000 of outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of $189, leaving $124,811 available under the Amended and Restated Credit Agreement.  As of September 30, 2012, we were in compliance with all covenants and we remain in compliance as of the date of this report.  Subsequent to September 30, 2012, we borrowed $32,000 and repaid $7,000, resulting in a remaining outstanding balance of $300,000 under the Amended and Restated Credit Agreement through the date of this report.  We believe this syndicated credit facility will sufficiently cover our liquidity needs for at least the next 12 months.

Contractual Obligations.  The following table summarizes our contractual obligations at September 30, 2012, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$216,756	$39,542	$66,268	$52,803	$58,143
Purchase obligations(2)	275,192	273,430	1,762	—	—
Unrecognized tax benefits(3)	3,271	3,271	—	—	—
Total	$495,219	$316,243	$68,030	$52,803	$58,143

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

We also entered into minimum purchase commitments (see Note 10 to our accompanying condensed consolidated financial statements). We have included the total remaining cash commitments, net of deposits, as of September 30, 2012 in this table. We expect our sheepskin purchases by third party factories supplying UGG product to us will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

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

There is no maximum to the Sanuk contingent consideration payments for 2012, 2013, and 2015.  These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $69,024 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of September 30, 2012.  See Note 6 to our accompanying condensed consolidated financial statements.

The purchase price for the Hoka brand also includes contingent consideration through 2017, with a maximum of $2,000.  These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $1,100 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of September 30, 2012.  See Note 6 to our accompanying condensed consolidated financial statements.

We believe that internally generated funds, the available borrowings under our existing Amended and Restated Credit Agreement, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, the impact of commodity costs including for sheepskin, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to generate returns on our acquisitions of businesses, and market volatility, among others.  See Part II, Item 1A, “Risk Factors” for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Amended and Restated Credit Agreement.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of additional indebtedness could further result in incurring additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

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

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations.  Approximately $164,000, or 20.6%, of our total net sales for the nine months ended September 30, 2012 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.  As of September 30, 2012, our hedging contracts had notional amounts totaling approximately $53,000.  Based upon sensitivity analysis as of September 30, 2012, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $3,000.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At September 30, 2012, we had outstanding borrowings of approximately $275,000 under the Amended and Restated Credit Agreement.  A 1.0% increase in interest rates on our current borrowings would not have a material impact on income before income taxes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.      Legal Proceedings

We are involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of our business, including proceedings to protect our intellectual property rights.

On May 31, 2012, a purported shareholder class action lawsuit was filed in the United States District Court for the Central District of California against the Company and certain of its officers. On August 1, 2012, a similar purported shareholder class action lawsuit was filed in the United States District Court for the District of Delaware against the Company and certain of its officers.  These actions are purportedly brought on behalf of purchasers of the Company’s publicly traded securities between October 27, 2011 and April 26, 2012. Plaintiffs in both complaints allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The California case has been dismissed with prejudice; the Delaware action remains pending.  We believe the claim in the Delaware complaint is without merit and intend to defend the action vigorously. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

On July 17, 2012 and July 26, 2012, purported shareholder derivative lawsuits were filed in the California Superior Court for the County of Santa Barbara against our Board of Directors and several of our officers. The Company is named as nominal defendant. Plaintiffs in the state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaints include claims for violation of the federal securities laws, breach of fiduciary duties, mismanagement, waste of corporate assets, insider trading, unjust enrichment, and violations of the California Corporations Code. The complaints seek compensatory damages, disgorgement, and other relief.  We believe the claims are without merit and intend to defend the actions vigorously. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 13, 2012, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. The purchases were funded from available working capital.  Under this new program, during the three and nine months ended September 30, 2012, the Company repurchased approximately 1,833,000 shares, for approximately $84,700, or an average price of $46.24.  As of September 30, 2012, the remaining approved amount was approximately $115,300.  All shares repurchased as of June 30, 2012 were purchased under the previous stock repurchase plan (see Note 3 to the accompanying condensed consolidated financial statements).  Activity under the programs were as follows:

Period	Total number of shares purchased (1) (in thousands)	Average price paid per share	Approximate dollar value of shares that may yet be purchased (in thousands)
As of June 30, 2012	1,475	$54.26	$200,000
July 1 - July 31	120	$41.81	$195,000
August 1 - August 31	1,639	$46.48	$118,900
September 1 - September 30	74	$48.30	$115,300
Total	3,308

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
10.1

Amended and Restated Credit Agreement, dated as of August 10, 2012, by and among Deckers Outdoor Corporation, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, Comerica Bank and HSBC Bank USA, National Association, as Co-Syndication Agents, and the lenders from time to time party thereto. (Exhibit 10.1 to the Registrant’s Form 8-K filed on August 10, 2012 and incorporated by reference herein)

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
*101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: November 8, 2012	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)