Form 10-K
period 2012-12-31
DECKERS OUTDOOR CORP
filed 2013-03-01
CIK 910521

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 29, 2012, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $1,592,168,078, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported last sale price of the registrant's common stock on The NASDAQ Global Select market on that date, which was $44.01. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant's Common Stock outstanding at February 15, 2013 was 34,402,209.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2013 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report, are incorporated by reference into Part III of this annual report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this annual report.

DECKERS OUTDOOR CORPORATION
For the Fiscal Year Ended December 31, 2012

Table of Contents to Annual Report on Form 10-K

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This report and the information incorporated by reference in this report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated or projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this annual report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "project," 'plan", "predict", "should," "will," and similar expressions, or the negative of these expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:

  •
  our global business, growth, operating, investing, and financing strategies;

  •
  our product offerings, distribution channels and geographic mix;

  •
  the success of our new products, brands, and growth initiatives;

  •
  the impact of seasonality on our operations;

  •
  expectations regarding our net sales and earnings growth and other financial metrics;

  •
  our development of worldwide distribution channels;

  •
  trends affecting our financial condition, results of operations, or cash flows;

  •
  our expectations for expansion of our retail and eCommerce capabilities;

  •
  information security and privacy of customer, employee or company information;

  •
  overall global economic trends;

  •
  reliability of overseas factory production and storage; and

  •
  the availability and cost of raw materials.

        We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. As a result, actual results may differ materially from the results stated in or implied by our forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Part I, Item 1A of this annual report in the section entitled "Risk Factors," as well as in our other filings with the Securities and Exchange Commission (SEC). In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

        You should read this annual report in its entirety, together with the documents that we file as exhibits to this annual report and the documents that we incorporate by reference in this annual report, with the understanding that our future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements and we expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of the NASDAQ Stock Market.

 PART I

        References in this Annual Report on Form 10-K to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. Ahnu®, Deckers®, Hoka One One® (Hoka), MOZO®, Sanuk®, Simple®, Teva®, TSUBO®, and UGG® are some of our trademarks. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

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

        In July 2008, we entered into a joint venture agreement with an affiliate of Stella International Holdings Limited ("Stella International") for the opening of retail stores and wholesale distribution for the UGG brand in China. The joint venture was owned 51% by Deckers and 49% by Stella International. Stella International is also one of our major manufacturers in China. In April 2012, we acquired the 49% noncontrolling interest owned by Stella International. In September 2009, we began to reacquire our international distribution rights, beginning in Japan. In January 2010, we acquired certain assets and liabilities, including reacquisition of our distribution rights, from our Teva distributor that sold to retailers in Belgium, the Netherlands, and Luxemburg (Benelux) as well as France. In September 2010, we purchased a portion of a privately held footwear company as an equity method investment. In January 2011, we acquired certain assets from our UGG, Teva, and Simple brands distributor that sold to retailers in the United Kingdom (UK) and from our UGG and Simple brands distributor that sold to retailers in Benelux and France. The distribution rights in these regions reverted back to us on December 31, 2010 upon the expiration of the distribution agreements. In May 2011, we entered into an asset purchase agreement with Sanuk USA LLC, C&C Partners, Ltd., and the equity holders of both entities (collectively referred to as "Sanuk" or the "Sanuk brand"). In July 2011, we completed the acquisition of the purchased assets and the assumption of the assumed liabilities of the Sanuk brand. Our consolidated financial statements include the operations of Sanuk beginning July 1, 2011. In May 2012, the Company purchased a noncontrolling interest in the Hoka brand, a privately held footwear company, which was accounted for as an equity method investment. In September 2012, the Company acquired the remaining ownership interest in Hoka.

Products

        We market our products primarily under three proprietary brands:

        UGG®.    UGG Australia is our luxurious comfort brand and the category creator for luxury sheepskin footwear. The UGG brand has enjoyed several years of positive consumer reception, driven by consistent introductions of new styles in the fall and spring seasons, as well as year-round styles. We have also strategically expanded our geographic distribution as well as our consumer base with more men's products. Additionally, we have broadened the brand into additional product categories beyond footwear, such as handbags, apparel, and cold weather accessories. We carefully manage the distribution of our UGG products within higher-end specialty and department store retailers in order to best reach our target consumers, preserve the UGG brand's retail channel positioning and maintain the UGG brand's position as a mid- to upper-price high-end brand.

        In recent years, sales of UGG products have benefited from significant national media attention and celebrity endorsement through our marketing programs and product placement activities, raising the profile of our UGG brand as a luxurious comfort brand. We have further supported the UGG brand's market positioning by expanding the selection of styles available in order to build consumer interest in our UGG brand collection.

        Teva®.    Teva is our outdoor performance and lifestyle brand and pioneer of the sport sandal market. We have expanded the Teva product line over time to include open and closed-toe outdoor lifestyle footwear, as well as additional outdoor performance footwear, including light hiking shoes, freeride mountain bike shoes, amphibious footwear, and rugged outdoor cross training shoes.

        In recent years, we have focused on regaining our leadership position in the performance sandal market, while broadening our performance platform to include other outdoor activities such as light hiking, and freestyle mountain bike riding to lessen our overall reliance on sandal sales, while bringing youthfulness back to the brand through contemporary designs, colors, and materials. Throughout 2011 and 2012, we have continued to expand our closed-toe offering in both performance and lifestyle outdoor footwear. This includes the award winning outdoor light hiking platform, Riva, and Teva's entry into insulated winter boots with the Lifty Collection.

        Sanuk®.    Sanuk is our fun lifestyle footwear brand rooted in surf culture but embraced by an eclectic mix of style-savvy optimists. The Sanuk brand is probably best known for the patented SIDEWALK SURFERS® shoe which effectively introduced the hanging deconstructed footwear movement. Other primary offerings include the Beer Cozy and Yoga Mat sandal collections made from real yoga mat material. The brand has a history of innovation, product invention, foot-friendly comfort, unexpected materials and clever branding.

        In recent years, Sanuk products have been recognized by the Surf Industry Manufacturers Association (SIMA) for being both the 2007 and 2010 Footwear Product of the Year. The brand's SIDEWALK SURFERS are marketed with the hand-crafted, humor driven "Cut&Paste" ad campaign and the slogan "THESE ARE NOT SHOES, THEY'RE SANDALS®" which references the patented sandal construction. We plan to build on the Sanuk brand's authentic position in the surf and outdoor markets through its relationships with prominent professional athletes and ambassadors, including surfers, rock climbers, photographers, artists, and musicians known as much for their unique personal styles and charisma as for their specialized talents.

        In addition to our primary brands, our other brands include TSUBO, a line of mid and high-end casual footwear that incorporates style, function, and maximum comfort; Ahnu, a line of outdoor performance and lifestyle footwear; MOZO, a line of footwear that combines running shoe technology with work shoe toughness for individuals that spend long hours working on their feet; Hoka, a line of footwear for all capacities of runner designed to alleviate fatigue, impact and muscle strain; and Simple, a line for which we ceased distribution effective December 31, 2011.

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

        We distribute products sold in the US through our distribution centers in Camarillo and Ventura, California. Our distribution centers feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers. For certain customers requiring special handling, each shipment is pre-labeled and packed to the retailer's specifications, enabling the retailer to easily unpack our product and immediately display it on the sales floor. All incoming and outgoing shipments must meet our quality inspection process.

        Internationally, we distribute our products through independent distributors and retailers in many countries, including throughout Europe, Asia Pacific, Canada, and Latin America, among others. In addition, as we do in the US, in certain countries, we sell products directly to international consumers through our websites and our retail stores. For our wholesale and direct to consumer businesses, we operate distribution centers in certain international locations and utilize third-party distribution companies in other countries. We may also work with trading companies for importation, as needed. Our principal wholesale customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers, shoe stores, and online retailers.

        Our five largest customers accounted for approximately 22.8% of worldwide net sales for 2012, compared to 24.0% for 2011. No single customer accounted for greater than 10% of our consolidated net sales in 2012.

        UGG.    We sell our UGG footwear and accessories primarily through higher-end department stores such as Nordstrom, Neiman Marcus and Bloomingdale's, as well as independent specialty retailers such as Journey's and David Z., and internet retailers such as Zappos.com. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who seeks out the fashion and functional elements of our UGG products.

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

        Sanuk.    We sell our Sanuk footwear primarily through independent action sports retailers including specialty surf and skate shops, outdoor retailers such as REI, Eastern Mountain Sports (EMS), and Bass Pro Shops, specialty footwear retailers and larger national retail chains including Nordstrom, Journeys, Dillards, and The Buckle. We believe these retailers showcase the brand's creativity, fun, and comfort and allow us to effectively reach our target consumers for the brand.

        Other brands.    Our other brands are sold throughout the world primarily at better department stores, outdoor specialty accounts, independent specialty retailers, and with online retailers that support our brand ideals of comfort, style, and quality. Key accounts of our other brands include Nordstrom, Dillard's, Hanigs, REI, and Zappos.com.

        eCommerce.    Our eCommerce business enables us to market, communicate and build our relationships with the consumer. eCommerce enables us to meet the growing demand for our products, sell the products at retail prices, and provide significant incremental operating income. The eCommerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments. We operate our eCommerce business through the Uggaustralia.com, Teva.com, Sanuk.com, Tsubo.com, Ahnu.com, and Mozoshoes.com websites. Our websites also drive wholesale and distributor sales through brand awareness and by directing consumers to retailers that carry our brands, including our own retail stores. In recent years, our eCommerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.

        We have expanded our international capabilities by developing sites to service certain international markets. These sites are translated into the local language, provide product through local distribution centers and price the products in the consumers' local currency. In 2012, we launched additional sites in the US for our Sanuk brand and launched mobile sites for several of our brands in the US, Europe and Japan. Our eCommerce business has offices in Flagstaff, Arizona; Richmond, England; and Tokyo, Japan. In order to reduce the cost of order fulfillment, minimize out of stock positions, and further leverage our distribution centers' operations, order fulfillment is performed by our distribution centers in California, the UK, Canada, and Japan. Products sold through our eCommerce business are sold at prices which approximate retail prices, enabling us to capture the full retail margin on each direct to consumer transaction.

        Retail Stores.    Our retail stores are predominantly UGG Australia concept stores and UGG Australia outlet stores. Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. In addition, our UGG Australia concept stores allow us to showcase our entire product line including footwear, accessories, handbags, and outerwear; whereas, a wholesale account may not represent all of these categories. Through our outlet stores, we sell some of our discontinued styles from prior seasons, plus products made specifically for the outlet stores. We sell Teva products as well as some of our other brands through a few limited outlet locations.

        In 2012, we opened seven stores in the US and twenty-three internationally. As of December 31, 2012, we had a total of 56 UGG Australia concept stores and 21 UGG outlet stores worldwide. During 2013, we plan to open additional retail stores in the US and internationally.

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

Manufacturing and Supply Chain

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

        The production of footwear by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. We maintain an on-site supervisory office in Pan Yu City, China that serves as a local link to our independent manufacturers, enabling us to carefully monitor the production process from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement. To ensure the production of high quality products, the majority of the materials and components used in production of our products by these independent manufacturers are purchased from independent suppliers designated by us. Excluding sheepskin, we believe that substantially all the various raw materials and components used in the manufacture of our footwear, including rubber, leather, and nylon webbing are generally available from multiple sources at competitive prices. We generally outsource our manufacturing requirements on the basis of individual purchase orders or short-term purchase commitments rather than maintaining long-term purchase commitments with our independent manufacturers.

        At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their skins for our products primarily from Australia, Europe, and the US. We maintain constant communication with the tanneries to monitor the supply of sufficient high quality sheepskin available for our projected UGG brand production. To ensure adequate supplies for our manufacturers, we forecast our usage of sheepskin in advance at a forward price. We have also entered into minimum purchase commitments with certain sheepskin suppliers (see Note 7 to our accompanying consolidated financial statements.) We believe current supplies are sufficient to meet our needs in the near future, but we continue to investigate our options to accommodate any unexpected future growth.

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

Patents and Trademarks

        We utilize trademarks on virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, toward identifying the Company, and in distinguishing our goods from the goods of others. We currently hold trademark registrations for UGG, Teva, Sanuk, Simple, TSUBO, Ahnu, MOZO, Hoka One One, and other marks in the US and in many other countries, including the countries of the European Union, Canada, China, Japan and Korea. We now hold more than 160 utility and design patent registrations in the US and abroad and have filed more than 10 new patent applications which are currently pending. These patents expire at various times; US design patents that are registered this year will remain valid to 2027. Utility patents filed this year will remain in effect until 2033. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties. No single patent is critical to our business, and no group of patents expiring in the same year is critical to our business.

Seasonality

        Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth calendar quarters and the highest percentage of Teva and Sanuk brand net sales occurring in the first and second calendar quarters of each year. Our financial results include the Sanuk brand beginning July 1, 2011. Historically, our total net sales in the last half of the year have exceeded total net sales for the first half of the year, and we expect this trend to continue. Our other brands do not have a significant seasonal impact on our business. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors." For further discussion on our working capital and inventory management, see Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Backlog

        Historically, we have encouraged our wholesale and distributor customers to place, and we have received, a significant portion of orders as preseason orders, generally four to eight months prior to the anticipated shipment date. We provide customers with price incentives, and in certain cases extended payment terms, to participate in such preseason programs to enable us to better plan our production schedule, inventory and shipping needs. Unfilled customer orders as of any date, which we refer to as backlog, represent orders scheduled to be shipped at a future date, which can be cancelled prior to shipment. The backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule, and the timing of product shipments as well as variations in the quarter-to-quarter and year-to-year preseason incentive programs. The mix of future and immediate delivery orders can vary significantly from quarter-to-quarter and year-to-year. As a result, comparisons of the backlog from period-to-period may be misleading.

        At December 31, 2012, our backlog of orders from our wholesale customers and distributors was approximately $323,000 compared to approximately $387,000 at December 31, 2011. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2013. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year for several reasons. Backlog only relates to wholesale and distributor orders for the next season and current season fill-in orders and excludes potential sales in our eCommerce business and retail stores during the year. Backlog also is affected by the timing of customers' orders and product availability. As compared to the prior year end, at December 31, 2012 fewer customers had completed previewing and writing their Fall 2013 pre-book orders.

Competition

        The casual, outdoor, athletic, fashion, and formal footwear markets are highly competitive. Our competitors include athletic and footwear companies, branded apparel companies, and retailers with their own private labels. Although the footwear industry is fragmented to a certain degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, access to offshore manufacturing has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear and accessory industries. In particular, in part due to the popularity of our UGG products, we face increasing competition from a significant number of competitors selling products designed to compete directly or indirectly with our UGG products.

        We believe that our footwear lines and other product lines compete primarily on the basis of brand recognition and authenticity, product quality and design, functionality, performance, comfort, fashion appeal, and price. Our ability to successfully compete depends on our ability to:

  •
  shape and stimulate consumer tastes and preferences by offering innovative, attractive, and exciting products;

  •
  anticipate and respond to changing consumer demands in a timely manner;

  •
  maintain brand authenticity;

  •
  develop high quality products that appeal to consumers;

  •
  price our products suitably;

  •
  provide strong and effective marketing support; and

  •
  ensure product availability.

        We believe we are well positioned to compete in the footwear industry. We continually look to acquire or develop more footwear brands to complement our existing portfolio and grow our existing consumer base.

Employees

        At December 31, 2012, we employed approximately 2,300 employees in the US, Europe, and Asia, none of whom were represented by a union. This figure includes approximately 1,300 employees in our retail stores worldwide, which includes part-time and seasonal employees. The increase in employees during the year was primarily related to increased expansion efforts. We intend to increase our employee count further in 2013 primarily related to the opening of new retail stores and our other expansion initiatives. We believe our relationships with our employees are good.

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

Available Information

        Our internet address is www.deckers.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors.

        Our short and long-term success is subject to many factors beyond our control. Investing in our common stock involves substantial risk. Before investing in our stock, stockholders and potential stockholders should carefully consider the following risk factors related to our company as well as general investor risks, in addition to the other information contained in this report and the information incorporated by reference in this report. If any of the following risks occur, our business, financial condition or results of operations could be adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Please also see the section entitled "Special Note on Forward-Looking Statements" on page 2 of this Annual Report on Form 10-K.

         Changes in economic conditions may adversely affect our financial condition and results of operations.

        Volatile economic conditions and general changes in the market have affected, and will likely continue to affect consumer spending generally and the buying habits and preferences of our customers and end-user consumers in particular. A significant portion of the products we sell, especially those sold under the UGG Australia brand, are considered to be luxury retail products. The purchase of these products by consumers is largely discretionary, and is therefore highly dependent upon the level of consumer spending, particularly among affluent consumers. Sales of these products may be adversely affected by a continuation or worsening of recent economic conditions, increases in consumer debt levels, uncertainties regarding future economic prospects, or a decline in consumer confidence. During an actual or perceived economic downturn, fewer consumers may shop for our products and those who do shop may limit the amounts of their purchases. As a result, we could be required to reduce the price we can charge for our products or increase our marketing and promotional expenses in response to lower than anticipated levels of demand for our products. In either case, these changes, or other similar changes in our marketing strategy, would reduce our revenues and profit margins and could have a material adverse effect on our financial condition and results of operations.

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

        Our five largest customers accounted for approximately 22.8% of worldwide net sales in 2012 and 24.0% of worldwide net sales in 2011. Any loss of a key customer, the financial collapse or bankruptcy of a key customer, or a significant reduction in purchases from a key customer could have a material adverse effect on our business, results of operations, and financial condition.

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

        Sales of our products are highly seasonal and are sensitive to weather conditions, which are beyond our control. For example, extended periods of unseasonably warm weather during the fall and winter months may reduce demand for our UGG products. If management is not able to timely adjust expenses in reaction to adverse events such as unfavorable weather, weak consumer spending patterns or unanticipated levels of order cancellations because of seasonal circumstances, our profitability may be materially affected. Even though we are creating more year-round styles for our brands, the effect of favorable or unfavorable weather on sales can be significant enough to affect our quarterly results, with a resulting effect on our common stock price.

         If raw materials do not meet our specifications, or experience price increases or shortages, we could realize interruptions in manufacturing, increased costs, higher product return rates, a loss of sales, or a reduction in our gross margins.

        We depend on a limited number of key sources for certain raw materials. For sheepskin, the raw material used in a significant portion of our UGG products, we rely on two tanneries. Both the top grade twinface and other grades of sheepskin used in UGG products are in high demand and limited supply. Furthermore, our unique sheepskin needs require certain types of sheepskin that may only be found in certain geographic locations and tanneries with sufficient expertise and capacity to deliver sheepskin which meets our specifications. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside our control. For example, if the price of wool increases, sheep herders may choose not to harvest their sheep and instead choose to shear their sheep for wool, thus decreasing the supply of sheepskin. Sheepskin is also a by-product of the food industry and is therefore dependent upon the demand by the food industry, which has generally been decreasing thus leading to an overall reduction in the number of sheep available. The potential inability to obtain sheepskin and other raw materials could impair our ability to meet our production requirements and could lead to inventory shortages, which can result in lost sales, delays in shipments to customers, strain on our relationships with customers, and diminished brand loyalty. There have also been significant increases in the prices of sheepskin as the demand from competitors for this material has increased and supply of sheep has decreased. We experienced an approximate 40% increase in sheepskin costs in 2012 and expect an overall decrease in 2013, with the majority of the decrease being realized in the fourth quarter of 2013. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts. Any price increases in key raw materials will likely raise our costs and decrease our profitability unless we are able to commensurately increase our selling prices and implement other cost savings measures.

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

        Because the footwear industry has relatively long lead times for design and production, we must plan our production tooling and projected volumes many months before consumer tastes become apparent. The footwear and fashion industry is subject to rapid changes in consumer preferences, making it difficult to accurately forecast demand for our products and our future results of operations. Many factors may significantly affect demand for our products, which include: consumer acceptance of our products, changes in consumer demand for products of our competitors, effects of weather conditions, our reliance on manual processes and judgment for certain supply and demand planning functions that are subject to human error, unanticipated changes in general market conditions, and weak economic conditions or consumer confidence that reduces demand for discretionary items, such as our products.

        A large number of models, colors, and sizes in our product lines can increase these risks. As a result, we may fail to accurately forecast styles, colors, and features that will be in demand. If we overestimate demand for any products or styles, we may be forced to incur higher markdowns or sell excess inventories at reduced prices resulting in lower, or negative, gross margins. On the other hand, if we underestimate demand for our products or if our independent factories are unable to supply products when we need them, we may experience inventory shortages that may prevent us from fulfilling customer orders or delaying shipments to customers. This could negatively affect our relationship with customers and diminish our brand loyalty, which may have an adverse effect on our financial condition and results of operations.

         Our success depends on our ability to anticipate fashion trends.

        Our success depends largely on the continued strength of our brands, on our ability to anticipate, understand, and react to the rapidly changing fashion tastes of footwear, apparel, and accessory consumers and to provide appealing merchandise in a timely and cost effective manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We are also dependent on consumer receptivity to our products and marketing strategy. There can be no assurance that consumers will continue to prefer our brands or that we will (1) respond quickly enough to changes in consumer preferences, (2) market our products successfully, or (3) successfully introduce acceptable new models and styles of footwear or accessories to our target consumer. We believe that the ongoing economic uncertainty in many countries where we sell our products and the corresponding impact on consumer confidence and discretionary income may increase this uncertainty. Achieving market acceptance for new products also likely will require us to exert substantial product development and marketing efforts and expend significant funds to attract consumers. A failure to introduce new products that gain market acceptance or maintain market share with our current products would erode our competitive position, which would reduce our profits and could adversely affect the image of our brands, resulting in long-term harm to our business.

        While our UGG brand has experienced strong sales levels over the past several years, UGG brand sales declined in fiscal year 2012 compared to fiscal year 2011. UGG products include fashion items that could go out of style at any time and competition for the sale of products by the UGG brand is intense and has increased over time. UGG products represent a majority of our business, and if UGG product sales were to decline further or fail to increase in the future, our overall financial performance and common stock price would be adversely affected.

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

        We are growing globally through our retail, eCommerce, wholesale, and distributor channels. In addition, as part of our international growth strategy, we may continue to transition from third-party distribution to direct distribution through wholly-owned subsidiaries. Implementing our growth strategies, or failure to effectively execute them, could affect near term revenues from the postponement of sales recognition to future periods, our rate of growth or profitability, which in turn could have a negative effect on the value of our common stock. In addition, our growth initiatives could:

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

        We conducted our annual impairment tests of goodwill and other intangible assets for 2012, 2011, and 2010. In addition, we conducted interim impairment evaluations when impairment indicators arose. In 2012, 2011, and 2010, we did not recognize any material impairment charges on our goodwill and other intangible assets.

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

	As of December 31, 2012
	UGG	Teva	Sanuk	Other	Total
Trademarks	$154	$15,301	$—	$—	$15,455
Goodwill	6,101	—	113,944	6,222	126,267

Total nonamortizable intangibles	$6,255	$15,301	$113,944	$6,222	$141,722

         Because we depend on independent manufacturers, we face challenges in maintaining a continuous supply of finished goods that meet our quality standards.

        Most of our production is performed by a limited number of independent manufacturers. We depend on these manufacturers' ability to finance the production of goods ordered and to maintain manufacturing capacity, and store completed goods in a safe and sound location pending shipment. We do not possess direct control over either the independent manufacturers or their materials suppliers, so we may be unable to obtain timely and continuous delivery of acceptable products. In addition, while we do have long standing relationships with most of our factories, we currently do not have long-term contracts with these independent manufacturers, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of acceptable quality and competitively priced products from our independent manufacturers. If there is an interruption, we may not be able to substitute suitable alternative manufacturers to provide products or services of a comparable quality at an acceptable price or on a timely basis. If a change in our independent manufacturers becomes necessary, we would likely experience increased costs as well as substantial disruption of our business, which could result in a loss of sales and earnings.

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

         Most of our independent manufacturers are located outside the US, where we are subject to the risks of international commerce.

        Most of our independent manufacturers are in China and Vietnam, with the majority of production performed by a limited number of manufacturers in China. Foreign manufacturing is subject to numerous risks, including the following:

  •
  tariffs, import and export controls, and other non-tariff barriers such as quotas and local content rules on raw materials and finished products, including the potential threat of anti-dumping duties and quotas;

  •
  increasing transportation costs and a limited supply of international shipping capacity;

  •
  increasing labor costs;

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

        These factors, or others of which we are currently unaware or which we do not currently view as material, could severely interfere with the manufacture or shipment of our products. This could make it difficult to obtain adequate supplies of quality products when we need them, thus materially affecting our sales and results of operations.

        While we require that our independent manufacturers adhere to environmental, ethical, health, safety, and other standard business practices and applicable local laws, and we periodically visit and audit their operations, we do not control their business practices. If we discovered non-compliant manufacturers or suppliers that cannot or will not become compliant, we would cease dealing with them, and we could suffer an interruption in our product supply chain. In addition, the manufacturers' or designated suppliers' violations of such standards and laws could damage our reputation and the value of our brands, resulting in negative publicity and discouraging customers and consumers from buying our products.

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

        We operate on a global basis, with approximately 31.2% of our net sales for the year ended December 31, 2012 from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies become more material and subject to currency fluctuations and global credit markets. A significant portion of our international operating expenses are paid in local currencies. Also, our foreign distributors sell in local currencies, which impacts the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. We currently utilize forward contracts or other derivative instruments for the amounts we expect to purchase and sell in foreign currencies to mitigate exposure to fluctuations in the foreign currency exchange rate. As we continue to expand international operations and increase purchases and sales in foreign currencies, we will evaluate and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. Our hedging strategies depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Therefore, our hedging strategies may be ineffective. Future changes in foreign currency exchange rates and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, profit margins, or results of operations, when converted to US dollars. In addition, the failure of financial institutions that underwrite our derivative contracts may negate our efforts to hedge our foreign currency exposures and result in material foreign currency or contract losses. Foreign currency hedging activities, transactions, or translations could materially impact our consolidated financial statements.

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

  •
  the burdens of complying with a variety of foreign laws and regulations, the interpretation and application of which are uncertain;

  •
  legal costs and penalties related to defending allegations of non-compliance;

  •
  unexpected changes in legal and regulatory requirements;

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

         Our revolving credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions.

        From time to time, we have financed our liquidity needs in part from borrowing made under a revolving credit facility. Our credit facility provides for a committed revolving credit line of up to $400,000. Our obligations under the agreement are guaranteed by our existing and future domestic subsidiaries, other than certain immaterial subsidiaries and foreign subsidiaries, and are secured by a first priority security interest in substantially all of our assets and our subsidiaries' assets, including a portion of the equity interests of certain of our domestic and foreign subsidiaries. The agreement for our credit facility also contains a number of customary financial covenants and restrictions, which may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. A default under the credit agreement could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because borrowings under the revolving credit facility bear interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow. There was $33,000 outstanding under our revolving credit facility as of December 31, 2012.

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

        The footwear industry is highly competitive, and many new competitors have entered into the marketplace. We believe that some of these competitors have entered the market place in response to the success of our brands and that such competitors have targeted or intend to target our products with their product offerings. Additionally, we have experienced increased competition from established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear and accessory markets. Our competitors include athletic and footwear companies, branded apparel companies, and retailers with their own private labels. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production, and develop new products more quickly. In addition, access to offshore manufacturing has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear and accessory industries.

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

         The disruption, expense, and potential liability associated with existing and future litigation.

        We are involved in various claims, litigations and other legal and regulatory proceedings and governmental investigations that arise from time to time in the ordinary course of our business. Due to inherent uncertainties of litigation and other such proceedings and investigations, we cannot predict with accuracy the ultimate outcome of any such matters. An unfavorable outcome could have an adverse impact on our business, financial position, and results of operations. The amount of insurance coverage we maintain to address such matters may be inadequate to cover these or other claims. In addition, any significant litigation, investigation, or proceeding, regardless of its merits, could divert financial and management resources that would otherwise be used to benefit our operations or could negatively impact our reputation in the marketplace.

         Our common stock price has been volatile, which could result in substantial losses for stockholders.

        Our common stock is traded on the NASDAQ Global Select Market. While our average daily trading volume for the 52-week period ended February 15, 2013 was approximately 2,140,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing prices of our common stock, as reported by the NASDAQ Global Select Market, have ranged from $28.63 to $90.21 for the 52-week period ended February 15, 2013. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

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

         The loss, theft or misuse of sensitive customer or company information, or the failure or interruption of key information technology and resource planning systems, could materially adversely affect our business.

        Our business involves the storage and transmission of sensitive information including the personal information of our customers, credit card information, employee information, data relating to consumer preferences, and proprietary company financial and strategic data. The protection of our customer, employee and company data is vitally important to us as the loss, theft or misuse of such information could lead to significant reputational or competitive harm, litigation and potential liability. As a result, we believe that our future success and growth depends, in part, on the ability of our key business processes, including our information and global communication systems, to prevent the theft, loss or misuse of this sensitive information. However, as with many businesses, we are subject to numerous security and cybersecurity risks which may prevent us from maintaining the privacy of sensitive information and require us to expend significant resources attempting to secure such information.

        As has been well documented in the media, hackers and computer viruses have disrupted operations at many major companies, and we may be vulnerable to similar security breaches. While we have expended, and will continue to expend, significant resources to protect our customers and ourselves against these breaches and to ensure an effective response to a security or cybersecurity breach, we cannot be certain that we will be able to adequately defend against any such breach. Techniques used to obtain unauthorized access to or attack our systems are constantly evolving and, in some cases, becoming more sophisticated and harder to detect. Despite our efforts, we may be unable to anticipate these techniques or implement adequate preventive measures in response, and any breaches that we do not detect may remain undetected for some period. In addition, measures that we do take to prevent risks of fraud and security breaches have the potential to harm relations with our customers or suppliers, or decrease activity on our websites by making them more difficult to use or restricting the ability to meet our customers' expectations in terms of their online shopping experience.

        In addition, we rely on certain information technology management and enterprise resource planning systems to prepare sales forecasts, track our financial and operating results, and otherwise operate our business. As our business grows and we expand into additional distribution channels and geographic regions, these systems may require expansion or modification. We may experience difficulties expanding these information technology and resource planning systems or transitioning to new or upgraded systems, which may result in loss of data or unreliable data, decreases in productivity as our personnel become familiar with the new systems, and increased costs for the implementation of the new or upgraded systems. If we are unable to modify our information technology or resource planning systems to respond to changes in our business needs, or if we experience a failure or interruption in these systems, our ability to accurately forecast sales, report our financial and operating results, or otherwise operate our business could be adversely affected.

        Furthermore, key processes could be interrupted by a failure due to weather, natural disaster, loss of power, telecommunications failure, failure of our computer systems, terrorism, or similar events such that:

  •
  critical business systems become damaged or inoperable or require significant cost or resources to replace or restore;

  •
  key personnel are unable to communicate, access information systems, or otherwise perform their duties;

  •
  significant quantities of merchandise are damaged or destroyed;

  •
  we are required to make unanticipated capital expenditures in new or updated technologies;

  •
  key wholesale and distributor customers cannot place or receive orders;

  •
  eCommerce customer orders cannot be received or fulfilled;

  •
  sensitive information about our customers or our business may be misappropriated or lost; or

  •
  we are exposed to unanticipated liabilities.

        Any such failure of or interruption to our key business processes could have a material adverse effect on our business.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in Goleta, California. We have two US distribution centers, both in California, and an international distribution center in the Netherlands. Our eCommerce operations are in Arizona, the UK, and Japan. We also have offices in China and Vietnam to oversee the quality and manufacturing standards of our products, an office in Macau to coordinate logistics, an office in Hong Kong to coordinate sales and marketing efforts, and offices in the UK and the Netherlands to oversee European operations and administration. As of December 31, 2012, we had twenty-six retail stores in the US ranging from approximately 2,000 to 7,000 square feet. Internationally, we had fifty-one retail stores in the UK, China, Japan, France, Belgium, and Canada. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers. We also utilize third-party managed distribution centers in certain international countries. We lease, rather than own, our facilities from unrelated parties. In 2011, we purchased approximately fourteen acres of land to build new corporate headquarters in Goleta, California. We expect the construction of the headquarters to be completed in 2013. With the exception of our eCommerce and retail store facilities, our facilities are attributable to multiple segments of our business and are not allocated to the reportable segments. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations. We may utilize additional third-party managed distribution centers internationally, as we continue converting selective international distributor businesses into wholesale businesses.

        The following table reflects the location, use, segment, and approximate size of our significant physical properties:

Facility Location	Description	Business Segment	Approximate Square Footage
Camarillo, California	Warehouse Facility	Unallocated	723,000
Goleta, California	Corporate Offices	Unallocated	91,000

Item 3.    Legal Proceedings.

        We are involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of our business, including proceedings to protect our intellectual property rights.

        On May 31, 2012, a purported shareholder class action lawsuit was filed in the United States District Court for the Central District of California against the Company and certain of its officers. On August 1, 2012, a similar purported shareholder class action lawsuit was filed in the United States District Court for the District of Delaware against the Company and certain of its officers. These actions are purportedly brought on behalf of purchasers of the Company's publicly traded securities between October 27, 2011 and April 26, 2012. Plaintiffs in both complaints allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The California case has been dismissed with prejudice; the Delaware action remains pending. We believe the claim in the Delaware complaint is without merit and intend to defend the action vigorously. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

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

	Common Stock Price Per Share
	Low	High
Year ended December 31, 2012:
First Quarter	$62.90	$90.21
Second Quarter	$43.25	$69.46
Third Quarter	$34.99	$51.21
Fourth Quarter	$28.63	$42.76
Year ended December 31, 2011:
First Quarter	$72.38	$90.57
Second Quarter	$77.66	$96.72
Third Quarter	$73.28	$105.01
Fourth Quarter	$75.57	$117.66

        As of February 15, 2013, we had approximately 59 stockholders of record based upon the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

        We did not sell any equity securities during the year ended December 31, 2012 that were not registered under the Securities Act of 1933, as amended.

 STOCK PERFORMANCE GRAPH

        Below is a graph comparing the percentage change in the cumulative total stockholder return on the Company's common stock against the cumulative total return of the NASDAQ Market Index and a peer group index for the five-year period commencing December 31, 2007 and ending December 31, 2012. The data represented below assumes one hundred dollars invested in each of the Company's common stock, the NASDAQ Market Index, and the peer group index on January 1, 2008. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts. Total return assumes reinvestment of dividends; we have paid no dividends on our common stock and have not done so since our inception.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON JAN. 01, 2008
ASSUMES DIVIDEND REINVESTED

	December 31,
	2007	2008	2009	2010	2011	2012
Deckers Outdoor Corporation	$100.0	$51.5	$65.6	$154.3	$146.2	$77.9
NASDAQ Market Index#	100.0	60.0	87.2	103.1	102.3	120.4
Peer Group Index*	100.0	43.2	73.1	94.6	87.0	103.0

#
The NASDAQ Market Index is the same NASDAQ Index used in our 2011 Form 10-K.

*
The Peer Group Index consists of LaCrosse Footwear, Inc.; Steven Madden, Ltd.; K-Swiss Inc.; Kenneth Cole Productions, Inc.; Wolverine World Wide, Inc.; Crocs, Inc.; and Skechers USA, Inc. LaCrosse Footwear, Inc. and Kenneth Cole Productions became private companies during 2012 and are included in the graph above through their last trading date. In our 2010 Form 10-K, the peer group also included The Timberland Company, which is not included in the current presentation because that company was acquired during 2011.

 DIVIDEND POLICY

        We have not declared or paid any cash dividends on our common stock since our inception. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future. Our current credit agreement allows us to make cash dividends, provided that no event of default has occurred or is continuing and provided that we have a minimum amount of cash plus unused credit of $150,000.

STOCK REPURCHASE PROGRAM

        In February 2012, our Board of Directors approved a stock repurchase program to repurchase up to $100,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program did not obligate us to acquire any particular amount of common stock and the program could have been suspended at any time at our discretion. As of June 30, 2012, the Company repurchased approximately 1,749,000 shares under this program, for approximately $100,000, or an average price of $57.16. As of June 30, 2012, the Company had repurchased the full amount authorized under this program. The purchases made under this program were funded from available working capital.

        In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. As of December 31, 2012, the Company had repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66, leaving the remaining approved amount at $79,300.

Period	Total number of shares purchased* (in thousands)	Average price paid per share	Approximate dollar value of shares that may yet be purchased (in thousands)
December 31, 2011			—
January 1 — January 31, 2012	—	—	—
February 1 — February 29, 2012	133	$74.85	$90,000
March 1 — March 31, 2012	141	$71.11	$80,000
April 1 — April 30, 2012	—	—	$80,000
May 1 — May 31, 2012	983	$54.83	$26,100
June 1 — June 30, 2012	492	$53.02	—
July 1 — July 31, 2012	120	$41.78	$195,000
August 1 — August 31, 2012	1,639	$46.45	$118,900
September 1 — September 31, 2012	74	$48.27	$115,300
October 1 — October 31, 2012	—	—	$115,300
November 1 — November 30, 2012	932	$38.64	$79,300
December 1 — December 31, 2012	—	—	$79,300

Total	4,514

*
All shares purchased were purchased as part of a publicly announced program in open-market transactions.

Item 6.    Selected Financial Data.

        We derived the following selected consolidated financial data from our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following consolidated financial information together with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of this annual report.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statements of operations data
Net sales:
UGG wholesale	$819,256	$915,203	$663,854	$566,964	$483,781
Teva wholesale	108,591	118,742	96,207	71,952	80,882
Sanuk wholesale	89,804	26,039	—	—	—
Other brands wholesale	20,194	21,801	23,476	19,644	17,558
eCommerce	130,592	106,498	91,808	75,666	68,769
Retail stores	245,961	189,000	125,644	78,951	38,455

	1,414,398	1,377,283	1,000,989	813,177	689,445
Cost of sales	782,244	698,288	498,051	442,087	384,127

Gross profit	632,154	678,995	502,938	371,090	305,318
Selling, general and administrative expenses(1)	445,206	394,157	253,850	189,843	188,399

Income from operations	186,948	284,838	249,088	181,247	116,919
Other expense (income), net	2,830	(424)	(1,021)	(1,976)	(3,583)

Income before income taxes	184,118	285,262	250,109	183,223	120,502
Income taxes	55,104	83,404	89,732	66,304	46,631

Net income	129,014	201,858	160,377	116,919	73,871
Net (income) loss attributable to noncontrolling interest	(148)	(2,806)	(2,142)	(133)	77

Net income attributable to Deckers Outdoor Corporation	$128,866	$199,052	$158,235	$116,786	$73,948

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$3.49	$5.16	$4.10	$2.99	$1.89

Diluted	$3.45	$5.07	$4.03	$2.96	$1.87

Weighted-average common shares outstanding:
Basic	36,879	38,605	38,615	39,024	39,126
Diluted	37,334	39,265	39,292	39,393	39,585

(1)
2008 includes impairment losses of $35,825 related to our Teva trademarks, Teva goodwill, and TSUBO goodwill. During our annual and interim assessments of goodwill and other intangible assets, we concluded that the fair values were lower than the carrying amounts and therefore wrote down the trademarks and goodwill to their respective fair values.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance sheet data
Cash and cash equivalents	$110,247	$263,606	$445,226	$315,862	$176,804
Working capital	424,569	585,823	570,869	420,117	317,755
Total assets	1,068,064	1,146,196	808,994	599,043	483,721
Long-term liabilities	62,246	72,687	8,456	6,269	3,847
Total Deckers Outdoor Corporation stockholders' equity	738,801	835,936	652,987	491,358	384,252

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        References to "Deckers," "we," "us," "our," or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and selling prices. All share and related information presented herein reflects the increased number of shares resulting from the three-for-one stock split paid on July 2, 2010. The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes to those statements included elsewhere in this annual report.

Overview

        We are a leading designer, producer, marketer, and brand manager of innovative, high-quality footwear, apparel, and accessories. We market our products primarily under three proprietary brands:

  •
  UGG®: Premier brand in luxurious comfort footwear, handbags, apparel, and cold weather accessories;

  •
  Teva®: High performance multi-sport shoes, rugged outdoor footwear, and sport sandals; and

  •
  Sanuk®: Innovative action sport footwear brand rooted in the surf community.

        Our financial condition and results of operations include the operations of Sanuk beginning July 1, 2011, the acquisition date. In addition to our primary brands, our other brands include TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort; Ahnu®, a line of outdoor performance and lifestyle footwear; MOZO®, a line of footwear that combines running shoe technology with work shoe toughness for individuals that spend long hours working on their feet; Hoka One One® (Hoka), a line of footwear for all capacities of runner designed to alleviate fatigue, impact and muscle strain; and Simple®, a line for which we ceased distribution effective December 31, 2011.

        We sell our brands through higher-end domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products. In 2010, we converted our Teva business in Belgium, the Netherlands, Luxemburg (Benelux) and France from a distributor model to a wholesale model. In January 2011, we converted from a distributor model to a wholesale model for the UGG, Teva, and Simple brands in the UK and Ireland and the UGG and Simple brands in Benelux and France.

        Our business has been impacted by, what we believe are, several important trends and we expect that it will continue to be impacted:

  •
  Volatile US and global economic conditions and general changes in the market have adversely impacted businesses worldwide. Some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

  •
  The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant increases in the prices of sheepskin as the demand from competitors for this material has increased. However, we expect our sheepskin costs to decrease in 2013 compared to 2012 due to lower pricing negotiated for our Fall 2013 product costs.

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

  •
  Consumers are following a recent trend of buy now, wear now. This trend entails the consumer waiting to purchase shoes until they will actually wear them, which includes the impact weather will have on their decision of when to buy, contrasted with a tendency in the past to purchase shoes they did not plan to wear until later.

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

        We have experienced significant cost increases, most over the past several years, notably with respect to sheepskin. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts. We continually strive to contain our material costs through increasing the mix of non-sheepskin products, exploring new footwear materials and new production technologies, and utilizing lower cost production, including in the US from where we began sourcing products in 2012. Also, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further discussion of our commodity price risk.

        Below is an overview of the various components of our business, including some key factors that affect each business and some of our strategies for growing each business.

UGG Brand Overview

        UGG Australia has grown to be well-known in the US and internationally in the footwear industry. With loyal consumers around the world, including high-profile celebrities, the UGG brand continually earns media exposure from numerous outlets both organically and from strategic public relations efforts. The UGG brand has invested in paid media creating impactful integrated campaigns across multiple channels (including television, out-of-home (OOH), print, digital and social) that are globally scalable, contributing to broader public awareness of the brand.

        We believe the increased global media focus and demand for UGG products has been driven by the following:

  •
  consumer brand loyalty, due to the luxurious comfort of UGG footwear;

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

        We believe the luxurious comfort of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to continually extend the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have increased our product offering, including a growing spring line, an expanded men's line, and a fall line that consists of a range of luxurious collections for both genders, an expanded kids' line, as well as handbags, cold weather accessories, and apparel. We are introducing more UGG products to drive excitement and demand during the historically slow retail period between back to school and Thanksgiving. We have also recently expanded our marketing and promotional efforts, which we believe has contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification also will help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.

Teva Brand Overview

        The Teva brand is a leading innovative, global, outdoor adventure brand, with 30 years of contributions to the outdoor experience. The Teva brand pioneered the water sport sandal category in 1984, and today our brand mission is to inspire better stories through outdoor adventure. Leveraging our core performance competencies in footwear and delivering our brand promise to help our consumers Live Better Stories™, we are focused on driving growth through innovation in the growing outdoor space through our heritage sandals, off-road trail activities, freeride mountain bike riding, action water sports, and other outdoor lifestyle products.

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

        We see an opportunity to grow the Teva brand significantly outside of the US. In 2013, we plan to further our Teva brand's global expansion in Asia and Latin America. Within the US, we see strong growth opportunities within our current core channels of distribution, outdoor specialty and sporting goods, as our product assortment evolves and expands. We continue to see strong sandal sales and growth in our closed-toe offerings. Also, through effective product and distribution segmentation, we see significant expansion opportunities within the family value, department store, better footwear, and action sports channels. However, we cannot assure investors that these efforts will be successful.

Sanuk Brand Overview

        The Sanuk brand was founded over 15 years ago, and from its origins in the Southern California surf culture, has grown into a global presence. The Sanuk brand's use of unexpected materials and unconventional constructions has contributed to the brand's identity and growth since its inception, and led to successful products such as the Yoga Mat sandal collection and the patented SIDEWALK SURFERS®.

We believe that the Sanuk brand provides substantial growth opportunities within the action sports market, as well as other domestic and global markets and channels.

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

        The MOZO brand is dedicated to creative culinary leadership for people who succeed by pushing their craft and art of food to the edge of possible. MOZO footwear provides protection, support, comfort, style and ultimately the confidence needed to thrive in a world where consistently flawless execution is the only way to exist.

        The Hoka brand focuses on designing shoes that alleviate fatigue, impact and muscle strain. Runners from around the world are experiencing the benefits of the Hoka brand products. These shoes are used by marathon runners, and even ultra-marathon runners as well as every day runners to enjoy running, maintain top physical performance, and protect against shocks, jolts and injuries.

        We expect to leverage our design, marketing, and distribution capabilities to grow our other brands over the next several years, consistent with our mission to build niche brands into global market leaders. Nevertheless, we cannot assure investors that our efforts to grow these brands will be successful.

eCommerce Overview

        Our eCommerce business, which sells all of our brands, allows us to build our relationship with the consumer. eCommerce enables us to meet the growing demand for our products, sell the products at retail prices, and provide significant incremental operating income. The eCommerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments. Our websites also drive wholesale and distributor sales through brand awareness and directing consumers to retailers that carry our brands, including our own retail stores. In recent years, our eCommerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.

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

        As of December 31, 2012, we had a total of 77 retail stores worldwide. These stores are company-owned and operated and include our China stores, which prior to April 2, 2012 were owned and operated with our joint venture partner. On April 2, 2012, we purchased the remaining interest in our Chinese joint venture. During the remainder of 2013, we plan to open additional retail stores, with the majority to be located in international locations, with the total being approximately the same as the number of stores we opened in 2012. We intend to continue opening more retail stores worldwide beyond 2013.

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

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$246,306	$174,436	$376,392	$617,264
Income (loss) from operations	$11,933	$(28,708)	$59,609	$144,114

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$204,851	$154,222	$414,358	$603,852
Income (loss) from operations	$28,195	$(10,798)	$90,661	$176,780

        With the level of UGG brand net sales over the past several years, net sales in the last half of the year have exceeded net sales for the first half of the year. Given our expectations for our brands, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors."

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        The following table summarizes our results of operations:

	Years Ended December 31,
	2012		2011		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,414,398	100.0%	$1,377,283	100.0%	$37,115	2.7%
Cost of sales	782,244	55.3	698,288	50.7	83,956	12.0

Gross profit	632,154	44.7	678,995	49.3	(46,841)	(6.9)
Selling, general and administrative expenses	445,206	31.5	394,157	28.6	51,049	13.0

Income from operations	186,948	13.2	284,838	20.7	(97,890)	(34.4)
Other expense (income), net	2,830	0.2	(424)	—	3,254	767.5

Income before income taxes	184,118	13.0	285,262	20.7	(101,144)	(35.5)
Income taxes	55,104	3.9	83,404	6.1	(28,300)	(33.9)

Net income	129,014	9.1	201,858	14.7	(72,844)	(36.1)
Net income attributable to the noncontrolling interest	(148)	—	(2,806)	(0.2)	2,658	94.7

Net income attributable to Deckers Outdoor Corporation	$128,866	9.1%	$199,052	14.5%	$(70,186)	(35.3)%

        Overview.    The Sanuk brand operations are included in our results of operations effective upon the acquisition date of July 1, 2011. The increase in net sales was primarily due to the addition of the Sanuk brand as well as increased UGG brand sales through our retail stores and eCommerce sites, partially offset by decreased UGG, Teva and other brands product sales through our wholesale channel. The decrease in income from operations resulted from higher selling, general and administrative expenses (SG&A) and lower gross margin.

        Net Sales.    The following table summarizes net sales by location and net sales by brand and distribution channel:

	Years Ended December 31,
			Change
	2012	2011	Amount	%
Net sales by location:
US	$972,987	$945,109	$27,878	2.9%
International	441,411	432,174	9,237	2.1

Total	$1,414,398	$1,377,283	$37,115	2.7%

Net sales by brand and distribution channel:
UGG:
Wholesale	$819,256	$915,203	$(95,947)	(10.5)%
eCommerce	118,886	98,256	20,630	21.0
Retail stores	245,397	188,377	57,020	30.3

Total	1,183,539	1,201,836	(18,297)	(1.5)

Teva:
Wholesale	108,591	118,742	(10,151)	(8.5)
eCommerce	6,578	5,571	1,007	18.1
Retail stores	347	452	(105)	(23.2)

Total	115,516	124,765	(9,249)	(7.4)

Sanuk:
Wholesale	89,804	26,039	63,765	244.9
eCommerce	4,172	539	3,633	674.0
Retail stores	20	—	20	*

Total	93,996	26,578	67,418	253.7

Other brands:
Wholesale	20,194	21,801	(1,607)	(7.4)
eCommerce	956	2,132	(1,176)	(55.2)
Retail stores	197	171	26	15.2

Total	21,347	24,104	(2,757)	(11.4)

Total	$1,414,398	$1,377,283	$37,115	2.7%

Total eCommerce	$130,592	$106,498	$24,094	22.6%

Total Retail stores	$245,961	$189,000	$56,961	30.1%

*
Calculation of percentage change is not meaningful.

        The increase in net sales was primarily driven by the addition of the Sanuk brand as well as increased UGG brand sales through our retail stores and eCommerce sites, partially offset by decreased UGG, Teva and other brands wholesale sales. We experienced an increase in the number of pairs sold primarily through our Sanuk wholesale channel and continued retail and eCommerce growth, partially offset by a decrease in pairs sold in our UGG, Teva, and other brands wholesale segments. This resulted in a 3.9% overall increase in the volume of footwear sold for all brands and channels to approximately 23.7 million pairs for the year ended December 31, 2012 compared to approximately 22.8 million pairs for 2011. Our weighted-average wholesale selling price per pair decreased to $49.17 for the year ended December 31,

2012 from $52.38 for 2011. The decreased average selling price was primarily due to our Sanuk wholesale segment, which has lower overall average selling prices due to the nature of the brand. We experienced an increase in the average selling price in all other segments excluding eCommerce.

        Wholesale net sales of our UGG brand decreased primarily due to the volume of pairs sold, partially offset by an increase in the average selling price. The decrease in volume was primarily due to our wholesale customers in the US, as well as our wholesale customers in Benelux and the UK and distributors in Europe and Asia, partially offset by an increase in volume to our wholesale customers in Japan and distributors in Canada and Latin America. For UGG wholesale net sales, the decrease in volume had an estimated impact of approximately $103,000 and the increase in weighted-average wholesale selling price per pair had an estimated impact of approximately $7,000. We believe the decline was partially due to reduced orders for the fall season caused by our customers' increased carryover inventory levels resulting from the warm winter in the prior year, a new trend of on-demand purchasing whereby consumers shift the timing of their purchases to when they plan to actually wear the shoes, as well as the recessionary conditions in Europe. At this time, we expect our customers' carryover inventory levels to decrease but not diminish completely. We expect the trend of on-demand purchasing to continue for the foreseeable future, thus shifting sales into future periods, and we continue to address pricing and use global strategy to pursue sales in other parts of the world to mitigate the risk in Europe.

        Wholesale net sales of our Teva brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in the average selling price. The decrease in volume was primarily due to our wholesale customers in the US, as well as our distributors in Europe and Asia and wholesale customers in Benelux and the UK, partially offset by an increase to our wholesale customers in Japan and France. For Teva wholesale net sales, the decrease in volume had an estimated impact of approximately $24,000 and the increase in weighted-average wholesale selling price per pair had an estimated impact of approximately $14,000.

        Wholesale net sales of our Sanuk brand were $89,804 for the fiscal year ending December 31, 2012, compared to $26,039 for the six months commencing on July 1, 2011, the acquisition date, and ending on December 31, 2011.

        Wholesale net sales of our other brands decreased due to a decrease in the volume of pairs sold, partially offset by an increase in the average selling price. The decrease in volume of pairs sold was due to ceasing distribution of the Simple brand as of December 31, 2011. Excluding the Simple brand, our other brands experienced an increase in both average selling price and volume of pairs sold.

        Net sales of our eCommerce business increased due to an increase in the volume of pairs sold primarily attributable to the UGG brand, partially offset by a decrease in the average selling price. The decrease in the average selling price was primarily due to the addition of Sanuk brand sales which carry lower average selling prices.

        Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 30 new stores opened since December 31, 2011. We do not expect this growth rate to continue because as we increase the number of our stores, each new store will have less proportional impact on our growth rate. We cannot assure investors that retail store sales will continue to grow at their recent pace or that revenue from our retail store business will not at some point decline. For those stores that were open for the full 52 weeks ending December 30, 2012 compared to the 52 weeks ending January 1, 2012, same store sales decreased by 3.4%.

        International sales, which are included in the segment sales above, for all of our products combined increased by 2.1% and represented 31.2% and 31.4% of worldwide net sales for the year ended December 31, 2012 and 2011, respectively. The decrease in international sales as a percentage of worldwide net sales was largely due to decreased sales to our wholesale customers in Benelux and the UK and distributors in Europe, partially offset by increased sales to our retail, eCommerce and Japan wholesale customers.

        Gross Profit.    As a percentage of net sales, gross margin decreased primarily due to increased sheepskin and other material costs as well as an increased impact of discounted and closeout sales in the UK and Benelux for our UGG and Teva brands. Our sheepskin costs in 2012 were approximately 40% higher than our 2011 costs. These decreases to gross margin were partially offset by the contribution of the Sanuk brand, which generally carries higher margins, and increased gross profits for our eCommerce and retail stores segments. Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the full year 2013 compared to 2012, the majority of which will be realized in the fourth quarter of 2013.

        Selling, General and Administrative Expenses.    SG&A increased primarily from:

  •
  increased retail costs of approximately $36,000 largely related to 30 new retail stores that were not open as of December 31, 2011;

  •
  approximately $25,000 of expenses for our Sanuk brand, including an increase of approximately $9,000 to the fair value of the contingent consideration liability from the Company's purchase of the brand;

  •
  increased marketing expenses of approximately $14,000 largely related to our new UGG women's prospects, UGG Men's and Classic campaigns;

  •
  increased eCommerce expenses of approximately $7,000 largely related to increased marketing and advertising; partially offset by

  •
  decreased performance-based cash compensation of approximately $16,000;

  •
  decreased legal expense of approximately $10,000, due to having fewer litigation costs in the current year, a decrease in anti-counterfeiting expenses, as well as receiving increased judgments and collections in the current year from our website litigation;

  •
  decreased sales commissions of approximately $5,000 primarily due to the decrease in wholesale sales; and

  •
  decreased UGG amortization expense of approximately $4,000 primarily related to order books we acquired from our distributor conversions in Europe being fully amortized in 2011.

        Income (Loss) from Operations.    The gross profit derived from the sales to third parties of the eCommerce and retail stores segments is separated into two components, and is recorded at the time of sale to the third party: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and represents the difference between the Company's cost and the Company's wholesale selling price, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments, and represents the difference between the Company's wholesale selling price and the Company's retail selling price. Each of the wholesale segments charge the eCommerce and retail segments the same price that they charge third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment.

Inter-segment sales and cost of sales are eliminated upon consolidation. The following table summarizes operating income (loss) by segment:

	Years Ended December 31,
			Change
	2012	2011	Amount	%
UGG wholesale	$267,823	$388,275	$(120,452)	(31.0)%
Teva wholesale	10,072	20,267	(10,195)	(50.3)
Sanuk wholesale	15,567	797	14,770	1,853.2
Other brands wholesale	(4,317)	(9,524)	5,207	54.7
eCommerce	29,903	24,255	5,648	23.3
Retail stores	25,590	31,461	(5,871)	(18.7)
Unallocated overhead costs	(157,690)	(170,693)	13,003	7.6

Total	$186,948	$284,838	$(97,890)	(34.4)%

        Income from operations as a percentage of sales decreased due to increased SG&A and decreased gross margin, partially offset by increased sales.

        The decrease in income from operations of UGG brand wholesale was primarily the result of the decrease in net sales and a 8.2 percentage point decrease in gross margin primarily related to increased sheepskin and other material costs of approximately $16,000 as well as an increase in the impact of closeout sales in the US and lower sales in Europe, which generally carry higher margins. We also experienced increases in marketing and promotional expenses of approximately $10,000 and increased international sales expenses of approximately $3,000. These increases to expenses were partially offset by decreased sales commissions of approximately $7,000 and decreased amortization expenses, primarily related to order books we acquired from our distributor conversions in Europe being fully amortized in 2011, of approximately $4,000. At this time, we expect our sheepskin costs to decrease in the latter half of 2013 as a result of lower pricing negotiated for our Fall 2013 product costs. Once our current inventory is sold through and we begin to sell the product that was purchased with the lower priced sheepskin, we expect the gross margin and income from operations to be positively impacted. Although we expect to have discounted sales going forward, we are unable to quantify the impact of the trend in future periods.

        The decrease in income from operations of Teva brand wholesale was primarily the result of the decrease in net sales and a 4.2 percentage point decrease in gross margin primarily due to lower sales in Europe, which generally carry higher margins, and an increased impact of closeout sales. In addition, we recognized increased marketing and promotional expenses and other divisional expenses totaling approximately $2,000.

        The income from operations of our Sanuk brand, which we acquired in July 2011, was $15,567.

        The loss from operations of our other brands wholesale decreased primarily due to an increase in gross profit of approximately $2,000 as well as a decrease in operating expenses of approximately $3,000 primarily due to ceasing of the Simple brand operations as of December 31, 2011. Gross profit increased despite the decrease in net sales because sales of Simple brand products in fiscal year 2011 had significantly lower gross margins.

        The increase in income from operations of our eCommerce business was primarily the result of the increase in net sales and a 1.6 percentage point increase in gross margin, partially offset by increased operating expenses of approximately $7,000.

        Income from operations of our retail store business, which primarily involves the UGG brand, decreased due to an increase in operating expenses of approximately $36,000 largely attributable to 30 new stores opened during the year, partially offset by an increase in gross profit of approximately $30,000 due primarily to the increase in net sales.

        The decrease in unallocated overhead costs resulted most significantly from a decrease in legal expenses of approximately $10,000 due to having fewer litigation costs in the current year, a decrease in anti-counterfeiting expenses, as well as receiving increased judgments and collections in the current year from our website litigation. We also experienced a decrease in performance-based cash compensation of approximately $9,000 and the positive impact of currency exchange rate fluctuations of approximately $2,000, partially offset by an increase in international expenses of approximately $7,000.

        Other Expense (Income), Net.    Other expense, net for the twelve months ended December 31, 2012 was $2,830 compared to other income, net for the twelve months ended December 31, 2011 of $424. In fiscal year 2012, we had an increase in interest expense related to increases in our short-term borrowings, partially offset by income primarily related to expired eCommerce website customer credits.

        Income Taxes.    Income tax expense and effective income tax rates were as follows:

	Years Ended December 31,
	2012	2011
Income tax expense	$55,104	$83,404
Effective income tax rate	29.9%	29.2%

        The increase in the effective tax rate was primarily due to the increase in our annual US pre-tax income as a percentage of worldwide pre-tax income, as income generated in the US is taxed at significantly higher rates than most of our foreign jurisdictions. For the full year 2012, we generated approximately 21.0% of our pre-tax earnings from a country which does not impose a corporate income tax. Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. As of December 31, 2012, we had approximately $37,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We have no plans to repatriate any of our foreign cash.

        Net Income Attributable to the Noncontrolling Interest.    On April 2, 2012, we purchased the remaining 49% noncontrolling interest in our joint venture with Stella International. Prior to this purchase, we already had a controlling interest in this entity, and therefore, the subsidiary had been and will continue to be consolidated with our operations. For the twelve months ended December 31, 2012, net income attributable to the noncontrolling interest was $148, which represents the noncontrolling interest's share of income prior to April 2, 2012.

        Net Income Attributable to Deckers Outdoor Corporation.    Our net income decreased as a result of the items discussed above. Our diluted earnings per share decreased primarily as a result of the decrease in net income, partially offset by a reduced number of diluted weighted-average common shares outstanding due to share repurchases we made under our stock repurchase program.

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

        Overview.    The Sanuk brand operations are included in our results of operations effective upon the acquisition date of July 1, 2011. The increase in net sales was primarily due to an increase in UGG product sales. The increase in income from operations resulted from higher sales, partially offset by higher SG&A and lower gross margin.

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

        Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 18 new stores that opened since December 31, 2010. New stores that were not open during the full year ended December 31, 2010 contributed approximately $75,000 of retail sales for the year ended December 31, 2011 compared to their partial year sales of approximately $19,000 in 2010. For those stores that were open during the full year ended December 31, 2011 and 2010, same store sales grew by 6.3%.

        International sales, which are included in the segment sales above, for all of our products combined represented 31.4% and 23.7% of worldwide net sales for the year ended December 31, 2011 and 2010, respectively. The international sales growth was led by the UGG and Teva brands in the European region largely due to our conversion to a direct wholesale model.

        Gross Profit.    As a percentage of net sales, gross margin decreased primarily due to increased sheepskin and other material costs as well as increased factory costs. Our sheepskin costs in 2011 were approximately 27% higher than 2010 costs, partially offset by increased sales prices. In addition, we received approximately $7,000 in duty refunds during the year ended December 31, 2010, which did not recur in 2011. The decrease was partially offset by a higher percentage mix of retail sales and higher average selling prices. We began realizing the benefit of the direct wholesale model, versus distributor margins, in the UK for our UGG and Teva brands and in Benelux for our UGG brand starting in January 2011.

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

        Income (Loss) from Operations.    The gross profit derived from the sales to third parties of the eCommerce and retail stores segments is separated into two components, and is recorded at the time of sale to the third party: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and represents the difference between the Company's cost and the Company's wholesale selling price, and (ii) the retail profit is included in the operating income of the eCommerce and retail stores segments, and represents the difference between the Company's wholesale selling price and the Company's retail selling price. Each of the wholesale segments charge the eCommerce and retail segments the same price that they charge third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation. The following table summarizes operating income (loss) by segment:

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

Liquidity and Capital Resources

        We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and as needed, the credit available under our credit agreement. Under adverse economic conditions, we may be unable to realize a return on our cash and cash equivalents, generate sufficient cash from operations, access our credit agreement, or secure additional credit on favorable terms. Such failures may impact our working capital reserves and have a material adverse effect on our business.

        Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase, or make deposits on, the inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand's major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva and Sanuk brands generally begin to build inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters. Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our cash flows from operations and short-term borrowings. As needed, we borrow funds under our credit agreement.

        The following table summarizes our cash flows and working capital:

	Year Ended December 31,
			Change
	2012	2011	Amount	%
Net cash provided by operating activities	$163,906	$30,091	$133,815	444.7%
Net cash used in investing activities	$(75,362)	$(184,766)	$109,404	59.2%
Net cash used in financing activities	$(242,621)	$(27,160)	$(215,461)	(793.3)%
Cash and cash equivalents	$110,247	$263,606	$(153,359)	(58.2)
Trade accounts receivable	190,756	193,375	(2,619)	(1.4)
Inventories	300,173	253,270	46,903	18.5
Prepaids and other current assets	90,410	107,651	(17,241)	(16.0)

Total current assets	$691,586	$817,902	$(126,316)	(15.4)%

Trade accounts payable	$133,457	$110,853	$22,604	20.4
Other current liabilities	133,560	121,226	12,334	10.2

Total current liabilities	$267,017	$232,079	$34,938	15.1%

Net working capital	$424,569	$585,823	$(161,254)	(27.5)%

        Cash from Operating Activities.    Net cash provided by operating activities increased primarily due to the differences in yearly changes in prepaid expenses and other current assets, inventories and trade accounts receivable. Prepaid expenses and other current assets decreased in fiscal year 2012, adding to net cash provided by operating activities, while they increased in fiscal year 2011. Inventories increased by less in fiscal year 2012 than they did in fiscal year 2011, resulting in less cash used in operating activities. Trade accounts receivable decreased slightly in fiscal year 2012, while they increased in fiscal year 2011. The change in prepaid expenses and other current assets was due to refunds of deposits received in accordance with our contracts to purchase sheepskin in fiscal year 2012 compared to deposits paid in fiscal year 2011. The smaller increase in inventory was primarily due to the international expansion that occurred in fiscal year 2011 and did not repeat in fiscal year 2012. The change in accounts receivable was primarily due to decreased wholesale sales as well as increased cash collections in fiscal year 2012 versus fiscal year 2011. These increases in operating cash flows were partially offset by a smaller increase in accounts payable, which increased less in fiscal year 2012 versus fiscal year 2011. Accounts payable increased less primarily due to our decreased inventory purchases. Net working capital decreased as of December 31, 2012 from December 31, 2011, primarily as a result of decreased cash and prepaid and other current assets, and an increase in our short-term borrowings and accounts payable. These decreases to working capital were partially offset by higher inventory. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

        Wholesale accounts receivable turnover decreased to 6.1 times in the twelve months ended December 31, 2012 from 7.5 times for the twelve months ended December 31, 2011, primarily due to higher average accounts receivable balances, partially offset by increased cash collections for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011. The higher accounts receivable balances were partially the result of the conversion of our European distributor business to our European wholesale operations, which provides us higher selling prices and also extends the payment terms of our customers compared to sales we make to distributors. Our selling prices through our wholesale channel directly to retailers are substantially higher than our selling prices to our distributors, because when we sell product to distributors, the pricing needs to allow for the distributors to then sell the product to retailers at a profit. Further, our sales terms are longer for wholesale sales made directly to retailers than for sales made to distributors, because distributors either pre-pay for orders or have 30-day letters of credit. These longer payment terms for our wholesale customers have lead to higher accounts receivable balances. We do not expect that the conversion to our European wholesale operations will be a cause of further decline in our accounts receivable turnover in the near-term as we do not expect additional conversions in the near-term.

        Inventory turnover decreased to 2.4 times for the twelve months ended December 31, 2012 compared to 3.3 times for the twelve months ended December 31, 2011, primarily due to higher average inventory levels during the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011, partially offset by increased sales. The higher inventory balances were primarily attributed to our projected increased sales, increased international inventory, new retail locations, and increased materials and factory costs. We are maintaining higher international inventory levels in part because of our recent conversions to a wholesale business from a distributor business. We warehouse inventory in anticipation of shipping to our wholesale customers, whereas sales to our distributors are drop-shipped and are not supplied from inventory on hand. This has caused the inventory turnover to decrease but we expect this trend to level off since we are not expecting any additional conversions in the near-term.

        Cash from Investing Activities.    Net cash used in investing activities for the year ended December 31, 2012 resulted from the purchases of property and equipment, as well as our acquisitions of the Hoka brand and an intangible asset for lease rights for a retail store location in France. Capital expenditures in fiscal year 2012 included the build out of 30 new retail stores and our corporate facilities.

        For the year ended December 31, 2011, net cash used in investing activities resulted primarily from our acquisition of the Sanuk brand and purchases of property and equipment. Capital expenditures in fiscal year 2011 included the purchase of land for our new corporate headquarters and the build out of 18 new retail stores. In November 2011, we made a cash payment of approximately $20,000 for approximately fourteen acres of land for our new headquarters facility in Goleta, California.

        As of December 31, 2012, we had approximately $2,000 of material commitments for future capital expenditures primarily related to the build out of new retail stores. We estimate that the capital expenditures for 2013 including the aforementioned commitments will range from approximately $85,000 to $90,000. We anticipate these expenditures will primarily include the construction costs of our new headquarters and new retail stores. The actual amount of capital expenditures for the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures, including design and construction of the new headquarters.

        Cash from Financing Activities.    For the year ended December 31, 2012, net cash used in financing activities was comprised primarily of repayments of short-term borrowings and repurchases of our common stock, as well as contingent consideration paid related to our Sanuk acquisition, and the purchase of the remaining 49% noncontrolling interest in our joint venture with Stella International. Our decision to borrow $307,000 was largely due to our repurchase of $221,000 of our common stock. The cash used was partially offset by cash from our short-term borrowings, leaving a $33,000 balance for borrowings as of December 31, 2012.

        For the year ended December 31, 2011, net cash used in financing activities was comprised primarily of repayments of short-term borrowings, cash paid for shares withheld for taxes from employee stock unit vesting and for repurchases of our common stock. The cash used was partially offset by cash from our short-term borrowings, leaving a zero balance for borrowings as of December 31, 2011, and excess tax benefits from stock compensation. The excess tax benefits from stock compensation changes were larger than the prior period primarily due to the issuance of stock in relation to our long-term incentive program.

        In February 2012, our Board of Directors approved a stock repurchase program to repurchase up to $100,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program did not obligate us to acquire any particular amount of common stock and the program could have been suspended at any time at our discretion. As of June 30, 2012, the Company repurchased approximately 1,749,000 shares under this program, for approximately $100,000, or an average price of $57.16. As of June 30, 2012, the Company had repurchased the full amount authorized under this program. The purchases were funded from available working capital.

        In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. As of December 31, 2012, the Company had repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66, leaving the remaining approved amount at $79,300.

        In August 2011, we entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto. In August 2012 we amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility. Refer to Note 3 to our accompanying consolidated financial statements for further information on our Amended and Restated Credit Agreement. At December 31, 2012, we had approximately $33,000 of outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of $189, leaving $366,811 available under the Amended and Restated Credit Agreement. As of December 31, 2012, we were in compliance with all covenants and we remain in compliance as of the date of this report. Subsequent to December 31, 2012, we repaid $33,000, resulting in no outstanding borrowings under the Amended and Restated Credit Agreement as of March 1, 2013.

        Contractual Obligations.    The following table summarizes our contractual obligations at December 31, 2012 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$221,603	$39,892	$67,148	$54,696	$59,867
Purchase obligations(2)	342,234	341,112	1,122	—	—

Total	$563,837	$381,004	$68,270	$54,696	$59,867

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

  We have also entered into minimum purchase commitments with certain suppliers (see Note 7 to our accompanying consolidated financial statements). Certain of the agreements require that we advance specified minimum payment amounts. We have included the total remaining cash commitments under these agreements, net of deposits, as of December 31, 2012 in this table. We expect sheepskin purchases by third party factories supplying UGG product to us will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

        Commitments and Contingencies.    The following reflect the additional commitments and contingent liabilities that may have a material impact on liquidity and cash flow in future periods.

        The purchase price for the Sanuk brand also includes contingent consideration over the next five years as follows:

  •
  51.8% of the Sanuk brand gross profit in 2012, which was $25,450,

  •
  36.0% of the Sanuk brand gross profit in 2013, and

  •
  40.0% of the Sanuk brand gross profit in 2015.

        There is no maximum to the contingent consideration payments for 2012, 2013, and 2015. Estimated contingent consideration payments of $70,360 are included within other accrued expenses and long-term liabilities in the consolidated balance sheet as of December 31, 2012, and are not included in the table above. See Note 1 to our accompanying consolidated financial statements.

        The purchase price for the Hoka brand also includes contingent consideration through 2017, with a maximum of $2,000. Estimated contingent consideration payments of $1,100 are included within other accrued expenses and long-term liabilities in the consolidated balance sheet as of December 31, 2012, and are not included in the table above. See Note 1 to our accompanying consolidated financial statements.

        We are currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of any of these matters, whether individually or collectively, will have a material effect on our financial position or results of operations. In addition, we have agreed to indemnify certain licensees, distributors and promotional partners in connection with claims related to the use of our intellectual property. The terms of such agreements range up to five years initially and generally do not provide for a limitation on the maximum potential future payments. Management believes the likelihood of any payments is remote and would be immaterial. We determined the risk was low based on a prior history of insignificant claims. We are not currently involved in any indemnification matters in regards to our intellectual property.

        On May 31, 2012, a purported shareholder class action lawsuit was filed in the United States District Court for the Central District of California against the Company and certain of its officers. On August 1, 2012, a similar purported shareholder class action lawsuit was filed in the United States District Court for the District of Delaware against the Company and certain of its officers. These actions are purportedly brought on behalf of purchasers of the Company's publicly traded securities between October 27, 2011 and April 26, 2012. Plaintiffs in both complaints allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The California case has been dismissed with prejudice; the Delaware action remains pending. We believe the claim in the Delaware complaint is without merit and intend to defend the action vigorously. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

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

        We believe that cash generated from operations, the available borrowings under our existing Amended and Restated Credit Agreement, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months. However, risks and uncertainties that could impact our ability to maintain or grow our cash position include our earnings growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to generate returns on our acquisitions of businesses, and market volatility, among others. See Part I, Item 1A, "Risk Factors" for a discussion of additional factors that may affect our cash position. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Amended and Restated Credit Agreement. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

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

        The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and reserves, which are discussed below:

	December 31, 2012		December 31, 2011
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$215,842		$215,067
Allowance for doubtful accounts	$2,782	1.3%	$1,719	0.8%
Reserve for sales discounts	$3,836	1.8%	$4,629	2.2%
Allowance for estimated chargebacks	$5,563	2.6%	$4,031	1.9%

	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$617,264		$603,852
Allowance for estimated returns	$12,905	2.1%	$11,313	1.9%
Estimated returns liability	$6,471	1.0%	$6,413	1.1%

        Allowance for Doubtful Accounts.    We provide a reserve against trade accounts receivable for estimated losses that may result from customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which all or a portion of are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience. Reserves have been established for all projected losses of this nature. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at December 31, 2012 by approximately $858.

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

        Allowance for Estimated Returns and Estimated Returns Liability.    We record an allowance for anticipated future returns of goods shipped prior to period-end and a liability for anticipated returns of goods sold direct to consumers. In general, we accept returns for damaged or defective products. We also have a policy whereby we accept returns from our retail and eCommerce customers for a thirty day period. We base the amounts of the allowance and liability on any approved customer requests for returns, historical returns experience, and any recent events that could result in a change from historical returns rates, among other factors. The allowance for estimated returns increased as a percentage of net sales due to higher levels of actual returns received subsequent to year end. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the allowance and liability reserves for returns in total at December 31, 2012 by approximately $5,029. Our historical estimates for returns have been reasonably accurate.

        Inventory Write-Downs.    We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or expected future net selling prices. At December 31, 2012, inventories were stated at $300,173, net of inventory write-downs of $3,645. At December 31, 2011, inventories were stated at $253,270 net of inventory write-downs of $2,419. The amount of inventory write-downs as a percentage of inventory were 1.2 and 1.0 as of December 31, 2012 and 2011, respectively. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at December 31, 2012 by approximately $1,043.

        Valuation of Goodwill, Intangible and Other Long-Lived Assets.    We assess the impairment of goodwill, intangible, and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying amount of these assets individually.

        We performed our 2012 annual impairment tests for goodwill and nonamortizable intangible assets. We evaluated our UGG, Sanuk and other brands' goodwill and our Teva trademarks. Based on the carrying amounts of the UGG, Teva, Sanuk and other brands' goodwill, trademarks, and net assets, the brands' 2012 sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, we concluded that the carrying amounts of the UGG, Sanuk and other brands' goodwill, as well as the Teva trademarks, were not impaired. Our Teva trademarks were evaluated under ASU, Testing Indefinite-Lived Intangible Assets for Impairment, and we concluded, based on an evaluation of all relevant qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity-specific events, and legal, regulatory, contractual, political, business, or other factors, that it is not more likely than not that the fair value of the Teva trademarks is less than its carrying amount, and accordingly we did not perform a quantitative impairment test for the Teva trademarks. Our goodwill balance at December 31, 2012 represents goodwill in the UGG, Sanuk and other brands' reporting units. We believe that it is not more likely than not that the fair value of the UGG reporting unit's fair value is less than its carrying value. We believe that it is not more likely than not that the fair value of the Sanuk reporting unit's fair value is less than its carrying value, as we have increased our Sanuk sales and profitability forecasts since the acquisition. We believe that it is not more likely than not that the fair value of the other brands' reporting unit's fair value is less than its carrying value, as we only recently completed our acquisition of the related goodwill as of September 27, 2012, and have not experienced any significant negative trends since acquisition. All goodwill was evaluated based on qualitative analyses.

        We also evaluated amortizable long-lived assets, including intangible assets as of December 31, 2012 and 2011. We recorded immaterial impairment losses in SG&A in our other brands segment and for one of our retail stores for which the fair values did not exceed their carrying values. We recorded certain amortizable intangible assets related to our Sanuk and Hoka acquisitions (see Note 11 to our accompanying consolidated financial statements for the valuation methodologies used). Our other valuation methodologies used as of December 31, 2012 did not change from the prior year.

        Fair Value of Contingent Consideration.    We have entered into contingent consideration arrangements when we acquired brands. The fair value of our Sanuk brand contingent consideration is material and highly subjective. It is based on estimated future sales and gross profits, and discount rates, among other variables and estimates, and certain years have no maximum payment (see Note 1 to our accompanying consolidated financial statements). These are evaluated each reporting period and the contingent consideration is adjusted accordingly. Our estimated revenue forecasts include a compound annual growth rate of 21.3% through 2015. Our use of different estimates and assumptions could produce different financial results. For example, a 5.0% change in the estimated compound annual growth rate would change the total liability balance at December 31, 2012 by approximately $4,000.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Commodity Price Risk.    We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. There have been significant increases in the price of sheepskin in recent years as the demand from us and our competitors for this commodity has increased. We experienced an approximate 40% increase in sheepskin costs in 2012 compared to 2011. We expect an overall decrease in 2013 for this commodity due to lower pricing negotiated for our Fall 2013 product costs, the majority of which will be realized in the fourth quarter of 2013. Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, global economic conditions, and other factors which are not considered predictable or within our control. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.

        Foreign Currency Exchange Rate Risk.    We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. As of the date of this Annual Report on Form 10-K, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

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

        Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations. Approximately $314,000, or 22.2%, of our total net sales for the year ended December 31, 2012 were denominated in foreign currencies. Certain of our foreign subsidiaries' local currency is their designated functional currency. As we begin to hold more cash and other monetary assets and liabilities in currencies other than our subsidiary's functional currency, we are exposed to financial statement transaction gains and losses as a result of remeasuring the operating results and financial positions into their functional currency. We remeasure these monetary assets and liabilities using the exchange rate as of the end of the reporting period. In addition, we translate assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income. Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year. In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins. As of December 31, 2012, our non-designated derivative contracts had notional amounts totaling approximately $19,000. These contracts were comprised of offsetting contracts with the same counterparty, each expire in March 2013, and have an unrealized gain of approximately $500 at December 31, 2012. Subsequent to December 31, 2012 we entered into designated hedging contracts with notional amounts totaling approximately $63,000.

        Interest Rate Risk.    Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in the London Interbank Offered Rate (LIBOR). Our Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 31, 2012, we had outstanding borrowings under the credit agreement of $33,000. A 1.0% increase in interest rates on our current borrowings would not have a material impact on income before income taxes.

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

        The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this annual report.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2012, the Company maintained effective internal control over financial reporting. The registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company's internal control over financial reporting. The Reports of our Independent Registered Public Accounting Firm are filed with this annual report in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

(c)   Changes in Internal Control over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We have adopted a written code of ethics that applies to our principal executive officer, principal financial and accounting officer, controller and persons performing similar functions and is posted on our website at www.deckers.com. Our code of ethics is designed to meet the requirements of Section 406 of Regulation S-K and the rules promulgated thereunder. To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly either on a report on Form 8-K or on our website at www.deckers.com.

        All additional information required by this item, including information relating to Directors and Executive Officers of the Registrant, is set forth in the Company's definitive proxy statement relating to the Registrant's 2013 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information relating to Executive Compensation is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2013 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2013 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to Certain Relationships and Related Transactions is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2013 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Information relating to Principal Accountant Fees and Services is set forth under "Proposal No. 2-Independent Registered Public Accounting Firm" in the Company's definitive proxy statement relating to the Registrant's 2013 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

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
#10.12
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Zohar Ziv on December 22, 2009 (Exhibit 10.34 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)
#10.13
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Thomas George on December 22, 2009 (Exhibit 10.35 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)
#10.14
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Constance Rishwain on December 22, 2009 (Exhibit 10.36 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)
10.15
Second Amended and Restated Credit Agreement among Deckers Outdoor Corporation, TSUBO, LLC and Comerica Bank (Exhibit 10.1 to the Registrant's Form 8-K filed on May 28, 2010 and incorporated by reference herein)
#10.16
Deckers Outdoor Corporation Amended and Restated Deferred Stock Unit Compensation Plan, a Sub Plan under the Deckers Outdoor Corporation 2006 Equity Incentive Plan, adopted by the Board of Directors on December 14, 2010 (Exhibit 10.24 to the Registrant's Form 10-K filed on March 1, 2011 and incorporated by reference herein)
#10.17
Deckers Outdoor Corporation Amended and Restated Deferred Compensation Plan effective as of January 1, 2011 (Exhibit 10.17 to the Registrant's Form 10-K filed on February 29, 2012 and incorporated by reference herein)
10.18
Asset Purchase Agreement, dated as of May 19, 2011 by and among Deckers Outdoor Corporation, Deckers Acquisition, Inc., Deckers International Limited, Sanuk USA, LLC, Thomas J. Kelley, Ian L. Kessler, C&C Partners, Ltd., Donald A. Clark and Paul Carr (Exhibit 10.1 to the Registrant's Form 8-K filed on May 19, 2011 and incorporated herein by reference)
#10.19
Form of Restricted Stock Unit Award Agreement (Level III) Under 2006 Equity Incentive Plan adopted on June 22, 2011 (Exhibit 10.1 to the Registrant's Form 8-K filed on June 28, 2011 and incorporated by reference herein)
10.20
Amendment No. 1 to Asset Purchase Agreement, dated as of July 1, 2011, by and among Deckers Outdoor Corporation, Deckers Acquisition, Inc., Deckers International Limited, Sanuk USA, LLC, Thomas J. Kelley, Ian L. Kessler, C&C Partners, Ltd., Donald A. Clark and Paul Carr (Exhibit 10.1 to the Registrant's Form 8-K filed on July 6, 2011 and incorporated by reference herein)
10.21
Amendment Number Two to Second Amended and Restated Credit Agreement and Amendment Number One to LIBOR/Prime Rate Addendum, dated August 10, 2011, by and among Deckers Outdoor Corporation, TSUBO, LLC and Comerica Bank (Exhibit 10.1 to the Registrant's Form 8-K filed on August 15, 2011 and incorporated by reference herein)
10.22
Amended and Restated Credit Agreement, dated as of August 10, 2012, by and among Deckers Outdoor Corporation, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, Comerica Bank and HSBC Bank USA, National Association, as Co-Syndication Agents, and the lenders from time to time party thereto (Exhibit 10.1 to the Registrant's Form 8-K filed on August 16, 2012 and incorporated by reference herein)

Exhibit Number	Description of Exhibit
10.23	Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated September 1, 2011 (Exhibit 10.23 to the Registrant's Form 10-K filed on February 29, 2012 and incorporated by reference herein)
10.24
Amendment to Lease Agreement between 450 N. Baldwin Park Associates, LLC and Deckers Outdoor Corporation for distribution center at 3175 Mission Oaks Blvd., Camarillo, CA 93012, dated September 1, 2011 (Exhibit 10.24 to the Registrant's Form 10-K filed on February 29, 2012 and incorporated by reference herein)
10.25
Purchase and Sale Agreement, dated as of September 2, 2011, by and among Deckers Outdoor Corporation and Santa Barbara Realty Development, L.L.C. (Exhibit 10.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2011 and incorporated by reference herein)
#10.26	Form of Restricted Stock Unit Award Agreement (2012 LTIP) Under 2006 Equity Incentive Plan (Exhibit 10.1 to the Registrant's Form 8-K filed on May 31, 2012 and incorporated by reference herein
*#10.27	Form of Stock Unit Award Agreement under the Deckers Outdoor Corporation 2006 Equity Incentive Plan
*#10.28	Form of Deckers Outdoor Corporation Management Incentive Program under the 2006 Equity Incentive Plan
*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to 18 USC. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: March 1, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ANGEL R. MARTINEZ Angel R. Martinez	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
/s/ THOMAS A. GEORGE Thomas A. George	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
/s/ KARYN O. BARSA Karyn O. Barsa	Director	March 1, 2013
/s/ MAUREEN CONNERS Maureen Conners	Director	March 1, 2013
/s/ MICHAEL DEVINE Michael Devine	Director	March 1, 2013
/s/ JOHN M. GIBBONS John M. Gibbons	Director	March 1, 2013
/s/ REX A. LICKLIDER Rex A. Licklider	Director	March 1, 2013
/s/ JOHN G. PERENCHIO John G. Perenchio	Director	March 1, 2013
/s/ JAMES QUINN James Quinn	Director	March 1, 2013
/s/ LAURI SHANAHAN Lauri Shanahan	Director	March 1, 2013

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Deckers Outdoor Corporation as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of Deckers Outdoor Corporation.

                      /s/ KPMG LLP

Los Angeles, California
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Deckers Outdoor Corporation:

        We have audited the internal control over financial reporting of Deckers Outdoor Corporation (the Company) as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Deckers Outdoor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the related consolidated financial statement schedule, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

                      /s/ KPMG LLP

Los Angeles, California
March 1, 2013

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$110,247	$263,606
Trade accounts receivable, net of allowances of $25,086 and $21,692 in 2012 and 2011, respectively	190,756	193,375
Inventories	300,173	253,270
Prepaid expenses	14,092	8,697
Other current assets	59,028	84,540
Deferred tax assets	17,290	14,414

Total current assets	691,586	817,902
Property and equipment, net	125,370	90,257
Goodwill	126,267	120,045
Other intangible assets, net	98,423	94,449
Deferred tax assets	13,372	13,223
Other assets	13,046	10,320

Total assets	$1,068,064	$1,146,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$33,000	$—
Trade accounts payable	133,457	110,853
Accrued payroll	15,896	32,594
Other accrued expenses	59,597	57,744
Income taxes payable	25,067	30,888

Total current liabilities	267,017	232,079

Long-term liabilities	62,246	72,687
Commitments and contingencies (note7)
Stockholders' equity:
Deckers Outdoor Corporation stockholders' equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 34,400 and 38,692 shares for 2012 and 2011, respectively	344	387
Additional paid-in capital	139,046	144,684
Retained earnings	600,811	692,595
Accumulated other comprehensive loss	(1,400)	(1,730)

Total Deckers Outdoor Corporation stockholders' equity	738,801	835,936
Noncontrolling interest	—	5,494

Total equity	738,801	841,430

Total liabilities and equity	$1,068,064	$1,146,196

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$1,414,398	$1,377,283	$1,000,989
Cost of sales	782,244	698,288	498,051

Gross profit	632,154	678,995	502,938
Selling, general and administrative expenses	445,206	394,157	253,850

Income from operations	186,948	284,838	249,088
Other expense (income), net:
Interest income	(217)	(180)	(234)
Interest expense	3,840	249	566
Other, net	(793)	(493)	(1,353)

	2,830	(424)	(1,021)

Income before income taxes	184,118	285,262	250,109
Income taxes	55,104	83,404	89,732

Net income	129,014	201,858	160,377
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on foreign currency hedging	(633)	(931)	1,564
Foreign currency translation adjustment	963	(1,952)	(905)

Total other comprehensive income (loss)	330	(2,883)	659

Comprehensive income	$129,344	$198,975	$161,036

Net income attributable to:
Deckers Outdoor Corporation	$128,866	$199,052	$158,235
Noncontrolling interest	148	2,806	2,142

	$129,014	$201,858	$160,377

Comprehensive income attributable to:
Deckers Outdoor Corporation	$129,196	$196,169	$158,894
Noncontrolling interest	148	2,806	2,142

	$129,344	$198,975	$161,036

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$3.49	$5.16	$4.10
Diluted	$3.45	$5.07	$4.03
Weighted-average common shares outstanding:
Basic	36,879	38,605	38,615
Diluted	37,334	39,265	39,292

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)

	Years Ended December 31, 2010, 2011 and 2012
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Deckers Outdoor Corp. Stockholders' Equity
			Additional Paid-in Capital	Retained Earnings			Non-controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance December 31, 2009	38,604	$387	$125,173	$365,304	$494	$491,358	$546	$491,904
Stock compensation expense	30	—	12,782	—	—	12,782	—	12,782
Exercise of stock options	31	—	89	—	—	89	—	89
Shares issued upon vesting	146	1	(1)	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	3,525	—	—	3,525	—	3,525
Shares withheld for taxes	—	—	(3,579)	—	—	(3,579)	—	(3,579)
Stock repurchase	(230)	(2)	—	(10,080)	—	(10,082)	—	(10,082)
Net income	—	—	—	158,235	—	158,235	2,142	160,377
Total other comprehensive income (loss)	—	—	—	—	659	659	—	659

Balance December 31, 2010	38,581	$386	$137,989	$513,459	$1,153	$652,987	$2,688	$655,675

Stock compensation expense	10	—	14,803	—	—	14,803	—	14,803
Exercise of stock options	12	—	62	—	—	62	—	62
Shares issued upon vesting	334	3	(3)	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	15,330	—	—	15,330	—	15,330
Shares withheld for taxes	—	—	(23,497)	—	—	(23,497)	—	(23,497)
Stock repurchase	(245)	(2)	—	(19,916)	—	(19,918)	—	(19,918)
Net income	—	—	—	199,052	—	199,052	2,806	201,858
Total other comprehensive income (loss)	—	—	—	—	(2,883)	(2,883)	—	(2,883)

Balance December 31, 2011	38,692	$387	$144,684	$692,595	$(1,730)	$835,936	$5,494	$841,430

Stock compensation expense	19	—	14,661	—	—	14,661	—	14,661
Exercise of stock options	4	—	9	—	—	9	—	9
Shares issued upon vesting	199	2	(2)	—	—	—	—	—
Deficient tax benefit from stock compensation	—	—	(381)	—	—	(381)	—	(381)
Shares withheld for taxes	—	—	(5,888)	—	—	(5,888)	—	(5,888)
Stock repurchase	(4,514)	(45)	—	(220,650)	—	(220,695)	—	(220,695)
Net income	—	—	—	128,866	—	128,866	148	129,014
Acquisition of noncontrolling interest	—	—	(14,037)		—	(14,037)	(5,642)	(19,679)
Total other comprehensive income (loss)	—	—	—		330	330	—	330

Balance December 31, 2012	34,400	$344	$139,046	$600,811	$(1,400)	$738,801	$—	$738,801

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$129,014	$201,858	$160,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	33,367	28,977	12,283
Change in fair value of contingent consideration	8,659	—	—
Provision for (recovery of) doubtful accounts, net	2,128	(704)	(786)
Deferred tax provision	(5,657)	(67)	(1,712)
Stock compensation	14,661	14,803	12,782
Other	1,229	2,735	(391)
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Trade accounts receivable	491	(63,199)	(39,449)
Inventories	(46,903)	(120,730)	(38,642)
Prepaid expenses and other current assets	23,511	(75,525)	(6,766)
Other assets	(3,028)	(5,385)	(1,651)
Trade accounts payable	18,932	38,237	19,742
Contingent consideration	(959)	—	—
Accrued expenses	(9,983)	850	16,468
Income taxes payable	(5,820)	5,722	5,480
Long-term liabilities	4,264	2,519	2,187

Net cash provided by operating activities	163,906	30,091	139,922

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	—	26,080
Purchases of property and equipment	(61,575)	(55,538)	(22,489)
Acquisitions of businesses and equity method investment	(8,829)	(125,203)	(5,191)
Purchases of intangible assets	(4,958)	(4,025)	—

Net cash used in investing activities	(75,362)	(184,766)	(1,600)

Cash flows from financing activities:
Proceeds from issuance of short-term borrowings	307,000	45,000	—
Repayments of short-term borrowings	(274,000)	(45,000)	—
Cash paid for shares withheld for taxes	(6,535)	(22,634)	(2,584)
Excess tax benefit from stock compensation	2,457	15,330	3,525
Cash received from issuances of common stock	—	62	89
Loan origination costs on short-term borrowings	(1,807)	—	—
Contingent consideration paid	(29,041)	—	—
Cash paid for noncontrolling interest	(20,000)	—	—
Cash paid for repurchases of common stock	(220,695)	(19,918)	(10,082)

Net cash used in financing activities	(242,621)	(27,160)	(9,052)

Effect of exchange rates on cash	718	215	94

Net change in cash and cash equivalents	(153,359)	(181,620)	129,364
Cash and cash equivalents at beginning of year	263,606	445,226	315,862

Cash and cash equivalents at end of year	$110,247	$263,606	$445,226

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$66,899	$62,405	$82,493
Interest	$3,338	$88	$59
Non-cash investing and financing activity:
Deferred purchase payments for acquisition of business	$3,671	$—	$—
Accruals for purchases of property and equipment	$489	$3,268	$247
Contingent consideration arrangement for acquisition of business	$1,128	$88,100	$—
Accruals for asset retirement obligations	$526	$236	$388
Accruals for shares withheld for taxes	$1,804	$2,460	$1,598
Write-off for shares exercised with a tax deficit	$2,838	$—	$—

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share quantity and per share data)

(1) The Company and Summary of Significant Accounting Policies

  The Company and Basis of Presentation

        The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its wholly-owned subsidiaries (collectively referred to as the "Company"). Accordingly, all references herein to "Deckers Outdoor Corporation" or "Deckers" include the consolidated results of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

        Prior to April 2, 2012, the Company owned 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China. Stella International is also one of the Company's major manufacturers in China. On April 2, 2012, the Company purchased, for a total purchase price of approximately $20,000, the 49% noncontrolling interest owned by Stella International. The Company accounted for this transaction as acquiring the remaining interest of an entity that had already been majority-owned by the Company. The purchase resulted in a reduction to additional paid in capital of $14,037 representing excess purchase price over the carrying amount of the noncontrolling interest. Prior to this purchase, the Company already had a controlling interest in this entity, and therefore, the subsidiary had been and will continue to be consolidated with the Company's operations.

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

        In May 2012, the Company purchased a noncontrolling interest in Hoka One One®, a privately held footwear company, which was accounted for as an equity method investment. In September 2012, the Company acquired the remaining ownership interest in Hoka. The Company does not expect the Hoka brand to have a significant seasonal impact in the near term. The acquisition of Hoka is not material to the Company's consolidated financial statements.

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

  Revenue Recognition

        The Company recognizes wholesale, eCommerce, and international distributor revenue when products are shipped and retail revenue at the point of sale. All sales are recognized when the customer takes title and assumes risk of loss, collection of the related receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. For wholesale and international distributor sales, allowances for estimated returns, discounts, chargebacks, and bad debts are provided for when related revenue is recorded. For eCommerce sales, allowances for estimated returns and bad debts are provided for when related revenue is recorded. For retail sales, allowances for estimated returns are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales. The Company presents revenue net of taxes collected from customers and remitted to governmental authorities.

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

        When an impairment triggering event has occurred, the Company tests for recoverability of the asset groups carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group. In determining the service potential of a long-lived asset group, the Company considers its remaining useful life, cash-flow generating capacity, and physical output capacity. These estimates include the undiscounted cash flows associated with future expenditures necessary to maintain the existing service potential. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses potential impairment of its retail group long-lived assets by comparing trailing twelve month (TTM) store cash flows to the current carrying value of the store's long-lived assets. Stores that have been opened for more than one year with TTM cash flows less than the current carrying amount of the store's long-lived assets are then reviewed to determine if an impairment exists. An impairment loss, if any, would only reduce the carrying amount of long-lived assets in the group based on the fair value of the group assets.

  Goodwill and Other Intangible Assets

        Intangible assets consist primarily of goodwill, trademarks, customer and distributor relationships, patents, lease rights, and non-compete agreements arising from the application of purchase accounting. Intangible assets with estimable useful lives are amortized and reviewed for impairment. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, as of December 31, except for the Teva trademarks and Sanuk goodwill, which are tested as of October 31.

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

        The Company also evaluates the fair values of other intangible assets with indefinite useful lives in relation to their carrying values. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment of the indefinite life intangible asset. The Company does not calculate the fair value of the indefinite life intangible unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the Company concludes that it is more likely than not that its fair value is less than its carrying amount, then the Company compares the fair value of the indefinite life intangible to its carrying amount, and if the

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

fair value of the indefinite life intangible exceeds its carrying amount, no impairment charge will be recognized. If the fair value of the indefinite life intangible is less than the carrying amount, the Company will record an impairment charge to write-down the intangible asset to its fair value.

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

  Depreciation and Amortization

        Depreciation of property and equipment is calculated using the straight-line method based on estimated useful lives ranging from two to ten years. Leasehold improvements are amortized to their residual value on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Leasehold improvement lives range from one to fifteen years. The Company allocates depreciation and amortization of property, plant, and equipment to cost of sales and selling, general and administrative expenses (SG&A). The majority of the Company's depreciation and amortization is included in SG&A due to the nature of its operations. Most of the Company's depreciation is from its warehouses and its retail stores. The Company outsources all manufacturing; therefore, the amount allocated to cost of sales is not material.

  Fair Value Measurements

        The fair values of the Company's cash and cash equivalents, trade accounts receivable, prepaid expenses, and other current assets, short-term borrowings, trade accounts payable, accrued expenses, and income taxes payable approximate the carrying values due to the relatively short maturities of these instruments. The fair values of the Company's long-term liabilities, other than contingent consideration, if recalculated based on current interest rates, would not significantly differ from the recorded amounts. The fair value of the contingent consideration related to acquisitions and of the Company's derivatives are measured and recorded at fair value on a recurring basis. Changes in fair value resulting from either accretion or changes in discount rates or in the expectations of achieving the performance targets are recorded in SG&A. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other current liabilities, respectively, in the consolidated balance sheets.

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

        The tables below summarize the Company's financial liabilities and assets that are measured on a recurring basis at fair value:

		Fair Value Measurement Using
	Fair Value at December 31, 2012
		Level 1	Level 2	Level 3
Assets (Liabilities) at fair value
Nonqualified deferred compensation	$3,653	$3,653	$—	$—
Nonqualified deferred compensation	$(3,653)	$(3,653)	$—	$—
Non-designated derivatives	$839	$—	$839	$—
Non-designated derivatives	$(336)	$—	$(336)	$—
Contingent consideration for acquisition of business	$(71,460)	$—	$—	$(71,460)

		Fair Value Measurement Using
	Fair Value at December 31, 2011
		Level 1	Level 2	Level 3
Assets (Liabilities) at fair value
Nonqualified deferred compensation	$1,991	$1,991	$—	$—
Nonqualified deferred compensation	$(1,991)	$(1,991)	$—	$—
Designated derivatives	$1,117	$—	$1,117	$—
Designated derivatives	$(87)	$—	$(87)	$—
Contingent consideration for acquisition of business	$(91,600)	$—	$—	$(91,600)

        The Level 2 inputs consist of forward spot rates at the end of the reporting period (see Note 9).

        The fair value of the contingent consideration is based on subjective assumptions. It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material. The estimated fair value of the contingent consideration attributable to our Sanuk brand acquisition is based on the Sanuk brand estimated future gross profits, using a probability weighted average sales forecast to determine a best estimate of gross profits. The estimated sales forecasts include a compound annual growth rate (CAGR) of 16.4% from fiscal year 2012 through fiscal year 2015. The gross profit forecasts for fiscal years 2012 through 2015 range from approximately $50,000 to $79,000, which are then used to apply the contingent consideration percentages in accordance with the applicable agreement (see Note 7). The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%. The Company's use of different estimates and assumptions could produce different estimates of the value of the contingent consideration. For example, a 5.0% change in the estimated CAGR would change the total liability balance at December 31, 2012 by approximately $4,000.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        In connection with the Company's acquisition of the Hoka brand, the purchase price includes contingent consideration which is based on the Hoka brand's estimated net sales for each year from 2013 through 2015, with a total maximum payout of $2,000. The Company uses a probability weighted average sales forecast to determine a best estimate. Estimated contingent consideration payments of $1,100 are included within other accrued expenses and long-term liabilities in the consolidated balance sheet as of December 31, 2012. The Company's use of different estimates and assumptions would not have a material impact to the value of the contingent consideration.

        Refer to Note 7 for further information on the contingent consideration arrangements.

        The following table presents a reconciliation of the beginning and ending amounts related to the fair value for contingent consideration for acquisition of business, categorized as Level 3:

Beginning balance, January 1, 2011	$—
Contingent consideration for acquisition of business	88,100
Change in fair value	3,500

Balance, December 31, 2011	$91,600

Payments	(30,000)
Hoka acquisition contingent consideration	1,100
Change in fair value	8,760

Balance, December 31, 2012	$71,460

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

  Nonqualified Deferred Compensation

        In 2010, the Company established a nonqualified deferred compensation program (referred to as "the Plan"). The Plan permits a select group of management employees, designated by the Plan Committee, to defer earnings to a future date on a nonqualified basis. For each plan year, on behalf of the Company, the Board may, but is not required to, contribute any amount it desires to any participant under the Plan. The Company's contribution will be determined by the Board annually in the fourth quarter. No such contribution has been approved as of December 31, 2012. All amounts deferred under this plan are presented in long-term liabilities in the consolidated balance sheets. The value of the deferred compensation is recognized based on the fair value of the participants' accounts. The Company has established a rabbi trust as a reserve for the benefits payable under the Plan.

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

  Research and Development Costs

        All research and development costs are expensed as incurred. Such costs amounted to $15,617, $14,160 and $11,833 in 2012, 2011 and 2010, respectively, and are included in SG&A in the consolidated statements of income.

  Advertising, Marketing, and Promotion Costs

        Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing, and promotion are expensed as incurred. These expenses charged to operations for the years ended 2012, 2011 and 2010 were $78,528, $57,259 and $33,104, respectively. Included in prepaid and other current assets at December 31, 2012 and 2011 were $119 and $139, respectively, related to prepaid advertising, marketing, and promotion expenses for programs to take place after December 31, 2012 and 2011, respectively.

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

        The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties generated by income tax contingencies as interest expense and SG&A, respectively in the consolidated statements of comprehensive income.

  Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

        Basic net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income attributable to Deckers Outdoor Corporation divided by the

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the years ended December 31, 2012, 2011 and 2010, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of nonvested stock units (NSUs), restricted stock units (RSUs), stock appreciation rights (SARs), and options to purchase common stock. The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted-average shares used in basic computation	36,879,000	38,605,000	38,615,000
Dilutive effect of stock-based awards*	455,000	660,000	677,000

Weighted-average shares used for diluted computation	37,334,000	39,265,000	39,292,000

*Excluded NSUs as of December 31, 2012, 2011, and 2010	200,000	—	—
*Excluded RSUs as of December 31, 2012, 2011, and 2010	671,000	319,000	85,000
*Excluded SARs as of December 31, 2012, 2011, and 2010	525,000	525,000	645,000

        The share-based awards that were excluded from the dilutive effect were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance through December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the excluded RSUs include the maximum amount of the Level III and 2012 LTIP Awards. As of December 31, 2011, the excluded RSUs included the maximum amount of the Level III Awards. (see Note 5.)

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        Certain of the Company's foreign currency forward contracts are designated cash flow hedges of forecasted intercompany sales and are subject to foreign currency exposures. These contracts allow the Company to sell Euros and British Pounds in exchange for US dollars at specified contract rates. Forward contracts are used to hedge forecasted intercompany sales over specific quarters. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity, and are recognized in the consolidated statements of comprehensive income during the period which approximates the time the corresponding third-party sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain intercompany balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in SG&A in the consolidated statements of income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in SG&A. See Note 9 for the impact of derivative instruments and hedging activities on the Company's consolidated financial statements.

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

  Business Segment Reporting

        Management of the Company has determined its reportable segments are its strategic business units and it is by these segments that information is reported to the Chief Operating Decision Maker (CODM). The six reportable segments are the UGG, Teva, Sanuk and other brands wholesale divisions, the eCommerce business, and the retail store business. The CODM is the Principal Executive Officer. The Company performs an annual analysis of the appropriateness of its reportable segments. Information related to the Company's business segments is summarized in Note 8.

  Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include approximately $53,000 and $196,000 of money market funds at December 31, 2012 and 2011, respectively.

  Reclassifications

        Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current presentation.

  Retirement Plan

        The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate through tax-deferred contributions. The Company matches 50% of each eligible participant's tax-deferred contributions on up to 6% of eligible compensation on a per payroll period basis, with a true-up contribution if such eligible participant is employed by the Company on the last day of the calendar year. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. Domestic 401(k) matching contributions totaled $1,066, $1,710 and $861 during 2012, 2011 and 2010, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. However, the Company did not make any profit sharing contributions for the years ended December 31, 2012, 2011 or 2010.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(2) Property and Equipment

        Property and equipment is summarized as follows:

	December 31,
	2012	2011
Land	$19,954	$19,954
Machinery and equipment	67,582	50,081
Furniture and fixtures	22,280	13,794
Leasehold improvements	85,134	53,623

	194,950	137,452
Less accumulated depreciation and amortization	69,580	47,195

Net property and equipment	$125,370	$90,257

(3) Notes Payable and Long-Term Debt

        In August 2011, the Company entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association as syndication agents, and the lenders party thereto. In August 2012, the Company amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility that contains a $75,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans and matures on August 30, 2017. Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Amended and Restated Credit Agreement by up to an additional $100,000, resulting in a maximum available principal amount of $500,000. None of the lenders under the Amended and Restated Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments. At the Company's option, revolving loans issued under the Amended and Restated Credit Agreement will bear interest at either the adjusted London Interbank Offered Rate (LIBOR) for 30 days (0.21% at December 31, 2012) plus 1.75% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.75% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.50% per annum and adjusted LIBOR plus 2.25% per annum (or between the alternate base rate plus 0.50% per annum and the alternate base rate plus 1.25% per annum), based upon the Company's total adjusted leverage ratio at such time. In addition, the Company will initially be required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.20% and 0.35% per annum, based upon the Company's total adjusted leverage ratio.

        The Company's obligations under the Amended and Restated Credit Agreement are guaranteed by the Company's existing and future domestic subsidiaries, other than certain immaterial subsidiaries, and foreign subsidiaries (the Guarantors), and is secured by a first-priority security interest in substantially all of the assets of the Company and the Guarantors, including all or a portion of the equity interests of certain of the Company's domestic and foreign subsidiaries.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The Amended and Restated Credit Agreement contains financial covenants which include: the asset coverage ratio must be greater than 1.10 to 1.00; the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations. The Amended and Restated Credit Agreement contains certain other covenants which include: the maximum additional secured debt related to a capital asset may not exceed $65,000 per year, excluding $75,000 for the Company's new corporate headquarters, the maximum additional unsecured debt may not exceed $200,000; the maximum secured debt not related to a capital asset may not exceed $5,000, a judgment may not exceed $10,000; maximum ERISA event of $10,000 in one year, $20,000 in all years; the Company may not have a change of control (as defined in the Amended and Restated Credit Agreement); acquisitions may not exceed $100,000, if the total adjusted leverage ratio does not exceed 2.75 to 1.00 and the Company must have a minimum amount of cash plus unused credit of $75,000. There is no restriction on dividends or share repurchases if the minimum amount of cash and unused credit is $150,000 for the first, second and fourth quarter, and $75,000 for the third quarter and the asset coverage ratio is greater than 1.10 to 1.00, on a proforma basis.

        At December 31, 2012, the Company had $33,000 of outstanding borrowings, with a weighted average interest rate of 2.0%, under the Amended and Restated Credit Agreement and outstanding letters of credit of $189. As a result, $366,811 was available under the Amended and Restated Credit Agreement at December 31, 2012. The Company incurred approximately $1,800 of deferred financing costs which were included in prepaid expenses and are amortized over the term of the Amended and Restated Credit Agreement using the straight-line method. Subsequent to December 31, 2012, the Company repaid $33,000, resulting in no outstanding borrowings under the Amended and Restated Credit Agreement as of March 1, 2013.

(4) Income Taxes

        Components of income tax expense (benefit) are as follows:

	Federal	State	Foreign	Total
2012:
Current	$50,911	$6,482	$3,368	$60,761
Deferred	(6,083)	414	12	(5,657)

	$44,828	$6,896	$3,380	$55,104

2011:
Current	$63,758	$12,226	$7,487	$83,471
Deferred	1,003	(1,067)	(3)	(67)

	$64,761	$11,159	$7,484	$83,404

2010:
Current	$71,032	$16,764	$3,648	$91,444
Deferred	(2,182)	377	93	(1,712)

	$68,850	$17,141	$3,741	$89,732

        Foreign income before income taxes was $51,409, $108,738 and $43,327 during the years ended December 31, 2012, 2011 and 2010 respectively.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        Actual income taxes differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years Ended December 31
	2012	2011	2010
Computed "expected" income taxes	$64,282	$99,842	$87,517
State income taxes, net of federal income tax benefit	3,562	6,912	10,566
Foreign rate differential	(12,908)	(24,783)	(11,304)
Other	168	1,433	2,953

	$55,104	$83,404	$89,732

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	2012	2011
Deferred tax assets (liabilities), current:
Uniform capitalization adjustment to inventory	$6,870	$5,271
Bad debt and other reserves	11,582	8,874
State taxes	799	1,729
Prepaid expenses	(1,961)	(1,460)

Total deferred tax assets, current	17,290	14,414

Deferred tax assets (liabilities), noncurrent:
Amortization and impairment of intangible assets	5,312	7,181
Depreciation of property and equipment	(8,524)	(6,056)
Share-based compensation	11,906	11,305
Foreign currency translation	244	(744)
Deferred rent	3,247	169
Acquisition costs	834	808
Other	111	63
Net operating loss carryforwards	242	497

Total deferred tax assets, noncurrent	13,372	13,223

Net deferred tax assets	$30,662	$27,637

        In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of $80,480. The deferred tax assets are primarily related to the Company's domestic operations. The change in net deferred tax assets between December 31, 2012 and December 31, 2011 includes approximately $500 attributable to OCI, partially offset by approximately $3,000 of goodwill. Domestic taxable income for the years ended December 31, 2012 and 2011 was $141,660 and $141,368, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance was recorded in 2012 or 2011.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        As of December 31, 2012, withholding and US taxes have not been provided on approximately $234,000 of unremitted earnings of non-US subsidiaries because the earnings are expected to be reinvested outside of the US indefinitely. Repatriation of all foreign earnings would result in $70,860 of US income tax. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. As of December 31, 2012, the Company had approximately $37,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. If the Company were to repatriate foreign cash, the Company would record the US tax liability net of any foreign income taxes previously paid on this cash. The Company has no plans to repatriate any of its foreign cash. For the full year 2012, the Company generated approximately 21.0% of its pre-tax earnings from a country which does not impose a corporate income tax.

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

Balance at December 31, 2010	$5,506
Gross decrease related to current year tax positions	(2,235)

Balance at December 31, 2011	$3,271
Gross decrease related to prior years' tax positions	—
Settlements	(3,271)

Balance at December 31, 2012	$—

        For the year ended December 31, 2012, $144 of interest expense generated by income tax contingencies was recognized in the consolidated statements of income. As of December 31, 2012 and 2011, interest of $452 and $817, respectively, was accrued in the consolidated balance sheets.

        The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or non-US income tax examinations by tax authorities for years before 2007. The Company's federal income tax returns for the years ended December 31, 2006 through December 31, 2009 were under examination by the Internal Revenue Service (IRS). In connection with the examination, the Company has received notices of proposed adjustments (NOPAs), which the Company agreed with and recorded in its consolidated financial statements. In addition, in March 2011, the Company received a NOPA related to transfer pricing arrangements with the Company's subsidiaries. In October 2012, the Company executed a settlement agreement with the IRS on this matter. The related additional tax and interest approximated the Company's reserves; no penalties were assessed.

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

(5) Stockholders' Equity

        In May 2006, the Company adopted the 2006 Equity Incentive Plan (the 2006 Plan), which was amended May 9, 2007. The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company's continued success. The 2006 Plan provides for 6,000,000 shares of the Company's common stock that are reserved for issuance to employees, directors, or consultants. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 4,500,000. Pursuant to the Deferred Stock Unit Compensation Plan, a Sub Plan under the 2006 Plan, a participant may elect to defer settlement of their outstanding unvested awards until such time as elected by the participant.

        The Company grants Non-vested Stock Units (NSUs) annually to key personnel. The NSUs granted entitle the employee recipients to receive shares of common stock in the Company upon vesting of the NSUs. The vesting of all NSUs is subject to achievement of certain performance targets. For NSUs granted prior to 2011, these awards vest in quarterly increments between the third and fourth anniversary of the grant. For NSUs granted in 2012 and 2011, one-third of these awards will vest at the end of each of the three years after the performance goals are achieved.

        The Company also has long-term incentive award agreements under the 2006 Plan for issuance of Stock Appreciation Right (SAR) awards and Restricted Stock Unit (RSU) awards to the Company's current and future executive officers. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. One-half of the SAR and RSU awards vested 80% on December 31, 2010 and 20% on December 31, 2011, and, provided that the conditions are met, one-half of the SAR and RSU awards vest 80% on December 31, 2015 and 20% on December 31, 2016. The awards that vested on December 31, 2011 were settled on February 29, 2012. The Company fully expensed these awards as of December 31, 2011. The Company considers achievement of the remaining performance conditions as probable and is recognizing such compensation cost over the service period.

        In June 2011, the Board of Directors of the Company adopted a long-term incentive award under its 2006 Equity Incentive Plan (the "Level III Awards"). These awards will be available for issuance to current and future members of the Company's management team, including the Company's named executive officers. Each recipient will receive a specified maximum number of RSUs, each of which will represent the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The awards will vest on December 31, 2014 only if the Company meets certain revenue targets ranging between $1,825,000 and $2,500,000 and certain diluted earnings per share targets ranging between $7.00 and $9.60 for the year ended December 31, 2014. No vesting of any Level III Award will occur if either of the threshold performance criteria is not met for the year ending December 31, 2014. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this new program, the Company granted a maximum amount of 275,000 RSUs during the year ended December 31, 2011. The grant date fair value of

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

these RSUs was $82.09 per share. As of December 31, 2012 and 2011, the Company did not believe that the achievement of the performance objectives for the Level III Awards was probable, and therefore the Company did not recognize compensation expense for these awards. If the performance objectives become probable, the Company will then begin recording an expense for the Level III Awards and would recognize a cumulative catch-up adjustment in the period they become probable. As of December 31, 2012, the cumulative amount would be approximately $8,000 based on the maximum number of units if the performance objectives were probable.

        In May 2012, the Board of Directors of the Company adopted a long-term incentive award under its 2006 Equity Incentive Plan (2012 LTIP Awards). These awards will be available for issuance to current and future members of the Company's management team, including the Company's named executive officers. Each recipient will receive a specified maximum number of RSUs, each of which will represent the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The awards will vest on December 31, 2015 only if the Company meets certain revenue targets ranging between $2,200,000 and $2,900,000 and certain diluted earnings per share targets ranging between $7.00 and $10.50 for the year ended December 31, 2015. No vesting of any 2012 LTIP Award will occur if either of the threshold performance criteria is not met for the year ending December 31, 2015. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this new program, during the twelve months ended December 31, 2012, the Company granted awards that contain a maximum amount of 352,000 RSUs. The grant date fair value of these RSUs was $56.12 per share. As of December 31, 2012, the Company did not believe that the achievement of the performance objectives of these awards was probable, and therefore the Company did not recognize compensation expense for these awards. If the performance objectives become probable, the Company will then begin recording an expense for the 2012 LTIP Awards and would recognize a cumulative catch-up adjustment in the period they become probable. As of December 31, 2012, the cumulative amount would be approximately $3,000 based on the maximum number of units if the performance objectives were probable.

        In May 2010, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 125,000,000 shares.

        In February 2012, the Company approved a stock repurchase program to repurchase up to $100,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program did not obligate the Company to acquire any particular amount of common stock and the program could have been suspended at any time at the Company's discretion. During the six months ended June 30, 2012, the Company repurchased approximately 1,749,000 shares under this program, for approximately $100,000, or an average price of $57.16. As of June 30, 2012, the Company had repurchased the full amount authorized under this program. The purchases were funded from available working capital.

        In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. As of December 31, 2012, the Company had repurchased approximately 2,765,000

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

shares under this program, for approximately $120,700, or an average price of $43.66, leaving the remaining approved amount at $79,300.

        On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.

        The table below summarizes stock compensation amounts recognized in the consolidated statements of comprehensive income:

	Year Ended December 31,
	2012	2011	2010
Compensation expense recorded for:
NSUs	$11,849	$11,719	$7,915
SARs	1,501	1,813	3,420
RSUs	231	305	677
Directors' shares	1,080	966	770

Total compensation expense	14,661	14,803	12,782
Income tax benefit recognized	(5,573)	(5,788)	(5,127)

Net compensation expense	$9,088	$9,015	$7,655

        The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards that are considered probable of vesting as of December 31, 2012, and the weighted-average period over which the cost is expected to be recognized as of December 31, 2012:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$6,780	0.6
SARs	4,883	3.2
RSUs	750	3.2

Total	$12,413

        The unrecognized compensation cost excludes a maximum of $20,591 and $19,717 of compensation cost on the Level III Awards and 2012 LTIP Awards, respectively, as achievement of the performance conditions are not considered probable.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  Nonvested Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	717,000	$26.34
Granted	315,000	45.99
Vested	(208,000)	22.83
Forfeited	(26,000)	25.98

Nonvested at December 31, 2010	798,000	$35.61
Granted	199,000	87.50
Vested	(263,000)	40.31
Forfeited	(57,000)	46.61

Nonvested at December 31, 2011	677,000	$48.14
Granted	209,000	63.18
Vested	(297,000)	35.90
Forfeited	(18,000)	63.68
Cancelled*	(200,000)	62.17

Nonvested at December 31, 2012	371,000	$58.51

*
Nonvested Stock Units cancelled during the period represent awards granted whose performance criteria were not met.

  Stock Appreciation Rights Issued Under the 2006 Plan

	Number of SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,200,000	$26.73	9.8	$8,608
Granted	—	—
Exercised	—	—
Forfeited	(75,000)	26.73

Outstanding at December 31, 2010	1,125,000	$26.73	8.7	$59,636
Granted	—	—
Exercised	(365,000)	26.73
Forfeited	—	—

Outstanding at December 31, 2011	760,000	$26.73	8.8	$37,118
Granted	—	—
Exercised	(15,000)	26.73
Forfeited	—

Outstanding at December 31, 2012	745,000	$26.73	7.9	$10,087

Exercisable at December 31, 2012	220,000	$26.73	4.4	$2,979
Expected to vest and exercisable at December 31, 2012	707,945	$26.73	7.8	$9,586

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The maximum contractual term is 10 and 15 years from the date of grant for those SARs with final vesting dates of December 31, 2011 and December 31, 2016, respectively. The number of SARs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. The difference between the amount outstanding and the amount expected to vest and exercisable at December 31, 2012 was estimated forfeitures for estimated failure to meet the long-term service conditions. On February 29, 2012, 120,000 SARs that vested on December 31, 2011 became exercisable.

  Restricted Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	159,000	$26.73
Granted	—	—
Vested	(64,000)	26.73
Forfeited	(10,000)	26.73

Nonvested at December 31, 2010	85,000	$26.73
Granted	275,000	82.09
Vested	(16,000)	26.73
Forfeited	(25,000)	82.09

Nonvested at December 31, 2011	319,000	$70.15
Granted	352,000	56.12
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2012	671,000	$62.80

        The amounts granted in 2011 and 2012 are the maximum amount under the Level III Awards and 2012 LTIP Awards, respectively.

(6) Accumulated Other Comprehensive Loss

        Accumulated balances of the components within accumulated other comprehensive (loss) income are as follows:

	December 31,
	2012	2011
Cumulative foreign currency translation adjustment	$(1,400)	$(2,363)
Unrealized (loss) gain on foreign currency hedging, net of tax	—	633

Accumulated other comprehensive loss	$(1,400)	$(1,730)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(7) Commitments and Contingencies

        The Company leases office, distribution, retail facilities, and automobiles, under operating lease agreements, which expire through 2024. Some of the leases contain renewal options for approximately one to ten years. Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2013	$39,892
2014	35,375
2015	31,773
2016	28,448
2017	26,248
Thereafter	59,867

$221,603

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

	Years Ended Decemer 31,
	2012	2011	2010
Minimum rentals	$37,270	$26,645	$18,551
Contingent rentals	9,366	6,085	2,496

	$46,636	$32,730	$21,047

        Purchase Obligations.    The Company had $335,284 of outstanding purchase orders with its manufacturers as of December 31, 2012. In addition, the Company entered into agreements for promotional activities and other services. Future commitments under these purchase orders and other agreements are as follows:

Year ending December 31:
2013*	$341,112
2014	1,122

$342,234

*
Included in the 2013 amount are remaining commitments, net of deposits, that are also unconditional purchase obligations relating to sheepskin contracts. The Company enters into contracts requiring minimum purchase commitments of sheepskin that Deckers' affiliates, manufacturers, factories, and other agents (each or collectively, a "Buyer") must make on or before a specified target date. Under certain contracts, the Company may pay an advance deposit that shall be repaid to the Company as Buyers purchase goods under the terms of these agreements. Included in other current assets on the consolidated balance sheets is approximately $39,000 and $69,000 of advance deposits as of December 31, 2012 and 2011

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

  respectively. In the event that a Buyer does not purchase certain minimum commitments on or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled. All of these agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts. The contracts do not permit net settlement. The Company expects sheepskin purchases by third party factories will eventually exceed the contract levels. Therefore, management believes the likelihood of any non-performance payments under these contractual arrangements is remote and would have an immaterial effect on the consolidated statements of comprehensive income. The Company determined this based upon its projected sales and inventory purchases. Minimum commitments for these contracts as of December 31, 2012 were as follows:

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
October 2011	July 31, 2013	$50,000	$270,000	$39,383	$113,216
October 2012	September 30, 2013	$ —	$ 83,000	$ —	$ 79,500

        Indemnification and Legal Contingencies.    The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations. In addition, the Company has agreed to indemnify certain of its licensees, distributors, and promotional partners in connection with claims related to the use of the Company's intellectual property. The terms of such agreements range up to five years initially and generally do not provide for a limitation on the maximum potential future payments. Management believes the likelihood of any payments is remote and would be immaterial. The Company determined the risk was low based on a prior history of insignificant claims. The Company is not currently involved in any indemnification matters in regards to its intellectual property.

        On May 31, 2012, a purported shareholder class action lawsuit was filed in the United States District Court for the Central District of California against the Company and certain of its officers. On August 1, 2012, a similar purported shareholder class action lawsuit was filed in the United States District Court for the District of Delaware against the Company and certain of its officers. These actions are purportedly brought on behalf of purchasers of the Company's publicly traded securities between October 27, 2011 and April 26, 2012. Plaintiffs in both complaints allege that defendants made false and misleading statements, purport to assert claims for violations of the federal securities laws, and seek unspecified compensatory damages and other relief. The California case has been dismissed with prejudice; the Delaware action remains pending. The Company believes the claim in the Delaware complaint is without merit and intends to defend the action vigorously. While the Company believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate a range of loss, if any, at this time.

        On July 17, 2012 and July 26, 2012, purported shareholder derivative lawsuits were filed in the California Superior Court for the County of Santa Barbara against our Board of Directors and several of our officers. The Company is named as nominal defendant. Plaintiffs in the state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaints include claims for violation of the federal securities laws, breach of fiduciary duties, mismanagement, waste

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

of corporate assets, insider trading, unjust enrichment, and violations of the California Corporations Code. The complaints seek compensatory damages, disgorgement, and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously. While the Company believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate a range of loss, if any, at this time.

        Contingent Consideration.    In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments. As of December 31, 2012, the remaining contingent consideration payments, which have no maximum, are as follows:

  •
  51.8% of the Sanuk brand gross profit in 2012, which was $25,450,

  •
  36.0% of the Sanuk brand gross profit in 2013, and

  •
  40.0% of the Sanuk brand gross profit in 2015.

        As of December 31, 2012 and 2011, contingent consideration for the acquisition of the Sanuk brand of $70,360 and $91,600, respectively, are included within other accrued expenses ($25,450 and $30,000 at December 31, 2012 and 2011, respectively) and long-term liabilities ($44,910 and $61,600 at December 31, 2012 and 2011, respectively) in the consolidated balance sheets. Refer to Note 12 for further information on the contingent consideration amounts.

        In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000. Based on current projections as of December 31, 2012, contingent consideration for the acquisition of the Hoka brand of $1,100 is included within other accrued expenses and long-term liabilities in the consolidated balance sheets. Refer to Note 12 for further information on the contingent consideration amounts.

(8) Business Segments, Concentration of Business, and Credit Risk and Significant Customers

        The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies (see Note 1), except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company's reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and its other brands, its eCommerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs include the following: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others. The gross profit derived from the sales to third parties of the eCommerce and retail stores segments is separated into two components, and is recorded at the time of sale to the third party: (i) the wholesale profit is included in the related operating income or loss of each wholesale segment, and represents the difference between the Company's cost and the Company's wholesale selling price, and (ii) the retail profit is included in the operating income of the eCommerce and

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

retail stores segments, and represents the difference between the Company's wholesale selling price and the Company's retail selling price. Each of the wholesale segments charge the eCommerce and retail segments the same price that they charge third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation. In prior periods, the gross profit of the international portion of the eCommerce and retail stores segments included both the wholesale and retail profit. This change in segment reporting only changed the presentation within the below table and did not impact the Company's consolidated financial statements for any periods. The segment information for the year ended December 31, 2010 has been adjusted retrospectively to conform to the current period presentation.

        The Company's other brands include Simple®, TSUBO®, Ahnu®, MOZO® and Hoka One One®. The Company ceased distribution of the Simple brand effective December 31, 2011. The wholesale operations of the Company's other brands are included as one reportable segment, other wholesale, presented in the

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

figures below. The Sanuk brand operations are included in the Company's segment reporting effective upon the acquisition date of July 1, 2011. Business segment information is summarized as follows:

	Years Ended Decemer 31,
	2012	2011	2010
Net sales to external customers:
UGG wholesale	$819,256	$915,203	$663,854
Teva wholesale	108,591	118,742	96,207
Sanuk wholesale	89,804	26,039	—
Other brands wholesale	20,194	21,801	23,476
eCommerce	130,592	106,498	91,808
Retail stores	245,961	189,000	125,644

	$1,414,398	$1,377,283	$1,000,989

Income (loss) from operations:
UGG wholesale	$267,823	$388,275	$307,478
Teva wholesale	10,072	20,267	18,684
Sanuk wholesale	15,567	797	—
Other brands wholesale	(4,317)	(9,524)	(6,184)
eCommerce	29,903	24,255	23,536
Retail stores	25,590	31,461	27,310
Unallocated overhead	(157,690)	(170,693)	(121,736)

	$186,948	$284,838	$249,088

Depreciation and amortization:
UGG wholesale	$622	$4,375	$112
Teva wholesale	515	587	2,024
Sanuk wholesale	8,838	5,125	—
Other brands wholesale	1,622	533	1,125
eCommerce	839	540	232
Retail stores	12,073	6,082	3,018
Unallocated overhead	8,911	8,185	5,772

	$33,420	$25,427	$12,283

Capital expenditures:
UGG wholesale	$314	$706	$1,155
Teva wholesale	326	305	150
Sanuk wholesale	448	1,778	—
Other brands wholesale	197	198	226
eCommerce	347	1,419	1,030
Retail stores	34,004	22,297	11,296
Unallocated overhead	25,966	29,083	9,191

	$61,602	$55,786	$23,048

Total assets from reportable segments:
UGG wholesale	$377,997	$347,213	$194,028
Teva wholesale	59,641	61,893	49,849
Sanuk wholesale	209,861	217,936	—
Other brands wholesale	29,446	10,690	12,031
eCommerce	5,058	5,964	4,053
Retail stores	134,804	80,514	39,377

	$816,807	$724,210	$299,338

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        Inter-segment sales from the Company's wholesale segments to the Company's eCommerce and retail segments are as follows:

	Years Ended December 31,
	2012	2011	2010
Inter-segment sales:
UGG wholesale	$182,299	$140,004	$102,222
Teva wholesale	3,260	2,369	2,129
Sanuk wholesale	1,696	—	—
Other wholesale	507	1,040	$1,446

Total	$187,762	$143,413	$105,797

        Income (loss) from operations of the wholesale segments includes inter-segment gross profit from sales to the eCommerce and retail segments as follows:

	Years Ended December 31,
	2012	2011	2010
Inter-segment gross profit:
UGG wholesale	$65,932	$64,160	$44,165
Teva wholesale	1,108	1,130	802
Sanuk wholesale	825	—	—
Other wholesale	134	425	$516

Total	$67,999	$65,715	$45,483

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

	December 31,
	2012	2011
Total assets from reportable segments	$816,807	$724,210
Unallocated cash and cash equivalents	110,247	263,606
Unallocated deferred tax assets	30,662	27,637
Other unallocated corporate assets	110,348	130,743

Consolidated total assets	$1,068,064	$1,146,196

        A portion of the Company's cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of December 31, 2012, the Company had experienced no loss or lack of access to cash in its operating accounts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

        The remainder of the Company's cash equivalents is invested in interest bearing funds managed by third party investment management institutions. These investments can include US treasuries and government agencies, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and the European debt crisis, which have affected various sectors of the financial markets. As of December 31, 2012, the Company had experienced no loss or lack of access to its invested cash and cash equivalents.

        The Company's cash and cash equivalents are as follows:

	December 31,
	2012	2011
Money market fund accounts	$52,650	$196,315
Cash	57,597	67,291

Total cash and cash equivalents	$110,247	$263,606

        The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions. International sales were 31.2%, 31.4% and 23.7%,of the Company's total net sales for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, no single foreign country comprised more than 10% of total sales. The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, by major country were as follows:

	December 31,
	2012	2011
US	$89,423	$65,034
All other countries*	35,947	25,223

Total	$125,370	$90,257

*
No other country's long-lived assets comprised more than 10% of total long-lived assets as of December 31, 2012 and 2011.

        Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. No single customer accounted for more than 10% of net sales in the years ended December 31, 2012 and 2011. One customer accounted for 11.9% of the Company's net sales in 2010. This customer's revenues were generated from UGG, Teva, and other wholesale segments. No other customer accounted for more than 10% of net sales in the year ended December 31, 2010. As of December 31, 2012, the Company had one customer representing 18.8% of net trade accounts receivable. As of December 31, 2011, the Company had one customer representing 17.1% of net trade accounts receivable.

        The Company's production is concentrated at a limited number of independent contractor factories. The Company's materials sourcing is concentrated in Australia and China and includes a limited number of key sources for the principal raw material for certain UGG products, sheepskin. Sheepskin used in UGG products is sourced from two tanneries. The Company's operations are subject to the customary

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company's control. Further, the price of sheepskin is impacted by demand, industry, and competitors.

(9) Foreign Currency Exchange Contracts and Hedging

        As of December 31, 2012, the Company's total non-designated derivative contracts had notional amounts totaling approximately $19,000. These contracts were comprised of offsetting contracts with the same counterparty, each expire in March 2013, and have an unrealized gain of approximately $500.

        The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the year ended December 31, 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective through their respective settlement dates. As of December 31, 2012, the Company had no outstanding designated hedges.

        Subsequent to December 31, 2012 the Company entered into designated hedging contracts with notional amounts totaling approximately $63,000.

        The following tables summarize the effect of derivative instruments on the consolidated financial statements:

For the Year Ended December 31,	Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain (Loss) from Amount Excluded from Effectiveness Testing
2012	Foreign Exchange Contracts	$(1,191)	Net Sales	$617	SG&A	$ 26
2011	Foreign Exchange Contracts	$(1,376)	Net Sales	$125	SG&A	$(260)

For the Year Ended December 31,	Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2012	Foreign Exchange Contracts	SG&A	$1,030
2011	Foreign Exchange Contracts	SG&A	$(541)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(10) Quarterly Summary of Information (Unaudited)

        Summarized unaudited quarterly financial data are as follows:

	2012
	March 31	June 30	September 30	December 31
Net sales	$246,306	$174,436	$376,392	$617,264
Gross profit	113,288	73,579	159,293	285,994
Net income (loss) attributable to Deckers Outdoor Corporation	7,887	(20,139)	43,061	98,057
Net income (loss) per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$0.20	$(0.53)	$1.19	$2.81
Diluted	$0.20	$(0.53)	$1.18	$2.77

	2011
	March 31	June 30	September 30	December 31
Net sales	$204,851	$154,222	$414,358	$603,852
Gross profit	102,478	65,912	202,853	307,752
Net income (loss) attributable to Deckers Outdoor Corporation	19,178	(7,339)	62,484	124,729
Net income (loss) per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$0.50	$(0.19)	$1.62	$3.23
Diluted	$0.49	$(0.19)	$1.59	$3.18

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

(11) Goodwill and Other Intangible Assets

        Most of the Company's goodwill is related to the Sanuk reportable segment, with the remaining related to the UGG and other brands reportable segments. The Company's goodwill and other intangible assets are summarized as follows:

	Gross Carrying Amount	Weighted- Average Amortization Period	Accumulated Amortization	Net Carrying Amount
As of December 31, 2012
Intangibles subject to amortization	$99,132	14 years	$16,164	$82,968
Intangibles not subject to amortization:
Goodwill				126,267
Trademarks				15,455

Total goodwill and other intangible assets				$224,690

As of December 31, 2011
Intangibles subject to amortization	$85,847	15 years	$6,853	$78,994
Intangibles not subject to amortization:
Goodwill				120,045
Trademarks				15,455

Total goodwill and other intangible assets				$214,494

        The additions to goodwill through acquisitions were attributable to the Sanuk and other brands reportable segments (see Note 8), and the impairment loss was attributable to the other brands reportable segment. Changes in the Company's goodwill are summarized as follows:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at December 31, 2010	$21,932	$(15,425)	$6,507
Additions through acquisitions	113,944	—	113,944
Impairment loss	—	(406)	(406)

Balance at December 31, 2011	$135,876	$(15,831)	$120,045
Additions through acquisitions	6,222	—	6,222
Impairment loss	—	—	—

Balance at December 31, 2012	$142,098	$(15,831)	$126,267

        As of December 31, 2012 and 2011, the Company performed its annual impairment tests and evaluated its UGG and other brands' goodwill. As of October 31, 2012 and 2011, the Company performed its annual impairment tests and evaluated its Teva trademarks and Sanuk goodwill. Based on the carrying amounts of the UGG, Teva, Sanuk, and other brands' goodwill, trademarks, and net assets, the brands' 2012 and 2011 sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, the Company concluded that the carrying amounts of the UGG, Sanuk and other brands' goodwill, as well as the Teva trademarks, were not impaired. As of December 31, 2012 and 2011, and as of October 31, 2012, all goodwill and other nonamortizable intangibles were evaluated

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

based on qualitative analyses. As of October 31, 2011, all other nonamortizable intangibles were evaluated based on Level 3 inputs.

        As of December 31, 2012 and 2011, total goodwill by segment is as follows:

	As Of December 31,
	2012	2011
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	6,222	—

Total	$126,267	$120,045

        Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2012, 2011 and 2010, was $9,312, $9,599 and $2,598, respectively. The following table summarizes the expected amortization expense on existing intangible assets for the next five years.

Year ending December 31:
2013	$9,892
2014	8,662
2015	7,400
2016	5,937
2017	5,574
Thereafter	40,546

$78,011

(12) Business Combination

        On May 19, 2011, the Company entered into an asset purchase agreement whereby it agreed to acquire substantially all of the assets and assume the related liabilities of Sanuk, an action sport footwear brand rooted in the surf community, known for its original sandals and shoes. On July 1, 2011, the Company completed the acquisition of the purchased assets and the assumption of the assumed liabilities. The total purchase price for the assets related to the Sanuk brand was $123,544 plus contingent consideration. The contingent consideration included 2011 EBITDA of the Sanuk brand multiplied by ten, less the closing payment, up to a maximum of $30,000. The maximum of $30,000 was paid in March 2012; and additional contingent consideration payments as follows:

  •
  51.8% of the gross profit of the Sanuk brand in 2012, defined as total sales less the cost of sales for the business of the sellers, which was $25,450;

  •
  36.0% of gross profit of the Sanuk brand in 2013;

  •
  40.0% of gross profit of the Sanuk brand in 2015.

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

        The Company has included the operating results of the Sanuk brand in its consolidated financial statements since the date of acquisition. For the year ended December 31, 2011, this included worldwide revenue of $26,578 and operating loss of $3,004 for all distribution channels. The operating loss included overhead costs that are excluded from worldwide wholesale segment operating income of $797 (see note 8). The operating loss for the year ended December 31, 2011 also included $5,066 of amortization expense on the acquired Sanuk intangibles and $3,500 of expense related to the change in fair value of the Sanuk contingent consideration due to accretion and updated forecasts of the gross profit of the Sanuk brand through 2015. For the year ended December 31, 2011, the Company incurred approximately $4,000 of transaction costs for the Sanuk acquisition which was included in SG&A.

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

(13) Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS), which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between US GAAP and IFRS. Effective for the Company beginning January 1, 2012, this ASU changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 fair value measurements. The Company adopted this update on January 1, 2012 and its adoption did not impact its consolidated financial statements and only enhanced the disclosures for estimates requiring Level 3 fair value measurements (see Note 1).

        In June 2011, the FASB issued ASU, Presentation of Comprehensive Income, an amendment to ASC 220, Comprehensive Income, that brings US GAAP into alignment with International Financial Reporting Standards for the presentation of OCI. Effective for the Company beginning January 1, 2012, the option in current GAAP that permits the presentation of OCI in the statement of changes in equity has been eliminated. The provisions of the update provide that an entity that reports items of OCI has two options: (1) a single statement must present the components of net income, total net income, the components of OCI, total OCI, and total comprehensive income; or (2) a two-statement approach whereby an entity must present the components of net income and total net income in the first statement. That

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share quantity and per share data)

statement must be immediately followed by a financial statement that presents the components of OCI, a total for OCI, and a total for comprehensive income. Beginning January 1, 2012, the Company adopted this ASU using the single statement approach. The adoption of this ASU only changed the presentation of OCI on the Company's consolidated financial statements.

        In September 2011, the FASB issued ASU, Intangibles — Goodwill and Other, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this update, an entity is not required to perform the two step impairment test for a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This ASU was effective for the Company January 1, 2012, with early adoption permitted. As permitted, the Company early adopted this update effective with its December 31, 2011 reporting period.

        In July 2012, the FASB issued ASU, Testing Indefinite - Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually and more frequently if indicators of impairment exist. This ASU is effective for the Company January 1, 2013, with early adoption permitted. As permitted, the Company early adopted this update with its December 31, 2012 reporting period.

Schedule II

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2012:
Allowance for doubtful accounts(1)	$1,719	$2,128	$1,065	$2,782
Allowance for sales discounts(2)	4,629	35,759	36,552	3,836
Allowance for sales returns(3)	11,313	53,165	51,573	12,905
Chargeback allowance(4)	4,031	5,879	4,347	5,563
Year ended December 31, 2011:
Allowance for doubtful accounts(1)	$1,379	$642	$302	$1,719
Allowance for sales discounts(2)	5,819	36,254	37,444	4,629
Allowance for sales returns(3)	4,039	37,355	30,081	11,313
Chargeback allowance(4)	2,535	1,744	248	4,031
Year ended December 31, 2010:
Allowance for doubtful accounts(1)	$2,710	$(763)	$568	$1,379
Allowance for sales discounts(2)	2,796	26,514	23,491	5,819
Allowance for sales returns(3)	3,235	20,726	19,922	4,039
Chargeback allowance(4)	3,049	(253)	261	2,535

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