Form 10-Q
period 2013-03-31
DECKERS OUTDOOR CORP
filed 2013-05-10
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2013

Common Stock, $0.01 par value	34,451,650

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	March 31,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$64,591	$110,247
Trade accounts receivable, net of allowances of $15,651 and $25,086 as of March 31, 2013 and December 31, 2012, respectively	110,319	190,756
Inventories	257,096	300,173
Prepaid expenses	11,115	14,092
Other current assets	69,832	59,028
Income taxes receivable	7,702	—
Deferred tax assets	16,557	17,290
Total current assets	537,212	691,586

Property and equipment, net of accumulated depreciation of $75,535 and $69,580 as of March 31, 2013 and December 31, 2012, respectively	129,836	125,370
Goodwill	128,725	128,725
Other intangible assets, net of accumulated amortization of $18,180 and $16,164 as of March 31, 2013 and December 31, 2012, respectively	93,875	95,965
Deferred tax assets	13,522	13,372
Other assets	14,273	13,046
Total assets	$917,443	$1,068,064

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$10,000	$33,000
Trade accounts payable	57,490	133,457
Accrued payroll	16,031	15,896
Other accrued expenses	40,298	59,597
Income taxes payable	3,333	25,067
Total current liabilities	127,152	267,017

Long-term liabilities	45,416	62,246
Commitments and contingencies (note 9)
Stockholders’ equity:
Deckers Outdoor Corporation stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 34,447 and 34,400 shares as of March 31, 2013 and December 31, 2012, respectively	344	344
Additional paid-in capital	143,257	139,046
Retained earnings	601,818	600,811
Accumulated other comprehensive loss	(544)	(1,400)
Total Deckers Outdoor Corporation stockholders’ equity	744,875	738,801
Total liabilities and equity	$917,443	$1,068,064

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Net sales	$263,760	$246,306
Cost of sales	140,201	133,018
Gross profit	123,559	113,288

Selling, general and administrative expenses	120,907	101,355
Income from operations	2,652	11,933

Other expense (income), net:
Interest income	(26)	(102)
Interest expense	339	49
Other, net	(171)	(348)
	142	(401)
Income before income taxes	2,510	12,334

Income tax expense	1,503	4,299
Net income	1,007	8,035

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedging	1,530	(1,068)
Foreign currency translation adjustment	(674)	738
Total other comprehensive income (loss)	856	(330)
Comprehensive income	$1,863	$7,705

Net income attributable to:
Deckers Outdoor Corporation	1,007	7,887
Noncontrolling interest	—	148
	$1,007	$8,035

Comprehensive income attributable to:
Deckers Outdoor Corporation	1,863	7,557
Noncontrolling interest	—	148
	$1,863	$7,705

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$0.03	$0.20
Diluted	$0.03	$0.20

Weighted-average common shares outstanding:
Basic	34,404	38,614
Diluted	34,788	39,094

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,007	$8,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	8,970	8,418
Change in fair value of contingent consideration	979	—
(Recovery of) provision for doubtful accounts	(314)	204
Stock compensation	2,404	3,970
Other	(111)	165
Changes in operating assets and liabilities net of assets and liabilities acquired in acquisition of businesses:
Trade accounts receivable	80,751	85,010
Inventories	43,076	44,817
Prepaid expenses and other current assets	(7,413)	4,198
Income taxes receivable	(4,799)	—
Other assets	44	(2,117)
Trade accounts payable	(72,295)	(69,223)
Contingent consideration	(6,458)	(959)
Accrued expenses	(9,169)	(27,961)
Income taxes payable	(21,735)	(30,318)
Long-term liabilities	830	2,831
Net cash provided by operating activities	15,767	27,070

Cash flows from investing activities:
Purchases of property and equipment	(12,104)	(11,188)
Net cash used in investing activities	(12,104)	(11,188)

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(1,804)	(3,353)
Excess tax benefits from stock compensation	270	461
Cash paid for repurchases of common stock	—	(19,999)
Proceeds from issuance of short-term borrowings	10,000	—
Cash paid for repayment of short-term borrowings	(33,000)	—
Contingent consideration paid	(22,628)	(29,041)
Net cash used in financing activities	(47,162)	(51,932)

Effect of exchange rates on cash	(2,157)	1,015
Net change in cash and cash equivalents	(45,656)	(35,035)
Cash and cash equivalents at beginning of period	110,247	263,606
Cash and cash equivalents at end of period	$64,591	$228,571

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$27,885	$34,025
Interest	$68	$47
Non-cash investing activity:
Accruals for purchases of property and equipment	$1,263	$1,090
Accruals for asset retirement obligations	$23	$33
Non-cash financing activity:
Accruals for shares withheld for taxes	$1,365	$1,195

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

In May 2012, the Company purchased a noncontrolling interest in the Hoka One One® (Hoka) brand, a privately held footwear company, which was accounted for as an equity method investment.  In September 2012, the Company acquired the remaining ownership interest in Hoka.  The Company does not expect the acquisition of Hoka to be material to the Company’s condensed consolidated financial statements or have a significant seasonal impact on the Company.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto.  For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013 (Annual Report).

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The Company has elected to grant nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the employee recipients to receive shares of common stock in the Company upon vesting of the NSUs.  The vesting of all NSUs is subject to achievement of certain performance targets.  For the majority of NSUs granted in 2013, if the performance goal is achieved, one-third of these awards will vest at the end of each of the three years after the performance goal is achieved.  For NSUs granted in 2012, the performance target was not met and, therefore, the awards will not vest.  On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  There was no stock repurchased during the three months ended March 31, 2013.  As of March 31, 2013, the Company had repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share, leaving the remaining approved amount at $79,300.

During the three months ended March 31, 2013, the Company granted 108,000 NSUs under the 2006 Plan, at a weighted-average grant-date fair value of $55.69 per share.  As of March 31, 2013, future unrecognized compensation cost for these awards, excluding estimated forfeitures was $6,000. As of March 31, 2013, the Company believed that the achievement of at least the threshold performance objective of these awards was probable, and therefore recognized compensation expense accordingly for these awards.

Subsequent to March 31, 2013, the Company granted 174,500 NSUs under the 2006 Plan, at a weighted-average grant-date fair value of $58.52 per share. Future unrecognized compensation cost for these awards, excluding estimated forfeitures, is $10,200.

The following is a reconciliation of the Company’s retained earnings:

Retained Earnings
Balance at December 31, 2012	$600,811
Net income attributable to Deckers Outdoor Corporation	1,007
Balance at March 31, 2013	$601,818

(3)                     Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	March 31,	December 31,
	2013	2012
Unrealized gain on foreign currency hedging, net of tax	$1,530	$—
Cumulative foreign currency translation adjustment, net of tax	(2,074)	(1,400)
Accumulated other comprehensive loss	$(544)	$(1,400)

(4)                     Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders

Basic net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock.  For the three months ended March 31, 2013, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of NSUs, stock appreciation rights (SARs), and options to purchase common stock. For the three months ended March 31, 2012, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of NSUs, SARs, restricted stock units (RSUs), and options to purchase common stock. The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

	Three Months Ended March 31,
	2013	2012
Weighted-average shares used in basic computation	34,404,000	38,614,000
Dilutive effect of stock-based awards*	384,000	480,000
Weighted-average shares used for diluted computation	34,788,000	39,094,000

*Excluded NSUs	108,000	64,000
*Excluded RSUs	671,000	320,000
*Excluded SARs	525,000	525,000

The share-based awards that were excluded from the dilutive effect were excluded because necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through the three months ended March 31, 2013 and 2012, respectively.  The excluded awards include the maximum amounts achievable for these awards.

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

In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis.  For each plan year, on behalf of the Company, the Company’s Board of Directors (the Board) may, but is not required to, contribute any amount it desires to any participant under this program.  The Company’s contribution will be determined by the Board annually in the fourth quarter.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a rabbi trust as a reserve for the benefits payable under this program.  The assets of the trust are reported in other assets on the Company’s condensed consolidated balance sheets.  All amounts deferred are presented in long-term liabilities in the condensed consolidated balance sheets.

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

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The table below summarizes the Company’s financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair Value at March 31,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$3,819	$3,819	$—	$—
Nonqualified deferred compensation liability	$(3,819)	$(3,819)	$—	$—
Designated derivatives assets	$2,458	$—	$2,458	$—
Contingent consideration for acquisition of business	$(47,060)	$—	$—	$(47,060)

	Fair Value at December 31,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$3,653	$3,653	$—	$—
Nonqualified deferred compensation liability	$(3,653)	$(3,653)	$—	$—
Non-designated derivatives assets	$839	$—	$839	$—
Non-designated derivatives liabilities	$(336)	$—	$(336)	$—
Contingent consideration for acquisition of business	$(71,460)	$—	$—	$(71,460)

The Level 2 inputs consist of forward spot rates at the end of the reporting period (see note 6).

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.

Sanuk

The estimated fair value of the contingent consideration attributable to our Sanuk brand acquisition is based on the Sanuk brand estimated future gross profits, using a probability weighted average sales forecast to determine a best estimate of gross profits.  The estimated sales forecast includes a compound annual growth rate (CAGR) of 18.3% from fiscal year 2012 through fiscal year 2015.  The gross profit forecasts for fiscal years 2013 through 2015 range from approximately $55,000 to $82,000, which are then used to apply the contingent consideration percentages in accordance with the applicable agreement (see note 9).  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  The Company’s use of different estimates and assumptions could produce different estimates of the value of the contingent consideration.  For example, a 5.0% change in the estimated CAGR would change the total liability balance at March 31, 2013 by approximately $4,000.

Hoka

In connection with the Company’s acquisition of the Hoka brand, the purchase price includes contingent consideration which is based on the Hoka brand’s estimated future net sales, using a probability weighted average sales forecast to determine a best estimate.  Estimated contingent consideration payments of $1,500 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of March 31, 2013.  The Company’s use of different estimates and assumptions is not expected to have a material impact to the value of the contingent consideration.

Refer to note 9 for further information on the contingent consideration arrangements.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The following table presents a reconciliation of the Level 3 measurement:

Balance, December 31, 2012	$71,460
Payments	(25,400)
Change in fair value	1,000
Balance, March 31, 2013	$47,060

(6)                     Foreign Currency Exchange Contracts and Hedging

The Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $63,000 as of March 31, 2013, held by two counterparties.  At December 31, 2012, the Company had non-designated derivative contracts with notional amounts totaling approximately $19,000, which were comprised of offsetting contracts with the same counterparty and expired in March 2013.  At March 31, 2013, the outstanding contracts were expected to mature over the next nine months.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives.  During the three months ended March 31, 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2013.  The effective portion of the gain or loss on the derivative is reported in other comprehensive (loss) income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of March 31, 2013, the total amount in accumulated other comprehensive loss (see note 3) was expected to be reclassified into income within the next twelve months.

The following table summarizes the effect of foreign exchange contracts designated as cash flow hedging relationships on the condensed consolidated financial statements:

For the Three Months Ended March 31,	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain (Loss) from Amount Excluded from Effectiveness Testing
2013	$2,491	Net Sales	$—	SG&A	$(33)
2012	$(1,908)	Net Sales	$106	SG&A	$45

All of the Company’s derivatives were designated as hedging instruments as of March 31, 2013.

(7)                     Credit Agreement

At March 31, 2013, the Company had $10,000, with a weighted average interest rate of 3.75%, of outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of $189.  As a result, $389,811 was the unused balance under the Amended and Restated Credit Agreement at March 31, 2013.  After applying the asset coverage ratio the amount available to borrow at March 31, 2013 was $186,905.  Subsequent to March 31, 2013, the Company borrowed $3,000 and repaid $10,000, resulting in a remaining outstanding balance of $3,000 under the Amended and Restated Credit Agreement through May 10, 2013.

(8)                     Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies in the Annual Report, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments.  The Company evaluates segment performance primarily based on net sales and income or loss from operations.  The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and its other brands, its eCommerce business and its retail store business.  The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies.  The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment.  The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Beginning January 1, 2013, all gross profit derived from the sales to third parties of the eCommerce and retail stores segments is reported in income from operations of the eCommerce and retail stores segments, respectively.  In prior periods, the gross profit derived from the sales to third parties of the eCommerce and retail stores segments was separated into two components: (i) the wholesale profit was included in the related operating income or loss of each wholesale segment, and represented the difference between the Company’s cost and the Company’s wholesale selling price, and (ii) the retail profit was included in the operating income of the eCommerce and retail stores segments, and represented the difference between the Company’s wholesale selling price and the Company’s retail selling price. Each of the wholesale segments charged the eCommerce and retail segments the same price that they charged third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation.  These changes in segment reporting only changed the presentation within the table below and did not impact the Company’s condensed consolidated financial statements for any periods. The Company believes that these changes are appropriate and better align with how management views the business, which is that sales of the eCommerce and retail stores segments each generate a cash flow of their own and the wholesale segments are not active in generating those cash flows.  The segment information for the three months ended March 31, 2012 has been adjusted retrospectively to conform to the current period presentation.

In 2013, the Company’s other brands include TSUBO®, Ahnu®, MOZO®, and Hoka.  On September 27, 2012, the Company acquired the remaining ownership interest in Hoka, which was previously a privately held footwear company in which the Company already had a noncontrolling ownership interest.  The results of operations for Hoka are included in the other brands segments beginning from the acquisition date.  The wholesale operations of the Company’s other brands are included as one reportable segment, other wholesale, presented in the figures below.  Business segment information is summarized as follows:

	Three Months Ended
	March 31,
	2013	2012

Net sales to external customers:
UGG wholesale	$82,706	$91,934
Teva wholesale	50,504	48,409
Sanuk wholesale	30,011	32,272
Other wholesale	10,369	5,787
eCommerce	26,614	21,705
Retail stores	63,556	46,199
	$263,760	$246,306

Income (loss) from operations:
UGG wholesale	$14,081	$15,800
Teva wholesale	9,640	7,870
Sanuk wholesale	9,360	10,635
Other wholesale	(2,580)	(1,408)
eCommerce	8,936	9,217
Retail stores	10,466	11,217
Unallocated overhead costs	(47,251)	(41,398)
	$2,652	$11,933

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Business segment asset information is summarized as follows:

	March 31,	December 31,
	2013	2012
Total assets for reportable segments:
UGG wholesale	$220,728	$377,997
Teva wholesale	86,445	59,641
Sanuk wholesale	220,577	209,861
Other wholesale	31,475	29,446
eCommerce	3,072	5,058
Retail stores	128,586	134,804
	$690,883	$816,807

Inter-segment sales from the Company’s wholesale segments to the Company’s eCommerce and retail stores segments are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.  Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to the eCommerce and retail stores segments.

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

	March 31,	December 31,
	2013	2012
Total assets for reportable segments	$690,883	$816,807
Unallocated cash and cash equivalents	64,591	110,247
Unallocated deferred tax assets	30,079	30,662
Other unallocated corporate assets	131,890	110,348
Consolidated total assets	$917,443	$1,068,064

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits.  While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  As of March 31, 2013, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions.  These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets.  As of March 31, 2013, the Company had experienced no loss or lack of access to its invested cash and cash equivalents.  The Company’s cash and cash equivalents are as follows:

	March 31,	December 31,
	2013	2012
Money market fund accounts	$25,455	$52,650
Cash	39,136	57,597
Total Cash and Cash Equivalents	$64,591	$110,247

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 30.7% and 30.8% of the Company’s total net sales for the three months ended March 31, 2013 and 2012, respectively.  For the three months ended March 31, 2013 and 2012, no single foreign country comprised more than 10% of total net sales.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.  Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	March 31,	December 31,
	2013	2012
US	$96,284	$89,423
All other countries*	33,552	35,947
Total	$129,836	$125,370

*  No foreign country’s long-lived assets comprised more than 10% of total long-lived assets as of March 31, 2013 and December 31, 2012.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of net sales for either the three months ended March 31, 2013 or 2012.  As of March 31, 2013, no single customer accounted for more than 10% of net trade accounts receivable.  As of December 31, 2012, one customer accounted for 18.8% of net trade accounts receivable.

The Company’s production is concentrated at a limited number of independent contractor factories.  The Company’s materials sourcing is concentrated in Australia and China and includes a limited number of key sources for sheepskin, the principal raw material for certain UGG products. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.  The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company’s control.  Further, the price of sheepskin is impacted by demand, industry, and competitors.

(9)                     Commitments and Contingencies

The Company is currently involved in various legal claims arising in the ordinary course of business.  Management does not believe that the disposition of these matters, whether individually or in the aggregate, will have a material effect on the Company’s financial position or results of operations.

Contingent Consideration.  In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of March 31, 2013, the remaining contingent consideration payments, which have no maximum, are as follows:

•                  36.0% of the Sanuk brand gross profit in 2013, and

•                  40.0% of the Sanuk brand gross profit in 2015.

As of March 31, 2013 and December 31, 2012, contingent consideration for the acquisition of the Sanuk brand of $45,609 and $70,360, respectively, are included within other accrued expenses ($18,711 and $25,450 at March 31, 2013 and December 31, 2012, respectively) and long-term liabilities ($26,898 and $44,910 at March 31, 2013 and December 31, 2012, respectively) in the condensed consolidated balance sheets.  Refer to note 5 for further information on the contingent consideration amounts.

In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000.  Based on current projections as of March 31, 2013, contingent consideration for the acquisition of the Hoka brand of $1,500 is included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheets.  Refer to note 5 for further information on the contingent consideration amounts.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Purchase Obligations.  The Company has unconditional purchase obligations relating to sheepskin contracts.  The Company enters into contracts requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories, and other agents (each, a Buyer) must make on or before a specified target date.  Under certain contracts, the Company may pay an advance deposit, which is included in other current assets on the condensed consolidated balance sheets and shall be repaid to the Company as Buyers purchase goods under the terms of these agreements.  In the event that a Buyer does not purchase certain minimum commitments on or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled.  These agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts.  The contracts do not permit net settlement.  The Company expects sheepskin purchases by third party factories will eventually exceed the contract levels.  Therefore, management believes the likelihood of any non-performance payments under these contractual arrangements is remote and would have an immaterial effect on the condensed consolidated statements of comprehensive income.  The Company determined this based upon its projected sales and inventory purchases.  Minimum commitments for these contracts as of March 31, 2013 were as follows:

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
October 2011	July 31, 2012	$50,000	$270,000	$39,383	$75,907
October 2012	September 30, 2013	$—	$83,000	$—	$58,738

Subsequent to March 31, 2013, the Company entered into another sheepskin agreement for a total minimum commitment of $26,750 with a final target date of September 30, 2014. Under this contract, the Company will not pay an advance deposit.  In the event that the minimum commitment has not been reached by September 30, 2014 the Company will advance funds to cover the remaining commitment under the contract, with such advanced amounts to be refunded upon the future purchase of the minimum purchase commitment by a Buyer.

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

The Company has ongoing income tax examinations under various state tax jurisdictions.  It is the opinion of management that these audits and inquiries will not have a material impact on the Company’s condensed consolidated financial statements.

Indemnification.  The Company has agreed to indemnify certain of its licensees, distributors, and promotional partners in connection with claims related to the use of the Company’s intellectual property.  The terms of such agreements range up to five years initially and generally do not provide for a limitation on the maximum potential future payments.  From time to time, the Company also agrees to indemnify its licensees, distributors and promotional partners in connection with claims that the Company’s products infringe the intellectual property rights of third parties.  These agreements may or may not be made pursuant to a written contract.

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

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(10)              Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill, Net	Other Intangible Assets, Net
Balance at December 31, 2012*	$128,725	$95,965
Amortization expense	—	(1,940)
Changes in foreign currency exchange rates	—	(150)
Balance at March 31, 2013	$128,725	$93,875

The Company’s goodwill by segment is as follows:

	March 31,	December 31,
	2013	2012
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	8,680	8,680
Total	$128,725	$128,725

*          The above tables, as well as the Condensed Consolidated Balance Sheet at December 31, 2012, have been retrospectively restated to reflect adjustments to the purchase price allocation from our prior year acquisition.  Goodwill was increased and other intangible assets were decreased by $2,458.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated or projected in the forward-looking statements.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact contained in this interim report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” ‘plan”, “predict”, “should,” “will,” and similar expressions, or the negative of these expressions, as they relate to us, our management and our industry.  Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:

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

Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Part II, Item 1A of this interim report in the section entitled “Risk Factors,” as well as in our other filings with the SEC.  In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. As a result, actual results may differ materially from the results stated in or implied by our forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this quarterly report, as a prediction of actual results.

You should read this report in its entirety, together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 1, 2013 (Annual Report), and the documents that we file as exhibits to these reports and the documents that we incorporate by reference in these reports, with the understanding that our future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements and we expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of the NASDAQ Stock Market.

References to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.  Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and selling prices per pair.  The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the accompanying notes to those statements included elsewhere in this document.

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

In addition to our primary brands, our other brands include TSUBO®, a line of high-end casual footwear that incorporates style, function and maximum comfort; Ahnu®, a line of outdoor performance and lifestyle footwear; MOZO®, a line of innovative footwear designed and engineered for culinary professionals that spend long hours working on their feet; and Hoka One One® (Hoka), a line of footwear for all capacities of runner designed to alleviate fatigue, impact and muscle strain.

We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products.

Our business has been impacted by what we believe are several important trends that we expect will continue:

•                  Continuing uncertainty surrounding US and global economic conditions have adversely impacted businesses worldwide. Some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

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

We have experienced significant cost increases over the past several years, notably with respect to sheepskin.  We attempt to cover the full amount of our sheepskin purchases under fixed price contracts.  We continually strive to contain our material costs through increasing the mix of non-sheepskin products, exploring new footwear materials and new production technologies, and utilizing lower cost production, including in the US from where we began sourcing products in 2012.  Also, refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for further discussion of our commodity price risk.

Below is an overview of the various components of our business, including some key factors that affect each business and some of our strategies for growing each business.

UGG Brand Overview

UGG Australia has grown to be well-known in the US and internationally in the footwear industry. With loyal consumers around the world, including high-profile celebrities, the UGG brand continually earns media exposure from numerous outlets both organically and from strategic public relations efforts. The UGG brand has invested in paid media creating impactful integrated campaigns across multiple media channels (including television, out-of-home (OOH), print, digital and social) that are globally scalable, contributing to broader public awareness of the brand.

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

•                  continued expansion of worldwide retail through new UGG Australia stores; and

•                  continued geographic expansion through our UGG Australia concept and outlet stores globally.

We believe the luxurious comfort of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have increased our product offering, including a growing spring line, an expanded men’s line, a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as handbags, cold weather accessories, and apparel. We have also recently expanded our marketing and promotional efforts, which we believe has contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification also will help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.

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

We see an opportunity to grow the Teva brand significantly outside of the US.  In 2013, we are furthering Teva’s global expansion in Asia and Latin America.  Within the US, we see strong growth opportunities within our current core channels of distribution, outdoor specialty and sporting goods, as our product assortment evolves and expands.  We continue to see strong sandal sales and growth in our closed-toe offering including Teva’s new proprietary outdoor cross trainer, TevaSphere™. Also, through effective product and distribution segmentation, we see significant expansion opportunities within the family value, department store, better footwear, and action sports channels. However, we cannot assure investors that these efforts will be successful.

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

TSUBO, meaning pressure point in Japanese, is marketed as high-end casual footwear for men and women. The brand is a synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function, and maximum comfort. We are positioning the TSUBO brand as the premium footwear solution for people in the city. We are continuing to create products to address consumers’ unique needs of all-day comfort, innovative style, and superior quality.

The Ahnu brand is an outdoor performance and lifestyle footwear brand for men and women. The name Ahnu is derived from the Celtic goddess representing the balance of well-being and prosperity. The brand focuses primarily on female consumers offering style and comfort for active women on both trails and pavement. The product goal is to achieve uncompromising footwear performance by developing footwear that will provide the appropriate balance of traction, grip, flexibility, cushioning, and durability for a variety of outdoor activities — whether on trails, beaches, or sidewalks.

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

eCommerce Overview

Our eCommerce business, which sells all of our brands, allows us to reinforce our relationship with the consumer. eCommerce enables us to meet the growing demand for our products, sell the products at retail prices, and provide significant incremental operating income. The eCommerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands’ promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments. Our websites also drive wholesale and distributor sales by increasing brand awareness and directing consumers to retailers that carry our brands, including our own retail stores. In recent years, our eCommerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.

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

As of March 31, 2013, we had a total of 78 retail stores worldwide. These stores are company-owned and operated and include our China stores, which prior to April 2, 2012 were owned and operated with our joint venture partner.  On April 2, 2012, we purchased the remaining interest in our Chinese joint venture.  During the remainder of 2013, we plan to open additional retail stores, with the majority in international locations.  We intend to continue opening more retail stores worldwide beyond 2013.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth calendar quarters and the highest percentage of Teva and Sanuk brand net sales occurring in the first and second calendar quarters of each year.  Our other brands do not have a significant seasonal impact.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$263,760
Income from operations	$2,652

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$246,306	$174,436	$376,392	$617,264
Income (loss) from operations	$11,933	$(28,708)	$59,609	$144,114

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table summarizes the Company’s results of operations:

	Three Months Ended March 31,
	2013		2012		Change
	Amount	%	Amount	%	Amount	%
Net sales	$263,760	100.0%	$246,306	100.0%	$17,454	7.1%
Cost of sales	140,201	53.2	133,018	54.0	7,183	5.4
Gross profit	123,559	46.8	113,288	46.0	10,271	9.1
Selling, general and administrative expenses	120,907	45.8	101,355	41.2	19,552	19.3
Income from operations	2,652	1.0	11,933	4.8	(9,281)	(77.8)
Other expense (income), net	142	0.1	(401)	(0.2)	543	135.4
Income before income taxes	2,510	1.0	12,334	5.0	(9,824)	(79.6)
Income taxes	1,503	0.6	4,299	1.7	(2,796)	(65.0)
Net income	1,007	0.4	8,035	3.3	(7,028)	(87.5)
Net income attributable to the noncontrolling interest	—	—	(148)	(0.1)	148	*
Net income attributable to Deckers Outdoor Corporation	$1,007	0.4%	$7,887	3.2%	$(6,880)	(87.2)%

* Calculation of percentage change is not meaningful.

Overview.  The Hoka brand operations are included in our results of operations effective upon our acquisition date of September 27, 2012, and are included in our other brands segment.  The increase in our overall net sales was primarily due to an increase in UGG retail and eCommerce sales, as well as increases in our other brands and Teva wholesale sales, partially offset by a decrease in UGG and Sanuk wholesale sales.  The decrease in income from operations resulted primarily from higher selling, general and administrative expenses, partially offset by an increase in gross profit.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended March 31,
			Change
	2013	2012	Amount	%
Net sales by location:
US	$182,693	$170,558	$12,135	7.1%
International	81,067	75,748	5,319	7.0
Total	$263,760	$246,306	$17,454	7.1%

Net sales by brand and distribution channel:
UGG:
Wholesale	$82,706	$91,934	$(9,228)	(10.0)%
eCommerce	24,409	20,058	4,351	21.7
Retail stores	63,466	46,079	17,387	37.7
Total	170,581	158,071	12,510	7.9
Teva:
Wholesale	50,504	48,409	2,095	4.3
eCommerce	1,057	1,347	(290)	(21.5)
Retail stores	46	74	(28)	(37.8)
Total	51,607	49,830	1,777	3.6
Sanuk:
Wholesale	30,011	32,272	(2,261)	(7.0)
eCommerce	918	107	811	757.9
Retail stores	17	—	17	*
Total	30,946	32,379	(1,433)	(4.4)
Other:
Wholesale	10,369	5,787	4,582	79.2
eCommerce	230	193	37	19.2
Retail stores	27	46	(19)	(41.3)
Total	10,626	6,026	4,600	76.3
Total	$263,760	$246,306	$17,454	7.1%

Total eCommerce	$26,614	$21,705	$4,909	22.6%

Total Retail stores	$63,556	$46,199	$17,357	37.6%

* Calculation of percentage change is not meaningful.

The increase in net sales was primarily due to an increase in UGG retail and eCommerce sales, as well as increases in our other brands and Teva wholesale sales, partially offset by a decrease in UGG and Sanuk wholesale sales.  We experienced a decrease in the number of pairs sold in our Sanuk and UGG wholesale segments, partially offset by an increase in pairs sold in our retail stores, other brands and Teva wholesale, and eCommerce segments.  This resulted in a decrease in the overall volume of footwear sold for all brands of 1.6% to approximately 6.0 million pairs sold for the three months ended March 31, 2013 from 6.1 million pairs for the three months ended March 31, 2012.  Our weighted-average wholesale selling price per pair increased to $31.99 for the three months ended March 31, 2013 from $31.64 for the three months ended March 31, 2012.  The increased average selling price was primarily due to the addition of Hoka product sales and increases in average selling prices for UGG and Teva domestic wholesale channels, partially offset by decreases in average selling prices for the eCommerce, UGG and Teva international wholesale, Sanuk domestic wholesale and retail segments.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in the volume of pairs sold.  The average selling price for sales outside the US decreased, and was offset by an increase in the average selling price for sales in the US.  The decrease in volume was primarily due to our wholesale customers in the US, as well as our distributors throughout Europe and wholesale customers in Benelux, partially offset by an increase in volume to our distributors throughout Asia and wholesale customers in the United Kingdom

(UK), France and Japan.  For UGG wholesale net sales, the decrease in volume had an impact of approximately $9,000.  We believe the decline in volume was partially due to reduced orders because of our customers’ increased carryover inventory levels resulting from a mild winter in the prior year, and difficult economic conditions in Europe.  At this time, we expect our customers’ carryover inventory levels to decrease but not diminish completely.  We continue to address pricing and use global strategy to pursue sales in other parts of the world to mitigate the risk in Europe, and we are making strides to develop more regionally relevant, less weather dependent products to make the UGG brand into more of a year-round brand.

Wholesale net sales of our Teva brand increased due to both an increase in the volume of pairs sold and an increase in the average selling price.  The increase in volume was primarily to our distributors throughout Asia, as well as our wholesale customers in the UK, partially offset by a decrease in volume to our wholesale customers in Benelux, the US, Japan and France, as well as our distributors throughout Europe.  The increase in average selling price was primarily due to a shift in product mix, including the launch of the TevaSphere™ which carries a higher average selling price.  For Teva wholesale net sales, the increase in volume had an impact of approximately $1,000 and the increase in weighted-average wholesale selling price per pair had an impact of approximately $1,000.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the average selling price, as well as a decrease in the volume of pairs sold.  The decrease in average selling price was primarily due to a shift in product mix, as well as an increase in the amount of discounts given as the brand moves from an at once to more of a prebook business.  For Sanuk wholesale net sales, the decrease in weighted-average wholesale selling price per pair had an impact of approximately $1,000 and the decrease in volume had an impact of approximately $1,000.

Wholesale net sales of our other brands increased due to an increase in average selling price, as well as an increase in the volume of pairs sold.  The increase in selling price was primarily due to the addition of the Hoka brand, which carries higher average selling prices than the other brands included in this segment. The increase in volume of pairs sold was primarily due to the addition of the Hoka brand, as well as increases in volume in all other brands except MOZO.  Hoka sales are included from our acquisition date of September 27, 2012 and, therefore, no comparable sales amounts are included in the sales for the three months ended March 31, 2013.  Excluding the Hoka brand, our other brands’ wholesale net sales increased by approximately $2,000 due to an increase in the weighted-average wholesale selling price per pair, partially offset by a decrease in sales of approximately $1,000 due to a decrease in the volume of pairs sold.

Net sales of our eCommerce business increased due to an increase in the number of pairs sold, partially offset by a decrease in the average selling price. The increase in number of pairs sold was primarily in the US, as well as Europe, Canada and Japan.  For eCommerce net sales, the increase in volume had an impact of approximately $6,000 and the decrease in weighted-average selling price had an impact of approximately $1,000.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 29 new stores opened since March 31, 2012.  Same store sales for the thirteen weeks ended March 31, 2013 increased by 6.6% compared to the same period in 2012.  In 2013 we expect to open approximately 30 retail stores; we estimate two thirds of these new stores will be in Asia, primarily in China and Japan, with the remaining new stores in the US and Europe.  As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.

International sales, which are included in the segment sales above, for all of our products combined represented 30.7% and 30.8% of worldwide net sales for the three months ended March 31, 2013 and 2012, respectively.  The increase in the dollar amount of international sales was largely due to increased retail and eCommerce sales, partially offset by decreased sales in our wholesale and distributor channels, primarily in the European region.

Gross Profit.  As a percentage of net sales, gross margin increased primarily due to an increased mix of retail sales which carry higher margins.  Our gross margins fluctuate based on several factors, including material costs.  We expect costs for sheepskin, which is one of our primary material costs, to decrease in the fourth quarter of 2013 compared to the same period in 2012.  Accordingly, we expect our gross margin to increase for the full year 2013 compared to 2012, the majority of which will be realized in the fourth quarter of 2013.

Selling, General and Administrative (SG&A)Expenses.  The change in SG&A expenses was primarily due to:

•	increased retail costs of approximately $10,000, largely related to 29 new retail stores that were not open as of March 31, 2012;
•	increased international expenses of approximately $6,000, primarily related to the impact of foreign currency rate fluctuations;
•	increased performance-based compensation of approximately $2,000; and
•	increased expenses of approximately $3,000 for the Hoka brand which we did not own at March 31, 2012.

Income from Operations.  Refer to Note 8 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Three Months Ended March 31,
			Change
	2013	2012	Amount	%
UGG wholesale	$14,081	$15,800	$(1,719)	(10.9)%
Teva wholesale	9,640	7,870	1,770	22.5
Sanuk wholesale	9,360	10,635	(1,275)	(12.0)
Other wholesale	(2,580)	(1,408)	(1,172)	(83.2)
eCommerce	8,936	9,217	(281)	(3.0)
Retail stores	10,466	11,217	(751)	(6.7)
Unallocated overhead costs	(47,251)	(41,398)	(5,853)	(14.1)
Total	$2,652	$11,933	$(9,281)	(77.8)%

Income from operations decreased primarily due to the increase in SG&A expenses, partially offset by the increase in gross profit.  Beginning January 1, 2013, all gross profit derived from the sales to third parties of the eCommerce and retail stores segments is reported in income from operations of the eCommerce and retail stores segments, respectively.  In prior periods, the gross profit derived from the sales to third parties of the eCommerce and retail stores segments was separated into two components: (i) the wholesale profit was included in the related operating income or loss of each wholesale segment, and represented the difference between the Company’s cost and the Company’s wholesale selling price, and (ii) the retail profit was included in the operating income of the eCommerce and retail stores segments, and represented the difference between the Company’s wholesale selling price and the Company’s retail selling price. Each of the wholesale segments charged the eCommerce and retail segments the same price that they charged third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation.  These changes in reporting only changed the presentation within the table above and did not impact the Company’s condensed consolidated financial statements for any periods. We believe that these changes are appropriate and better align with how we view the business.  The income from operations information for the three months ended March 31, 2012 has been adjusted retrospectively to conform to the current period presentation.

The decrease in income from operations of UGG brand wholesale was primarily the result of a decrease in gross profit of approximately $2,000, primarily attributable to the decrease in net sales.

The increase in income from operations of Teva brand wholesale was primarily the result of an increase in gross profit of approximately $2,000, primarily attributable to the increase in net sales and a 2.5% increase in gross margin.  The improved gross margin was primarily due to improved margins on distributor sales as well as a smaller impact of closeout sales on margins.

The decrease in income from operations of Sanuk brand wholesale was primarily the result of a decrease in gross profit of approximately $1,000, primarily attributable to the decrease in net sales.

The increase in loss from operations of our other brands wholesale was primarily the result of the Hoka brand’s activity which we did not own at March 31, 2012.

The small decrease in income from operations of our eCommerce business was primarily due to an increase in operating expenses of approximately $600, partially offset by an increase in gross profit of approximately $300.

The decrease in income from operations of our retail store business, which primarily relates to the UGG brand, was primarily due to approximately $10,000 of higher operating expenses largely related to our new store openings.  These results were partially offset by increased gross profit of approximately $9,000.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $6,000 related to the impact of foreign currency rate fluctuations.

Other Expense (Income), Net.  Other expense, net was $142 for the three months ended March 31, 2013 as compared to other income, net of $401 for the three months ended March 31, 2012.  The change was primarily due to interest expense on our short-term borrowings and amortization of credit facility fees related to our Amended and Restated Credit Agreement.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Three Months Ended
	March 31,
	2013	2012
Income tax expense	$1,503	$4,299
Effective income tax rate	59.9%	34.9%

The increase in the effective tax rate was primarily due to an overall discrete tax liability recorded in the quarter of approximately $700 which relates to a combination of prior year US federal, state and foreign tax adjustments.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of March 31, 2013, approximately $ 54.7 million of our total cash and cash equivalents were held by our foreign subsidiaries.  This cash is associated with earnings that we consider permanently reinvested.  We have no current plans to repatriate cash and cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside of the United States through the funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations.  Further, we do not currently forecast a need for these funds in the United States as the Company’s US operations are supported by the cash generated from the US operations.  We anticipate our effective tax rate for the full year 2013 to be approximately 32% as compared with the full year rate of 29.9% in 2012.  The primary driver for the increase in the effective tax rate is a projected increase of domestic earnings subject to US tax rates relative to worldwide earnings.

Net Income Attributable to the Noncontrolling Interest.  Prior to April 2, 2012, we owned 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China.  Stella International is also one of our major manufacturers in China. On April 2, 2012, we purchased, for a total purchase price of $20,000, the 49% noncontrolling interest owned by Stella International.  Prior to this purchase, we already had a controlling interest in this entity, and therefore, the subsidiary had been and will continue to be consolidated with our operations.

Net Income Attributable to Deckers Outdoor Corporation.  Our net income decreased as a result of the items discussed above.  Our diluted earnings per share decreased primarily as a result of the decrease in net income, partially offset by a reduction in the diluted weighted-average common shares outstanding.  The reduction in the diluted weighted-average common shares outstanding was the result of our share repurchases since March 31, 2012.  The weighted-average impact of the share repurchases was a reduction of approximately 4,200,000 shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our guarantee contracts. See “Contractual Obligations” below.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and as needed, the credit available under our Amended and Restated Credit Agreement.  In an economic recession or under other adverse economic conditions, our cash generated from operations may decline, and we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, or renew or access our existing credit.  These factors may impact our working capital reserves and have a material adverse effect on our business.

Our cash flow cycle includes the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables.  As a result, our working capital requirements begin when we purchase, or make deposits on, the inventories and continue until we ultimately collect the resulting receivables.  The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva and Sanuk brands build inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters.  Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year.  The cash required to fund these working capital fluctuations has been provided using our internal cash flows and short-term borrowings.  As needed, we borrow funds under our Amended and Restated Credit Agreement.

The following table summarizes the Company’s cash flows and working capital:

	Three Months Ended March 31,
			Change
	2013	2012	Amount	%
Net cash provided by operating activities	$15,767	$27,070	$(11,303)	(41.8)%
Net cash used in investing activities	$(12,104)	$(11,188)	$(916)	(8.2)%
Net cash used in financing activities	$(47,162)	$(51,932)	$4,770	9.2%

	March 31,	December 31,	Change
	2013	2012	Amount	%
Cash and cash equivalents	$64,591	$110,247	$(45,656)	(41.4)%
Trade accounts receivable	110,319	190,756	(80,437)	(42.2)
Inventories	257,096	300,173	(43,077)	(14.4)
Other current assets	105,206	90,410	14,796	16.4
Total current assets	537,212	691,586	(154,374)	(22.3)

Short-term borrowings	10,000	33,000	(23,000)	(69.7)
Trade accounts payable	57,490	133,457	(75,967)	(56.9)
Other current liabilities	59,662	100,560	(40,898)	(40.7)
Total current liabilities	127,152	267,017	(139,865)	(52.4)

Net working capital	$410,060	$424,569	$(14,509)	(3.4)%

Cash from Operating Activities.  Net cash provided by operating activities decreased primarily due to other current assets increasing more, the reduction in net income, trade accounts receivable decreasing less and trade accounts payable decreasing more during the three months ended March 31, 2013 versus 2012.  The larger increase in other current assets was due to an increase in Value Added Tax (VAT) receivables in the three months ended March 31, 2013 versus 2012, as well as refunds of deposits received in accordance with our contracts to purchase sheepskin in the three months ended March 31, 2012.  The smaller decrease in trade accounts receivable was primarily due to lower cash collections in the first three months of 2013 versus 2012.  The larger decrease in trade accounts payable was primarily related to the timing of our inventory purchases and payments.  These decreases in operating cash flows were partially offset by a smaller decrease in accrued expenses in the three months ended March 31, 2013 versus 2012.  The smaller decrease in accrued expenses was primarily due to decreased performance based compensation accrued for at December 31, 2012 versus 2011, and paid during the first quarter of 2013 versus 2012, respectively.  Net working capital decreased as of March 31, 2013 from December 31, 2012, primarily as a result of lower trade accounts receivable, lower cash and cash equivalents, and lower inventories.  These decreases to working capital were partially offset by the decreases to trade accounts payable and other current liabilities.  Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover decreased to 6.7 times in the twelve months ended March 31, 2013 from 7.8 times for the twelve months ended March 31, 2012, primarily due to slower collections of accounts receivables outside of the US, as well as extending the terms for one of our largest customers.  Although we believe the slower collections of receivables outside the US is a trend that may continue due to overall global economic uncertainty, we believe in the long-term our accounts receivable turnover will stabilize and eventually improve.

Inventory turnover decreased to 2.4 times for the twelve months ended March 31, 2013 compared to 3.2 times for the twelve months ended March 31, 2012, primarily due to higher average inventory levels during the twelve months ended March 31, 2013 compared to the twelve months ended March 31, 2012, partially offset by increased sales.  The higher inventory balances were primarily attributed to carryover product from the 2012 holiday period of predominantly continuing styles, increased inventory to support our additional retail locations, overall projected sales increases, and increased materials and factory costs.

Cash from Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2013 resulted from the purchases of property and equipment.  The capital expenditures include the build out of new retail stores and our corporate facilities, and purchases of computer hardware and software.  For the three months ended March 31, 2012, net cash used in investing activities resulted from the purchases of property and equipment.

As of March 31, 2013, we had approximately $2,000 of commitments for future capital expenditures primarily related to the build out of new retail stores.  We estimate that the remaining capital expenditures for 2013, including the aforementioned commitments, will range from approximately $80,000 to $85,000.  We anticipate these expenditures will primarily include the construction costs of new retail stores and new corporate facilities.  The actual amount of capital expenditures for the remainder of the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the three months ended March 31, 2013, net cash used in financing activities was comprised primarily of repayments of short-term borrowings as well as contingent consideration paid related to our Sanuk and Hoka acquisitions, partially offset by short-term borrowings of $10,000.  For the three months ended March 31, 2012, net cash used in financing activities was comprised primarily of contingent consideration paid related to our Sanuk acquisition, as well as cash used for repurchases of our common stock.

On June 13, 2012, our Board of Directors approved a stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  As of March 31, 2013, we repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66.  As of March 31, 2013, the remaining approved amount was approximately $79,300.

In August 2011, we entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto.  In August 2012 we amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility. Refer to Note 8 to our accompanying condensed consolidated financial statements for further information on our Amended and Restated Credit Agreement.  At March 31, 2013, we had approximately $10,000 of outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of $189, leaving an unused balance of $389,811 under the Amended and Restated Credit Agreement.  As of March 31, 2013, we were in compliance with all covenants and we remain in compliance as of the date of this report.  Subsequent to March 31, 2013, we borrowed $3,000 and repaid $10,000, resulting in a remaining outstanding balance of $3,000 under the Amended and Restated Credit Agreement through the date of this report.  We believe this syndicated credit facility will sufficiently cover our liquidity needs for at least the next 12 months.

Contractual Obligations.  The following table summarizes our contractual obligations at March 31, 2013, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$220,856	$39,772	$67,196	$55,109	$58,779
Purchase obligations(2)	508,959	508,058	901	—	—
Total	$729,815	$547,830	$68,097	$55,109	$58,779

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

We also entered into minimum purchase commitments (see Note 9 to our accompanying condensed consolidated financial statements). We have included the total remaining cash commitments, net of deposits, as of March 31, 2013 in this table. We expect our sheepskin purchases by third party factories supplying UGG product to us will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

The purchase price for the Sanuk brand also includes contingent consideration over the next three years as follows:

•      36.0% of the Sanuk brand gross profit in 2013, and

•      40.0% of the Sanuk brand gross profit in 2015.

There is no maximum to the Sanuk contingent consideration payments for 2013 and 2015.  These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $45,609 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of March 31, 2013.  See Note 5 to our accompanying condensed consolidated financial statements.

The purchase price for the Hoka brand also includes contingent consideration through 2017, with a maximum of $2,000.  These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $1,500 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of March 31, 2013.  See Note 5 to our accompanying condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in the Annual Report.

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

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations.  Approximately $62,000, or 23.5%, of our total net sales for the three months ended March 31, 2013 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.  As of March 31, 2013, our hedging contracts had notional amounts totaling approximately $63,000.  Based upon sensitivity analysis as of March 31, 2013, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $6,000.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At March 31, 2013, we had outstanding borrowings of approximately $10,000 under the Amended and Restated Credit Agreement.  A 1.0% increase in interest rates on our current borrowings would not have a material impact on income before income taxes.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 17, 2012 and July 26, 2012, purported shareholder derivative lawsuits were filed in the California Superior Court for the County of Santa Barbara against our Board of Directors and several of our officers. The Company is named as nominal defendant. Plaintiffs in the state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaints include claims for violation of the federal securities laws, breach of fiduciary duties, mismanagement, waste of corporate assets, insider trading, unjust enrichment, and violations of the California Corporations Code. The complaints seek compensatory damages, disgorgement, and other relief.  The Company’s demurrer was sustained with leave to amend.  The Plaintiffs did not timely amend the complaint and a judgment for dismissal was entered on May 6, 2013.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 1, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 13, 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. The purchases were funded from available working capital.  As of March 31, 2013, we repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share.  As of March 31, 2013, the remaining approved amount was approximately $79,300.  Activity under the program for the three months ended March 31, 2013 was as follows:

Period	Total number of shares purchased (1) (in thousands)	Average price paid per share	Approximate dollar value of shares that may yet be purchased (in thousands)
As of December 31, 2012	2,765	$43.66	$79,300
January 1 - January 31	—	$—	$—
February 1 - February 28	—	$—	$—
March 1 - March 31	—	$—	$—
Total	2,765

(1) All shares purchased were purchased as part of a publicly announced program in open-market transactions.

Item 3.   Defaults upon Senior Securities

Not applicable

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

On April 8, 2013, KPMG LLP (KPMG) advised us that Mr. Scott London, a former partner at KPMG, allegedly provided non-public information to a third party, who then used the information to trade in securities of certain KPMG clients, including Deckers, over a period of three years — from 2010 to 2013.   A criminal complaint was filed against Mr. London by the United States Department of Justice, and a civil complaint was filed against Mr. London by the SEC.  Mr. London was the Partner-in-Charge of KPMG’s Pacific Southwest (PSW) business unit audit practice, a role in which Mr. London was responsible for the financial performance of the audit practice and the maintenance of client relationships with the audit clients.  Accordingly, Mr. London was in the “chain of command” for all audits performed within the PSW business unit, including for Deckers.  During the 2009 through 2011 audit periods, Mr. London also was an Account Executive for the Deckers account, a role that is designed to address any service or relationship issues with KPMG clients, but which is reserved for partners not otherwise associated with the audit engagement for the client.  KPMG separated Mr. London from KPMG on April 5, 2013.

SEC rules require that we file annual financial statements that have been audited, and quarterly financial statements that have been reviewed, by an independent registered public accounting firm.  Following its discovery of the allegations of Mr. London’s activities, KPMG conducted an internal investigation and concluded that the provision of non-public information by Mr. London resulting in trading in securities of Deckers violated the SEC’s auditor independence rules, as well as KPMG’s own policies on auditor independence.   However, as a result of the internal investigation, KPMG also concluded that (i) Mr. London’s actions did not impact KPMG’s application of objective and impartial judgment on all issues encompassed within the audits and interim review engagements performed by KPMG for Deckers, and (ii) KPMG’s prior audits and reviews of Deckers’ financial statements continue to be reliable.  KPMG also concluded that Mr. London’s actions in 2013 did not and will not impact KPMG’s application of objective and impartial judgment on all issues encompassed within the audits and interim review engagements to be performed by KPMG for Deckers.  KPMG reported to us the results of its investigation of the involvement of Mr. London in any accounting or auditing issues relative to the audits and interim reviews of  Deckers’ financial statements, including the process followed with respect to its investigation and its conclusions.

Mr. London served as our Account Executive from the 2009 through 2011 audit periods and was responsible for managing service and client relationship issues on the Deckers’ account.  During this period, Mr. London did not participate in nor was he consulted in relation to planning, supervision, ongoing activities, decisions made or judgments reached in relation to auditing and accounting issues relative to the audits and interim reviews of any Deckers’ financial statements.   Mr. London also did not participate in discussions with the KPMG audit engagement team (or review audit working papers) relative to auditing or accounting issues addressed in KPMG’s audits and interim reviews for the fiscal years 2009 through 2012 or any subsequent period.  While Mr. London attended a few Audit Committee meetings telephonically, he listened in at those meetings and did not engage in any discussion of audit or accounting issues.   In March 2009, Mr. London physically attended an Audit Committee meeting to introduce a new lead engagement partner to Deckers, but otherwise did not physically attend Audit Committee meetings during the subject period.

Following KPMG’s disclosure of this matter, the Audit Committee initiated its own review with the assistance of outside counsel.  The Audit Committee held meetings concerning the review on April 10, April 17 and April 18, 2013.  The review included an analysis of our relationship to Mr. London and his role on our engagement.  Counsel and the Chair of our Audit Committee conducted interviews of members of management, as well as members of our Audit Committee, who had contact with Mr. London to determine whether any such persons had any communications with Mr. London regarding any of our audit or accounting issues during the period of 2009 through  2012.  We also reviewed email messages on our server that included Mr. London’s name or were addressed to, originated from, or copied Mr. London.  We also had several discussions with KPMG and its counsel as part of the process.

Based upon the information reviewed and analyzed by the Company and the Audit Committee, and based upon KPMG’s representations, analysis and conclusions, the Audit Committee concluded that, since 2009, Mr. London had limited involvement with the members of the Audit Committee or Deckers’ management, any of Mr. London’s involvement had been limited to, and consistent with, his role as an Account Executive and Partner-in-Charge of KPMG’s Pacific Southwest business unit audit practice, and Mr. London had addressed a minor number of client relationship and service issues rather than any audit or accounting issues.

Based upon all of the facts and circumstances known to the Audit Committee, including the information provided by KPMG, the Committee’s review of Mr. London’s involvement with the members of the Audit Committee and the Company’s management team, as well as the advice and recommendation of independent legal counsel regarding the auditor independence standards, the Audit Committee concurred with KPMG’s conclusion regarding this matter, and unanimously concluded, consistent with KPMG’s conclusion, that, notwithstanding the violation of the independence rules, Mr. London’s actions did not impact KPMG’s application of objective and impartial judgment on all issues encompassed within the audits and interim review engagements performed by KPMG for Deckers.

In reaching its conclusion, the Audit Committee took into consideration several factors, including the following:

(i)            KPMG separated Mr. London from KPMG on April 5, 2013;

(ii)           KPMG’s representation that, during the period between January 2009 through the date of his separation, Mr. London did not participate in discussions with the engagement team (or review of working papers) relative to auditing and accounting issues addressed in KPMG’s audits and interim reviews for the fiscal years 2009 through 2012 and any subsequent period;

(iii)          KPMG’s representation that Mr. London did not participate in nor was he consulted in relation to planning, supervision, ongoing activities, decisions made or judgments reached in relation to audit and accounting issues relative to the audits and interim reviews of Deckers for this period;

(iv)          KPMG’s representation, following an internal investigation, that Mr. London did not influence or attempt to influence the scope of the audits or judgments reached on significant matters as it related to Deckers audits and interim reviews during this period;

(v)           Deckers’ investigation indicated that the extent of the interaction between Mr. London and members of Deckers’ management and the Audit Committee was very limited, and, in those limited circumstances, the nature of the interaction related to the relationship between KPMG and Deckers and did not include substantive involvement with any accounting or auditing issues; and

(vi)          KPMG’s conclusion, following an internal investigation, that Mr. London’s actions did not impact KPMG’s application of objective and impartial judgment on all issues encompassed within the audits and interim review engagements performed by KPMG for Deckers.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Bylaws of Deckers Outdoor Corporation, as adopted by the Board of Directors on December 12, 2012 (Exhibit 3.1 to the Registrant’s Form 8-K filed on December 18, 2012 and incorporated by reference herein)

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
*101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: May 10, 2013	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)