Form 10-Q
period 2013-06-30
DECKERS OUTDOOR CORP
filed 2013-08-09
CIK 910521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2013

Common Stock, $0.01 par value	34,492,929

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except par value)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$49,126	$110,247
Trade accounts receivable, net of allowances of $12,474 and $25,086 as of June 30, 2013 and December 31, 2012, respectively	109,877	190,756
Inventories	362,060	300,173
Prepaid expenses	13,058	14,092
Other current assets	55,376	59,028
Income taxes receivable	22,899	—
Deferred tax assets	16,685	17,290
Total current assets	629,081	691,586

Property and equipment, net of accumulated depreciation of $82,210 and $69,580 as of June 30, 2013 and December 31, 2012, respectively	142,135	125,370
Goodwill	128,725	128,725
Other intangible assets, net of accumulated amortization of $19,936 and $16,164 as of June 30, 2013 and December 31, 2012, respectively	93,040	95,965
Deferred tax assets	13,521	13,372
Other assets	15,613	13,046
Total assets	$1,022,115	$1,068,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$26,000	$33,000
Trade accounts payable	169,220	133,457
Accrued payroll	22,342	15,896
Other accrued expenses	38,710	59,597
Income taxes payable	1,684	25,067
Total current liabilities	257,956	267,017

Long-term liabilities	45,927	62,246

Commitments and contingencies (note 9)

Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 34,493 and 34,400 shares as of June 30, 2013 and December 31, 2012, respectively	344	344
Additional paid-in capital	147,188	139,046
Retained earnings	572,543	600,811
Accumulated other comprehensive loss	(1,843)	(1,400)
Total stockholders’ equity	718,232	738,801
Total liabilities and equity	$1,022,115	$1,068,064

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$170,085	$174,436	$433,845	$420,742
Cost of sales	100,253	100,857	240,454	233,875
Gross profit	69,832	73,579	193,391	186,867

Selling, general and administrative expenses	112,583	102,287	233,490	203,642
Loss from operations	(42,751)	(28,708)	(40,099)	(16,775)

Other expense (income), net:
Interest income	(9)	(69)	(35)	(171)
Interest expense	380	50	719	99
Other, net	(70)	(160)	(241)	(508)
	301	(179)	443	(580)
Loss before income taxes	(43,052)	(28,529)	(40,542)	(16,195)

Income tax benefit	(13,777)	(8,390)	(12,274)	(4,091)
Net loss	(29,275)	(20,139)	(28,268)	(12,104)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on foreign currency hedging	(210)	1,090	1,320	22
Foreign currency translation adjustment	(1,089)	1,223	(1,763)	1,961
Total other comprehensive (loss) income	(1,299)	2,313	(443)	1,983
Comprehensive loss	$(30,574)	$(17,826)	$(28,711)	$(10,121)

Net (loss) income attributable to:
Deckers Outdoor Corporation	(29,275)	(20,139)	(28,268)	(12,252)
Noncontrolling interest	—	—	—	148
	$(29,275)	$(20,139)	$(28,268)	$(12,104)

Comprehensive (loss) income attributable to:
Deckers Outdoor Corporation	(30,574)	(17,826)	(28,711)	(10,269)
Noncontrolling interest	—	—	—	148
	$(30,574)	$(17,826)	$(28,711)	$(10,121)

Net loss per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$(0.85)	$(0.53)	$(0.82)	$(0.32)
Diluted	$(0.85)	$(0.53)	$(0.82)	$(0.32)

Weighted-average common shares outstanding:
Basic	34,452	37,873	34,428	38,244
Diluted	34,452	37,873	34,428	38,244

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(28,268)	$(12,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	17,850	14,666
Change in fair value of contingent consideration	1,117	6,223
(Recovery of) provision for doubtful accounts, net	(301)	479
Stock compensation	6,406	8,957
Other	(254)	295
Changes in operating assets and liabilities:
Trade accounts receivable	81,180	69,714
Inventories	(60,689)	(92,987)
Prepaid expenses and other current assets	4,435	25,307
Income tax receivable	(18,673)	(16,858)
Other assets	(1,311)	(2,768)
Trade accounts payable	39,434	80,919
Contingent consideration	(6,458)	(959)
Accrued expenses	(9,692)	(25,379)
Income taxes payable	(23,384)	(25,694)
Long-term liabilities	1,186	757
Net cash provided by operating activities	2,578	30,568

Cash flows from investing activities:
Purchases of property and equipment	(28,818)	(25,951)
Equity method investment	—	(2,000)
Purchases of intangible assets	(847)	—
Net cash used in investing activities	(29,665)	(27,951)

Cash flows from financing activities:
Cash paid for shares withheld for taxes	(3,395)	(4,725)
Excess tax benefits from stock compensation	492	1,795
Cash paid for repurchases of common stock	—	(100,000)
Contingent consideration and deferred payments paid	(22,628)	(29,041)
Cash paid for noncontrolling interest in consolidated entity	—	(20,000)
Proceeds from issuance of short-term borrowing	36,000	—
Cash paid for repayment of short-term borrowings	(43,000)	—
Net cash used in financing activities	(32,531)	(151,971)

Effect of exchange rates on cash	(1,503)	149
Net change in cash and cash equivalents	(61,121)	(149,205)
Cash and cash equivalents at beginning of period	110,247	263,606
Cash and cash equivalents at end of period	$49,126	$114,401

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$29,454	$35,916
Interest	$426	$47
Non-cash investing activity:
Accruals for purchases of property and equipment	$4,111	$1,034
Accruals for asset retirement obligations	$23	$62
Non-cash financing activity:
Accruals for shares withheld for taxes	$1,391	$1,014

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

In May 2012, the Company purchased a noncontrolling interest in the Hoka One One® (Hoka) brand, a privately held footwear company, which was accounted for as an equity method investment.  In September 2012, the Company acquired the remaining ownership interest in Hoka.  The Company does not expect the acquisition of Hoka to be material to the Company’s condensed consolidated financial statements or have a significant seasonal impact on the Company throughout 2013.

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

(b)         Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.  Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable.  Significant areas requiring the use of management estimates relate to inventory write-downs, accounts receivable reserves, returns liabilities, stock compensation, performance based compensation, impairment assessments, depreciation and amortization, income tax liabilities and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles, assets and liabilities, including estimated contingent consideration payments.  Actual results could differ materially from these estimates.

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

During the three months ended June 30, 2013, the Company granted 174,500 NSUs under the 2006 Plan, at a weighted-average grant-date fair value of $58.52 per share.  During the six months ended June 30, 2013, the Company granted 282,500 NSUs under the 2006 Plan, at a weighted-average grant-date fair value of $57.44 per share.  As of June 30, 2013, future unrecognized compensation cost for these awards, excluding estimated forfeitures was $14,000. As of June 30, 2013, the Company believed that the achievement of at least the threshold performance objective of these awards was probable, and therefore recognized compensation expense accordingly for these awards.

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  There was no stock repurchased during the three and six months ended June 30, 2013.  As of June 30, 2013, the Company had repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share, leaving the remaining approved amount at approximately $79,300.

(3)                     Accumulated Other Comprehensive Loss (AOCL)

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	June 30,	December 31,
	2013	2012
Unrealized gain on foreign currency hedging, net of tax	$1,320	$—
Cumulative foreign currency translation adjustment, net of tax	(3,163)	(1,400)
Accumulated other comprehensive loss	$(1,843)	$(1,400)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(4)                     Net Loss per Share Attributable to Deckers Outdoor Corporation Common Stockholders

Basic net loss per share represents net loss attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period.  Diluted net loss per share represents net loss attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding, including the dilutive impact of potential issuances of common stock.  The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average shares used in basic computation	34,452,000	37,873,000	34,428,000	38,244,000
Dilutive effect of stock-based awards*	—	—	—	—
Weighted-average shares used for diluted computation	34,452,000	37,873,000	34,428,000	38,244,000

*Excluded NSUs	523,000	734,000	523,000	734,000
*Excluded RSUs	671,000	671,000	671,000	671,000
*Excluded SARs	730,000	745,000	730,000	745,000
*Excluded options	8,000	14,000	8,000	14,000

The Company excluded all NSUs, restricted stock units (RSUs), options and stock appreciation rights (SARs) for the three and six months ended June 30, 2013 and 2012, from the diluted net loss per share computation because they were antidilutive due to the net loss for each of those periods.  The excluded awards include the maximum amounts achievable for these awards.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The table below summarizes the Company’s financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair Value at June 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$3,937	$3,937	$—	$—
Nonqualified deferred compensation liability	$(3,937)	$(3,937)	$—	$—
Designated derivatives assets	$2,149	$—	$2,149	$—
Contingent consideration for acquisition of business	$(47,209)	$—	$—	$(47,209)

	Fair Value at December 31,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$3,653	$3,653	$—	$—
Nonqualified deferred compensation liability	$(3,653)	$(3,653)	$—	$—
Non-designated derivatives assets	$839	$—	$839	$—
Non-designated derivatives liabilities	$(336)	$—	$(336)	$—
Contingent consideration for acquisition of business	$(71,460)	$—	$—	$(71,460)

The Level 2 inputs consist of forward spot rates at the end of the reporting period (see note 6).

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.

Sanuk

The estimated fair value of the contingent consideration attributable to our Sanuk brand acquisition is based on the Sanuk brand estimated future gross profits, using a probability weighted average sales forecast to determine a best estimate of gross profits.  The estimated sales forecast includes a compound annual growth rate (CAGR) of 17.3% from fiscal year 2012 through fiscal year 2015.  The gross profit forecasts for fiscal years 2013 through 2015 range from approximately $55,000 to $80,000, which are then used to apply the contingent consideration percentages in accordance with the applicable agreement.  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  The Company’s use of different estimates and assumptions could produce different estimates of the value of the contingent consideration.  For example, a 5.0% change in the estimated CAGR would change the total liability balance at June 30, 2013 by approximately $4,000.

Hoka

In connection with the Company’s acquisition of the Hoka brand, the purchase price includes contingent consideration with maximum payments of $2,000, which is based on the Hoka brand’s estimated future net sales, using a probability weighted average sales forecast to determine a best estimate.  The Company’s use of different estimates and assumptions is not expected to have a material impact to the value of the contingent consideration.

Refer to note 9 for further information on the contingent consideration arrangements.

The following table presents a reconciliation of the Level 3 measurement:

Balance, December 31, 2012	$71,500
Payments	(25,400)
Change in fair value	1,100
Balance, June 30, 2013	$47,200

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

(6)                     Foreign Currency Exchange Contracts and Hedging

The Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $63,000 as of June 30, 2013, held by two counterparties.  At December 31, 2012, the Company had non-designated derivative contracts with notional amounts totaling approximately $19,000, which were comprised of offsetting contracts with the same counterparty and expired in March 2013.  At June 30, 2013, the outstanding contracts were expected to mature over the next six months.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives.  During the three and six months ended June 30, 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2013.  The effective portion of the gain or loss on the derivative is reported in other comprehensive (loss) income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of June 30, 2013, the total amount in accumulated other comprehensive loss (see note 3) was expected to be reclassified into income within the next nine months.

The following table summarizes the effect of foreign exchange contracts designated as cash flow hedging relationships on the condensed consolidated financial statements:

	Amount of Gain (Loss)	Location of Gain (Loss)	Reclassified from
For the Six	Recognized in OCI	Reclassified from	AOCI into	Location of Amount	Gain (Loss) from
Months Ended	on Derivative	AOCI into Income	Income (Effective	Excluded from	Amount Excluded from
June 30,	(Effective Portion)	(Effective Portion)	Portion)	Effectiveness Testing	Effectiveness Testing
2013	$2,154	Net Sales	$—	SG&A	$(5)
2012	$(111)	Net Sales	$382	SG&A	$10

All of the Company’s derivatives were designated as hedging instruments as of June 30, 2013.

(7)                     Credit Agreement

In June 2013, the Company amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants including increasing the maximum amount permitted to be spent on the headquarters building from $75,000 to $80,000.

At June 30, 2013, the Company had $26,000 of outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of $189.  The weighted average interest rate of the outstanding borrowings was 3.75%.  As a result, the unused balance under the Amended and Restated Credit Agreement was $373,811 at June 30, 2013.  After applying the asset coverage ratio the amount available to borrow at June 30, 2013 was $220,795.  Subsequent to June 30, 2013, the Company borrowed an additional $156,000 resulting in a total outstanding balance of $182,000 under the Amended and Restated Credit Agreement through August 9, 2013.

Subsequent to June 30, 2013, Deckers (Beijing) Trading Co., LTD, a fully owned subsidiary, entered into a new credit facility in China (China Credit Facility) that provides for an uncommitted revolving line of credit of up to RMB 60,000, or approximately $10 million, in the third and fourth quarters and RMB 20,000, or approximately $3.3 million, in the first and second quarters.  Interest is based on the People’s Bank of China rate.  The China Credit Facility is on demand and subject to annual review and renewal.  The obligations under the China Credit Agreement are guaranteed by the Company for 110% of the facility amount in USD.

(8)                     Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies in the Annual Report, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments.  The Company evaluates segment performance primarily based on net sales and income or loss from operations.  The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and other brands, its eCommerce business and its retail store business.  The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies.  The eCommerce and retail store segments are managed separately because they are direct to consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs that are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment.  The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Beginning January 1, 2013, all gross profit derived from the sales to third parties of the eCommerce and retail stores segments is reported in income from operations of the eCommerce and retail stores segments, respectively.  In prior periods, the gross profit derived from the sales to third parties of the eCommerce and retail stores segments was separated into two components: (i) the wholesale profit was included in the related operating income or loss of each wholesale segment, and represented the difference between the Company’s cost and the Company’s wholesale selling price, and (ii) the retail profit was included in the operating income of the eCommerce and retail stores segments, and represented the difference between the Company’s wholesale selling price and the Company’s retail selling price. Each of the wholesale segments charged the eCommerce and retail segments the same price that they charged third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation.  These changes in segment reporting only changed the presentation within the table below and did not impact the Company’s condensed consolidated financial statements for any periods. The Company believes that these changes are appropriate and better align with how management views the business, which is that sales of the eCommerce and retail stores segments each generate a cash flow of their own and the wholesale segments are not active in generating those cash flows.  The segment information for the three and six months ended June 30, 2012 has been adjusted retrospectively to conform to the current period presentation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales to external customers:
UGG wholesale	$62,366	$78,643	$145,072	$170,577
Teva wholesale	28,748	31,757	79,252	80,165
Sanuk wholesale	27,786	26,723	57,797	58,995
Other wholesale	7,978	4,155	18,347	9,942
eCommerce	10,736	7,999	37,350	29,705
Retail stores	32,471	25,159	96,027	71,358
	$170,085	$174,436	$433,845	$420,742

(Loss) income from operations:
UGG wholesale	$(510)	$5,296	$13,571	$21,096
Teva wholesale	2,149	5,454	11,789	13,324
Sanuk wholesale	6,489	2,667	15,849	13,302
Other wholesale	(2,489)	(603)	(5,069)	(2,011)
eCommerce	1,669	1,357	10,605	10,574
Retail stores	(9,818)	(3,031)	648	8,186
Unallocated overhead costs	(40,241)	(39,848)	(87,492)	(81,246)
	$(42,751)	$(28,708)	$(40,099)	$(16,775)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Inter-segment sales from the Company’s wholesale segments to the Company’s eCommerce and retail stores segments are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.  (Loss) income from operations of the wholesale segments does not include any inter-segment gross profit from sales to the eCommerce and retail stores segments.

Business segment asset information is summarized as follows:

	June 30,	December 31,
	2013	2012
Total assets for reportable segments:
UGG wholesale	$342,517	$377,997
Teva wholesale	63,554	59,641
Sanuk wholesale	219,497	209,861
Other wholesale	31,483	29,446
eCommerce	2,660	5,058
Retail stores	133,587	134,804
	$793,298	$816,807

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

	June 30,	December 31,
	2013	2012
Total assets for reportable segments	$793,298	$816,807
Unallocated cash and cash equivalents	49,126	110,247
Unallocated deferred tax assets	30,206	30,662
Other unallocated corporate assets	149,485	110,348
Consolidated total assets	$1,022,115	$1,068,064

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits.  While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  As of June 30, 2013, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions.  These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets.  As of June 30, 2013, the Company had experienced no loss or lack of access to its invested cash and cash equivalents.  The Company’s cash and cash equivalents are as follows:

	June 30,	December 31,
	2013	2012
Money market fund accounts	$24,365	$52,650
Cash	24,761	57,597
Total Cash and Cash Equivalents	$49,126	$110,247

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 35.3% and 34.9% of the Company’s total net sales for the three months ended June 30, 2013 and 2012, respectively.  International sales were 32.5% of the Company’s total net sales for the six months ended June 30, 2013 and 2012.  For the six months ended June 30, 2013 and 2012, no single foreign country comprised more than 10% of total net sales.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.  Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	June 30,	December 31,
	2013	2012
US	$107,694	$89,423
All other countries*	34,441	35,947
Total	$142,135	$125,370

*  No foreign country’s long-lived assets comprised more than 10% of total long-lived assets as of June 30, 2013 and December 31, 2012.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of net sales for either the six months ended June 30, 2013 or 2012.  As of June 30, 2013, no single customer accounted for more than 10% of net trade accounts receivable.  As of December 31, 2012, one customer accounted for 18.8% of net trade accounts receivable.

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

Contingent Consideration.  In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of June 30, 2013, the remaining contingent consideration payments, which have no maximum, are as follows:

•                  36.0% of the Sanuk brand gross profit in 2013, and

•                  40.0% of the Sanuk brand gross profit in 2015.

As of June 30, 2013 and December 31, 2012, contingent consideration for the acquisition of the Sanuk brand of $45,609 and $70,360, respectively, are included within other accrued expenses ($18,711 and $25,450 at June 30, 2013 and December 31, 2012, respectively) and long-term liabilities ($26,898 and $44,910 at June 30, 2013 and December 31, 2012, respectively) in the condensed consolidated balance sheets.  Refer to note 5 for further information on the contingent consideration amounts.

In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000.  As of June 30, 2013 and December 31, 2012, contingent consideration for the acquisition of the Hoka brand of $1,600 and $1,100, respectively, are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheets.  Refer to note 5 for further information on the contingent consideration amounts.

DECKERS OUTDOOR CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share quantity and per share data)

Purchase Obligations.  The Company has unconditional purchase obligations relating to sheepskin contracts.  The Company enters into contracts requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories, and other agents (each, a Buyer) must make on or before a specified target date.  Under certain contracts, the Company may pay an advance deposit, which is included in other current assets on the condensed consolidated balance sheets and shall be repaid to the Company as Buyers purchase goods under the terms of these agreements.  In the event that a Buyer does not purchase certain minimum commitments on or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled.  These agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments by the target dates, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts, and the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyers purchase the remaining minimum commitments.   The contracts do not permit net settlement.  Minimum commitments for these contracts as of June 30, 2013 were as follows:

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
October 2011	July 2013	$50,000	$270,000	$28,273	$48,779
October 2012	September 2013	$—	$83,000	$—	$12,836
April 2013	September 2014	$—	$26,750	$—	$26,750

The Company is currently in discussions to amend the contract with an effective date of October 2011 in the table above in order to extend the final target date to July 2015, and expects to advance additional deposits to the supplier to cover a portion of the remaining commitment under the contract with such advanced amounts to be refunded upon the future purchase of the minimum purchase commitment by a Buyer.

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

(10)              Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill, Net	Other Intangible Assets, Net
Balance at December 31, 2012*	$128,725	$95,965
Purchases of intangible assets	—	847
Amortization expense	—	(3,694)
Changes in foreign currency exchange rates	—	(78)
Balance at June 30, 2013	$128,725	$93,040

The Company’s goodwill by segment is as follows:

	June 30,	December 31,
	2013	2012
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	8,680	8,680
Total	$128,725	$128,725

*The above tables, as well as the Condensed Consolidated Balance Sheet at December 31, 2012, have been retrospectively restated to reflect adjustments to the purchase price allocation from our prior year acquisition. Goodwill was increased and other intangible assets were decreased by $2,458.

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

Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Part II, Item 1A of this interim report in the section entitled “Risk Factors,” as well as in our other filings with the Securities and Exchange Commission (SEC).  In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. As a result, actual results may differ materially from the results stated in or implied by our forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this quarterly report, as a prediction of actual results.

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

In addition to our primary brands, our other brands include TSUBO®, a line of high-end comfort footwear that incorporates style, function and maximum comfort; Ahnu®, a line of outdoor performance and lifestyle footwear; MOZO®, a line of innovative footwear designed and engineered for culinary professionals that spend long hours working on their feet; and Hoka One One® (Hoka), a line of footwear for all capacities of runner designed to minimize impact while maximizing comfort, traction and stability for a relaxed stride.

We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our eCommerce business and our retail stores. Independent third parties manufacture all of our products.

The Company’s business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth quarters and the highest percentage of Teva and Sanuk brand net sales occurring in the first and second quarters of each year.  The other brands do not have a significant seasonal impact on the Company.

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

We have experienced significant cost increases over the past several years, notably with respect to sheepskin.  We attempt to cover the full amount of our sheepskin purchases under fixed price contracts.  We continually strive to contain our material costs through increasing the mix of non-sheepskin products, exploring new footwear materials and new production technologies, and utilizing lower cost production.  Also, refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for further discussion of our commodity price risk.

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

We see an opportunity to grow the Teva brand significantly outside of the US.  In 2013 and 2014, we are furthering Teva’s global expansion in Asia and Latin America where we believe the brand’s warmer weather product line will be a strong regional offering.  Within the US, we see strong growth opportunities within our current core channels of distribution, outdoor specialty and sporting goods, as our product assortment evolves and expands.  Teva continues to be the market leader within the open toe sport sandal category.  Teva’s new proprietary outdoor cross trainer, TevaSphere™ was the largest launch in the brand’s history furthering Teva’s entry into closed toe shoes.  Also, through effective product and distribution segmentation, we see significant expansion opportunities within the department store, better footwear, and action sports channels. However, we cannot assure investors that these efforts will be successful.

Sanuk Brand Overview

The Sanuk brand was founded 15 years ago, and from its origins in the Southern California surf culture, has grown into a global presence. The Sanuk brand’s use of unexpected materials and unconventional constructions has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga Mat sandal collection and the patented SIDEWALK SURFERS®.  We believe that the Sanuk brand provides substantial growth opportunities within the action sports market, as well as other domestic and global markets and channels in which Deckers is already established.  However, we cannot assure investors that our efforts to grow the brand will be successful.

Other Brands Overview

Our other brands consist of TSUBO, Ahnu, MOZO, and Hoka. Our other brands are all sold through most of our distribution channels, with the majority sold through wholesale channels.

TSUBO, meaning pressure point in Japanese, is marketed as high-end comfort footwear for men and women. The brand is a synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function, and maximum comfort. We are positioning the TSUBO brand as the premium footwear solution for people in the city. We are continuing to create products to address consumers’ unique needs of all-day comfort, innovative style, and superior quality.

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

The Hoka brand focuses on designing road and trail running footwear.  Runners from around the world are experiencing the benefits of the Hoka brand products.  These shoes are used by marathon winners, and even ultra-marathon runners as well as every day runners to enjoy running and maintain top physical performance.

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

As of June 30, 2013, we had a total of 89 retail stores worldwide. These stores are company-owned and operated and include our China stores, which prior to April 2, 2012 were owned and operated with our joint venture partner.  On April 2, 2012, we purchased the remaining interest in our Chinese joint venture.  During the remainder of 2013, we plan to open additional retail stores, with the majority in international locations.  We intend to continue opening more retail stores worldwide beyond 2013.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth calendar quarters and the highest percentage of Teva and Sanuk brand net sales occurring in the first and second calendar quarters of each year.  Our other brands do not have a significant seasonal impact.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$263,760	$170,085
Income (loss) from operations	$2,652	$(42,751)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$246,306	$174,436	$376,392	$617,264
Income (loss) from operations	$11,933	$(28,708)	$59,609	$144,114

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table summarizes the Company’s results of operations:

	Three Months Ended June 30,
	2013		2012		Change
	Amount	%	Amount	%	Amount	%
Net sales	$170,085	100.0%	$174,436	100.0%	$(4,351)	(2.5)%
Cost of sales	100,253	58.9	100,857	57.8	(604)	(0.6)
Gross profit	69,832	41.1	73,579	42.2	(3,747)	(5.1)
Selling, general and administrative expenses	112,583	66.2	102,287	58.6	10,296	10.1
Loss from operations	(42,751)	(25.1)	(28,708)	(16.5)	(14,043)	(48.9)
Other expense (income), net	301	0.2	(179)	(0.1)	480	268.2
Loss before income taxes	(43,052)	(25.3)	(28,529)	(16.4)	(14,523)	(50.9)
Income taxes benefit	(13,777)	(8.1)	(8,390)	(4.8)	(5,387)	(64.2)
Net loss	$(29,275)	(17.2)%	$(20,139)	(11.5)%	$(9,136)	(45.4)%

Overview.  The Hoka brand operations are included in our results of operations effective upon our acquisition date of September 27, 2012.  The decrease in our overall net sales was primarily due to a decrease in UGG and Teva wholesale sales, partially offset by increases in UGG retail and eCommerce sales, other brands wholesale sales and Sanuk wholesale, eCommerce and retail sales.  The increase in loss from operations resulted primarily from higher selling, general and administrative expenses, as well as a decrease in gross profit.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended June 30,
			Change
	2013	2012	Amount	%
Net sales by location:
US	$110,111	$113,480	$(3,369)	(3.0)%
International	59,974	60,956	(982)	(1.6)
Total	$170,085	$174,436	$(4,351)	(2.5)%

Net sales by brand and distribution channel:
UGG:
Wholesale	$62,366	$78,643	$(16,277)	(20.7)%
eCommerce	5,860	4,270	1,590	37.2
Retail stores	32,195	24,980	7,215	28.9
Total	100,421	107,893	(7,472)	(6.9)
Teva:
Wholesale	28,748	31,757	(3,009)	(9.5)
eCommerce	2,458	2,207	251	11.4
Retail stores	22	129	(107)	(82.9)
Total	31,228	34,093	(2,865)	(8.4)
Sanuk:
Wholesale	27,786	26,723	1,063	4.0
eCommerce	2,088	1,264	824	65.2
Retail stores	218	—	218	*
Total	30,092	27,987	2,105	7.5
Other:
Wholesale	7,978	4,155	3,823	92.0
eCommerce	330	258	72	27.9
Retail stores	36	50	(14)	(28.0)
Total	8,344	4,463	3,881	87.0
Total	$170,085	$174,436	$(4,351)	(2.5)%

Total eCommerce	$10,736	$7,999	$2,737	34.2%

Total Retail stores	$32,471	$25,159	$7,312	29.1%

* Calculation of percentage change is not meaningful.

The decrease in our overall net sales was primarily due to a decrease in UGG and Teva wholesale sales, partially offset by increases in UGG retail and eCommerce sales, other brands wholesale sales and Sanuk wholesale, eCommerce and retail sales.  We experienced an increase in the number of pairs sold in all segments except Teva wholesale.  This resulted in an increase in the overall volume of footwear sold for all brands of 4.5% to approximately 4.6 million pairs sold for the three months ended June 30, 2013 from 4.4 million pairs for the three months ended June 30, 2012.  Our weighted-average wholesale selling price per pair decreased to $30.27 for the three months ended June 30, 2013 from $35.06 for the three months ended June 30, 2012.  The decreased average selling price was primarily due to decreases in average selling prices for UGG, Teva and Sanuk wholesale channels, partially offset by an increase in average selling price for the other brands wholesale segment.  Our overall weighted-average selling price per pair across all channels decreased to $36.76 for the three months ended June 30, 2013 from $39.71 for the three months ended June 30, 2012.  The decrease in overall average selling price per pair was primarily due to the decreased weighted-average wholesale selling price per pair, partially offset by the increased mix of direct to consumer sales which carry higher price points.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in the average selling price, partially offset by an increase in the volume of pairs sold.  The decrease in average selling price was due to the introduction of a new line of shoes that carry lower price points, a shift in the product mix, and increased closeout sales.  The increase in volume was primarily due to our wholesale customers in the US, as well as our distributors throughout Latin America, Europe and Asia and wholesale customers in France, partially offset by a decrease in volume to our distributor in Canada and wholesale customers in Benelux.  For UGG wholesale net sales, the decrease in average selling price had an impact of approximately $19,000 and the increase in volume had an impact of approximately $3,000.  As we continue to make UGG more of a year-round brand we expect to see a decrease in the average selling price due to the introduction of additional casual shoe lines which carry lower price points.

The increase in closeout sales, primarily due to the selling off of prior season product, was also a factor in the lower average selling price.  We expect closeout sales to continue in the future, consistent with the apparel and footwear industries, but are unable to predict the impact it may have on our average selling price.  We continue to use a global strategy to pursue sales throughout the world and make strides to develop more regionally relevant, less weather dependent products that can be worn year-round.

Wholesale net sales of our Teva brand decreased due to a decrease in the average selling price.  The volume of pairs sold outside the US increased, and was offset by a decrease in the volume of pairs sold in the US.  The decrease in average selling price was primarily due to a shift in product mix.  For Teva wholesale net sales, the decrease in average selling price had an impact of approximately $3,000.

Wholesale net sales of our Sanuk brand increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in the average selling price.  The decrease in average selling price was primarily due to increased closeout sales, as well as a change to the discount program for prebook and re-orders.  For Sanuk wholesale net sales, the increase in volume had an impact of approximately $1,500 and the decrease in average selling price had an impact of approximately $500.

Wholesale net sales of our other brands increased due to an increase in the volume of pairs sold, as well as an increase in the weighted-average wholesale selling price.  The increase in volume of pairs sold was primarily due to the addition of the Hoka brand, as well as increases in volume in all other brands.  The increase in selling price was primarily due to the addition of the Hoka brand, which carries higher average selling prices than the other brands included in this segment, partially offset by decreases in average selling prices in all other brands in this segment. Hoka sales are included from our acquisition date of September 27, 2012 and, therefore, no comparable sales amounts are included in the sales for the three months ended June 30, 2012.  Excluding the Hoka brand, our other brands’ wholesale net sales increased by approximately $2,000 due to an increase in the volume of pairs sold, partially offset by a decrease in sales of approximately $1,000 due to a decrease in the weighted-average wholesale selling price per pair.

Net sales of our eCommerce business increased due to an increase in the number of pairs sold, as well as an increase in the average selling price. The increase in number of pairs sold was primarily in the US.  For eCommerce net sales, the increase in volume had an impact of approximately $2,000 and the increase in weighted-average selling price had an impact of approximately $1,000.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 36 new stores opened since June 30, 2012.  Same store sales for the thirteen weeks ended June 30, 2013 decreased by 5.3% compared to the same period in 2012.  In all of 2013 we expect to open approximately 36 retail stores including 24 in the last six months of the year; we estimate over half of these new stores will be in Asia, primarily in China and Japan, with the remaining new stores in the US and Europe.  As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.

International sales, which are included in the segment sales above, for all of our products combined represented 35.3% and 34.9% of worldwide net sales for the three months ended June 30, 2013 and 2012, respectively.  In dollars, international sales decreased for the three months ended June 30, 2013 versus 2012.  The decrease in the dollar amount of international sales was largely due to decreased sales in our distributor channel for the UGG brand, primarily in Canada, and our wholesale channel for the UGG brand, primarily in Benelux, partially offset by increased retail sales and the addition of the Hoka brand sales.

Gross Profit.  As a percentage of net sales, gross margin decreased primarily due to an increased mix of closeout sales which carry lower margins, decreased gross margins in our retail store business and higher sheepskin costs, which is one of our primary material costs.  The increased mix of closeout sales reduced gross margins by approximately 1 percentage point.  The decreased gross margin from our retail store business was primarily due to increased outlet store sales, which carry lower margins than concept store sales, as well as increased in store promotions and greater discounts in our outlets.  The higher sheepskin costs resulted from selling inventory we purchased under a prior year’s sheepskin contract.  These decreases to gross margin were partially offset by an increased mix of retail and eCommerce sales, which generally carry higher margins than our wholesale segments.  Due to the seasonality of our business, sales for the three month period ended June 30 for the years 2010, 2011 and 2012 represented 13.7%, 11.2% and 12.3% of our annual sales, respectively.  Because of the lower proportion of sales in the second quarter of the year, gross margin comparisons for the three months ended June 30 to the same period in a prior year are more sensitive to changes in dollars and therefore are not necessarily indicative of annual trends.  Our gross margins fluctuate based on several factors including material costs.  We expect costs for sheepskin to decrease in the fourth quarter of 2013 compared to the same period in 2012.  Accordingly, we expect our gross margin to increase for the full year 2013 compared to 2012, the majority of which will be realized in the fourth quarter of 2013.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•                  increased retail costs of approximately $10,000, largely related to 36 new retail stores that were not open as of June 30, 2012 and related corporate infrastructure;

•                  increased performance-based compensation of approximately $4,000;

•                  increased expenses of approximately $2,000 for the Hoka brand which we did not own at June 30, 2012; partially offset by

•                decreased expense related to the fair value of the Sanuk contingent consideration liability of approximately $5,000 due to revisions to the forecast of sales and gross profit; and

•                decreased international expenses, which exclude expenses allocated to our business segments, of approximately $3,000, primarily related to the impact of foreign currency rate fluctuations.

Loss from Operations.  Refer to note 8 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating (loss) income by segment:

	Three Months Ended June 30,
			Change
	2013	2012	Amount	%
UGG wholesale	$(510)	$5,296	$(5,806)	(109.6)%
Teva wholesale	2,149	5,454	(3,305)	(60.6)
Sanuk wholesale	6,489	2,667	3,822	143.3
Other wholesale	(2,489)	(603)	(1,886)	(312.8)
eCommerce	1,669	1,357	312	23.0
Retail stores	(9,818)	(3,031)	(6,787)	(223.9)
Unallocated overhead costs	(40,241)	(39,848)	(393)	(1.0)
Total	$(42,751)	$(28,708)	$(14,043)	(48.9)%

Loss from operations increased primarily due to the increase in SG&A expenses, as well as the decrease in gross profit.  Beginning January 1, 2013, all gross profit derived from the sales to third parties of the eCommerce and retail stores segments is reported in income from operations of the eCommerce and retail stores segments, respectively.  In prior periods, the gross profit derived from the sales to third parties of the eCommerce and retail stores segments was separated into two components: (i) the wholesale profit was included in the related operating income or loss of each wholesale segment, and represented the difference between the Company’s cost and the Company’s wholesale selling price, and (ii) the retail profit was included in the operating income of the eCommerce and retail stores segments, and represented the difference between the Company’s wholesale selling price and the Company’s retail selling price. Each of the wholesale segments charged the eCommerce and retail segments the same price that they charged third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation.  These changes in reporting only changed the presentation within the table above and did not impact the Company’s condensed consolidated financial statements for any periods. We believe that these changes are appropriate and better align with how we view the business.  The income from operations information for the three months ended June 30, 2012 has been adjusted retrospectively to conform to the current period presentation.

UGG brand wholesale had a loss from operations for the three months ended June 30, 2013, compared to income from operations for the three months ended June 30, 2012.  This change was primarily the result of the decrease in net sales, as well as a 3.8 percentage point decrease in gross margin primarily attributable to an increased impact of closeout sales, partially offset by a decrease in marketing expenses of approximately $2,000.

The decrease in income from operations of Teva brand wholesale was primarily the result of the decrease in net sales, as well as a 5.4 percentage point decrease in gross margin.  The decrease in gross margin was primarily attributable to an increased impact of closeout sales and a higher percentage of distributor sales which carry a lower margin.

The increase in income from operations of Sanuk brand wholesale was partially the result of decreased expense related to the fair value of the Sanuk contingent consideration liability of approximately $5,000, partially offset by increased selling and marketing expenses of approximately $3,000.  The increase in income from operations was also due to the increase in net sales and resulting gross profit.

The increase in loss from operations of our other brands wholesale was primarily the result of the Hoka brand’s activity which we did not own at June 30, 2012.

The small increase in income from operations of our eCommerce business was primarily due to an increase in gross profit of approximately $1,800, partially offset by an increase in operating expenses of approximately $1,400.

The increase in loss from operations of our retail store business, which primarily relates to the UGG brand, was primarily due to approximately $10,000 of higher operating expenses largely related to our new store openings.  These results were partially offset by increased gross profit of approximately $3,000.

Unallocated overhead costs remained consistent with the same period in 2012.

Other Expense (Income), Net.  Other expense, net was $301 for the three months ended June 30, 2013 as compared to other income, net of $179 for the three months ended June 30, 2012.  The change was primarily due to interest expense on our short-term borrowings and amortization of credit facility fees related to our Amended and Restated Credit Agreement.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax benefit and effective income tax rates were as follows:

	Three Months Ended
	June 30,
	2013	2012
Income tax benefit	$13,777	$8,390
Effective income tax rate	32.0%	29.4%

The increase in the effective tax rate was primarily due to US federal and state tax adjustments in the prior year period, as well as a change in the jurisdictional mix of expected annual pre-tax income. Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of June 30, 2013, approximately $20.0 million of our total cash and cash equivalents were held by our foreign subsidiaries.  This cash is associated with earnings that we consider permanently reinvested.  We have no current plans to repatriate cash and cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside of the United States through the funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations.  Further, we do not currently forecast a need for these funds in the United States as the Company’s US operations are supported by the cash generated from the US operations and available borrowings under our Amended and Restated Credit Agreement.  We anticipate our effective tax rate for the full year 2013 to be approximately 32% as compared with the full year rate of 29.9% in 2012.  The primary driver for the increase in the effective tax rate is a projected increase of domestic earnings subject to US tax rates relative to worldwide earnings.

Net Loss Attributable to Deckers Outdoor Corporation.   Our net loss increased as a result of the items discussed above.  Our diluted loss per share increased primarily as a result of the increase in net loss, as well as a reduction in the diluted weighted-average common shares outstanding.  The reduction in the diluted weighted-average common shares outstanding was the result of our share repurchases since June 30, 2012.  The weighted-average impact of the share repurchases was a reduction of approximately 3,600,000 shares.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table summarizes the Company’s results of operations:

	Six Months Ended June 30,
	2013		2012		Change
	Amount	%	Amount	%	Amount	%
Net sales	$433,845	100.0%	$420,742	100.0%	$13,103	3.1%
Cost of sales	240,454	55.4	233,875	55.6	6,579	2.8
Gross profit	193,391	44.6	186,867	44.4	6,524	3.5
Selling, general and administrative expenses	233,490	53.8	203,642	48.4	29,848	14.7
Loss from operations	(40,099)	(9.2)	(16,775)	(4.0)	(23,324)	(139.0)
Other expense (income), net	443	0.1	(580)	(0.1)	1,023	176.4
Loss before income taxes	(40,542)	(9.3)	(16,195)	(3.8)	(24,347)	(150.3)
Income tax benefit	(12,274)	(2.8)	(4,091)	(1.0)	(8,183)	(200.0)
Net loss	(28,268)	(6.5)	(12,104)	(2.9)	(16,164)	(133.5)
Net income attributable to the noncontrolling interest	—	—	(148)	*	148	*
Net loss attributable to Deckers Outdoor Corporation	$(28,268)	(6.5)%	$(12,252)	(2.9)%	$(16,016)	(130.7)%

* Calculation of percentage change is not meaningful.

Overview.  The Hoka brand operations are included in our results of operations effective upon our acquisition date of September 27, 2012.  The increase in our overall net sales was primarily due to an increase in UGG retail and eCommerce sales, as well as increases in our other brands wholesale and Sanuk eCommerce sales, partially offset by a decrease in UGG, Sanuk and Teva wholesale sales.  The increase in loss from operations resulted primarily from higher selling, general and administrative expenses, partially offset by an increase in gross profit.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Six Months Ended June 30,
			Change
	2013	2012	Amount	%
Net sales by location:
US	$292,804	$284,038	$8,766	3.1%
International	141,041	136,704	4,337	3.2
Total	$433,845	$420,742	$13,103	3.1%

Net sales by brand and distribution channel:
UGG:
Wholesale	$145,072	$170,577	$(25,505)	(15.0)%
eCommerce	30,270	24,328	5,942	24.4
Retail stores	95,660	71,059	24,601	34.6
Total	271,002	265,964	5,038	1.9
Teva:
Wholesale	79,252	80,165	(913)	(1.1)
eCommerce	3,514	3,554	(40)	(1.1)
Retail stores	69	203	(134)	(66.0)
Total	82,835	83,922	(1,087)	(1.3)
Sanuk:
Wholesale	57,797	58,995	(1,198)	(2.0)
eCommerce	3,006	1,371	1,635	119.3
Retail stores	235	—	235	*
Total	61,038	60,366	672	1.1
Other:
Wholesale	18,347	9,942	8,405	84.5
eCommerce	560	452	108	23.9
Retail stores	63	96	(33)	(34.4)
Total	18,970	10,490	8,480	80.8
Total	$433,845	$420,742	$13,103	3.1%

Total eCommerce	$37,350	$29,705	$7,645	25.7%

Total Retail stores	$96,027	$71,358	$24,669	34.6%

* Calculation of percentage change is not meaningful.

The increase in our overall net sales was primarily due to an increase in UGG retail and eCommerce sales, as well as increases in our other brands wholesale and Sanuk eCommerce sales, partially offset by a decrease in UGG, Sanuk and Teva wholesale sales.  We experienced an increase in the number of pairs sold in our other brands wholesale, retail, eCommerce and Teva wholesale segments, partially offset by a decrease in pairs sold in our UGG and Sanuk wholesale segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 1.0% to approximately 10.6 million pairs sold for the six months ended June 30, 2013 from 10.5 million pairs for the six months ended June 30, 2012.  Our weighted-average wholesale selling price per pair decreased to $31.24 for the six months ended June 30, 2013 from $33.06 for the six months ended June 30, 2012.  The decreased average selling price was primarily due to the decreases in average selling prices for the UGG and Teva wholesale segments, partially offset by increases in average selling prices for the other brands and Sanuk wholesale segments.  Our overall weighted-average selling price per pair across all channels increased to $40.81 for the six months ended June 30, 2013 from $40.26 for the six months ended June 30, 2012.  The increase in overall average selling price per pair was primarily due to the increased mix of direct to consumer sales which carry higher price points, partially offset by the decreased weighted-average wholesale selling price per pair.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in the average selling price, as well as a decrease in the volume of pairs sold.  The decrease in average selling price was due to the introduction of a new line of shoes that carry lower price points, a shift in the product mix, and increased closeout sales.  The decrease in volume was primarily due to our distributor in Canada and wholesale customers in Benelux and the US, as well as our distributors throughout Europe.  The decrease in volume was partially offset by an increase in volume to our distributors throughout Asia and Latin America, as well as our wholesale customers in France, the UK and Japan.  For UGG wholesale net sales, the decrease in average selling price had an impact of approximately $17,000 and the decrease in volume had an impact of approximately $9,000.  We believe the decline in volume was partially due to reduced orders because of our customers’ increased carryover inventory levels resulting from a mild winter in the prior year, and difficult economic conditions in Europe.  At this time, we expect our customers’ carryover inventory levels to decrease but not diminish completely.  We continue to address pricing and use a global strategy to pursue sales throughout the world to mitigate the risk in Europe, and we are making strides to develop more regionally relevant, less weather dependent products to make the UGG brand into more of a year-round brand.

Wholesale net sales of our Teva brand decreased due to a decrease in the average selling price, partially offset by an increase in the volume of pairs sold.  The decrease in average selling price was primarily due to a shift in product mix.  The increase in volume was primarily to our distributors throughout Asia and Europe, as well as our wholesale customers in the UK and France, partially offset by a decrease in volume to our wholesale customers in the US, Benelux and Japan.  For Teva wholesale net sales, the decrease in average selling price had an impact of approximately $2,000 and the increase in volume had an impact of approximately $1,000.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the average selling price on sales in the US, partially offset by an increase in the average selling price on sales outside the US.  The Sanuk brand had a decrease in the volume of pairs sold to our distributors throughout Asia and Europe, offset by an increase in volume to our wholesale customers in the US, France, Benelux and the UK.  For Sanuk wholesale net sales, the decrease in average selling price per pair worldwide had an impact of approximately $1,000.

Wholesale net sales of our other brands increased due to an increase in the volume of pairs sold, as well as an increase in the weighted-average wholesale selling price. The increase in volume of pairs sold, as well as the increase in selling price, were primarily due to the addition of the Hoka brand, which carries higher average selling prices than the other brands included in this segment.  Hoka sales are included from our acquisition date of September 27, 2012 and, therefore, no comparable sales amounts are included in the sales for the six months ended June 30, 2012.  Excluding the Hoka brand, our other brands’ wholesale net sales increased by approximately $4,000 due to an increase in the volume of pairs sold, partially offset by a decrease in sales of approximately $1,000 due to a decrease in the weighted-average wholesale selling price per pair.

Net sales of our eCommerce business increased due to an increase in the number of pairs sold, slightly offset by a decrease in the average selling price. The increase in number of pairs sold was primarily in the US, as well as Europe, Canada and Japan.  For eCommerce net sales, the increase in volume had an impact of approximately $8,000 and the decrease in weighted-average selling price had an impact of approximately $500.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 36 new stores opened since June 30, 2012.  Same store sales for the twenty-six weeks ended June 30, 2013 increased by 2.3% compared to the same period in 2012.  In all of 2013 we expect to open approximately 36 retail stores including 24 in the last six months of the year; we estimate over half of these new stores will be in Asia, primarily in China and Japan, with the remaining new stores in the US and Europe.  As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.

International sales, which are included in the segment sales above, for all of our products combined represented 32.5% of worldwide net sales for both the six months ended June 30, 2013 and 2012.  In dollars, international sales increased for the six months ended June 30, 2013 versus 2012.  The increase in the dollar amount of international sales was largely due to increased retail and eCommerce sales, as well as the addition of the Hoka brand sales, partially offset by decreased sales in our distributor channel for the UGG brand, primarily in Canada, and our wholesale channel for the UGG brand, primarily throughout Europe.  The increase in sales was also offset by decreased sales for the Sanuk brand, primarily throughout Asia.

Gross Profit.  As a percentage of net sales, gross margin remained comparable to the same period in 2012.  Gross profit increased due to the increase in retail and eCommerce sales, which generally carry higher margins than our wholesale segments, partially offset by reductions in gross margin for the retail and eCommerce segments.  The decrease in gross margin for the retail segment was primarily due to an increase in outlet store sales which carry lower margins than concept store sales, as well as increased in store promotions and greater discounts in our outlets.  The decrease in gross margin for the eCommerce segment was primarily due to increased discounts and freight expenses on returns.  Additionally, our gross margin was impacted by higher sheepskin costs, which is one of our primary material costs, as we sold inventory we purchased under a prior year’s sheepskin contract.  Due to the seasonality of our business, sales for the six month period ended June 30 for the years 2010, 2011 and 2012 represented 29.3%, 26.1% and 29.7% of our annual sales, respectively.  Because of the lower proportion of sales in the first six months of the year, gross margin comparisons for the six months ended June 30 to the same period in a prior year are more sensitive to changes in dollars and therefore are not necessarily indicative of annual trends.  Our gross margins fluctuate based on several factors, including material costs.  We expect costs for sheepskin to decrease in the fourth quarter of 2013 compared to the same period in 2012.  Accordingly, we expect our gross margin to increase for the full year 2013 compared to 2012, the majority of which will be realized in the fourth quarter of 2013.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•                  increased retail costs of approximately $20,000, largely related to 36 new retail stores that were not open as of June 30, 2012 and related corporate infrastructure;

•                  increased performance-based compensation of approximately $6,000;

•                  increased international expenses, which exclude expenses allocated to our business segments, of approximately $3,000, primarily related to the impact of foreign currency rate fluctuations;

•                  increased expenses of approximately $4,000 for the Hoka brand which we did not own at June 30, 2012; partially offset by

•                  decreased expense related to the fair value of the Sanuk contingent consideration liability of approximately $6,000 due to revisions to the forecast of sales and gross profit.

Loss from Operations.  Refer to note 8 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Six Months Ended June 30,
			Change
	2013	2012	Amount	%
UGG wholesale	$13,571	$21,096	$(7,525)	(35.7)%
Teva wholesale	11,789	13,324	(1,535)	(11.5)
Sanuk wholesale	15,849	13,302	2,547	19.1
Other wholesale	(5,069)	(2,011)	(3,058)	(152.1)
eCommerce	10,605	10,574	31	0.3
Retail stores	648	8,186	(7,538)	(92.1)
Unallocated overhead costs	(87,492)	(81,246)	(6,246)	(7.7)
Total	$(40,099)	$(16,775)	$(23,324)	(139.0)%

Loss from operations increased primarily due to the increase in SG&A expenses, partially offset by the increase in gross profit.  Beginning January 1, 2013, all gross profit derived from the sales to third parties of the eCommerce and retail stores segments is reported in income from operations of the eCommerce and retail stores segments, respectively.  In prior periods, the gross profit derived from the sales to third parties of the eCommerce and retail stores segments was separated into two components: (i) the wholesale profit was included in the related operating income or loss of each wholesale segment, and represented the difference between the Company’s cost and the Company’s wholesale selling price, and (ii) the retail profit was included in the operating income of the eCommerce and retail stores segments, and represented the difference between the Company’s wholesale selling price and the Company’s retail selling price. Each of the wholesale segments charged the eCommerce and retail segments the same price that they charged third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation.  These changes in reporting only changed the presentation within the table above and did not impact the Company’s condensed consolidated financial statements for any periods. We believe that these changes are appropriate and better align with how we view the business.  The income from operations information for the six months ended June 30, 2012 has been adjusted retrospectively to conform to the current period presentation.

The decrease in income from operations of UGG brand wholesale was primarily the result of the decrease in net sales and resulting gross profit, as well as an increase in sales and divisional expenses of approximately $2,000, partially offset by a decrease in marketing expenses of approximately $3,000.

The decrease in income from operations of Teva brand wholesale was primarily the result of the decrease in net sales and resulting gross profit, as well as increased brand expenses of approximately $1,000.

The increase in income from operations of Sanuk brand wholesale was primarily the result of decreased expense related to the fair value of the Sanuk contingent consideration liability of approximately $5,000, partially offset by increased selling and marketing expenses of approximately $2,000.

The increase in loss from operations of our other brands wholesale was primarily the result of the Hoka brand’s activity which we did not own at June 30, 2012.

The increase in income from operations of our eCommerce business was primarily due to the increase in net sales, partially offset by a decrease in gross margin and an increase in operating expenses of approximately $2,000.  The decrease in gross margin was primarily due to increased discounts and freight expenses on returns.

The decrease in income from operations of our retail store business, which primarily relates to the UGG brand, was primarily due to approximately $20,000 of higher operating expenses largely related to our new store openings, as well as a decrease in gross margin.  The decrease in gross margin was primarily due to an increase in outlet store sales which carry lower margins than concept store sales, as well as increased in store promotions and greater discounts in our outlets.  These results were partially offset by the increase in sales.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $4,000 in performance-based compensation and $3,000 related to the impact of foreign currency rate fluctuations, partially offset by reduced legal expenses of approximately $1,000.

Other Expense (Income), Net.  Other expense, net was $443 for the six months ended June 30, 2013 as compared to other income, net of $580 for the six months ended June 30, 2012.  The change was primarily due to interest expense on our short-term borrowings and amortization of credit facility fees related to our Amended and Restated Credit Agreement, as well as both reduced royalty income and income related to expired eCommerce website customer credits.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax benefit and effective income tax rates were as follows:

	Six Months Ended
	June 30,
	2013	2012
Income tax benefit	$12,274	$4,091
Effective income tax rate	30.3%	25.3%

The increase in the effective tax rate was due in part to an overall discrete tax liability recorded during the three months ended March 31, 2013 of approximately $700 which relates to a combination of prior year US federal, state and foreign tax adjustments.  Also, the increase in rate was due in part to US federal and state tax adjustments recorded during the three months ended June 30, 2012, as well as a change in the jurisdictional mix of expected annual pre-tax income.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of June 30, 2013, approximately $20.0 million of our total cash and cash equivalents were held by our foreign subsidiaries.  This cash is associated with earnings that we consider permanently reinvested.  We have no current plans to repatriate cash and cash equivalents held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents to support our operations and continued growth plans outside of the United States through the funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations.  Further, we do not currently forecast a need for these funds in the United States as the Company’s US operations are supported by the cash generated from the US operations and available borrowings under our Amended and Restated Credit Agreement.  We anticipate our effective tax rate for the full year 2013 to be approximately 32% as compared with the full year rate of 29.9% in 2012.  The primary driver for the increase in the effective tax rate is a projected increase of domestic earnings subject to US tax rates relative to worldwide earnings.

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

Net Loss Attributable to Deckers Outdoor Corporation.   Our net loss increased as a result of the items discussed above.  Our diluted loss per share increased primarily as a result of the increase in net loss, as well as a reduction in the diluted weighted-average common shares outstanding.  The reduction in the diluted weighted-average common shares outstanding was the result of our share repurchases since June 30, 2012.  The weighted-average impact of the share repurchases was a reduction of approximately 4,000,000 shares.

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

The following table summarizes the Company’s cash flows and working capital:

	Six Months Ended June 30,
			Change
	2013	2012	Amount	%
Net cash provided by operating activities	$2,578	$30,568	$(27,990)	(91.6)%
Net cash used in investing activities	$(29,665)	$(27,951)	$(1,714)	(6.1)%
Net cash used in financing activities	$(32,531)	$(151,971)	$119,440	78.6%

	June 30,	December 31,	Change
	2013	2012	Amount	%
Cash and cash equivalents	$49,126	$110,247	$(61,121)	(55.4)%
Trade accounts receivable	109,877	190,756	(80,879)	(42.4)
Inventories	362,060	300,173	61,887	20.6
Prepaid expenses	13,058	14,092	(1,034)	(7.3)
Other current assets	55,376	59,028	(3,652)	(6.2)
Income taxes receivable	22,899	—	22,899	*
Deferred tax assets	16,685	17,290	(605)	(3.5)
Total current assets	629,081	691,586	(62,505)	(9.0)

Short-term borrowings	26,000	33,000	(7,000)	(21.2)
Trade accounts payable	169,220	133,457	35,763	26.8
Other current liabilities	62,736	100,560	(37,824)	(37.6)
Total current liabilities	257,956	267,017	(9,061)	(3.4)

Net working capital	$371,125	$424,569	$(53,444)	(12.6)%

* Calculation of percentage change is not meaningful

Cash from Operating Activities.  Net cash provided by operating activities decreased primarily due to trade accounts payable increasing less, other current assets decreasing less, and the increase in net loss, and the provision for doubtful accounts increasing less during the six months ended June 30, 2013 versus 2012.  The smaller increase in trade accounts payable was primarily related to the timing of our inventory purchases and payments.  The smaller decrease in other current assets was due to less refunds of deposits received in accordance with our contracts to purchase sheepskin in the six months ended June 30, 2013 versus 2012, as well as an increase in Value Added Tax (VAT) receivables in the six months ended June 30, 2013 versus 2012.  These decreases in operating cash flows were partially offset by inventories increasing less, accrued expenses decreasing less and trade accounts receivable decreasing more during the six months ended June 30, 2013 versus 2012.  The smaller increase in inventory was primarily due to efforts to manage inventory levels relative to expected future sales and the timing of inventory purchases and payments.  The smaller decrease in accrued expenses was primarily due to decreased performance based compensation accrued for at December 31, 2012 and paid during the first quarter of 2013 versus performance based compensation accrued for at December 31, 2011 and paid during the first quarter of 2012.  The larger decrease in trade accounts receivable was due to decreased wholesale sales during the six months ended June 30, 2013 versus 2012.  Net working capital decreased as of June 30, 2013 from December 31, 2012, primarily as a result of lower trade accounts receivable, lower cash and cash equivalents, and higher trade accounts payable.  These decreases to working capital were partially offset by the increases to inventory and income taxes receivable, as well as the decrease to other current liabilities.  Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover decreased to 6.6 times in the twelve months ended June 30, 2013 from 7.4 times for the twelve months ended June 30, 2012, primarily due to decreased sales, as well as decreased cash collections for the twelve months ended June 30, 2013 compared to the twelve months ended June 30, 2012.   The decreased cash collections were due to slower collections of accounts receivables outside of the US.  We believe the slower collections of receivables outside the US is a trend that may continue due to overall global economic uncertainty.

Inventory turnover decreased to 2.3 times for the twelve months ended June 30, 2013 compared to 2.8 times for the twelve months ended June 30, 2012, primarily due to higher average inventory levels during the twelve months ended June 30, 2013 compared to the twelve months ended June 30, 2012, partially offset by increased sales.  The higher inventory balances were primarily attributed to carryover product from the 2012 holiday period of predominantly continuing styles, increased inventory to support our additional retail locations, overall projected sales increases, and increased materials and factory costs.

Cash from Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2013 resulted primarily from the purchases of property and equipment.  The capital expenditures include the build out of new retail stores and our corporate facilities, and purchases of computer hardware and software.  For the six months ended June 30, 2012, net cash used in investing activities resulted from the purchases of property and equipment as well as the purchase of a noncontrolling interest in the Hoka brand as an equity method investment. The larger capital expenditures included the build out of new retail stores and corporate facilities.

As of June 30, 2013, we had approximately $3,000 of commitments for future capital expenditures primarily related to the build out of new retail stores.  We estimate that the remaining capital expenditures for 2013, including the aforementioned commitments, will range from approximately $35,000 to $40,000.  We anticipate these expenditures will primarily include the construction costs of new retail stores and new corporate facilities.  The actual amount of capital expenditures for the remainder of the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the six months ended June 30, 2013, net cash used in financing activities was comprised primarily of repayments of short-term borrowings as well as contingent consideration paid related to our Sanuk and Hoka acquisition, partially offset by short-term borrowings of $36,000.  For the six months ended June 30, 2012, net cash used in financing activities was comprised primarily of cash used for repurchases of our common stock, contingent consideration paid related to our Sanuk acquisition, and the $20,000 purchase of the remaining 49% noncontrolling interest in our joint venture with Stella International.

On June 13, 2012, our Board of Directors approved a stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  There was no stock repurchased during the six months ended June 30, 2013.  As of June 30, 2013, we repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66.  As of June 30, 2013, the remaining approved amount was approximately $79,300.

In August 2011, we entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto.  In August 2012 we amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility  In June 2013, we amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants.  Subsequent to June 30, 2013, one of the Company’s subsidiaries entered into a new credit agreement in China (China Credit Facility).  Refer to note 7 to our accompanying condensed consolidated financial statements for further information on our Amended and Restated Credit Agreement and China Credit Facility.  At June 30, 2013, we had approximately $26,000 of outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of $189, leaving an unused balance of $373,811 under the Amended and Restated Credit Agreement.  As of June 30, 2013, we were in compliance with all covenants and we remain in compliance as of the date of this report.  Subsequent to June 30, 2013, we borrowed an additional $156,000 resulting in a total outstanding balance of $182,000 under the Amended and Restated Credit Agreement through August 9, 2013.  We believe this syndicated credit facility will sufficiently cover our liquidity needs for at least the next 12 months.

Contractual Obligations.  The following table summarizes our contractual obligations at June 30, 2013, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$233,128	$42,664	$69,415	$56,806	$64,243
Purchase obligations(2)	367,995	367,394	601	—	—
Total	$601,123	$410,058	$70,016	$56,806	$64,243

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

We also entered into minimum purchase commitments. We have included the total remaining cash commitments, net of deposits, as of June 30, 2013 in this table. We expect our sheepskin purchases by third party factories supplying UGG product to us will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

See note 9 to our accompanying condensed consolidated financial statements.

The purchase price for the Sanuk brand also includes contingent consideration over the next three years as follows:

•                  36.0% of the Sanuk brand gross profit in 2013, and

•                  40.0% of the Sanuk brand gross profit in 2015.

There is no maximum amount of the Sanuk contingent consideration payments for 2013 and 2015.  These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $45,609 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of June 30, 2013.  See note 5 to our accompanying condensed consolidated financial statements.

The purchase price for the Hoka brand also includes contingent consideration through 2017, with a maximum of $2,000.  These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $1,600 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of June 30, 2013.  See note 5 to our accompanying condensed consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin.  The supply of sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required.  There have been significant increases in the price of sheepskin in recent years as the demand from our competitors, as well as the demand from our customers, for this commodity has increased.  Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, global economic conditions, and additional factors which are not considered predictable or within our control.  We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices.  The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our condensed consolidated balance sheets.  In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Other than as a result of an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, as discussed above, we do not believe that there has been a material change in the nature of our primary market risk exposures, including with respect to the categories of market risk to which we are exposed or the particular markets that present the primary risk of loss. As of the date of this Quarterly Report on Form 10-Q, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

We currently utilize forward contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, for a portion of the amounts we expect to purchase and sell in foreign currencies. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. We do not use foreign currency contracts for trading purposes.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations.  Approximately $93,000, or 21.4%, of our total net sales for the six months ended June 30, 2013 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.  As of June 30, 2013, our hedging contracts had notional amounts totaling approximately $63,000.  Based upon sensitivity analysis as of June 30, 2013, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $6,000.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At June 30, 2013, we had outstanding borrowings of approximately $26,000 under the Amended and Restated Credit Agreement.  A 1.0% increase in interest rates on our current borrowings would not have a material impact on income before income taxes.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                       Legal Proceedings

We are involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of our business, including proceedings to protect our intellectual property rights.

On May 31, 2012, a purported shareholder class action lawsuit was filed in the United States District Court for the Central District of California against the Company and certain of its officers. On August 1, 2012, a similar purported shareholder class action lawsuit was filed in the United States District Court for the District of Delaware against the Company and certain of its officers.  These actions are purportedly brought on behalf of purchasers of the Company’s publicly traded securities between October 27, 2011 and April 26, 2012. The California case has been dismissed with prejudice.  The Delaware action has also been dismissed and we are awaiting the final order.

On July 17, 2012 and July 26, 2012, purported shareholder derivative lawsuits were filed in the California Superior Court for the County of Santa Barbara against our Board of Directors and several of our officers. The Company is named as nominal defendant. Plaintiffs in the state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaints include claims for violation of the federal securities laws, breach of fiduciary duties, mismanagement, waste of corporate assets, insider trading, unjust enrichment, and violations of the California Corporations Code. The complaints seek compensatory damages, disgorgement, and other relief.  The Company’s demurrer was sustained with leave to amend.  The Plaintiffs did not timely amend the complaint and a judgment for dismissal was entered on May 6, 2013.  However, Plaintiffs filed an appeal on May 22, 2013.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 13, 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  As of June 30, 2013, we repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share.  The purchases were funded from available working capital.  As of June 30, 2013, the remaining approved amount was approximately $79,300.  Activity under the program for the three months ended June 30, 2013 was as follows:

Period	Total number of shares purchased (1) (in thousands)	Average price paid per share	Approximate dollar value of shares that may yet be purchased (in thousands)
As of December 31, 2012	2,765	$43.66	$79,300
January 1 - January 31	—	$—	$—
February 1 - February 28	—	$—	$—
March 1 - March 31	—	$—	$—
April 1 - April 30	—	$—	$—
May 1 - May 31	—	$—	$—
June 1 - June 30	—	$—	$—
Total	2,765

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
*101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date: August 9, 2013	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)