Form 10-Q
period 2013-09-30
DECKERS OUTDOOR CORP
filed 2013-11-12
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2013

Common Stock, $0.01 par value	34,536,737

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except par value)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$84,107	$110,247
Trade accounts receivable, net of allowances of $16,740 and $25,086 as of September 30, 2013 and December 31, 2012, respectively	211,981	190,756
Inventories	444,595	300,173
Prepaid expenses	15,692	14,092
Other current assets	71,321	59,028
Income taxes receivable	14,194	—
Deferred tax assets	17,756	17,290
Total current assets	859,646	691,586
Property and equipment, net of accumulated depreciation of $88,354 and $69,580 as of September 30, 2013 and December 31, 2012, respectively	164,412	125,370
Goodwill	128,725	128,725
Other intangible assets, net of accumulated amortization of $22,040 and $16,164 as of September 30, 2013 and December 31, 2012, respectively	90,986	95,965
Deferred tax assets	13,523	13,372
Other assets	18,646	13,046
Total assets	$1,275,938	$1,068,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$245,458	$33,000
Trade accounts payable	144,306	133,457
Accrued payroll	27,012	15,896
Other accrued expenses	52,652	59,597
Income taxes payable	2,762	25,067
Total current liabilities	472,190	267,017

Long-term liabilities	47,919	62,246

Commitments and contingencies (note 9)

Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 34,537 and 34,400 shares as of September 30, 2013 and December 31, 2012, respectively	345	344
Additional paid-in capital	150,598	139,046
Retained earnings	605,603	600,811
Accumulated other comprehensive loss	(717)	(1,400)
Total stockholders’ equity	755,829	738,801
Total liabilities and equity	$1,275,938	$1,068,064

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$386,725	$376,392	$820,570	$797,134
Cost of sales	219,833	217,099	460,287	450,974
Gross profit	166,892	159,293	360,283	346,160
Selling, general and administrative expenses	120,395	99,684	353,885	303,326
Income from operations	46,497	59,609	6,398	42,834
Other expense (income), net:
Interest income	(7)	(24)	(42)	(195)
Interest expense	1,067	732	1,786	831
Other, net	(265)	(101)	(506)	(609)
	795	607	1,238	27
Income before income taxes	45,702	59,002	5,160	42,807
Income tax expense	12,642	15,941	368	11,850
Net income	33,060	43,061	4,792	30,957
Other comprehensive income (loss), net of tax:
Unrealized loss on foreign currency hedging	(1,772)	(968)	(452)	(946)
Foreign currency translation adjustment	2,898	412	1,135	2,373
Total other comprehensive income (loss)	1,126	(556)	683	1,427
Comprehensive income	$34,186	$42,505	$5,475	$32,384

Net income attributable to:
Deckers Outdoor Corporation	33,060	43,061	4,792	30,809
Noncontrolling interest	—	—	—	148
	$33,060	$43,061	$4,792	$30,957
Comprehensive income attributable to:
Deckers Outdoor Corporation	34,186	42,505	5,475	32,236
Noncontrolling interest	—	—	—	148
	$34,186	$42,505	$5,475	$32,384

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	0.96	1.19	0.14	0.82
Diluted	0.95	1.18	0.14	0.81
Weighted-average common shares outstanding:
Basic	34,496	36,129	34,451	37,534
Diluted	34,794	36,577	34,792	37,994
 See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,792	$30,957
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	27,409	22,899
Change in fair value of contingent consideration	831	6,223
(Recovery of) provision for doubtful accounts, net	(246)	1,717
Stock compensation	9,821	12,029
Other	559	857
Changes in operating assets and liabilities:
Trade accounts receivable	(20,979)	(47,601)
Inventories	(143,224)	(232,897)
Prepaid expenses and other current assets	(17,985)	24,486
Income tax receivable	(8,796)	(16,838)
Other assets	(4,314)	(3,142)
Trade accounts payable	14,521	53,433
Contingent consideration	(6,458)	(959)
Accrued expenses	7,466	(23,623)
Income taxes payable	(22,305)	(13,351)
Long-term liabilities	3,444	2,425
Net cash used in operating activities	(155,464)	(183,385)
Cash flows from investing activities:
Purchases of property and equipment	(55,760)	(42,002)
Acquisition of businesses	—	(8,329)
Equity method investment	—	(500)
Purchases of intangible assets	(701)	(3,985)
Net cash used in investing activities	(56,461)	(54,816)
Cash flows from financing activities:
Cash paid for shares withheld for taxes	(4,845)	(5,750)
Excess tax benefits from stock compensation	1,033	2,108
Cash paid for repurchases of common stock	—	(184,695)
Contingent consideration and deferred payments paid	(22,628)	(29,041)
Cash paid for noncontrolling interest in consolidated entity	—	(20,000)
Proceeds from issuance of short-term borrowing	286,458	275,000
Cash paid for repayment of short-term borrowings	(74,000)	(1,714)
Net cash provided by financing activities	186,018	35,908

Effect of exchange rates on cash	(233)	323
Net change in cash and cash equivalents	(26,140)	(201,970)
Cash and cash equivalents at beginning of period	110,247	263,606
Cash and cash equivalents at end of period	$84,107	$61,636
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$30,225	$39,786
Interest	$1,329	$453
Non-cash investing activity:
Accruals for purchases of property and equipment	$6,381	$2,355
Contingent consideration arrangement for acquisition of businesses	$—	$1,120
Deferred purchase payments for acquisition of business	$—	$3,671
Accruals for asset retirement obligations	$26	$146
Non-cash financing activity:
Accruals for shares withheld for taxes	$1,658	$752
See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

(1)                     General

(a)        Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years or other interim periods.  Deckers Outdoor Corporation (also referred to as Deckers or the Company) is a global leader in designing, marketing and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high performance activities.  The Company’s business is seasonal, with the highest percentage of UGG® brand net sales occurring in the third and fourth quarters and the highest percentage of Teva® and Sanuk® brand net sales occurring in the first and second quarters of each year.  The other brands do not have a significant seasonal impact on the Company.

Prior to April 2, 2012, the Company owned 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China.  Stella International is also one of the Company’s major manufacturers in China.  On April 2, 2012, the Company purchased, for a total purchase price of $20,000, the 49% noncontrolling interest owned by Stella International.  The Company accounted for this transaction as an acquisition of the remaining interest of an entity that had already been majority-owned by the Company.  The purchase resulted in a reduction to additional paid in capital of $14,037 representing excess purchase price over the carrying amount of the noncontrolling interest.  Prior to this purchase, the Company already had a controlling interest in this entity, and therefore, the subsidiary had been and will continue to be consolidated with the Company’s operations.

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

The Company has elected to grant nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the employee recipients to receive shares of common stock in the Company upon vesting of the NSUs.  The vesting of most NSUs is subject to achievement of certain performance targets.  For the majority of NSUs granted in 2013, if the performance goal is achieved, these awards will vest in equal one-third installments at the end of each of the three years after the performance goal is achieved.  For NSUs granted in 2012, the performance target was not met and, therefore, the awards will not vest.  On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

During the three months ended September 30, 2013, the Company granted 15,750 NSUs under the 2006 Plan, at a weighted-average grant-date fair value of $54.59 per share.  During the nine months ended September 30, 2013, the Company granted 298,250 NSUs under the 2006 Plan, at a weighted-average grant-date fair value of $57.29 per share.  As of September 30, 2013, future unrecognized compensation cost for these awards, excluding estimated forfeitures was $13,000. As of September 30, 2013, the Company believed that the achievement of at least the threshold performance objective of these awards was probable, and therefore recognized compensation expense accordingly for these awards.

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  There was no stock repurchased during the three and nine months ended September 30, 2013.  As of September 30, 2013, the Company had repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share, leaving the remaining approved amount at approximately $79,300.

(3)                    Accumulated Other Comprehensive Loss (AOCL)

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	September 30, 2013	December 31, 2012
Unrealized loss on foreign currency hedging, net of tax	$(452)	$—
Cumulative foreign currency translation adjustment, net of tax	(265)	(1,400)
Accumulated other comprehensive loss	$(717)	$(1,400)

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average shares used in basic computation	34,496,000	36,129,000	34,451,000	37,534,000
Dilutive effect of stock-based awards*	298,000	448,000	341,000	460,000
Weighted-average shares used for diluted computation	34,794,000	36,577,000	34,792,000	37,994,000

*Excluded NSUs	274,000	199,000	274,000	199,000
*Excluded RSUs	639,000	671,000	639,000	671,000
*Excluded SARs	525,000	525,000	525,000	525,000
*Excluded options	—	—	—	—

* The share-based awards that were excluded from the dilutive effect were excluded because necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through the three and nine months ended September 30, 2013 and 2012, respectively. The excluded awards include the maximum amounts achievable for these awards.

(5)                    Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses, other current assets, short-term borrowings, trade accounts payable, accrued expenses, and income taxes receivable and payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, except as noted otherwise, if calculated based on current interest rates, would not significantly differ from the recorded amounts.  The fair value of the contingent consideration and the derivatives are measured and recorded at fair value on a recurring basis.  The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

The table below summarizes the Company’s financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair value at September 30,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$4,168	$4,168	$—	$—
Nonqualified deferred compensation liability	$(4,168)	$(4,168)	$—	$—
Non-designated derivatives assets	$94	$—	$94	$—
Designated derivatives liability	$(696)	$—	$(696)	$—
Non-designated derivatives liability	$(126)	$—	$(126)	$—
Contingent consideration for acquisition of business	$(46,923)	$—	$—	$(46,923)

	Fair value at December 31,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$3,653	$3,653	$—	$—
Nonqualified deferred compensation liability	$(3,653)	$(3,653)	$—	$—
Non-designated derivatives assets	$839	$—	$839	$—
Non-designated derivatives liabilities	$(336)	$—	$(336)	$—
Contingent consideration for acquisition of business	$(71,460)	$—	$—	$(71,460)

The Level 2 inputs consist of forward spot rates at the end of the reporting period (see note 6).

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.

Sanuk

The estimated fair value of the contingent consideration attributable to our Sanuk brand acquisition is based on the Sanuk brand estimated future gross profits, using a probability weighted average sales forecast to determine a best estimate of gross profits.  The estimated sales forecast includes a compound annual growth rate (CAGR) of 16.9% from fiscal year 2012 through fiscal year 2015.  The gross profit forecasts for fiscal years 2013 through 2015 range from approximately $52,000 to $80,000, which are then used to apply the contingent consideration percentages in accordance with the applicable agreement.  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  The Company’s use of different estimates and assumptions could produce different estimates of the value of the contingent consideration.  For example, a 5.0% change in the estimated CAGR would change the total liability balance at September 30, 2013 by approximately $4,000.

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

The following table presents a reconciliation of the Level 3 measurement:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

Balance, December 31, 2012	$71,500
Payments	(25,400)
Change in fair value	800
Balance, September 30, 2013	$46,900

(6)                Foreign Currency Exchange Contracts and Hedging

As of September 30, 2013, the Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $38,000 , held by two counterparties and had non-designated derivative contracts with notional amounts totaling approximately $22,000, held by one counterparty. At December 31, 2012, the Company had non-designated derivative contracts with notional amounts totaling approximately $19,000, which were comprised of offsetting contracts with the same counterparty and expired in March 2013.  At September 30, 2013, the outstanding contracts were expected to mature over the next three months.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives.  During the three and nine months ended September 30, 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2013.  The effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of September 30, 2013, the total amount in accumulated other comprehensive loss (see note 3) was expected to be reclassified into income within the next six months.

The following table summarizes the effect of foreign exchange contracts designated as cash flow hedging relationships on the condensed consolidated financial statements:

For the Nine Months Ended September 30,	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Reclassified from AOCI into Income (Effective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain (Loss) from Amount Excluded from Effectiveness Testing
2013	$(690)	Net sales	$597	SG&A	$(12)
2012	$(1,707)	Net sales	$1,141	SG&A	$23

The following table summarizes the effect of foreign exchange contracts not designated as hedging instruments on the condensed consolidated financial statements:

For the Nine Months Ended September 30,	Location of Gain (Loss) Recognized in Income (Loss) on Derivatives	Amount of Gain (Loss) Recognized in Income (Loss) on Derivatives
2013	SG&A	$(32)
2012	SG&A	$(272)

(7)      Credit Agreement

In June 2013, the Company amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants including an increase in the maximum amount permitted to be spent on the headquarters building from $75,000 to $80,000.

In August 2013, Deckers (Beijing) Trading Co., LTD, a fully owned subsidiary, entered into a credit facility in China (China Credit Facility) that provides for an uncommitted revolving line of credit of up to RMB 60,000, or approximately $10,000, in the third and fourth quarters and RMB 20,000, or approximately $3,300, in the first and second quarters.  Interest is based on the People’s Bank of China rate, which was 6.0% at September 30, 2013.  The China Credit Facility is on demand and subject to annual review and renewal.  The obligations under the China Credit Agreement are guaranteed by the Company

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

for 110% of the facility amount in USD. At September 30, 2013, the Company had $7,000 of outstanding borrowings under the China Credit Facility. Subsequent to September 30, 2013, the Company borrowed an additional $3,000 resulting in a total outstanding balance of $10,000 under the China Credit Agreement through November 12, 2013.

At September 30, 2013, the Company had $239,000 of outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of $200.  The weighted average interest rate of the outstanding borrowings was 1.69%.  As a result, the unused balance under the Amended and Restated Credit Agreement was $160,800 at September 30, 2013.  After applying the asset coverage ratio and adjusted leverage ratio, the amount available to borrow at September 30, 2013 was $110,600.  Subsequent to September 30, 2013, the Company borrowed $31,000 and repaid $27,000 resulting in a remaining outstanding balance of $243,000 under the Amended and Restated Credit Agreement through November 12, 2013.

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

Beginning January 1, 2013, all gross profit derived from the sales to third parties of the eCommerce and retail stores segments is reported in income from operations of the eCommerce and retail stores segments, respectively.  In prior periods, the gross profit derived from the sales to third parties of the eCommerce and retail stores segments was separated into two components: (i) the wholesale profit was included in the related operating income or loss of each wholesale segment, and represented the difference between the Company’s cost and the Company’s wholesale selling price, and (ii) the retail profit was included in the operating income of the eCommerce and retail stores segments, and represented the difference between the Company’s wholesale selling price and the Company’s retail selling price. Each of the wholesale segments charged the eCommerce and retail segments the same price that they charged third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation.  These changes in segment reporting only changed the presentation within the table below and did not impact the Company’s condensed consolidated financial statements for any periods. The Company believes that these changes better align with how management views the business, which is that sales of the eCommerce and retail stores segments each generate a cash flow of their own and the wholesale segments are not active in generating those cash flows.  The segment information for the three and nine months ended September 30, 2012 has been adjusted retrospectively to conform to the current period presentation.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales to external customers:
UGG wholesale	$273,677	$284,075	$418,749	$454,652
Teva wholesale	15,893	15,922	95,145	96,087
Sanuk wholesale	16,649	17,008	74,446	76,003
Other wholesale	12,993	6,991	31,340	16,933
eCommerce	14,884	13,263	52,234	42,968
Retail stores	52,629	39,133	148,656	110,491
	$386,725	$376,392	$820,570	$797,134
Income (loss) from operations:
UGG wholesale	$82,256	$90,177	$95,827	$111,273
Teva wholesale	(1,366)	(1,377)	10,423	11,947
Sanuk wholesale	3,657	2,856	19,506	16,158
Other wholesale	(189)	(21)	(5,258)	(2,032)
eCommerce	2,678	3,281	13,283	13,855
Retail stores	(2,260)	321	(1,612)	8,507
Unallocated overhead costs	(38,279)	(35,628)	(125,771)	(116,874)
	$46,497	$59,609	$6,398	$42,834

Inter-segment sales from the Company’s wholesale segments to the Company’s eCommerce and retail stores segments are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.  Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to the eCommerce and retail stores segments.

Business segment asset information is summarized as follows:

	September 30, 2013	December 31, 2012
Total assets for reportable segments:
UGG wholesale	$538,934	$377,997
Teva wholesale	48,074	59,641
Sanuk wholesale	204,617	209,861
Other wholesale	34,699	29,446
eCommerce	3,711	5,058
Retail stores	159,453	134,804
	$989,488	$816,807

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	September 30, 2013	December 31, 2012
Total assets for reportable segments	$989,488	$816,807
Unallocated cash and cash equivalents	84,107	110,247
Unallocated deferred tax assets	31,279	30,662
Other unallocated corporate assets	171,064	110,348
Consolidated total assets	$1,275,938	$1,068,064

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits.  While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  As of September 30, 2013, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions.  These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets.  As of September 30, 2013, the Company had experienced no loss or lack of access to its invested cash and cash equivalents.  The Company’s cash and cash equivalents are as follows:

	September 30, 2013	December 31, 2012
Money market fund accounts	$35,167	$52,650
Cash	48,940	57,597
Total Cash and Cash Equivalents	$84,107	$110,247

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 38.3% and 35.6% of the Company’s total net sales for the three months ended September 30, 2013 and 2012, respectively.  International sales were 35.2% and 34.0% of the Company’s total net sales for the nine months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, no single foreign country comprised more than 10% of total net sales.  The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments.  Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	September 30, 2013	December 31, 2012
US	$126,866	$89,423
All other countries*	37,546	35,947
Total	$164,412	$125,370

*  No foreign country’s long-lived assets comprised more than 10% of total long-lived assets as of September 30, 2013 and December 31, 2012.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of net sales for either the nine months ended September 30, 2013 or 2012.  As of September 30, 2013, no single customer accounted

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

for more than 10% of net trade accounts receivable.  As of December 31, 2012, one customer accounted for 18.8% of net trade accounts receivable.

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

Contingent Consideration.  In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of September 30, 2013, the remaining contingent consideration payments, which have no maximum, are as follows:

·                  36.0% of the Sanuk brand gross profit in 2013, and
·                  40.0% of the Sanuk brand gross profit in 2015.

As of September 30, 2013 and December 31, 2012, contingent consideration for the acquisition of the Sanuk brand of $45,216 and $70,360, respectively, is included within other accrued expenses ($18,352 and $25,450 at September 30, 2013 and December 31, 2012, respectively) and long-term liabilities ($26,864 and $44,910 at September 30, 2013 and December 31, 2012, respectively) in the condensed consolidated balance sheets.  Refer to note 5 for further information on the contingent consideration amounts.

In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000.  As of September 30, 2013 and December 31, 2012, contingent consideration for the acquisition of the Hoka brand of $1,700 and $1,100, respectively, is included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheets.  Refer to note 5 for further information on the contingent consideration amounts.

Purchase Obligations.  The Company has unconditional purchase obligations relating to sheepskin contracts.  The Company enters into contracts requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories, and other agents (each, a Buyer) must make on or before a specified target date.  Under certain contracts, the Company may pay an advance deposit, which is included in other current assets on the condensed consolidated balance sheets and shall be repaid to the Company as Buyers purchase goods under the terms of these agreements.  In the event that a Buyer does not purchase certain minimum commitments on or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled.  These agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments by the target dates, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts, and the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyers purchase the remaining minimum commitments.   The contracts do not permit net settlement.  Minimum commitments for these contracts as of September 30, 2013 were as follows:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
October 2011	September 2014	$50,000	$286,000	$38,273	$27,598
October 2012	September 2013	$—	$83,000	$—	$3,746
April 2013	September 2014	$—	$26,750	$—	$26,750
September 2013	September 2014	$—	$50,730	$—	$50,730

Income Taxes.  The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions.  When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which the Company believes it is more likely than not that the position will be sustained upon examination. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement. The portion of the benefits that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  With few exceptions, the Company is no longer subject to US federal, state, local, or non-US income tax examinations by tax authorities for years before 2008.

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

(10)    Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill, Net	Other Intangible Assets, Net
Balance at December 31, 2012*	$128,725	$95,965
Purchases of intangible assets	—	701
Amortization expense	—	(5,798)
Changes in foreign currency exchange rates	—	118
Balance at September 30, 2013	$128,725	$90,986

The Company’s goodwill by segment is as follows:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	September 30, 2013	December 31, 2012
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	8,680	8,680
Total	$128,725	$128,725

*The above tables, as well as the Condensed Consolidated Balance Sheet at December 31, 2012, have been retrospectively adjusted to reflect adjustments to the purchase price allocation from our prior year acquisition. Goodwill was increased and other intangible assets were decreased by $2,458.

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
·                  information security and privacy of customer, employee or company information;
·                  overall global economic trends;
·                  reliability of overseas factory production and storage; and
·                  the availability and cost of raw materials.

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
·                  Teva®: High performance, outdoor footwear and sandals; and
·                  Sanuk®: Innovative action sport footwear rooted in surf and beach lifestyle.

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

Our business has been impacted by what we believe are several important trends that we expect will continue:

·                  Continuing uncertainty surrounding US and global economic conditions has adversely impacted businesses worldwide. Some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

·                  The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant increases in the prices of sheepskin as the demand from competitors for this material has increased. However, we expect our sheepskin costs to decrease in the fourth quarter of 2013 compared to the fourth quarter of 2012 due to lower pricing negotiated for our Fall 2013 product costs, as well as the use of UGGpure, real wool woven into a durable backing used as an alternative to table grade sheepskin in select linings and foot beds.

·                  The markets for casual, outdoor, and athletic footwear have grown significantly during the last decade. We believe this growth is a result of the trend toward casual dress in the workplace, increasingly active outdoor lifestyles, and a growing emphasis on comfort.

·                  Consumers are more often seeking footwear designed to address a broader array of activities with the same quality, comfort, and high performance attributes they have come to expect from traditional athletic footwear.

·                  Consumers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market category creators and leaders.

·                  Consumers have become increasingly focused on luxury and comfort, seeking out products and brands that are fashionable while still comfortable.

·                  There is an emerging sustainable lifestyle movement happening all around the world, and consumers are demanding that brands and companies become more environmentally responsible.

·                  Consumers are following a recent trend of buy now, wear now.  This trend entails the consumer waiting to purchase shoes until they will actually wear them, which includes the impact weather will have on their decision of when to buy, contrasted with a tendency in the past to purchase shoes they did not plan to wear until later.

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
·      a more robust offering, including year-round or transitional collections to better bridge the gap between late summer and the start of the holiday season;
·      growing direct to consumer platform and enhanced omni-channel capabilities are enabling us to increasingly connect with existing and target consumers in a more intimate environment to introduce our evolving product lines;
·                  increased marketing for women and men in targeted high-end print, OOH, digital and social advertising;
·                  a targeted UGG for Men campaign featuring Tom Brady;
·                  targeted marketing at prospective consumers through outreach marketing including email blasts, new catalogs and direct mail pieces;
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
·                  continued expansion of worldwide retail through new UGG Australia stores; and
·                  continued geographic expansion through our UGG Australia concept and outlet stores globally.

We believe the luxurious comfort of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by limiting distribution to selected higher-end retailers. As part of this strategy, we have increased our product offering, including a growing spring line, growing year-round collections and an expanded men’s line, a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as handbags, cold weather accessories, home, and apparel. We have also recently expanded our marketing and promotional efforts, which we believe has contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification also will help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.

Teva Brand Overview

For over 30 years Teva has fueled the adventure lifestyle around the globe. Teva pioneered the sport sandal category in 1984 and today our mission remains steadfast: to enable spontaneous adventure with versatile utility-centered footwear for everyday consumers. By designing simple, functional footwear, Teva is driving growth through extending our established global platforms in sandals and water-related products and by leveraging our authenticity with active lifestyle consumers.

We believe that Teva’s Originals product line will be a key platform in driving market penetration for the brand. In the US, we believe the line will continue to bolster our leadership position in sandals and will grow our market share through casual category extensions. Globally, we expect that the Originals line will establish Teva’s position across the warm-weather climates of Asia and Latin America, setting the foundation to support core lifestyle collections within these regions.

Within the US, Teva maintains its position as the market leader within the sport sandal category. Growth opportunities within our current core channels of distribution - outdoor specialty and sporting goods - will be pursued through deepening penetration with evolved and expanded product offerings. Teva plans to support its channel expansion beyond present distribution with focused investments in targeted, solution-driven marketing programs in order to attract new lifestyle consumers to the brand. However, we cannot assure investors that these efforts will be successful.

Sanuk Brand Overview

The Sanuk brand was founded 15 years ago, and from its origins in the Southern California surf culture, has grown into a global brand with an expanding consumer audience and growing presence in the casual canvas and sandals categories. The Sanuk brand’s use of unexpected materials and unconventional constructions combined with its fun and funky branding has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga Mat sandal collection and the patented SIDEWALK SURFERS®.  We believe that the Sanuk brand provides substantial growth opportunities, especially within the casual canvas markets, supporting our strategic initiatives spanning new product launches, and direct to consumer channel development and global expansion.  However, we cannot assure investors that our efforts to grow the brand will be successful.

Other Brands Overview

Our other brands consist of TSUBO, Ahnu, MOZO, and Hoka. Our other brands are all sold through most of our distribution channels, with the majority sold through wholesale channels.

TSUBO, meaning pressure point in Japanese, is marketed as high-end comfort footwear for men and women. The brand is a synthesis of ergonomics and style, with a full line of dress and dress casuals including boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function, and maximum comfort. We are positioning the TSUBO brand as the premium footwear solution for people in the city. We are continuing to create products to address consumers’ unique needs of all-day comfort, innovative style, and superior quality.

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

MOZO creates footwear for culinary professionals that redefine the industry dress code. Crafted for the most discerning of palettes, MOZO shoes blend function, performance, and style. Each product is lightweight, durable, comfortable, and easy to clean to address every aspect of your life. MOZO footwear is designed for casual, every day wear and built to challenge any culinary environment so you never have to compromise your personal style to perform at your very best. MOZO shoes can be found at foodservice equipment and supply distributors and online at Zappos.com and Amazon.com. Beginning in 2014, we expect that MOZO products will be available at footwear retailers nationwide.

The Hoka brand focuses on designing road and trail running footwear.  Runners from around the world are experiencing the benefits of the Hoka brand products.  These shoes are used by marathon runners and ultra-marathon runners as well as every day runners to enjoy running and maintain top physical performance.

We expect to leverage our design, marketing, and distribution capabilities to grow our other brands over the next several years, consistent with our mission to build niche brands into global market leaders. Nevertheless, we cannot assure investors that our efforts to grow these brands will be successful.

eCommerce Overview

Our eCommerce business, which sells all of our brands, except Hoka and Mozo, allows us to reinforce our relationship with the consumer. eCommerce enables us to meet the growing demand for our products, sell the products at retail prices, and provide significant incremental operating income. The eCommerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands’ promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments. Our websites can also drive wholesale and distributor sales by increasing brand awareness and directing consumers to retailers that carry our brands, including our own retail stores. In recent years, revenue from our eCommerce business has increased significantly, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.

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

Retail Stores Overview

Our retail stores are predominantly UGG Australia concept stores and UGG Australia outlet stores. Our retail stores enable us to directly impact our customers’ experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. In addition, our UGG Australia concept stores allow us to showcase our entire product line including footwear, accessories, handbags, home, and outerwear; whereas, a wholesale account may not represent all of these categories. Through our outlet stores, we sell some of our discontinued styles from prior seasons, plus products made specifically for the outlet stores. We sell Teva products as well as some of our other brands through limited outlet locations.

As of September 30, 2013, we had a total of 105 retail stores worldwide. These stores are company-owned and operated and include our China stores, which prior to April 2, 2012 were owned and operated with our joint venture partner.  On April 2, 2012, we purchased the remaining interest in our Chinese joint venture.  During the remainder of 2013, we plan to open additional retail stores, with the majority in international locations.  We expect to continue opening more retail stores worldwide beyond 2013.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the third and fourth calendar quarters and the highest percentage of Teva and Sanuk brand net sales occurring in the first and second calendar quarters of each year.  Our other brands do not have a significant seasonal impact.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$263,760	$170,085	$386,725
Income (loss) from operations	$2,652	$(42,751)	$46,497

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$246,306	$174,436	$376,392	$617,264
Income (loss) from operations	$11,933	$(28,708)	$59,609	$144,114

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table summarizes the Company’s results of operations:

	Three Months Ended September 30,
	2013		2012		Change
	Amount	%	Amount	%	Amount	%
Net sales	$386,725	100.0%	$376,392	100.0%	$10,333	2.7%
Cost of sales	219,833	56.8	217,099	57.7	2,734	1.3
Gross profit	166,892	43.2	159,293	42.3	7,599	4.8
Selling, general and administrative expenses	120,395	31.1	99,684	26.5	20,711	20.8
Income from operations	46,497	12.0	59,609	15.8	(13,112)	(22.0)
Other expense, net	795	0.2	607	0.2	188	31.0
Income before income taxes	45,702	11.8	59,002	15.7	(13,300)	(22.5)
Income tax expense	12,642	3.3	15,941	4.2	(3,299)	(20.7)
Net income	$33,060	8.5%	$43,061	11.4%	$(10,001)	(23.2)%

Overview.  The Hoka brand operations are included in our results of operations effective upon our acquisition date of September 27, 2012.  The increase in our overall net sales was primarily due to an increase in UGG retail sales, other brands wholesale sales, and eCommerce sales, partially offset by a decrease in UGG wholesale sales.  The decrease in income from operations resulted from higher selling, general and administrative expenses, partially offset by an increase in gross profit.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended September 30,
			Change
	2013	2012	Amount	%
Net sales by location:
US	$238,777	$242,230	$(3,453)	(1.4)%
International	147,948	134,162	13,786	10.3
Total	$386,725	$376,392	$10,333	2.7%
Net sales by brand and distribution channel:
UGG:
Wholesale	$273,677	$284,075	$(10,398)	(3.7)%
eCommerce	11,125	9,726	1,399	14.4
Retail stores	52,192	39,007	13,185	33.8
Total	336,994	332,808	4,186	1.3
Teva:
Wholesale	15,893	15,922	(29)	(0.2)
eCommerce	2,041	1,946	95	4.9
Retail stores	109	73	36	49.3
Total	18,043	17,941	102	0.6
Sanuk:
Wholesale	16,649	17,008	(359)	(2.1)
eCommerce	1,458	1,307	151	11.6
Retail stores	293	—	293	*
Total	18,400	18,315	85	0.5
Other:
Wholesale	12,993	6,991	6,002	85.9
eCommerce	260	284	(24)	(8.5)
Retail stores	35	53	(18)	(34.0)
Total	13,288	7,328	5,960	81.3
Total	$386,725	$376,392	$10,333	2.7%

Total eCommerce	$14,884	$13,263	$1,621	12.2%

Total Retail stores	$52,629	$39,133	$13,496	34.5%

* Calculation of percentage change is not meaningful.

The increase in our overall net sales was primarily due to an increase in UGG retail sales, other brands wholesale sales, and eCommerce sales, partially offset by a decrease in UGG wholesale sales.  We experienced an increase in the number of pairs sold in all segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 7.1% to approximately 6.0 million pairs sold for the three months ended September 30, 2013 from 5.6 million pairs for the three months ended September 30, 2012.  Our weighted-average wholesale selling price per pair decreased to $59.80 for the three months ended September 30, 2013 from $62.89 for the three months ended September 30, 2012.  The decreased average selling price was primarily due to decreases in average selling prices for the UGG, Sanuk and Teva wholesale segments, partially offset by an increase in the average selling price for the other brands wholesale segment.  Our overall weighted-average selling price per pair across all channels decreased to $64.92 for the three months ended September 30, 2013 from $67.95 for the three months ended September 30, 2012.  The decrease in overall average selling price per pair was primarily due to the decreased weighted-average wholesale selling price per pair, partially offset by the increased mix of direct to consumer sales which carry higher price points.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in the average selling price, partially offset by an increase in the volume of pairs sold.  The decrease in average selling price was due to unfavorable foreign currency rate fluctuations in Japan, the introduction of additional casual shoe products that carry lower price points and increased closeout sales.  The increase in volume was primarily due to our distributors throughout Asia and Europe, as well as our wholesale customers in the United Kingdom (UK), Japan, Benelux and France, partially offset by a decrease in volume of pairs sold to our wholesale customers in the US.  For UGG wholesale net sales, the decrease in average selling price had an impact of approximately $22,000 and the increase in volume had an impact of approximately $12,000.  We continue to use a global strategy to pursue sales throughout the world and make strides to develop more regionally relevant, less weather dependent products that can be worn year-round.

Wholesale net sales of our Teva brand decreased due to a decrease in the average selling price, partially offset by an increase in volume of pairs sold.  The decrease in average selling price was primarily due to a shift in product mix.  The increase in volume was primarily due to our wholesale customers in the US and Benelux, as well as our distributors throughout Asia and wholesale customers in the UK and France, partially offset by a decrease in volume to our distributors throughout Europe and wholesale customers in Japan. For Teva wholesale net sales, the decrease in average selling price had an impact of approximately $1,500 and the increase in volume had an impact of approximately $1,500.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the average selling price, partially offset by an increase in the volume of pairs sold. The decrease in average selling price was primarily due to increased closeout sales in the US, partially offset by increased average selling prices outside the US primarily due to the addition of international wholesale sales, which generally carry higher price points than distributor sales.  The increase in volume of pairs sold was primarily due to our wholesale customers in the US and UK, as well as our distributors throughout Europe and wholesale customers in France, Japan and Benelux. These increases in volume were partially offset by a decrease in volume to our distributors throughout Asia. For Sanuk wholesale net sales, the decrease in average selling price had an impact of approximately $2,500 and the overall increase in volume had an impact of approximately $2,000.

Wholesale net sales of our other brands increased due to an increase in the weighted-average wholesale selling price, as well as an increase in the volume of pairs sold.  The increase in selling price was primarily due to the addition of the Hoka brand, which carries higher average selling prices than the other brands included in this segment, as well as increases in average selling prices in all other brands in this segment. The increase in volume of pairs sold was primarily due to the addition of the Hoka brand. Hoka sales are included from our acquisition date of September 27, 2012 and, therefore, no comparable sales amounts are included in the sales for the three months ended September 30, 2012.  Excluding the Hoka brand, our other brands’ wholesale net sales increased by approximately $1,000 due to an increase in the weighted-average wholesale selling price per pair, partially offset by a decrease in sales of approximately $500 due to a decrease in the volume of pairs sold.

Net sales of our eCommerce business increased due to an increase in the number of pairs sold, partially offset by a decrease in the average selling price. The increase in number of pairs sold was primarily in the US, as well as Europe, Japan, Canada and China.  For eCommerce net sales, the increase in volume had an impact of approximately $2,900 and the decrease in weighted-average selling price had an impact of approximately $1,300.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 37 new stores opened since September 30, 2012.  Over half of these new stores were in Asia, primarily in China and Japan, with the remaining new stores in the US and Europe. Same store sales for the thirteen weeks ended September 29, 2013 increased by 1.9% compared to the same period in 2012.  For retail same store sales, we experienced an increase in volume of approximately $3,000 partially offset by a decrease in weighted-average selling price of approximately $2,000. As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.

International sales, which are included in the segment sales above, for all of our products combined represented 38.3% and 35.6% of worldwide net sales for the three months ended September 30, 2013 and 2012, respectively.  The increase in international sales was primarily due to increased sales in our retail segment and in our wholesale channel, primarily in Benelux, and the addition of our Hoka brand.

Gross Profit.  As a percentage of net sales, gross margin increased primarily due to an increased mix of retail and eCommerce sales, which generally carry higher margins than our wholesale segments. The increase in gross margin due to channel mix was partially offset by a decrease in gross margin primarily due to an increase in closeout sales.  The increased mix of closeout sales reduced gross margins by approximately 50 basis points.  Our gross margins fluctuate based on several factors including material costs.  We expect costs for sheepskin to decrease in the fourth quarter of 2013 compared to the same period in 2012.  Accordingly, we expect our gross margin to increase for the full year 2013 compared to 2012, the majority of which will be realized in the fourth quarter of 2013.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

·                  increased retail costs of approximately $12,000, largely related to 37 new retail stores that were not open as of September 30, 2012 and related corporate infrastructure;
·                  increased recognition of performance-based compensation of approximately $6,000 as a result of our belief that the achievement of at least the threshold performance objective of certain awards is probable; and
·                  increased expenses of approximately $2,000 for the Hoka brand which we acquired on September 27, 2012.

Income from Operations.  Refer to note 8 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Three Months Ended September 30,
			Change
	2013	2012	Amount	%
UGG wholesale	$82,256	$90,177	$(7,921)	(8.8)%
Teva wholesale	(1,366)	(1,377)	11	0.8
Sanuk wholesale	3,657	2,856	801	28.0
Other wholesale	(189)	(21)	(168)	(800.0)
eCommerce	2,678	3,281	(603)	(18.4)
Retail stores	(2,260)	321	(2,581)	(804.0)
Unallocated overhead costs	(38,279)	(35,628)	(2,651)	(7.4)
Total	$46,497	$59,609	$(13,112)	(22.0)%

Income from operations decreased due to the increase in SG&A expenses, partially offset by the increase in gross profit.  Beginning January 1, 2013, all gross profit derived from the sales to third parties of the eCommerce and retail stores segments is reported in income from operations of the eCommerce and retail stores segments, respectively.  In prior periods, the gross profit derived from the sales to third parties of the eCommerce and retail stores segments was separated into two components: (i) the wholesale profit was included in the related operating income or loss of each wholesale segment, and represented the difference between the Company’s cost and the Company’s wholesale selling price, and (ii) the retail profit was included in the operating income of the eCommerce and retail stores segments, and represented the difference between the Company’s wholesale selling price and the Company’s retail selling price. Each of the wholesale segments charged the eCommerce and retail segments the same price that they charged third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation.  These changes in reporting only changed the presentation within the table above and did not impact the Company’s condensed consolidated financial statements for any periods. We believe that these changes better align with how we view the business, which is that sales of the eCommerce and retail stores segments each generate a cash flow of their own and the wholesale segments are not active in generating those cash flows.  The income from operations information for the three months ended September 30, 2012 has been adjusted retrospectively to conform to the current period presentation.

The decrease in income from operations of UGG brand wholesale was primarily the result of the decrease in net sales, as well as a 1.3 percentage point decrease in gross margin partially attributable to the decrease in average selling price. Operating expenses of UGG brand wholesale remained comparable to the prior year.

The loss from operations of Teva brand wholesale was consistent with the loss from operations in the prior year. The Teva brand experienced a 5.3 percentage point increase in gross margin, partially offset by an increase in operating expenses of approximately $1,000. The increase in gross margin was primarily due to decreased closeout sales, as well as increased international wholesale sales which generally carry higher margins than distributor sales.

The increase in income from operations of Sanuk brand wholesale was primarily the result of decreased expense related to the fair value of the Sanuk contingent consideration liability and decreased marketing and promotional expenses.  The decrease in expenses was partially offset by the decrease in net sales and resulting gross profit.

The increase in loss from operations of our other brands wholesale was primarily the result of the activity of our Hoka brand, which we purchased on September 27, 2012.

The decrease in income from operations of our eCommerce business was primarily due to an increase in operating expenses of approximately $2,500, partially offset by an increase in gross profit of approximately $1,900. The increase in operating expenses was primarily due to increased expenses related to foreign currency rate fluctuations and marketing and promotional expenses.

Our retail store business, which primarily relates to the UGG brand, had a loss from operations for the three months ended September 30, 2013, compared to income from operations for the three months ended September 30, 2012. This change was primarily due to approximately $12,000 of higher operating expenses largely related to our new store openings and related corporate infrastructure.  These results were partially offset by increased gross profit of approximately $10,000.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $4,000 in the recognition of performance-based compensation, partially offset by approximately $1,000 related to the impact of foreign currency rate fluctuations.

Other Expense, Net.  The increase in other expense, net was primarily due to interest expense on our short-term borrowings and amortization of credit facility fees related to our Amended and Restated Credit Agreement.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax expense and effective income tax rates were as follows:

	Three Months Ended September 30,
	2013	2012
Income tax expense	$12,642	$15,941
Effective income tax rate	27.7%	27.0%

The change in the effective tax rate was partially due to a change in the jurisdictional mix of expected annual pre-tax income, as well as overall discrete tax benefits of approximately $2,000 recognized in each of the three month periods ended September 30, 2013 and 2012. The discrete tax benefits relate to a combination of prior year US federal, state and foreign tax adjustments.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of September 30, 2013, we did not have a material amount of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We anticipate our effective tax rate for the full year 2013 to be between 31% and 32% as compared with the full year rate of 29.9% in 2012.

Net Income Attributable to Deckers Outdoor Corporation.   Our net income decreased as a result of the items discussed above. Our diluted earnings per share decreased primarily as a result of the decrease in net income, partially offset by a reduction in the diluted weighted-average common shares outstanding. The reduction in the diluted weighted-average common shares outstanding was the result of our share repurchases which commenced during the three month period ended September 30, 2012.  The weighted-average impact of the share repurchases was a reduction of approximately 1,800,000 shares.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table summarizes the Company’s results of operations:

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	%	Amount	%	Amount	%
Net sales	$820,570	100.0%	$797,134	100.0%	$23,436	2.9%
Cost of sales	460,287	56.1	450,974	56.6	9,313	2.1
Gross profit	360,283	43.9	346,160	43.4	14,123	4.1
Selling, general and administrative expenses	353,885	43.1	303,326	38.1	50,559	16.7
Income from operations	6,398	0.8	42,834	5.4	(36,436)	(85.1)
Other expense, net	1,238	0.2	27	0.0	1,211	4,485.2
Income before income taxes	5,160	0.6	42,807	5.4	(37,647)	(87.9)
Income tax expense	368	0.0	11,850	1.5	(11,482)	(96.9)
Net income	4,792	0.6	30,957	3.9	(26,165)	(84.5)
Net income attributable to the noncontrolling interest	—	—	(148)	0.0	148	*
Net income attributable to Deckers Outdoor Corporation	$4,792	0.6%	$30,809	3.9%	$(26,017)	(84.4)%

* Calculation of percentage change is not meaningful.

Overview.  The Hoka brand operations are included in our results of operations effective upon our acquisition date of September 27, 2012.  The increase in our overall net sales was primarily due to an increase in UGG retail sales and other brands wholesale sales, as well as increases in our UGG and Sanuk eCommerce sales, partially offset by a decrease in UGG, Sanuk and Teva wholesale sales.  The decrease in income from operations resulted primarily from higher selling, general and administrative expenses, partially offset by an increase in gross profit.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Nine Months Ended September 30,
			Change
	2013	2012	Amount	%
Net sales by location:
US	$531,581	$526,268	$5,313	1.0%
International	288,989	270,866	18,123	6.7
Total	$820,570	$797,134	$23,436	2.9%
Net sales by brand and distribution channel:
UGG:
Wholesale	$418,749	$454,652	$(35,903)	(7.9)%
eCommerce	41,395	34,054	7,341	21.6
Retail stores	147,853	110,066	37,787	34.3
Total	607,997	598,772	9,225	1.5
Teva:
Wholesale	95,145	96,087	(942)	(1.0)
eCommerce	5,556	5,500	56	1.0
Retail stores	177	276	(99)	(35.9)
Total	100,878	101,863	(985)	(1.0)
Sanuk:
Wholesale	74,446	76,003	(1,557)	(2.0)
eCommerce	4,464	2,678	1,786	66.7
Retail stores	527	—	527	*
Total	79,437	78,681	756	1.0
Other:
Wholesale	31,340	16,933	14,407	85.1
eCommerce	819	736	83	11.3
Retail stores	99	149	(50)	(33.6)
Total	32,258	17,818	14,440	81.0
Total	$820,570	$797,134	$23,436	2.9%

Total eCommerce	$52,234	$42,968	$9,266	21.6%

Total Retail stores	$148,656	$110,491	$38,165	34.5%

* Calculation of percentage change is not meaningful.

The increase in our overall net sales was primarily due to an increase in UGG retail sales and other brands wholesale sales, as well as increases in our UGG and Sanuk eCommerce sales, partially offset by a decrease in UGG, Sanuk and Teva wholesale sales.  We experienced an increase in the number of pairs sold in all segments except Sanuk wholesale.  This resulted in an increase in the overall volume of footwear sold for all brands of 3.1% to approximately 16.6 million pairs sold for the nine months ended September 30, 2013 from 16.1 million pairs for the nine months ended September 30, 2012.  Our weighted-average wholesale selling price per pair decreased to $41.43 for the nine months ended September 30, 2013 from $43.43 for the nine months ended September 30, 2012.  The decreased average selling price was primarily due to decreases in average selling prices for the UGG, Sanuk and Teva wholesale segments, partially offset by an increase in average selling price for the other brands wholesale segment.  Our overall weighted-average selling price per pair across all channels decreased to $49.46 for the nine months ended September 30, 2013 from $49.82 for the nine months ended September 30, 2012.  The decrease in overall average selling price per pair was primarily due to the decreased weighted-average wholesale selling price per pair, partially offset by the increased mix of direct to consumer sales which carry higher price points.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in the average selling price, partially offset by an increase in the volume of pairs sold.  The decrease in average selling price was due to unfavorable foreign currency rate fluctuations in Japan, the introduction of additional casual shoe products that carry lower price points, and increased closeout sales.  The increase in volume was primarily due to our wholesale customers in the UK, as well as our distributors throughout Europe, wholesale customers in Japan and France, and distributors throughout Asia.  These increases in volume were partially offset by decreased volume to our wholesale customers in the US and Benelux. For UGG wholesale net sales, the decrease in average selling price had an impact of approximately $37,000 and the increase in volume had an impact of approximately $1,000.  We continue to address pricing and use a global strategy to pursue sales throughout the world and we are making strides to develop more regionally relevant, less weather dependent products to make the UGG brand into more of a year-round brand.

Wholesale net sales of our Teva brand decreased due to a decrease in the average selling price, partially offset by an increase in the volume of pairs sold.  The decrease in average selling price was primarily due to a shift in product mix.  The increase in volume was primarily to our distributors throughout Asia, as well as our wholesale customers in the UK and France, partially offset by a decrease in volume to our wholesale customers in the US and Japan, distributors throughout Europe and wholesale customers in Benelux.  For Teva wholesale net sales, the decrease in average selling price had an impact of approximately $3,000 and the increase in volume had an impact of approximately $2,000.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the average selling price on sales in the US, partially offset by an increase in the average selling price on sales outside the US.  The decrease in average selling price on sales in the US was primarily due to increased closeout sales. The increased average selling price outside the US was primarily due to the addition of international wholesale sales which generally carry higher price points than distributor sales.  The Sanuk brand had a decrease in the volume of pairs sold to our distributors throughout Asia and Europe, offset by an increase in volume to our wholesale customers in the US.  For Sanuk wholesale net sales, the decrease in average selling price per pair worldwide had an impact of approximately 4,000 and the increase in volume in the US of approximately $8,000 was partially offset by the decrease in volume outside the US of approximately $6,000.

Wholesale net sales of our other brands increased due to an increase in the average selling price, as well as an increase in the volume of pairs sold. The increase in selling price, as well as the increase in volume of pairs sold, were primarily due to the addition of the Hoka brand, which carries higher average selling prices than the other brands included in this segment.  Hoka sales are included from our acquisition date of September 27, 2012 and, therefore, no comparable sales amounts are included in the sales for the nine months ended September 30, 2012.  Excluding the Hoka brand, our other brands’ wholesale net sales increased by approximately $4,000 due to an increase in the volume of pairs sold, partially offset by a decrease in sales of approximately $1,000 due to a decrease in the average selling price per pair.

Net sales of our eCommerce business increased due to an increase in the number of pairs sold, slightly offset by a decrease in the average selling price. The increase in number of pairs sold was primarily in the US, as well as Europe, Japan, Canada and China.  For eCommerce net sales, the increase in volume had an impact of approximately $10,000 and the decrease in average selling price had an impact of approximately $1,000.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 37 new stores opened since September 30, 2012.  Over half of these new stores were in Asia, primarily in China and Japan, with the remaining new stores in the US and Europe. Same store sales for the thirty-nine weeks ended September 29, 2013 increased by 2.7% compared to the same period in 2012.  For retail same store sales, we experienced an increase in volume of approximately $2,000 and an increase in weighted-average selling price of approximately $500. As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.

International sales, which are included in the segment sales above, for all of our products combined represented 35.2% and 34.0% of worldwide net sales for the nine months ended September 30, 2013 and 2012, respectively.  The increase in international sales was largely due to increased retail sales and the addition of the Hoka brand's sales, as well as increased eCommerce sales, partially offset by decreased sales in our distributor channel for the UGG brand, primarily in Canada, and our distributor channel for the Sanuk brand, primarily throughout Asia.

Gross Profit.  As a percentage of net sales, gross margin remained comparable to the same period in 2012.  Gross profit increased due to the increased mix of retail and eCommerce sales, which generally carry higher margins than our wholesale segments, partially offset by reductions in gross margin for the retail, eCommerce and UGG wholesale segments.  The decrease in gross margin for the retail segment was primarily due to an increase in outlet store sales which generally carry lower margins than concept store sales.  The decrease in gross margin for the eCommerce segment was primarily due to increased free shipping promotions.  The decreased gross margin in our UGG wholesale segment was primarily due to increased closeout sales.  The overall increased mix of closeout sales for all brands reduced gross margins by approximately 125 basis points.    Our gross margins fluctuate based on several factors, including material costs.  We expect costs for sheepskin to decrease in the fourth quarter of

2013 compared to the same period in 2012.  Accordingly, we expect our gross margin to increase for the full year 2013 compared to 2012, the majority of which will be realized in the fourth quarter of 2013.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

·                  increased retail costs of approximately $33,000, largely related to 37 new retail stores that were not open as of September 30, 2012 and related corporate infrastructure;
·                  increased recognition of performance-based compensation of approximately $10,000 as a result of our belief that the achievement of at least the threshold performance objective of certain awards is probable;
·                  increased expenses of approximately $7,000 for the Hoka brand which we acquired on September 27, 2012;
·      increased expenses of approximately $5,000 related to the impact of foreign currency rate fluctuations; partially offset by
·                  decreased expense related to the fair value of the Sanuk contingent consideration liability of approximately $6,000 due primarily to increases made during the nine months ended September 30, 2012 to the brand's forecast of sales and gross profit through 2015.

Income from Operations.  Refer to note 8 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Nine Months Ended September 30,
			Change
	2013	2012	Amount	%
UGG wholesale	$95,827	$111,273	$(15,446)	(13.9)%
Teva wholesale	10,423	11,947	(1,524)	(12.8)
Sanuk wholesale	19,506	16,158	3,348	20.7
Other wholesale	(5,258)	(2,032)	(3,226)	(158.8)
eCommerce	13,283	13,855	(572)	(4.1)
Retail stores	(1,612)	8,507	(10,119)	(118.9)
Unallocated overhead costs	(125,771)	(116,874)	(8,897)	(7.6)
Total	$6,398	$42,834	$(36,436)	(85.1)%

Income from operations decreased due to the increase in SG&A expenses, partially offset by the increase in gross profit.  Beginning January 1, 2013, all gross profit derived from the sales to third parties of the eCommerce and retail stores segments is reported in income from operations of the eCommerce and retail stores segments, respectively.  In prior periods, the gross profit derived from the sales to third parties of the eCommerce and retail stores segments was separated into two components: (i) the wholesale profit was included in the related operating income or loss of each wholesale segment, and represented the difference between the Company’s cost and the Company’s wholesale selling price, and (ii) the retail profit was included in the operating income of the eCommerce and retail stores segments, and represented the difference between the Company’s wholesale selling price and the Company’s retail selling price. Each of the wholesale segments charged the eCommerce and retail segments the same price that they charged third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation.  These changes in reporting only changed the presentation within the table above and did not impact the Company’s condensed consolidated financial statements for any periods. We believe that these changes better align with how we view the business, which is that sales of the eCommerce and retail stores segments each generate a cash flow of their own and the wholesale segments are not active in generating those cash flows.  The income from operations information for the nine months ended September 30, 2012 has been adjusted retrospectively to conform to the current period presentation.

The decrease in income from operations of UGG brand wholesale was primarily the result of the decrease in net sales and resulting gross profit, partially offset by a decrease in operating expenses of approximately $1,000.

The decrease in income from operations of Teva brand wholesale was primarily the result of increased operating expenses of approximately $1,500.

The increase in income from operations of Sanuk brand wholesale was primarily the result of decreased expense related to the fair value of the Sanuk contingent consideration liability of approximately $6,000, partially offset by increased selling and marketing expenses of approximately $3,000.

The increase in loss from operations of our other brands wholesale was primarily the result of the activity of our Hoka brand, which we purchased on September 27, 2012.

The decrease in income from operations of our eCommerce business was primarily due to an increase in operating expenses of approximately $4,500, as well as a decrease in gross margin, partially offset by the increase in net sales.  The decrease in gross margin was primarily due to increased free shipping promotions.

Our retail store business, which primarily relates to the UGG brand, had a loss from operations for the nine months ended September 30, 2013 compared to income from operations for the nine months ended September 30, 2012. This change was primarily due to approximately $33,000 of higher operating expenses largely related to our new store openings and related corporate infrastructure, as well as a decrease in gross margin.  The decrease in gross margin was primarily due to an increase in outlet store sales which generally carry lower margins than concept store sales.  These results were partially offset by the increase in sales.

The increase in unallocated overhead costs resulted most significantly from an increase of approximately $7,000 in the recognition of performance-based compensation and $3,000 related to the impact of foreign currency rate fluctuations.

Other Expense, Net.  The increase in other expense, net was primarily due to interest expense on our short-term borrowings and amortization of credit facility fees related to our Amended and Restated Credit Agreement.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Nine Months Ended September 30,
	2013	2012
Income tax expense	$368	$11,850
Effective income tax rate	7.1%	27.7%

The decrease in the effective tax rate was primarily due to the decrease in income before income taxes, as well as overall discrete tax benefits of approximately $1,000 recognized in each of the nine month periods ended September 30, 2013 and 2012, partially offset by a change in the jurisdictional mix of expected annual pre-tax income. The discrete tax benefits relate to a combination of prior year US federal, state and foreign tax adjustments, and had a larger proportional impact to the effective tax rate for the nine months ended September 30, 2013 versus 2012 due to the lower income before income taxes.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of September 30, 2013, we did not have a material amount of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We anticipate our effective tax rate for the full year 2013 to be between 31% and 32% as compared with the full year rate of 29.9% in 2012.

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

Net Income Attributable to Deckers Outdoor Corporation.   Our net income decreased as a result of the items discussed above. Our diluted earnings per share decreased primarily as a result of the decrease in net income, partially offset by a reduction in the diluted weighted-average common shares outstanding. The reduction in the diluted weighted-average common shares outstanding was the result of our share repurchases which commenced during the three month period ended September 30, 2012.  The weighted-average impact of the share repurchases was a reduction of approximately 3,300,000 shares.

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

Our cash flow cycle includes the purchase of or deposits for raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables.  As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables.  The seasonality of our UGG brand business requires us to build fall and winter inventories in the second and third quarters to support sales for the UGG brand’s major selling seasons, which historically occur during the third and fourth quarters; whereas, the Teva and Sanuk brands build inventory levels beginning in the fourth and first quarters in anticipation of the spring selling season that occurs in the first and second quarters.  Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year.  The cash required to fund these working capital fluctuations has been provided using our internal cash flows and short-term borrowings.  As needed, we borrow funds under our Amended and Restated Credit Agreement.

The following table summarizes the Company’s cash flows and working capital:

	Nine Months Ended September 30,
			Change
	2013	2012	Amount	%
Net cash used in operating activities	$(155,464)	$(183,385)	$27,921	15.2%
Net cash used in investing activities	$(56,461)	$(54,816)	$(1,645)	(3.0)%
Net cash provided by financing activities	$186,018	$35,908	$150,110	418.0%

	September 30,	December 31,	Change
	2013	2012	Amount	%
Cash and cash equivalents	$84,107	$110,247	$(26,140)	(23.7)%
Trade accounts receivable	211,981	190,756	21,225	11.1
Inventories	444,595	300,173	144,422	48.1
Prepaid expenses	15,692	14,092	1,600	11.4
Other current assets	71,321	59,028	12,293	20.8
Income taxes receivable	14,194	—	14,194	*
Deferred tax assets	17,756	17,290	466	2.7
Total current assets	859,646	691,586	168,060	24.3

Short-term borrowings	245,458	33,000	212,458	643.8
Trade accounts payable	144,306	133,457	10,849	8.1
Other current liabilities	82,426	100,560	(18,134)	(18.0)
Total current liabilities	472,190	267,017	205,173	76.8

Net working capital	$387,456	$424,569	$(37,113)	(8.7)%

* Calculation of percentage change is not meaningful

Cash from Operating Activities.  Net cash used in operating activities decreased primarily due to reduced inventory purchases, other current liabilities decreasing less, and trade accounts receivable increasing less during the nine months ended September 30, 2013 versus 2012.  The smaller increase in inventory was primarily related to efforts to manage inventory levels relative to expected future sales and the timing of our inventory purchases and payments.  The change in other current liabilities was primarily due to larger payroll accruals, including performance-based compensation, in the nine months ended September 30, 2013 versus 2012, as well as decreased performance-based compensation accrued for at December 31, 2012 and paid during the first quarter of 2013 versus performance-based compensation accrued for at December 31, 2011 and paid during the first quarter of 2012. The smaller increase in trade accounts receivable was primarily related to decreased wholesale sales in the nine months ended September 30, 2013 versus 2012.  These changes in operating cash flows were partially offset by trade accounts payable increasing less and the change in net income during the nine months ended September 30, 2013 versus 2012, as well as other current assets increasing during the nine months ended September 30, 2013 compared to a decrease during the nine months ended September 30, 2012.  The smaller increase in trade accounts payable was primarily due to the timing of inventory purchases and payments.  The change in other current assets was due to less refunds of deposits received in accordance with our contracts to purchase sheepskin in the nine months ended September 30, 2013 versus 2012, as well as an increase in Value Added Tax (VAT) receivables in the nine months ended September 30, 2013 versus 2012. Net working capital decreased as of September 30, 2013 from December 31, 2012, primarily as a result of higher short-term borrowings, lower cash and cash equivalents, and higher trade accounts payable.  These decreases to working capital were partially offset by the increases to inventory, trade accounts receivable, income taxes receivable and other current assets, as well as the decrease to other current liabilities.  Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover decreased to 5.9 times in the twelve months ended September 30, 2013 from 6.1 times for the twelve months ended September 30, 2012, primarily due to the decrease in wholesale sales having a greater impact than the decrease in accounts receivable.

Inventory turnover decreased to 2.2 times for the twelve months ended September 30, 2013 compared to 2.4 times for the twelve months ended September 30, 2012, primarily due to higher average inventory levels during the twelve months ended September 30, 2013 compared to the twelve months ended September 30, 2012, partially offset by increased sales.  The higher average inventory balances were primarily attributed to carryover product from the 2012 holiday period of predominantly continuing styles, increased inventory to support our additional retail locations, and increased materials and factory costs. We anticipate the trend of inventory turns to improve in the future as certain material costs are expected to decrease.

Cash from Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2013 resulted primarily from the purchases of property and equipment.  The capital expenditures include the build out of our new corporate facilities and retail stores, and purchases of computer hardware and software.  The new corporate facilities will replace several leased spaces and we plan to finance a portion of the facilities cost. For the nine months ended September 30, 2012, net cash used in investing activities resulted from the purchases of property and equipment as well as our acquisitions of the Hoka brand and an intangible asset for lease rights for an UGG brand retail store location in France. The larger capital expenditures included the build out of new retail stores and corporate facilities.

As of September 30, 2013, we had approximately $5,000 of commitments for future capital expenditures primarily related to the build out of new retail stores.  We estimate that the remaining capital expenditures for 2013, including the aforementioned commitments, will range from approximately $25,000 to $30,000.  We anticipate these expenditures will primarily include the build out of our new corporate facilities, although not contractually obligated, of approximately $18,000 and new retail stores of approximately $6,000 .  The actual amount of capital expenditures for the remainder of the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the nine months ended September 30, 2013, net cash provided by financing activities was comprised primarily of short-term borrowings of $286,000, partially offset by repayments of short-term borrowings as well as contingent consideration paid related to our acquisitions of Sanuk and Hoka.  For the nine months ended September 30, 2012, net cash provided by financing activities was comprised primarily of short-term borrowings of $275,000, partially offset by cash used for repurchases of our common stock, contingent consideration paid related to our Sanuk acquisition, and the $20,000 purchase of the remaining 49% noncontrolling interest in our joint venture with Stella International.

On June 13, 2012, our Board of Directors approved a stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  There was no stock repurchased during the nine months ended September 30, 2013.  As of September 30, 2013, we repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66.  As of September 30, 2013, the remaining approved amount was approximately $79,300.

In August 2011, we entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto.  In August 2012 we amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility.  In June 2013 we amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants including an increase in the maximum amount permitted to be spent on the headquarters building from $75,000 to $80,000.  In August 2013 one of the Company’s subsidiaries entered into a new credit agreement in China (China Credit Facility).  Refer to note 7 and to our accompanying condensed consolidated financial statements for further information on our Amended and Restated Credit Agreement and China Credit Facility.  At September 30, 2013, we had approximately $239,000 of outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of $200, leaving an unused balance of $160,800 under the Amended and Restated Credit Agreement.  As of September 30, 2013, we were in compliance with all covenants and we remain in compliance as of the date of this report.  Subsequent to September 30, 2013, we borrowed $31,000 and repaid $27,000 resulting in a remaining outstanding balance of $243,000 under the Amended and Restated Credit Agreement through November 12, 2013.  We believe this syndicated credit facility will sufficiently cover our liquidity needs for at least the next 12 months.

Contractual Obligations.  The following table summarizes our contractual obligations at September 30, 2013, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$285,343	$45,278	$79,430	$66,306	$94,329
Purchase obligations(2)	272,232	271,831	401	—	—
Total	$557,575	$317,109	$79,831	$66,306	$94,329

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

(2)         Our purchase obligations consist mostly of open purchase orders. They also include capital expenditures, promotional expenses and service contracts. Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year. These are outstanding open orders and not minimum purchase obligations. Our future capital expenditures primarily relate to the build out of new retail stores. Our promotional expenditures and service contracts are due periodically through 2015.

We also entered into minimum purchase commitments relating to sheepskin contracts. We have included the total remaining cash commitments, net of deposits, as of September 30, 2013 in this table. We expect our sheepskin purchases by third party factories supplying UGG product to us will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

See note 9 to our accompanying condensed consolidated financial statements.

The purchase price for the Sanuk brand also includes contingent consideration over the next three years as follows:

·                  36.0% of the Sanuk brand gross profit in 2013, and
·                  40.0% of the Sanuk brand gross profit in 2015.

There is no maximum amount of the Sanuk contingent consideration payments for 2013 and 2015.  These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $45,216 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of September 30, 2013.  See note 5 to our accompanying condensed consolidated financial statements.

The purchase price for the Hoka brand also includes contingent consideration through 2017, with a maximum of $2,000.  These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $1,700 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of September 30, 2013.  See note 5 to our accompanying condensed consolidated financial statements.

We believe that internally generated funds, the available borrowings under our existing Amended and Restated Credit Agreement, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months and the foreseeable future.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, the impact of commodity costs including for sheepskin, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to generate returns on our acquisitions of businesses, and market volatility, among others.  See Part II, Item 1A, “Risk Factors” for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Amended and Restated Credit Agreement.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of additional indebtedness could further result in incurring additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

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

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations.  Approximately $193,000, or 23.6%, of our total net sales for the nine months ended September 30, 2013 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.  As of September 30, 2013, our hedging contracts had notional amounts totaling approximately $60,000.  Based upon sensitivity analysis as of September 30, 2013, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $4,000.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At September 30, 2013, we had outstanding borrowings of approximately $239,000 under the Amended and Restated Credit Agreement.  A 1.0% increase in interest rates on our current borrowings would not have a material impact on income before income taxes.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                       Legal Proceedings

We are involved in various routine legal proceedings as both plaintiff and defendant incident to the ordinary course of our business, including proceedings to protect our intellectual property rights.

On May 31, 2012, a purported shareholder class action lawsuit was filed in the United States District Court for the Central District of California against the Company and certain of its officers. On August 1, 2012, a similar purported shareholder class action lawsuit was filed in the United States District Court for the District of Delaware against the Company and certain of its officers.  These actions were purportedly brought on behalf of purchasers of the Company’s publicly traded securities between October 27, 2011 and April 26, 2012. Both cases were dismissed with prejudice, and no appeal was taken from either dismissal.

On July 17, 2012 and July 26, 2012, two purported shareholder derivative lawsuits were filed in the California Superior Court for the County of Santa Barbara against our Board of Directors and several of our officers. The Company is named as nominal defendant. Plaintiffs in the state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaints include claims for breach of fiduciary duties, mismanagement, waste of corporate assets, insider trading, unjust enrichment, and violations of the California Corporations Code. The complaints seek compensatory damages, disgorgement, and other relief.  The actions were consolidated on September 13, 2012, and the Plaintiffs filed a consolidated complaint on November 20, 2012. On March 21, 2013, the Company’s demurrer to the consolidated complaint was sustained with leave to amend.  The Plaintiffs did not timely amend the consolidated complaint and a final judgment and order of dismissal with prejudice was entered on May 6, 2013.  However, Plaintiffs filed an appeal on May 22, 2013, which is still pending.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 13, 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  As of September 30, 2013, we repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share.  The purchases were funded from available working capital.  As of September 30, 2013, the remaining approved amount was approximately $79,300.  Activity under the program for the nine months ended September 30, 2013 was as follows:

Period	Total number of shares purchased (1) (in thousands)	Average price paid per share	Approximate dollar value of shares that may yet be purchased (in thousands)
As of December 31, 2012	2,765	$43.66	$79,300
January 1 - January 31	—	$—	$—
February 1 - February 28	—	$—	$—
March 1 - March 31	—	$—	$—
April 1 - April 30	—	$—	$—
May 1 - May 31	—	$—	$—
June 1 - June 30	—	$—	$—
July 1 - July 31	—	$—	$—
August 1 - August 31	—	$—	$—
September 1 - September 30	—	$—	$—
Total	2,765

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
*101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date:	November 12, 2013	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)