Form 10-K
period 2013-12-31
DECKERS OUTDOOR CORP
filed 2014-03-03
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 0-22446
DECKERS OUTDOOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3015862 (I.R.S. Employer Identification No.)
250 Coromar Drive, Goleta, California (Address of principal executive offices)	93117 (Zip Code)
Registrant's telephone number, including area code: (805) 967-7611
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 28, 2013, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $1,693,099,089, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant's common stock on The NASDAQ Global Select market on that date, which was $50.51. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares of the registrant's Common Stock outstanding at February 14, 2014 was 34,620,587.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2014 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report, are incorporated by reference into Part III of this annual report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this annual report.

DECKERS OUTDOOR CORPORATION
For the Fiscal Year Ended December 31, 2013

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report and the information incorporated by reference in this report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those anticipated or projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this annual report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "project," 'plan", "predict", "should," "will," and similar expressions, or the negative of these expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Specifically, this report and the information incorporated by reference in this report contain forward-looking statements relating to, among other things:

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels and geographic mix;

•	the success of our new products, brands, and growth initiatives;

•	the impact of seasonality on our operations;

•	expectations regarding our net sales and earnings growth and other financial metrics;

•	our development of worldwide distribution channels;

•	trends affecting our financial condition, results of operations, or cash flows;

•	our expectations for expansion of our retail and E-Commerce capabilities;

•	information security and privacy of customer, employee or company information;

•	overall global economic trends;

•	reliability of overseas factory production and storage; and

•	the availability and cost of raw materials.
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

PART I
References in this Annual Report on Form 10-K to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. Ahnu®, Deckers®, Hoka One One® (Hoka), MOZO®, Sanuk®, Teva®, TSUBO®, and UGG® are some of our trademarks. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.
Item 1.    Business.
Unless otherwise specifically indicated, all amounts in Item 1. and Item 1A. herein are expressed in thousands, except for employees, share quantity, per share data, and selling prices.
General
Deckers Outdoor Corporation was incorporated in 1975 under the laws of the State of California and, in 1993, reincorporated under the laws of the State of Delaware. We are a global leader in designing, marketing and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities.  We believe that our footwear is distinctive and appeals broadly to men, women and children. We sell our products, including accessories such as handbags and loungewear, through quality domestic and international retailers, international distributors, and directly to end-user consumers both domestically and internationally, through our websites, call centers, and retail stores. Our primary objective is to build our footwear lines into global lifestyle brands with market leadership positions. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort and products tailored to a variety of activities, seasons, and demographic groups. All of our products are currently manufactured by independent contractors primarily in Asia. Our continued growth will depend upon the broadening of our products offered under each brand, the appeal of our products to our consumers, expanding domestic and international distribution, successfully opening new retail stores, increasing sales to consumers, and developing or acquiring new brands.
Products
We market our products primarily under three proprietary brands:
UGG.    The UGG brand is one of the most iconic and recognized brands in the global footwear industry and highlights the Company’s successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, with an expanding product offering and a growing global audience that attracts women, men and children. UGG brand footwear continually earns media exposure from numerous outlets both organically and from strategic public relations efforts, including an increasing amount of exposure internationally.
Teva.    Teva is our active lifestyle brand, born from the outdoors and rooted in adventure. Originator of the original sport sandal, today the Teva product line includes casual sandals, shoes, boots and amphibious footwear built for ultimate versatility.
We are focused on regaining our leadership position in the sandal market, and continuing to expand our casual and women’s offering to appeal to a wider range of consumers through utility driven design, color and premium materials.
Sanuk.    Sanuk is our fun lifestyle footwear brand rooted in surf culture but embraced by an eclectic mix of style-savvy optimists. The Sanuk brand is probably best known for the patented SIDEWALK SURFERS® shoe which effectively introduced the hanging deconstructed footwear movement. Other primary offerings include the Beer CozyTM and Yoga MatTM sandal collections made from real yoga mat material. The brand has a history of innovation, product invention, foot-friendly comfort, unexpected materials and clever branding.
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
In addition to our primary brands, our other brands include TSUBO, a line of mid and high-end dress and dress casual footwear that incorporates style, function, and maximum comfort; Ahnu, a line of outdoor performance and lifestyle footwear; MOZO, a line of footwear crafted for culinary professionals that redefines the industry dress code; Hoka, a line of footwear for all capacities of runners designed with a unique performance midsole geometry, oversize midsole volume and active footframe.
Sales and Distribution

At the wholesale level, we distribute our products in the US through sales representatives, who are organized geographically and by brand. In addition to our wholesale business, we also sell products directly to consumers through our websites and retail stores. Our brands are generally advertised and promoted through a variety of consumer media campaigns. We benefit from editorial coverage in both consumer and trade publications. Each brand's dedicated marketing team works closely with targeted accounts to maximize advertising and promotional effectiveness. We also manage brand marketing on a global basis to ensure consistent consumer communications in all regions and channels. We determine our global communication plans based on brand strategies, consumer insights, and return on investment measures.
Our sales force is generally separated by brand, as each brand generally has certain specialty consumers; however, there is overlap between the sales teams and customers. We have aligned our brands' sales forces to position them for the future of the brands. Each brand's respective sales manager recruits and manages their network of sales representatives. We believe this approach for the US market maximizes the selling efforts to our national retail accounts on a cost-effective basis.
We distribute products sold in the US through our distribution centers in Camarillo and Ventura, California. Our distribution centers feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers. We are also in the early stages of opening a new distribution center in Moreno Valley, California. For certain customers requiring special handling, each shipment is pre-labeled and packed to the retailer's specifications, enabling the retailer to easily unpack our product and immediately display it on the sales floor. All incoming and outgoing shipments must meet our quality inspection process.
Internationally, we distribute our products through independent distributors and retailers in many countries, including throughout Europe, Asia Pacific, Canada, and Latin America, among others. In addition, as we do in the US, in certain countries, we sell products directly to international consumers through our websites and our retail stores. For our wholesale and Direct-to-Consumer businesses, we operate distribution centers in certain international locations and utilize third-party distribution companies in other countries. We may also work with trading companies for importation, as needed. Our principal wholesale customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers, shoe stores, and online retailers.
Our five largest customers accounted for approximately 23.0% of worldwide net sales for 2013, compared to 22.8% for 2012. No single customer accounted for greater than 10% of our consolidated net sales in 2013.
UGG.    We sell our UGG footwear and accessories primarily through higher-end department stores such as Nordstrom, Neiman Marcus and Bloomingdale's, as well as independent specialty retailers such as Journey's, and online retailers such as Zappos.com. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who seeks out the fashion and functional elements of our UGG products.
Teva.    We sell our Teva footwear primarily through specialty outdoor and sporting goods retailers such as REI, L.L. Bean, Dick's Sporting Goods, and The Sports Authority as well as online retailers such as Zappos.com. Our brand strength in casual and women’s has also expanded our business to a wider distribution of department store and mall channels including Nordstrom, Dillard’s and Journey’s, as well as family footwear with DSW and Famous Footwear. We believe distribution that services active lifestyle consumers with premium assortments, merchandising and customer experience will continue to be areas of growth for the brand.
Sanuk.    We sell our Sanuk footwear primarily through independent action sports retailers including specialty surf and skate shops, outdoor retailers such as REI and Bass Pro Shops, specialty footwear retailers and larger national retail chains including Nordstrom, Journey's, Dillard's, DSW, and The Buckle. We believe these retailers showcase the brand's creativity, fun, and comfort and allow us to effectively reach our target consumers for the brand.
Other brands.    Our other brands are sold primarily at better department stores, outdoor specialty accounts, independent specialty retailers, and with online retailers that support our brand ideals of comfort, style, and quality. Key accounts of our other brands include Nordstrom, Dillard's, Hanigs, REI, and Zappos.com.
E-Commerce.    Our E-Commerce business enables us to market, communicate and build our relationships with the consumer. E-Commerce enables us to meet the growing demand for our products, sell the products at retail prices, and provide significant incremental operating income. The E-Commerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments. We operate our E-Commerce business through the Uggaustralia.com, Teva.com, Sanuk.com, Tsubo.com, Ahnu.com, and Hokaoneone.com websites. Our websites also drive wholesale and distributor sales through brand awareness and by directing consumers to retailers that carry our brands, including our own retail stores. In recent years, our E-Commerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.

We have expanded our international capabilities by developing sites to service certain international markets. These sites are translated into the local language, may provide product through local distribution centers and price the products in the consumers' local currency. In 2012, we launched additional sites in the US for our Sanuk brand and launched mobile sites for several of our brands in the US, Europe and Japan. Our E-Commerce business sells products directly to consumers throughout the world, including the US, the United Kingdom, Japan and China. In order to reduce the cost of order fulfillment, minimize out of stock positions, and further leverage our distribution centers' operations, order fulfillment is performed by our distribution centers in California, the UK, the Netherlands, China, and Japan. Products sold through our E-Commerce business are sold at prices which approximate retail prices, enabling us to capture the full retail margin on each Direct-to-Consumer transaction.
Retail Stores.    Our retail stores are predominantly UGG concept stores and UGG outlet stores. In 2013 we expanded our fleet and opened our first Sanuk (two concept, one outlet) and Teva (one outlet) stores. Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. In addition, our UGG concept stores allow us to showcase our entire product line including footwear, accessories, handbags, home, outerwear, lounge, and retail exclusive items; whereas, a wholesale account may not represent all of these categories. Through our outlet stores, we sell some of our discontinued styles from prior seasons, plus products made specifically for the outlet stores.
In 2013, we opened 14 stores in the US and 26 internationally. As of December 31, 2013, we had a total of 80 UGG concept stores and 33 UGG outlet stores worldwide. During 2014, we plan to open additional retail stores in the US and internationally.
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
Manufacturing and Supply Chain
We do not manufacture our products; we outsource the production of our brand footwear to independent manufacturers primarily in Asia. We require our independent contract manufacturers and designated suppliers to adopt our Supplier Code of Conduct, which specifies that they comply with all local laws and regulations governing human rights, working conditions, and environmental compliance before we are willing to conduct business with them. We also require our manufacturing partners and licensees to comply with our Restricted Substances policy as a condition of doing business with our company. We have no long-term contracts with our manufacturers. As we grow, we expect to continue to rely exclusively on independent manufacturers for our sourcing needs.
The production of footwear by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. We maintain an on-site supervisory office in Pan Yu City, China that serves as a local link to our independent manufacturers, enabling us to carefully monitor the production process from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this local presence provides greater predictability of material availability, product flow and adherence to final design specifications than we could otherwise achieve through an agency arrangement. To ensure the production of high quality products, the majority of the materials and components used in production of our products by these independent manufacturers are purchased from independent suppliers designated by us. Excluding sheepskin, we believe that substantially all the various raw materials and components used to manufacture our footwear, including wool, rubber, leather, and nylon webbing are generally available from multiple sources at competitive prices. Beginning in 2013, in some of our UGG products we used a new raw material, UGGpure, which is wool woven into a durable backing. We generally outsource our manufacturing requirements on the basis of individual purchase orders or short-term purchase commitments rather than maintaining long-term purchase commitments with our independent manufacturers.

At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their skins for our products primarily from Australia, Europe, and the US. We maintain communication with the tanneries to monitor the supply of sufficient high quality sheepskin available for our projected UGG brand production. To ensure adequate supplies for our manufacturers, we forecast our usage of sheepskin in advance at a forward price. We have also entered into minimum purchase commitments with certain sheepskin suppliers (see Note 7 to our accompanying consolidated financial statements.) We believe current supplies are sufficient to meet our needs in the near future, but we continue to investigate our options to accommodate any unexpected future growth.
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
Patents and Trademarks
We utilize trademarks on virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, toward identifying the Company, and in distinguishing our goods from the goods of others. We currently hold trademark registrations for UGG, Teva, Sanuk, TSUBO, Ahnu, MOZO, Hoka One One, and other marks in the US and in many other countries, including the countries of the European Union, Canada, China, Japan and Korea. We now hold more than 160 utility and design patent registrations in the US and abroad and have filed more than 20 new patent applications which are currently pending. These patents expire at various times. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties. No single patent is critical to our business, and no group of patents expiring in the same year is critical to our business.
Seasonality
Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30 and December 31 and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31 and June 30 of each year. Our financial results include the Sanuk brand beginning July 1, 2011 and the Hoka brand beginning September 27, 2012. Historically, our total net sales in the quarters ending September 30 and December 31 have exceeded total net sales for the quarters ending March 31 and June 30 of each year, and we expect this trend to continue. Our other brands do not have a significant seasonal impact on our business. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors." For further discussion on our working capital and inventory management, see Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Backlog
Historically, we have encouraged our wholesale and distributor customers to place, and we have received, a significant portion of orders as preseason orders, generally four to eight months prior to the anticipated shipment date. We work with our wholesale customers through preseason programs to enable us to better plan our production schedule, inventory and shipping needs. Unfilled customer orders as of any date, which we refer to as backlog, represent orders scheduled to be shipped at a future date, which can be cancelled prior to shipment. The backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule, and the timing of product shipments as well as variations in the quarter-to-quarter and year-to-year preseason incentive programs. The mix of future and immediate delivery orders can vary significantly from quarter-to-quarter and year-to-year. As a result, comparisons of the backlog from period-to-period may be misleading.
At December 31, 2013, our backlog of orders from our wholesale customers and distributors was approximately $401,000 compared to approximately $323,000 at December 31, 2012. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in 2014. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year for several reasons. Backlog only relates to wholesale and distributor orders for the next season and current season fill-in orders, and excludes potential sales in our E-Commerce business and retail stores during the year. Backlog also is affected by the timing of customers' orders and product availability.
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
Employees
At December 31, 2013, we employed approximately 3,200 employees in the US, Europe, and Asia, none of whom were represented by a union. This figure includes approximately 2,000 employees in our retail stores worldwide, which includes part-time and seasonal employees. The increase in employees during the year was primarily related to increased expansion efforts. We intend to increase our employee count further in 2014 primarily related to the opening of new retail stores and our other expansion initiatives. We believe our relationships with our employees are good.
Financial Information about Segments and Geographic Areas
Our six reportable business segments include the strategic business units responsible for the worldwide operations of our brands' (UGG, Teva, Sanuk and other brands) wholesale divisions, as well as our E-Commerce and retail store businesses. The majority of our sales and long-lived assets are in the US. Refer to Note 8 to our accompanying consolidated financial statements for further discussion of our business segment data. Refer to Item 1A of this Part I for a discussion of the risks related to our foreign operations.
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
Sales of our products are highly seasonal and are sensitive to weather conditions, which are beyond our control. For example, extended periods of unseasonably warm weather during the fall and winter months may reduce demand for our UGG products. During 2011 and 2012, we experienced mild winters which negatively impacted our sales for UGG products. Furthermore, variations in weather conditions across the globe may impact sales of our products in ways that we cannot predict. If management is not able to timely adjust expenses in reaction to adverse events such as unfavorable weather, weak consumer spending patterns or unanticipated levels of order cancellations because of seasonal circumstances, our profitability may be materially affected. Even though we are creating more year-round styles for our brands, the effect of favorable or unfavorable weather on sales can be significant enough to affect our quarterly and annual results, with a resulting effect on our common stock price.
If raw materials do not meet our specifications, consumer expectations or experience price increases or shortages, we could realize interruptions in manufacturing, increased costs, higher product return rates, a loss of sales, or a reduction in our gross margins.
We depend on a limited number of key sources for certain raw materials. For sheepskin, the raw material used in many of our UGG products, we rely on two tanneries. Both the top grade twinface and other grades of sheepskin used in UGG products are in high demand and limited supply. Furthermore, our unique sheepskin needs require certain types of sheepskin that may only be found in certain geographic locations and tanneries with sufficient expertise and capacity to deliver sheepskin which meets our specifications. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside our control. For example, if the price of wool increases, sheep herders may choose not to harvest their sheep and instead choose to shear their sheep for wool, thus decreasing the supply of sheepskin. Sheepskin is also a by-product of the food industry and is therefore dependent upon the demand by the food industry, which has generally been decreasing thus leading to an overall reduction in the number of sheep available. The potential inability to obtain sheepskin and other raw materials could impair our ability to meet our production requirements and could lead to inventory shortages, which can result in lost sales, delays in shipments to customers, strain on our relationships with customers, and diminished brand loyalty. There have also been significant fluctuations in the prices of sheepskin as the demand from competitors for this material and the supply of sheep have changed. We experienced an increase in sheepskin costs in 2012 and a decrease in 2013, with the majority of the decrease being realized in the fourth quarter of 2013. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts. Any price increases in key raw materials will likely raise our costs and decrease our profitability unless we are able to commensurately increase our selling prices and implement other cost savings measures.
In addition, our sheepskin suppliers warehouse their inventory at a limited number of facilities in China, the loss of any of which due to natural disasters and other adverse events would likely result in shortages of sheepskin leading to delays in the production of our products and could result in a loss of sales and earnings.
Our independent manufacturers use various raw materials in the production of our footwear and accessories that must meet our design specifications and, in some cases, additional technical requirements for performance footwear. Beginning in 2013, in some of our UGG products we used a new raw material, UGGpure, which is wool woven into a durable backing. If these raw materials and the end product do not conform to our specification or fail to meet consumer expectations, we could experience a higher rate of customer returns and deterioration in the image of our brands, which could have a material adverse effect on our business, results of operations, and financial condition.
Our new and existing retail stores may not realize returns on our investments.
Our retail segment has grown substantially in both net sales and total assets during the past year, and we intend to rapidly expand this segment in the future. We have entered into significant long-term leases for many of our retail locations. Global store openings involve substantial investments, including constructing leasehold improvements, furniture and fixtures, equipment, information systems, inventory, and personnel. In addition, since a certain amount of our retail store costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. Due to the high fixed cost structure associated with the retail segment, negative cash flows or the closure of a store could result in significant write-downs of inventory, severance costs, lease termination costs, impairment losses on long-lived assets, or loss of our working capital, which could adversely impact our financial position, results of operations, or cash flows.
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
Similarly, from time to time, we may need to defend against claims that the word "ugg" is a generic term. Such a claim was successful in Australia, but such claims have been rejected by courts in the United States, China, Turkey and in the Netherlands. We have also faced claims that “UGG Australia” is geographically deceptive. Any decision or settlement in any of these matters that prevents trademark protection of the "UGG" brand in our major markets, or that allows a third party to continue to use our brand trademarks in connection with the sale of products similar to our products, or to continue to manufacture or distribute counterfeit products could result in intensified commercial competition and could have a material adverse effect on our results of operations and financial condition.
The success of the UGG brand has lead to trademark counterfeiting, product imitation and other infringements of our intellectual property rights. If we are unsuccessful in challenging a third party's products on the basis of trademark design patent and trade dress rights, this could adversely affect our continued sales, financial condition, and results of operation. If our brands are associated with infringers' or competitors' inferior products, this could also adversely affect the integrity of our brands.
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
We are growing globally through our retail, E-Commerce, wholesale, and distributor channels. In addition, as part of our international growth strategy, we may continue to transition from third-party distribution to direct distribution through wholly-owned subsidiaries. Implementing our growth strategies, or failure to effectively execute them, could affect near term revenues from the postponement of sales recognition to future periods, our rate of growth or profitability, which in turn could have a negative effect on the value of our common stock. In addition, our growth initiatives could:

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
We conducted our annual impairment tests of goodwill and other intangible assets for 2013, 2012, and 2011. In addition, we conducted interim impairment evaluations when impairment indicators arose. In 2013, 2012, and 2011, we did not recognize any material impairment charges on our goodwill and other intangible assets.
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

	As of December 31, 2013
	UGG	Teva	Sanuk	Other	Total
Trademarks	$154	$15,301	$—	$—	$15,455
Goodwill	6,101	—	113,944	8,680	128,725
Total nonamortizable intangibles	$6,255	$15,301	$113,944	$8,680	$144,180
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
Most of our independent manufacturers are in Asia and Latin America, with the majority of production performed by a limited number of manufacturers in China. Foreign manufacturing is subject to numerous risks, including the following:

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
We operate on a global basis, with approximately 33.0% of our net sales for the year ended December 31, 2013 from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies become more material and subject to currency fluctuations and global credit markets. A significant portion of our international operating expenses are paid in local currencies. Also, our foreign distributors sell in local currencies, which impacts the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. We currently utilize forward contracts or other derivative instruments for the amounts we expect to purchase and sell in foreign currencies to mitigate exposure to fluctuations in the foreign currency exchange rate. As we continue to expand international operations and increase purchases and sales in foreign currencies, we will evaluate and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. Our hedging strategies depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Therefore, our hedging strategies may be ineffective. Future changes in foreign currency exchange rates and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, profit margins, or results of operations, when converted to US dollars. In addition, the failure of financial institutions that underwrite our derivative contracts may negate our efforts to hedge our foreign currency exposures and result in material foreign currency or contract losses. Foreign currency hedging activities, transactions, or translations could materially impact our consolidated financial statements.
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
Our future success and growth depend on the continued operation of our key business processes, including information systems, global communications, the internet, and key personnel. Hackers and computer viruses have disrupted operations at many major companies. We may be vulnerable to similar acts of sabotage. Key processes could also be interrupted by a failure due to weather, natural disaster, power loss, telecommunications failure, failure of our computer systems, sabotage, terrorism, or similar event such that:

•	critical business systems become inoperable or require significant costs to restore;

•	key personnel are unable to perform their duties, communicate, or access information systems;

•	significant quantities of merchandise are damaged or destroyed;

•	we are required to make unanticipated investment in state-of-the-art technologies and security measures;

•	key wholesale and distributor customers cannot place or receive orders;

•	E-Commerce customer orders may not be received or fulfilled;

•	confidential information about our customers may be misappropriated or lost damaging our reputation and customer relationships;

•	we are exposed to unanticipated liabilities; or

•	carriers cannot ship or unload shipments.
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
The warehousing of our inventory is located at a limited number of self-managed domestic facilities and self-managed and third party managed international facilities, the loss of any of which could adversely impact our sales, business performance, and operating results. In addition, we could face a significant disruption in our domestic distribution center operations if our automated pick module does not perform as anticipated or ceases to function for an extended period, or if our plans for a new distribution facility are disrupted or delayed.
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
From time to time, we have financed our liquidity needs in part from borrowing made under a revolving credit facility. Our credit facility provides for a committed revolving credit line of up to $400,000. Our obligations under the agreement are guaranteed by our existing and future domestic subsidiaries, other than certain immaterial subsidiaries and foreign subsidiaries, and are secured by a first priority security interest in substantially all of our assets and our subsidiaries' assets, including a portion of the equity interests of certain of our domestic and foreign subsidiaries. The agreement for our credit facility also contains a number of customary financial covenants and restrictions, which may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. A default under the credit agreement could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because borrowings under the revolving credit facility bear interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow. There were no outstanding borrowings under our committed revolving credit facility as of December 31, 2013. In addition, we have a credit facility in China (China Credit Facility), which provides for an uncommitted revolving line of credit of up to CNY 60,000, or approximately $10,000. At December 31, 2013, the Company had approximately $10,000 of outstanding borrowings under the China Credit Facility.
The tax laws applicable to our business are very complex and we may be subject to additional tax liabilities as a result of audits by various taxing authorities or changes in tax laws applicable to our business.
We conduct our operations through subsidiaries in several countries including the US, the UK, Japan, China, Hong Kong, Macau, the Netherlands, Bermuda, France, and Canada. As a result, we are subject to tax laws and regulations in each of those jurisdictions, and to tax treaties between the US and other nations. These tax laws are highly complex, and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes.
We are subject to audits in each of the various jurisdictions where we conduct business, and any of these jurisdictions may assess additional taxes against us as a result of their audits. Although we believe our tax estimates are reasonable, and we undertake to prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the periods for which that determination is made and may require a restatement of prior financial reports at a material cost. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.
We are also subject to constant changes in tax laws, regulations and treaties in and between the nations in which we operate. Our tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, including those in and involving the US, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. It is possible that tax proposals could result in changes to the existing US tax laws that affect us. We are unable to predict whether any proposals will ultimately be enacted. Any such changes could increase our income tax liability and adversely affect our net income and long term effective tax rates.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.
The footwear industry is highly competitive, and many new competitors have entered into the marketplace. We believe that some of these competitors have entered the market place in response to the success of our brands and that such competitors have targeted or intend to target our products with their product offerings. Additionally, we have experienced increased competition from established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear and accessory markets. Our competitors include fashion, athletic and footwear companies, branded apparel companies, and retailers with their own private labels. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production, and develop new products more quickly. In addition, access to offshore manufacturing has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear and accessory industries.
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
Our common stock is traded on the NASDAQ Global Select Market. While our average daily trading volume for the 52-week period ended February 14, 2014 was approximately 1,180,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing prices of our common stock, as reported by the NASDAQ Global Select Market, have ranged from $40.35 to $88.56 for the 52-week period ended February 14, 2014. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

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
As has been well documented in the media, hackers and computer viruses have disrupted operations at many major companies, and we may be vulnerable to similar security breaches. While we have expended, and will continue to expend, resources to protect our customers and ourselves against these breaches and to ensure an effective response to a security or cybersecurity breach, we cannot be certain that we will be able to adequately defend against any such breach. Techniques used to obtain unauthorized access to or attack our systems are constantly evolving and, in some cases, becoming more sophisticated and harder to detect. Despite our efforts, we may be unable to anticipate these techniques or implement adequate preventive measures in response, and any breaches that we do not detect may remain undetected for some period. In addition, measures that we do take to prevent risks of fraud and security breaches have the potential to harm relations with our customers or suppliers, or decrease activity on our websites by making them more difficult to use or restricting the ability to meet our customers' expectations in terms of their online shopping experience. We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.
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
Volatile economic conditions and general changes in the market have affected, and will likely continue to affect consumer spending generally and the buying habits and preferences of our customers and end-user consumers in particular. A significant portion of the products we sell, especially those sold under the UGG brand, are considered to be luxury retail products. The purchase of these products by consumers is largely discretionary, and is therefore highly dependent upon the level of consumer spending, particularly among affluent consumers. Sales of these products may be adversely affected by a continuation or worsening of recent economic conditions, increases in consumer debt levels, uncertainties regarding future economic prospects, or a decline in consumer confidence. During an actual or perceived economic downturn, fewer consumers may shop for our products and those who do shop may limit the amounts of their purchases. As a result, we could be required to reduce the price we can charge for our products or increase our marketing and promotional expenses in response to lower than anticipated levels of demand for our products. In either case, these changes, or other similar changes in our marketing strategy, would reduce our revenues and profit margins and could have a material adverse effect on our financial condition and results of operations.

We sell our products through higher-end specialty and department store retailers. These retailer customers may be impacted by continuing economic uncertainty, reduced customer demand for luxury products, and a significant decrease in available credit. If reduced consumer spending, lower demand for luxury products, or credit pressures result in financial difficulties or insolvency for these customers, it would adversely impact our estimated allowances and reserves as well as our overall financial results. Also, economic factors such as increased transportation costs, inflation, higher costs of labor, and higher insurance and healthcare costs may increase our cost of sales and our operating expenses, and otherwise adversely affect our financial condition, results of operations, and cash flows. Our business, access to credit, and trading price of common stock could be materially and adversely affected if the current economic conditions do not improve or worsen.
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
Our five largest customers accounted for approximately 23.0% of worldwide net sales in 2013 and 22.8% of worldwide net sales in 2012. Any loss of a key customer, the financial collapse or bankruptcy of a key customer, or a significant reduction in purchases from a key customer could have a material adverse effect on our business, results of operations, and financial condition.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters are located in Goleta, California. We have two US distribution centers, both in California, and international distribution centers in the Netherlands, the UK, China, and Japan. We are in the early stages of opening a new distribution center in Moreno Valley, California. Our E-Commerce operations are in Arizona, the UK, China, and Japan. We also have offices in China and Vietnam to oversee the quality and manufacturing standards of our products, an office in Macau to coordinate logistics, an office in Hong Kong to coordinate sales and marketing efforts, and offices in the UK and the Netherlands to oversee European operations and administration. As of December 31, 2013, we had 40 retail stores in the US ranging from approximately 2,000 to 7,000 square feet. Internationally, we had 77 retail stores in the UK, China, Japan, France, Belgium, Canada, the Netherlands and Hong Kong. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers. We also utilize third-party managed distribution centers in certain international countries. In 2011, we purchased approximately fourteen acres of land to build new corporate headquarters in Goleta, California. The construction of the headquarters was substantially completed in January 2014, although additional construction continues. Other than our new corporate headquarters, we lease, rather than own, our facilities from unrelated parties. With the exception of our E-Commerce and retail store facilities, our facilities are attributable to multiple segments of our business and are not allocated to the reportable segments. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations. We may utilize additional third-party managed distribution centers internationally, as we continue converting selective international distributor businesses into wholesale businesses.
The following table reflects the location, use, segment, and approximate size of our significant physical properties as of December 31, 2013:

Facility Location	Description	Business Segment	Approximate Square Footage
Camarillo, California	Warehouse Facility	Unallocated	723,000
Goleta California	Corporate Offices	Unallocated	91,000
Item 3.    Legal Proceedings.
On May 31, 2012, a purported shareholder class action lawsuit was filed in the United States District Court for the Central District of California against the Company and certain of its officers. On August 1, 2012, a similar purported shareholder class action lawsuit was filed in the United States District Court for the District of Delaware against the Company and certain of its officers. These actions alleged violations of the federal securities laws and were purportedly brought on behalf of purchasers of the Company's publicly traded securities between October 27, 2011 and April 26, 2012. Both cases were dismissed with prejudice, and no appeal was taken from either dismissal.
On July 17, 2012 and July 26, 2012, two purported shareholder derivative lawsuits were filed in the California Superior Court for the County of Santa Barbara against our Board of Directors and several of our officers. The Company is named as nominal defendant. Plaintiffs in the state derivative actions allege, among other things, that the Board allowed certain officers to make allegedly false and misleading statements. The complaints include claims for breach of fiduciary duties, insider trading, unjust enrichment, and violations of the California Corporations Code. The complaints seek compensatory damages, disgorgement, and other relief. The actions were consolidated on September 13, 2012, and the Plaintiffs filed a consolidated complaint on November 20, 2012. On March 21, 2013, the Company’s demurrer to the consolidated complaint was sustained with leave to amend. The Plaintiffs did not timely amend the consolidated complaint and a final judgment and order of dismissal with prejudice was entered on May 6, 2013. The Plaintiffs filed an appeal on May 22, 2013, which is still pending.
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
Although we are subject to other routine legal proceedings from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or consolidated financial statements.
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

	Common Stock Price Per Share
	Low	High
Year ended December 31, 2013
First Quarter	$36.12	$55.69
Second Quarter	$47.35	$59.69
Third Quarter	$51.07	$66.09
Fourth Quarter	$57.84	$86.09
Year ended December 31, 2012
First Quarter	$62.90	$90.21
Second Quarter	$43.25	$69.46
Third Quarter	$34.99	$51.21
Fourth Quarter	$28.63	$42.76
As of February 14, 2014, we had approximately 58 stockholders of record based upon the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
We did not sell any equity securities during the year ended December 31, 2013 that were not registered under the Securities Act of 1933, as amended.
STOCK PERFORMANCE GRAPH
Below is a graph comparing the percentage change in the cumulative total stockholder return on the Company's common stock against the cumulative total return of the NASDAQ Market Index, a peer group index and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five-year period commencing December 31, 2008 and ending December 31, 2013. The data represented below assumes one hundred dollars invested in each of the Company's common stock, the NASDAQ Market Index, the peer group index and the S&P 500 Apparel, Accessories & Luxury Goods Index on January 1, 2009.
Beginning in 2013, we are using the S&P 500 Apparel, Accessories & Luxury Goods Index as our industry index rather than the peer group index that we used in prior years.  We believe that the S&P 500 Apparel, Accessories & Luxury Goods Index provides a more representative average of the market performance of the companies in our industry versus the peer group index.  For this annual report, we have included both the peer group index and the S&P 500 Apparel, Accessories & Luxury Goods Index.
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

COMPARISON OF CUMULATIVE TOTAL RETURN

Deckers Outdoor Corporation
NASDAQ Composite-Total Returns
S&P 500 Apparel, Accessories & Luxury Goods Index
Peer Group Index
$500
$400
$300
$200
$100
$0
2008
2009
2010
2011
2012
2013

ASSUMES $100 INVESTED ON JAN. 01, 2009
ASSUMES DIVIDEND REINVESTED

	December 31,
	2008	2009	2010	2011	2012	2013
Deckers Outdoor Corporation	$100.0	$127.4	$299.6	$283.9	$151.3	$317.3
NASDAQ Market Index#	100.0	145.3	171.7	170.3	200.6	281.1
S&P 500 Apparel, Accessories & Luxury Goods Index	100.0	162.7	229.8	285.7	293.1	366.2
Peer Group Index*	100.0	186.7	242.4	238.0	279.6	406.3

#	The NASDAQ Market Index is the same NASDAQ Index used in our 2012 Form 10-K.
*
The Peer Group Index consists of Steven Madden, Ltd.; Wolverine World Wide, Inc.; Crocs, Inc.; and Skechers USA, Inc. In our 2012 Form 10-K the peer group also included K-Swiss Inc., LaCrosse Footwear, Inc. and Kenneth Cole Productions which are not included in the current presentation because K-Swiss Inc. was acquired in January 2013 and LaCrosse Footwear, Inc. and Kenneth Cole Productions became private companies during 2012.

DIVIDEND POLICY
We have not declared or paid any cash dividends on our common stock since our inception. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future. Our current credit agreement allows us to make cash dividends, provided that no event of default has occurred or is continuing and provided that we have a minimum amount of cash plus unused credit of $150,000 during the quarters ended March 31, June 30 and December 31, and cash plus unused credit of $75,000 during the quarter ended September 30.
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
In June 2012, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. As of December 31, 2013, the Company had repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66, leaving the remaining approved amount at $79,300. There were no stock repurchases during the year ended December 31, 2013.

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

	Years ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statements of operations data
Net sales:
UGG wholesale	$818,377	$819,256	$915,203	$663,854	$566,964
Teva wholesale	109,334	108,591	118,742	96,207	71,952
Sanuk wholesale	94,420	89,804	26,039	—	—
Other brands wholesale	38,276	20,194	21,801	23,476	19,644
E-Commerce	169,534	130,592	106,498	91,808	75,666
Retail stores	326,677	245,961	189,000	125,644	78,951
	1,556,618	1,414,398	1,377,283	1,000,989	813,177
Cost of sales	820,135	782,244	698,288	498,051	442,087
Gross profit	736,483	632,154	678,995	502,938	371,090
Selling, general and administrative expenses	528,586	445,206	394,157	253,850	189,843
Income from operations	207,897	186,948	284,838	249,088	181,247
Other expense (income), net	2,340	2,830	(424)	(1,021)	(1,976)
Income before income taxes	205,557	184,118	285,262	250,109	183,223
Income taxes	59,868	55,104	83,404	89,732	66,304
Net income	145,689	129,014	201,858	160,377	116,919
Net income attributable to noncontrolling interest	—	(148)	(2,806)	(2,142)	(133)
Net income attributable to Deckers Outdoor Corporation	$145,689	$128,866	$199,052	$158,235	$116,786
Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$4.23	$3.49	$5.16	$4.10	$2.99
Diluted	$4.18	$3.45	$5.07	$4.03	$2.96
Weighted-average common shares outstanding:
Basic	34,473	36,879	38,605	38,615	39,024
Diluted	34,829	37,334	39,265	39,292	39,393

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance sheet data
Cash and cash equivalents	$237,125	$110,247	$263,606	$445,226	$315,862
Working capital	508,786	424,569	585,823	570,869	420,117
Total assets	1,259,729	1,068,064	1,146,196	808,994	599,043
Long-term liabilities	51,092	62,246	72,687	8,456	6,269
Total Deckers Outdoor Corporation stockholders' equity	888,119	738,801	835,936	652,987	491,358

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
Overview
We are a global leader in designing, marketing and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities.  We market our products primarily under three proprietary brands:

•	UGG®: Premier brand in luxurious comfort footwear, handbags, apparel, and cold weather accessories;

•	Teva®: Born from the outdoors, active lifestyle footwear for the adventurous spirit; and

•	Sanuk®: Innovative action sport footwear brand rooted in the surf community.
Our financial condition and results of operations include the operations of Sanuk beginning July 1, 2011 and Hoka One One® (Hoka) beginning September 27, 2012, the acquisition dates. In addition to our primary brands, our other brands include TSUBO®, a line of mid and high-end dress and dress casual footwear that incorporates style, function and maximum comfort; Ahnu®, a line of outdoor performance and lifestyle footwear; MOZO®, a line of footwear crafted for culinary professionals that redefines the industry dress code; Hoka, a line of footwear for all capacities of runner designed with a unique performance midsole geometry, oversized midsole volume and active foot frame; and Simple®, a line for which we ceased distribution effective December 31, 2011.
We sell our brands through higher-end domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our E-Commerce business and our retail stores. Independent third parties manufacture all of our products.
Our business has been impacted by, what we believe are, several important trends and we expect that it will continue to be impacted:

•
Sales of our products are highly seasonal and are sensitive to weather conditions, which are beyond our control.  Even though we are creating more year-round styles for our brands, the effect of favorable or unfavorable weather on sales can be significant.

•
Continuing uncertainty surrounding US and global economic conditions has adversely impacted businesses worldwide. Some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

•
The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant fluctuations in the price of sheepskin as the demand from competitors for this material has changed. However, our sheepskin costs decreased in 2013 compared to 2012 due to lower pricing negotiated for our Fall 2013 product costs, as well as the use of UGGpure, real wool woven into a durable backing used as an alternative to table grade sheepskin, in select linings and foot beds.

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

•
Consumers are following a recent trend of buy now, wear now. This trend entails the consumer waiting to purchase shoes until they will actually wear them, contrasted with a tendency in the past to purchase shoes they did not plan to wear until later.

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
We have experienced significant cost fluctuations, most over the past several years, notably with respect to sheepskin. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts. We continually strive to contain our material costs through increasing the mix of non-sheepskin products, exploring new footwear materials and new production technologies, and utilizing lower cost production, including in the US from where we began sourcing products in 2012. Also, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further discussion of our commodity price risk.
Below is an overview of the various components of our business, including some key factors that affect each business and some of our strategies for growing each business.
UGG Brand Overview
The UGG brand is one of the most iconic and recognized brands in the global footwear industry and highlights the Company’s successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world the UGG brand has proven to be a highly resilient line of premium footwear, with an expanding product offering and a growing global audience that attracts women, men and children. UGG brand footwear continually earns media exposure from numerous outlets both organically and from strategic public relations efforts, including an increasing amount of exposure internationally. The UGG brand has invested in creating holistic, impactful integrated campaigns across paid, earned and owned media channels, including digital, social, out-of-home (OOH) and print, which are globally scalable, contributing to broader public awareness of the brand.
We believe the increased global media focus and demand for UGG products has been driven by the following:

•	High consumer brand loyalty, due to over 35 years of delivering quality and luxuriously comfortable UGG footwear;

•	Continued innovation of new product categories and styles, including those beyond footwear such as loungewear, handbags, cold-weather accessories and a new home offering;

•	A more robust footwear offering, including transitional collections to better bridge the gap between late summer and the start of the holiday season;

•	Expanded slipper category showing incremental growth with added styles for both women and men;

•
Growing Direct-to-Consumer platform and enhanced omni-channel capabilities that enable us to increasingly engage existing and prospective consumers in a more connected environment to introduce our evolving product lines;

•	Product customization with our UGG by You program allows for deeper connection with brand and products;

•	Focus on mobile consumers with responsive site design providing shoppers access to the brand from their mobile device;

•	Year-round holistic paid advertising approach for women, men and kids in targeted high-end print, OOH, digital and social media;

•	Holiday focused advertising campaign to drive important seasonal sales;

•	Continued creation of targeted UGG for Men campaigns featuring brand ambassador Tom Brady;

•	Targeted E-Commerce based marketing to existing and prospective consumers through integrated outreach including email blasts, interactive site design and search engine optimization based content;

•	Successful targeting of higher-end distribution;

•	Expanded product assortments from existing accounts;

•	Adoption by high-profile celebrities as a favored footwear brand;

•	Continued media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

•	Increased exposure to the brand driven by our concept stores that showcase all of our product offerings;

•	Continued expansion of worldwide retail through new UGG stores; and

•	Continued geographic expansion through our UGG concept and outlet stores globally.
We believe the luxurious comfort of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by presenting UGG as a global, premium lifestyle brand and limiting distribution to selected higher-end retailers. As part of this strategy, we have increased our product offering, including a growing transitional collections and spring line, an expanded men’s line, a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as home, handbags, cold weather accessories, and apparel. We have also recently expanded our marketing and promotional efforts, which we believe has contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification will also help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.
Teva Brand Overview
For 30 years Teva has fueled the adventure lifestyle around the globe. Teva pioneered the sport sandal category in 1984 and today our mission remains steadfast: to enable spontaneous adventure with versatile, utility-centered footwear for active consumers. By designing simple, functional footwear, Teva is driving growth by extending our established global platforms in sandals and water-related products and by leveraging our authenticity with active lifestyle consumers.
We believe that Teva’s Originals product line will be a key platform in driving market penetration for the brand. In the US, we believe the line will continue to bolster our leadership position in sandals and grow our market share through casual category extensions. Globally, we expect that the Originals line will establish Teva’s position across the warm-weather climates of Asia and Latin America, setting the foundation to support core lifestyle collections within these regions.
Within the US, Teva maintains its position as a market leader within the sport sandal category. Growth opportunities within our current core channels of distribution - outdoor specialty and sporting goods - will be pursued through deepening penetration with evolved and expanded product offerings. Teva plans to support its channel expansion beyond present distribution with focused investments in targeted, solution-driven marketing programs in order to attract new lifestyle consumers to the brand. However, we cannot assure investors that these efforts will be successful.
Sanuk Brand Overview
The Sanuk brand was founded 15 years ago, and from its origins in the Southern California surf culture, has grown into a global brand with an expanding consumer audience and growing presence in the casual canvas and sandals categories. The Sanuk brand’s use of unexpected materials and unconventional constructions combined with its fun and funky branding has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga MatTM sandal collection and the patented SIDEWALK SURFERS®.  We believe that the Sanuk brand provides substantial growth opportunities, especially within the casual canvas markets, supporting our strategic initiatives spanning new product launches, and Direct-to-Consumer channel development and global expansion.  However, we cannot assure investors that our efforts to grow the brand will be successful.
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
MOZO creates footwear for culinary professionals that redefines the industry dress code. Crafted for the most discerning of palates, MOZO shoes blend function, performance, and style. Each product is lightweight, durable, comfortable, and easy to clean. MOZO footwear is designed for casual, every day wear and built to challenge any culinary environment so you never have to compromise your personal style to perform at your very best. MOZO shoes are sold through food service equipment and supply distributors and online at Zappos.com and Amazon.com. Beginning in 2014, we expect that MOZO products will be available at footwear retailers nationwide.
The Hoka brand focuses on designing shoes with a unique performance midsole geometry, oversized midsole volume and an active foot frame. Runners from around the world are experiencing the benefits of Hoka brand products. These shoes are used by marathon runners, and even ultra-marathon runners as well as every day runners to enjoy running.
We expect to leverage our design, marketing, and distribution capabilities to grow our other brands over the next several years, consistent with our mission to build niche brands into global market leaders. Nevertheless, we cannot assure investors that our efforts to grow these brands will be successful.
E-Commerce Overview
Our E-Commerce business, which sells all of our brands except Mozo, allows us to build our relationship with the consumer. E-Commerce enables us to meet the growing demand for our products, sell the products at retail prices, and provide significant incremental operating income. The E-Commerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments. Our websites also drive wholesale and distributor sales through brand awareness and directing consumers to retailers that carry our brands, including our own retail stores. In recent years, our E-Commerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.
Managing our E-Commerce business requires us to focus on the latest trends and techniques for web design and marketing, to generate internet traffic to our websites, to effectively convert website visits into orders, and to maximize average order sizes. We plan to continue to grow our E-Commerce business through improved website features and performance, increased marketing, expansion into more international markets, and utilization of mobile and tablet technology. Nevertheless, we cannot assure investors that revenue from our E-Commerce business will continue to grow.
Retail Stores Overview
Our retail stores are predominantly UGG concept stores and UGG outlet stores. In 2013 we expanded our fleet and opened our first Sanuk (two concept, one outlet) and Teva (one outlet) stores. Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. In addition, our UGG concept stores allow us to showcase our entire product line including footwear, accessories, handbags, home, outerwear, lounge and retail exclusive items; whereas, a wholesale account may not represent all of these categories. Through our outlet stores, we sell some of our discontinued styles from prior seasons, plus products made specifically for the outlet stores.
As of December 31, 2013, we had a total of 117 retail stores worldwide. These stores are company-owned and operated and include our China stores, which prior to April 2, 2012 were owned and operated with our joint venture partner. On April 2, 2012, we purchased the remaining interest in our Chinese joint venture. During 2014, we plan to open additional retail stores worldwide.
Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30 and December 31 and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31 and June 30 of each year. Our financial results include the Sanuk brand beginning July 1, 2011. Our other brands do not have a significant seasonal impact.
Subsequent to December 31, 2013, our Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The change is intended to better align our planning, financial and reporting functions with the seasonality of our business. Under the applicable rules of the Securities and Exchange Commission, the Company intends to file a transition report on Form 10-QT for the quarter ending March 31, 2014.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$263,760	$170,085	$386,725	$736,048
Income (loss) from operations	$2,652	$(42,751)	$46,497	$201,499

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$246,306	$174,436	$376,392	$617,264
Income (loss) from operations	$11,933	$(28,708)	$59,609	$144,114
With the level of UGG brand net sales over the past several years, net sales in the last half of the calendar year have exceeded net sales for the first half of the calendar year. Given our expectations for our brands, we currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors."
Results of Operations
Year ended December 31, 2013 Compared to Year ended December 31, 2012
The following table summarizes our results of operations:

	Years ended December 31,
	2013		2012		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,556,618	100.0%	$1,414,398	100.0%	$142,220	10.1%
Cost of sales	820,135	52.7	782,244	55.3	37,891	4.8
Gross profit	736,483	47.3	632,154	44.7	104,329	16.5
Selling, general and administrative expenses	528,586	33.9	445,206	31.5	83,380	18.7
Income from operations	207,897	13.4	186,948	13.2	20,949	11.2
Other expense, net	2,340	0.2	2,830	0.2	(490)	(17.3)
Income before income taxes	205,557	13.2	184,118	13.0	21,439	11.6
Income taxes	59,868	3.8	55,104	3.9	4,764	8.6
Net income	145,689	9.4	129,014	9.1	16,675	12.9
Net income attributable to the noncontrolling interest	—	—	(148)	—	148	*
Net income attributable to Deckers Outdoor Corporation	$145,689	9.4%	$128,866	9.1%	$16,823	13.1%

* Calculation of percentage change is not meaningful.
Overview.    The increase in net sales was primarily due to increased UGG brand sales through our retail stores and E-Commerce sites. In addition, net sales increased from our other brands, Sanuk brand and Teva brand sales through our wholesale channel, and increased Sanuk brand sales through our E-Commerce sites and retail stores. The increase in income from operations resulted from increased sales and gross margin, partially offset by higher selling, general and administrative expenses (SG&A).
Net Sales.    The following table summarizes net sales by location and net sales by brand and distribution channel:

	Years Ended December 31,
			Change
	2013	2012	Amount	%
Net sales by location:
US	$1,042,274	$972,987	$69,287	7.1%
International	514,344	441,411	72,933	16.5
Total	$1,556,618	$1,414,398	$142,220	10.1%
Net sales by brand and distribution channel:
UGG:
Wholesale	$818,377	$819,256	$(879)	(0.1)%
E-Commerce	155,635	118,886	36,749	30.9
Retail stores	324,868	245,397	79,471	32.4
Total	1,298,880	1,183,539	115,341	9.7
Teva:
Wholesale	109,334	108,591	743	0.7
E-Commerce	6,627	6,578	49	0.7
Retail stores	426	347	79	22.8
Total	116,387	115,516	871	0.8
Sanuk:
Wholesale	94,420	89,804	4,616	5.1
E-Commerce	6,077	4,172	1,905	45.7
Retail stores	1,183	20	1,163	5,815.0
Total	101,680	93,996	7,684	8.2
Other brands:
Wholesale	38,276	20,194	18,082	89.5
E-Commerce	1,195	956	239	25.0
Retail stores	200	197	3	1.5
Total	39,671	21,347	18,324	85.8
Total	$1,556,618	$1,414,398	$142,220	10.1%
Total E-Commerce	$169,534	$130,592	$38,942	29.8%
Total Retail stores	$326,677	$245,961	$80,716	32.8%

In order to provide a framework for assessing how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. However, constant currency measures should not be considered in isolation or as an alternative to U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. generally accepted accounting principles.
The increase in net sales was primarily due to increased UGG brand sales through our retail stores and E-Commerce sites. In addition, net sales increased from our other brands, Sanuk brand and Teva brand sales through our wholesale channel and increased Sanuk brand sales through our E-Commerce sites and retail stores. On a constant currency basis, net sales increased by 11.1% to approximately $1,571,000. We experienced an increase in the number of pairs sold in all segments. This resulted in a 10.1% overall increase in the volume of footwear sold for all brands and channels to approximately 26.1 million pairs for the year ended December 31, 2013 compared to approximately 23.7 million pairs for 2012. Our weighted-average wholesale selling price per pair decreased to $46.87 for the year ended December 31, 2013 from $49.17 for 2012. The decreased average selling price was primarily due to our UGG, Teva and Sanuk wholesale segments, partially offset by an increase in the average selling price in our other brands wholesale segment. Our overall weighted-average selling price per pair across all channels decreased to $59.63 for the year ended December 31, 2013 from $60.12 for 2012. The decrease in overall average selling price per pair was primarily due to the decreased weighted-average wholesale selling price per pair, partially offset by the increased mix of Direct-to-Consumer sales which carry higher price points.
Wholesale net sales of our UGG brand decreased primarily due to a decrease in the weighted-average wholesale selling price per pair as well as the negative impact of foreign currency exchange rate fluctuations, partially offset by an increase in the volume of pairs sold. On a constant currency basis, wholesale sales of our UGG brand increased by 0.6% to approximately $824,000. The decrease in average selling price was primarily due to increased closeout sales at a lower price, as well as the negative impact of foreign currency exchange rate fluctuations. For UGG wholesale net sales, the decrease in average selling price had an estimated impact of approximately $28,000, including approximately $6,000 related to the negative impact of foreign currency exchange rate fluctuations, partially offset by an increase in volume of approximately $27,000.
Wholesale net sales of our Teva brand increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in the weighted-average wholesale selling price per pair. The decrease in average selling price was largely due to a higher proportion of the sales coming from sandals which carry lower average selling prices. For Teva wholesale net sales, the increase in volume had an estimated impact of approximately $4,000 and the decrease in average selling price had an estimated impact of approximately $3,000.
Wholesale net sales of our Sanuk brand increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in the weighted-average wholesale selling price per pair. The decrease in average selling price was primarily due to an increased impact of closeout sales. For Sanuk wholesale net sales, the increase in volume had an estimated impact of approximately $10,000 and the decrease in average selling price had an estimated impact of approximately $5,000.

Wholesale net sales of our other brands increased due to an increase in the weighted-average wholesale selling price per pair, as well as an increase in the volume of pairs sold. The increase in average selling price was primarily due to the addition of the Hoka brand, which carries higher average selling prices than the other brands included in this segment. The increase in volume of pairs sold was primarily due to the addition of the Hoka brand. Hoka sales are included from our acquisition date of September 27, 2012 and, therefore, comparable sales amounts are not included in the sales for the year ended December 31, 2012. Excluding the Hoka brand, our other brands’ wholesale net sales increased by approximately $4,000 due to an increase in sales of approximately $5,000 from an increase in the volume of pairs sold, partially offset by a decrease in sales of approximately $1,000 due to a decrease in the average selling price. The decrease in average selling price was primarily due to the increased impact of closeout sales.
Net sales of our E-Commerce business increased due to an increase in the volume of pairs sold primarily attributable to the UGG brand. For E-Commerce net sales, the increase in volume had an impact of approximately $39,000. The change in average selling price had no material impact on net sales.
Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 40 new stores opened since December 31, 2012, partially offset by the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, net sales of our retail store business increased by 36.4% to approximately $335,000. Over half of the new stores were in Asia, primarily in China and Japan, with the remaining new stores in the US and Europe. Same store sales for the 52 weeks ending December 29, 2013 increased 2.8% compared to the same period in 2012. For retail same store sales, we experienced an increase in volume of approximately $4,500 partially offset by a decrease in weighted-average selling price of approximately $500. As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.
International sales, which are included in the segment sales above, for all of our products combined increased by 16.5% for the year ended December 31, 2013 as compared to the year ended December 31, 2012, partially offset by the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, international sales increased by 19.9% to approximately $529,000. International sales represented 33.0% and 31.2% of worldwide net sales for the year ended December 31, 2013 and 2012, respectively. The increase in international sales as a percentage of worldwide net sales was largely due to the continued growth in our UGG brand's international retail and E-Commerce business of approximately $65,000, as well as increased sales to our distributors throughout Asia and Latin America of approximately $8,000 and wholesale customers in France of approximately $7,000, partially offset by decreased sales to our distributors in Canada and Europe of approximately $11,000.
Foreign income before income taxes was $60,851 and $51,409, and worldwide income before income taxes was $205,557 and $184,118 for the year ended December 31, 2013 and 2012, respectively. Foreign income before income taxes represented 29.6% and 27.9% of worldwide income before income taxes for the year ended December 31, 2013 and 2012, respectively. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes was primarily due to a 16.5% international sales growth rate compared to a 7.1% US sales growth rate, as well as an increase in gross margin earned on foreign sales. These increases were primarily related to the increase in international retail and E-Commerce sales which generally carry higher margins than wholesale sales.
We expect that our foreign income before income taxes will continue to fluctuate from year to year based on several factors, including our expansion initiatives. In addition, we believe that the continued evolution and geographic scope of the UGG brand and our continuing strategy of enhancing product diversification will contribute to growth in our international retail and E-Commerce business in future years.
Gross Profit.  As a percentage of net sales, gross margin increased compared to the same period in 2012. Gross profit increased by approximately 1.5 percentage points due to reduced sheepskin costs and increased use of UGGpure, real wool woven into a durable backing used as an alternative to table grade sheepskin in select linings and foot beds, as well as an increased mix of retail and E-Commerce sales, which generally carry higher margins than our wholesale segments, of approximately 1.2 percentage points. These increases were partially offset by the negative impact of foreign currency exchange rate fluctuations of approximately 30 basis points. The change in sales between our wholesale customers and distributors is immaterial to gross margin. Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the full year 2014 compared to 2013, primarily due to realizing a full year of reduced sheepskin prices, the increased use of UGGpure and an increase in the proportion of direct-to-consumer (DTC) sales which generally carry higher margins.
Selling, General and Administrative Expenses.    SG&A increased primarily from:

•	increased retail costs of approximately $53,000 largely related to 40 new retail stores that were not open as of December 31, 2012 and related corporate infrastructure;

•	increased recognition of performance-based compensation of approximately $17,000;

•	increased E-Commerce expenses of approximately $13,000 largely related to increased marketing and advertising;

•	increased expenses of approximately $9,000 for the Hoka brand which we acquired on September 27, 2012; partially offset by

•
decreased expense related to the fair value of the Sanuk contingent consideration liability of approximately $8,000 primarily due to changes made during 2012 to the brand's forecast of sales and gross profit through 2015, which increased the expense in 2012 without a comparable increase in 2013.

Performance-Based Compensation

As noted above, the recognition of performance-based compensation increased by approximately $17,000 over the prior year period. As of December 31, 2013, the target level of the performance objectives relating to our 2013 performance-based cash awards was achieved, and we have recognized the expense accordingly. In contrast, as of December 31, 2012, we did not achieve the same level of the performance objectives relating to our 2012 performance-based cash awards and we recognized expense for those 2012 awards accordingly at that time.

At the beginning of each year, our Compensation Committee reviews our operating results from the prior fiscal year, as well as the financial and strategic plan for the next fiscal year and for subsequent years. The Committee then establishes specific annual Company financial goals and specific strategic goals for each executive. Performance-based cash compensation awards for the fiscal year ended December 31, 2012 were only partially earned, and performance-based cash compensation awards for the fiscal year ended December 31, 2013 were earned at higher levels, based on our achievement of certain targets for annual earnings before interest, taxes, depreciation and amortization (EBITDA), as well as achievement of pre-determined individual financial and non-financial performance goals that are tailored to individual employees based on their role and responsibilities at the Company. The performance objectives and goals, as well as the targets, differ each year and are based upon many factors, including the Company’s current business stage and strategies, recent Company financial and operating performance, expected growth rates over prior year’s performance, business and general economic conditions and market and peer group analysis. For example, in evaluating targets for the 2012 fiscal year, our Compensation Committee reviewed, among other things, our EBITDA for the fiscal year ended December 31, 2011, which was approximately $314.6 million, and, in evaluating targets for the 2013 fiscal year, our Compensation Committee reviewed, among other things, our EBITDA for the fiscal year ended December 31, 2012, which was approximately $229.7 million. Performance objectives for the 2013 fiscal year were based, in part, upon the expected achievement of growth in the Company’s EBITDA for the fiscal year ended December 31, 2013 as compared to the Company’s EBITDA for the fiscal year ended December 31, 2012. While expected growth rates over prior year performance were not reduced, the Company’s lower EBITDA for the fiscal year ended December 31, 2012 as compared to the fiscal year ended December 31, 2011 resulted in 2013 EBITDA targets that were lower than the 2012 EBITDA targets.

In accordance with applicable accounting guidance, we recognize performance-based compensation expenses when it is deemed probable that the applicable performance-based goal will be met. We evaluate the probability of achieving performance-based goals on a quarterly basis. Our assessment of the probability of achieving specified goals can fluctuate from quarter to quarter as we assess our projected achievement as compared to specified performance targets. As a result, the compensation expense we recognize may also fluctuate from period to period.

Income (Loss) from Operations.    Refer to note 8 to our accompanying consolidated financial statements for a discussion of our reportable segments. The following table summarizes operating income (loss) by segment:

	Years Ended December 31,
			Change
	2013	2012	Amount	%
UGG wholesale	$224,736	$206,039	$18,697	9.1%
Teva wholesale	9,165	9,228	(63)	(0.7)
Sanuk wholesale	20,591	14,398	6,193	43.0
Other brands wholesale	(9,807)	(4,523)	(5,284)	(116.8)
E-Commerce	66,819	56,190	10,629	18.9
Retail stores	65,716	63,306	2,410	3.8
Unallocated overhead costs	(169,323)	(157,690)	(11,633)	(7.4)
Total	$207,897	$186,948	$20,949	11.2%

Income from operations increased due to the increase in sales and gross margin, partially offset by higher SG&A expenses and the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, income from operations increased by 13.7% to approximately $213,000. Beginning January 1, 2013, all gross profit derived from the sales to third parties of the E-Commerce and retail stores segments is reported in income from operations of the E-Commerce and retail stores segments, respectively. In prior periods, the gross profit derived from the sales to third parties of the E-Commerce and retail stores segments was separated into two components: (i) the wholesale profit was included in the related operating income or loss of each wholesale segment, and represented the difference between the Company’s cost and the Company’s wholesale selling price, and (ii) the retail profit was included in the operating income of the E-Commerce and retail stores segments, and represented the difference between the Company’s wholesale selling price and the Company’s retail selling price. Each of the wholesale segments charged the E-Commerce and retail segments the same price that they charged third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation. These changes in reporting only changed the presentation within the table above and did not impact the Company’s consolidated financial statements for any periods. We believe that these changes better align with how we view the business, which is that sales of the E-Commerce and retail stores segments each generate a cash flow of their own and the wholesale segments are not active in generating those cash flows. The income from operations information for the year ended December 31, 2012 has been adjusted retrospectively to conform to the current period presentation.
The increase in income from operations of UGG brand wholesale was primarily the result of a 2.1 percentage point increase in gross margin primarily related to decreased sheepskin costs of approximately $18,000, as well as reduced operating expenses of approximately $2,000, partially offset by the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, income from operations of UGG brand wholesale increased 11.0% to approximately $229,000. We expect gross margin to continue to increase in 2014 due to a full year of reduced sheepskin costs as well as increased use of UGGpure.
Income from operations of Teva brand wholesale was comparable to the same period in 2012.
The increase in income from operations of Sanuk brand wholesale was primarily the result of decreased expense related to the fair value of the Sanuk contingent consideration liability of approximately $8,000, which was primarily due to changes made during 2012 to the brand's forecast of sales and gross profit through 2015, which increased the expense in 2012 without a comparable increase in 2013. In addition, income from operations increased due to the increase in net sales, partially offset by a 1.4 percentage point decrease in gross margin due to increased closeout sales as well as an increase in sales expenses of approximately $2,000.

The increase in loss from operations of our other brands wholesale was primarily the result of the activity of our Hoka brand, which we purchased on September 27, 2012, and includes initial costs to expand the brand.
The increase in income from operations of our E-Commerce business was primarily the result of the increase in net sales and resulting gross profit, partially offset by increased operating expenses of approximately $15,000. The increased operating expenses were largely due to increased marketing and advertising costs.
Income from operations of our retail store business, which primarily involves the UGG brand, increased due to the increase in net sales, largely offset by increased operating expenses of approximately $53,000 primarily attributable to 40 new stores opened during the year as well as the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, income from operations of our retail store business increased 7.9% to approximately $68,000.
The increase in unallocated overhead costs resulted most significantly from an increase of approximately $8,000 in the recognition of performance-based compensation that was not allocated to any of our reportable segments.
Other Expense, Net.    Other expense, net decreased primarily due to a decrease in interest expense related to our short-term borrowings.
Income Taxes.    Income tax expense and effective income tax rates were as follows:

	Years Ended December 31,
	2013	2012
Income tax expense	$59,868	$55,104
Effective income tax rate	29.1%	29.9%
The decrease in the effective tax rate was primarily due to the increase in our annual foreign pre-tax income as a percentage of worldwide pre-tax income, as income generated in the foreign jurisdictions is taxed at significantly lower rates than the US. For the full year 2013, we generated approximately 11.0% of our pre-tax earnings from a country which does not impose a corporate income tax. Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. As of December 31, 2013, we had approximately $95,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We have no plans to repatriate any of our foreign cash.
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
Net Income Attributable to Deckers Outdoor Corporation.    Our net income increased as a result of the items discussed above. Our diluted earnings per share increased primarily as a result of the increase in net income, as well as by a reduced number of diluted weighted-average common shares outstanding. The reduction in the diluted weighted-average common shares outstanding was the result of our share repurchases which commenced during the year ended December 31, 2012. The weighted-average impact of the share repurchases was a reduction of approximately 2,600,000 shares.
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
Overview.    The Sanuk brand operations are included in our results of operations effective upon the acquisition date of July 1, 2011. The increase in net sales was primarily due to the addition of the Sanuk brand as well as increased UGG brand sales through our retail stores and E-Commerce sites, partially offset by decreased UGG, Teva and other brands product sales through our wholesale channel. The decrease in income from operations resulted from higher SG&A expenses and lower gross margin.
Net Sales.    The following table summarizes net sales by location and net sales by brand and distribution channel:

	Years Ended December 31,
			Change
	2012	2011	Amount	%
Net sales by location:
US	$972,987	$945,109	$27,878	2.9%
International	441,411	432,174	9,237	2.1
Total	$1,414,398	$1,377,283	$37,115	2.7%
Net sales by brand and distribution channel:
UGG:
Wholesale	$819,256	$915,203	$(95,947)	(10.5)%
E-Commerce	118,886	98,256	20,630	21.0
Retail stores	245,397	188,377	57,020	30.3
Total	1,183,539	1,201,836	(18,297)	(1.5)
Teva:
Wholesale	108,591	118,742	(10,151)	(8.5)
E-Commerce	6,578	5,571	1,007	18.1
Retail stores	347	452	(105)	(23.2)
Total	115,516	124,765	(9,249)	(7.4)
Sanuk:
Wholesale	89,804	26,039	63,765	244.9
E-Commerce	4,172	539	3,633	674.0
Retail stores	20	—	20	*
Total	93,996	26,578	67,418	253.7
Other brands:
Wholesale	20,194	21,801	(1,607)	(7.4)
E-Commerce	956	2,132	(1,176)	(55.2)
Retail stores	197	171	26	15.2
Total	21,347	24,104	(2,757)	(11.4)
Total	$1,414,398	$1,377,283	$37,115	2.7%
Total E-Commerce	$130,592	$106,498	$24,094	22.6%
Total Retail stores	$245,961	$189,000	$56,961	30.1%
*Calculation of percentage change is not meaningful.
The increase in net sales was primarily driven by the addition of the Sanuk brand as well as increased UGG brand sales through our retail stores and E-Commerce sites, partially offset by decreased UGG, Teva and other brands wholesale sales. We experienced an increase in the number of pairs sold primarily through our Sanuk wholesale channel and continued retail and E-Commerce growth, partially offset by a decrease in pairs sold in our UGG, Teva, and other brands wholesale segments. This resulted in a 3.9% overall increase in the volume of footwear sold for all brands and channels to approximately 23.7 million pairs for the year ended December 31, 2012 compared to approximately 22.8 million pairs for 2011. Our weighted-average wholesale selling price per pair decreased to $49.17 for the year ended December 31, 2012 from $52.38 for 2011. The decreased average selling price was primarily due to our Sanuk wholesale segment, which has lower overall average selling prices due to the nature of the brand. We experienced an increase in the average selling price in all other wholesale segments.
Wholesale net sales of our UGG brand decreased primarily due to the volume of pairs sold, partially offset by an increase in the average selling price. For UGG wholesale net sales, the decrease in volume had an estimated impact of approximately $103,000 and the increase in weighted-average wholesale selling price per pair had an estimated impact of approximately $7,000. We believe the decline was partially due to reduced orders for the fall season caused by our customers' increased carryover inventory levels resulting from the warm winter in the prior year, a new trend of on-demand purchasing whereby consumers shift the timing of their purchases to when they plan to actually wear the shoes, as well as recessionary conditions in Europe.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in the weighted-average wholesale selling price per pair. For Teva wholesale net sales, the decrease in volume had an estimated impact of approximately $24,000 and the increase in average selling price had an estimated impact of approximately $14,000.
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
Net sales of our E-Commerce business increased due to an increase in the volume of pairs sold primarily attributable to the UGG brand, partially offset by a decrease in the average selling price. The decrease in the average selling price was primarily due to the addition of Sanuk brand sales which carry lower average selling prices.
Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 30 new stores opened since December 31, 2011. For those stores that were open for the full 52 weeks ending December 30, 2012 compared to the 52 weeks ending January 1, 2012, same store sales decreased by 3.4%.
International sales, which are included in the segment sales above, for all of our products combined increased by 2.1% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. International sales represented 31.2% and 31.4% of worldwide net sales for the year ended December 31, 2012 and 2011, respectively. The slight decrease in international sales as a percentage of worldwide net sales was largely due to decreased sales to our wholesale customers in Benelux and the UK and distributors in Europe, partially offset by increased sales to our retail, E-Commerce and Japan wholesale customers.
Foreign income before income taxes was $51,409 and $108,738, and worldwide income before income taxes was $184,118 and $285,262 for the year ended December 31, 2012 and 2011, respectively. Foreign income before income taxes represented 27.9% and 38.1% of worldwide income before income taxes for the year ended December 31, 2012 and 2011, respectively. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes was primarily due to an increase in the gross margin on foreign sales. The increase in gross margin was primarily related to the expansion of our international retail and E-Commerce business which generally carry higher margins than wholesale sales.
Gross Profit.    As a percentage of net sales, gross margin decreased primarily due to increased sheepskin and other material costs as well as an increased impact of discounted and closeout sales for our UGG and Teva brands. Our sheepskin costs in 2012 were approximately 40% higher than our 2011 costs. These decreases to gross margin were partially offset by the contribution of the Sanuk brand, which generally carries higher margins, and increased gross profits for our E-Commerce and retail stores segments.
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

•	increased marketing expenses of approximately $14,000 largely related to our new UGG women's prospects, UGG Men's and Classic campaigns;

•	increased E-Commerce expenses of approximately $7,000 largely related to increased marketing and advertising; partially offset by

•	decreased performance-based cash compensation of approximately $16,000;

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
Income (Loss) from Operations.    Beginning January 1, 2013, all gross profit derived from the sales to third parties of the E-Commerce and retail stores segments is reported in income from operations of the E-Commerce and retail stores segments, respectively.  For the years ended December 31, 2012 and 2011, the gross profit derived from the sales to third parties of the E-Commerce and retail stores segments was separated into two components: (i) the wholesale profit was included in the related operating income or loss of each wholesale segment, and represented the difference between the Company’s cost and the Company’s wholesale selling price, and (ii) the retail profit was included in the operating income of the E-Commerce and retail stores segments, and represented the difference between the Company’s wholesale selling price and the Company’s retail selling price. Each of the wholesale segments charged the E-Commerce and retail segments the same price that they charged third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. These changes in segment reporting only changed the presentation within the table below and did not impact the Company’s consolidated financial statements for any periods. The Company believes that these changes better depict how management views the business, which is that sales of the E-Commerce and retail stores segments each generate a cash flow of their own and the wholesale segments are not active in generating those cash flows.  The segment information for the years ended December 31, 2012 and 2011 have been adjusted retrospectively to conform to the current period presentation.
Inter-segment sales and cost of sales are eliminated upon consolidation. The following table summarizes operating income (loss) by segment:

	Years Ended December 31,
			Change
	2012	2011	Amount	%
UGG wholesale	$206,039	$339,665	$(133,626)	(39.3)%
Teva wholesale	9,228	19,265	(10,037)	(52.1)
Sanuk wholesale	14,398	798	13,600	1,704.3
Other brands wholesale	(4,523)	(9,993)	5,470	54.7
E-Commerce	56,190	47,244	8,946	18.9
Retail stores	63,306	58,552	4,754	8.1
Unallocated overhead costs	(157,690)	(170,693)	13,003	7.6
Total	$186,948	$284,838	$(97,890)	(34.4)%
Income from operations as a percentage of sales decreased due to increased SG&A and decreased gross margin, partially offset by increased sales.
The decrease in income from operations of UGG brand wholesale was primarily the result of the decrease in net sales and a 10.5 percentage point decrease in gross margin primarily related to increased sheepskin and other material costs of approximately $16,000 as well as an increase in the impact of closeout sales in the US and lower sales in Europe, which generally carry higher margins. We also experienced increases in marketing and promotional expenses of approximately $10,000 and increased international sales expenses of approximately $3,000. These increases to expenses were partially offset by decreased sales commissions of approximately $7,000 and decreased amortization expenses, primarily related to order books we acquired from our distributor conversions in Europe being fully amortized in 2011, of approximately $4,000.
The decrease in income from operations of Teva brand wholesale was primarily the result of the decrease in net sales and a 4.1 percentage point decrease in gross margin primarily due to lower sales in Europe, which generally carry higher margins, and an increased impact of closeout sales. In addition, we recognized increased marketing and promotional expenses and other divisional expenses totaling approximately $2,000.
The income from operations of our Sanuk brand, which we acquired in July 2011, was $14,398.
The loss from operations of our other brands wholesale decreased primarily due to an increase in gross profit of approximately $2,500 as well as a decrease in operating expenses of approximately $3,000 primarily due to ceasing of the Simple brand operations as of December 31, 2011. Gross profit increased despite the decrease in net sales because sales of Simple brand products in fiscal year 2011 had significantly lower gross margins.
The increase in income from operations of our E-Commerce business was primarily the result of the increase in net sales, partially offset by increased operating expenses of approximately $7,000.

Income from operations of our retail store business, which primarily involves the UGG brand, decreased due to an increase in operating expenses of approximately $36,000 largely attributable to 30 new stores opened during the year, partially offset by an increase in gross profit of approximately $40,000 due primarily to the increase in net sales.
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
Other Expense (Income), Net.    Other expense, net for the twelve months ended December 31, 2012 was $2,830 compared to other income, net for the twelve months ended December 31, 2011 of $424. In fiscal year 2012, we had an increase in interest expense related to increases in our short-term borrowings, partially offset by income primarily related to expired E-Commerce website customer credits.
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
Our cash flow cycle includes the purchase of or deposits for raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables. As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30 and September 30 to support sales for the UGG brand’s major selling seasons, which historically occur during the quarters ending September 30 and December 31; whereas, the Teva and Sanuk brands build inventory levels beginning in the quarters ending December 31 and March 31 in anticipation of the spring selling season that occurs in the quarters ending March 31 and

June 30. Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows and short-term borrowings. As needed, we borrow funds under our credit agreement.
The following table summarizes our cash flows and working capital:

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$262,125	$163,906	$30,091
Net cash used in investing activities	$(85,197)	$(75,362)	$(184,766)
Net cash used in financing activities	$(50,513)	$(242,621)	$(27,160)

Cash and cash equivalents	$237,125	$110,247	$263,606
Trade accounts receivable	184,013	190,756	193,375
Inventories	260,791	300,173	253,270
Prepaids and other current assets	147,375	90,410	107,651
Total current assets	$829,304	$691,586	$817,902
Trade accounts payable	$151,037	$133,457	$110,853
Other current liabilities	169,481	133,560	121,226
Total current liabilities	$320,518	$267,017	$232,079
Net working capital	$508,786	$424,569	$585,823
Cash from Operating Activities.  Net cash provided by operating activities increased primarily due to reduced inventory purchases and increases in accrued payroll and income taxes payable. The change in inventory was primarily related to efforts to manage inventory levels relative to expected future sales and the timing of our inventory purchases and payments. The change in accrued payroll was primarily due to larger payroll accruals, including performance-based compensation, during the year ended December 31, 2013 versus 2012, as well as decreased performance-based compensation accrued for at December 31, 2012 and paid during the first quarter of 2013 versus performance-based compensation accrued for at December 31, 2011 and paid during the first quarter of 2012. The increase in income taxes payable was due to the increase in earnings. These increases in operating cash flows were partially offset by prepaids and other current assets increasing during the year ended December 31, 2013 compared to a decrease during the year ended December 31, 2012. The change in prepaids and other current assets was due to less refunds of deposits received in accordance with our contracts to purchase sheepskin. Net working capital increased as of December 31, 2013 from December 31, 2012, primarily as a result of increased cash and prepaid and other current assets. These increases to working capital were partially offset by higher other current liabilities, lower inventory and higher accounts payable. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.
Net cash provided by operating activities for the year ended December 31, 2012 increased compared to the year ended December 31, 2011 primarily due to the differences in yearly changes in prepaid expenses and other current assets, inventories and trade accounts receivable. Prepaid expenses and other current assets decreased in fiscal year 2012, adding to net cash provided by operating activities, while they increased in fiscal year 2011. Inventories increased by less in fiscal year 2012 than they did in fiscal year 2011, resulting in less cash used in operating activities. Trade accounts receivable decreased slightly in fiscal year 2012, while they increased in fiscal year 2011. The change in prepaid expenses and other current assets was due to refunds of deposits received in accordance with our contracts to purchase sheepskin in fiscal year 2012 compared to deposits paid in fiscal year 2011. The smaller increase in inventory was primarily due to the international expansion that occurred in fiscal year 2011 and did not repeat in fiscal year 2012. The change in accounts receivable was primarily due to decreased wholesale sales as well as increased cash collections in fiscal year 2012 versus fiscal year 2011. These increases in operating cash flows were partially offset by a smaller increase in accounts payable, which increased less in fiscal year 2012 versus fiscal year 2011. Accounts payable increased less primarily due to our decreased inventory purchases. Net working capital decreased as of December 31, 2012 from December 31, 2011, primarily as a result of decreased cash and prepaid and other current assets, and an increase in our short-term borrowings and accounts payable. These decreases to working capital were partially offset by higher inventory. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.
Wholesale accounts receivable turnover increased to 6.6 times in the twelve months ended December 31, 2013 from 6.1 times for the twelve months ended December 31, 2012, primarily due to lower average accounts receivable balances, as well as increased wholesale sales for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012. The lower average accounts receivable balances were primarily due to improved cash collections.
Inventory turnover was consistent at 2.5 times for the twelve months ended December 31, 2013 compared to 2.4 times for the twelve months ended December 31, 2012. We anticipate the trend of inventory turns to remain consistent or improve in the future as certain material costs are expected to decrease.
Cash from Investing Activities.    Net cash used in investing activities for the year ended December 31, 2013 resulted primarily from the purchases of property and equipment. The capital expenditures include the build out of our new corporate facilities and retail stores, and purchases of computer hardware and software. The new corporate facilities will replace several leased spaces and we plan to finance a portion of the facilities cost.
For the year ended December 31, 2012, net cash used in investing activities resulted primarily from the purchases of property and equipment, as well as our acquisitions of the Hoka brand and an intangible asset for lease rights for a retail store location in France. Capital expenditures in fiscal year 2012 included the build out of new retail stores and our corporate facilities.
For the year ended December 31, 2011, net cash used in investing activities resulted primarily from our acquisition of the Sanuk brand and purchases of property and equipment. Capital expenditures in fiscal year 2011 included the purchase of land for our new corporate headquarters and the build out of new retail stores. In November 2011, we made a cash payment of approximately $20,000 for approximately fourteen acres of land for our new headquarters facility in Goleta, California.
As of December 31, 2013, we had approximately $4,000 of material commitments for future capital expenditures primarily related to the build out of new retail stores. We estimate that the capital expenditures for 2014 including the aforementioned commitments will range from approximately $95,000 to $100,000. We anticipate these expenditures will primarily include equipment costs of our new distribution center, build out of our new retail stores and upgrade of our enterprise resource planning system. The actual amount of capital expenditures for the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.
Cash from Financing Activities.    For the year ended December 31, 2013, net cash used in financing activities was comprised primarily of repayments of short-term borrowings, as well as contingent consideration paid related to our Sanuk acquisition. The cash used was partially offset by cash from our short-term borrowings, leaving approximately a $10,000 balance for borrowings as of December 31, 2013.
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
For the year ended December 31, 2011, net cash used in financing activities was comprised primarily of repayments of short-term borrowings, cash paid for shares withheld for taxes from employee stock unit vesting and for repurchases of our common stock. The cash used was partially offset by cash from our short-term borrowings and excess tax benefits from stock compensation.
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
In June 2012, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. As of December 31, 2013, the Company had repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66, leaving the remaining approved amount at $79,300.
In August 2011, we entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto. In August 2012 we amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility. In June 2013 we amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants including an increase in the maximum amount permitted to be spent on the headquarters building from $75,000 to $80,000 and revised the terms of the total adjusted leverage ratio to not exceed 3.25 to 1.00 for the quarter ending September 30, from 2.75 to 1.00. In August 2013 one of the Company’s subsidiaries entered into a new credit agreement in China (China Credit Facility). Refer to Note 3 to our accompanying consolidated financial statements for further information on our Amended and Restated Credit Agreement and China Credit Facility. At December 31, 2013, we had no outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of approximately $200, leaving an unused balance of approximately $399,800 under the Amended and Restated Credit Agreement. As of December 31, 2013, we were in compliance with all covenants and we remain in compliance as of March 3, 2014.
Contractual Obligations.    The following table summarizes our contractual obligations at December 31, 2013 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$322,630	$46,060	$87,630	$72,347	$116,593
Purchase obligations(2)	245,168	245,168	—	—	—
Total	$567,798	$291,228	$87,630	$72,347	$116,593

(1)
Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and regional offices. The majority of other long-term liabilities on our consolidated balance sheets, with the exception of our Sanuk contingent consideration liability discussed below, are related to deferred rents, of which the cash lease payments are included in operating lease obligations in this table.

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

We have also entered into minimum purchase commitments with certain suppliers (see Note 7 to our accompanying consolidated financial statements). Certain of the agreements require that we advance specified minimum payment amounts. We have included the total remaining cash commitments under these agreements, net of deposits, as of December 31, 2013 in this table. We expect sheepskin purchases by third party factories supplying UGG product to us will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.
Commitments and Contingencies.    The following reflect the additional commitments and contingent liabilities that may have a material impact on liquidity and cash flow in future periods.
The purchase price for the Sanuk brand also includes contingent consideration over the next three years as follows:

•	36.0% of the Sanuk brand gross profit in 2013, which was approximately $18,600, and

•	40.0% of the Sanuk brand gross profit in 2015.
There is no maximum to the contingent consideration payments for 2013 and 2015. Estimated contingent consideration payments of approximately $46,200 are included within other accrued expenses and long-term liabilities in the consolidated balance sheet as of December 31, 2013, and are not included in the table above. See Note 1 to our accompanying consolidated financial statements.
The purchase price for the Hoka brand also includes contingent consideration through 2017, with a maximum of $2,000. Estimated contingent consideration payments of approximately $1,800 are included within other accrued expenses and long-term liabilities in the consolidated balance sheet as of December 31, 2013, and are not included in the table above. See Note 1 to our accompanying consolidated financial statements.
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
The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and reserves, which are discussed below:

	December 31, 2013		December 31, 2012
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$209,081		$215,842
Allowance for doubtful accounts	$2,039	1.0%	$2,782	1.3%
Allowance for sales discounts	$3,540	1.7%	$3,836	1.8%
Allowance for estimated chargebacks	$4,935	2.4%	$5,563	2.6%

	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$736,048		$617,264
Allowance for estimated returns	$14,554	2.0%	$12,905	2.1%
Estimated returns liability	$10,144	1.4%	$6,471	1.0%
Allowance for Doubtful Accounts.    We provide a reserve against trade accounts receivable for estimated losses that may result from customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which all or a portion of are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience. Reserves have been established for all projected losses of this nature. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at December 31, 2013 by approximately $1,000.

Allowance for Sales Discounts.    A significant portion of our wholesale sales and resulting trade accounts receivable reflects a discount that our customers may take, generally based upon meeting certain order, shipment and payment timelines. We use the amount of the discounts that are available to be taken against the period-end trade accounts receivable to estimate and record a corresponding reserve for sales discounts.
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
Allowance for Estimated Returns and Estimated Returns Liability.    We record an allowance for anticipated future returns of goods shipped prior to period-end and a liability for anticipated returns of goods sold direct to consumers. In general, we accept returns for damaged or defective products. We also have a policy whereby we accept returns from our retail and E-Commerce customers for a thirty day period. We base the amounts of the allowance and liability on any approved customer requests for returns, historical returns experience, and any recent events that could result in a change from historical returns rates, among other factors. The allowance for estimated returns as a percentage of net sales was comparable to the same period in the prior year. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the allowance and liability reserves for returns in total at December 31, 2013 by approximately $6,000. Our historical estimates for returns have been reasonably accurate.
Inventory Write-Downs.    We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or expected future net selling prices. At December 31, 2013, inventories were stated at $260,791, net of inventory write-downs of $6,142. At December 31, 2012, inventories were stated at $300,173 net of inventory write-downs of $3,645. The amount of inventory write-downs as a percentage of inventory were 2.4 and 1.2 as of December 31, 2013 and 2012, respectively. The increase in inventory write-downs was primarily due to write-downs of certain UGG, Teva and other brands styles that are not being continued. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at December 31, 2013 by approximately $1,000.
Valuation of Goodwill, Intangible and Other Long-Lived Assets.    We assess the impairment of goodwill, intangible, and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying amount of these assets individually.
We performed our 2013 annual impairment tests for goodwill and nonamortizable intangible assets. We evaluated our UGG, Sanuk and other brands' goodwill and our Teva trademarks. Based on the carrying amounts of the UGG, Teva, Sanuk and other brands' goodwill, trademarks, and net assets, the brands' 2013 sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, we concluded that the carrying amounts of the UGG, Sanuk and other brands' goodwill, as well as the Teva trademarks, were not impaired. Our Teva trademarks were evaluated under ASU, Testing Indefinite-Lived Intangible Assets for Impairment, and we concluded, based on an evaluation of all relevant qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity-specific events, and legal, regulatory, contractual, political, business, or other factors, that it is not more likely than not that the fair value of the Teva trademarks is less than its carrying amount, and accordingly we did not perform a quantitative impairment test for the Teva trademarks. Our goodwill balance at December 31, 2013 represents goodwill in the UGG, Sanuk and other brands' reporting units. We believe that it is not more likely than not that the fair value of the UGG reporting unit's fair value and the other brands' reporting unit's fair value are less than their respective carrying values. The UGG and other brands' goodwill was evaluated based on qualitative analyses.
We performed a quantitative analysis of the Sanuk reporting unit's fair value as of October 31, 2013, and concluded that the fair value exceeded its carrying value by 37.4%, which management believes is substantially in excess of carrying value and, therefore, no additional sensitivity analysis was performed. The Sanuk brand's goodwill was evaluated based on Level 3 inputs.
We also evaluated amortizable long-lived assets, including intangible assets as of December 31, 2013 and 2012. As of December 31, 2013 we recorded immaterial impairment losses for three of our retail stores for which the fair values did not exceed their carrying values. As of December 31, 2012 we recorded immaterial impairment losses for one of our retail stores for which the fair values did not exceed their carrying values. We recorded certain amortizable intangible assets related to our Hoka acquisition (see Note 10 to our accompanying consolidated financial statements for the valuation methodologies used). Our other valuation methodologies used as of December 31, 2013 did not change from the prior year.
Fair Value of Contingent Consideration.    We have entered into contingent consideration arrangements when we acquired brands. The fair value of our Sanuk brand contingent consideration is material and highly subjective. It is based on estimated future sales and gross profits, and discount rates, among other variables and estimates, and certain years have no maximum payment (see Note 1 to our accompanying consolidated financial statements). These are evaluated each reporting period and the contingent consideration is adjusted accordingly. Our estimated revenue forecasts include a compound annual growth rate of 22.0% from fiscal year 2013 through fiscal year 2015. Our use of different estimates and assumptions could produce different financial results. For example, a 5.0% change in the estimated compound annual growth rate would change the total liability balance at December 31, 2013 by approximately $5,000.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Commodity Price Risk.    We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. There have been significant fluctuations in the price of sheepskin in recent years as the demand from us and our competitors for this commodity has varied. We experienced an increase in sheepskin costs in 2012 compared to 2011, and a decrease in sheepskin costs in 2013 compared to 2012. We expect a decrease in sheepskin costs in 2014 compared to 2013 due to realizing a full year of reduced sheepskin prices and the increased use of UGGpure. Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, global economic conditions, and other factors which are not considered predictable or within our control. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.
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
We currently utilize forward contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, for a portion of the amounts we expect to purchase and sell in foreign currencies. As our international operations grow and we increase purchases and sales in foreign currencies, we will evaluate and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. We do not use foreign currency contracts for trading purposes. As of December 31, 2013, our designated derivative contracts had notional amounts totaling approximately $77,000. These contracts were held by four counterparties and were expected to mature over the next 12 months. Based upon sensitivity analysis as of December 31, 2013, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $8,000.
Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations. Approximately $395,000, or 25.4%, of our total net sales for the year ended December 31, 2013 were denominated in foreign currencies. Certain of our foreign subsidiaries' local currency is their designated functional currency. As we begin to hold more cash and other monetary assets and liabilities in currencies other than our subsidiary's functional currency, we are exposed to financial statement transaction gains and losses as a result of remeasuring the operating results and financial positions into their functional currency. We remeasure these monetary assets and liabilities using the exchange rate as of the end of the reporting period. In addition, we translate assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income. Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year. In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.
Interest Rate Risk.    Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in the London Interbank Offered Rate (LIBOR). Our Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 31, 2013, we had no outstanding borrowings under the credit agreement. A 1.0% increase in interest rates on our borrowings during the current period would not have a material impact on income before income taxes.
Item 8.    Financial Statements and Supplementary Data.

Financial Statements and the Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
(a)   Disclosure Controls and Procedures.
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this annual report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2013, the Company maintained effective internal control over financial reporting. The registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company's internal control over financial reporting. The Reports of our Independent Registered Public Accounting Firm are filed with this annual report in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.
(c)   Changes in Internal Control over Financial Reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
All additional information required by this item, including information relating to Directors and Executive Officers of the Registrant, is set forth in the Company's definitive proxy statement relating to the Registrant's 2014 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2013, and such information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information relating to Executive Compensation is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2014 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2013, and such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2014 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2013, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information relating to Certain Relationships and Related Transactions is set forth under "Proposal No. 1-Election of Directors" in the Company's definitive proxy statement relating to the Registrant's 2014 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2013, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information relating to Principal Accountant Fees and Services is set forth under "Proposal No. 2-Independent Registered Public Accounting Firm" in the Company's definitive proxy statement relating to the Registrant's 2014 annual meeting of stockholders, which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2013, and such information is incorporated herein by reference.

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

*3.2	Restated Bylaws of Deckers Outdoor Corporation
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

10.4
Amendment to Lease Agreement between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012, dated September 1, 2011 (Exhibit 10.23 to the Registrant's Form 10-K filed on February 29, 2012 and incorporated by reference herein)

10.5
Amendment to Lease Agreement between 450 N. Baldwin Park Associates, LLC and Deckers Outdoor Corporation for distribution center at 3175 Mission Oaks Blvd., Camarillo, CA 93012, dated September 1, 2011 (Exhibit 10.24 to the Registrant's Form 10-K filed on February 29, 2012 and incorporated by reference herein)

*10.6	Lease Agreement between Deckers Outdoor Corporation and Moreno Knox, LLC dated as of December 5, 2013
#10.7
Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 21, 2006 in connection with its 2006 Annual Meeting of Stockholders)

#10.8
First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 9, 2007 in connection with its 2007 Annual Meeting of Stockholders)

#10.9
Deckers Outdoor Corporation Amended and Restated Deferred Stock Unit Compensation Plan, a Sub Plan under the Deckers Outdoor Corporation 2006 Equity Incentive Plan, adopted by the Board of Directors on December 14, 2010 (Exhibit 10.24 to the Registrant's Form 10-K filed on March 1, 2011 and incorporated by reference herein)

*#10.10	Deckers Outdoor Corporation Amended and Restated Deferred Compensation Plan effective as of August 1, 2013
#10.11
Form of Deckers Outdoor Corporation Management Incentive Program under the 2006 Equity Incentive Plan (Exhibit 10.28 to the Registrant’s Form 10-K filed on March 1, 2013 and incorporated by reference herein)

#10.12	Form of Restricted Stock Unit Award Agreement (Level 2) Under 2006 Equity Incentive Plan (Exhibit 10.3 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.13
Form of Restricted Stock Unit Award Agreement (Level III) Under 2006 Equity Incentive Plan adopted on June 22, 2011 (Exhibit 10.1 to the Registrant's Form 8-K filed on June 28, 2011 and incorporated by reference herein)

#10.14	Form of Stock Appreciation Rights Award Agreement (Level 2) Under 2006 Equity Incentive Plan (Exhibit 10.5 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.15	Form of Restricted Stock Unit Award Agreement (2012 LTIP) Under 2006 Equity Incentive Plan (Exhibit 10.1 to the Registrant's Form 8-K filed on May 31, 2012 and incorporated by reference herein

Exhibit Number	Description of Exhibit
#10.16	Form of Restricted Stock Unit Award Agreement (2013 LTIP) Under 2006 Equity Incentive Plan (Exhibit 10.1 to the Registrant's Form 8-K filed on December 19, 2013 and incorporated by reference herein)
#10.17
Form of Stock Unit Award Agreement under the Deckers Outdoor Corporation 2006 Equity Incentive Plan (Exhibit 10.27 to the Registrant’s Form 10-K filed on March 1, 2013 and incorporated by reference herein)

#10.18	Form of Indemnification Agreement (Exhibit 10.1 to the Registrant's Form 8-K filed on June 2, 2008 and incorporated by reference herein)
#10.19
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Angel Martinez on December 22, 2009 (Exhibit 10.33 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)

#10.20
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Zohar Ziv on December 22, 2009 (Exhibit 10.34 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)

#10.21
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Thomas George on December 22, 2009 (Exhibit 10.35 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)

#10.22
Change of Control and Severance Agreement with Deckers Outdoor Corporation for Constance Rishwain on December 22, 2009 (Exhibit 10.36 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)

*#10.23	Employment Agreement with Deckers Europe Limited for Stephen Murray dated February 28, 2011
10.24
Asset Purchase Agreement, dated as of May 19, 2011 by and among Deckers Outdoor Corporation, Deckers Acquisition, Inc., Deckers International Limited, Sanuk USA, LLC, Thomas J. Kelley, Ian L. Kessler, C&C Partners, Ltd., Donald A. Clark and Paul Carr (Exhibit 10.1 to the Registrant's Form 8-K filed on May 19, 2011 and incorporated herein by reference)

10.25
Amendment No. 1 to Asset Purchase Agreement, dated as of July 1, 2011, by and among Deckers Outdoor Corporation, Deckers Acquisition, Inc., Deckers International Limited, Sanuk USA, LLC, Thomas J. Kelley, Ian L. Kessler, C&C Partners, Ltd., Donald A. Clark and Paul Carr (Exhibit 10.1 to the Registrant's Form 8-K filed on July 6, 2011 and incorporated by reference herein)

10.26
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

*10.27	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 24, 2013, by and among Deckers Outdoor Corporation, as Borrower, and the Lenders party thereto
*10.28	Form of Stock Unit Award Agreement under the Deckers Outdoor Corporation 2006 Equity Incentive Plan
*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to 18 USC. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.1
The following materials from the Company's Annual Report on Form 10-K for the annual period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (iv) Notes to Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith
# Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ ANGEL R. MARTINEZ
Angel R. Martinez Chief Executive Officer
Date: March 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ANGEL R. MARTINEZ	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
Angel R. Martinez

/s/ THOMAS A. GEORGE	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
Thomas A. George

/s/ KARYN O. BARSA	Director	March 3, 2014
Karyn O. Barsa

/s/ MAUREEN CONNERS	Director	March 3, 2014
Maureen Conners

/s/ MICHAEL DEVINE	Director	March 3, 2014
Michael Devine

/s/ JOHN M. GIBBONS	Director	March 3, 2014
John M. Gibbons

/s/ REX A. LICKLIDER	Director	March 3, 2014
Rex A. Licklider

/s/ JOHN G. PERENCHIO	Director	March 3, 2014
John G. Perenchio

/s/ JAMES QUINN	Director	March 3, 2014
James Quinn

/s/ LAURI SHANAHAN	Director	March 3, 2014
Lauri Shanahan

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Deckers Outdoor Corporation as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of Deckers Outdoor Corporation.
/s/ KPMG LLP
Los Angeles, California
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Deckers Outdoor Corporation:
We have audited the internal control over financial reporting of Deckers Outdoor Corporation as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Deckers Outdoor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013 and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Los Angeles, California
March 3, 2014

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$237,125	$110,247
Trade accounts receivable, net of allowances of $25,068 and $25,086 as of December 31, 2013 and December 31, 2012, respectively	184,013	190,756
Inventories	260,791	300,173
Prepaid expenses	14,980	14,092
Other current assets	112,514	59,028
Deferred tax assets	19,881	17,290
Total current assets	829,304	691,586
Property and equipment, net of accumulated depreciation of $99,473 and $69,580 as of December 31, 2013 and December 31, 2012, respectively	174,066	125,370
Goodwill	128,725	128,725
Other intangible assets, net of accumulated amortization of $24,140 and $16,164 as of December 31, 2013 and December 31, 2012, respectively	93,278	95,965
Deferred tax assets	15,751	13,372
Other assets	18,605	13,046
Total assets	$1,259,729	$1,068,064
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$9,728	$33,000
Trade accounts payable	151,037	133,457
Accrued payroll	35,725	15,896
Other accrued expenses	45,301	43,858
Income taxes payable	49,453	25,067
Value added tax (VAT) payable	29,274	15,739
Total current liabilities	320,518	267,017
Long-term liabilities	51,092	62,246
Commitments and contingencies (note7)
Stockholders' equity:
Deckers Outdoor Corporation stockholders' equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 34,618 and 34,400 shares for 2013 and 2012, respectively	346	344
Additional paid-in capital	143,916	139,046
Retained earnings	746,500	600,811
Accumulated other comprehensive loss	(2,643)	(1,400)
Total stockholders' equity	888,119	738,801
Total liabilities and equity	$1,259,729	$1,068,064
See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales	$1,556,618	$1,414,398	$1,377,283
Cost of sales	820,135	782,244	698,288
Gross profit	736,483	632,154	678,995
Selling, general and administrative expenses	528,586	445,206	394,157
Income from operations	207,897	186,948	284,838
Other expense (income), net:
Interest income	(60)	(217)	(180)
Interest expense	3,079	3,840	249
Other, net	(679)	(793)	(493)
	2,340	2,830	(424)
Income before income taxes	205,557	184,118	285,262
Income taxes	59,868	55,104	83,404
Net income	145,689	129,014	201,858
Other comprehensive (loss) income, net of tax:
Unrealized loss on foreign currency hedging	(486)	(633)	(931)
Foreign currency translation adjustment	(757)	963	(1,952)
Total other comprehensive (loss) income	(1,243)	330	(2,883)
Comprehensive income	$144,446	$129,344	$198,975

Net income attributable to:
Deckers Outdoor Corporation	$145,689	$128,866	$199,052
Noncontrolling interest	—	148	2,806
	$145,689	$129,014	$201,858
Comprehensive income attributable to:
Deckers Outdoor Corporation	$144,446	$129,196	$196,169
Noncontrolling interest	—	148	2,806
	$144,446	$129,344	$198,975

Net income per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$4.23	$3.49	$5.16
Diluted	$4.18	$3.45	$5.07
Weighted-average common shares outstanding:
Basic	34,473	36,879	38,605
Diluted	34,829	37,334	39,265

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Years Ended December 31, 2011, 2012 and 2013
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Deckers Outdoor Corp. Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance December 31, 2010	38,581	$386	$137,989	$513,459	$1,153	$652,987	$2,688	$655,675
Stock compensation expense	10	—	14,803	—	—	14,803	—	14,803
Exercise of stock options	12	—	62	—	—	62	—	62
Shares issued upon vesting	334	3	(3)	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	15,330	—	—	15,330	—	15,330
Shares withheld for taxes	—	—	(23,497)	—	—	(23,497)	—	(23,497)
Stock repurchase	(245)	(2)	—	(19,916)	—	(19,918)	—	(19,918)
Net income	—	—	—	199,052	—	199,052	2,806	201,858
Total other comprehensive loss	—	—	—	—	(2,883)	(2,883)	—	(2,883)
Balance December 31, 2011	38,692	$387	$144,684	$692,595	$(1,730)	$835,936	$5,494	$841,430
Stock compensation expense	19	—	14,661	—	—	14,661	—	14,661
Exercise of stock options	4	—	9	—	—	9	—	9
Shares issued upon vesting	199	2	(2)	—	—	—	—	—
Deficient tax benefit from stock compensation	—	—	(381)	—	—	(381)	—	(381)
Shares withheld for taxes	—	—	(5,888)	—	—	(5,888)	—	(5,888)
Stock repurchase	(4,514)	(45)	—	(220,650)	—	(220,695)	—	(220,695)
Net income	—	—	—	128,866	—	128,866	148	129,014
Acquisition of noncontrolling interest	—	—	(14,037)	—	—	(14,037)	(5,642)	(19,679)
Total other comprehensive income	—	—	—	—	330	330	—	330
Balance December 31, 2012	34,400	$344	$139,046	$600,811	$(1,400)	$738,801	$—	$738,801
Stock compensation expense	15	—	13,136	—	—	13,136	—	13,136
Exercise of stock options	8	—	52	—	—	52	—	52
Shares issued upon vesting	195	2	(2)	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	319	—	—	319	—	319
Shares withheld for taxes	—	—	(8,635)	—	—	(8,635)	—	(8,635)
Net income	—	—	—	145,689	—	145,689	—	145,689
Total other comprehensive loss	—	—	—	—	(1,243)	(1,243)		(1,243)
Balance, December 31, 2013	34,618	$346	$143,916	$746,500	$(2,643)	$888,119	$—	$888,119

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$145,689	$129,014	$201,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	41,439	33,367	28,977
Change in fair value of contingent consideration	1,815	8,659	—
Provision for (recovery of) doubtful accounts, net	125	2,128	(704)
Deferred tax provision	(4,092)	(5,657)	(67)
Stock compensation	13,136	14,661	14,803
Other	1,306	1,229	2,735
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Trade accounts receivable	6,618	491	(63,199)
Inventories	40,580	(46,903)	(120,730)
Prepaid expenses and other current assets	(58,554)	23,511	(75,525)
Other assets	(4,290)	(3,028)	(5,385)
Trade accounts payable	21,251	18,932	38,237
Contingent consideration	(6,458)	(959)	—
Accrued expenses	33,556	(9,983)	850
Income taxes payable	24,386	(5,820)	5,722
Long-term liabilities	5,618	4,264	2,519
Net cash provided by operating activities	262,125	163,906	30,091
Cash flows from investing activities:
Purchases of property and equipment	(79,829)	(61,575)	(55,538)
Acquisitions of businesses and equity method investment	—	(8,829)	(125,203)
Purchases of intangible assets	(5,368)	(4,958)	(4,025)
Net cash used in investing activities	(85,197)	(75,362)	(184,766)
Cash flows from financing activities:
Proceeds from issuance of short-term borrowings	320,728	307,000	45,000
Repayments of short-term borrowings	(344,000)	(274,000)	(45,000)
Cash paid for shares withheld for taxes	(6,736)	(6,535)	(22,634)
Excess tax benefit from stock compensation	2,071	2,457	15,330
Cash received from issuances of common stock	52	—	62
Loan origination costs on short-term borrowings	—	(1,807)	—
Contingent consideration paid	(22,628)	(29,041)	—
Cash paid for noncontrolling interest	—	(20,000)	—
Cash paid for repurchases of common stock	—	(220,695)	(19,918)
Net cash used in financing activities	(50,513)	(242,621)	(27,160)
Effect of exchange rates on cash	463	718	215
Net change in cash and cash equivalents	126,878	(153,359)	(181,620)
Cash and cash equivalents at beginning of year	110,247	263,606	445,226
Cash and cash equivalents at end of year	$237,125	$110,247	$263,606
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$39,122	$66,899	$62,405
Interest	$2,586	$3,338	$88
Non-cash investing and financing activity:
Deferred purchase payments for acquisition of business	$—	$3,671	$—
Accruals for purchases of property and equipment	$2,283	$489	$3,268
Contingent consideration arrangement for acquisition of business	$—	$1,128	$88,100
Accruals for asset retirement obligations	$1,936	$526	$236
Accruals for shares withheld for taxes	$3,702	$1,804	$2,460
Write-off for shares exercised with a tax deficit	$1,752	$2,838	$—
   See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(amounts in thousands, except share quantity and per share data)

(1) The Company and Summary of Significant Accounting Policies
The Company and Basis of Presentation
The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its wholly-owned subsidiaries (collectively referred to as the Company). Accordingly, all references herein to Deckers Outdoor Corporation or Deckers include the consolidated results of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Deckers Outdoor Corporation is a global leader in designing, marketing and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities.  The Company's business is seasonal, with the highest percentage of UGG® brand net sales occurring in the quarters ending September 30 and December 31 and the highest percentage of Teva® and Sanuk® brand net sales occurring in the quarters ending March 31 and June 30 of each year. The other brands do not have a significant seasonal impact on the Company.
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
On May 19, 2011, the Company entered into an asset purchase agreement with Sanuk USA LLC, C&C Partners, Ltd., and the equity holders of both entities (collectively referred to as Sanuk or the Sanuk brand). On July 1, 2011, the Company completed the acquisition of the purchased assets and the assumption of the assumed liabilities of the Sanuk brand. Deckers Outdoor Corporation's consolidated financial statements include the operations of Sanuk beginning July 1, 2011.
In May 2012, the Company purchased a noncontrolling interest in the Hoka One One® (Hoka) brand, a privately held footwear company, which was accounted for as an equity method investment. In September 2012, the Company acquired the remaining ownership interest in Hoka. The acquisition of Hoka was not material to the Company’s consolidated financial statements and did not have a significant seasonal impact on the Company in 2013.
Subsequent to December 31, 2013, our Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The change is intended to better align our planning, financial and reporting functions with the seasonality of our business. Under the applicable rules of the Securities and Exchange Commission, the Company intends to file a transition report on Form 10-QT for the quarter ending March 31, 2014.
We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our E-Commerce business and our retail stores. Independent third parties manufacture all of our products.
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
Revenue Recognition
The Company recognizes wholesale, E-Commerce, and international distributor revenue when products are shipped and retail revenue at the point of sale. All sales are recognized when the customer takes title and assumes risk of loss, collection of the related receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. For wholesale and international distributor sales, allowances for estimated returns, discounts, chargebacks, and bad debts are provided for when related revenue is recorded. For E-Commerce sales, allowances for estimated returns and bad debts

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

are provided for when related revenue is recorded. For retail sales, allowances for estimated returns are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales. The Company presents revenue net of taxes collected from customers and remitted to governmental authorities.
Accounting for Long-Lived Assets
Other long-lived assets, such as machinery and equipment, leasehold improvements, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. Intangible assets subject to amortization are amortized over their respective estimated useful lives to their estimated residual values. The Company uses the straight-line method for depreciation and amortization of long-lived assets, except for certain intangible assets where the Company can reliably determine the pattern in which the economic benefits of the assets will be consumed.
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
When an impairment triggering event has occurred, the Company tests for recoverability of the asset group's carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group. In determining the service potential of a long-lived asset group, the Company considers its remaining useful life, cash-flow generating capacity, and physical output capacity. These estimates include the undiscounted cash flows associated with future expenditures necessary to maintain the existing service potential. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses potential impairment of its retail group long-lived assets by comparing trailing twelve month (TTM) store cash flows to the current carrying value of the store's long-lived assets. Stores that have been opened for more than one year, or have otherwise been identified by management as having one or more indicators of impairment, with TTM cash flows less than the current carrying amount of the store's long-lived assets are then reviewed to determine if an impairment exists. An impairment loss, if any, would only reduce the carrying amount of long-lived assets in the group based on the fair value of the group assets.
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
The Company also evaluates the fair values of other intangible assets with indefinite useful lives in relation to their carrying values. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment of the indefinite life intangible asset. The Company does not calculate the fair value of the indefinite life intangible unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the Company concludes that it is more likely than not that its fair value is less than its carrying amount, then the Company compares the fair value of the indefinite life intangible to its carrying amount, and if the fair value of the indefinite life intangible exceeds its carrying amount, no impairment charge will be recognized. If the fair value of the indefinite life intangible is less than the carrying amount, the Company will record an impairment charge to write-down the intangible asset to its fair value.
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
In addition, facts and circumstances could change, including further deterioration of general economic conditions or the retail environment, customers reducing orders in response to such conditions, and increased competition. These or other factors could result in changes to the calculation of fair value which could result in impairment of the Company's remaining goodwill and other intangible assets. Changes in any one or more of these estimates and assumptions could produce different financial results.
Property and Equipment, Depreciation and Amortization
Property and equipment has a useful life expectancy of at least one year. Property and equipment includes tangible, non-consumable items owned by the Company valued at or above $3, certain computer software costs and internal or external computer system consulting work valued at or above $3 as defined below, and portable electronic devices valued at or above $1.5. Tangible, non-consumable items below these amounts are expensed. The value includes the purchase price, as well as costs to acquire (shipping and handling), install (excluding site preparation costs), secure, and prepare the item for its intended use.
Depreciation of property and equipment is calculated using the straight-line method based on estimated useful lives. Machinery and equipment has estimated useful lives ranging from two to ten years, and furniture and fixtures has estimated useful lives ranging from three to five years.  Capitalized website costs, which are included in the machinery & equipment category, are immaterial to the Company's consolidated financial statements. Leasehold improvements are amortized to their residual value on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Leasehold improvement lives range from one to fifteen years. The Company allocates depreciation and amortization of property, plant, and equipment to cost of sales and selling, general and administrative expenses (SG&A). The majority of the Company's depreciation and amortization is included in SG&A due to the nature of its operations. Most of the Company's depreciation and amortization is from its warehouses and its retail stores. The Company outsources all manufacturing; therefore, the amount allocated to cost of sales is not material.
Fair Value Measurements

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

The fair values of the Company's cash and cash equivalents, trade accounts receivable, prepaid expenses, and other current assets, short-term borrowings, trade accounts payable, accrued payroll, accrued expenses, income taxes payable and VAT payable approximate the carrying values due to the relatively short maturities of these instruments. The fair values of the Company's long-term liabilities, other than contingent consideration, recalculated using current interest rates, would not significantly differ from the recorded amounts. The fair value of the contingent consideration related to acquisitions and of the Company's derivatives are measured and recorded at fair value on a recurring basis. Changes in fair value resulting from either accretion or changes in discount rates or in the expectations of achieving the performance targets are recorded in SG&A. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other current liabilities, respectively, in the consolidated balance sheets.
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

The tables below summarize the Company's financial liabilities and assets that are measured on a recurring basis at fair value:

	Fair Value at December 31, 2013	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets (Liabilities) at fair value
Nonqualified deferred compensation asset	$4,410	$4,410
Nonqualified deferred compensation liability	$(4,410)	$(4,410)
Designated derivatives liability	$(550)		$(550)
Contingent consideration for acquisition of business	$(48,000)	$—	$—	$(48,000)

	Fair Value at December 31, 2012	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets (Liabilities) at fair value
Nonqualified deferred compensation asset	$3,653	$3,653	$—	$—
Nonqualified deferred compensation liability	$(3,653)	$(3,653)	$—	$—
Non-designated derivatives asset	$839	$—	$839	$—
Non-designated derivatives liability	$(336)	$—	$(336)	$—
Contingent consideration for acquisition of business	$(71,500)	$—	$—	$(71,500)
The Level 2 inputs consist of forward spot rates at the end of the reporting period (see Note 9).
The fair value of the contingent consideration is based on subjective assumptions. It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material. The estimated fair value of the contingent consideration attributable to our Sanuk brand acquisition is based on the Sanuk brand's estimated future gross profits, using a probability weighted average sales forecast to determine a best estimate of gross profits. Estimated contingent consideration payments of approximately $46,200 are included within other accrued expenses and long-term liabilities in the consolidated balance sheet as of December 31, 2013. The estimated sales forecasts include a compound annual growth rate (CAGR) of 22.0% from fiscal year 2013 through fiscal year 2015. The gross profit forecasts for fiscal years 2013 through 2015 range from approximately $52,000 to $80,000, which are then used to apply the contingent consideration percentages in accordance with the applicable agreement (see Note 7). The total estimated contingent consideration is then

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

discounted to the present value with a discount rate of 7.0%. The Company's use of different estimates and assumptions could produce different estimates of the value of the contingent consideration. For example, a 5.0% change in the estimated CAGR would change the total liability balance at December 31, 2013 by approximately $5,000.
In connection with the Company's acquisition of the Hoka brand, the purchase price includes contingent consideration which is based on the Hoka brand's estimated net sales for each year from 2013 through 2017, with a total maximum payout of $2,000. The Company uses a probability weighted average sales forecast to determine a best estimate. Estimated contingent consideration payments of approximately $1,800 are included within other accrued expenses and long-term liabilities in the consolidated balance sheet as of December 31, 2013. The Company's use of different estimates and assumptions would not have a material impact to the value of the contingent consideration.
Refer to Note 7 for further information on the contingent consideration arrangements.
The following table presents a reconciliation of the approximate beginning and ending amounts related to the fair value for contingent consideration for acquisition of business, categorized as Level 3:

Beginning balance, January 1, 2012	$91,600
Payments	(30,000)
Hoka acquisition contingent consideration	1,100
Change in fair value	8,800
Balance, December 31, 2012	$71,500
Payments	(25,400)
Change in fair value	1,900
Balance, December 31, 2013	$48,000
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
Nonqualified Deferred Compensation
In 2010, the Company established a nonqualified deferred compensation program (referred to as the Plan). The Plan permits a select group of management employees, designated by the Plan Committee, to defer earnings to a future date on a nonqualified basis. For each plan year, on behalf of the Company, the Board may, but is not required to, contribute any amount it desires to any participant under the Plan. The Company's contribution will be determined by the Board annually in the fourth quarter. No such contribution has been approved as of December 31, 2013. All amounts deferred under this plan are presented in long-term liabilities in the consolidated balance sheets. The value of the deferred compensation is recognized based on the fair value of the participants' accounts. The Company has established a rabbi trust as a reserve for the benefits payable under the Plan.
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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

Research and Development Costs
All research and development costs are expensed as incurred. Such costs amounted to $19,257, $15,617 and $14,160 in 2013, 2012 and 2011, respectively, and are included in SG&A in the consolidated statements of comprehensive income.
Advertising, Marketing, and Promotion Costs
Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing, and promotion are expensed as incurred. These expenses charged to operations for the years ended 2013, 2012 and 2011 were $86,510, $78,528 and $57,259, respectively. Included in prepaid and other current assets at December 31, 2013 and 2012 were $212 and $119, respectively, related to prepaid advertising, marketing, and promotion expenses for programs to take place after December 31, 2013 and 2012, respectively.
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
Net Income per Share Attributable to Deckers Outdoor Corporation Common Stockholders
Basic net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the years ended December 31, 2013, 2012 and 2011, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of nonvested stock units (NSUs), restricted stock units (RSUs), stock appreciation rights (SARs), and options to purchase common stock. The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted-average shares used in basic computation	34,473,000	36,879,000	38,605,000
Dilutive effect of stock-based awards*	356,000	455,000	660,000
Weighted-average shares used for diluted computation	34,829,000	37,334,000	39,265,000

*Excluded NSUs as of December 31, 2013, 2012, and 2011	—	200,000	—
*Excluded RSUs as of December 31, 2013, 2012, and 2011	795,000	671,000	319,000
*Excluded SARs as of December 31, 2013, 2012, and 2011	525,000	525,000	525,000
The share-based awards that were excluded from the dilutive effect were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance through December 31, 2013, 2012 and 2011,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

respectively. As of December 31, 2013, the excluded RSUs include the maximum amount of the Level III, 2012 and 2013 Long-Term Incentive Plan (LTIP) Awards. As of December 31, 2012, the excluded RSUs included the maximum amount of the Level III and 2012 LTIP Awards (see Note 5).
Foreign Currency Translation
The Company considers the US dollar as its functional currency. The Company has certain wholly-owned foreign subsidiaries with functional currencies other than the US dollar. Certain of the Company's foreign subsidiaries' local currency is their designated functional currency. The Company holds a portion of its cash and other monetary assets and liabilities in currencies other than its subsidiary's functional currency, and is exposed to financial statement transaction gains and losses as a result of remeasuring the operating results and financial positions into their functional currency. The Company remeasures these monetary assets and liabilities using the exchange rate as of the end of the reporting period, which results in gains and losses that are included in SG&A in the results of operations as incurred, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income.
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
Certain of the Company's foreign currency forward contracts are designated cash flow hedges of forecasted intercompany sales and are subject to foreign currency exposures. These contracts allow the Company to sell Euros, British Pounds and Yen in exchange for US dollars at specified contract rates. Forward contracts are used to hedge forecasted intercompany sales over specific quarters. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive (loss) income within stockholders' equity, and are recognized in the consolidated statements of comprehensive income during the period which approximates the time the corresponding third-party sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain intercompany balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in SG&A in the consolidated statements of comprehensive income. The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in SG&A. See Note 9 for the impact of derivative instruments and hedging activities on the Company's consolidated financial statements.
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
Comprehensive Income
Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net income, foreign currency translation adjustments, and unrealized gains and losses on cash flow hedges, the Company does not have any transactions and other economic events that qualify as comprehensive income.
Business Segment Reporting
Management of the Company has determined its reportable segments are its strategic business units and it is by these segments that information is reported to the Chief Operating Decision Maker (CODM). The six reportable segments are the UGG, Teva, Sanuk and other brands wholesale divisions, the E-Commerce business, and the retail store business. The CODM is the Principal Executive Officer. The Company performs an annual analysis of the appropriateness of its reportable segments. Information related to the Company's business segments is summarized in Note 8.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include $154,105 and $52,650 of money market funds at December 31, 2013 and 2012, respectively.
Retirement Plan
The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate in through tax-deferred contributions. The Company matches 50% of each eligible participant's tax-deferred contributions on up to 6% of eligible compensation on a per payroll period basis, with a true-up contribution if such eligible participant is employed by the Company on the last day of the calendar year. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. Domestic 401(k) matching contributions totaled $1,386, $1,066 and $1,710 during 2013, 2012 and 2011, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. However, the Company did not make any profit sharing contributions for the years ended December 31, 2013, 2012 or 2011.
Recent Accounting Pronouncements
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
(2) Property and Equipment
Property and equipment is summarized as follows:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

	December 31,
	2013	2012
Land	$19,954	$19,954
Machinery and equipment	84,941	67,582
Furniture and fixtures	25,961	22,280
Leasehold improvements	142,683	85,134
	273,539	194,950
Less accumulated depreciation and amortization	99,473	69,580
Net property and equipment	$174,066	$125,370
(3) Notes Payable and Long-Term Debt
In August 2011, the Company entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association as syndication agents, and the lenders party thereto. In August 2012, the Company amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility that contains a $75,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans and matures on August 30, 2017. Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Amended and Restated Credit Agreement by up to an additional $100,000. None of the lenders under the Amended and Restated Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments. At the Company's option, revolving loans issued under the Amended and Restated Credit Agreement will bear interest at either the adjusted London Interbank Offered Rate (LIBOR) for 30 days (0.17% at December 31, 2013) plus 1.75% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.75% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.50% per annum and adjusted LIBOR plus 2.25% per annum (or between the alternate base rate plus 0.50% per annum and the alternate base rate plus 1.25% per annum), based upon the Company's total adjusted leverage ratio at such time. In addition, the Company will initially be required to pay fees of 0.25% per annum on the daily unused amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.20% and 0.35% per annum, based upon the Company's total adjusted leverage ratio.
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
The Amended and Restated Credit Agreement contains financial covenants which include: the asset coverage ratio must be greater than 1.10 to 1.00; the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations. The Amended and Restated Credit Agreement contains certain other covenants which include: the maximum additional secured debt related to a capital asset may not exceed $65,000 per year, excluding $75,000 for the Company's new corporate headquarters, the maximum additional unsecured debt may not exceed $200,000; the maximum secured debt not related to a capital asset may not exceed $5,000, a judgment may not exceed $10,000; maximum ERISA event of $10,000 in one year, $20,000 in all years; the Company may not have a change of control (as defined in the Amended and Restated Credit Agreement); acquisitions may not exceed $100,000, if the total adjusted leverage ratio does not exceed 2.75 to 1.00 and the Company must have a minimum amount of cash plus unused credit of $75,000. There is no restriction on dividends or share repurchases if the minimum amount of cash and unused credit is $150,000 for the quarters ending March 31, June 30 and December 31 and $75,000 for the quarter ending September 30 and the total adjusted leverage ratio does not exceed 2.75 to 1.00.
In June 2013, the Company amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants including an increase in the maximum amount permitted to be spent on the headquarters building from $75,000 to $80,000 and revised the terms of the total adjusted leverage ratio to not exceed 3.25 to 1.00 for the quarter ending September 30, from 2.75 to 1.00.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

In August 2013, Deckers (Beijing) Trading Co., LTD, a fully owned subsidiary, entered into a credit facility in China (China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY 60,000, or approximately $10,000, in the quarters ending September 30 and December 31 and CNY 20,000, or approximately $3,300, in the quarters ending March 31 and June 30.  Interest is based on the People’s Bank of China rate, which was 6.0% at December 31, 2013.  The China Credit Facility is on demand and subject to annual review and renewal.  The obligations under the China Credit Agreement are guaranteed by the Company for 110% of the facility amount in USD. In December 2013, the China Credit Facility was amended to provide for the uncommitted revolving line of credit of up to CNY 60,000 to be extended to the entire year. At December 31, 2013, the Company had approximately $10,000 of outstanding borrowings under the China Credit Facility.
At December 31, 2013, the Company had no outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of approximately $200. As a result, the unused balance under the Amended and Restated Credit Agreement was approximately $399,800 at December 31, 2013. After applying the asset coverage ratio and adjusted leverage ratio, the amount available to borrow at December 31, 2013 was approximately $251,800. In 2012 the Company incurred approximately $1,800 of deferred financing costs which are included in prepaid expenses and are amortized over the term of the Amended and Restated Credit Agreement using the straight-line method.
(4) Income Taxes
Components of income tax expense (benefit) are as follows:

	Federal	State	Foreign	Total
2013:
Current	$51,058	$6,252	$6,650	$63,960
Deferred	(2,580)	(209)	(1,303)	(4,092)
	$48,478	$6,043	$5,347	$59,868
2012:
Current	$50,911	$6,482	$3,368	$60,761
Deferred	(6,083)	414	12	(5,657)
	$44,828	$6,896	$3,380	$55,104
2011:
Current	$63,758	$12,226	$7,487	$83,471
Deferred	1,003	(1,067)	(3)	(67)
	$64,761	$11,159	$7,484	$83,404
Foreign income before income taxes was $60,851, $51,409 and $108,738 during the years ended December 31, 2013, 2012 and 2011, respectively.
Actual income taxes differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years Ended December 31,
	2013	2012	2011
Computed expected income taxes	$71,945	$64,282	$99,842
State income taxes, net of federal income tax benefit	4,435	3,562	6,912
Foreign rate differential	(16,399)	(12,908)	(24,783)
Other	(113)	168	1,433
	$59,868	$55,104	$83,404
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

	2013	2012
Deferred tax assets (liabilities), current:
Uniform capitalization adjustment to inventory	$5,492	$6,870
Bad debt and other reserves	10,655	11,582
State taxes	508	799
Prepaid expenses	(2,193)	(1,961)
Accrued bonus	5,071	—
Foreign currency hedge	348	—
Total deferred tax assets, current	19,881	17,290
Deferred tax assets (liabilities), noncurrent:
Amortization and impairment of intangible assets	4,603	5,312
Depreciation of property and equipment	(6,034)	(8,524)
Share-based compensation	11,226	11,906
Foreign currency translation	667	244
Deferred rent	4,028	3,247
Acquisition costs	755	834
Other	—	111
Net operating loss carryforwards	506	242
Total deferred tax assets, noncurrent	15,751	13,372
Net deferred tax assets	$35,632	$30,662
In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $94,000. The deferred tax assets are primarily related to the Company's domestic operations. The change in net deferred tax assets between December 31, 2013 and December 31, 2012 includes approximately $500 attributable to OCI and approximately $400 attributable to goodwill. Domestic taxable income for the years ended December 31, 2013 and 2012 was $151,204 and $141,660, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance was recorded in 2013 or 2012.
As of December 31, 2013, withholding and US taxes have not been provided on approximately $271,000 of unremitted earnings of non-US subsidiaries because the earnings are expected to be reinvested outside of the US indefinitely. Repatriation of all foreign earnings would result in approximately $80,000 of US income tax. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. As of December 31, 2013, the Company had approximately $95,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. If the Company were to repatriate foreign cash, the Company would record the US tax liability net of any foreign income taxes previously paid on this cash. The Company has no plans to repatriate any of its foreign cash. For the full year 2013, the Company generated approximately 11.0% of its pre-tax earnings from a country which does not impose a corporate income tax.
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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

Balance at January 1, 2012	$3,271
Gross decrease related to prior years' tax positions	—
Settlements	(3,271)
Balance at December 31, 2012	$—
Gross change related to current and prior years' tax positions	—
Balance at December 31, 2013	$—
As of December 31, 2013 and 2012, interest of $360 and $452, respectively, was accrued in the consolidated balance sheets resulting from outstanding state liabilities as a result of resolved Federal examinations.
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
The Company grants NSUs annually to key personnel. The NSUs granted entitle the employee recipients to receive shares of common stock in the Company upon vesting of the NSUs. The vesting of most NSUs is subject to achievement of certain performance targets, with the remaining NSUs subject only to time restrictions. For NSUs granted prior to 2011, these awards vest in quarterly increments between the third and fourth anniversary of the grant. For the majority of NSUs granted in 2011 and after, if the performance goals are achieved, these awards vest in equal one-third installments at the end of each of the three years after the performance goals are achieved. For NSUs granted in 2012, the performance target was not met and, therefore, the awards will not vest.
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
In June 2011, the Board of Directors of the Company adopted a long-term incentive award under its 2006 Equity Incentive Plan (Level III Awards). The shares under these awards will be available for issuance to current and future members of the Company's management team, including the Company's named executive officers. Each recipient will receive a specified maximum number of RSUs, each of which will represent the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The awards will vest on December 31, 2014 only if the Company meets certain revenue targets ranging between $1,850,000 and $2,500,000 and certain diluted earnings per share targets ranging between $7.00 and $9.60 for the year ended December 31, 2014. No vesting of any Level III Award will

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

occur if either of the threshold performance criteria is not met for the year ending December 31, 2014. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this program, the Company granted a maximum amount of 275,000 RSUs during the year ended December 31, 2011. The grant date fair value of these RSUs was $82.09 per share. As of December 31, 2013, 2012 and 2011, the Company did not believe that the achievement of the performance objectives for the Level III Awards was probable, and therefore the Company did not recognize compensation expense for these awards. If the performance objectives become probable, the Company will then begin recording an expense for the Level III Awards and would recognize a cumulative catch-up adjustment in the period they become probable. As of December 31, 2013, the cumulative amount would be approximately $14,000 based on the maximum number of units if the performance objectives were probable.
In May 2012, the Board of Directors of the Company adopted a long-term incentive award under its 2006 Equity Incentive Plan (2012 LTIP Awards). The shares under these awards will be available for issuance to current and future members of the Company's management team, including the Company's named executive officers. Each recipient will receive a specified maximum number of RSUs, each of which will represent the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The awards will vest on December 31, 2015 only if the Company meets certain revenue targets ranging between $2,200,000 and $2,900,000 and certain diluted earnings per share targets ranging between $7.00 and $10.50 for the year ended December 31, 2015. No vesting of any 2012 LTIP Awards will occur if either of the threshold performance criteria is not met for the year ending December 31, 2015. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this program, the Company granted awards that contain a maximum amount of 352,000 RSUs during the year ended December 31, 2012. The grant date fair value of these RSUs was $56.12 per share. As of December 31, 2013 and 2012, the Company did not believe that the achievement of the performance objectives of these awards was probable, and therefore the Company did not recognize compensation expense for these awards. If the performance objectives become probable, the Company will then begin recording an expense for the 2012 LTIP Awards and would recognize a cumulative catch-up adjustment in the period they become probable. As of December 31, 2013, the cumulative amount would be approximately $8,000 based on the maximum number of units if the performance objectives were probable.
In December 2013, the Board of Directors of the Company adopted a long-term incentive award under its 2006 Equity Incentive Plan (2013 LTIP Awards). The shares under these awards will be available for issuance to current and future members of the Company's management team, including the Company's named executive officers. Each recipient will receive a specified maximum number of RSUs, each of which will represent the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The recipients of these awards are divided into two participant groups, revenue generating and non-revenue generating. The awards for the non-revenue generating participants will vest on March 31, 2016 only if the Company meets certain revenue targets ranging between $2,290,000 and $2,558,000 and certain EBITDA targets ranging between $372,000 and $415,000 for the fiscal year ending March 31, 2016. The awards for the revenue generating participants will vest on March 31, 2016 only if the Company achieves EBITDA of $350,000 and the respective revenue by brand and channel managed by each participant meets certain revenue targets that are tailored to each brand and channel for the fiscal year ending March 31, 2016. No vesting of any 2013 LTIP Awards will occur if either of the threshold performance criteria is not met for the year ending March 31, 2016. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this new program, the Company granted awards that contain a maximum amount of 156,000 RSUs during the year ended December 31, 2013. The grant date fair value of these RSUs was $84.52 per share. As of December 31, 2013, as a result of the Company's current long-range forecast, the Company believed that the achievement of at least the threshold performance objectives of these awards was probable, and therefore the Company recognized compensation expense accordingly. The amount recognized was immaterial to the Company's consolidated financial statements.
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
In June 2012, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. As of December 31, 2013 and 2012, the Company had repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66, leaving the remaining approved amount at $79,300.
On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.
The table below summarizes stock compensation amounts recognized in the consolidated statements of comprehensive income:

	Year Ended December 31,
	2013	2012	2011
Compensation expense recorded for:
NSUs	$10,545	$11,849	$11,719
SARs	1,302	1,501	1,813
RSUs	287	231	305
Directors' shares	1,002	1,080	966
Total compensation expense	13,136	14,661	14,803
Income tax benefit recognized	(4,950)	(5,573)	(5,788)
Net compensation expense	$8,186	$9,088	$9,015
The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards that are considered probable of vesting as of December 31, 2013, and the weighted-average period over which the cost is expected to be recognized as of December 31, 2013:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$12,427	1.8
SARs	3,582	2.2
RSUs	4,859	2.2
Total	$20,868
The unrecognized compensation cost excludes a maximum of $19,825 and $18,445 of compensation cost on the Level III Awards and 2012 LTIP Awards, respectively, as achievement of the performance conditions are not considered probable.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

Nonvested Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	798,000	$35.61
Granted	199,000	87.50
Vested	(263,000)	40.31
Forfeited	(57,000)	46.61
Nonvested at December 31, 2011	677,000	$48.14
Granted	209,000	63.18
Vested	(297,000)	35.90
Forfeited	(18,000)	63.68
Cancelled*	(200,000)	62.17
Nonvested at December 31, 2012	371,000	$58.51
Granted	304,000	57.30
Vested	(315,000)	53.19
Forfeited	(20,000)	61.08
Nonvested at December 31, 2013	340,000	$62.23
_______________________________________________________________________________

*     Nonvested Stock Units cancelled during the period represent awards granted whose performance criteria were not met.
Stock Appreciation Rights Issued Under the 2006 Plan

	Number of SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,125,000	$26.73	8.7	$59,636
Granted	—	—
Exercised	(365,000)	26.73
Forfeited	—	—
Outstanding at December 31, 2011	760,000	$26.73	8.8	$37,118
Granted	—	—
Exercised	(15,000)	26.73
Forfeited	—	—
Outstanding at December 31, 2012	745,000	$26.73	7.9	$10,087
Granted	—	—
Exercised	(15,000)	26.73
Forfeited	—	—
Outstanding at December 31, 2013	730,000	$26.73	6.9	$42,143
Exercisable at December 31, 2013	205,000	$26.73	3.4	$11,835
Expected to vest and exercisable at December 31, 2013	694,817	$26.73	6.9	$40,112

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

The maximum contractual term is 10 and 15 years from the date of grant for those SARs with final vesting dates of December 31, 2011 and December 31, 2016, respectively. The number of SARs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. The difference between the amount outstanding and the amount expected to vest and exercisable at December 31, 2013 was estimated forfeitures for estimated failure to meet the long-term service conditions. On February 29, 2012, 120,000 SARs that vested on December 31, 2011 became exercisable.
Restricted Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	85,000	$26.73
Granted	275,000	82.09
Vested	(16,000)	26.73
Forfeited	(25,000)	82.09
Nonvested at December 31, 2011	319,000	$70.15
Granted	352,000	56.12
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2012	671,000	$62.80
Granted	156,000	84.52
Vested	—	—
Forfeited	(32,000)	63.69
Nonvested at December 31, 2013	795,000	$67.03
The amounts granted in 2011, 2012 and 2013 are the maximum amount under the Level III Awards, 2012 LTIP Awards and 2013 LTIP Awards, respectively.
(6) Accumulated Other Comprehensive Loss
Accumulated balances of the components within accumulated other comprehensive loss are as follows:

	December 31,
	2013	2012
Cumulative foreign currency translation adjustment	$(2,157)	$(1,400)
Unrealized loss on foreign currency hedging, net of tax	(486)	—
Accumulated other comprehensive loss	$(2,643)	$(1,400)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

(7) Commitments and Contingencies
The Company leases office, distribution, retail facilities, and automobiles, under operating lease agreements, which expire through 2028. Some of the leases contain renewal options for approximately one to fifteen years. Future minimum commitments under the lease agreements are as follows:

Year ending December 31:
2014	$46,060
2015	45,194
2016	42,436
2017	39,129
2018	33,218
Thereafter	116,593
$322,630
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

	Years Ended December 31,
	2013	2012	2011
Minimum rentals	$47,871	$37,270	$26,645
Contingent rentals	12,318	9,366	6,085
	$60,189	$46,636	$32,730
Purchase Obligations.    The Company had $238,947 of outstanding purchase orders with its manufacturers as of December 31, 2013. In addition, the Company entered into agreements for the build out of new retail stores, promotional activities and other services. Future commitments under these purchase orders and other agreements for the year ending December 31, 2014 total $245,168. Included in the 2014 amount are remaining commitments, net of deposits, that are also unconditional purchase obligations relating to sheepskin contracts. The Company enters into contracts requiring minimum purchase commitments of sheepskin that Deckers' affiliates, manufacturers, factories, and other agents (each or collectively, a Buyer) must make on or before a specified target date. Under certain contracts, the Company may pay an advance deposit that shall be repaid to the Company as Buyers purchase goods under the terms of these agreements. Included in other current assets on the consolidated balance sheets is approximately $67,000 and $39,000 of advance deposits as of December 31, 2013 and 2012, respectively. In the event that a Buyer does not purchase certain minimum commitments on or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled. These agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments by the target dates, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts, and the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyers purchase the remaining minimum commitments. The contracts do not permit net settlement. Minimum commitments for these contracts as of December 31, 2013 were as follows:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
October 2011	September 2014	$50,000	$286,000	$38,273	$13,034
October 2012	September 2013	—	$83,000	—	$3,265
April 2013	September 2014	$28,931	$42,800	$28,931	$13,869
September 2013	September 2014	—	$50,730	—	$39,958

Subsequent to December 31, 2013 the Company entered into an amendment to the sheepskin contract effective April 2013 for an additional commitment of $21,400. The Company also entered into two new contracts with a final target date of September 30, 2014. One of these contracts requires a minimum purchase commitment of sheepskin of $8,550 and the other contract requires a minimum purchase commitment of UGGpure of $27,600. In the event that the minimum commitment has not been reached by September 30, 2014 the Company will advance funds to cover the remaining commitment under the contract, with such advanced amounts to be refunded upon the future purchase of the minimum purchase commitment by a Buyer.
        Indemnification and Legal Contingencies.    The Company is currently involved in various legal claims arising from the ordinary course of business. Management does not believe that the disposition of these matters will have a material effect on the Company's financial position or results of operations. In addition, the Company has agreed to indemnify certain of its licensees, distributors, and promotional partners in connection with claims related to the use of the Company's intellectual property. The terms of such agreements range up to 5 years initially and generally do not provide for a limitation on the maximum potential future payments. Management believes the likelihood of any payments is remote and would be immaterial. The Company determined the risk was low based on a prior history of insignificant claims. The Company is not currently involved in any indemnification matters in regards to its intellectual property.
Contingent Consideration.    In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments. As of December 31, 2013, the remaining contingent consideration payments, which have no maximum, are as follows:

•	36.0% of the Sanuk brand gross profit in 2013, which was approximately $18,600, and

•	40.0% of the Sanuk brand gross profit in 2015.
As of December 31, 2013 and 2012, contingent consideration for the acquisition of the Sanuk brand of approximately $46,200 and $70,400, respectively, are included within other accrued expenses (approximately $18,600 and $25,400 at December 31, 2013 and 2012, respectively) and long-term liabilities (approximately $27,600 and $45,000 at December 31, 2013 and 2012, respectively) in the consolidated balance sheets.
In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000. Based on current projections as of December 31, 2013, contingent consideration for the acquisition of the Hoka brand of approximately $1,800 is included within other accrued expenses and long-term liabilities in the consolidated balance sheets.
(8) Business Segments, Concentration of Business, and Credit Risk and Significant Customers
The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies (see Note 1), except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments. The Company evaluates segment performance primarily based on net sales and income or loss from operations. The Company's reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and its other brands, its E-Commerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The E-Commerce and retail store segments are managed separately because they are Direct-to-

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

Consumer sales, while the brand segments are wholesale sales. The income or loss from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs include the following: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others. Beginning January 1, 2013, all gross profit derived from the sales to third parties of the E-Commerce and retail stores segments is reported in income from operations of the E-Commerce and retail stores segments, respectively.  In prior periods, the gross profit derived from the sales to third parties of the E-Commerce and retail stores segments was separated into two components: (i) the wholesale profit was included in the related operating income or loss of each wholesale segment, and represented the difference between the Company’s cost and the Company’s wholesale selling price, and (ii) the retail profit was included in the operating income of the E-Commerce and retail stores segments, and represented the difference between the Company’s wholesale selling price and the Company’s retail selling price. Each of the wholesale segments charged the E-Commerce and retail segments the same price that they charged third party retail customers, with the resulting profit from inter-segment sales included in income (loss) from operations of each respective wholesale segment. Inter-segment sales and cost of sales are eliminated upon consolidation.  These changes in segment reporting only changed the presentation within the table below and did not impact th e Company’s consolidated financial statements for any periods. The Company believes that these changes better align with how management views the business, which is that sales of the E-Commerce and retail stores segments each generate a cash flow of their own and the wholesale segments are not active in generating those cash flows.  The segment information for the years ended December 31, 2012 and 2011 have been adjusted retrospectively to conform to the current period presentation.
The Company's other brands include Simple®, TSUBO®, Ahnu®, MOZO®, and Hoka. The Company ceased distribution of the Simple brand effective December 31, 2011. The results of operations for Hoka are included in the other brands segments beginning from the acquisition date of September 27, 2012. The wholesale operations of the Company's other brands are included as one reportable segment, other wholesale, presented in the figures below. The Sanuk brand operations are included in the Company's segment reporting effective upon the acquisition date of July 1, 2011. Business segment information is summarized as follows:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales to external customers:
UGG wholesale	$818,377	$819,256	$915,203
Teva wholesale	109,334	108,591	118,742
Sanuk wholesale	94,420	89,804	26,039
Other brands wholesale	38,276	20,194	21,801
E-Commerce	169,534	130,592	106,498
Retail stores	326,677	245,961	189,000
	$1,556,618	$1,414,398	$1,377,283
Income (loss) from operations:
UGG wholesale	$224,736	$206,039	$339,665
Teva wholesale	9,165	9,228	19,265
Sanuk wholesale	20,591	14,398	798
Other brands wholesale	(9,807)	(4,523)	(9,993)
E-Commerce	66,819	56,190	47,244
Retail stores	65,716	63,306	58,552
Unallocated overhead	(169,323)	(157,690)	(170,693)
	$207,897	$186,948	$284,838
Depreciation and amortization:
UGG wholesale	$641	$622	$4,375
Teva wholesale	641	515	587
Sanuk wholesale	7,761	8,838	5,125
Other brands wholesale	507	1,622	533
E-Commerce	744	839	540
Retail stores	21,117	12,073	6,082
Unallocated overhead	9,959	8,911	8,185
	$41,370	$33,420	$25,427
Capital expenditures:
UGG wholesale	$313	$314	$706
Teva wholesale	63	326	305
Sanuk wholesale	91	448	1,778
Other brands wholesale	477	197	198
E-Commerce	676	347	1,419
Retail stores	34,993	34,004	22,297
Unallocated overhead	43,217	25,966	29,083
	$79,830	$61,602	$55,786
Total assets from reportable segments:
UGG wholesale	$314,122	$377,997	$347,213
Teva wholesale	54,868	59,641	61,893
Sanuk wholesale	208,669	209,861	217,936
Other brands wholesale	34,315	29,446	10,690
E-Commerce	7,331	5,058	5,964
Retail stores	182,491	134,804	80,514
	$801,796	$816,807	$724,210

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

Inter-segment sales from the Company’s wholesale segments to the Company’s E-Commerce and retail stores segments are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.  Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to the E-Commerce and retail stores segments.The assets allocable to each segment generally include accounts receivable, inventory, fixed assets, intangible assets, and certain other assets that are specifically identifiable with one of the Company's segments. Unallocated assets are the assets not specifically related to the segments and include cash and cash equivalents, deferred tax assets, and various other assets shared by the Company's segments. Reconciliations of total assets from reportable segments to the consolidated balance sheets are as follows:

	December 31,
	2013	2012
Total assets from reportable segments	$801,796	$816,807
Unallocated cash and cash equivalents	237,125	110,247
Unallocated deferred tax assets	35,632	30,662
Other unallocated corporate assets	185,176	110,348
Consolidated total assets	$1,259,729	$1,068,064
The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	December 31,
	2013	2012
US	$136,726	$89,423
All other countries*	37,340	35,947
Total	$174,066	$125,370

* No other country's long-lived assets comprised more than 10% of total long-lived assets as of December 31, 2013 and 2012.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions. International sales were 33.0%, 31.2% and 31.4%, of the Company's total net sales for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013 and 2012, no single foreign country comprised more than 10% of total sales.
Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. No single customer accounted for more than 10% of net sales in the years ended December 31, 2013 and 2012. As of December 31, 2013 and 2012 the Company had one customer representing 19.7% and 18.8% of net trade accounts receivable, respectively. At December 31, 2013 the Company had a second customer representing 11.4% of net trade accounts receivable.
The Company's production is concentrated at a limited number of independent contractor factories. Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia, Europe and the US. The source for other materials used by the Company is concentrated in Australia and China. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company's control. Further, the price of sheepskin is impacted by demand, industry, and competitors.
A portion of the Company's cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. As of December 31, 2013, the Company had experienced no loss or lack of access to cash in its operating accounts.
The remainder of the Company's cash equivalents is invested in interest bearing funds managed by third party investment management institutions. These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets. As of December 31, 2013, the Company had experienced no loss or lack of access to its invested cash and cash equivalents.
The Company's cash and cash equivalents are as follows:

	December 31,
	2013	2012
Money market fund accounts	$154,105	$52,650
Cash	83,020	57,597
Total cash and cash equivalents	$237,125	$110,247

(9) Foreign Currency Exchange Contracts and Hedging
As of December 31, 2013, the Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $77,000. These contracts were held by four counterparties and were expected to mature over the next 12 months. At December 31, 2012, the Company had non-designated derivative contracts with notional amounts totaling approximately $19,000, which were comprised of offsetting contracts with the same counterparty and expired in March 2013.
The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives. During the year ended December 31, 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2013. The effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2013, the total amount in accumulated other comprehensive loss (see Note 6) was expected to be reclassified into income within the next 15 months.
As of December 31, 2013, the Company had no outstanding non-designated hedges.
The following tables summarize the effect of derivative instruments on the consolidated financial statements:

For the Year Ended December 31,	Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain (Loss) from Amount Excluded from Effectiveness Testing
2013	Foreign Exchange Contracts	$(779)	Net Sales	$17	SG&A	$(11)
2012	Foreign Exchange Contracts	$(1,191)	Net Sales	$617	SG&A	$26

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

For the Year Ended December 31,	Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2013	Foreign Exchange Contracts	SG&A	$728
2012	Foreign Exchange Contracts	SG&A	$1,030
(10) Goodwill and Other Intangible Assets
Most of the Company's goodwill is related to the Sanuk reportable segment, with the remaining related to the UGG and other brands reportable segments. The Company's goodwill and other intangible assets are summarized as follows:

	Gross Carrying Amount		Weighted- Average Amortization Period	Accumulated Amortization	Net Carrying Amount
As of December 31, 2013
Intangibles subject to amortization	$101,963		14 years	$24,140	$77,823
Intangibles not subject to amortization:
Goodwill					128,725
Trademarks					15,455
Total goodwill and other intangible assets					$222,003
As of December 31, 2012
Intangibles subject to amortization	$96,674	*	14 years	$16,164	$80,510	*
Intangibles not subject to amortization:
Goodwill					128,725	*
Trademarks					15,455
Total goodwill and other intangible assets					$224,690
Changes in the Company's goodwill are summarized as follows:

	Goodwill, Gross		Accumulated Impairment	Goodwill, Net
Balance at January 1, 2012	$135,876		$(15,831)	$120,045
Additions through acquisitions	8,680	*	—	8,680	*
Impairment loss	—		—	—
Balance at December 31, 2012	$144,556	*	$(15,831)	$128,725	*
Additions through acquisitions	—		—	—
Impairment loss	—		—	—
Balance at December 31, 2013	$144,556		$(15,831)	$128,725
The additions to goodwill through acquisitions were attributable to the other brands reportable segments (see Note 8).
As of December 31, 2013 and 2012, the Company performed its annual impairment tests and evaluated its UGG and other brands' goodwill. As of October 31, 2013 and 2012, the Company performed its annual impairment tests and evaluated its Teva trademarks and Sanuk goodwill. Based on the carrying amounts of the UGG, Teva, Sanuk, and other brands' goodwill, trademarks, and net assets, the brands' 2013 and 2012 sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, the Company concluded that the carrying amounts of the UGG, Sanuk and other brands' goodwill, as well as the Teva trademarks, were not impaired. The Sanuk brand goodwill was evaluated based on qualitative

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

analyses as of October 31, 2012 and based on Level 3 inputs as of October 31, 2013. As of December 31, 2013 and 2012, and as of October 31, 2013 and 2012, all goodwill other than the Sanuk brand goodwill and all other nonamortizable intangibles were evaluated based on qualitative analyses.
As of December 31, 2013 and 2012, total goodwill by segment is as follows:

	As of December 31,
	2013	2012
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	8,680	8,680	*
Total	$128,725	$128,725	*
*The above tables, as well as the Consolidated Balance Sheet at December 31, 2012, have been retrospectively adjusted to reflect adjustments to the purchase price allocation from our prior year acquisition. Goodwill was increased and other intangible assets were decreased by $2,458. The adjustments to amortization expense as a result of these changes was immaterial.
Aggregate amortization expense for amortizable intangible assets for the years ended December 31, 2013, 2012 and 2011, was $7,975, $9,312 and $9,599, respectively. The following table summarizes the expected amortization expense on existing intangible assets, excluding indefinite-lived intangible assets of $10,237, for the next five years:

Year ending December 31
2014	$7,524
2015	7,024
2016	5,789
2017	5,620
2018	5,620
Thereafter	36,009
$67,586
(11) Quarterly Summary of Information (Unaudited)
Summarized unaudited quarterly financial data are as follows:

	2013
	March 31	June 30	September 30	December 31
Net sales	$263,760	$170,085	$386,725	$736,048
Gross profit	123,559	69,832	166,892	376,200
Net income (loss) attributable to Deckers Outdoor Corporation	1,007	(29,275)	33,060	140,897
Net income (loss) per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$0.03	$(0.85)	$0.96	$4.08
Diluted	$0.03	$(0.85)	$0.95	$4.04

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

Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2013
Allowance for doubtful accounts(1)	$2,782	$125	$868	$2,039
Allowance for sales discounts(2)	3,836	46,989	47,285	3,540
Allowance for sales returns(3)	12,905	67,800	66,151	14,554
Chargeback allowance(4)	5,563	187	815	4,935
Year ended December 31, 2012
Allowance for doubtful accounts(1)	$1,719	$2,128	$1,065	$2,782
Allowance for sales discounts(2)	4,629	35,759	36,552	3,836
Allowance for sales returns(3)	11,313	53,165	51,573	12,905
Chargeback allowance(4)	4,031	5,879	4,347	5,563
Year ended December 31, 2011
Allowance for doubtful accounts(1)	$1,379	$642	$302	$1,719
Allowance for sales discounts(2)	5,819	36,254	37,444	4,629
Allowance for sales returns(3)	4,039	37,355	30,081	11,313
Chargeback allowance(4)	2,535	1,744	248	4,031
_______________________________________________________________________________

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable, with actual recoveries netted into additions. Deductions are the actual write offs of the receivables.

(2)
The additions to the allowance for sales discounts represent estimates of discounts to be taken by our customers based upon the amount of available outstanding terms discounts in the year-end aging. Deductions are the actual discounts taken by our customers.

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