Form 10-QT
period 2014-03-31
DECKERS OUTDOOR CORP
filed 2014-05-12
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark one)
☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
or
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2014 to March 31, 2014
Commission File Number: 000-22446
DECKERS OUTDOOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3015862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Coromar Drive, Goleta, California	93117
(Address of principal executive offices)	(zip code)

(805) 967-7611
(Registrant’s telephone number, including area code)
Former Fiscal Year: December 31
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014

Common Stock, $0.01 par value	34,624,470

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except par value)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$245,088	$237,125
Trade accounts receivable, net of allowances of $15,569 and $25,068 as of March 31, 2014 and December 31, 2013, respectively	106,199	184,013
Inventories	211,519	260,791
Prepaid expenses	12,067	14,980
Other current assets	27,118	112,514
Deferred tax assets	21,871	19,881
Total current assets	623,862	829,304
Property and equipment, net of accumulated depreciation of $103,090 and $99,473 as of March 31, 2014 and December 31, 2013, respectively	184,570	174,066
Goodwill	127,934	128,725
Other intangible assets, net of accumulated amortization of $26,026 and $24,140 as of March 31, 2014 and December 31, 2013, respectively	91,411	93,278
Deferred tax assets	17,062	15,751
Other assets	19,365	18,605
Total assets	$1,064,204	$1,259,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,702	$9,728
Trade accounts payable	76,139	151,037
Accrued payroll	22,927	35,725
Other accrued expenses	11,624	45,301
Income taxes payable	2,908	49,453
Value added tax (VAT) payable	1,915	29,274
Total current liabilities	122,215	320,518

Long-term liabilities	53,140	51,092

Commitments and contingencies (note 9)

Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 34,624 and 34,618 shares as of March 31, 2014 and December 31, 2013, respectively	346	346
Additional paid-in capital	146,731	143,916
Retained earnings	743,815	746,500
Accumulated other comprehensive loss	(2,043)	(2,643)
Total stockholders’ equity	888,849	888,119
Total liabilities and equity	$1,064,204	$1,259,729

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$294,716	$263,760
Cost of sales	150,456	140,201
Gross profit	144,260	123,559
Selling, general and administrative expenses	144,668	120,907
(Loss) income from operations	(408)	2,652
Other expense (income), net:
Interest income	(65)	(26)
Interest expense	516	339
Other, net	(117)	(171)
Total other expense	334	142
(Loss) income before income taxes	(742)	2,510
Income tax expense	1,943	1,503
Net (loss) income	(2,685)	1,007
Other comprehensive income (loss), net of tax:
Unrealized (loss) income on foreign currency hedging	(273)	1,530
Foreign currency translation adjustment	873	(674)
Total other comprehensive income	600	856
Comprehensive (loss) income	$(2,085)	$1,863

Net (loss) income per share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03
Weighted-average common shares outstanding:
Basic	34,621	34,404
Diluted	34,621	34,788

 See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,685)	$1,007
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,569	8,970
Change in fair value of contingent consideration	705	979
Recovery of doubtful accounts, net	(169)	(314)
Deferred tax provision	(2,736)	(167)
Stock compensation	2,865	2,404
Other	111	56
Changes in operating assets and liabilities:
Trade accounts receivable	77,983	80,751
Inventories	49,272	43,076
Prepaid expenses and other current assets	68,837	(7,413)
Income tax receivable	—	(4,799)
Other assets	(758)	44
Trade accounts payable	(74,898)	(72,295)
Contingent consideration	(2,974)	(6,458)
Accrued expenses	(33,666)	(9,169)
Income taxes payable	(46,545)	(21,735)
Long-term liabilities	1,998	830
Net cash provided by operating activities	47,909	15,767
Cash flows from investing activities:
Purchases of property and equipment	(17,603)	(12,104)
Purchases of intangible assets	(30)	—
Net cash used in investing activities	(17,633)	(12,104)
Cash flows from financing activities:
Cash paid for shares withheld for taxes	(3,752)	(1,804)
Excess tax benefits from stock compensation	—	270
Contingent consideration and deferred payments paid	(15,852)	(22,628)
Proceeds from issuance of short-term borrowing	—	10,000
Cash paid for repayment of short-term borrowings	(3,000)	(33,000)
Net cash used in financing activities	(22,604)	(47,162)

Effect of exchange rates on cash	291	(2,157)
Net change in cash and cash equivalents	7,963	(45,656)
Cash and cash equivalents at beginning of period	237,125	110,247
Cash and cash equivalents at end of period	$245,088	$64,591
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$48,040	$27,885
Interest	$187	$68
Non-cash investing activity:
Accruals for purchases of property and equipment	$4,265	$1,263
Accruals for asset retirement obligations	$19	$23
Non-cash financing activity:
Accruals for shares withheld for taxes	$—	$1,365

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2014 and 2013
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

In February 2014, our Board of Directors approved a change in the Company's fiscal year (FY) end from December 31 to March 31. The change is intended to better align our planning, financial and reporting functions with the seasonality of our business.

We sell our brands through our quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our E-Commerce business and our retail stores.  Independent third parties manufacture all of our products.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto.  For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014 (Annual Report).

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

The Company has elected to grant nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the employee recipients to receive shares of common stock in the Company upon vesting of the NSUs.  The vesting of most NSUs is subject to achievement of certain performance targets.  For the majority of NSUs granted in 2013, these awards will vest in equal one-third installments at the end of each of the three years after the performance goal was achieved.  During the three months ended March 31, 2014, the Company did not grant NSUs. On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  There was no stock repurchased during the three months ended March 31, 2014.  As of March 31, 2014, the Company had repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share, leaving the remaining approved amount at approximately $79,300.

Subsequent to March 31, 2014, the Company granted approximately 19,000 time-based equity awards under the 2006 Plan, at a weighted-average grant date fair value of $78.78 per share. These time-based equity awards have no Company performance targets and will vest in equal annual installments over a three year period. The vesting schedule for these awards was established to encourage officers and key employees to remain with our Company for the long-term. Future unrecognized compensation cost for these awards, excluding estimated forfeitures, is approximately $1,500.

(3)                    Accumulated Other Comprehensive Loss (AOCL)

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	March 31, 2014	December 31, 2013
Unrealized loss on foreign currency hedging, net of tax	$(759)	$(486)
Cumulative foreign currency translation adjustment, net of tax	(1,284)	(2,157)
Accumulated other comprehensive loss	$(2,043)	$(2,643)

(4)                    Net (Loss) Income per Share

Basic net (loss) income per share represents net (loss) income divided by the weighted-average number of common shares outstanding for the period.  Diluted net (loss) income per share represents net (loss) income divided by the weighted-average number of common shares outstanding, including the dilutive impact of potential issuances of common stock.  The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended March 31,
	2014	2013
Weighted-average shares used in basic computation	34,621,000	34,404,000
Dilutive effect of stock-based awards*	—	384,000
Weighted-average shares used for diluted computation	34,621,000	34,788,000

*Excluded NSUs	331,000	108,000
*Excluded restricted stock units (RSUs)	729,000	671,000
*Excluded outside director restricted stock awards (RSAs)	6,000	—
*Excluded stock appreciation rights (SARs)	730,000	525,000

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

* For the three months ended March 31, 2014, the Company excluded all NSUs, RSUs, RSAs and SARs from the diluted net loss per share computation because they were antidilutive due to the net loss during the period. For the three months ended March 31, 2013, the share-based awards that were excluded from the dilutive effect were excluded because necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance. The excluded awards include the maximum amounts achievable for these awards.

(5)                    Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses, other current assets, short-term borrowings, trade accounts payable, accrued payroll, accrued expenses, income taxes payable and VAT payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, other than contingent consideration, recalculated using current interest rates, would not significantly differ from the recorded amounts.  The fair value of the contingent consideration related to acquisitions and of the Company's derivatives are measured and recorded at fair value on a recurring basis.  Changes in fair value resulting from either accretion or changes in discount rates or in the expectations of achieving the performance targets are recorded in selling, general and administrative expenses (SG&A). The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis.  For each plan year, on behalf of the Company, the Company’s Board of Directors (the Board) may, but is not required to, contribute any amount it desires to any participant under this program.  The Company’s contribution will be determined by the Board annually in the quarter ending December 31.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a rabbi trust as a reserve for the benefits payable under this program.  The assets of the trust are reported in other assets on the Company’s condensed consolidated balance sheets.  All amounts deferred are presented in long-term liabilities in the condensed consolidated balance sheets.

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

The table below summarizes the Company’s financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair value at March 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$4,534	$4,534	$—	$—
Nonqualified deferred compensation liability	$(4,534)	$(4,534)	$—	$—
Designated derivatives liability	$(832)	$—	$(832)	$—
Contingent consideration for acquisition of business	$(30,000)	$—	$—	$(30,000)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	Fair value at December 31,	Fair Value Measurement Using
	2013	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$4,410	$4,410	$—	$—
Nonqualified deferred compensation liability	$(4,410)	$(4,410)	$—	$—
Designated derivatives liability	$(550)	$—	$(550)	$—
Contingent consideration for acquisition of business	$(48,000)	$—	$—	$(48,000)

The Level 2 inputs consist of forward spot rates at the end of the reporting period (see note 6).

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.

Sanuk

The estimated fair value of the contingent consideration attributable to our Sanuk brand acquisition is based on the Sanuk brand estimated future gross profits, using a probability weighted average sales forecast to determine a best estimate of gross profits.  The estimated sales forecast includes a compound annual growth rate (CAGR) of 21.7% from calendar year 2013 through calendar year 2015.  The gross profit forecast for calendar year 2015 is approximately $80,000, which is then used to apply the contingent consideration percentage in accordance with the applicable agreement.  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  The Company’s use of different estimates and assumptions could produce different estimates of the value of the contingent consideration.  For example, a 5.0% change in the estimated CAGR would change the total liability balance at March 31, 2014 by approximately $2,000.

Hoka®

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

Refer to note 9 for further information on the contingent consideration arrangements.

The following table presents a reconciliation of the Level 3 measurement:

Balance, December 31, 2013	$48,000
Payments	(19,000)
Change in fair value	1,000
Balance, March 31, 2014	$30,000

(6)                Foreign Currency Exchange Contracts and Hedging

The Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $64,000 and $77,000 as of March 31, 2014 and December 31, 2013, respectively. These contracts were held by four counterparties and, as of March 31, 2014, were expected to mature over the next 9 months.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives.  During the three months ended March 31, 2014, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2014.  The effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

which the hedged transaction affects earnings.  As of March 31, 2014, the total amount in accumulated other comprehensive loss (see note 3) was expected to be reclassified into income within the next 12 months.

The following table summarizes the effect of foreign exchange contracts designated as cash flow hedging relationships on the condensed consolidated financial statements:

For the Three Months Ended March 31,	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Reclassified from AOCI into Income (Effective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain (Loss) from Amount Excluded from Effectiveness Testing
2014	$(47)	Net sales	$(283)	SG&A	$(31)
2013	$2,491	Net sales	$—	SG&A	$(33)

All of the Company’s derivatives were designated as hedging instruments as of March 31, 2014 and 2013.

Subsequent to March 31, 2014, the Company entered into a non-designated derivative contract, held by a fifth counterparty, with a notional amount totaling $10,000.

(7)      Credit Agreement

At March 31, 2014, the Company had no outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100.  As a result, the unused balance under the Amended and Restated Credit Agreement was approximately $399,900 at March 31, 2014.  After applying the asset coverage ratio and adjusted leverage ratio, the amount available to borrow at March 31, 2014 was approximately $172,800.

At March 31, 2014, the Company had $6,700 of outstanding borrowings under the China Credit Facility. Interest is based on the People’s Bank of China rate, which was 6.0% at March 31, 2014. Subsequent to March 31, 2014, the Company repaid $3,500 resulting in a total outstanding balance of $3,200 under the China Credit Agreement through May 12, 2014.

(8) Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies in the Annual Report, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments.  The Company evaluates segment performance primarily based on net sales and income or loss from operations.  The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and other brands, its E-Commerce business and its retail store business.  The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies.  The E-Commerce and retail store segments are managed separately because they are Direct-to-Consumer sales, while the brand segments are wholesale sales.  The income or loss from operations for each of the segments includes only those costs that are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment.  The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others. In prior periods, certain operating expenses were reclassified between segments. This change in segment reporting only changed the presentation within the below table and did not impact the Company’s condensed consolidated financial statements for any period. The segment information for the three months ended March 31, 2013 has been adjusted retrospectively to conform to the current period presentation.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

The Company’s other brands include TSUBO®, Ahnu®, MOZO®, and Hoka One One® (Hoka).  The wholesale operations of the Company’s other brands are included as one reportable segment, other wholesale, presented in the figures below.  Business segment information is summarized as follows:

	Three Months Ended March 31,
	2014	2013
Net sales to external customers:
UGG wholesale	$83,271	$82,706
Teva wholesale	45,283	50,504
Sanuk wholesale	28,793	30,011
Other wholesale	18,662	10,369
E-Commerce	38,584	26,614
Retail stores	80,123	63,556
	$294,716	$263,760
Income (loss) from operations:
UGG wholesale	$13,595	$14,081
Teva wholesale	6,425	9,640
Sanuk wholesale	7,530	9,360
Other wholesale	(758)	(2,580)
E-Commerce	13,272	8,969
Retail stores	7,646	10,433
Unallocated overhead costs	(48,118)	(47,251)
	$(408)	$2,652

Inter-segment sales from the Company’s wholesale segments to the Company’s E-Commerce and retail stores segments are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.  Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to the E-Commerce and retail stores segments.

Business segment asset information is summarized as follows:

	March 31, 2014	December 31, 2013
Total assets for reportable segments:
UGG wholesale	$153,341	$314,122
Teva wholesale	81,766	54,868
Sanuk wholesale	214,627	208,669
Other wholesale	41,281	34,315
E-Commerce	3,129	7,331
Retail stores	160,535	182,491
	$654,679	$801,796

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	March 31, 2014	December 31, 2013
Total assets for reportable segments	$654,679	$801,796
Unallocated cash and cash equivalents	245,088	237,125
Unallocated deferred tax assets	38,933	35,632
Other unallocated corporate assets	125,504	185,176
Consolidated total assets	$1,064,204	$1,259,729

The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	March 31, 2014	December 31, 2013
US	$148,178	$136,726
All other countries*	36,392	37,340
Total	$184,570	$174,066

*  No other country’s long-lived assets comprised more than 10% of total long-lived assets as of March 31, 2014 and December 31, 2013.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 32.7% and 30.7% of the Company’s total net sales for the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014 and 2013, no single foreign country comprised more than 10% of total net sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of net sales for either the three months ended March 31, 2014 or 2013.  As of March 31, 2014 and December 31, 2013, the Company had one customer representing 11.8% and 11.4% of net trade accounts receivable, and a second customer representing 11.4% and 19.7% of net trade accounts receivable, respectively.

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

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation insurance limits.  While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  As of March 31, 2014, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions.  These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets.  As of March 31, 2014, the Company had experienced no loss or lack of access to its invested cash and cash equivalents.  The Company’s cash and cash equivalents are as follows:

	March 31, 2014	December 31, 2013
Money market fund accounts	$143,816	$154,105
Cash	101,272	83,020
Total Cash and Cash Equivalents	$245,088	$237,125

(9)              Commitments and Contingencies

The Company is currently involved in various legal claims arising in the ordinary course of business.  Management does not believe that the disposition of these matters, whether individually or in the aggregate, will have a material effect on the Company’s financial position or results of operations.

Contingent Consideration.  In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of March 31, 2014, the remaining contingent consideration payment, which has no maximum, is 40.0% of the Sanuk brand gross profit in calendar year 2015.

As of March 31, 2014 and December 31, 2013, contingent consideration for the acquisition of the Sanuk brand of approximately $28,000 and $46,200, respectively, is included within other accrued expenses ($0 and approximately $18,600 at March 31, 2014 and December 31, 2013, respectively) and long-term liabilities (approximately $28,000 and $27,600 at March 31, 2014 and December 31, 2013, respectively) in the condensed consolidated balance sheets.  Refer to note 5 for further information on the contingent consideration amounts.

In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000.  As of March 31, 2014, contingent consideration for the acquisition of the Hoka brand of approximately $1,800 is included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheets.  Refer to note 5 for further information on the contingent consideration amounts.

Purchase Obligations.  The Company has unconditional purchase obligations relating to sheepskin contracts.  The Company enters into contracts requiring minimum purchase commitments of sheepskin that Deckers’ affiliates, manufacturers, factories, and other agents (each, a Buyer) must make on or before a specified target date.  Under certain contracts, the Company may pay an advance deposit, which is included in other current assets on the condensed consolidated balance sheets and shall be repaid to the Company as Buyers purchase goods under the terms of these agreements.  In the event that a Buyer does not purchase certain minimum commitments on or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled.  These agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements.  In the event that a Buyer does not purchase such minimum commitments by the target dates, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts, and the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyers purchase the remaining minimum commitments.   The contracts do not permit net settlement.  Minimum commitments for these contracts as of March 31, 2014 were as follows:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
October 2011	September 2014	$50,000	$286,000	$7,462	$10,821
October 2012	September 2013	$—	$83,000	$—	$764
April 2013	September 2014	$28,931	$64,200	$—	$48,349
September 2013	September 2014	$—	$50,730	$—	$9,819
January 2014	September 2014	$—	$8,550	$—	$8,550

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

(10)    Goodwill and Other Intangible Assets

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share quantity and per share data)

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill, Net	Other Intangible Assets, Net
Balance at December 31, 2013	$128,725	$93,278
Purchases of intangible assets	—	30
Adjustment to prior acquisitions	(791)	—
Amortization expense	—	(1,886)
Changes in foreign currency exchange rates	—	(11)
Balance at March 31, 2014	$127,934	$91,411

The Company’s goodwill by segment is as follows:

	March 31, 2014	December 31, 2013
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	7,889	8,680
Total	$127,934	$128,725

(11)    Income Taxes

Income taxes for the three months ended March 31, 2014 are computed using the actual tax rate for the transition period (refer to note 1 for an explanation of our change in fiscal year). Income taxes for the three months ended March 31, 2013 were computed using the effective tax rate estimated to be applicable for the full fiscal year ended December 31, 2013. Income tax expense and effective income tax rates were as follows:

	Three Months Ended March 31,
	2014	2013
Income tax expense	$1,943	$1,503
Effective income tax rate	(261.9)%	59.9%

We recognized income tax expense of $1,943 on a pre-tax loss of $742 for the three months ended March 31, 2014 compared to income tax expense of $1,503 on pre-tax earnings of $2,510 for the three months ended March 31, 2013. The income tax expense of $1,943 primarily relates to taxable income in the US and certain foreign jurisdictions during the three months ended March 31, 2014.  The pre-tax loss of $742 includes the loss of a foreign subsidiary in a jurisdiction with no corporate income tax, therefore providing no tax benefit from the loss that was recognized.

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
·                  our expectations for expansion of our retail and E-Commerce capabilities;
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

Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described in Part II, Item 1A of this interim report in the section entitled “Risk Factors,” as well as in our other filings with the Securities and Exchange Commission (SEC).  In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.  We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. As a result, actual results may differ materially from the results stated in or implied by our forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this transition report, as a prediction of actual results.

You should read this report in its entirety, together with our Annual Report on Form 10-K for the fiscal year (FY) ended December 31, 2013 filed with the SEC on March 3, 2014 (Annual Report), and the documents that we file as exhibits to these reports and the documents that we incorporate by reference in these reports, with the understanding that our future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements and we expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of the NASDAQ Stock Market.

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

In addition to our primary brands, our other brands include TSUBO®, a line of mid and high-end dress and dress casual footwear that incorporates style, function and maximum comfort; Ahnu®, an active lifestyle brand that is rooted with a yoga-inspired mindset; MOZO®, a line of footwear crafted for culinary professionals that redefines the industry dress code; and Hoka One One® (Hoka), a line of footwear for all capacities of runner designed with a unique performance midsole geometry, oversized midsole volume and active foot frame.
We sell our brands through quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our E-Commerce business and our retail stores. Independent third parties manufacture all of our products.
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

•
The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant fluctuations in the price of sheepskin as the demand from competitors for this material has changed. However, our sheepskin costs are expected to decrease for the fiscal year ending March 31, 2015 compared to the fiscal year ended December 31, 2013 due to lower pricing negotiated through our sheepskin contracts, as well as the use of UGGpure, real wool woven into a durable backing used as an alternative to table grade sheepskin, in select linings and foot beds.

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

•	Product customization with our UGG by You program allows for a deeper connection with the brand and products;

•	Focus on mobile consumers with responsive site design providing shoppers access to the brand from their mobile device;

•	Year-round holistic paid advertising approach for women, men and kids in targeted high-end print, OOH, digital and social media;

•	Holiday focused advertising campaign to drive important seasonal sales;

•	Continued creation of targeted UGG for Men campaigns featuring brand ambassador Tom Brady;

•	Targeted E-Commerce based marketing to existing and prospective consumers through integrated outreach including email blasts, interactive site design and search engine optimization based content;

•	Successful targeting of higher-end distribution;

•	Expanded product assortments from existing accounts;

•	Adoption by high-profile celebrities as a favored footwear brand;

•	Continued media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

•	Increased exposure to the brand driven by our concept stores that showcase all of our product offerings;

•	Continued expansion of worldwide retail through new UGG stores; and

•	Continued geographic expansion through our UGG concept and outlet stores globally.
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
We believe that Teva’s Originals collection is a key platform in driving market penetration for the brand. In the US, we will continue to bolster our leadership position in sandals and grow our market share through casual category extensions. Globally, we expect that the Originals collection will establish Teva’s beachhead across the warm-weather climates of Asia and Latin America, setting the foundation to support future core lifestyle collections within these regions.
Within the US, we expect that Teva will grow its position as a market leader within the sport sandal category. Growth opportunities within our current core channels of distribution - outdoor specialty, sporting goods, and family footwear retail chains - will be pursued through deepening penetration with evolved and expanded product offerings. Teva plans to support its channel expansion beyond present distribution with focused investments in targeted, solution-driven marketing programs in order to attract new lifestyle consumers to the brand. However, we cannot assure investors that these efforts will be successful.
Sanuk Brand Overview
The Sanuk brand was founded 16 years ago, and from its origins in the Southern California surf culture, has grown into a global brand with an expanding consumer audience and growing presence in the casual canvas and sandals categories. The Sanuk brand’s use of unexpected materials and unconventional constructions combined with its fun and funky branding has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga MatTM sandal collection and the patented SIDEWALK SURFERS®.  We believe that the Sanuk brand provides substantial growth opportunities, especially within the casual canvas markets, supporting our strategic initiatives spanning new product launches, Omni-Channel development and global expansion.  However, we cannot assure investors that our efforts to grow the brand will be successful.
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
Ahnu is an active lifestyle brand rooted with a yoga-inspired mindset, offering performance products that encourage a balanced life though fitness, healthy living, nature sufficiency and giving back.  Ahnu's products feature après-yoga styling, innovative trail and city hikers, and everyday casual shoes and sandals.  Ahnu’s go-anywhere approach blurs the lines between performance and fashion through modern color and material stories infused with patented Numentum® performance technology.
MOZO creates footwear for culinary professionals that redefines the industry dress code. Crafted for the most discerning of palates, MOZO shoes blend function, performance, and style. Each product is lightweight, durable, comfortable, and easy to clean. MOZO footwear is designed for casual, every day wear and built to challenge any culinary environment so you never have to compromise your personal style to perform at your very best. MOZO shoes are sold through food service equipment and supply distributors and online at Zappos.com and Amazon.com. Beginning later in calendar year (CY) 2014, we expect that MOZO products will be available at footwear retailers nationwide.
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
Retail Stores Overview
Our retail stores are predominantly UGG concept stores and UGG outlet stores. In 2013 we expanded our fleet and opened our first Sanuk (two concept, one outlet) and Teva (one outlet) stores. Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. In addition, our UGG concept stores allow us to showcase our entire product line including footwear, accessories, handbags, home, outerwear, lounge and retail exclusive items; whereas, a wholesale account may not represent all of these categories. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line product, and products made specifically for the outlet stores.
As of March 31, 2014, we had a total of 120 retail stores worldwide. These stores are company-owned and operated. During the remainder of calendar year 2014, we plan to open additional retail stores worldwide.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30 and December 31 and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31 and June 30 of each year.  Our other brands do not have a significant seasonal impact.

In February 2014, our Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The change is intended to better align our planning, financial and reporting functions with the seasonality of our business.

	FY 2014	FY 2015
	Quarter Ended March 31, 2014	Quarter Ending June 30, 2014	Quarter Ending September 30, 2014	Quarter Ending December 31, 2014
Net sales	$294,716
Loss from operations	$(408)

	CY 2013
	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013
Net sales	$263,760	$170,085	$386,725	$736,048
Income (loss) from operations	$2,652	$(42,751)	$46,497	$201,499

With the large growth in the UGG brand over the past several years, net sales in the quarters ending September 30 and December 31 have exceeded net sales in the quarters ending March 31 and June 30.  We currently expect this trend to continue.  Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table summarizes the Company’s results of operations:

	Three Months Ended March 31,
	2014		2013		Change
	Amount	%	Amount	%	Amount	%
Net sales	$294,716	100.0%	$263,760	100.0%	$30,956	11.7%
Cost of sales	150,456	51.1	140,201	53.2	10,255	7.3
Gross profit	144,260	48.9	123,559	46.8	20,701	16.8
Selling, general and administrative expenses	144,668	49.1	120,907	45.8	23,761	19.7
(Loss) income from operations	(408)	(0.2)	2,652	1.0	(3,060)	(115.4)
Other expense, net	334	0.1	142	0.1	192	135.2
(Loss) income before income taxes	(742)	(0.3)	2,510	0.9	(3,252)	(129.6)
Income tax expense	1,943	0.6	1,503	0.5	440	29.3
Net (loss) income	$(2,685)	(0.9)%	$1,007	0.4%	$(3,692)	(366.6)%

Overview.  The increase in overall net sales was primarily due to an increase in our UGG brand sales through our retail stores and E-Commerce sites as well as an increase in our other brands wholesale sales, partially offset by a decrease in Teva wholesale sales.  We experienced a loss from operations during the three months ended March 31, 2014 compared to income from operations for the three months ended March 31, 2013. The change resulted from higher selling, general and administrative expenses, partially offset by an increase in gross profit.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended March 31,
			Change
	2014	2013	Amount	%
Net sales by location:
US	$198,293	$182,693	$15,600	8.5%
International	96,423	81,067	15,356	18.9
Total	$294,716	$263,760	$30,956	11.7%
Net sales by brand and distribution channel:
UGG:
Wholesale	$83,271	$82,706	$565	0.7%
E-Commerce	35,362	24,409	10,953	44.9
Retail stores	78,947	63,466	15,481	24.4
Total	197,580	170,581	26,999	15.8
Teva:
Wholesale	45,283	50,504	(5,221)	(10.3)
E-Commerce	1,314	1,057	257	24.3
Retail stores	250	46	204	443.5
Total	46,847	51,607	(4,760)	(9.2)
Sanuk:
Wholesale	28,793	30,011	(1,218)	(4.1)
E-Commerce	1,034	918	116	12.6
Retail stores	875	17	858	5,047.1
Total	30,702	30,946	(244)	(0.8)
Other:
Wholesale	18,662	10,369	8,293	80.0
E-Commerce	874	230	644	280.0
Retail stores	51	27	24	88.9
Total	19,587	10,626	8,961	84.3
Total	$294,716	$263,760	$30,956	11.7%

Total E-Commerce	$38,584	$26,614	$11,970	45.0%

Total Retail stores	$80,123	$63,556	$16,567	26.1%

In order to provide a framework for assessing how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations, we provide certain financial information on a “constant currency basis,” which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. However, constant currency measures should not be considered in isolation or as an alternative to US dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with US generally accepted accounting principles.
The increase in overall net sales was primarily due to an increase in our UGG brand sales through our retail stores and E-Commerce sites. In addition, net sales increased from our other brands sales through the wholesale channel, increased Sanuk brand sales through our retail stores, increased other brands sales through our E-commerce sites, and increased UGG brand wholesale sales. These increases were partially offset by decreased wholesale sales of our Teva brand and our Sanuk brand.  On a constant currency basis, net sales increased by 12.4% to approximately $296,000. We experienced an increase in the number of pairs sold in the retail, other brands wholesale and E-Commerce segments, partially offset by a decrease in the number of pairs sold in the Teva brand, Sanuk brand and UGG brand wholesale segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 3.3% to approximately 6.2 million pairs sold for the three months ended March 31, 2014 from approximately 6.0 million pairs for the three months ended March 31, 2013.

Wholesale net sales of our UGG brand increased primarily due to an increase in the weighted-average wholesale selling price, partially offset by a decrease in the volume of pairs sold.  The increase in average selling price was primarily due to a shift in product mix of cold weather shoe products that generally carry higher price points and higher average closeout prices.  For UGG wholesale net sales, the increase in average selling price had an impact of approximately $1,000 and the decrease in volume had an impact of approximately $500.

Wholesale net sales of our Teva brand decreased due to a decrease in the weighted-average wholesale selling price per pair as well as a decrease in volume of pairs sold.  The decrease in average selling price was primarily due to a shift in product mix.  For Teva wholesale net sales, the decrease in average selling price had an impact of approximately $3,000 and the decrease in volume had an impact of approximately $2,000.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the volume of pairs sold outside the US as well as a decrease in the weighted-average wholesale selling price per pair, partially offset by an increase in the volume of pairs sold in the US. The decrease in average selling price was primarily due to increased closeout sales.  For Sanuk wholesale net sales, the decrease in volume of pairs sold outside the US had an impact of approximately $3,000, the decrease in average selling price had an impact of approximately $2,000 and the increase in volume of pairs sold in the US had an impact of approximately $4,000.

Wholesale net sales of our other brands increased due to an increase in the volume of pairs sold of approximately $8,500. The increase in volume was primarily due to the continued growth of the Hoka brand. The change in average selling price had no material impact on sales.

Net sales of our E-Commerce business increased due to an increase in the number of pairs sold as well as an increase in the weighted-average selling price per pair. For E-Commerce net sales, the increase in volume had an impact of approximately $8,000 and the increase in average selling price had an impact of approximately $2,000.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 42 new stores opened since March 31, 2013, partially offset by the negative impact of foreign currency exchange rate fluctuations.  On a constant currency basis, net sales of our retail store business increased by 28.3% to approximately $82,000. Over half of these new stores were in Asia, primarily in China and Japan, with the remaining new stores in the US and Europe. Same store sales for the thirteen weeks ended March 30, 2014 increased by 4.0% compared to the same period in 2013.  For retail same store sales, we experienced an increase in volume of approximately $4,000 partially offset by a decrease in weighted-average selling price of approximately $2,000. As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.

International sales, which are included in the segment sales above, for all of our products combined increased by 18.9% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, partially offset by the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, international sales increased by 21.0% to approximately $98,000. International sales represented 32.7% and 30.7% of worldwide net sales for the three months ended March 31, 2014 and 2013, respectively.  The increase in international sales as a percentage of worldwide net sales was primarily due to the continued growth in our UGG brand's international retail and E-Commerce business of approximately $16,000.

Foreign loss before income taxes and worldwide loss before income taxes was $3,631 and $742, respectively, during the three months ended March 31, 2014, as compared to foreign income before income taxes and worldwide income before income taxes of $335 and $2,510, respectively, during the three months ended March 31, 2013. The change from foreign income before income taxes to a foreign loss before income taxes was primarily due to an increase in foreign operating expenses of approximately $14,000, which are primarily related to the expansion of our international retail and E-Commerce operations. The increase in foreign operating expenses was partially offset by an increase in foreign gross margin of 2.2 percentage points, which was primarily related to the increase in international retail and E-Commerce sales which generally carry higher margins than wholesale sales.

We expect that our foreign income before income taxes will continue to fluctuate from year to year based on several factors, including our expansion initiatives. In addition, we believe that the continued evolution and geographic scope of the UGG brand, our continuing strategy of enhancing product diversification, and our expected growth in our international retail and E-Commerce business, will result in improved foreign operating results in future years.

Gross Profit.  As a percentage of net sales, gross margin increased compared to the same period in 2013 due to reduced sheepskin costs and increased use of UGGpure, real wool woven into a durable backing used as an alternative to table grade sheepskin in select linings and foot beds, as well as an increased mix of retail and E-Commerce sales, which generally carry higher margins than our wholesale segments. The change in sales between our wholesale customers and distributors was immaterial to gross margin.  Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the fiscal year ending March 31, 2015 compared to the fiscal year ended December 31, 2013, primarily due to reduced sheepskin prices, the increased use of UGGpure and an increase in the proportion of DTC sales which generally carry higher margins.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

·                  increased retail costs of approximately $14,000, largely related to 42 new retail stores that were not open as of March 31, 2013 and related corporate infrastructure;
·                  increased E-Commerce costs of approximately $5,000, largely related to marketing and advertising, the negative impact of foreign currency exchange rate fluctuations, and increased expenses related to the international expansion of our E-Commerce business; and
·                  increased expenses of approximately $3,000 for marketing and promotions, largely related to the UGG and Hoka brands.

Income (Loss) from Operations.  Refer to note 8 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Three Months Ended March 31,
			Change
	2014	2013	Amount	%
UGG wholesale	$13,595	$14,081	$(486)	(3.5)%
Teva wholesale	6,425	9,640	(3,215)	(33.4)
Sanuk wholesale	7,530	9,360	(1,830)	(19.6)
Other wholesale	(758)	(2,580)	1,822	70.6
E-Commerce	13,272	8,969	4,303	48.0
Retail stores	7,646	10,433	(2,787)	(26.7)
Unallocated overhead costs	(48,118)	(47,251)	(867)	(1.8)
Total	$(408)	$2,652	$(3,060)	(115.4)%

We experienced a loss from operations during the three months ended March 31, 2014 compared to income from operations during the three months ended March 31, 2013 due to increased SG&A expenses as well as the negative impact of foreign currency exchange rate fluctuations, partially offset by increased gross profit.  On a constant currency basis, income from operations decreased by 59.2% to approximately $1,000.

The slight decrease in income from operations of UGG brand wholesale was primarily the result of an increase in operating expenses of approximately $2,000 as well as the negative impact of foreign currency rate fluctuations of approximately $300, partially offset by a 2.0 percentage point increase in gross margin, primarily due to decreased sheepskin costs.

The decrease in income from operations of Teva brand wholesale was primarily the result of a 5.8 percentage point decrease in gross margin as well as the decrease in net sales, partially offset by a decrease in operating expenses of approximately $1,000. The decrease in gross margin was primarily due to a shift in sales mix as well as increased freight expense.

The decrease in income from operations of Sanuk brand wholesale was primarily the result of the decrease in net sales, as well as increased operating expenses of approximately $1,000.

The decrease in loss from operations of our other brands wholesale was primarily the result of the increase in net sales as well as a 7.8 percentage point increase in gross margin, partially offset by an increase in operating expenses of approximately $2,000. The increase in sales and gross margin is largely due to the continued growth of the Hoka brand which generally carries higher margins than the other brands included in this segment.

The increase in income from operations of our E-Commerce business was primarily due to the increase in net sales as well as a 5.7 percentage point increase in gross margin, partially offset by an increase in operating expenses of approximately $5,000. The increase in gross margin was largely due to the reduced sheepskin costs related to our UGG brand products. The increase in operating expenses was primarily due to increased expenses related to marketing and advertising, the negative impact of foreign currency exchange rate fluctuations and increased expenses related to the international expansion of our E-commerce business.

Income from operations of our retail store business, which primarily relates to the UGG brand, decreased primarily due to increased operating expenses of approximately $14,000 largely related to our new store openings and related corporate infrastructure, as well as the negative impact of foreign currency exchange rate fluctuations of approximately $1,000.  These results were partially offset by increased gross profit of approximately $12,000.

Unallocated overhead costs were comparable to the same period in 2013.

Other Expense, Net.  The increase in other expense, net was primarily due to expenses related to our credit facilities.

Income Taxes. Income taxes for the three months ended March 31, 2014 are computed using the actual tax rate for the transition period (see Note 1 for an explanation of our change in fiscal year). Income taxes for the three months ended March 31, 2013 were computed using the effective tax rate estimated to be applicable for the full fiscal year ended December 31, 2013. Income tax expense and effective income tax rates were as follows:

	Three Months Ended March 31,
	2014	2013
Income tax expense	$1,943	$1,503
Effective income tax rate	(261.9)%	59.9%

We recognized income tax expense of $1,943 on a pre-tax loss of $742 for the three months ended March 31, 2014 compared to income tax expense of $1,503 on pre-tax earnings of $2,510 for the three months ended March 31, 2013. The income tax expense of $1,943 primarily relates to taxable income in the US and certain foreign jurisdictions during the three months ended March 31, 2014.  The pre-tax loss of $742 includes the loss of a foreign subsidiary in a jurisdiction with no corporate income tax, therefore providing no tax benefit from the loss that was recognized. Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of March 31, 2014, we had approximately $102,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We anticipate our effective tax rate for the fiscal year ending March 31, 2015 to be comparable with the full year rate of 29.1% for the fiscal year ended December 31, 2013.

Net (Loss) Income.  We experienced a net loss for the three months ended March 31, 2014 compared to net income for the three months ended March 31, 2013 as a result of the items discussed above. As a result of the net loss for the three months ended March 31, 2014, we recognized a loss per share compared to diluted earnings per share during the three months ended March 31, 2013.

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

The following table summarizes the Company’s cash flows and working capital:

	Three Months Ended March 31,
			Change
	2014	2013	Amount	%
Net cash provided by operating activities	$47,909	$15,767	$32,142	203.9%
Net cash used in investing activities	$(17,633)	$(12,104)	$(5,529)	(45.7)%
Net cash used in financing activities	$(22,604)	$(47,162)	$24,558	52.1%

	March 31,	December 31,	Change
	2014	2013	Amount	%
Cash and cash equivalents	$245,088	$237,125	$7,963	3.4%
Trade accounts receivable	106,199	184,013	(77,814)	(42.3)
Inventories	211,519	260,791	(49,272)	(18.9)
Prepaid expenses	12,067	14,980	(2,913)	(19.4)
Other current assets	27,118	112,514	(85,396)	(75.9)
Deferred tax assets	21,871	19,881	1,990	10.0
Total current assets	623,862	829,304	(205,442)	(24.8)

Short-term borrowings	6,702	9,728	(3,026)	(31.1)
Trade accounts payable	76,139	151,037	(74,898)	(49.6)
Other current liabilities	39,374	159,753	(120,379)	(75.4)
Total current liabilities	122,215	320,518	(198,303)	(61.9)

Net working capital	$501,647	$508,786	$(7,139)	(1.4)%

Cash from Operating Activities.  Net cash provided by operating activities increased primarily due to a decrease in prepaids and other current assets and reduced inventory purchases. The change in prepaids and other current assets was primarily related to an increase in refunded deposits received in accordance with our contracts to purchase sheepskin during the three months ended March 31, 2014 versus 2013. The change in inventory was primarily related to efforts to manage inventory levels relative to expected future sales and the timing of our inventory purchases and payments. This increase in operating cash flows was partially offset by income taxes payable and accrued payroll decreasing during the three months ended March 31, 2014 compared to a smaller decrease during the three months ended March 31, 2013. The change in income taxes payable was due to theincreased pre-tax earnings and resultant income taxes payable accrued for at December 31, 2013 versus 2012 and paid during the three months ended March 31, 2014 versus 2013. The change in accrued payroll was primarily related to increased performance based compensation accrued for at December 31, 2013 versus 2012 and paid during the three months ended March 31, 2014 versus 2013. Net working capital decreased as of March 31, 2014 from December 31, 2013, primarily as a result of decreased other current assets, trade accounts receivable and inventories. These decreases to working capital were partially offset by lower other current liabilities and lower trade accounts payable. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover increased to 7.4 times in the twelve months ended March 31, 2014 from 6.7 times for the twelve months ended March 31, 2013, primarily due to lower average accounts receivable balances, as well as increased wholesale sales. The lower average accounts receivable balances were primarily due to improved cash collections.

Inventory turnover increased to 2.6 times for the twelve months ended March 31, 2014 compared to 2.4 times for the twelve months ended March 31, 2013, primarily due to increased sales as well as lower average inventory levels during the twelve months ended March 31, 2014 compared to the twelve months ended March 31, 2013.  The lower average inventory balances were primarily attributed to an improvement in inventory management and a decrease in sheepskin costs.

Cash from Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2014 resulted from the purchases of property and equipment. The capital expenditures are primarily related to the build out of our new corporate facilities, distribution center and retail stores. The new corporate facilities have replaced several leased spaces and we plan to finance a portion of the facilities cost. For the three months ended March 31, 2013, net cash used in investing activities resulted from the purchases of property and equipment. The capital expenditures included the build out of new retail stores and our corporate facilities, and purchases of computer hardware and software.

As of March 31, 2014, we had approximately $20,000 of material commitments for future capital expenditures primarily related to equipment costs of our new distribution center. We estimate that the capital expenditures for the next twelve months including the aforementioned commitments will be approximately $100,000. We anticipate these expenditures will primarily include information technology and related infrastructure improvements to support our omni-channel transformation, retail expansion, and equipment costs of our new distribution center. The actual amount of capital expenditures for the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the three months ended March 31, 2014, net cash used in financing activities was comprised primarily of contingent consideration paid related to our Sanuk acquisition, as well as cash used to pay for shares withheld for taxes from employee stock unit vestings and repayments of short-term borrowings.  For the three months ended March 31, 2013, net cash used in financing activities was comprised primarily of repayments of short-term borrowings as well as contingent consideration paid related to our Sanuk and Hoka acquisitions, partially offset by short-term borrowings of $10,000.

In June 2012, our Board of Directors approved a stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  There was no stock repurchased during the three months ended March 31, 2014.  As of March 31, 2014, we repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66, leaving the remaining approved amount at approximately $79,300.

In August 2011, we entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto.  In August 2012 we amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility.  In June 2013 we amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants including an increase in the maximum amount permitted to be spent on the headquarters building from $75,000 to $80,000.  In August 2013 one of the Company’s subsidiaries entered into a new credit agreement in China (China Credit Facility).  Refer to note 7 and to our accompanying condensed consolidated financial statements for further information on our Amended and Restated Credit Agreement and China Credit Facility.  At March 31, 2014, we had no outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100, leaving an unused balance of approximately $399,900 under the Amended and Restated Credit Agreement.  As of March 31, 2014, we were in compliance with all covenants and we remain in compliance as of the date of this report.  We believe this syndicated credit facility will sufficiently cover our liquidity needs for at least the next 12 months.

Contractual Obligations.  The following table summarizes our contractual obligations at March 31, 2014, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$322,133	$47,365	$91,049	$71,797	$111,922
Purchase obligations(2)	612,763	612,752	11	—	—
Total	$934,896	$660,117	$91,060	$71,797	$111,922

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

(2)         Our purchase obligations consist mostly of open purchase orders. They also include capital expenditures, promotional expenses and service contracts. Outstanding purchase orders are primarily with our third party manufacturers and are expected to be paid within one year. These are outstanding open orders and not minimum purchase obligations. Our future capital expenditures primarily relate to equipment costs of our new distribution center. Our promotional expenditures and service contracts are due periodically during the twelve months ending March 31, 2015.

We also entered into minimum purchase commitments with certain suppliers (see note 9 to our accompanying condensed consolidated financial statements). We have included the total remaining cash commitments, net of deposits, as of March 31, 2014 in this table. We expect our sheepskin purchases by third party factories supplying UGG product to us will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

The purchase price for the Sanuk brand also includes the remaining contingent consideration payment of 40.0% of the Sanuk brand gross profit in calendar year 2015 for which there is no maximum amount.  These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $28,000 are included within long-term liabilities in the condensed consolidated balance sheet as of March 31, 2014.  See note 5 to our accompanying condensed consolidated financial statements.

The purchase price for the Hoka brand also includes contingent consideration through calendar year 2017, with a maximum of $2,000.  These payments were excluded from the table above as the amounts are not yet determinable.  Estimated contingent consideration payments of $1,800 are included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheet as of March 31, 2014.  See note 5 to our accompanying condensed consolidated financial statements.

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

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Other than as a result of an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, as discussed above, we do not believe that there has been a material change in the nature of our primary market risk exposures, including with respect to the categories of market risk to which we are exposed or the particular markets that present the primary risk of loss. As of the date of this Transition Report on Form 10-Q, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

We currently utilize forward contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, for a portion of the amounts we expect to purchase and sell in foreign currencies. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. We do not use foreign currency contracts for trading purposes. As of March 31, 2014, our hedging contracts had notional amounts totaling approximately $64,000.  These contracts were held by four counterparties and were expected to mature over the next 9 months. Based upon sensitivity analysis as of March 31, 2014, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $6,000. Subsequent to March 31, 2014, we entered into a non-designated derivative contract, held by a fifth counterparty, with a notional amount totaling $10,000.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations.  Approximately $80,000, or 27.1%, of our total net sales for the three months ended March 31, 2014 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At March 31, 2014, we had no outstanding borrowings under the Amended and Restated Credit Agreement.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.              Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 3, 2014.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  There was no stock repurchased during the three months ended March 31, 2014. As of March 31, 2014, we repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share, leaving the remaining approved amount at approximately $79,300.  The purchases were funded from available working capital.

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
*101.1
The following materials from the Company’s Transition Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date:	May 12, 2014	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)