Form 10-Q
period 2014-06-30
DECKERS OUTDOOR CORP
filed 2014-08-11
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2014

Common Stock, $0.01 par value	34,628,650

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except par value)

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$158,226	$245,088
Trade accounts receivable, net of allowances of $12,520 and $15,569 as of June 30, 2014 and March 31, 2014, respectively	130,691	106,199
Inventories	355,979	211,519
Prepaid expenses	13,319	12,067
Other current assets	27,872	27,118
Income taxes receivable	17,070	—
Deferred tax assets	22,421	21,871
Total current assets	725,578	623,862
Property and equipment, net of accumulated depreciation of $111,261 and $103,090 as of June 30, 2014 and March 31, 2014, respectively	187,804	184,570
Goodwill	127,934	127,934
Other intangible assets, net of accumulated amortization of $27,912 and $26,026 as of June 30, 2014 and March 31, 2014, respectively	89,487	91,411
Deferred tax assets	17,062	17,062
Other assets	20,748	19,365
Total assets	$1,168,613	$1,064,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,248	$6,702
Trade accounts payable	217,257	76,139
Accrued payroll	21,589	22,927
Other accrued expenses	12,401	11,624
Income taxes payable	3,928	2,908
Value added tax (VAT) payable	1,169	1,915
Total current liabilities	259,592	122,215

Long-term liabilities	53,939	53,140

Commitments and contingencies (note 5)

Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 34,629 and 34,624 shares as of June 30, 2014 and March 31, 2014, respectively	346	346
Additional paid-in capital	149,810	146,731
Retained earnings	706,753	743,815
Accumulated other comprehensive loss	(1,827)	(2,043)
Total stockholders’ equity	855,082	888,849
Total liabilities and equity	$1,168,613	$1,064,204

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended June 30,
	2014	2013
Net sales	$211,469	$170,085
Cost of sales	124,697	100,253
Gross profit	86,772	69,832
Selling, general and administrative expenses	137,254	112,583
Loss from operations	(50,482)	(42,751)
Other expense (income), net:
Interest income	(54)	(9)
Interest expense	438	380
Other, net	(96)	(70)
Total other expense (income), net	288	301
Loss before income taxes	(50,770)	(43,052)
Income tax benefit	(13,708)	(13,777)
Net loss	(37,062)	(29,275)
Other comprehensive income (loss), net of tax:
Unrealized loss on foreign currency hedging	(260)	(210)
Foreign currency translation adjustment	476	(1,089)
Total other comprehensive income (loss)	216	(1,299)
Comprehensive loss	$(36,846)	$(30,574)

Net loss per share:
Basic	$(1.07)	$(0.85)
Diluted	$(1.07)	$(0.85)
Weighted-average common shares outstanding:
Basic	34,626	34,452
Diluted	34,626	34,452

 See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(37,062)	$(29,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	11,131	8,879
Change in fair value of contingent consideration	24	138
Provision for doubtful accounts, net	512	13
Deferred tax provision	—	(210)
Stock compensation	2,991	4,002
Other	2,508	67
Changes in operating assets and liabilities:
Trade accounts receivable	(25,004)	429
Inventories	(144,460)	(103,766)
Prepaid expenses and other current assets	(1,993)	11,849
Income tax receivable	(16,923)	(13,873)
Other assets	(1,382)	(1,355)
Trade accounts payable	141,117	111,729
Contingent consideration	(161)	—
Accrued expenses	1,973	(523)
Income taxes payable	1,019	(1,649)
Long-term liabilities	751	356
Net cash used in operating activities	(64,959)	(13,189)
Cash flows from investing activities:
Purchases of property and equipment	(18,734)	(16,714)
Purchases of intangible assets	—	(847)
Net cash used in investing activities	(18,734)	(17,561)
Cash flows from financing activities:
Cash paid for shares withheld for taxes	(73)	(1,591)
Excess tax benefits from stock compensation	14	222
Contingent consideration and deferred payments paid	(115)	—
Proceeds from issuance of short-term borrowing	—	26,000
Cash paid for repayment of short-term borrowings	(3,458)	(10,000)
Net cash (used in) provided by financing activities	(3,632)	14,631

Effect of exchange rates on cash	463	654
Net change in cash and cash equivalents	(86,862)	(15,465)
Cash and cash equivalents at beginning of period	245,088	64,591
Cash and cash equivalents at end of period	$158,226	$49,126
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,267	$1,569
Interest	$290	$358
Non-cash investing activity:
Accruals for purchases of property and equipment	$264	$4,111
Accruals for asset retirement obligations	$146	$23
Non-cash financing activity:
Accruals for shares withheld for taxes	$—	$1,391

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2014 and 2013
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

(b)        Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with United States generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.  Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable.  Significant areas requiring the use of management estimates relate to inventory write-downs, accounts receivable reserves, returns liabilities, stock compensation, performance based compensation, impairment assessments, depreciation and amortization, income tax liabilities and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles, assets and liabilities, including estimated contingent consideration payments.  Actual results could differ materially from these estimates.

(c) Recent Accounting Pronouncement

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(2)    Goodwill and Other Intangible Assets

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill, Net	Other Intangible Assets, Net
Balance at March 31, 2014	$127,934	$91,411
Adjustment to prior acquisitions	—	43
Amortization expense	—	(1,887)
Changes in foreign currency exchange rates	—	(80)
Balance at June 30, 2014	$127,934	$89,487

The Company’s goodwill by segment is as follows:

	June 30, 2014	March 31, 2014
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	7,889	7,889
Total	$127,934	$127,934

(3)                    Fair Value Measurements

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

The table below summarizes the Company’s financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair value at June 30,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$5,058	$5,058	$—	$—
Nonqualified deferred compensation liability	$(5,058)	$(5,058)	$—	$—
Designated derivatives assets	$13	$—	$13	$—
Designated derivatives liability	$(1,703)	$—	$(1,703)	$—
Non-designated derivatives liability	$(81)	$—	$(81)	$—
Contingent consideration for acquisition of business	$(30,000)	$—	$—	$(30,000)

	Fair value at March 31	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$4,534	$4,534	$—	$—
Nonqualified deferred compensation liability	$(4,534)	$(4,534)	$—	$—
Designated derivatives liability	$(832)	$—	$(832)	$—
Contingent consideration for acquisition of business	$(30,000)	$—	$—	$(30,000)

The Level 2 inputs consist of forward spot rates at the end of the reporting period (see note 7).

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.

Sanuk®

The estimated fair value of the contingent consideration attributable to our Sanuk® (Sanuk) brand acquisition is based on the Sanuk brand estimated future gross profit in calendar year 2015, using a probability weighted average sales forecast to determine a best estimate of gross profit.  The estimated sales forecast includes a compound annual growth rate (CAGR) of 20.7% from calendar year 2013 through calendar year 2015.  The gross profit forecast for calendar year 2015 is approximately $78,000, which is then used to apply the contingent consideration percentage in accordance with the applicable agreement.  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  The Company’s use of different estimates and assumptions could produce different estimates of the value of the contingent consideration.  For example, a 5.0% change in the estimated CAGR would change the total liability balance at June 30, 2014 by approximately $2,000.

Hoka One One®

In connection with the Company’s acquisition of the Hoka One One® (Hoka) brand, the purchase price includes contingent consideration with maximum payments of $2,000, which is based on the Hoka brand’s net sales for calendar years 2013 through 2017. The Company estimates future net sales using a probability weighted average sales forecast to determine a best estimate.  The Company’s use of different estimates and assumptions is not expected to have a material impact to the value of the contingent consideration.

Refer to note 5 for further information on the contingent consideration arrangements.

The following table presents a reconciliation of the Level 3 measurement:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

Balance at March 31, 2014	$30,000
Payments	—
Change in fair value	—
Balance at June 30, 2014	$30,000

(4)      Notes Payable and Long Term Debt

At June 30, 2014, the Company had no outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100.  As a result, the unused balance under the Amended and Restated Credit Agreement was approximately $399,900 at June 30, 2014.  After applying the asset coverage ratio and adjusted leverage ratio, the amount available to borrow at June 30, 2014 was approximately $256,300.

At June 30, 2014, the Company had approximately $3,200 of outstanding borrowings under the China Credit Facility. Interest is based on the People’s Bank of China rate, which was 6.0% at June 30, 2014. Subsequent to June 30, 2014, the Company borrowed approximately $4,900 resulting in a total outstanding balance of approximately $8,100 under the China Credit Agreement through August 11, 2014.

Subsequent to June 30, 2014, the Company obtained a mortgage on its corporate headquarters property for approximately $33,900.  The mortgage has a fixed interest rate of 4.928%.  The loan is amortized for a 30 year period.  The loan will mature and have a balloon payment due in 15 years.  The loan will be used for working capital and other general corporate purposes. The mortgage contains financial covenants which include:  the asset coverage ratio must be greater than 1.10 to 1.00; the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations.

(5)              Commitments and Contingencies

The Company is currently involved in various legal claims arising in the ordinary course of business.  Management does not believe that the disposition of these matters, whether individually or in the aggregate, will have a material effect on the Company’s financial position or results of operations.

Contingent Consideration.  In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of June 30, 2014, the remaining contingent consideration payment, which has no maximum, is 40.0% of the Sanuk brand gross profit in calendar year 2015.

As of June 30, 2014 and March 31, 2014, contingent consideration for the acquisition of the Sanuk brand of approximately $28,000 is included within long-term liabilities in the condensed consolidated balance sheets.  Refer to note 3 for further information on the contingent consideration amounts.

In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000.  As of June 30, 2014 and March 31, 2014, contingent consideration for the acquisition of the Hoka brand of approximately $1,600 and $1,800, respectively, is included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheets.  Refer to note 3 for further information on the contingent consideration amounts.

Future Capital Commitments. As of June 30, 2014, the Company had approximately $21,000 of material commitments for future capital expenditures primarily related to equipment costs of its new distribution center.

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
Three Months Ended June 30, 2014 and 2013
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

(6)      Stockholders’ Equity

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

The Company has elected to grant nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the employee recipients to receive shares of common stock in the Company upon vesting of the NSUs.  The vesting of most NSUs is subject to achievement of certain performance targets.  During the three months ended June 30, 2014, the Company granted approximately 35,000 NSUs at a weighted-average grant date fair value of $86.03 per share, as well as approximately 19,000 time-based equity awards at a weighted-average grant date fair value of $78.78 per share under the 2006 Plan. The NSUs will vest in equal one-third installments at the end of each of the three years after the performance goal has been achieved, and the time-based equity awards have no Company performance targets and will vest in equal annual installments over a three year period. The vesting schedule for these awards was established to encourage officers and key employees to remain with our Company for the long-term. As of June 30, 2014, future unrecognized compensation cost for these NSU and time-based equity awards, excluding estimated forfeitures, is approximately $4,300. As of June 30, 2014, the Company believed that the achievement of at least the threshold performance objective of the NSU awards was probable, and therefore recognized compensation expense accordingly for these awards.

On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements,

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  There was no stock repurchased during the three months ended June 30, 2014.  As of June 30, 2014, the Company had repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share, leaving the remaining approved amount at approximately $79,300.

Subsequent to June 30, 2014, the Company granted approximately 105,000 NSUs at a weighted-average grant date fair value of $82.85 per share, as well as approximately 4,000 time-based equity awards at a weighted-average grant date fair value of $82.85 per share under the 2006 Plan. Future unrecognized compensation cost for these awards, excluding estimated forfeitures, is approximately $9,000.

(7)                Foreign Currency Exchange Contracts and Hedging

As of June 30, 2014, the Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $64,000, held by four counterparties and had non-designated derivative contracts with notional amounts totaling approximately $34,000, held by one counterparty. At March 31, 2014, the Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $64,000, held by four counterparties. At June 30, 2014, the outstanding contracts were expected to mature over the next 6 months.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives.  During the three months ended June 30, 2014, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2014.  The effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) (OCI/L) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of June 30, 2014, the total amount in accumulated other comprehensive income (loss) (AOCI/L) (see note 8) was expected to be reclassified into income within the next 9 months.

The following table summarizes the effect of foreign exchange contracts designated as cash flow hedging relationships on the condensed consolidated financial statements:

For the Three Months Ended June 30,	Amount of Gain (Loss) Recognized in OCI/L on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI/L into Income (Effective Portion)	Reclassified from AOCI/L into Income (Effective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain (Loss) from Amount Excluded from Effectiveness Testing
2014	$(823)	Net sales	$(13)	SG&A	$(35)
2013	$2,154	Net sales	$—	SG&A	$(5)

The following table summarizes the effect of foreign exchange contracts not designated as hedging instruments on the condensed consolidated financial statements:

For the Three Months Ended June 30,	Location of Gain (Loss) Recognized in Income (Loss) on Derivatives	Amount of Gain (Loss) Recognized in Income (Loss) on Derivatives
2014	SG&A	$(81)
2013	SG&A	$—

Subsequent to June 30, 2014, the Company entered into a non-designated derivative contract, held by a counterparty to one of its designated hedging instruments, with a notional amount totaling approximately $10,000.

(8)                    Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	June 30, 2014	March 31, 2014
Unrealized loss on foreign currency hedging, net of tax	$(1,019)	$(759)
Cumulative foreign currency translation adjustment, net of tax	(808)	(1,284)
Accumulated other comprehensive loss	$(1,827)	$(2,043)

(9)                    Net Loss per Share

Basic net loss per share represents net loss divided by the weighted-average number of common shares outstanding for the period.  Diluted net loss per share represents net loss divided by the weighted-average number of common shares outstanding, including the dilutive impact of potential issuances of common stock.  The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended June 30,
	2014	2013
Weighted-average shares used in basic computation	34,626,000	34,452,000
Dilutive effect of stock-based awards*	—	—
Weighted-average shares used for diluted computation	34,626,000	34,452,000

*Excluded NSUs	377,000	523,000
*Excluded restricted stock units (RSUs)	729,000	671,000
*Excluded outside director restricted stock awards (RSAs)	7,000	—
*Excluded stock appreciation rights (SARs)	730,000	730,000
*Excluded options	—	8,000

* For the three months ended June 30, 2014 and 2013, the Company excluded all NSUs, RSUs, RSAs and SARs from the diluted net loss per share computation because they were antidilutive due to the net loss during the period.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	Three Months Ended June 30,
	2014	2013
Net sales to external customers:
UGG wholesale	$74,193	$62,366
Teva wholesale	35,665	28,748
Sanuk wholesale	32,329	27,786
Other wholesale	11,825	7,978
E-Commerce	15,427	10,736
Retail stores	42,030	32,471
	$211,469	$170,085
Income (loss) from operations:
UGG wholesale	$2,693	$(510)
Teva wholesale	4,782	2,149
Sanuk wholesale	6,905	6,489
Other wholesale	(4,011)	(2,489)
E-Commerce	809	1,669
Retail stores	(15,851)	(9,818)
Unallocated overhead costs	(45,809)	(40,241)
	$(50,482)	$(42,751)

Inter-segment sales from the Company’s wholesale segments to the Company’s E-Commerce and retail stores segments are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.  Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to the E-Commerce and retail stores segments.

Business segment asset information is summarized as follows:

	June 30, 2014	March 31, 2014
Total assets for reportable segments:
UGG wholesale	$333,116	$153,341
Teva wholesale	61,489	81,766
Sanuk wholesale	219,127	214,627
Other wholesale	40,344	41,281
E-Commerce	4,569	3,129
Retail stores	144,474	160,535
	$803,119	$654,679

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	June 30, 2014	March 31, 2014
Total assets for reportable segments	$803,119	$654,679
Unallocated cash and cash equivalents	158,226	245,088
Unallocated deferred tax assets	39,483	38,933
Other unallocated corporate assets	167,785	125,504
Consolidated total assets	$1,168,613	$1,064,204

The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	June 30, 2014	March 31, 2014
US	$150,337	$148,178
All other countries*	37,467	36,392
Total	$187,804	$184,570

*  No other country’s long-lived assets comprised more than 10% of total long-lived assets as of June 30, 2014 and March 31, 2014.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 37.5% and 35.3% of the Company’s total net sales for the three months ended June 30, 2014 and 2013, respectively.  For the three months ended June 30, 2014 and 2013, no single foreign country comprised more than 10% of total net sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of net sales for either the three months ended June 30, 2014 or 2013.  As of June 30, 2014 and March 31, 2014, the Company had one customer representing 11.1% and 11.8% of net trade accounts receivable, and a second customer representing 10.4% and 11.4% of net trade accounts receivable, respectively.

The Company’s production is concentrated at a limited number of independent contractor factories.  Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia, Europe and the US. The source for other materials used by the Company is concentrated in China and Vietnam. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.  The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company’s control.  Further, the price of sheepskin is impacted by demand, industry, and competitors.

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts that are with third party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation insurance limits.  While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  As of June 30, 2014, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions.  These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets.  As of June 30, 2014, the Company had experienced no loss or lack of access to its invested cash and cash equivalents.  The Company’s cash and cash equivalents are as follows:

	June 30, 2014	March 31, 2014
Money market fund accounts	$63,221	$143,816
Cash	95,005	101,272
Total Cash and Cash Equivalents	$158,226	$245,088

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

You should read this report in its entirety, together with our Annual Report on Form 10-K for the fiscal year (FY) ended December 31, 2013 filed with the SEC on March 3, 2014 (Annual Report), and the documents that we file as exhibits to these reports and the documents that we incorporate by reference in these reports, with the understanding that our future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements and we expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of the New York Stock Exchange.

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

•
The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant fluctuations in the price of sheepskin as the demand from competitors for this material has changed. However, our sheepskin costs are expected to decrease for the fiscal year ending March 31, 2015 compared to the trailing twelve months ended March 31, 2014 due to the increased use of UGGpureTM, real wool woven into a durable backing used as an alternative to table grade sheepskin, in select linings and foot beds.

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
UGG Brand Overview
The UGG brand is one of the most iconic and recognized brands in the global footwear industry and highlights our successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world the UGG brand has proven to be a highly resilient line of premium footwear, with an expanding product offering and a growing global audience that attracts women, men and children. UGG brand footwear continually earns media exposure from numerous outlets both organically and from strategic public relations efforts, including an increasing amount of exposure internationally. The UGG brand has invested in creating holistic, impactful integrated campaigns across paid, earned and owned media channels, including digital, social, out-of-home (OOH) and print, which are globally scalable, contributing to broader public awareness of the brand.
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

•
Growing Direct-to-Consumer platform and enhanced OmniChannel capabilities that enable us to increasingly engage existing and prospective consumers in a more connected environment to introduce our evolving product lines;

•	Product customization with our UGG by You program allows for a deeper connection with the brand and products;

•	Focus on mobile consumers with responsive site design providing shoppers access to the brand from their mobile device;

•	Year-round holistic paid advertising approach for women, men and kids in targeted high-end print, out-of-home, digital and social media;

•	Holiday focused advertising campaign to drive important seasonal sales;

•	Continued creation of targeted UGG for Men campaigns featuring brand ambassador Tom Brady;

•	Targeted E-Commerce based marketing to existing and prospective consumers through integrated outreach including email blasts, interactive site design and search engine optimization based content;

•	Continued partnership with high-end retailers such as Nordstrom;

•	Expanded product assortments from existing accounts;

•	Adoption by high-profile celebrities as a favored footwear brand;

•	Continued media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

•	Increased exposure to the brand driven by our concept stores that showcase all of our product offerings;

•	Continued expansion of worldwide retail through new UGG stores; and

•	Continued geographic expansion through our UGG concept and outlet stores globally.
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
Sanuk Brand Overview
The Sanuk brand was founded 16 years ago, and from its origins in the Southern California surf culture, has grown into a global brand with an expanding consumer audience and growing presence in the casual canvas and sandals categories. The Sanuk brand’s use of unexpected materials and unconventional constructions combined with its fun and funky branding has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga MatTM sandal collection and the patented SIDEWALK SURFERS®.  We believe that the Sanuk brand provides substantial growth opportunities, especially within the casual canvas markets, supporting our strategic initiatives spanning new product launches, OmniChannel development and global expansion.  However, we cannot assure investors that our efforts to grow the brand will be successful.
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
E-Commerce Overview
Our E-Commerce business, which sells all of our brands, allows us to build our relationship with the consumer and is a key component of our integrated OmniChannel strategy. E-Commerce enables us to meet the growing demand for our products, sell the products at retail prices, and provide significant incremental operating income. The E-Commerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments. Our websites also drive wholesale and distributor sales through brand awareness and directing consumers to retailers that carry our brands, including our own retail stores. In recent years, our E-Commerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.
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
Retail Stores Overview

Our retail stores are predominantly UGG concept stores and UGG outlet stores. In 2013 we expanded our fleet and opened our first Sanuk (two concept, one outlet) stores. Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. In addition, our UGG concept stores allow us to showcase our entire product line including footwear, accessories, handbags, home, outerwear, lounge and retail exclusive items; whereas, a wholesale account may not represent all of these categories. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line product, and products made specifically for the outlet stores. Within our OmniChannel strategy, we believe that consumers try on product in our retail stores, perform further online research and order product online and, conversely, E-Commerce fuels our retail locations. As a result, we believe that our stores and websites are interconnected in a way that will allow us to view them on a combined basis. Further, our stores will allow the consumer to buy through our E-Commerce channel using internet capable devices in our stores.
As of June 30, 2014, we had a total of 126 retail stores worldwide. These stores are company-owned and operated. During the remainder of fiscal year 2015, we plan to open additional retail stores worldwide.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30 and December 31 and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31 and June 30 of each year.  Our other brands do not have a significant seasonal impact.

In February 2014, our Board of Directors approved a change in our fiscal year end from December 31 to March 31. The change is intended to better align our planning, financial and reporting functions with the seasonality of our business.

The following table summarizes our quarterly net sales and income (loss) from operations:

	FY 2015
	Quarter Ended June 30, 2014	Quarter Ending September 30, 2014	Quarter Ending December 31, 2014	Quarter Ending March 31, 2015
Net sales	$211,469
Loss from operations	$(50,482)

		CY 2013		FY 2014
	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013	Quarter Ended March 31, 2014
Net sales	$170,085	$386,725	$736,048	$294,716
(Loss) Income from operations	$(42,751)	$46,497	$201,499	$(408)

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2014		2013		Change
	Amount	%	Amount	%	Amount	%
Net sales	$211,469	100.0%	$170,085	100.0%	$41,384	24.3%
Cost of sales	124,697	59.0	100,253	58.9	24,444	24.4
Gross profit	86,772	41.0	69,832	41.1	16,940	24.3
Selling, general and administrative expenses	137,254	64.9	112,583	66.2	24,671	21.9
Loss from operations	(50,482)	(23.9)	(42,751)	(25.1)	(7,731)	(18.1)
Other expense, net	288	0.1	301	0.2	(13)	(4.3)
Loss before income taxes	(50,770)	(24.0)	(43,052)	(25.3)	(7,718)	(17.9)
Income tax benefit	(13,708)	(6.5)	(13,777)	(8.1)	69	0.5
Net loss	$(37,062)	(17.5)%	$(29,275)	(17.2)%	$(7,787)	(26.6)%

Overview.  Overall net sales increased for all distribution channels of all segments. The increase in loss from operations resulted primarily from higher selling, general and administrative expenses.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended June 30,
			Change
	2014	2013	Amount	%
Net sales by location:
US	$132,252	$110,111	$22,141	20.1%
International	79,217	59,974	19,243	32.1
Total	$211,469	$170,085	$41,384	24.3%
Net sales by brand and distribution channel:
UGG:
Wholesale	$74,193	$62,366	$11,827	19.0%
E-Commerce	8,373	5,860	2,513	42.9
Retail stores	40,775	32,195	8,580	26.7
Total	123,341	100,421	22,920	22.8
Teva:
Wholesale	35,665	28,748	6,917	24.1
E-Commerce	3,351	2,458	893	36.3
Retail stores	243	22	221	1,004.5
Total	39,259	31,228	8,031	25.7
Sanuk:
Wholesale	32,329	27,786	4,543	16.3
E-Commerce	2,709	2,088	621	29.7
Retail stores	942	218	724	332.1
Total	35,980	30,092	5,888	19.6
Other:
Wholesale	11,825	7,978	3,847	48.2
E-Commerce	994	330	664	201.2
Retail stores	70	36	34	94.4
Total	12,889	8,344	4,545	54.5
Total	$211,469	$170,085	$41,384	24.3%

Total E-Commerce	$15,427	$10,736	$4,691	43.7%

Total Retail stores	$42,030	$32,471	$9,559	29.4%

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
The increase in overall net sales was primarily due to an increase in our UGG brand sales through our wholesale channel and retail stores as well as an increase in our Teva brand wholesale sales. Other increases in net sales include Sanuk brands sales through the wholesale channel, other brand sales through the wholesale channel and UGG brand sales through our E-Commerce sites. On a constant currency basis, net sales increased by 23.8% to approximately $210,000. We experienced an increase in the number of pairs sold across all segments, primarily in the Sanuk brand wholesale, Teva brand wholesale, UGG brand wholesale and retail stores segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 28.3% to approximately 5.9 million pairs sold for the three months ended June 30, 2014 from approximately 4.6 million pairs for the three months ended June 30, 2013.

Wholesale net sales of our UGG brand increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in the weighted-average wholesale selling price.  The decrease in average selling price was primarily due to a shift in the proportion of distributor sales to the sum of wholesale and distributor sales as distributor sales carry lower price points.  For UGG wholesale net sales, the increase in volume had an impact of approximately $15,000 and the decrease in average selling price had an impact of approximately $3,000.

Wholesale net sales of our Teva brand increased primarily due to an increase in volume of pairs sold, partially offset by a slight decrease in the weighted-average wholesale selling price per pair.  The slight decrease in average selling price was primarily due to a shift in product mix. For Teva wholesale net sales, the increase in volume had an impact of approximately $7,000 and the decrease in average selling price had no material impact.

Wholesale net sales of our Sanuk brand increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in the weighted-average wholesale selling price per pair. The decrease in average selling price was primarily due to a shift in product mix.  For Sanuk wholesale net sales, the increase in volume of pairs sold had an impact of approximately $7,000 and the decrease in average selling price had an impact of approximately $2,000.

Wholesale net sales of our other brands increased primarily due to an increase in the volume of pairs sold as well as an increase in the weighted-average wholesale selling price per pair. The increase in the average selling price was primarily due to a shift in the proportion of Hoka brand sales to the sum of other brands sales as the Hoka brand carries higher average price points. For other brand wholesale net sales, the increase in volume of pairs sold had an impact of approximately $3,000 and the increase in average selling price had an impact of approximately $1,000.

Net sales of our E-Commerce business increased primarily due to an increase in the number of pairs sold as well as a slight increase in the weighted-average selling price per pair. For E-Commerce net sales, the increase in volume had an impact of approximately $4,000 and the change in average selling price had no material impact on sales.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 37 new stores opened since June 30, 2013. Over half of these new stores were in Asia, primarily in China and Japan, with the remaining new stores in the US and Europe. Foreign currency exchange rate fluctuations did not have a material impact on our retail stores sales. Same store sales for the thirteen weeks ended June 29, 2014 decreased by 2.8% compared to the same period in 2013.  For retail same store sales, we experienced a decrease in weighted-average selling price of approximately $4,000 partially offset by an increase in volume of approximately $3,000. As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.

International sales, which are included in the segment sales above, for all of our products combined increased by 32.1% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. On a constant currency basis, international sales increased by 30.5% to approximately $78,000. International sales represented 37.5% and 35.3% of worldwide net sales for the three months ended June 30, 2014 and 2013, respectively.  The increase in international sales as a percentage of worldwide net sales was primarily due to the continued growth in our UGG brand's international distributor sales of approximately $10,000 and retail business of approximately $5,000.

Foreign loss before income taxes was $22,468 and $12,898 and worldwide loss before income taxes was $50,770 and $43,052 for the three months ended June 30, 2014 and 2013, respectively. Foreign loss before income taxes represented 44.3% and 30.0% of worldwide loss before income taxes for the three months ended June 30, 2014 and 2013, respectively. The increase in foreign loss before income taxes as a percentage of worldwide loss before income taxes was primarily due to an increase in foreign operating expenses of approximately $16,000, which are primarily related to the expansion of our international retail and E-Commerce operations.

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

Gross Profit.  As a percentage of net sales, gross margin was comparable to the same period in 2013 and was negatively impacted by an increase in distributor sales as a percentage of combined wholesale and distributor sales, which carry lower margins than our wholesale sales.  Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the fiscal year ending March 31, 2015 compared to the fiscal year ended December 31, 2013, primarily due to reduced sheepskin prices, the increased use of UGGpure and an increase in the proportion of E-Commerce and retail stores sales, which generally carry higher margins than wholesale sales.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•	increased retail costs of approximately $11,000, largely related to 37 new retail stores that were not open as of June 30, 2013 and related corporate infrastructure;

•	increased expenses of approximately $4,000 for marketing and promotions, largely related to the Hoka and UGG brands;

•	increased information technology costs of approximately $3,000 related to accelerating the expense for certain assets that will no longer be used;

•	increased E-Commerce costs of approximately $3,000, largely related to the international expansion of our E-Commerce business and increased expenses related to marketing and advertising.
Loss from Operations.  Refer to note 10 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating loss by segment:

	Three Months Ended June 30,
			Change
	2014	2013	Amount	%
UGG wholesale	$2,693	$(510)	$3,203	628.0%
Teva wholesale	4,782	2,149	2,633	122.5
Sanuk wholesale	6,905	6,489	416	6.4
Other wholesale	(4,011)	(2,489)	(1,522)	(61.1)
E-Commerce	809	1,669	(860)	(51.5)
Retail stores	(15,851)	(9,818)	(6,033)	(61.4)
Unallocated overhead costs	(45,809)	(40,241)	(5,568)	(13.8)
Total	$(50,482)	$(42,751)	$(7,731)	(18.1)%

Loss from operations increased due to increased SG&A expenses, as well as the negative impact of foreign currency exchange rate fluctuations.  On a constant currency basis, loss from operations increased by 15.3% to approximately $49,000.

The increase in income from operations of UGG brand wholesale was the result of a 3.6 percentage point increase in gross margin primarily due to the impact of decreased closeout sales, partially offset by an increase in operating expenses of approximately $2,000.

The increase in income from operations of Teva brand wholesale was primarily the result of the increase in net sales as well as a decrease in operating expenses of approximately $1,000.

The increase in income from operations of Sanuk brand wholesale was primarily the result of the increase in net sales offset by a 5.1 percentage point decrease in gross margin as well as increased operating expenses of approximately $500. The decrease in gross margin was primarily due to a shift in sales mix as well as an increased impact from closeout sales.

The increase in loss from operations of our other brands wholesale was primarily the result of an increase in operating expenses of approximately $3,000, partially offset by the increase in net sales as well as a 2.9 percentage point increase in gross margin. The increase in gross margin was primarily due to a shift in sales mix.

The decrease in income from operations of our E-Commerce business was primarily due to an increase in operating expenses of approximately $3,000, partially offset by the increase in net sales. The increase in operating expenses was primarily due to the international expansion of our E-Commerce business and increased expenses related to marketing and advertising.

Loss from operations of our retail store business, which primarily relates to the UGG brand, increased primarily due to increased operating expenses of approximately $11,000 largely related to our new store openings and related corporate infrastructure.  These results were partially offset by increased gross profit of approximately $5,000.

The increase in unallocated overhead costs was primarily due to increased information technology costs, recruitment fees and depreciation on our corporate headquarters.

Other Expense, Net.  Other expense, net was comparable to the prior year period.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax benefit and effective income tax rates were as follows:

	Three Months Ended June 30,
	2014	2013
Income tax benefit	$(13,708)	$(13,777)
Effective income tax rate	27.0%	32.0%

The decrease in the effective tax rate was primarily due to a change in the jurisdictional mix of expected annual pre-tax income. Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of June 30, 2014, we had approximately $43,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We anticipate our effective tax rate for the fiscal year ending March 31, 2015 to be lower than the full year rate of 29.1% for the fiscal year ended December 31, 2013.

Net Loss.  We incurred an increase in net loss as a result of the items discussed above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our guarantee contracts. See “Contractual Obligations” below.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and, as needed, the credit available under our Amended and Restated Credit Agreement.  In an economic recession or under other adverse economic conditions, our cash generated from operations may decline, and we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, or renew or access our existing credit.  These factors may impact our working capital reserves and have a material adverse effect on our business.

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

The following table summarizes our cash flows and working capital:

	Three Months Ended June 30,
			Change
	2014	2013	Amount	%
Net cash used in operating activities	$(64,959)	$(13,189)	$(51,770)	(392.5)%
Net cash used in investing activities	$(18,734)	$(17,561)	$(1,173)	(6.7)%
Net cash (used in) provided by financing activities	$(3,632)	$14,631	$(18,263)	(124.8)%

	June 30, 2014	March 31, 2014	Change
			Amount	%
Cash and cash equivalents	$158,226	$245,088	$(86,862)	(35.4)%
Trade accounts receivable	130,691	106,199	24,492	23.1
Inventories	355,979	211,519	144,460	68.3
Prepaid expenses	13,319	12,067	1,252	10.4
Other current assets	27,872	27,118	754	2.8
Income taxes receivable	17,070	—	17,070	*
Deferred tax assets	22,421	21,871	550	2.5
Total current assets	725,578	623,862	101,716	16.3

Short-term borrowings	3,248	6,702	(3,454)	(51.5)
Trade accounts payable	217,257	76,139	141,118	185.3
Other current liabilities	39,087	39,374	(287)	(0.7)
Total current liabilities	259,592	122,215	137,377	112.4

Net working capital	$465,986	$501,647	$(35,661)	(7.1)%

* Calculation of percentage change is not meaningful.

Cash from Operating Activities.  Net cash used in operating activities increased primarily due to an increase in inventories and trade accounts receivable. The increase in inventory was primarily related to expected future sales and the timing of our inventory purchases and payments. The change in trade accounts receivable was primarily related to increased wholesale sales in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  This increase in cash used in operating activities was partially offset by an increase in trade accounts payable, primarily due to the timing of inventory purchases and payments. Net working capital decreased as of June 30, 2014 from March 31, 2014, primarily as a result of increased trade accounts payable, decreased cash and cash equivalents and increased income taxes receivable, partially offset by higher inventories and higher trade accounts receivable. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover increased to 7.3 times in the twelve months ended June 30, 2014 from 6.6 times for the twelve months ended June 30, 2013, primarily due to lower average accounts receivable balances, as well as increased wholesale sales. The lower average accounts receivable balances were primarily due to improved cash collections.

Inventory turnover increased to 2.7 times for the twelve months ended June 30, 2014 compared to 2.3 times for the twelve months ended June 30, 2013, primarily due to increased sales as well as lower average inventory levels during the twelve months ended June 30, 2014 compared to the twelve months ended June 30, 2013.  The lower average inventory balances were primarily attributed to an improvement in inventory management and a decrease in sheepskin costs.

Cash from Investing Activities.  Net cash used in investing activities for the three months ended June 30, 2014 resulted from the purchases of property and equipment. The capital expenditures were primarily related to purchases of computer hardware and software, the build out of retail stores, and infrastructure improvements to support our OmniChannel transformation and international expansion. For the three months ended June 30, 2013, net cash used in investing activities resulted primarily from the purchases of property and equipment. The capital expenditures included the build out of new retail stores and our corporate facilities, and purchases of computer hardware and software.

As of June 30, 2014, we had approximately $21,000 of material commitments for future capital expenditures primarily related to equipment costs of our new distribution center. We estimate that the capital expenditures for the next twelve months including the aforementioned commitments will be approximately $100,000. We anticipate these expenditures will primarily include information technology and related infrastructure improvements to support our OmniChannel transformation and international expansion, the build out of retail stores and equipment costs of our new distribution center. The actual amount of capital expenditures for the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the three months ended June 30, 2014, net cash used in financing activities was comprised primarily of repayments of short-term borrowings as well as contingent consideration paid related to our Hoka acquisition.  For the three months ended June 30, 2013, net cash provided by financing activities was comprised primarily of short-term borrowings, partially offset by repayments of short-term borrowings as well as cash used to pay for shares withheld for taxes from employee stock unit vestings.

In June 2012, our Board of Directors approved a stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  There was no stock repurchased during the three months ended June 30, 2014.  As of June 30, 2014, we have repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66, leaving the remaining approved amount at approximately $79,300.

In August 2011, we entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto.  In August 2012 we amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility.  In June 2013 we amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants including an increase in the maximum amount permitted to be spent on the headquarters building from $75,000 to $80,000.  In August 2013 one of our subsidiaries entered into a new credit agreement in China (China Credit Facility).  Refer to note 4 and to our accompanying condensed consolidated financial statements for further information on our Amended and Restated Credit Agreement and China Credit Facility.  At June 30, 2014, we had no outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100, leaving an unused balance of approximately $399,900 under the Amended and Restated Credit Agreement.  At June 30, 2014, we had approximately $3,200 of outstanding borrowings under the China Credit Facility. Subsequent to June 30, 2014, we borrowed approximately $4,900 resulting in a total outstanding balance of approximately $8,100 under the China Credit Agreement through August 11, 2014. As of June 30, 2014, we were in compliance with all covenants and we remain in compliance as of the date of this report.

Subsequent to June 30, 2014, we obtained a mortgage on its corporate headquarters property for approximately $33,900.  The mortgage has a fixed interest rate of 4.928%.  The loan is amortized for a 30 year period.  The loan will mature and have a balloon payment due in 15 years.  The loan will be used for working capital and other general corporate purposes. The mortgage contains financial covenants which include:  the asset coverage ratio must be greater than 1.10 to 1.00; the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations.

Contractual Obligations.  There were no material changes to the contractual obligations or contingent consideration liabilities reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 3, 2014, other than those which occurred in the ordinary course of business.

We believe that internally generated funds, the available borrowings under our existing credit facilities, mortgage proceeds, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months and the foreseeable future.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, the impact of commodity costs including for sheepskin, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to generate returns on our acquisitions of businesses, and market volatility, among others.  See Part II, Item 1A, “Risk Factors” for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Amended and Restated Credit Agreement.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  Additional indebtedness could further result in incurring additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

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

Recent Accounting Pronouncement

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The new standard is effective for us on April 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin.  The supply of sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required.  There have been significant changes in the price of sheepskin in recent years as the demand from our competitors, as well as the demand from our customers, for this commodity has changed.  Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, global economic conditions, and additional factors which are not considered predictable or within our control.  We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices.  The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our condensed consolidated balance sheets.  In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.

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

We currently utilize forward contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, for a portion of the amounts we expect to purchase and sell in foreign currencies. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. We do not use foreign currency contracts for trading purposes. As of June 30, 2014, our hedging contracts had notional amounts totaling approximately $98,000.  These contracts were held by five counterparties and were expected to mature over the next 6 months. Based upon sensitivity analysis as of June 30, 2014, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $7,000. Subsequent to June 30, 2014, we entered into a hedging contract with a notional amount totaling approximately $10,000.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our Asian and European operations.  Approximately $40,000, or 19.0%, of our total net sales for the three months ended June 30, 2014 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into

US dollars.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At June 30, 2014, we had no outstanding borrowings under the Amended and Restated Credit Agreement. At June 30, 2014, we had approximately $3,200 of outstanding borrowings under the China Credit Facility. Interest is based on the People’s Bank of China rate, which was 6.0% at June 30, 2014. Subsequent to June 30, 2014, we borrowed approximately $4,900 resulting in a total outstanding balance of approximately $8,100 under the China Credit Agreement through August 11, 2014.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                       Legal Proceedings

On May 31, 2012, a purported shareholder class action lawsuit was filed in the United States District Court for the Central District of California against the Company and certain of its officers. On August 1, 2012, a similar purported shareholder class action lawsuit was filed in the United States District Court for the District of Delaware against the Company and certain of its officers.  These actions were purportedly brought on behalf of purchasers of the Company’s publicly traded securities between October 27, 2011 and April 26, 2012 and alleged violations of the federal securities laws. Both cases were dismissed with prejudice, and no appeal was taken from either dismissal.

On July 17, 2012 and July 26, 2012, two purported shareholder derivative lawsuits were filed in the California Superior Court for the County of Santa Barbara against our Board of Directors and several of our officers. The Company was named as nominal defendant. Plaintiffs in the state derivative actions allege, among other things, that the Board allowed certain officers to make allegedly false and misleading statements. The complaints include claims for breach of fiduciary duties, mismanagement, waste of corporate assets, insider trading, unjust enrichment, and violations of the California Corporations Code. The complaints seek compensatory damages, disgorgement, and other relief.  The actions were consolidated on September 13, 2012, and the Plaintiffs filed a consolidated complaint on November 20, 2012. On March 21, 2013, the Company’s demurrer to the consolidated complaint was sustained with leave to amend.  The Plaintiffs did not timely amend the consolidated complaint and a final judgment and order of dismissal with prejudice was entered on May 6, 2013.  Plaintiffs filed an appeal on May 22, 2013, and the appellate court is scheduled to hear oral arguments by the parties on August 13, 2014.

As part of our policing program for our intellectual property rights, from time to time, we file lawsuits in the US and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution, and state or foreign law claims.  At any given point in time, we may have a number of such actions pending.  These actions often result in seizure of counterfeit merchandise or out of court settlements with defendants or both.  From time to time, we are subject to claims where plaintiffs will raise, or defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual properties, including our trademark registration for UGG.  We also are aware of many instances throughout the world in which a third party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva, UGG, and Sanuk products.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  There was no stock repurchased during the three months ended June 30, 2014. As of June 30, 2014, we repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share, leaving the remaining approved amount at approximately $79,300.  The purchases were funded from available working capital.

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
*101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date:	August 11, 2014	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)