Form 10-Q
period 2014-09-30
DECKERS OUTDOOR CORP
filed 2014-11-10
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014

Common Stock, $0.01 par value	34,635,916

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except par value)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$114,651	$245,088
Trade accounts receivable, net of allowances of $19,613 and $15,569 as of September 30, 2014 and March 31, 2014, respectively	264,920	106,199
Inventories	481,651	211,519
Prepaid expenses	16,663	12,067
Other current assets	35,453	27,118
Income taxes receivable	4,302	—
Deferred tax assets	20,742	21,871
Total current assets	938,382	623,862
Property and equipment, net of accumulated depreciation of $116,648 and $103,090 as of September 30, 2014 and March 31, 2014, respectively	202,777	184,570
Goodwill	127,934	127,934
Other intangible assets, net of accumulated amortization of $32,457 and $26,026 as of September 30, 2014 and March 31, 2014, respectively	96,018	91,411
Deferred tax assets	16,556	17,062
Other assets	20,336	19,365
Total assets	$1,402,003	$1,064,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$154,606	$6,702
Trade accounts payable	215,055	76,139
Accrued payroll	25,389	22,927
Other accrued expenses	16,136	11,624
Income taxes payable	2,763	2,908
Value added tax (VAT) payable	7,085	1,915
Total current liabilities	421,034	122,215

Mortgage payable	33,408	—
Other long-term liabilities	51,554	53,140

Commitments and contingencies (note 5)

Stockholders’ equity:
Common stock, $0.01 par value; authorized 125,000 shares; issued and outstanding 34,636 and 34,624 shares as of September 30, 2014 and March 31, 2014, respectively	346	346
Additional paid-in capital	153,280	146,731
Retained earnings	747,483	743,815
Accumulated other comprehensive loss	(5,102)	(2,043)
Total stockholders’ equity	896,007	888,849
Total liabilities and equity	$1,402,003	$1,064,204
See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales	$480,273	$386,725	$691,742	$556,810
Cost of sales	256,400	219,833	381,097	320,086
Gross profit	223,873	166,892	310,645	236,724
Selling, general and administrative expenses	164,290	120,395	301,544	232,978
Income from operations	59,583	46,497	9,101	3,746
Other expense (income), net:
Interest income	(30)	(7)	(84)	(16)
Interest expense	2,000	1,067	2,438	1,447
Other, net	(29)	(265)	(125)	(335)
Total other expense (income), net	1,941	795	2,229	1,096
Income before income taxes	57,642	45,702	6,872	2,650
Income tax expense (benefit)	16,912	12,642	3,204	(1,135)
Net income	40,730	33,060	3,668	3,785
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on foreign currency hedging	1,701	(1,772)	1,441	(1,982)
Foreign currency translation adjustment	(4,976)	2,898	(4,500)	1,809
Total other comprehensive (loss) income	(3,275)	1,126	(3,059)	(173)
Comprehensive income	$37,455	$34,186	$609	$3,612

Net income per share:
Basic	$1.18	$0.96	$0.11	$0.11
Diluted	$1.17	$0.95	$0.10	$0.11
Weighted-average common shares outstanding:
Basic	34,632	34,496	34,629	34,474
Diluted	34,954	34,794	34,941	34,796

 See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,668	$3,785
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	24,773	18,439
Change in fair value of contingent consideration	(1,987)	(148)
Provision for doubtful accounts, net	1,069	68
Deferred tax provision	1,152	(449)
Stock compensation	6,933	7,417
Other	2,695	1,119
Changes in operating assets and liabilities:
Trade accounts receivable	(158,662)	(101,730)
Inventories	(269,488)	(186,300)
Prepaid expenses and other current assets	(11,235)	(10,572)
Income tax receivable	(4,305)	(3,997)
Other assets	(607)	(4,358)
Trade accounts payable	138,252	86,816
Contingent consideration	(177)	—
Accrued expenses	7,401	16,635
Income taxes payable	787	(570)
Long-term liabilities	361	2,614
Net cash used in operating activities	(259,370)	(171,231)
Cash flows from investing activities:
Purchases of property and equipment	(38,490)	(43,656)
Purchases of intangibles and other assets, net	(9,489)	(701)
Net cash used in investing activities	(47,979)	(44,357)
Cash flows from financing activities:
Cash paid for shares withheld for taxes	(643)	(3,041)
Excess tax benefits from stock compensation	261	763
Contingent consideration and deferred payments paid	(115)	—
Proceeds from issuance of short-term borrowing	150,784	276,458
Cash paid for repayment of short-term borrowings	(3,458)	(41,000)
Proceeds from mortgage loan	33,931	—
Mortgage loan origination costs	(338)	—
Repayment of mortgage principal	(37)	—
Net cash provided by financing activities	180,385	233,180

Effect of exchange rates on cash	(3,473)	1,924
Net change in cash and cash equivalents	(130,437)	19,516
Cash and cash equivalents at beginning of period	245,088	64,591
Cash and cash equivalents at end of period	$114,651	$84,107
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$5,095	$2,340
Interest	$641	$1,261
Non-cash investing and financing activities:
Accruals for purchases of property and equipment	$6,905	$6,381
Accruals for asset retirement obligations	$286	$26
Accruals for shares withheld for taxes	$—	$1,658

See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2014 and 2013
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

In July 2014, the Company acquired its UGG brand distributor that sold to retailers in Germany and now operates a wholesale business in Germany through the newly acquired subsidiary. The acquisition included certain intangible and tangible assets and the assumption of liabilities. The purchase price of the acquisition was not material to the Company’s condensed consolidated financial statements.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2014 and 2013
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

(2)    Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill, Net	Other Intangible Assets, Net
Balance at March 31, 2014	$127,934	$91,411
Purchase of intangible assets	—	12,472
Amortization expense	—	(6,194)
Changes in foreign currency exchange rates	—	(1,671)
Balance at September 30, 2014	$127,934	$96,018

The Company’s goodwill by segment is as follows:

	September 30, 2014	March 31, 2014
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	7,889	7,889
Total	$127,934	$127,934

(3)                    Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses, other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable and VAT payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, other than contingent consideration, recalculated using current interest rates, would not significantly differ from the recorded amounts.  The fair value of the contingent consideration related to acquisitions and of the Company's derivatives are measured and recorded at fair value on a recurring basis.  Changes in fair value resulting from either accretion or changes in discount rates or in the expectations of achieving the performance targets are recorded in selling, general and administrative expenses (SG&A). The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis.  For each plan year, on behalf of the Company, the Company’s Board of Directors (the Board) may, but is not required to, contribute any amount it desires to any participant under this program.  The Company’s contribution will be determined by the Board annually, most likely in the quarter ending March 31.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program.  The assets of the trust are reported in other assets on the Company’s condensed consolidated balance sheets.  All amounts deferred are presented in long-term liabilities in the condensed consolidated balance sheets.

The inputs used in measuring fair value are prioritized into the following hierarchy:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2014 and 2013
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

The table below summarizes the Company’s financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair value at September 30,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$5,051	$5,051	$—	$—
Nonqualified deferred compensation liability	$(5,051)	$(5,051)	$—	$—
Designated derivatives assets	$1,038	$—	$1,038	$—
Non-designated derivatives assets	$3,433	$—	$3,433	$—
Contingent consideration for acquisition of business	$(27,500)	$—	$—	$(27,500)

	Fair value at March 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$4,534	$4,534	$—	$—
Nonqualified deferred compensation liability	$(4,534)	$(4,534)	$—	$—
Designated derivatives liability	$(832)	$—	$(832)	$—
Contingent consideration for acquisition of business	$(30,000)	$—	$—	$(30,000)

The Level 2 inputs consist of forward spot rates at the end of the reporting period (see note 7).

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.

Sanuk®

The estimated fair value of the contingent consideration attributable to our Sanuk® (Sanuk) brand acquisition is based on the Sanuk brand's estimated future gross profit in calendar year 2015, using a probability weighted average sales forecast to determine a best estimate of gross profit.  The estimated sales forecast includes a compound annual growth rate (CAGR) of 15.0% from calendar year 2013 through calendar year 2015.  The gross profit forecast for calendar year 2015 is approximately $71,000, which is then used to apply the contingent consideration percentage in accordance with the applicable agreement.  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  The Company’s use of different estimates and assumptions could produce different estimates of the value of the contingent consideration.  For example, a 5.0% change in the estimated CAGR would change the total liability balance at September 30, 2014 by approximately $2,000.

Hoka One One®

In connection with the Company’s acquisition of the Hoka One One® (Hoka) brand, the purchase price includes contingent consideration with maximum payments of $2,000, which is based on the Hoka brand’s net sales for calendar years 2013 through 2017. The Company estimates future net sales using a probability weighted average sales forecast to determine a

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

best estimate.  The Company’s use of different estimates and assumptions is not expected to have a material impact to the value of the contingent consideration.

Refer to note 5 for further information on the contingent consideration arrangements.

The following table presents a reconciliation of the Level 3 measurement:

Balance at March 31, 2014	$30,000
Payments	(300)
Change in fair value	(2,200)
Balance at September 30, 2014	$27,500

(4)      Notes Payable and Long Term Debt

At September 30, 2014, the Company had outstanding borrowings of $146,000 under the Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100.  As a result, the unused balance under the Amended and Restated Credit Agreement was approximately $253,900 at September 30, 2014.  After applying the asset coverage ratio and adjusted leverage ratio, the amount available to borrow at September 30, 2014 was approximately $231,200. Subsequent to September 30, 2014, the Company borrowed $49,000 and repaid $13,000 resulting in a total outstanding balance of $182,000 under the Amended and Restated Credit Agreement through November 10, 2014.

At September 30, 2014, the Company had approximately $8,100 of outstanding borrowings under the China Credit Facility. Interest is based on the People’s Bank of China rate, which was 6.0% at September 30, 2014. Subsequent to September 30, 2014, the Company repaid approximately $3,200, resulting in a total outstanding balance of approximately $4,900 under the China Credit Agreement through November 10, 2014.

In July 2014, the Company obtained a mortgage secured by its corporate headquarters property for approximately $33,900.  At September 30, 2014 the outstanding balance under the mortgage was approximately $33,900. The mortgage has a fixed interest rate of 4.928%.  Payments include interest and principal in an amount that will amortize the principal balance over a 30 year period.  Minimum principal payments over the next 5 years are approximately $2,700. The loan will mature and have a balloon payment due in 15 years of approximately $23,400.  The mortgage contains financial covenants which include:  the asset coverage ratio must be greater than 1.10 to 1.00; the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations.

(5)              Commitments and Contingencies

The Company is currently involved in various legal claims arising in the ordinary course of business.  Management does not believe that the disposition of these matters, whether individually or in the aggregate, will have a material effect on the Company’s financial position or results of operations.

Contingent Consideration.  In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of September 30, 2014, the remaining contingent consideration payment, which has no maximum, is 40.0% of the Sanuk brand gross profit in calendar year 2015.

As of September 30, 2014 and March 31, 2014, contingent consideration for the acquisition of the Sanuk brand of approximately $25,800 and $28,000, respectively, is included within long-term liabilities in the condensed consolidated balance sheets.  Refer to note 3 for further information on the contingent consideration amounts.

In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000.  As of September 30, 2014 and March 31, 2014, contingent consideration for the acquisition

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

of the Hoka brand of approximately $1,700 and $1,800, respectively, is included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheets.  Refer to note 3 for further information on the contingent consideration amounts.

Future Capital Commitments. As of September 30, 2014, the Company had approximately $12,000 of material commitments for future capital expenditures primarily related to equipment costs of its new distribution center and tenant improvements for new office space in Japan.

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

The Company has ongoing income tax examinations in various state and foreign tax jurisdictions.  During the three months ended September 30, 2014, the Company recorded an accrual for uncertain tax positions of approximately $2,000. In addition, an accrual for interest and potential penalties of approximately $1,100 was recorded. The accrual relates to tax positions taken in prior years that are subject to examination.  The Company records accruals relating to interest and potential penalties related to income tax matters within interest expense. It is reasonably possible that approximately $300 of uncertain tax positions will be settled within the next 12 months.

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
Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

The Company has elected to grant nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the employee recipients to receive shares of common stock in the Company upon vesting of the NSUs.  The vesting of most NSUs is subject to achievement of certain performance targets.  During the three months ended September 30, 2014, the Company granted approximately 108,000 NSUs at a weighted-average grant date fair value of $83.34 per share, as well as approximately 4,000 time-based equity award units at a weighted-average grant date fair value of $82.85 per share under the 2006 Plan. During the six months ended September 30, 2014, the Company granted approximately 143,000 NSUs at a weighted-average grant date fair value of $83.99 per share, as well as approximately 22,000 time-based equity award units at a weighted-average grant date fair value of $79.47 per share under the 2006 Plan. The NSUs will vest in equal one-third installments at the end of each of the three years after the performance goal has been achieved, and the time-based equity award units have no Company performance targets and will vest in equal annual installments over a three year period. The vesting schedule for these awards was established to encourage officers and key employees to remain with the Company for the long-term. As of September 30, 2014, future unrecognized compensation cost for these NSUs and time-based equity award units, excluding estimated forfeitures, was approximately $12,400. As of September 30, 2014, the Company believed that the achievement of at least the threshold performance objective of the NSU awards was probable, and therefore recognized compensation expense accordingly for these awards.

On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

In September 2014, the Board of Directors of the Company approved a long-term incentive award (2015 LTIP Awards) under its 2006 Equity Incentive Plan. The shares under these awards will be available for issuance to current and future members of the Company's leadership team, including the Company's named executive officers. Each recipient will receive a specified maximum number of restricted stock units (RSUs), each of which will represent the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The awards will vest on March 31, 2017 only if the Company meets certain revenue targets ranging between approximately $2,155,000 and approximately $2,447,000 and certain EBITDA targets ranging between approximately $336,000 and approximately $394,000 for the fiscal year ending March 31, 2017. No vesting of any 2015 LTIP Awards will occur if either of the threshold performance criteria is not met for the year ending March 31, 2017. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this new program, the Company granted awards that contain a maximum amount of approximately 160,000 RSUs during the quarter ended September 30, 2014. The average grant date fair value of these RSUs was $98.29 per share. As of September 30, 2014, based on the Company's current long-range forecast, the Company believed that the achievement of at least the threshold performance objectives of these awards was probable, and therefore the Company recognized compensation expense accordingly. The amount recognized during the three and six months ended September 30, 2014 was not material to the Company's condensed consolidated financial statements.

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  There was no stock repurchased during the three months ended September 30, 2014.  As of September 30, 2014, the Company had repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share, leaving the remaining approved amount at approximately $79,300.

Subsequent to September 30, 2014, the Company granted approximately 7,500 time-based equity award units at a weighted-average grant date fair value of $87.89 per share. Future unrecognized compensation cost for these awards, excluding estimated forfeitures, is approximately $650.

Subsequent to September 30, 2014, the Company repurchased approximately 157,000 shares under the stock repurchase program approved in June 2012 for approximately $13,300, or an average price of $84.69 per share, leaving the remaining approved amount at approximately $66,000.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

(7)                Foreign Currency Exchange Contracts and Hedging

As of September 30, 2014, the Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $39,000, held by three counterparties and had non-designated derivative contracts with notional amounts totaling approximately $45,000, held by three counterparties. At March 31, 2014, the Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $64,000, held by four counterparties. At September 30, 2014, the outstanding contracts were expected to mature over the next 3 months.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives.  During the three and six months ended September 30, 2014, the ineffective portion relating to these hedges was not material and the hedges remained effective as of September 30, 2014.  The effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) (OCI/L) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of September 30, 2014, the total amount in accumulated other comprehensive income (loss) (AOCI/L) (see note 8) was expected to be reclassified into income within the next 6 months.

The following table summarizes the effect of foreign exchange contracts designated as cash flow hedging relationships on the condensed consolidated financial statements:

For the Six Months Ended September 30,	Amount of Gain (Loss) Recognized in OCI/L on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI/L into Income (Effective Portion)	Reclassified from AOCI/L into Income (Effective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain (Loss) from Amount Excluded from Effectiveness Testing
2014	$1,625	Net sales	$(299)	SG&A	$(70)
2013	$(2,583)	Net sales	$597	SG&A	$21

The following table summarizes the effect of foreign exchange contracts not designated as hedging instruments on the condensed consolidated financial statements:

For the Six Months Ended September 30,	Location of Gain (Loss) Recognized in Income (Loss) on Derivatives	Amount of Gain (Loss) Recognized in Income (Loss) on Derivatives
2014	SG&A	$3,433
2013	SG&A	$(32)

(8)                    Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	September 30, 2014	March 31, 2014
Unrealized gain (loss) on foreign currency hedging, net of tax	$682	$(759)
Cumulative foreign currency translation adjustment, net of tax	(5,784)	(1,284)
Accumulated other comprehensive loss	$(5,102)	$(2,043)

(9)                    Net Income per Share

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period.  Diluted net income per share represents net income divided by the weighted-average number of common shares outstanding, including the dilutive impact of potential issuances of common stock.  The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Weighted-average shares used in basic computation	34,632,000	34,496,000	34,629,000	34,474,000
Dilutive effect of stock-based awards*	322,000	298,000	312,000	322,000
Weighted-average shares used for diluted computation	34,954,000	34,794,000	34,941,000	34,796,000

*Excluded NSUs	143,000	274,000	143,000	274,000
*Excluded RSUs	888,000	639,000	888,000	639,000
*Excluded stock appreciation rights (SARs)	525,000	525,000	525,000	525,000

* The share-based awards that were excluded from the dilutive effect were excluded because necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through the three and six months ended September 30, 2014 and 2013, respectively. The excluded awards include the maximum amounts achievable for these awards.

(10) Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies in the Annual Report, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments.  The Company evaluates segment performance primarily based on net sales and income (loss) from operations.  The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and other brands, its E-Commerce business and its retail store business.  The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies.  The E-Commerce and retail store segments are managed separately because they are Direct-to-Consumer sales, while the brand segments are wholesale sales.  The income (loss) from operations for each of the segments includes only those costs that are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment.  The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others. During the three months ended September 30, 2014, the Company converted seven of its retail stores in China to partner retail stores, whereby, upon conversion, the stores became wholly-owned and operated by local, third party companies within China.  These conversions included the assignment of the lease and the sale of both the Company's on-hand inventory and store leasehold improvements to the operator.  As of the date of conversion, partner retail stores sales are included in the UGG brand wholesale segment and not included in the retail stores segment.

The Company’s other brands include Ahnu®, Hoka One One® (Hoka), MOZO® and TSUBO®.  The wholesale operations of the Company’s other brands are included as one reportable segment, other wholesale, presented in the figures below.  Business segment information is summarized as follows:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales to external customers:
UGG wholesale	$339,799	$273,677	$413,992	$336,043
Teva wholesale	17,603	15,893	53,268	44,641
Sanuk wholesale	15,955	16,649	48,284	44,435
Other wholesale	22,117	12,993	33,942	20,971
E-Commerce	21,604	14,884	37,031	25,620
Retail stores	63,195	52,629	105,225	85,100
	$480,273	$386,725	$691,742	$556,810
Income (loss) from operations:
UGG wholesale	$123,670	$82,256	$126,363	$81,746
Teva wholesale	(310)	(1,366)	4,472	783
Sanuk wholesale	2,684	3,657	9,589	10,146
Other wholesale	(571)	(189)	(4,582)	(2,678)
E-Commerce	7,441	2,678	8,250	4,347
Retail stores	(7,114)	(2,260)	(22,965)	(12,078)
Unallocated overhead costs	(66,217)	(38,279)	(112,026)	(78,520)
	$59,583	$46,497	$9,101	$3,746

Inter-segment sales from the Company’s wholesale segments to the Company’s E-Commerce and retail stores segments are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.  Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to the E-Commerce and retail stores segments.

Business segment asset information is summarized as follows:

	September 30, 2014	March 31, 2014
Total assets for reportable segments:
UGG wholesale	$617,013	$153,341
Teva wholesale	41,445	81,766
Sanuk wholesale	202,451	214,627
Other wholesale	48,974	41,281
E-Commerce	5,530	3,129
Retail stores	158,058	160,535
	$1,073,471	$654,679

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	September 30, 2014	March 31, 2014
Total assets for reportable segments	$1,073,471	$654,679
Unallocated cash and cash equivalents	114,651	245,088
Unallocated deferred tax assets	37,298	38,933
Other unallocated corporate assets	176,583	125,504
Consolidated total assets	$1,402,003	$1,064,204

The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	September 30, 2014	March 31, 2014
US	$166,080	$148,178
All other countries*	36,697	36,392
Total	$202,777	$184,570

*  No other country’s long-lived assets comprised more than 10% of total long-lived assets as of September 30, 2014 and March 31, 2014.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Canada, Australia, Asia, and Latin America, among other regions.  International sales were 39.8% and 38.3% of the Company’s total net sales for the three months ended September 30, 2014 and 2013, respectively.  International sales were 39.1% and 37.3% of the Company’s total net sales for the six months ended September 30, 2014 and 2013, respectively.  For the six months ended September 30, 2014 and 2013, no single foreign country comprised more than 10% of total net sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of net sales for either the six months ended September 30, 2014 or 2013.  As of September 30, 2014, the Company had one customer representing 11.0% of net trade accounts receivable. As of March 31, 2014, the Company had one customer representing 11.8% of net trade accounts receivable, and a second customer representing 11.4% of net trade accounts receivable.

The Company’s production is concentrated at a limited number of independent contractor factories in Asia.  Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom (UK). The other materials used by the Company in production are sourced in Asia. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.  The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company’s control.  Further, the price of sheepskin is impacted by demand, industry, and competitors.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions.  These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets.  As of September 30, 2014, the Company had experienced no loss or lack of access to cash in its operating accounts, invested cash, and cash equivalents.  The Company’s cash and cash equivalents are as follows:

	September 30, 2014	March 31, 2014
Money market fund accounts	$65,668	$143,816
Cash	48,983	101,272
Total Cash and Cash Equivalents	$114,651	$245,088

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

Overview
We are a global leader in designing, marketing and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities.  We market our products primarily under three proprietary brands:

•	UGG®: Premier brand in luxurious comfort footwear, handbags, apparel, home and cold weather accessories;

•	Teva®: Born from the outdoors, active lifestyle footwear for the adventurous spirit; and

•	Sanuk®: Innovative action sport footwear brand rooted in the surf community.
In addition to our primary brands, our other brands include Ahnu®, an active lifestyle brand that is rooted with a yoga-inspired mindset; Hoka One One® (Hoka), a line of footwear for all capacities of runner designed with a unique performance midsole geometry, oversized midsole volume and active foot frame; MOZO®, a line of footwear crafted for culinary professionals that redefines the industry dress code; and TSUBO®, a line of mid and high-end dress and dress casual footwear that incorporates style, function and maximum comfort.
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

•
The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant fluctuations in the price of sheepskin as the demand from competitors for this material has changed. However, our sheepskin costs are expected to decrease for the fiscal year ending March 31, 2015 compared to the trailing twelve months ended March 31, 2014 due to lower pricing negotiated through our sheepskin contracts as well as the increased use of UGGpureTM, real wool woven into a durable backing used as an alternative to table grade sheepskin, in select products, primarily in linings and footbeds.

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

•	Consumers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market category creators and leaders.

•	Consumers have become increasingly focused on luxury and comfort, seeking out products and brands that are fashionable while still comfortable.

•	There is an emerging sustainable lifestyle movement happening all around the world, and consumers are demanding that brands and companies become more environmentally and socially responsible.

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
UGG Brand Overview
The UGG brand is one of the most iconic and recognized brands in the global footwear industry and highlights our successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world the UGG brand has proven to be a highly resilient line of premium footwear, with an expanding product offering and a growing global audience that attracts women, men and children. Our recent launch of I Heart UGG®, our new tween/teen line that brings together the iconic feel of UGG with spirited, youthful designs in footwear, apparel and accessories, has expanded our presence in our core heritage category by introducing our products to a new group of consumers. UGG brand footwear continually earns media exposure from numerous outlets both organically and from strategic public relations efforts, including an increasing amount of exposure internationally. The UGG brand has invested in creating holistic, impactful integrated campaigns across paid, earned and owned media channels, including mobile, digital, social, out-of-home (OOH) and print, which are globally scalable, contributing to broader public awareness of the brand.
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

•	Product customization with our UGG by You program allows for a deeper connection with the brand and products;

•	Focus on mobile consumers with responsive site design providing shoppers access to the brand from their mobile device;

•	Year-round holistic paid advertising approach for women, men and kids in targeted digital, high-end print, OOH, digital and across multiple social platforms;

•	Holiday and Winter focused advertising campaign to drive important seasonal sales;

•	Continued creation of targeted UGG for Men campaigns featuring brand ambassador Tom Brady;

•	Targeted E-Commerce based marketing to existing and prospective consumers through integrated outreach including email blasts, interactive site design and search engine optimization based content;

•	Continued partnership with high-end retailers such as Nordstrom;

•	Expanded product assortments from existing accounts;

•	Adoption by high-profile celebrities as a favored footwear brand;

•	Continued media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

•	Increased exposure to the brand driven by our concept stores that showcase all of our product offerings;

•	Continued expansion of worldwide retail through new UGG stores; and

•	Continued geographic expansion through our UGG concept and outlet stores globally.
We believe the luxurious comfort of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our strategy seeks to prolong the longevity of the brand by offering a broader product line suitable for wear in a variety of climates and occasions and by presenting UGG as a global, premium lifestyle brand and limiting distribution to selected higher-end retailers. As part of this strategy, we have increased our product offering, including growing transitional collections and our spring line, an expanded men’s line, a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as home, handbags, cold weather accessories, and apparel. We have also recently expanded our marketing and promotional efforts, which we believe has contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification will also help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.
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
We believe that Teva’s Originals collection is a key platform in driving market penetration for the brand. In the US, our focus will be to bolster our leadership position in sandals and grow our market share through casual category extensions. Globally, we expect that the Originals collection will establish Teva’s beachhead across the warm-weather climates of Asia and Latin America, setting the foundation to support future core lifestyle collections within these regions.
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
Sanuk Brand Overview
The Sanuk brand was founded 16 years ago, and from its origins in the Southern California surf culture, has grown into a global brand with an expanding fanbase and growing presence in the casual sneaker and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions combined with its fun and funky branding has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga MatTM sandal collection and the patented SIDEWALK SURFERS®.  We believe that the Sanuk brand provides substantial growth opportunities, especially within the casual sneaker markets, supporting our strategic initiatives spanning new product launches, OmniChannel development and global expansion.  However, we cannot assure investors that our efforts to grow the brand will be successful.
Other Brands Overview

Our other brands consist of Ahnu, Hoka, MOZO and TSUBO. Our other brands are all sold through most of our distribution channels, with the majority sold through wholesale channels.
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
The Hoka brand focuses on designing shoes with a unique performance midsole geometry, oversized midsole volume and an active foot frame. We believe runners from around the world are experiencing the benefits of Hoka brand products. These shoes are used by marathon runners, and even ultra-marathon runners as well as every day runners to enjoy running.
MOZO creates footwear for culinary professionals that redefines the industry dress code. Crafted for the most discerning of palates, MOZO shoes blend function, performance, and style. Each product is lightweight, durable, comfortable, and easy to clean. MOZO footwear is designed for casual, every day wear and built to challenge any culinary environment so you never have to compromise your personal style to perform at your very best. MOZO shoes are sold through food service equipment and supply distributors and online at Zappos.com and Amazon.com. Beginning in July 2014, MOZO products have become available at an increasing number of footwear retailers nationwide.
TSUBO, meaning pressure point in Japanese, is marketed as high-end casual footwear for men and women. The brand is the synthesis of ergonomics and style, with a full line of sport and dress casuals, boots, sandals and heels constructed to provide consumers with contemporary footwear that incorporates style, function, and maximum comfort. Our efforts are focused on positioning the TSUBO brand as the premium footwear solution for people in the city. We are continuing to create products to address consumers' unique needs of all-day comfort, innovative style, and superior quality.
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
Retail Stores Overview
Our retail stores are predominantly UGG concept stores and UGG outlet stores. In 2013 we expanded our fleet and opened our first Sanuk (two concept, one outlet) stores and in 2014 we opened our first I Heart UGG store. Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. In addition, our UGG concept stores allow us to showcase our entire product line including footwear, accessories, handbags, home, outerwear, lounge and retail exclusive items; whereas, a wholesale account may not represent all of these categories. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line product, and products made specifically for the outlet stores. Within our OmniChannel strategy, we believe that consumers try on product in our retail stores, perform further online research and order product online and, conversely, E-Commerce fuels our retail locations. As a result, we believe that our stores and websites are interconnected in a way that will allow us to view them on a combined basis. Further, our stores will allow the consumer to buy through our E-Commerce channel using internet capable devices in our stores.
As of September 30, 2014, we had a total of 130 retail stores worldwide. These stores are company-owned and operated. During the remainder of fiscal year 2015, we plan to open additional retail stores worldwide.  During the three months ended September

30, 2014, we converted seven of our retail stores in China to partner retail stores, whereby, upon conversion, the stores became wholly-owned and operated by local, third party companies within China.  These conversions included the assignment of the lease and the sale of both our on-hand inventory and store leasehold improvements to the operator.  As of the date of conversion, partner retail stores sales are included in our UGG brand wholesale segment and not included in our retail stores segment.

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

The following table summarizes our quarterly net sales and income (loss) from operations:

	FY 2015
	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ending December 31, 2014	Quarter Ending March 31, 2015
Net sales	$211,469	$480,273
(Loss) Income from operations	$(50,482)	$59,583

		CY 2013		FY 2014
	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013	Quarter Ended March 31, 2014
Net sales	$170,085	$386,725	$736,048	$294,716
(Loss) Income from operations	$(42,751)	46,497	$201,499	$(408)

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2014		2013		Change
	Amount	%	Amount	%	Amount	%
Net sales	$480,273	100.0%	$386,725	100.0%	$93,548	24.2%
Cost of sales	256,400	53.4	219,833	56.8	36,567	16.6
Gross profit	223,873	46.6	166,892	43.2	56,981	34.1
Selling, general and administrative expenses	164,290	34.2	120,395	31.2	43,895	36.5
Income from operations	59,583	12.4	46,497	12.0	13,086	28.1
Other expense, net	1,941	0.4	795	0.2	1,146	144.2
Income before income taxes	57,642	12.0	45,702	11.8	11,940	26.1
Income tax expense	16,912	3.5	12,642	3.3	4,270	33.8
Net income	$40,730	8.5%	$33,060	8.5%	$7,670	23.2%

Overview.  Overall net sales increased for all distribution channels of all segments, except for Sanuk brand wholesale. The increase in income from operations resulted from increased sales and gross margin, partially offset by higher selling, general and administrative expenses (SG&A).

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended September 30,
			Change
	2014	2013	Amount	%
Net sales by location:
US	$289,098	$238,777	$50,321	21.1%
International	191,175	147,948	43,227	29.2
Total	$480,273	$386,725	$93,548	24.2%
Net sales by brand and distribution channel:
UGG:
Wholesale	$339,799	$273,677	$66,122	24.2%
E-Commerce	15,181	11,125	4,056	36.5
Retail stores	62,119	52,192	9,927	19.0
Total	417,099	336,994	80,105	23.8
Teva:
Wholesale	17,603	15,893	1,710	10.8
E-Commerce	2,986	2,041	945	46.3
Retail stores	149	109	40	36.7
Total	20,738	18,043	2,695	14.9
Sanuk:
Wholesale	15,955	16,649	(694)	(4.2)
E-Commerce	2,152	1,458	694	47.6
Retail stores	880	293	587	200.3
Total	18,987	18,400	587	3.2
Other:
Wholesale	22,117	12,993	9,124	70.2
E-Commerce	1,285	260	1,025	394.2
Retail stores	47	35	12	34.3
Total	23,449	13,288	10,161	76.5
Total	$480,273	$386,725	$93,548	24.2%

Total E-Commerce	$21,604	$14,884	$6,720	45.1%

Total Retail stores	$63,195	$52,629	$10,566	20.1%

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

The increase in overall net sales was primarily due to an increase in our UGG brand sales through our wholesale channel and retail stores as well as an increase in our other brands wholesale sales. Other increases in net sales include UGG brand sales through our E-Commerce sites, Teva brand sales through the wholesale channel and other brand sales through our E-Commerce sites. On a constant currency basis, net sales increased 23.5% to approximately $478,000. We experienced an increase in the number of pairs sold in all segments, except for Sanuk brand wholesale.  This resulted in an increase in the overall volume of footwear sold for all brands of 20.0% to approximately 7.2 million pairs sold for the three months ended September 30, 2014 from approximately 6.0 million pairs for the three months ended September 30, 2013.

Wholesale net sales of our UGG brand increased primarily due to an increase in the volume of pairs sold as well as an increase in the weighted-average wholesale selling price per pair.  On a constant currency basis, wholesale sales of our UGG brand increased 23.3% to approximately $337,000. The increase in average selling price was primarily due to an increase in wholesale sales of approximately $73,000 combined with a decrease in sales to distributors of approximately $7,000, as selling prices through our wholesale channel are generally higher than selling prices through our distributor channel.  For UGG wholesale net sales, the increase in volume had an impact of approximately $51,000 and the increase in average selling price had an impact of approximately $17,000.

Wholesale net sales of our Teva brand increased primarily due to an increase in the volume of pairs sold as well as a slight increase in the weighted-average wholesale selling price per pair.  For Teva wholesale net sales, the increase in volume had an impact of approximately $2,000 and the increase in average selling price had no material impact.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the weighted-average wholesale selling price per pair as well as a slight decrease in the volume of pairs sold. The decrease in average selling price was primarily due to a shift in product mix.  For Sanuk wholesale net sales, the decrease in average selling price had an impact of approximately $1,000 and the decrease in the volume of pairs sold had no material impact.

Wholesale net sales of our other brands increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in the weighted-average wholesale selling price per pair. The decrease in the average selling price was primarily due to an increased impact of closeout sales as well as a shift in product mix. For other brand wholesale net sales, the increase in volume of pairs sold had an impact of approximately $12,000 and the decrease in average selling price had an impact of approximately $3,000.

Net sales of our E-Commerce business increased primarily due to an increase in the number of pairs sold, partially offset by a slight decrease in the weighted-average selling price per pair. For E-Commerce net sales, the increase in volume had an impact of approximately $6,000 and the decrease in average selling price had no material impact.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 33 new stores opened since September 30, 2013. A large majority of the new stores were in the US and China, with the remaining new stores in Japan, Europe and Canada. Same store sales for the thirteen weeks ended September 28, 2014 decreased by 8.8% compared to the same period in 2013.  The decrease in same store sales is primarily due to a shift in product mix whereby we sold more casual styles, which generally carry lower price points, as compared to the prior year period, as well as above average temperatures in portions of the US and Europe which reduced demand for our cold weather products. For retail same store sales, we experienced a decrease in the weighted-average selling price which had an impact of approximately $5,000 on retail store net sales, partially offset by an increase in the volume of pairs sold which had an impact of approximately $1,000 on retail store net sales. As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.

International sales, which are included in the segment sales above, for all of our products combined increased by 29.2% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. On a constant currency basis, international sales increased by 27.5% to approximately $189,000. International sales represented 39.8% and 38.3% of worldwide net sales for the three months ended September 30, 2014 and 2013, respectively.  The increase in international sales as a percentage of worldwide net sales was primarily due to the continued growth in our UGG brand internationally across all channels of approximately $41,000.

Foreign income before income taxes was $22,910 and $25,618 and worldwide income before income taxes was $57,642 and $45,702 for the three months ended September 30, 2014 and 2013, respectively. Foreign income before income taxes represented 39.7% and 56.1% of worldwide income before income taxes for the three months ended September 30, 2014 and 2013, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes was primarily due to an increase in foreign operating expenses of approximately $33,000 as well as an increase in domestic income before income taxes, partially offset by the increase in international sales as well as a 5.9 percentage point increase in gross margin. The increase in foreign operating expenses were primarily related to the expansion of our international retail and E-Commerce operations.

We expect that our foreign income before income taxes will continue to fluctuate from year to year based on several factors, including our expansion initiatives. In addition, we believe that the continued evolution and geographic scope of the UGG brand, our continuing strategy of enhancing product diversification, and our expected growth in our international retail and E-Commerce business, will result in increases in foreign income before income taxes as a percentage of worldwide income before income taxes in future years.

Gross Profit.  As a percentage of net sales, gross margin increased compared to the same period in 2013 primarily due to an increase in the proportion of wholesales sales versus sales to distributors, partially attributable to the acquisition of our UGG brand distributor in Germany and the corresponding conversion to a wholesale business. Overall wholesale sales increased by approximately $81,000 while overall distributor sales decreased by approximately $5,000. The overall increase in wholesale sales, which generally carry higher margins than distributor sales, had an impact of approximately 3 percentage points. Other factors contributing to the increase in gross margin include reduced sheepskin costs and increased use of UGGpure, real wool woven into a durable backing used as an alternative to table grade sheepskin in select products, primarily in linings and foot beds. Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the fiscal year ending March 31, 2015 compared to the fiscal year ended December 31, 2013, primarily due to the factors discussed above.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•	increased retail costs of approximately $10,000, largely related to 33 new retail stores that were not open as of September 30, 2013 and related corporate infrastructure;

•	increased expenses of approximately $7,000 related to the impact of foreign currency exchange rate fluctuations;

•	increased expenses of approximately $7,000 for marketing and promotions, largely related to the UGG and Hoka brands;

•	increased expenses of approximately $6,000 for corporate infrastructure to support our international wholesale expansion;

•	increased sales and commission expenses of approximately $5,000 driven by the increase in wholesale sales;

•	increased E-Commerce costs of approximately $3,000, largely related to the expansion of our E-Commerce business and increased expenses related to marketing and advertising; and

•	increased amortization expense of approximately $2,000 related to our purchase of intangible assets.

Income (Loss) from Operations.  Refer to note 10 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Three Months Ended September 30,
			Change
	2014	2013	Amount	%
UGG wholesale	$123,670	$82,256	$41,414	50.3%
Teva wholesale	(310)	(1,366)	1,056	77.3
Sanuk wholesale	2,684	3,657	(973)	(26.6)
Other wholesale	(571)	(189)	(382)	(202.1)
E-Commerce	7,441	2,678	4,763	177.9
Retail stores	(7,114)	(2,260)	(4,854)	(214.8)
Unallocated overhead costs	(66,217)	(38,279)	(27,938)	(73.0)
Total	$59,583	$46,497	$13,086	28.1%

Income from operations increased due to the increase in sales and gross margin, partially offset by the increase in SG&A expenses.

The increase in income from operations of UGG brand wholesale was the result of an increase in net sales as well as a 6.7 percentage point increase in gross margin, partially offset by an increase in operating expenses of approximately $6,000 as well as the negative impact of foreign currency rate fluctuations of approximately $1,000. The increase in gross margin was primarily due to an increase in the proportion of wholesale sales versus sales to distributors, as wholesale sales generally carry higher margins. Overall wholesale sales increased by approximately $73,000 while overall distributor sales decreased by approximately $7,000. The change in sales mix was partially due to the acquisition of our UGG brand distributor in Germany and the corresponding conversion to a wholesale business. The increase in gross margin was also attributable to reduced sheepskin costs and increased use of UGGpure, as well as a decreased impact from closeout sales.

The decrease in loss from operations of Teva brand wholesale was primarily the result of a decrease in operating expenses of approximately $1,000 as well as the increase in net sales, partially offset by a 3.3 percentage point decrease in gross margin. The decrease in gross margin was primarily due to the impact of increased closeout sales.

The decrease in income from operations of Sanuk brand wholesale was primarily the result of a 7.1 percentage point decrease in gross margin as well as a decrease in net sales, partially offset by decreased operating expenses of approximately $500. The decrease in gross margin was primarily due to a decrease in margin on closeout sales as well as increased sales discounts.

The increase in loss from operations of our other brands wholesale was primarily the result of an increase in operating expenses of approximately $4,000, partially offset by the increase in net sales.

The increase in income from operations of our E-Commerce business was primarily due to the increase in net sales as well as a decrease in operating expenses of approximately $2,000, partially offset by a 7.6 percentage point decrease in gross margin. The decrease in operating expenses was primarily due to the positive impact of foreign currency exchange rate fluctuations of approximately $5,000, partially offset by an increase of approximately $3,000 largely related to expansion and marketing costs. The decrease in gross margin was primarily due to increased sales discounts.

Loss from operations of our retail store business, which primarily relates to the UGG brand, increased primarily due to increased operating expenses of approximately $10,000 as well as a 4.0 percentage point decrease in gross margin. The increase in operating expenses largely related to our new store openings and related corporate infrastructure.  The decrease in gross margin was primarily due to an increase in the proportion of sales from outlet stores versus concept stores compared to the same period a year ago, as well as increased discounts. These results were partially offset by the increase in net sales.

The increase in unallocated overhead costs was primarily due to the negative impact of foreign currency exchange rate fluctuations of approximately $13,000 and corporate infrastructure of approximately $8,000 to support our international expansion.

Other Expense, Net.  The increase in other expense, net was primarily due to an increase in interest expense.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax expense and effective income tax rates were as follows:

	Three Months Ended September 30,
	2014	2013
Income tax expense	$16,912	$12,642
Effective income tax rate	29.3%	27.7%

The change in the effective tax rate was primarily due to overall tax liabilities of approximately $1,200 recognized during the three months ended September 30, 2014 compared to overall discrete tax benefits of approximately $2,000 recognized during the three months ended September 30, 2013, as well as a change in the jurisdictional mix of expected annual pre-tax income.  Tax liabilities recognized during the three months ended September 30, 2014 relate to provisions recorded for unrecognized tax benefits as well as prior year US federal and state tax adjustments. Discrete tax benefits recognized during the three months ended September 30, 2013 relate to a combination of  prior year US federal, state and foreign tax adjustments. Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of September 30, 2014, we did not have a material amount of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We anticipate our effective tax rate for the fiscal year ending March 31, 2015 to be comparable to the full year rate of 29.1% for the fiscal year ended December 31, 2013.

Net Income.  We incurred an increase in net income as a result of the items discussed above.

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013

The following table summarizes the Company’s results of operations:

	Six Months Ended September 30,
	2014		2013		Change
	Amount	%	Amount	%	Amount	%
Net sales	$691,742	100.0%	$556,810	100.0%	$134,932	24.2%
Cost of sales	381,097	55.1	320,086	57.5	61,011	19.1
Gross profit	310,645	44.9	236,724	42.5	73,921	31.2
Selling, general and administrative expenses	301,544	43.6	232,978	41.8	68,566	29.4
Income from operations	9,101	1.3	3,746	0.7	5,355	143.0
Other expense, net	2,229	0.3	1,096	0.2	1,133	103.4
Income before income taxes	6,872	1.0	2,650	0.5	4,222	159.3
Income tax expense (benefit)	3,204	0.5	(1,135)	(0.2)	4,339	382.3
Net income	$3,668	0.5%	$3,785	0.7%	$(117)	(3.1)%

Overview.  Overall net sales increased for all distribution channels of all segments.  The increase in income from operations resulted from increased sales and gross margin, partially offset by higher SG&A expenses.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Six Months Ended September 30,
			Change
	2014	2013	Amount	%
Net sales by location:
US	$421,350	$348,888	$72,462	20.8%
International	270,392	207,922	62,470	30.0
Total	$691,742	$556,810	$134,932	24.2%
Net sales by brand and distribution channel:
UGG:
Wholesale	$413,992	$336,043	$77,949	23.2%
E-Commerce	23,554	16,986	6,568	38.7
Retail stores	102,894	84,387	18,507	21.9
Total	540,440	437,416	103,024	23.6
Teva:
Wholesale	53,268	44,641	8,627	19.3
E-Commerce	6,337	4,499	1,838	40.9
Retail stores	392	131	261	199.2
Total	59,997	49,271	10,726	21.8
Sanuk:
Wholesale	48,284	44,435	3,849	8.7
E-Commerce	4,861	3,546	1,315	37.1
Retail stores	1,822	510	1,312	257.3
Total	54,967	48,491	6,476	13.4
Other:
Wholesale	33,942	20,971	12,971	61.9
E-Commerce	2,279	589	1,690	286.9
Retail stores	117	72	45	62.5
Total	36,338	21,632	14,706	68.0
Total	$691,742	$556,810	$134,932	24.2%

Total E-Commerce	$37,031	$25,620	$11,411	44.5%

Total Retail stores	$105,225	$85,100	$20,125	23.6%

The increase in overall net sales was primarily due to an increase in our UGG brand sales through our wholesale channel and retail stores as well as an increase in our other brands wholesale sales. Other increases in net sales include Teva brand sales through the wholesale channel, UGG brand sales through our E-Commerce sites, and Sanuk brand sales through the wholesale channel. On a constant currency basis, net sales increased 23.4% to approximately $687,000. We experienced an increase in the number of pairs sold across all segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 23.6% to approximately 13.1 million pairs sold for the six months ended September 30, 2014 from 10.6 million pairs for the six months ended September 30, 2013.

Wholesale net sales of our UGG brand increased primarily due to an increase in the volume of pairs sold as well as an increase in the weighted-average wholesale selling price per pair.  On a constant currency basis, wholesale sales of our UGG brand increased 22.4% to approximately $411,000. The increase in average selling price was primarily due to an increase in wholesale sales of approximately $75,000 versus an increase in sales to distributors of approximately $3,000, as selling prices through our wholesale channel are generally higher than selling prices through our distributor channel.  For UGG wholesale net sales, the increase in volume had an impact of approximately $65,000 and the increase in average selling price had an impact of approximately $14,000.

Wholesale net sales of our Teva brand increased primarily due to an increase in volume of pairs sold, partially offset by a slight decrease in the weighted-average wholesale selling price per pair.  For Teva wholesale net sales, the increase in volume had an impact of approximately $9,000 and the decrease in average selling price had no material impact.

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

Wholesale net sales of our other brands increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in the weighted-average wholesale selling price per pair. The decrease in the average selling price was primarily due to an increased impact from closeout sales as well as a shift in product mix. For other brand wholesale net sales, the increase in volume of pairs sold had an impact of approximately $14,000 and the decrease in average selling price had an impact of approximately $1,000.

Net sales of our E-Commerce business increased primarily due to an increase in the number of pairs sold, partially offset by a slight decrease in the weighted-average selling price per pair.. For E-Commerce net sales, the increase in volume had an impact of approximately $10,000 and the decrease in average selling price had no material impact.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of 33 new stores opened since September 30, 2013. A large majority of the new stores were in the US and China, with the remaining new stores in Japan, Europe and Canada. Same store sales for the twenty-six weeks ended September 28, 2014 decreased by 6.7% compared to the same period in 2013.  The decrease in same store sales is primarily due to a shift in product mix whereby we sold more casual styles, which generally carry lower price points, as compared to the prior year period, as well as above average temperatures in portions of the US and Europe which reduced demand for our cold weather products. For retail same store sales, we experienced a decrease in the weighted-average selling price which had an impact of approximately $7,000 on retail store net sales, partially offset by an increase in the volume of pairs sold which had an impact of approximately $3,000 on retail store net sales. As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.

International sales, which are included in the segment sales above, for all of our products combined increased by 30.0% for the six months ended September 30, 2014 as compared to the six months ended September 30, 2013. On a constant currency basis, international sales increased 27.8% to approximately $266,000. International sales represented 39.1% and 37.3% of worldwide net sales for the six months ended September 30, 2014 and 2013, respectively.  The increase in international sales as a percentage of worldwide net sales was primarily due to the continued growth in our UGG brand internationally across all channels of approximately $57,000.

Foreign income before income taxes was $442 and $12,720 and worldwide income before income taxes was $6,872 and $2,650 for the six months ended September 30, 2014 and 2013, respectively. Foreign income before income taxes represented 6.4% and 480.0% of worldwide income before income taxes for the six months ended September 30, 2014 and 2013, respectively. The decrease in foreign income before income taxes as a percentage of worldwide income before income taxes was primarily due to an increase in foreign operating expenses of approximately $49,000 as well as an increase in domestic income before income taxes, partially offset by the increase in international sales as well as a 3.9 percentage point increase in gross margin. The increase in foreign operating expenses was primarily related to the expansion of our international retail and E-Commerce operations.

We expect that our foreign income before income taxes will continue to fluctuate from year to year based on several factors, including our expansion initiatives. In addition, we believe that the continued evolution and geographic scope of the UGG brand, our continuing strategy of enhancing product diversification, and our expected growth in our international retail and E-Commerce business, will result in increases in foreign income before income taxes as a percentage of worldwide income before income taxes in future years.

Gross Profit.  As a percentage of net sales, gross margin increased compared to the same period in 2013 primarily due to an increase in the proportion of wholesales sales versus sales to distributors, partially attributable to the acquisition of our UGG brand distributor in Germany and the corresponding conversion to a wholesale business. Overall wholesale sales increased by approximately $97,000 while overall distributor sales increased by approximately $6,000. The increase in wholesale sales, which generally carry higher margins than distributor sales, had an impact of approximately 2 percentage points. Other factors contributing to the increase in gross margin include reduced sheepskin costs and increased use of UGGpure. Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the fiscal year ending March 31, 2015 compared to the fiscal year ended December 31, 2013, primarily due to the factors discussed above.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•	increased retail costs of approximately $20,000, largely related to 33 new retail stores that were not open as of September 30, 2013 and related corporate infrastructure;

•	increased expenses of approximately $11,000 for marketing and promotions, largely related to the Hoka and UGG brands;

•	increased expenses of approximately $7,000 for corporate infrastructure to support our international wholesale expansion;

•	increased expenses of approximately $6,000 related to the impact of foreign currency exchange rate fluctuations;

•	increased sales and commission expenses of approximately $5,000 driven by the increase in wholesale sales;

•	increased E-Commerce costs of approximately $5,000, largely related to the expansion of our E-Commerce business and increased expenses related to marketing and advertising;

•	increased information technology costs of approximately $5,000, in part due to accelerating the expense for certain software projects that will not be used;

•	increased amortization expense of approximately $2,000 related to our purchase of intangible assets; and

•	increased depreciation expense of approximately $2,000, largely related to our new corporate headquarters.
Income (Loss) from Operations.  Refer to note 10 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Six Months Ended September 30,
			Change
	2014	2013	Amount	%
UGG wholesale	$126,363	$81,746	$44,617	54.6%
Teva wholesale	4,472	783	3,689	471.1
Sanuk wholesale	9,589	10,146	(557)	(5.5)
Other wholesale	(4,582)	(2,678)	(1,904)	71.1
E-Commerce	8,250	4,347	3,903	89.8
Retail stores	(22,965)	(12,078)	(10,887)	90.1
Unallocated overhead costs	(112,026)	(78,520)	(33,506)	42.7
Total	$9,101	$3,746	$5,355	143.0%

Income from operations increased due to the increase in sales and gross margin, partially offset by the increase in SG&A expenses.

The increase in income from operations of UGG brand wholesale was the result of the increase in net sales as well as a 6.2 percentage point increase in gross margin, partially offset by an increase in operating expenses of approximately $9,000. The increase in gross margin was primarily due to an increase in the proportion of wholesale sales versus sales to distributors, as wholesale sales generally carry higher margins. Overall wholesale sales increased by approximately $75,000 while overall distributor sales increased by approximately $3,000. The change in sales mix was partially due to the acquisition of our UGG brand distributor in Germany and the corresponding conversion to a wholesale business. The increase in gross margin was also attributable to reduced sheepskin costs and increased use of UGGpure, as well as a decreased impact from closeout sales.

The increase in income from operations of Teva brand wholesale was primarily the result of the increase in net sales as well as a decrease in operating expenses of approximately $2,000.

The decrease in income from operations of Sanuk brand wholesale was primarily the result of a 5.7 percentage point decrease in gross margin, partially offset by the increase in net sales. The decrease in gross margin was primarily due to a decrease in margins on closeout sales.

The increase in loss from operations of our other brands wholesale was primarily the result of an increase in operating expenses of approximately $7,000, partially offset by the increase in net sales.

The increase in income from operations of our E-Commerce business was primarily due to the increase in net sales. This increase was partially offset by a 7.0 percentage point decrease in gross margin as well as an increase in operating expenses of approximately $1,000, which includes the positive impact of foreign currency exchange rate fluctuations of approximately $4,000. The decrease in gross margins was primarily due to increased sales discounts.

Loss from operations of our retail store business, which primarily relates to the UGG brand, increased primarily due to increased operating expenses of approximately $20,000 as well as a 3.5 percentage point decrease in gross margin. The increase in operating expenses largely related to our new store openings and related corporate infrastructure.  The decrease in gross margin was primarily due to an increase in the proportion of sales from outlet stores versus concept stores compared to the same period a year ago, as well as increased discounts. These results were partially offset by the increase in net sales.

The increase in unallocated overhead costs was primarily due to the negative impact of foreign currency rate fluctuations of approximately $11,000, corporate infrastructure of approximately $10,000 to support our international expansion and information technology costs of approximately $5,000.

Other Expense, Net.  The increase in other expense, net was primarily due to an increase in interest expense.

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense (benefit) and effective income tax rates were as follows:

	Six Months Ended September 30,
	2014	2013
Income tax expense (benefit)	$3,204	$(1,135)
Effective income tax rate	46.6%	(42.8)%

The change in the effective tax rate was primarily due to overall tax liabilities of approximately $1,200 recognized during the six months ended September 30, 2014 compared to overall discrete tax benefits of approximately $2,000 recognized during the six months ended September 30, 2013, as well as a change in the jurisdictional mix of expected annual pre-tax income.  Tax liabilities recognized during the six months ended September 30, 2014 relate to provisions recorded for unrecognized tax benefits as well as prior year US federal and state tax adjustments. Discrete tax benefits recognized during the six months ended September 30, 2013 relate to a combination of  prior year US federal, state and foreign tax adjustments. Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of September 30, 2014, we did not have a material amount of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We anticipate our effective tax rate for the fiscal year ending March 31, 2015 to be comparable to the full year rate of 29.1% for the fiscal year ended December 31, 2013.

Net Income. We incurred a decrease in net income as a result of the items discussed above.

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

The following table summarizes our cash flows and working capital:

	Six Months Ended September 30,
			Change
	2014	2013	Amount	%
Net cash used in operating activities	$(259,370)	$(171,231)	$(88,139)	(51.5)%
Net cash used in investing activities	$(47,979)	$(44,357)	$(3,622)	(8.2)%
Net cash provided by financing activities	$180,385	$233,180	$(52,795)	(22.6)%

	September 30, 2014	March 31, 2014	Change
			Amount	%
Cash and cash equivalents	$114,651	$245,088	$(130,437)	(53.2)%
Trade accounts receivable	264,920	106,199	158,721	149.5
Inventories	481,651	211,519	270,132	127.7
Prepaid expenses	16,663	12,067	4,596	38.1
Other current assets	35,453	27,118	8,335	30.7
Income taxes receivable	4,302	—	4,302	*
Deferred tax assets	20,742	21,871	(1,129)	(5.2)
Total current assets	938,382	623,862	314,520	50.4

Short-term borrowings	154,606	6,702	147,904	2,206.9
Trade accounts payable	215,055	76,139	138,916	182.5
Other current liabilities	51,373	39,374	11,999	30.5
Total current liabilities	421,034	122,215	298,819	244.5

Net working capital	$517,348	$501,647	$15,701	3.1%

* Calculation of percentage change is not meaningful.

Cash from Operating Activities.  Net cash used in operating activities for the six months ended September 30, 2014 resulted primarily from an increase in inventories and trade accounts receivable. The increase in inventory was primarily related to expected future sales and the timing of our inventory purchases and payments. The change in trade accounts receivable was primarily related to increased wholesale sales in the three months ended September 30, 2014 as compared to the three months ended March 31, 2014.  This increase in cash used in operating activities was partially offset by an increase in trade accounts payable, primarily due to the timing of inventory purchases and payments. Net cash used in operating activities for the six months ended September 30, 2013 resulted primarily from increases in inventories and trade accounts receivable. The increase in inventory was primarily related to expected future sales and the timing of our inventory purchases and payments. The change in trade accounts receivable was primarily related to increased wholesale sales during the three months ended September 30, 2013 as compared to the three months ended March 31, 2013. This increase in cash used in operating activities was partially offset by an increase in trade accounts payable, primarily due to the timing of inventory purchases and payments.

Net working capital increased as of September 30, 2014 from March 31, 2014, primarily as a result of increased inventories and increased trade accounts receivable which were largely offset by increased short-term borrowings, higher trade accounts payable and lower cash and cash equivalents balances. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover increased to 6.5 times in the twelve months ended September 30, 2014 from 5.9 times for the twelve months ended September 30, 2013, primarily due to the increase in wholesale sales having a greater impact than the higher average accounts receivable balances.

Inventory turnover increased to 2.7 times for the twelve months ended September 30, 2014 compared to 2.2 times for the twelve months ended September 30, 2013, primarily due to increased sales as well as lower average inventory levels during the twelve months ended September 30, 2014 compared to the twelve months ended September 30, 2013.  The lower average inventory balances were primarily attributed to an improvement in inventory management and a decrease in sheepskin costs and increased use of UGGpure.

Cash from Investing Activities.  Net cash used in investing activities for the six months ended September 30, 2014 resulted primarily from the purchases of property and equipment and purchase of intangible and other assets, net. The capital expenditures were primarily related to the build out of our distribution center and retail stores, infrastructure improvements to support our OmniChannel transformation and international expansion, and purchases of computer hardware and software. The purchase of intangible and other assets, net was related to the acquisition of our UGG brand distributor that sold to retailers in Germany. For the six months ended September 30, 2013, net cash used in investing activities resulted primarily from the purchases of property and equipment. The capital expenditures included our corporate facilities, the build out of new retail stores, and purchases of computer hardware and software.

As of September 30, 2014, we had approximately $12,000 of material commitments for future capital expenditures primarily related to equipment costs of our new distribution center and tenant improvements for new office space in Japan. We estimate that the capital expenditures for the next twelve months including the aforementioned commitments will be approximately $100,000. We anticipate these expenditures will primarily include information technology and related infrastructure improvements to support our OmniChannel transformation and international expansion, equipment costs of our new distribution center, and the build out of retail stores. The actual amount of capital expenditures for the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the six months ended September 30, 2014, net cash from financing activities was comprised primarily of short-term borrowings provided by our lines of credit and funding received from the mortgage obtained on our corporate headquarters property offset, in part, by repayments of short-term borrowings.  For the six months ended September 30, 2013, net cash provided by financing activities was comprised primarily of short-term borrowings, partially offset by repayments of short-term borrowings as well as cash used to pay for shares withheld for taxes from employee stock unit vestings.

In June 2012, our Board of Directors approved a stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  There was no stock repurchased during the six months ended September 30, 2014.  As of September 30, 2014, we have repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66, leaving the remaining approved amount at approximately $79,300. Subsequent to September 30, 2014, we repurchased approximately 157,000 shares under the stock repurchase program approved in June 2012 for approximately $13,300, or an average price of $84.69 per share, leaving the remaining approved amount at approximately $66,000.

In August 2011, we entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association as the administrative agent, Comerica Bank and HSBC Bank USA, National Association, as syndication agents, and the lenders party thereto.  In August 2012 we amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility.  In June 2013 we amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants including an increase in the maximum amount permitted to be spent on the headquarters building from $75,000 to $80,000.  In August 2013 one of our subsidiaries entered into a new credit agreement in China (China Credit Facility).  Refer to note 4 and to our accompanying condensed consolidated financial statements for further information on our Amended and Restated Credit Agreement and China Credit Facility.  At September 30, 2014, we had $146,000 outstanding borrowings under the Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100, leaving an unused balance of approximately $253,900 under the Amended and Restated Credit Agreement.  Subsequent to September 30, 2014, we borrowed $49,000 and repaid $13,000 resulting in a total outstanding balance of $182,000 under the Amended and Restated Credit Agreement through

November 10, 2014. At September 30, 2014, we had approximately $8,100 of outstanding borrowings under the China Credit Facility. Subsequent to September 30, 2014, we repaid approximately $3,200, resulting in a total outstanding balance of approximately $4,900 under the China Credit Agreement through November 10, 2014. As of September 30, 2014, we were in compliance with all covenants and we remain in compliance as of the date of this report.

In July 2014, we obtained a mortgage on our corporate headquarters property for approximately $33,900.  At September 30, 2014 the outstanding balance under the mortgage is $33,900. The mortgage has a fixed interest rate of 4.928%.  Payments include interest and principal in an amount that will amortize the principal balance over a 30 year period. Minimum principal payments over the next 5 years are approximately $2,700.   The loan will mature and have a balloon payment due in 15 years of approximately $23,400.  The loan will be used for working capital and other general corporate purposes. The mortgage contains financial covenants which include:  the asset coverage ratio must be greater than 1.10 to 1.00; the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations.

Contractual Obligations.  There were no material changes to the contractual obligations or contingent consideration liabilities reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 3, 2014, other than those which occurred in the ordinary course of business and the mortgage secured by our corporate headquarters property referred to in note 4.

We believe that internally generated funds, the available borrowings under our existing credit facilities, mortgage proceeds, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months and the foreseeable future.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, the impact of commodity costs including for sheepskin, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to generate returns on our acquisitions of businesses, and market volatility, among others.  See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Amended and Restated Credit Agreement.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  Additional indebtedness could further result in incurring additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

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

We currently utilize forward contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, for a portion of the amounts we expect to purchase and sell in foreign currencies. As of September 30, 2014, we had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $39,000, held by three counterparties. Based upon sensitivity analysis as of September 30, 2014, a 10.0% change in foreign exchange rates would cause the fair value of these financial instruments to increase or decrease by approximately $4,000. In addition, we had non-designated derivative contracts with notional amounts totaling approximately $45,000, held by three counterparties. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. We do not use foreign currency contracts for trading purposes. All contracts held were expected to mature over the next 3 months.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our European and Asian operations.  Approximately $190,000, or 27.5%, of our total net sales for the six months ended September 30, 2014 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. A 1.0% increase in interest rates on these borrowings during the current period would not have a material impact on income before income taxes. Our China Credit Facility provides for interest on outstanding borrowings at rates based on the People’s Bank of China rate, which was 6.0% at September 30, 2014.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                       Legal Proceedings

On July 17, 2012 and July 26, 2012, two purported shareholder derivative lawsuits were filed in the California Superior Court for the County of Santa Barbara against our Board of Directors and several of our officers. The Company was named as nominal defendant. Plaintiffs in the state derivative actions allege, among other things, that the Board allowed certain officers to make allegedly false and misleading statements. The complaints include claims for breach of fiduciary duties, mismanagement, waste of corporate assets, insider trading, unjust enrichment, and violations of the California Corporations Code. The complaints seek compensatory damages, disgorgement, and other relief.  The actions were consolidated on September 13, 2012, and the Plaintiffs filed a consolidated complaint on November 20, 2012. On March 21, 2013, the Company’s demurrer to the consolidated complaint was sustained with leave to amend.  The Plaintiffs did not timely amend the consolidated complaint and a final judgment and order of dismissal with prejudice was entered on May 6, 2013.  Plaintiffs filed an appeal on May 22, 2013. The court of appeal affirmed the judgment of dismissal on October 2, 2014. Plaintiffs have until November 11, 2014 to petition the court of appeal for a rehearing, and until December 5, 2014 to seek review in the California Supreme Court.

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

Other than the aforementioned matters, there have been no material changes from the legal proceedings disclosed in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  There was no stock repurchased during the three months ended September 30, 2014. As of September 30, 2014, we repurchased approximately 2,765,000 shares under this program, for approximately $120,700, or an average price of $43.66 per share, leaving the remaining approved amount at approximately $79,300.  The purchases were funded from available working capital.

Subsequent to September 30, 2014, the Company repurchased approximately 157,000 shares under the stock repurchase program approved in June 2012 for approximately $13,300, or an average price of $84.69 per share, leaving the remaining approved amount at approximately $66,000.

Item 3.                      Defaults upon Senior Securities

Not applicable

Item 4.                      Mine Safety Disclosures

Not applicable

Item 5.                      Other Information

Not applicable

Item 6.                       Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Term Loan Agreement, dated as of July 9, 2014, by and among Deckers Cabrillo, LLC, as Borrower and California Bank & Trust, as Lender (Exhibit 10.1 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.2
Continuing Guaranty Agreement, dated as of July 9, 2014, by and among Deckers Outdoor Corporation and California Bank & Trust (Exhibit 10.2 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.3
Deed of Trust, Assignment of Leases and Rents and Security Agreement (including Fixture Filing), dated as of July 9, 2014, executed by Deckers Cabrillo, LLC (Exhibit 10.3 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.4	Form of Restricted Stock Unit Award Agreement (2014 LTIP) under 2006 Equity Incentive Plan (Exhibit 10.1 to the Registrant’s Form 8-K filed on September 24, 2014 and incorporated by reference herein)
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date:	November 10, 2014	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)