Form 10-Q
period 2014-12-31
DECKERS OUTDOOR CORP
filed 2015-02-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
or
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2015

Common Stock, $0.01 par value	34,568,408

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except par value)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$369,442	$245,088
Trade accounts receivable, net of allowances ($23,443 at December 31, 2014 and $15,569 at March 31, 2014)	189,548	106,199
Inventories	293,905	211,519
Prepaid expenses	14,934	12,067
Other current assets	54,366	27,118
Deferred tax assets	20,967	21,871
Total current assets	943,162	623,862
Property and equipment, net of accumulated depreciation ($123,299 at December 31, 2014 and $103,090 at March 31, 2014)	216,055	184,570
Goodwill	127,934	127,934
Other intangible assets, net of accumulated amortization ($35,561 at December 31, 2014 and $26,026 at March 31, 2014)	92,033	91,411
Deferred tax assets	16,556	17,062
Other assets	21,101	19,365
Total assets	$1,416,841	$1,064,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,367	$6,702
Trade accounts payable	171,167	76,139
Accrued payroll	27,197	22,927
Other accrued expenses	32,438	11,624
Income taxes payable	46,419	2,908
Value added tax (VAT) payable	12,643	1,915
Total current liabilities	295,231	122,215

Mortgage payable	33,282	—
Other long-term liabilities	55,100	53,140

Commitments and contingencies (note 5)

Stockholders’ equity:
Common stock, $0.01 par value; 125,000 shares authorized; shares issued and outstanding of 34,567 at December 31, 2014 and 34,624 at March 31, 2014	346	346
Additional paid-in capital	154,429	146,731
Retained earnings	890,884	743,815
Accumulated other comprehensive loss	(12,431)	(2,043)
Total stockholders’ equity	1,033,228	888,849
Total liabilities and stockholders' equity	$1,416,841	$1,064,204
See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales	$784,678	$736,048	$1,476,420	$1,292,858
Cost of sales	369,539	359,848	750,636	679,934
Gross profit	415,139	376,200	725,784	612,924
Selling, general and administrative expenses	200,558	174,701	502,102	407,679
Income from operations	214,581	201,499	223,682	205,245
Other expense (income), net:
Interest income	(38)	(18)	(122)	(34)
Interest expense	1,308	1,293	3,746	2,740
Other, net	(5)	(173)	(130)	(508)
Total other expense (income), net	1,265	1,102	3,494	2,198
Income before income taxes	213,316	200,397	220,188	203,047
Income tax expense	56,610	59,500	59,814	58,365
Net income	156,706	140,897	160,374	144,682
Other comprehensive loss, net of tax:
Unrealized (loss) gain on foreign currency hedging	(682)	(34)	759	(2,016)
Foreign currency translation adjustment	(6,647)	(1,892)	(11,147)	(83)
Total other comprehensive loss	(7,329)	(1,926)	(10,388)	(2,099)
Comprehensive income	$149,377	$138,971	$149,986	$142,583

Net income per share:
Basic	$4.54	$4.08	$4.64	$4.19
Diluted	$4.50	$4.04	$4.59	$4.15
Weighted-average common shares outstanding:
Basic	34,537	34,541	34,598	34,496
Diluted	34,853	34,893	34,912	34,855

 See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$160,374	$144,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	37,808	32,469
Change in fair value of contingent consideration	(1,559)	836
Provision for doubtful accounts, net	987	439
Provision for deferred income taxes	1,342	(3,925)
Stock compensation	9,450	10,732
Other	2,835	1,250
Changes in operating assets and liabilities:
Trade accounts receivable	(83,207)	(74,133)
Inventories	(81,742)	(2,496)
Prepaid expenses and other current assets	(29,843)	(51,141)
Income tax receivable	2,303	4,799
Other assets	(1,374)	(4,334)
Trade accounts payable	94,365	93,546
Contingent consideration	(364)	—
Accrued expenses	33,508	42,725
Income taxes payable	44,444	46,121
Long-term liabilities	3,400	4,788
Net cash provided by operating activities	192,727	246,358
Cash flows from investing activities:
Purchases of property and equipment	(66,663)	(67,725)
Purchases of intangibles and other assets, net	(9,489)	(5,368)
Net cash used in investing activities	(76,152)	(73,093)
Cash flows from financing activities:
Cash paid for shares withheld for taxes	(3,956)	(4,932)
Excess tax benefits from stock compensation	1,614	1,801
Cash paid for repurchases of common stock	(13,306)	—
Contingent consideration paid	(115)	—
Proceeds from issuance of short-term borrowing	199,784	310,728
Cash paid for repayment of short-term borrowings	(201,706)	(311,000)
Cash received from issuances of common stock	—	52
Proceeds from mortgage loan	33,931	—
Mortgage loan origination costs	(338)	—
Repayment of mortgage principal	(157)	—
Net cash provided by (used in) financing activities	15,751	(3,351)

Effect of exchange rates on cash	(7,972)	2,620
Net change in cash and cash equivalents	124,354	172,534
Cash and cash equivalents at beginning of period	245,088	64,591
Cash and cash equivalents at end of period	$369,442	$237,125
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4,363	$11,237
Interest	$2,660	$2,518
Non-cash investing and financing activities:
Accruals for purchases of property and equipment	$2,593	$2,283
Accruals for asset retirement obligations	$297	$1,936
Accruals for shares withheld for taxes	$1,713	$3,702
Write-off for shares exercised with a tax deficit	$—	$1,752
See accompanying notes to condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine months ended December 31, 2014 and 2013
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

We sell our brands through quality domestic retailers and international distributors and retailers, as well as directly to end-user consumers through our E-Commerce business and our retail stores.  Independent third parties manufacture all of our products.

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
Three and Nine months ended December 31, 2014 and 2013
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

(2)    Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill, Net	Other Intangible Assets, Net
Balance at March 31, 2014	$127,934	$91,411
Purchase of intangible assets	—	12,472
Amortization expense	—	(9,300)
Changes in foreign currency exchange rates	—	(2,550)
Balance at December 31, 2014	$127,934	$92,033

The Company’s goodwill by segment is as follows:

	December 31, 2014	March 31, 2014
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	7,889	7,889
Total	$127,934	$127,934

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
Three and Nine months ended December 31, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

•
Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The table below summarizes the Company’s financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair value at December 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$5,321	$5,321	$—	$—
Nonqualified deferred compensation liability	$(5,321)	$(5,321)	$—	$—
Contingent consideration for acquisition of business	$(27,700)	$—	$—	$(27,700)

	Fair value at March 31,	Fair Value Measurement Using
	2014	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$4,534	$4,534	$—	$—
Nonqualified deferred compensation liability	$(4,534)	$(4,534)	$—	$—
Designated derivatives liability	$(832)	$—	$(832)	$—
Contingent consideration for acquisition of business	$(30,000)	$—	$—	$(30,000)

The Level 2 inputs consist of forward spot rates at the end of the reporting period (see note 7).

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.

Sanuk®

The estimated fair value of the contingent consideration attributable to our Sanuk® (Sanuk) brand acquisition is based on the Sanuk brand's estimated future gross profit in calendar year 2015, using a probability weighted average sales forecast to determine a best estimate of gross profit.  The estimated sales forecast includes a compound annual growth rate (CAGR) of 14.9% from calendar year 2013 through calendar year 2015.  The gross profit forecast for calendar year 2015 is approximately $71,000, which is then used to apply the contingent consideration percentage in accordance with the applicable agreement.  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  The Company’s use of different estimates and assumptions could produce different estimates of the value of the contingent consideration.  For example, a 5.0% change in the estimated CAGR would change the total liability balance at December 31, 2014 by approximately $2,000.

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

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine months ended December 31, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

Refer to note 5 for further information on the contingent consideration arrangements.

The following table presents a reconciliation of the Level 3 measurement:

Balance at March 31, 2014	$30,000
Payments	(500)
Change in fair value	(1,800)
Balance at December 31, 2014	$27,700

(4)      Notes Payable and Long Term Debt

In August 2011, the Company entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association (JPMorgan) as the administrative agent, Comerica Bank (Comerica) and HSBC Bank USA, National Association (HSBC) as syndication agents, and the lenders party thereto. In August 2012, the Company amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement). In November 2014, the Company amended and restated in its entirety the Amended and Restated Credit Agreement (Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility that contains a $75,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans and matures on November 13, 2019. Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Second Amended and Restated Credit Agreement by up to an additional $200,000, resulting in a maximum available principal amount of $600,000. None of the lenders under the Second Amended and Restated Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments. In addition to allowing borrowings in US dollars, the Second Amended and Restated Credit Agreement provides a $150,000 sublimit for borrowings in Euros, British pounds and any other currency that is subsequently approved by JPMorgan, each lender and the issuing bank. At the Company’s option, revolving loans issued under the Second Amended and Restated Credit Agreement will initially bear interest at either the adjusted London Interbank Offered Rate (LIBOR) for 30 days (0.17% at December 31, 2014) plus 1.25% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.25% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.25% per annum and adjusted LIBOR plus 2.00% per annum (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum), based upon the Company’s total adjusted leverage ratio at such time. In addition, the Company will initially be required to pay fees of 0.175% per annum on the daily amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.175% and 0.30% per annum, based upon the Company’s total adjusted leverage ratio.

The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain immaterial subsidiaries, foreign subsidiaries, foreign subsidiary holding companies and specified excluded subsidiaries) (the Guarantors), and is secured by a first-priority security interest in substantially all of the assets of the Company and the Guarantors, including all or a portion of the equity interests of certain of the Company’s domestic and first-tier foreign subsidiaries.

The Second Amended and Restated Credit Agreement contains financial covenants which include: the total adjusted leverage ratio must not be greater than 3.25 to 1.00; the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00; and other customary limitations. The Second Amended and Restated Credit Agreement contains certain other covenants which include: the maximum amount paid for capital expenditures may not exceed $110,000 per year if the total adjusted leverage ratio is equal to or exceeds 2.75 to 1.00; the maximum additional unsecured debt may not exceed $200,000; the Company may not have aggregate ERISA events that are considered materially adverse; the Company may not have a change of control (as defined in the Second Amended and Restated Credit Agreement); and no restrictions on dividends, share repurchases or acquisitions if the total adjusted leverage ratio does not exceed 2.75 to 1.00.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine months ended December 31, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

At December 31, 2014, the Company had no outstanding borrowings under the Second Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100.  As a result, the unused balance and the amount available to borrow after applying the total adjusted leverage ratio under the Second Amended and Restated Credit Agreement was approximately $399,900 at December 31, 2014.  In August 2012, the Company incurred approximately $1,700 of deferred financing costs which were included in prepaid expenses and amortized over the term of the Amended and Restated Credit Agreement using the straight-line method. In November 2014, the Company incurred approximately $800 of additional deferred financing costs which were combined with the remaining unamortized balance from the Amended and Restated Credit Agreement included in prepaid expenses. The combined amount is being amortized over the term of the Second Amended and Restated Credit Agreement using the straight-line method.

In October 2014, the China Credit Facility was amended (Amended China Credit Facility) to include, among other things, an extension of the aggregate period of borrowing from 12 months to 18 months. At December 31, 2014, the Company had approximately $4,900 of outstanding borrowings under the Amended China Credit Facility. Interest is based on the People’s Bank of China rate, which was 5.6% at December 31, 2014.

In July 2014, the Company obtained a mortgage secured by its corporate headquarters property for approximately $33,900.  At December 31, 2014 the outstanding balance under the mortgage was approximately $33,800, which includes approximately $500 in short-term borrowings and approximately $33,300 in mortgage payable in the condensed consolidated balance sheet. The mortgage has a fixed interest rate of 4.928%.  Payments include interest and principal in an amount that will amortize the principal balance over a 30 year period.  Minimum principal payments over the next 5 years are approximately $2,700. The loan will mature and have a balloon payment due in 15 years of approximately $23,400.  In December 2014, the mortgage financial covenants were amended to be consistent with the financial covenants of the Second Amended and Restated Credit Agreement as discussed above.

(5)              Commitments and Contingencies

The Company is currently involved in various legal claims arising in the ordinary course of business.  Management does not believe that the disposition of these matters, whether individually or in the aggregate, will have a material effect on the Company’s financial position or results of operations.

Contingent Consideration.  In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of December 31, 2014, the remaining contingent consideration payment, which has no maximum, is 40.0% of the Sanuk brand gross profit in calendar year 2015 and is to be paid within 60 days following the end of the performance period.

As of December 31, 2014 and March 31, 2014, contingent consideration for the acquisition of the Sanuk brand of approximately $26,200 and $28,000, respectively, is included within long-term liabilities in the condensed consolidated balance sheets.  Refer to note 3 for further information on the contingent consideration amounts.

In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000.  As of December 31, 2014 and March 31, 2014, contingent consideration for the acquisition of the Hoka brand of approximately $1,500 and $1,800, respectively, is included within other accrued expenses and long-term liabilities in the condensed consolidated balance sheets.  Refer to note 3 for further information on the contingent consideration amounts.

Future Capital Commitments. As of December 31, 2014, the Company had approximately $7,000 of material commitments for future capital expenditures primarily related to equipment costs of its new distribution center and tenant improvements for retail store space in Japan and China.

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
Three and Nine months ended December 31, 2014 and 2013
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

The Company has ongoing income tax examinations in various state and foreign tax jurisdictions.  During the three and nine months ended December 31, 2014, the Company recorded an accrual for uncertain tax positions of approximately $200 and $2,200. In addition, accruals for interest and potential penalties of approximately $1,100 were recorded during the nine months ended December 31, 2014. The accrual relates to tax positions taken in prior years that are subject to examination.  The Company records accruals relating to interest and potential penalties related to income tax matters within interest expense. It is reasonably possible that approximately $300 of uncertain tax positions will be settled within the next 12 months.

Indemnification.   The Company has agreed to indemnify certain of its licensees, distributors, and promotional partners in connection with claims related to the use of the Company’s intellectual property.  The terms of such agreements range up to five years initially and generally do not provide for a limitation on the maximum potential future payments.  From time to time, the Company also agrees to indemnify its licensees, distributors and promotional partners in connection with claims that the Company’s products infringe the intellectual property rights of third parties.  These agreements may or may not be made pursuant to a written contract. In addition, from time to time, the Company also agrees to standard indemnfication provisions in commercial agreements in the ordinary course of business.

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

The Company has elected to grant nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the employee recipients to receive shares of common stock in the Company upon vesting of the NSUs.  The vesting of most NSUs is subject to achievement of certain performance targets.  During the three months ended December 31, 2014, the Company granted approximately 10,000 time-based equity award units at a weighted-average grant date fair value of $89.43 per share under the 2006 Plan. During the nine months ended December 31, 2014, the Company granted approximately 143,000 NSUs at a weighted-average grant date fair value of $83.99 per share, as well as approximately 33,000 time-based equity award units at a weighted-average grant date fair value of $82.64 per share under the 2006 Plan. The NSUs will vest in equal one-third installments at the end of each of the three years after the performance goal has been achieved, and the time-based equity award units have no Company performance targets and will vest in equal annual installments over a three year period. The vesting schedule for these awards was established to encourage officers and key employees to remain

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine months ended December 31, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

with the Company for the long-term. As of December 31, 2014, future unrecognized compensation cost for these NSUs and time-based equity award units, excluding estimated forfeitures, was approximately $9,200. As of December 31, 2014, the Company believed that the achievement of at least the threshold performance objective of the NSU awards was probable, and therefore recognized compensation expense accordingly for these awards.

On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

In September 2014, the Board of Directors of the Company approved a long-term incentive award (2015 LTIP Awards) under its 2006 Equity Incentive Plan. The shares under these awards will be available for issuance to current and future members of the Company's leadership team, including the Company's named executive officers. Each recipient will receive a specified maximum number of restricted stock units (RSUs), each of which will represent the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The awards will vest on March 31, 2017 only if the Company meets certain revenue targets ranging between approximately $2,155,000 and approximately $2,447,000 and certain EBITDA targets ranging between approximately $336,000 and approximately $394,000 for the fiscal year ending March 31, 2017. No vesting of any 2015 LTIP Awards will occur if either of the threshold performance criteria is not met for the year ending March 31, 2017. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this new program, the Company granted awards that contain a maximum amount of approximately 160,000 RSUs during the nine months ended December 31, 2014. The average grant date fair value of these RSUs was $98.29 per share. As of December 31, 2014, future unrecognized compensation cost for the 2015 LTIP Awards, excluding estimated forfeitures, was approximately $6,800. As of December 31, 2014, based on the Company's current long-range forecast, the Company believed that the achievement of at least the threshold performance objectives of these awards was probable, and therefore the Company recognized compensation expense accordingly.

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  Under this program, during the three and nine months ended December 31, 2014 the Company repurchased approximately 157,000 shares, for approximately $13,300, or an average price of $84.69. Through December 31, 2014, the Company had repurchased approximately 2,922,000 shares under this program, for approximately $134,000, or an average price of $45.87 per share, leaving the remaining approved amount at approximately 66,000. Between January 1, 2015 and February 6, 2015, the Company repurchased approximately 468,000 shares under the stock repurchase program approved in June 2012 for approximately $34,000, or an average price of $72.55 per share, leaving the remaining approved amount at approximately $32,000.

Subsequent to December 31, 2014, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.

Subsequent to December 31, 2014, the Company granted approximately 13,000 time-based equity award units at a weighted-average grant date fair value of $68.96 per share. Future unrecognized compensation cost for these awards, excluding estimated forfeitures, is approximately $900.

The following is a reconciliation of the Company’s retained earnings:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine months ended December 31, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

Retained Earnings
Balance at March 31, 2014	$743,815
Net income	160,374
Repurchase of common stock	(13,305)
Balance at December 31, 2014	$890,884

(7)                Foreign Currency Exchange Contracts and Hedging

As of December 31, 2014, the Company had no foreign currency forward contracts designated as cash-flow hedges and had no non-designated derivative contracts. At March 31, 2014, the Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $64,000, held by four counterparties.

The following table summarizes the effect of foreign exchange contracts designated as cash flow hedging relationships on the condensed consolidated financial statements:

For the Nine Months Ended December 31,	Amount of Gain (Loss) Recognized in OCI/L on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI/L into Income (Effective Portion)	Reclassified from AOCI/L into Income (Effective Portion)	Location of Amount Excluded from Effectiveness Testing	Gain (Loss) from Amount Excluded from Effectiveness Testing
2014	$2,053	Net sales	$1,226	SG&A	$(79)
2013	$(3,253)	Net sales	$17	SG&A	$22

The following table summarizes the effect of foreign exchange contracts not designated as hedging instruments on the condensed consolidated financial statements:

For the Nine Months Ended December 31,	Location of Gain (Loss) Recognized in Income (Loss) on Derivatives	Amount of Gain (Loss) Recognized in Income (Loss) on Derivatives
2014	SG&A	$5,909
2013	SG&A	$727

Subsequent to December 31, 2014, the Company entered into non-designated derivative contracts with notional amounts totaling approximately $54,000, held by five counterparties.

(8)                    Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	December 31, 2014	March 31, 2014
Unrealized loss on foreign currency hedging, net of tax	$—	$(759)
Cumulative foreign currency translation adjustment, net of tax	(12,431)	(1,284)
Accumulated other comprehensive loss	$(12,431)	$(2,043)

(9)                    Net Income per Share

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine months ended December 31, 2014 and 2013
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Weighted-average shares used in basic computation	34,537,000	34,541,000	34,598,000	34,496,000
Dilutive effect of stock-based awards*	316,000	352,000	314,000	359,000
Weighted-average shares used for diluted computation	34,853,000	34,893,000	34,912,000	34,855,000

*Excluded NSUs	140,000	—	140,000	—
*Excluded RSUs	642,000	795,000	642,000	795,000
*Excluded stock appreciation rights (SARs)	525,000	525,000	525,000	525,000

* The share-based awards that were excluded from the dilutive effect were excluded because necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance through the three and nine months ended December 31, 2014 and 2013, respectively. The excluded awards include the maximum amounts achievable for these awards.

(10) Business Segments, Concentration of Business, and Credit Risk and Significant Customers

The Company’s accounting policies of the segments below are the same as those described in the summary of significant accounting policies in the Annual Report, except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments.  The Company evaluates segment performance primarily based on net sales and income (loss) from operations.  The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and other brands, its E-Commerce business and its retail store business.  The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies.  The E-Commerce and retail store segments are managed separately because they are Direct-to-Consumer sales, while the brand segments are wholesale sales.  The income (loss) from operations for each of the segments includes only those costs that are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment.  The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others. During the nine months ended December 31, 2014, the Company converted seven of its retail stores in China to partner retail stores, whereby, upon conversion, the stores became wholly-owned and operated by local, third party companies within China.  These conversions included the assignment of the lease and the sale of both the Company's on-hand inventory and store leasehold improvements to the operator.  As of the date of conversion, partner retail stores sales are included in the UGG brand wholesale segment and not included in the retail stores segment. During the three months ended September 30, 2014, certain operating expenses were classified as unallocated expenses and are now classified as segment expenses, as well as certain segment expenses that were classified in one segment are now classified in a different segment. This change in segment reporting only changed the presentation within the below table and did not impact the Company's condensed consolidated financial statements for any period. The segment information for the nine months ended December 31, 2014 has been adjusted retrospectively to conform to the current period presentation.

The Company’s other brands include Ahnu®, Hoka One One® (Hoka), MOZO® and TSUBO®.  The wholesale operations of the Company’s other brands are included as one reportable segment, other wholesale, presented in the figures below.  Business segment information is summarized as follows:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine months ended December 31, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales to external customers:
UGG wholesale	$401,702	$399,628	$815,694	$735,671
Teva wholesale	12,373	14,189	65,641	58,830
Sanuk wholesale	17,763	19,974	66,047	64,409
Other wholesale	13,211	6,936	47,153	27,907
E-Commerce	146,871	117,300	183,902	142,920
Retail stores	192,758	178,021	297,983	263,121
	$784,678	$736,048	$1,476,420	$1,292,858
Income (loss) from operations:
UGG wholesale	$135,893	$128,909	$261,614	$210,655
Teva wholesale	(660)	(1,258)	3,812	(475)
Sanuk wholesale	(282)	1,085	9,307	11,231
Other wholesale	(4,522)	(4,549)	(9,104)	(7,227)
E-Commerce	67,006	53,536	75,256	57,883
Retail stores	74,302	67,328	51,979	55,250
Unallocated overhead costs	(57,156)	(43,552)	(169,182)	(122,072)
	$214,581	$201,499	$223,682	$205,245

Inter-segment sales from the Company’s wholesale segments to the Company’s E-Commerce and retail stores segments are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.  Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to the E-Commerce and retail stores segments.

Business segment asset information is summarized as follows:

	December 31, 2014	March 31, 2014
Total assets for reportable segments:
UGG wholesale	$334,860	$153,341
Teva wholesale	45,661	81,766
Sanuk wholesale	208,277	214,627
Other wholesale	53,625	41,281
E-Commerce	10,697	3,129
Retail stores	173,253	160,535
	$826,373	$654,679

The assets allocable to each segment include accounts receivable, inventory, fixed assets, goodwill, other intangible assets, and certain other assets that are specifically identifiable with one of the Company’s segments.  Unallocated assets are the assets not specifically related to the segments and include cash and cash equivalents, deferred tax assets, and various other assets shared by the Company’s segments.  Reconciliations of total assets from reportable segments to the condensed consolidated balance sheets are as follows:

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three and Nine months ended December 31, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

	December 31, 2014	March 31, 2014
Total assets for reportable segments	$826,373	$654,679
Unallocated cash and cash equivalents	369,442	245,088
Unallocated deferred tax assets	37,523	38,933
Other unallocated corporate assets	183,503	125,504
Consolidated total assets	$1,416,841	$1,064,204

The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	December 31, 2014	March 31, 2014
US	$180,484	$148,178
All other countries*	35,571	36,392
Total	$216,055	$184,570

*  No other country’s long-lived assets comprised more than 10% of total long-lived assets as of December 31, 2014 and March 31, 2014.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions.  International sales were 32.9% and 30.6% of the Company’s total net sales for the three months ended December 31, 2014 and 2013, respectively.  International sales were 35.8% and 33.5% of the Company’s total net sales for the nine months ended December 31, 2014 and 2013, respectively.  For the nine months ended December 31, 2014 and 2013, no single foreign country comprised more than 10% of total net sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of net sales for either the nine months ended December 31, 2014 or 2013.  As of December 31, 2014, the Company had one customer representing 20.3% of net trade accounts receivable. As of March 31, 2014, the Company had one customer representing 11.8% of net trade accounts receivable, and a second customer representing 11.4% of net trade accounts receivable.

The Company’s production is concentrated at a limited number of independent contractor factories in Asia.  Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom (UK). The other materials used by the Company in production are sourced primarily in Asia. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.  The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company’s control.  Further, the price of sheepskin is impacted by demand, industry, and competitors.

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
Three and Nine months ended December 31, 2014 and 2013
(Unaudited)
(amounts in thousands, except share quantity and per share data)

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third party investment management institutions.  These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets.  As of December 31, 2014, the Company had experienced no loss or lack of access to cash in its operating accounts, invested cash, and cash equivalents.  The Company’s cash and cash equivalents are as follows:

	December 31, 2014	March 31, 2014
Money market fund accounts	$203,339	$143,816
Cash	166,103	101,272
Total Cash and Cash Equivalents	$369,442	$245,088

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
In addition to our primary brands, our other brands include Ahnu®, an authentic performance footwear brand that makes footwear for fashion-minded people who prefer trails, yoga mats, and hybrid fitness workouts; Hoka One One® (Hoka), a line of footwear for all capacities of runner designed with a unique performance midsole geometry, oversized midsole volume and active foot frame; MOZO®, a line of footwear crafted for culinary professionals that redefines the industry dress code; and TSUBO®, a line of mid and high-end dress and dress casual comfort footwear that incorporates style and function with maximum comfort.
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

•
The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant fluctuations in the price of sheepskin over the years as the demand from competitors for this material has changed. However, our sheepskin costs are expected to decrease for the fiscal year ending March 31, 2015 compared to the trailing twelve months ended March 31, 2014 due to lower pricing negotiated through our sheepskin contracts.

•	Our use of UGGpureTM, real wool woven into a durable backing used as an alternative to table grade sheepskin, in select products, primarily in linings and footbeds, continues to grow.

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
We have experienced significant cost fluctuations, most over the past several years, notably with respect to sheepskin. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts. We continually strive to contain our material costs through increasing the mix of non-sheepskin products, exploring new footwear materials and new production technologies, and utilizing lower cost production. Also, refer to Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk for further discussion of our commodity price risk.
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
We believe the increased global media focus and demand for UGG products has been driven by the following:

•	High consumer brand loyalty, due to over 35 years of delivering quality and luxuriously comfortable UGG footwear;

•	Continued innovation of new product categories and styles, including those beyond footwear such as loungewear, handbags, cold-weather accessories and a new home offering;

•	A more robust footwear offering, including transitional product that bridges the seasons between spring and fall;

•	Expanded slipper category showing incremental growth with added styles for both women and men;

•
Growing Direct-to-Consumer platform and enhanced OmniChannel capabilities that enable us to increasingly engage existing and prospective consumers in a more connected environment to introduce our evolving product lines;

•	Product customization with our UGG by You program allows for a deeper connection with the brand and products;

•	Focus on mobile consumers with responsive site design, providing shoppers access to the brand from their mobile device;

•	Year-round holistic paid advertising approach for women, men and kids in targeted digital, high-end print, OOH, digital and across multiple social platforms;

•	Holiday and winter focused advertising campaign to drive important seasonal sales;

•	Continued creation of targeted UGG for Men campaigns featuring brand ambassador Tom Brady;

•	Targeted E-Commerce based marketing to existing and prospective consumers through integrated outreach including email blasts, interactive site design and search engine optimization based content;

•	Continued partnership with high-end retailers such as Nordstrom;

•	Expanded product assortments from existing accounts;

•	Adoption by high-profile celebrities as a favored footwear brand;

•	Continued media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

•	Increased exposure to the brand driven by our concept stores that showcase all of our product offerings; and

•	Continued expansion of worldwide retail through new UGG stores.
We believe the luxurious comfort of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our key strategies include presenting UGG as a year-round global, premium lifestyle brand with a broad product line suitable for wear in a variety of climates and occasions and limiting distribution to select higher-end retailers. As part of this strategic approach, we have increased our product offering, including growing transitional collections and our spring line, an expanded men’s line, a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as home, handbags, cold weather accessories, and apparel. An additional key strategy is to grow casual boots by expanding retail offerings in women's casual boots and cold weather products. We have also recently expanded our marketing and promotional efforts, which we believe has contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification will also help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.
Teva Brand Overview
For 30 years Teva has fueled the expression of freedom through the adventure lifestyle around the globe. Teva pioneered the sport sandal category in 1984 and today our mission remains steadfast: to enable spontaneous adventure with versatile, utility-centered footwear for active consumers. By designing simple, functional footwear, Teva is driving growth by extending our established global platforms in sandals and water-related products and by leveraging our authenticity with active lifestyle consumers.
We believe that Teva’s Originals collection is a key platform in driving market penetration for the brand. The Originals Collection honors the heritage of Teva by revamping the styles the brand was founded on, blending their original simplicity with modern sophistication. In the US, our focus will be to bolster our leadership position in sandals and grow our market share through casual category extensions. Globally, we seek to establish the Originals collection as a beachhead for the Teva brand across warm-weather climates.
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

Ahnu is an authentic performance footwear brand that makes footwear for fashion-minded people who prefer trails, yoga mats, and hybrid fitness workouts.  Ahnu's products feature après-yoga styling, innovative trail and city hikers, and everyday casual shoes and sandals.  Ahnu’s go-anywhere approach blurs the lines between performance and fashion through modern color and material stories infused with Numentum® performance technology.
The Hoka brand focuses on designing shoes with a unique performance midsole geometry, oversized midsole volume and an active foot frame. We believe runners from around the world are experiencing the benefits of Hoka brand products. These shoes are used by marathon runners, and even ultra-marathon runners as well as every day runners to enjoy running.
With respect to Ahnu and Hoka, we expect to leverage our design, marketing, and distribution capabilities to continue to grow them over the next several years, consistent with our mission to build niche brands into global market leaders. Nevertheless, we cannot assure investors that our efforts to grow these brands will be successful.
With respect to MOZO and TSUBO, we recently made the decision to seek strategic alternatives for these businesses.
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
As of December 31, 2014, we had a total of 138 retail stores worldwide. These stores are company-owned and operated. During the remainder of fiscal year 2015, we plan to open additional retail stores worldwide.  During the nine months ended December 31, 2014, we converted seven of our retail stores in China to partner retail stores, whereby, upon conversion, the stores became wholly-owned and operated by local, third party companies within China.  These conversions included the assignment of the lease and the sale of both our on-hand inventory and store leasehold improvements to the operator.  As of the date of conversion, partner retail stores sales are included in our UGG brand wholesale segment and not included in our retail stores segment.

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

The following table summarizes our quarterly net sales and (loss) income from operations:

	FY 2015
	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014	Quarter Ending March 31, 2015
Net sales	$211,469	$480,273	$784,678
(Loss) Income from operations	$(50,482)	$59,583	$214,581

		CY 2013		FY 2014
	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013	Quarter Ended March 31, 2014
Net sales	$170,085	$386,725	$736,048	$294,716
(Loss) Income from operations	$(42,751)	$46,497	$201,499	$(408)

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

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

The following table summarizes our results of operations:

	Three Months Ended December 31,
	2014		2013		Change
	Amount	%	Amount	%	Amount	%
Net sales	$784,678	100.0%	$736,048	100.0%	$48,630	6.6%
Cost of sales	369,539	47.1	359,848	48.9	9,691	2.7
Gross profit	415,139	52.9	376,200	51.1	38,939	10.4
Selling, general and administrative expenses	200,558	25.5	174,701	23.7	25,857	14.8
Income from operations	214,581	27.4	201,499	27.4	13,082	6.5
Other expense, net	1,265	0.2	1,102	0.2	163	14.8
Income before income taxes	213,316	27.2	200,397	27.2	12,919	6.4
Income tax expense	56,610	7.2	59,500	8.1	(2,890)	(4.9)
Net income	$156,706	20.0%	$140,897	19.1%	$15,809	11.2%

Overview.  Overall net sales increased for all distribution channels of all segments, except for the Sanuk and Teva brands wholesale sales. The increase in income from operations resulted from increased sales and gross margin, partially offset by higher selling, general and administrative expenses (SG&A).

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended December 31,
			Change
	2014	2013	Amount	%
Net sales by location:
US	$526,315	$510,693	$15,622	3.1%
International	258,363	225,355	33,008	14.6
Total	$784,678	$736,048	$48,630	6.6%
Net sales by brand and distribution channel:
UGG:
Wholesale	$401,702	$399,628	$2,074	0.5%
E-Commerce	142,586	114,240	28,346	24.8
Retail stores	191,711	177,015	14,696	8.3
Total	735,999	690,883	45,116	6.5
Teva:
Wholesale	12,373	14,189	(1,816)	(12.8)
E-Commerce	1,097	1,071	26	2.4
Retail stores	169	249	(80)	(32.1)
Total	13,639	15,509	(1,870)	(12.1)
Sanuk:
Wholesale	17,763	19,974	(2,211)	(11.1)
E-Commerce	1,917	1,613	304	18.8
Retail stores	797	656	141	21.5
Total	20,477	22,243	(1,766)	(7.9)
Other:
Wholesale	13,211	6,936	6,275	90.5
E-Commerce	1,271	376	895	238.0
Retail stores	81	101	(20)	(19.8)
Total	14,563	7,413	7,150	96.5
Total	$784,678	$736,048	$48,630	6.6%

Total E-Commerce	$146,871	$117,300	$29,571	25.2%

Total Retail stores	$192,758	$178,021	$14,737	8.3%

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

The increase in overall net sales was primarily due to an increase in our UGG brand sales through our E-Commerce sites and retail stores as well as an increase in our other brands and UGG brand wholesale sales. These increases in net sales were slightly offset by decreases in Sanuk and Teva brand sales through the wholesale channel. On a constant currency basis, net sales increased 8.2% to approximately $796,000. We experienced an increase in the number of pairs sold in the E-Commerce, retail and other brands wholesale segments, partially offset by a decrease in the number of pairs sold in the Teva brand, Sanuk brand and UGG brand wholesale segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 3.2% to approximately 9.6 million pairs sold for the three months ended December 31, 2014 from approximately 9.3 million pairs for the three months ended December 31, 2013.

Wholesale net sales of our UGG brand were comparable to the prior year period.  On a constant currency basis, wholesale sales of our UGG brand increased 1.7% to approximately $406,000.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in the weighted-average wholesale selling price per pair.  The increase in average selling price was primarily due to a shift in product mix. For Teva wholesale net sales, the decrease in volume had an impact of approximately $2,000 and the increase in average selling price had an impact of approximately $1,000.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the weighted-average wholesale selling price per pair as well as a decrease in the volume of pairs sold. The decrease in average selling price was primarily due to a shift in product mix.  For Sanuk wholesale net sales, the decrease in average selling price had an impact of approximately $1,000 and the decrease in the volume of pairs sold had an impact of approximately $1,000.

Wholesale net sales of our other brands increased primarily due to an increase in the weighted-average wholesale selling price per pair as well as an increase in the volume of pairs sold. The increase in the average selling price was primarily due to a shift in product mix. For other brand wholesale net sales, the increase in average selling price had an impact of approximately $3,000 and the increase in volume of pairs sold had an impact of approximately $3,000.

Net sales of our E-Commerce business increased primarily due to an increase in the number of pairs sold, partially offset by a decrease in the weighted-average selling price per pair. The decrease in the average selling price was primarily due to a shift in product mix and increased sales discounts. For E-Commerce net sales, the increase in volume had an impact of approximately $36,000 and the decrease in average selling price had an impact of approximately $5,000.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of new stores opened since December 31, 2013, partially offset by the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, net sales of our retail store business increased by 11.2% to approximately $198,000. A large majority of the new stores were in the US and China, with the remaining new stores in Japan, Canada, Hong Kong and Europe. Same store sales for the thirteen weeks ended December 28, 2014 decreased by 7.2% compared to the same period in 2013.  The decrease in same store sales is primarily due to a shift in product mix whereby we sold more casual styles, which generally carry lower price points, as compared to the prior year period, as well as a shift in sales of our Classic styles to online from in-store. For retail same store sales, we experienced a decrease in the weighted-average selling price which had an impact of approximately $8,000 on retail store net sales and a decrease in the volume of pairs sold which had an impact of approximately $2,000 on retail store net sales. As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.

International sales, which are included in the segment sales above, for all of our products combined increased by 14.6% for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. On a constant currency basis, international sales increased by 19.8% to approximately $270,000. International sales represented 32.9% and 30.6% of worldwide net sales for the three months ended December 31, 2014 and 2013, respectively.  The increase in international sales as a percentage of worldwide net sales was primarily due to the continued growth in our UGG brand internationally across all channels of approximately $36,000.

Foreign income before income taxes was $73,001 and $47,902 and worldwide income before income taxes was $213,316 and $200,397 for the three months ended December 31, 2014 and 2013, respectively. Foreign income before income taxes represented 34.2% and 23.9% of worldwide income before income taxes for the three months ended December 31, 2014 and 2013, respectively. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes was primarily due to the increase in international sales as well as a decrease in domestic income before income taxes, partially offset by an increase in foreign operating expenses of approximately $7,000. The increase in foreign operating expenses were primarily related to the expansion of our international retail and E-Commerce operations.

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

Gross Profit.  As a percentage of net sales, gross margin increased primarily due to increased margins of 2.6 percentage points from our UGG brand wholesale segment.  The increase in our UGG brand wholesale segment gross margin was due in part to our acquisition of our distributor in Germany.  An increase in the mix of retail and E-Commerce sales, which generally carry higher margins than our wholesale segments, contributed approximately 50 basis points to the increase in the overall gross margin.

Additionally, closeout sales decreased as a percentage of overall sales and had higher margins compared with the same period last year.  These factors were partially offset by decreased margins of 2.5 percentage points from our E-Commerce segment primarily due to increased discounts and promotions compared to the same period last year.  The factors discussed above include the negative impact of foreign currency exchange rate fluctuations. Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the fiscal year ending March 31, 2015 compared to the fiscal year ended December 31, 2013, primarily due to the factors discussed above as well as reductions in average sheepskin prices.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•	increased E-Commerce costs of approximately $6,000, largely related to the expansion of our E-Commerce business and increased expenses related to marketing and advertising;

•
expenses of approximately $4,000 related to the negative impact of foreign currency exchange rate fluctuations in the current year, compared to approximately $2,000 of benefit related to the positive impact of foreign currency exchange rate fluctuations in the prior year;

•	increased expenses of approximately $5,000 for marketing and promotions, largely related to the UGG and Hoka brands;

•	increased retail costs of approximately $4,000, largely related to new retail stores that were not open as of December 31, 2013 and related corporate infrastructure; and

•	increased distribution center costs of approximately $3,000, largely driven by the increase in sales and our new distribution center.

Income (Loss) from Operations.  Refer to note 10 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Three Months Ended December 31,
			Change
	2014	2013	Amount	%
UGG wholesale	$135,893	$128,909	$6,984	5.4%
Teva wholesale	(660)	(1,258)	598	47.5
Sanuk wholesale	(282)	1,085	(1,367)	(126.0)
Other wholesale	(4,522)	(4,549)	27	0.6
E-Commerce	67,006	53,536	13,470	25.2
Retail stores	74,302	67,328	6,974	10.4
Unallocated overhead costs	(57,156)	(43,552)	(13,604)	(31.2)
Total	$214,581	$201,499	$13,082	6.5%

Income from operations increased primarily due to the increase in sales and gross margin, partially offset by the increase in SG&A expenses and the negative impact of foreign currency exchange rate fluctuations.  On a constant currency basis, income from operations increased by 8.0% to approximately $218,000.

The increase in income from operations of UGG brand wholesale was primarily the result of a 2.6 percentage point increase in gross margin, partially offset by an increase in operating expenses of approximately $4,000 and includes the negative impact of foreign currency exchange rate fluctuations. The increase in gross margin was primarily due to a greater mix of higher margin wholesale sales compared to lower margin distributor sales, due in part to our acquisition of our distributor in Germany, as well as a decreased impact from closeout sales. The increase in operating expenses was primarily due to amortization expense from our purchase of intangible assets. On a constant currency basis, income from operations of UGG brand wholesale increased 6.4% to approximately $137,000.

The decrease in loss from operations of Teva brand wholesale was primarily the result of a decrease in operating expenses of approximately $1,000.

Sanuk brand wholesale had a loss from operations for the three months ended December 31, 2014, compared to income from operations for the three months ended December 31, 2013. This change was primarily the result of the decrease in net sales.

Loss from operations of our other brands wholesale was comparable to the prior year period.

The increase in income from operations of our E-Commerce business was primarily due to the increase in net sales, partially offset by a 2.5 percentage point decrease in gross margin as well as an increase in operating expenses of approximately $3,000. The decrease in gross margin was primarily due to increased sales discounts. The increase in operating expenses was primarily due an increase of approximately $6,000 largely related to expansion and marketing costs. The increase in operating expenses of approximately $3,000 includes the positive impact of foreign currency exchange rate fluctuations in the current year of approximately $2,000 compared to the negative impact of foreign currency exchange rate fluctuations of approximately $1,000 in the prior year.

Income from operations of our retail store business, which primarily relates to the UGG brand, increased primarily due to the increase in net sales, partially offset by increased operating expenses of approximately $4,000, and includes the negative impact of foreign currency exchange rate fluctuations. The increase in operating expenses was primarily due to our new store openings and related corporate infrastructure. On a constant currency basis, income from operations of our retail store business increased 13.0% to approximately $76,000.

The increase in unallocated overhead costs was primarily due to expense related to the negative impact of foreign currency exchange rate fluctuations of approximately $6,000 in the current year compared to a benefit related to the positive impact of foreign currency exchange rate fluctuations of approximately $3,000 in the prior year, as well as increased distribution center costs of approximately $3,000.

Other Expense, Net.  Other expense, net was comparable to the prior period.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax expense and effective income tax rates were as follows:

	Three Months Ended December 31,
	2014	2013
Income tax expense	$56,610	$59,500
Effective income tax rate	26.5%	29.7%

The decrease in the effective tax rate was primarily due to a change in the jurisdictional mix of expected annual pre-tax income.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of December 31, 2014, we had approximately $136,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We anticipate our effective tax rate for the fiscal year ending March 31, 2015 to be lower than the full year rate of 29.1% for the fiscal year ended December 31, 2013.

Net Income.  Our net income increased as a result of the items discussed above. Our diluted earnings per share increased primarily due to the increase in net income as well as a reduction in the diluted weighted-average common shares outstanding. The reduction in the diluted weighted-average common shares outstanding was the result of our share repurchases made during the three months ended December 31, 2014. The weighted-average impact of the share repurchases was a reduction of approximately 100,000 shares.

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013

The following table summarizes our results of operations:

	Nine Months Ended December 31,
	2014		2013		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,476,420	100.0%	$1,292,858	100.0%	$183,562	14.2%
Cost of sales	750,636	50.8	679,934	52.6	70,702	10.4
Gross profit	725,784	49.2	612,924	47.4	112,860	18.4
Selling, general and administrative expenses	502,102	34.0	407,679	31.5	94,423	23.2
Income from operations	223,682	15.2	205,245	15.9	18,437	9.0
Other expense, net	3,494	0.3	2,198	0.2	1,296	59.0
Income before income taxes	220,188	14.9	203,047	15.7	17,141	8.4
Income tax expense	59,814	4.0	58,365	4.5	1,449	2.5
Net income	$160,374	10.9%	$144,682	11.2%	$15,692	10.8%

Overview.  Overall net sales increased for all distribution channels of all segments.  The increase in income from operations resulted from increased sales and gross margin, partially offset by higher SG&A expenses.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Nine Months Ended December 31,
			Change
	2014	2013	Amount	%
Net sales by location:
US	$947,665	$859,581	$88,084	10.2%
International	528,755	433,277	95,478	22.0
Total	$1,476,420	$1,292,858	$183,562	14.2%
Net sales by brand and distribution channel:
UGG:
Wholesale	$815,694	$735,671	$80,023	10.9%
E-Commerce	166,140	131,226	34,914	26.6
Retail stores	294,605	261,402	33,203	12.7
Total	1,276,439	1,128,299	148,140	13.1
Teva:
Wholesale	65,641	58,830	6,811	11.6
E-Commerce	7,434	5,570	1,864	33.5
Retail stores	561	380	181	47.6
Total	73,636	64,780	8,856	13.7
Sanuk:
Wholesale	66,047	64,409	1,638	2.5
E-Commerce	6,778	5,159	1,619	31.4
Retail stores	2,619	1,166	1,453	124.6
Total	75,444	70,734	4,710	6.7
Other:
Wholesale	47,153	27,907	19,246	69.0
E-Commerce	3,550	965	2,585	267.9
Retail stores	198	173	25	14.5
Total	50,901	29,045	21,856	75.2
Total	$1,476,420	$1,292,858	$183,562	14.2%

Total E-Commerce	$183,902	$142,920	$40,982	28.7%

Total Retail stores	$297,983	$263,121	$34,862	13.2%

The increase in overall net sales was primarily due to an increase in our UGG brand sales through our wholesale channel, E-Commerce sites and retail stores as well as increases in our other brands and Teva brand wholesale sales. On a constant currency basis, net sales increased 14.8% to approximately $1,485,000. We experienced an increase in the number of pairs sold across all segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 13.5% to approximately 22.7 million pairs sold for the nine months ended December 31, 2014 from 20.0 million pairs for the nine months ended December 31, 2013.

Wholesale net sales of our UGG brand increased primarily due to an increase in the volume of pairs sold as well as an increase in the weighted-average wholesale selling price per pair.  On a constant currency basis, wholesale sales of our UGG brand increased 11.2% to approximately $818,000. The increase in average selling price was primarily due to a shift in product mix as well as an increase in wholesale sales of approximately $75,000 versus an increase in sales to distributors of approximately $5,000, as selling prices through our wholesale channel are generally higher than selling prices through our distributor channel.  For UGG wholesale net sales, the increase in volume had an impact of approximately $65,000 and the increase in average selling price had an impact of approximately $12,000.

Wholesale net sales of our Teva brand increased primarily due to an increase in volume of pairs sold as well as an increase in the weighted-average wholesale selling price per pair.  The increase in average selling price was primarily due to a shift in product mix. For Teva wholesale net sales, the increase in volume had an impact of approximately $7,000 and the increase in average selling price had an impact of approximately $1,000.

Wholesale net sales of our Sanuk brand increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in the weighted-average wholesale selling price per pair. The decrease in average selling price was primarily due to a shift in product mix.  For Sanuk wholesale net sales, the increase in volume of pairs sold had an impact of approximately $5,000 and the decrease in average selling price had an impact of approximately $4,000.

Wholesale net sales of our other brands increased primarily due to an increase in the volume of pairs sold as well as an increase in the weighted-average wholesale selling price per pair. The increase in the average selling price was primarily due to a shift in product mix as well as a decreased impact of closeout sales. For other brand wholesale net sales, the increase in volume of pairs sold had an impact of approximately $17,000 and the increase in average selling price had an impact of approximately $2,000.

Net sales of our E-Commerce business increased primarily due to an increase in the number of pairs sold, partially offset by a decrease in the weighted-average selling price per pair. The decrease in the average selling price was primarily due to a shift in product mix and increased sales discounts. For E-Commerce net sales, the increase in volume had an impact of approximately $46,000 and the decrease in average selling price had an impact of approximately $5,000.

Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of new stores opened since December 31, 2013, partially offset by the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, net sales of our retail store business increased by 15.2% to approximately $303,000. A large majority of the new stores were in the US and China, with the remaining new stores in Japan, Canada, Hong Kong and Europe. Same store sales for the thirty-nine weeks ended December 28, 2014 decreased by 8.2% compared to the same period in 2013.  The decrease in same store sales is primarily due to a shift in product mix whereby we sold more casual styles, which generally carry lower price points, as well as a shift in sales of our Classic styles to online from in-store. For retail same store sales, we experienced a decrease in the weighted-average selling price which had an impact of approximately $17,000 on retail store net sales, partially offset by an increase in the volume of pairs sold which had an impact of approximately $2,000 on retail store net sales. As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.

International sales, which are included in the segment sales above, for all of our products combined increased by 22.0% for the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013. On a constant currency basis, international sales increased 24.0% to approximately $537,000. International sales represented 35.8% and 33.5% of worldwide net sales for the nine months ended December 31, 2014 and 2013, respectively.  The increase in international sales as a percentage of worldwide net sales was primarily due to the continued growth in our UGG brand internationally across all channels of approximately $92,000.

Foreign income before income taxes was $73,443 and $60,622 and worldwide income before income taxes was $220,188 and $203,047 for the nine months ended December 31, 2014 and 2013, respectively. Foreign income before income taxes represented 33.4% and 29.9% of worldwide income before income taxes for the nine months ended December 31, 2014 and 2013, respectively. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes was primarily due to the increase in international sales as well as a 1.1 percentage point increase in gross margin, partially offset by increased foreign operating expenses of approximately $42,000 and an increase in domestic income before income taxes. The increase in foreign operating expenses was primarily related to the expansion of our international retail and E-Commerce operations.

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

Gross Profit.  As a percentage of net sales, gross margin increased primarily due to increased margins of 4.1 percentage points from our UGG brand wholesale segment.  The increase in our UGG brand wholesale segment gross margin was primarily due to a greater mix of higher margin wholesale sales compared to lower margin distributor sales, due in part to our acquisition of our distributor in Germany.  An increase in the mix of retail and E-Commerce sales, which generally carry higher margins than our wholesale segments, contributed approximately 40 basis points to the increase in the overall gross margin.  Additionally, average sheepskin prices decreased compared to the same period last year and closeout sales decreased as a percentage of overall sales and had higher margins compared with the same period last year.  These factors were partially offset by decreased margins of 3.4 percentage points from our E-Commerce segment primarily due to increased discounts and promotions compared to the same period last year.  The factors discussed above include the negative impact of foreign currency exchange rate fluctuations. Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the fiscal year ending March 31, 2015 compared to the fiscal year ended December 31, 2013, primarily due to the factors discussed above.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•	increased retail costs of approximately $25,000, largely related to new retail stores that were not open as of December 31, 2013 and related corporate infrastructure;

•	increased expenses of approximately $16,000 for marketing and promotions, largely related to the UGG and Hoka brands;

•
expenses of approximately $9,000 related to the negative impact of foreign currency exchange rate fluctuations in the current year, compared to approximately $3,000 of benefit related to the positive impact of foreign currency exchange rate fluctuations in the prior year;

•	increased E-Commerce costs of approximately $11,000, largely related to increased expenses related to marketing and advertising and the expansion of our E-Commerce business;

•	increased expenses of approximately $8,000 for corporate infrastructure to support our international wholesale expansion;

•	increased information technology costs of approximately $6,000, in part due to accelerating the expense for certain software projects that will not be used;

•	increased sales and commission expenses of approximately $5,000 largely driven by the increase in wholesale sales;

•	increased distribution center costs of approximately $4,000, largely driven by the increase in sales and our new distribution center;

•	increased amortization expense of approximately $4,000 related to our purchase of intangible assets; and

•	increased infrastructure improvements of approximately $3,000 to support our OmniChannel transformation.

Income (Loss) from Operations.  Refer to note 10 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Nine Months Ended December 31,
			Change
	2014	2013	Amount	%
UGG wholesale	$261,614	$210,655	$50,959	24.2%
Teva wholesale	3,812	(475)	4,287	902.5
Sanuk wholesale	9,307	11,231	(1,924)	(17.1)
Other wholesale	(9,104)	(7,227)	(1,877)	(26.0)
E-Commerce	75,256	57,883	17,373	30.0
Retail stores	51,979	55,250	(3,271)	(5.9)
Unallocated overhead costs	(169,182)	(122,072)	(47,110)	(38.6)
Total	$223,682	$205,245	$18,437	9.0%

Income from operations increased primarily due to the increase in sales and gross margin, partially offset by the increase in SG&A expenses and the negative impact of foreign currency exchange rate fluctuations.  On a constant currency basis, income from operations increased by 10.3% to approximately $226,500.

The increase in income from operations of UGG brand wholesale was the result of a 4.1 percentage point increase in gross margin as well as the increase in net sales, partially offset by an increase in operating expenses of approximately $13,000. The increase in gross margin was primarily due to a decreased impact from closeout sales as well as an increase in the proportion of wholesale sales versus sales to distributors, as wholesale sales generally carry higher margins. Overall wholesale sales increased by approximately $75,000 while overall distributor sales increased by approximately $5,000. The change in sales mix was partially due to the acquisition of our UGG brand distributor in Germany and the corresponding conversion to a wholesale business. The increase in operating expenses was primarily due to marketing and promotions, amortization and sales and commissions.

Teva brand wholesale had income from operations for the nine months ended December 31, 2014, compared to a loss from operations for the nine months ended December 31, 2013. This change was primarily the result of a decrease in operating expenses of approximately $3,000 as well as the increase in net sales.

The decrease in income from operations of Sanuk brand wholesale was primarily the result of a 4.1 percentage point decrease in gross margin, partially offset by the increase in net sales. The decrease in gross margin was primarily due to an increased impact from closeout sales.

The increase in loss from operations of our other brands wholesale was primarily the result of an increase in operating expenses of approximately $9,000, partially offset by the increase in net sales as well as a 3.5 percentage point increase in gross margin. The increase in operating expenses was primarily due to increased marketing and promotions as well as increased sales and commission expenses largely due to the increase in sales. The increase in gross margin was primarily due to a decreased impact from closeout sales.

The increase in income from operations of our E-Commerce business was primarily due to the increase in net sales. This increase was partially offset by a 3.4 percentage point decrease in gross margin as well as an increase in operating expenses of approximately $4,000. The decrease in gross margins was primarily due to increased sales discounts. The increase in operating expenses includes the positive impact of foreign currency exchange rate fluctuations in the current year of approximately $5,000 compared to the negative impact of foreign currency exchange rate fluctuations of approximately $2,000 in the prior year.

Income from operations of our retail store business, which primarily relates to the UGG brand, decreased primarily due to increased operating expenses of approximately $24,000, largely offset by the increase in net sales, and includes the negative impact of foreign currency exchange rate fluctuations. The increase in operating expenses largely related to our new store openings and related corporate infrastructure.  On a constant currency basis income from operations of our retail store business decreased 1.8% to approximately $54,000.

The increase in unallocated overhead costs was primarily due to expense related to the negative impact of foreign currency exchange rate fluctuations of approximately $14,000 in the current year compared to a benefit related to the positive impact of foreign currency exchange rate fluctuations of approximately $6,000 in the prior year, increased corporate infrastructure of approximately $11,000 to support our OmniChannel transformation and international wholesale expansion, increased information technology costs of approximately $6,000 and increased distribution center costs of approximately $4,000.

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

Income Taxes.  Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter.  Income tax expense and effective income tax rates were as follows:

	Nine Months Ended December 31,
	2014	2013
Income tax expense	$59,814	$58,365
Effective income tax rate	27.2%	28.7%

The decrease in the effective tax rate was primarily due to a change in the jurisdictional mix of expected annual pre-tax income. This decrease was partially offset by overall discrete tax liabilities of approximately $1,400 recognized during the nine months ended December 31, 2014 compared to overall discrete tax benefits of approximately $1,700 recognized during the nine months ended December 31, 2013. The discrete tax liabilities relate to provisions recorded for unrecognized tax benefits as well as prior year US federal and state tax adjustments. The discrete tax benefits relate to a combination of prior year US federal, state and foreign tax adjustments.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of December 31, 2014, we had approximately $136,000 of cash and cash equivalents outside the

US that would be subject to additional income taxes if it were to be repatriated. We anticipate our effective tax rate for the fiscal year ending March 31, 2015 to be lower than the full year rate of 29.1% for the fiscal year ended December 31, 2013.

Net Income. Our net income increased as a result of the items discussed above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our guarantee contracts. See “Contractual Obligations” below.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and, as needed, the credit available under our Second Amended and Restated Credit Agreement.  In an economic recession or under other adverse economic conditions, our cash generated from operations may decline, and we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, or renew or access our existing credit.  These factors may impact our working capital reserves and have a material adverse effect on our business.

Our cash flow cycle includes the purchase of or deposits for raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables.  As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables.  The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30 and September 30 to support sales for the UGG brand’s major selling seasons, which historically occur during the quarters ending September 30 and December 31; whereas, the Teva and Sanuk brands build inventory levels beginning in the quarters ending December 31 and March 31 in anticipation of the spring selling season that occurs in the quarters ending March 31 and June 30.  Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year.  The cash required to fund these working capital fluctuations has been provided using our internal cash flows and short-term borrowings.  As needed, we borrow funds under our Second Amended and Restated Credit Agreement.

The following table summarizes our cash flows:

	Nine Months Ended December 31,
			Change
	2014	2013	Amount	%
Net cash provided by operating activities	$192,727	$246,358	$(53,631)	(21.8)%
Net cash used in investing activities	$(76,152)	$(73,093)	$(3,059)	(4.2)%
Net cash provided by (used in) financing activities	$15,751	$(3,351)	$19,102	570.0%

Cash from Operating Activities.  Net cash provided by operating activities for the nine months ended December 31, 2014 resulted primarily from net income and an increase in trade accounts payable. The increase in trade accounts payable was primarily due to the timing of inventory purchases and payments. This increase in cash provided by operating activities was partially offset by an increase in trade accounts receivable and inventories. The increase in trade accounts receivable was primarily related to increased wholesale sales in the three months ended December 31, 2014 as compared to the three months ended March 31, 2014.  The increase in inventory was primarily related to expected future sales and the timing of our inventory purchases and payments. Net cash provided by operating activities for the nine months ended December 31, 2013 resulted primarily from net income and increases in trade accounts payable. The increase in trade accounts payable was primarily due to the timing of inventory purchases and payments. This increase in cash provided by operating activities was partially offset by an increase in trade accounts receivable and prepaid expenses and other current assets. The increase in trade accounts receivable was primarily related to increased wholesale sales during the three months ended December 31, 2013 as compared to the three months ended March 31, 2013. The increase in prepaid expenses and other current assets was primarily related to additional deposits paid in accordance with our contracts to purchase sheepskin.

Net working capital increased as of December 31, 2014 from March 31, 2014, primarily as a result of higher cash and cash equivalents balances, increased trade accounts receivable and increased inventories, partially offset by increased trade accounts payable and increased other current liabilities. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Wholesale accounts receivable turnover and inventory turnover both improved in the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, and do not have a material impact on our liquidity.

Cash from Investing Activities.  Net cash used in investing activities for the nine months ended December 31, 2014 resulted primarily from the purchases of property and equipment and purchase of intangible and other assets, net. The capital expenditures were primarily related to infrastructure improvements to support our OmniChannel transformation and international expansion, the build out of our distribution center and retail stores, and purchases of computer hardware and software. The purchase of intangible and other assets, net was related to the acquisition of our UGG brand distributor that sold to retailers in Germany. For the nine months ended December 31, 2013, net cash used in investing activities resulted primarily from the purchases of property and equipment. The capital expenditures included the build out of our new corporate facilities and retail stores, and purchases of computer hardware and software.

As of December 31, 2014, we had approximately $7,000 of material commitments for future capital expenditures primarily related to equipment costs of our new distribution center and build out of retail stores. We estimate that the remaining capital expenditures for fiscal year 2015, including the aforementioned commitments will be approximately $30,000 to $35,000. We anticipate these expenditures will primarily include information technology and related infrastructure improvements to support our OmniChannel transformation and international expansion, equipment costs of our new distribution center, and the build out of retail stores. The actual amount of capital expenditures may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the nine months ended December 31, 2014, net cash provided by financing activities was comprised primarily of short-term borrowings provided by our lines of credit and funding received from the mortgage obtained on our corporate headquarters property. This was partially offset by repayments of short-term borrowings, cash paid for repurchases of common stock, and cash used to pay for shares withheld for taxes from employee stock unit vestings.  For the nine months ended December 31, 2013, net cash used in financing activities was comprised primarily of repayments of short-term borrowings as well as cash used to pay for shares withheld for taxes from employee stock unit vestings, largely offset by short-term borrowings.

In June 2012, our Board of Directors approved a stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.  Under this program, during the nine months ended December 31, 2014 we repurchased approximately 157,000 shares, for approximately $13,300, or an average price of $84.69. Through December 31, 2014, we have repurchased approximately 2,922,000 shares under this program, for approximately $134,000, or an average price of $45.87, leaving the remaining approved amount at approximately $66,000. Between January 1, 2015 and February 6, 2015, we repurchased approximately 468,000 shares under the stock repurchase program approved in June 2012 for approximately $34,000, or an average price of $72.55 per share, leaving the remaining approved amount at approximately $32,000. Also subsequent to December 31, 2014, our Board of Directors approved a new stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.

In August 2011 we entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association (JPMorgan) as the administrative agent, Comerica Bank (Comerica) and HSBC Bank USA, National Association (HSBC), as co-syndication agents, and the lenders party thereto.  In August 2012 we amended and restated in its entirety the Credit Agreement (Amended and Restated Credit Agreement).  In June 2013 we amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants including an increase in the maximum amount permitted to be spent on the headquarters building from $75,000 to $80,000. In August 2013 one of our subsidiaries entered into a new credit agreement in China (China Credit Facility).  In November 2014 we entered into a second Amended and Restated Credit Agreement with JPMorgan as the administrative Agent, Comerica and HSBC as co-syndication agents, and the lenders party thereto. The Second Amended and Restated Credit Agreement amends and restates, in its entirety, the Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility. Refer to note 4 and to our accompanying condensed consolidated financial statements for further information on our Second Amended and Restated Credit Agreement and China Credit Facility.  At December 31, 2014, we had no outstanding borrowings under the Second Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100, leaving an unused balance of approximately $399,900 under the Second Amended and Restated Credit Agreement.  At December 31, 2014, we had approximately $4,900 of outstanding borrowings under the China Credit Facility. As of December 31, 2014, we were in compliance with all covenants and we remain in compliance as of the date of this report.

In July 2014, we obtained a mortgage on our corporate headquarters property for approximately $33,900.  At December 31, 2014 the outstanding balance under the mortgage is $33,800. The mortgage has a fixed interest rate of 4.928%.  Payments include interest and principal in an amount that will amortize the principal balance over a 30 year period. Minimum principal payments over the next 5 years are approximately $2,700.   The loan will mature and have a balloon payment due in 15 years of approximately $23,400.  The loan will be used for working capital and other general corporate purposes. In December 2014 the mortgage financial covenants were amended to be consistent with the financial covenants of the Second Amended and Restated Credit Agreement.

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

We believe that internally generated funds, the available borrowings under our existing credit facilities, mortgage proceeds, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months and the foreseeable future.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, the impact of commodity costs including for sheepskin, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to generate returns on our acquisitions of businesses, and market volatility, among others.  See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Second Amended and Restated Credit Agreement.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  Additional indebtedness could further result in incurring additional debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

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

We utilize forward contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate for a portion of the amounts we expect to purchase and sell in foreign currencies. As of December 31, 2014, we had no foreign currency forward contracts designated as cash-flow hedges and had no non-designated derivative contracts. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. We do not use foreign currency contracts for trading purposes. Subsequent to December 31, 2014, we entered into non-designated derivative contracts with notional amounts totaling approximately $54,000.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our European and Asian operations.  Approximately $425,000, or 28.8%, of our total net sales for the nine months ended December 31, 2014 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Second Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. Our China Credit Facility provides for interest on outstanding borrowings at rates based on the People’s Bank of China rate, which was 5.6% at December 31, 2014.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                       Legal Proceedings

On July 17, 2012 and July 26, 2012, two purported shareholder derivative lawsuits were filed in the California Superior Court for the County of Santa Barbara against our Board of Directors and several of our officers. The Company was named as nominal defendant. Plaintiffs in the state derivative actions allege, among other things, that the Board allowed certain officers to make allegedly false and misleading statements. The complaints include claims for breach of fiduciary duties, mismanagement, waste of corporate assets, insider trading, unjust enrichment, and violations of the California Corporations Code. The complaints seek compensatory damages, disgorgement, and other relief.  The actions were consolidated on September 13, 2012, and the Plaintiffs filed a consolidated complaint on November 20, 2012. On March 21, 2013, the Company’s demurrer to the consolidated complaint was sustained with leave to amend.  The Plaintiffs did not timely amend the consolidated complaint and a final judgment and order of dismissal with prejudice was entered on May 6, 2013.  Plaintiffs filed an appeal on May 22, 2013. The court of appeal affirmed the judgment of dismissal on October 2, 2014. Plaintiffs filed a petition for review in the California Supreme Court on December 5, 2014.

As part of our policing program for our intellectual property rights, from time to time, we file lawsuits in the US and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution, and state or foreign law claims.  At any given point in time, we may have a number of such actions pending.  These actions often result in seizure of counterfeit merchandise or out of court settlements with defendants or both.  From time to time, we are subject to claims where plaintiffs will raise, or defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual properties, including our trademark registration for UGG.  We also are aware of many instances throughout the world in which a third party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG products.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.  The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion.  Under this program, during the three and nine months ended December 31, 2014 we repurchased approximately 157,000 shares, for approximately $13,300, or an average price of $84.69. Through December 31, 2014, the Company had repurchased approximately 2,922,000 shares under this program, for approximately $134,000, or an average price of $45.87 per share, leaving the remaining approved amount at approximately $66,000.  The purchases were funded from available working capital. Between January 1, 2015 and February 6, 2015, the Company repurchased approximately 468,000 shares under the stock repurchase program approved in June 2012 for approximately $34,000, or an average price of $72.55 per share, leaving the remaining approved amount at approximately $32,000.

Subsequent to December 31, 2014, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors.

Item 3.                      Defaults upon Senior Securities

Not applicable

Item 4.                      Mine Safety Disclosures

Not applicable

Item 5.                      Other Information

Not applicable

Item 6.                       Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Second Amended and Restated Credit Agreement, dated as of November 13, 2014, by and among Deckers Outdoor Corporation, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, Comerica Bank and HSBC Bank USA, National Association, as Co-Syndication Agents, and the lenders from time to time party thereto. (Exhibit 10.1 to the Registrant’s Form 8-K filed on November 19, 2014 and incorporated by reference herein)

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
*101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date:	February 9, 2015	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer

(Duly Authorized Officer on Behalf of the Registrant and Principal Financial and Accounting Officer)