Form 10-K
period 2015-03-31
DECKERS OUTDOOR CORP
filed 2015-06-01
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 0-22446
DECKERS OUTDOOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3015862 (I.R.S. Employer Identification No.)
250 Coromar Drive, Goleta, California (Address of principal executive offices)	93117 (Zip Code)

Registrant's telephone number, including area code: (805) 967-7611
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 30, 2014, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $3,280,043,169, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant's common stock on The New York Stock Exchange (NYSE) on that date, which was $97.18. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares of the registrant's Common Stock outstanding at May 15, 2015 was 33,296,968.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2015 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION
For the Fiscal Year Ended March 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, and the information and documents incorporated by reference in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Annual Report on Form 10-K, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position and market opportunities. We have attempted to identify forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should," "will," or "would," and similar expressions or the negative of these expressions. Specifically, this Annual Report on Form 10-K and the information and documents incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements relating to, among other things:

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
Forward-looking statements represent our management's current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in the section entitled "Risk Factors" Part I, Item 1A of this Annual Report on Form 10-K, as well as in our other filings with the Securities and Exchange Commission (SEC). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Annual Report on Form 10-K, and the information and documents incorporated by reference in this Annual Report on Form 10-K, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements.
Except as required by applicable law or the listing rules of the NYSE we expressly disclaim any intent or obligation to update any forward-looking statements, or to update the reasons actual results could differ materially from those expressed or implied by these forward-looking statements, whether to conform such statements to actual results or changes in our expectations, or as a result of the availability of new information.

We qualify all of our forward-looking statements by these cautionary statements.

PART I
References in this Annual Report on Form 10-K (Annual Report) to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. Ahnu®, Deckers®, Hoka One One® (Hoka), MOZO®, Sanuk®, Teva®, TSUBO®, UGG® and UGGpureTM are some of our trademarks. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.
Item 1.    Business.
Unless otherwise specifically indicated, all amounts in Item 1. and Item 1A. herein are expressed in thousands, except for employees, share quantity, per share data and selling prices.
General
Deckers Outdoor Corporation was incorporated in 1975 under the laws of the State of California and, in 1993, reincorporated under the laws of the State of Delaware. We are a global leader in designing, marketing and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities.  We believe that our footwear is distinctive and appeals broadly to women, men and children. We sell our products, including accessories such as handbags and loungewear, through quality domestic and international retailers, international distributors, and directly to end-user consumers both domestically and internationally, through our websites, call centers, and retail stores. Our primary objective is to build our footwear lines into global lifestyle brands with market leadership positions. We seek to differentiate our brands and products by offering diverse lines that emphasize authenticity, functionality, quality, and comfort, and products tailored to a variety of activities, seasons, and demographic groups. All of our products are currently manufactured by independent contractors primarily in Asia. Our continued growth will depend upon the broadening of our products offered under each brand, the appeal of our products to our consumers, expanding domestic and international distribution, successfully opening new retail stores, increasing sales to consumers, and developing or acquiring new brands.
In February 2014, our Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The change was intended to better align our planning, financial and reporting functions with the seasonality of our business. The 2015, 2013 and 2012 fiscal years ended March 31, 2015, December 31, 2013 and December 31, 2012, respectively. The transition period was the quarter ended March 31, 2014 to coincide with the change in our fiscal year end.
Products
We market our products primarily under three proprietary brands:
UGG.    The UGG brand is one of the most iconic and recognized brands in the global footwear industry and highlights the Company’s successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, with expanded product offerings and a growing global audience that attracts women, men and children. UGG brand footwear continually earns media exposure from numerous outlets both organically and from strategic public relations efforts, including an increasing amount of exposure internationally.
Teva.    Teva is our active lifestyle brand, born from the outdoors and rooted in adventure. As the originator of the sport sandal, today the Teva product line includes casual sandals, shoes and boots built for ultimate versatility.
We are focused on regaining our leadership position in the sandal market, and continuing to expand our casual and women’s offerings to appeal to a wider range of consumers through utility-driven design, color and premium materials.
Sanuk.    Sanuk is our fun lifestyle footwear brand rooted in surf culture but embraced by an eclectic mix of style-savvy optimists. The Sanuk brand is probably best known for the patented SIDEWALK SURFERS® shoe and its Yoga MatTM and Beer Cozy sandal collections. The brand has a history of innovation, product invention, foot-friendly comfort, unexpected materials and clever branding.
We plan to elevate the approach in which we communicate the Sanuk brand story to a broader audience, especially women, through highly targeted communications that retain the brands unique attitude. We also continue to build on the Sanuk brand's authentic position in the surf and outdoor markets through its relationships with prominent professional athletes and ambassadors, including surfers, rock climbers, photographers, artists, and musicians known as much for their unique personal styles and charisma as for their specialized talents.

In addition to our primary brands, our other brands include Ahnu, a line of outdoor performance and lifestyle footwear; Hoka, a line of footwear for all capacities of runners designed with a unique performance midsole geometry, oversize midsole volume and active foot frame; MOZO, a line of footwear crafted for culinary professionals that redefines the industry's dress code; and TSUBO, a line of mid and high-end dress and dress casual footwear that incorporates style, function, and maximum comfort.
With respect to MOZO and TSUBO, we are seeking strategic alternatives for these businesses.
In April 2015, the Company acquired inventory and certain intangible assets, including the trade name related to the Koolaburra® brand, a sheepskin and wool based footwear brand. The purchase price of the acquisition was not material to the Company’s consolidated financial statements.
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
Our sales force is generally separated by brand, as each brand generally has certain specialty consumers; however, there is overlap between the sales teams and customers. We have aligned our brands' sales forces to position them for the future of the brands. Each brand's respective sales manager recruits and manages his or her network of sales representatives. We believe this approach for the US market maximizes our selling efforts.
We distribute products sold in the US through our distribution centers in Camarillo, Moreno Valley and Ventura, California. Our distribution centers feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers. For certain customers requiring special handling, each shipment is pre-labeled and packed to the retailer's specifications, enabling the retailer to easily unpack our product and immediately display it on the sales floor.
Internationally, we distribute our products through independent distributors and retailers in many countries, including throughout Europe, Asia-Pacific, Canada, and Latin America, among others. In addition, as we do in the US, in certain countries, we sell products directly to consumers through our websites and our retail stores. For our wholesale and Direct-to-Consumer businesses, we operate distribution centers with third-party logistics (3PLs) in certain international locations. Our principal wholesale customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers, shoe stores, and online retailers.
Our five largest customers accounted for approximately 22.2% of worldwide net sales for the year ended March 31, 2015 compared to 23.0% for the year ended December 31, 2013. No single customer accounted for greater than 10% of our consolidated net sales in the years ended March 31, 2015 and December 31, 2013, respectively.
UGG.    We sell our UGG footwear and accessories primarily through higher-end department stores such as Nordstrom, Neiman Marcus, Dillard's and Bloomingdale's, as well as independent specialty retailers such as Journeys, and online retailers such as Zappos.com. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who seeks out the fashion and functional elements of our UGG products.
Teva.    We sell our Teva footwear primarily through specialty outdoor and sporting goods retailers such as REI, L.L. Bean, Dick's Sporting Goods, and The Sports Authority, as well as online retailers such as Zappos.com. Our brand strength in casual and women’s footwear has also expanded our business to a wider distribution of department store and mall channels including Nordstrom, Dillard's and Journeys, as well as family footwear with DSW and Famous Footwear. We believe distribution that services active lifestyle consumers with premium assortments, merchandising and customer experience will continue to be areas of growth for the brand.
Sanuk.    We sell our Sanuk footwear primarily through independent action sports retailers, outdoor retailers, specialty footwear retailers and larger national retail chains including Nordstrom, Dillard's, Journeys, DSW, Urban Outfitters and Tilly's. We believe all these retailers showcase the brand's creativity, fun, and comfort and allow us to effectively reach our target consumers for the brand.
Other brands.    Our other brands are sold primarily at specialty running stores, high-end department stores, outdoor specialty accounts, independent specialty retailers, and with online retailers that support our brand ideals of comfort, style, and quality. Key accounts of our other brands include Nordstrom, Dillard's, Hanigs, REI, and Zappos.com.

E-Commerce.    Our E-Commerce business enables us to market, communicate and build our relationships with the consumer. E-Commerce enables us to meet the growing demand for our products, sell the products at retail prices, and provide significant incremental operating income. The E-Commerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, and offers targeted information to specific consumer segments. We operate our E-Commerce business through the Uggaustralia.com, Teva.com, Sanuk.com, Ahnu.com, Hokaoneone.com, Mozo.com, and Tsubo.com websites. Our websites also drive wholesale and distributor sales through brand awareness and by directing consumers to retailers that carry our brands, including our own retail stores. In recent years, our E-Commerce business has had significant revenue growth, much of which occurred as the UGG brand gained popularity and as consumers continued to increase internet usage for footwear and other purchases.
We have expanded our international capabilities by developing websites to service certain international markets. These websites are translated into the local language, may provide product through local distribution centers and price the products in the consumers' local currency. In 2012, we launched mobile websites for several of our brands in Europe, Japan and the US, in addition to websites in the US for our Sanuk brand. Our E-Commerce business sells products directly to consumers throughout the world, including the US, the United Kingdom (UK), Japan and China. In March 2015, we launched our first multi-brand E-Commerce website in the Asia-Pacific region, which is live in Singapore, Australia and Hong Kong and is expected to debut in Malaysia and South Korea during fiscal year 2016. In order to reduce the cost of order fulfillment, minimize out of stock positions, and further leverage our distribution centers' operations, order fulfillment is performed by our distribution centers in California, the UK, the Netherlands, China and Japan. Products sold through our E-Commerce business are sold at prices which approximate retail prices, enabling us to capture the full retail margin on each Direct-to-Consumer transaction.
Through our integrated OmniChannel strategy, we believe that consumers try on product in our retail stores, perform further online research and order products online and, conversely, E-Commerce fuels our retail locations. As a result, we believe that our stores and websites are mutually dependent in a way that will allow us to view them on a combined basis. Further, a number of our stores allow the consumer to buy through our E-Commerce channel using internet capable devices in our stores.
Retail Stores.    Our retail stores are predominantly UGG concept stores and UGG outlet stores. In 2013, we expanded our fleet and opened our first Sanuk (two concept, one outlet) stores. Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. In addition, our UGG concept stores allow us to showcase our entire product line including footwear, accessories, handbags, home, outerwear, lounge, and retail exclusive items; whereas, a wholesale account may not represent all of these categories. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line products, and products made specifically for the outlet stores.
In fiscal year 2015, we opened new stores in the US and internationally. A large majority of the new stores were in the US and China, with the remaining new stores in Japan, Canada and Hong Kong. As of March 31, 2015, we had a total of 142 stores worldwide. As of December 31, 2013, we had 113 stores worldwide. During fiscal year 2016, we plan to open additional retail stores in the US and internationally.
Product Design and Development
The design and product development staff for each of our brands creates new innovative footwear products that combine our standards of high quality, comfort, and functionality. The design function for all of our brands is performed by a combination of our internal design and development staff and outside freelance designers. By utilizing outside designers, we believe we are able to review a variety of different design perspectives on a cost-efficient basis and anticipate color and style trends more quickly. Refer to Note 1 to our accompanying consolidated financial statements in Part IV of this Annual Report for a discussion of our research and development costs for the last three years.
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
The production of footwear by our independent manufacturers is performed in accordance with our detailed specifications and is subject to our quality control standards. We maintain a buying office in Hong Kong and an on-site supervisory office in Pan Yu City, China that together serve as a link to our independent manufacturers, enabling us to carefully monitor the production process from receipt of the design brief to production of interim and final samples and shipment of finished product. We believe this regional presence provides predictability of material availability, product flow and adherence to final design specifications. To ensure the production of high-quality products, the majority of the materials and components used in production of our products by these independent manufacturers are purchased from independent suppliers that we designate. Excluding sheepskin and UGGpure, we believe that substantially all the various raw materials and components used to manufacture our footwear, including wool, rubber, leather, and nylon webbing are generally available from multiple sources at competitive prices. We began using UGGpure, a wool woven into a durable backing, in many of our UGG products in 2013. We generally outsource our manufacturing requirements on the basis of individual purchase orders or short-term purchase commitments rather than maintaining long-term purchase commitments with our independent manufacturers.
At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their skins for our products primarily from Australia and the UK. We maintain communication with the tanneries to monitor the available supply of sufficient high quality sheepskin for our projected UGG brand production. To ensure adequate supplies for our manufacturers, we forecast our usage of sheepskin in advance at a forward price. We have also entered into minimum purchase commitments with certain sheepskin suppliers (see Note 6 to our accompanying consolidated financial statements in Part IV of this Annual Report). We believe current supplies are sufficient to meet our needs in the near future, but we continue to investigate our options to accommodate any unexpected future growth.
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
Patents and Trademarks
We utilize trademarks on virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, identifying the Company, and distinguishing our goods from the goods of others. We currently hold trademark registrations for UGG, Teva, Sanuk, Ahnu, Hoka One One, MOZO, TSUBO, and other marks in the US and in many other countries, including the countries of the European Union, Canada, China, Japan and Korea. As of March 31, 2015, we hold approximately 180 utility and design patent registrations in the US and abroad and have filed more than 20 new patent applications which are currently pending. These patents expire at various times. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties. No single patent or group of patents expiring in the same year is critical to our business.
Seasonality
Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30 and December 31 and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31 and June 30 of each year. Our financial results include the Hoka brand beginning September 27, 2012. Historically, our total net sales in the quarters ending September 30 and December 31 have exceeded total net sales for the quarters ending March 31 and June 30 of each year, and we expect this trend to continue. Our other brands do not have a significant seasonal impact on our business. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors". For further discussion on our working capital and inventory management, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources".
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
At March 31, 2015, our backlog of orders from our wholesale customers and distributors was approximately $609,000 compared to approximately $614,000 at March 31, 2014. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in fiscal year 2016. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year for several reasons. Backlog only relates to wholesale and distributor orders for the next season and current season fill-in orders, and excludes potential sales in our E-Commerce business and retail stores during the year. Backlog is also affected by the timing of customers' orders and product availability.
Competition
The casual, outdoor, athletic, fashion, and formal footwear markets are highly competitive. Our competitors include athletic and footwear companies, branded apparel companies, and retailers with their own private labels. Although the footwear industry is fragmented to a certain degree, many of our competitors are larger and have substantially greater resources than us, including athletic shoe companies, several of which compete directly with some of our products. In addition, access to offshore manufacturing has made it easier for new companies to enter the markets in which we compete, further increasing competition in the footwear and accessory industries. In particular, in part due to the popularity of our UGG products, we face increasing competition from a significant number of domestic and international competitors selling products designed to compete directly or indirectly with our UGG products.
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
Employees
At March 31, 2015, we employed approximately 3,400 employees in the US, Europe, and Asia, none of whom were represented by a union. This figure includes approximately 1,900 employees in our retail stores worldwide, which includes part-time and seasonal employees. We employed approximately 3,200 employees at December 31, 2013, including approximately 2,000 employees in our retail stores. The decrease in retail employees was largely due to employing fewer seasonal workers at March 31, 2015 compared to December 31, 2013. The overall increase in employees during fiscal year 2015 was primarily related to increased expansion efforts. As we open new retail stores and expand our operations, we expect that our employee count will increase accordingly. We believe that we have good relationships with our employees.
Financial Information about Segments and Geographic Areas
Our six reportable business segments include the strategic business units responsible for the worldwide operations of our brands' (UGG, Teva, Sanuk and other brands) wholesale divisions, as well as our E-Commerce and retail store businesses. The majority of our sales and long-lived assets are in the US. Refer to Note 11 to our accompanying consolidated financial statements in Part IV of this Annual Report for further discussion of our business segments. Refer to Part I, Item 1A "Risk Factors" for a discussion of the risks related to our foreign operations.

Compliance with federal, state, and local environmental regulations has not had, and it is not expected to have, any material effect on our capital expenditures, earnings, or competitive position based on information and circumstances known to us at this time.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.deckers.com. Such documents are available as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.  However, the information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
We also make available through our website the following corporate governance documents: Audit Committee Charter, Compensation Committee Charter, Corporate Governance Charter, Code of Ethics, Accounting and Finance Code of Conduct, Corporate Governance Guidelines, Conflict Minerals Report and Conflict Minerals Policy. We have included the Chief Executive Officer (CEO) and Chief Financial Officer certifications regarding the Company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibit 31.1and Exhibit 31.2, respectively, to this report on Form 10-K. Additionally, we filed with the New York Stock Exchange (NYSE) the CEO’s certification regarding the Company’s compliance with the NYSE’s Corporate Governance Listing Standards (Listing Standards) pursuant to Section 303A.12(a) of the Listing Standards, which indicated that the CEO was not aware of any violations of the Listing Standards by the Company.
Item 1A.    Risk Factors.
        Our short and long-term success is subject to many factors beyond our control. Investing in our common stock involves substantial risk. Before investing in our stock, stockholders and potential stockholders should carefully consider the following risk factors related to our company as well as general investor risks, in addition to the other information contained in this report and the information incorporated by reference in this report. If any of the following risks occur, our business, financial condition or results of operations could be adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Please also see the section entitled "Cautionary Note Regarding Forward-Looking Statements" on page 2 of this Annual Report.
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
We depend on a limited number of key sources for certain raw materials. For sheepskin, the raw material used in many of our UGG products, we rely on two tanneries. Both the top grade twin-face and other grades of sheepskin used in UGG products are in high demand and limited supply. Furthermore, our unique sheepskin needs require certain types of sheepskin that may only be found in certain geographic locations and tanneries with sufficient expertise and capacity to deliver sheepskin which meets our specifications. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside our control. For example, if the price of wool increases, sheep herders may choose not to harvest their sheep and instead choose to shear their sheep for wool, thus decreasing the supply of sheepskin. Sheepskin is also a by-product of the food industry and is therefore dependent upon the demand by the food industry, which has generally been decreasing, thus leading to an overall reduction in the number of sheep available. The potential inability to obtain sheepskin, UGGpure and other raw materials could impair our ability to meet our production requirements and could lead to inventory shortages, which can result in lost sales, delays in shipments to customers, strain on our relationships with customers, and diminished brand loyalty. There have also been significant fluctuations in the prices of sheepskin as the demand from competitors for this material and the supply of sheep have changed. We experienced an increase in sheepskin costs in 2012 and a decrease in 2013, with the majority of the decrease being realized in the fourth quarter of 2013. In fiscal year 2015, average sheepskin prices decreased compared to 2013. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts.
We began using a new raw material, UGGpure, a wool woven into a durable backing, in some of our UGG products in 2013. If these raw materials and the end product do not conform to our specification or fail to meet consumer expectations, we could experience a higher rate of customer returns and deterioration in the image of our brands, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, our sheepskin and UGGpure suppliers warehouse their inventory at a limited number of facilities in China, the loss of any of which due to natural disasters and other adverse events would likely result in shortages of sheepskin or UGGpure leading to delays in the production of our products and could result in a loss of sales and earnings.
Any price increases in key raw materials will likely raise our costs and decrease our profitability unless we are able to commensurately increase our selling prices and implement other cost-saving measures. Our independent manufacturers use various raw materials in the production of our footwear and accessories that must meet our design specifications and, in some cases, additional technical requirements for performance footwear.
Our new and existing retail stores may not realize returns on our investments.
Our retail segment has grown substantially in both net sales and total assets during the past year, and we intend to expand this segment in the future. We have entered into significant long-term leases for many of our retail locations. Global store openings involve substantial investments, including constructing leasehold improvements, furniture and fixtures, equipment, information systems, inventory, and personnel. In addition, since a certain amount of our retail store costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. Due to the high fixed cost structure associated with the retail segment, negative cash flows or the closure of a store could result in significant write-downs of inventory, severance costs, lease termination costs, impairment losses on long-lived assets, or loss of our working capital, which could adversely impact our financial position, results of operations, or cash flows.
In addition, from time to time we license the right to operate retail stores for our brands to third parties. We provide training to support these stores, and set and monitor operational standards. However, the quality of these store operations may decline due to the failure of these third parties to operate the stores in a manner consistent with our standards, which could harm their sales and as a result harm our results of operations, result in loss of our capital or other contributions, or cause our brand image to suffer.
If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have difficulty filling our customers' orders.
Because the footwear industry has relatively long lead times for design and production, we must plan our production tooling and projected volumes many months before consumer tastes become apparent. The footwear and fashion industry is subject to rapid changes in consumer preferences, making it difficult to accurately forecast demand for our products and our future results of operations. Many factors may significantly affect demand for our products, which include: consumer acceptance of our products, the lifecycle of our products and consumer replenishment and buying behavior, changes in consumer demand for products of our competitors, effects of weather conditions, our reliance on manual processes and judgment for certain supply and demand planning functions that are subject to human error, unanticipated changes in general market conditions, and weak economic conditions or consumer confidence that reduces demand for discretionary items, such as our products.
A large number of models, colors, and sizes in our product lines can increase these risks. As a result, we may fail to accurately forecast styles, colors, and features that will be in demand. If we overestimate demand for any products or styles, we may be forced to incur higher markdowns or sell excess inventories at reduced prices resulting in lower, or negative, gross margins. On the other hand, if we underestimate demand for our products or if our independent factories are unable to supply products when we need them, we may experience inventory shortages that may prevent us from fulfilling customer orders or delaying shipments to customers. This could negatively affect our relationship with customers and diminish our brand loyalty, which may have a material adverse effect on our financial condition and results of operations.
Failure to adequately protect our trademarks, patents, and other intellectual property rights or deter counterfeiting could diminish the value of our brands and reduce sales.
We believe that our trademarks, patents, trade dress, trade names, trade secrets, copyrights and other intellectual property rights are of value and are integral to our success and our competitive position. Specifically, the success of the UGG brand has led to trademark counterfeiting, product imitation and other infringements of our intellectual property rights. We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts worldwide. In spite of our efforts, counterfeiting still occurs and if we are unsuccessful in challenging a third-party’s use related to trademark, trade dress or other intellectual property rights, this could adversely affect our future sales, financial condition, and results of operation. If our brands are associated with infringers’ or competitors’ inferior products, this could also adversely affect the integrity of our brands.
Although we are aggressive in pursuing entities involved in the trafficking and sale of counterfeit merchandise through legal action or other appropriate means, we cannot guarantee that the action we have taken will be adequate to protect our brands and prevent counterfeiting in the future, especially because some countries' laws do not protect intellectual property rights to the same extent as do US laws. Our business could be significantly harmed if we are not able to protect our intellectual property, adequately secure intellectual property rights related to our brands in specific territories, or if a court found that we are infringing on other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in the US or internationally in which we are involved, either as a plaintiff or as a defendant, could cost a significant amount of time and money and distract management’s attention from operating our business. If we do not prevail on any intellectual property claims, then we may have to change our manufacturing processes, products, trade names, or enter into costly license agreements, any of which could have a material adverse effect on our results of operations and financial condition. Additionally, unplanned increases in legal fees and other costs associated with the defense of our intellectual property or rebranding could result in higher operating expenses and lower earnings.
For example, from time to time, we may need to defend against claims that the word "ugg" is a generic term. Such a claim was successful in Australia, but such claims have been rejected by courts in the US, China, Turkey and in the Netherlands. We have also faced claims that “UGG Australia” is geographically deceptive. Any decision or settlement in any of these matters that prevents trademark protection of the "UGG" brand in our major markets, or that allows a third-party to continue to use our brand trademarks in connection with the sale of products similar to our products, or to continue to manufacture or distribute counterfeit products could result in intensified commercial competition and could have a material adverse effect on our results of operations and financial condition.
Our success depends on our ability to retain the value of our brands and to anticipate and promptly respond to changing fashion and retail trends.
Our success depends largely on the continued strength of our brands, on our ability to anticipate, understand, and react to the rapidly changing fashion tastes of footwear, apparel, and accessory consumers and to provide appealing merchandise in a timely and cost effective manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We are also dependent on consumer receptivity to our products and marketing strategy. There can be no assurance that consumers will continue to prefer our brands or that we will (1) respond quickly enough to changes in consumer preferences, (2) market our products successfully, or (3) successfully introduce acceptable new models and styles of footwear or accessories to our target consumer. For example, UGG products include fashion items that could go out of style at any time and competition for the sale of products by the UGG brand is intense and has increased over time. If we fail to react appropriately to changes in consumer preferences and fashion trends, consumers may consider our UGG brand image to be outdated or associate our UGG brand with styles that are no longer popular. UGG products represent a majority of our business, and if UGG product sales were to decline or fail to increase in the future, our overall financial performance and common stock price would be adversely affected.
We believe that the ongoing economic uncertainty in many countries where we sell our products and the corresponding impact on consumer confidence and discretionary income may increase the uncertainty of consumer preferences. Achieving market acceptance for new products will also likely require us to exert substantial product development and marketing efforts and expend significant funds to attract consumers. A failure to introduce new products that gain market acceptance or maintain market share with our existing products would erode our competitive position, which would reduce our profits and could adversely affect the image of our brands, resulting in long-term harm to our business.
Furthermore, the value of our brands is partially based on consumer perceptions on a variety of qualities; any misstep in product quality or design, customer service, marketing, unfavorable publicity or excessive discounting could negatively affect the image of our brand with our consumers. Negative claims or publicity regarding our company, our products or our brands, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. Hence, even if our products do anticipate and promptly respond to changing consumer preferences and/or stay ahead of changing fashion trends, our brand image could become tarnished or undesirable in the minds of consumers or target markets, which could have a material adverse effect on our business, results of operations, and financial condition.
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
As part of our growth strategies, we seek to enhance the positioning of our brands, extend our brands into complementary product categories and markets, partner with or acquire compatible and strategic companies or brands, expand geographically, increase our retail presence, and improve our operational performance. We continue to expand the nature and scope of our operations considerably, including significantly increasing the number of our employees worldwide. We anticipate that substantial further expansion will be required to realize our growth potential and new market opportunities.
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
We face risks associated with pursuing strategic acquisitions.
We have extended our brands into complementary product categories and markets in part through strategic acquisitions, and we may continue to do so in the future, depending on our ability to identify and successfully pursue suitable acquisition candidates. Acquisitions involve numerous risks, including risks inherent in entering new markets in which we may not have prior experience, potential loss of significant customers or key personnel of the acquired business, managing geographically-remote operations, and potential diversion of management’s attention from other aspects of our business operations. Acquisitions may also cause us to incur debt or result in dilutive issuances of our equity securities, write-offs of goodwill and substantial amortization expenses associated with other intangible assets. We may not be able to obtain financing for future acquisitions on favorable terms, making any such acquisitions more expensive. Any such financing may have terms that restrict our operations. Additionally, we cannot provide assurance that we will be able to successfully integrate the operations of any acquired businesses into our operations and achieve the expected benefits of any acquisitions. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future could have a material adverse effect on our results of operations and financial position. We will face cannibalization of existing product sales by our newly acquired products, unless we adequately integrate new brands and products with our existing products, aggressively target different consumers for our newly acquired products and increase our overall market share. Although we may not consummate a potential acquisition for a variety of reasons, we may nonetheless incur material costs in the preliminary stages of such an acquisition that we may not be able to recover.
Our goodwill and other intangible assets may incur impairment losses.
We conducted our annual impairment tests of goodwill and other intangible assets for fiscal year 2015, 2013, and 2012. In addition, we conducted interim impairment evaluations when impairment indicators arose. During the year ended March 31, 2015, the quarter ended March 31, 2014 and the years ended December 31, 2013 and 2012, we did not recognize any material impairment charges on our goodwill and other intangible assets.
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

	As of March 31, 2015
	UGG	Teva	Sanuk	Other	Total
Trademarks	$154	$15,301	$—	$—	$15,455
Goodwill	6,101	—	113,944	7,889	127,934
Total nonamortizable intangibles	$6,255	$15,301	$113,944	$7,889	$143,389
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

•	increasing transportation costs and a limited supply of international shipping capacity;

•	increasing labor costs;

•	poor infrastructure and shortages of equipment, which can disrupt transportation and utilities;

•	restrictions on the transfer of funds;

•	changing economic conditions;

•	violations or changes in governmental policies and regulations including labor, safety, and environmental regulations in China, Vietnam, the US, and elsewhere;

•	refusal to adopt or comply with our Supplier Code of Conduct, Conflict Minerals Policy and Restricted Substances Policy;

•	customary business traditions in China and Vietnam such as local holidays, which are traditionally accompanied by high levels of turnover in the factories;

•	labor disruptions;

•	delays during shipping, at the port of entry or at the port of departure;

•	decreased scrutiny by custom officials for counterfeit products;

•	political instability, which can interrupt commerce, including acts of war and other external factors over which we have no control;

•	heightened terrorism security concerns, which could subject imported or exported products to additional, more frequent or more lengthy inspections;

•	imposition or the repeal of laws that affect intellectual property rights;

•	use of unauthorized or prohibited materials or reclassification of materials;

•	expropriation and nationalization;

•	disease epidemics and health-related concerns that could result in a reduced workforce or scarcity of raw materials;

•	disruptions at manufacturing or distribution facilities caused by natural or other disasters; and

•	adverse changes in consumer perception of goods, trade, or political relations with China and Vietnam.
These factors, or others of which we are currently unaware or which we do not currently view as material, could severely interfere with the manufacture or shipment of our products. This could make it difficult to obtain adequate supplies of quality products when we need them, thus materially affecting our sales and results of operations.
While we require that our independent manufacturers adhere to environmental, labor, ethical, health, safety, and other standard business practices and applicable local laws, and we periodically visit and audit their operations, we do not control their business practices. If we discovered non-compliant manufacturers or suppliers that cannot or will not become compliant, we would cease dealing with them, and we could suffer an interruption in our product supply chain. In addition, the manufacturers' or designated suppliers' violations of such standards and laws could damage our reputation and the value of our brands, resulting in negative publicity and discouraging customers and consumers from buying our products.
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
We operate on a global basis, with approximately 35.9% of our net sales for the year ended March 31, 2015 from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies become more material and subject to currency fluctuations and global credit markets. A significant portion of our international operating expenses are paid in local currencies. Also, our foreign distributors sell in local currencies, which impact the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. Future changes in foreign currency exchange rates and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, profit margins, or results of operations, when converted to US dollars. Changes in the value of the US dollar relative to other currencies could result in material fluctuations in foreign currency translation amounts or the US dollar value of transactions and, as a result, our net earnings could be materially adversely affected. We currently utilize forward contracts or other derivative instruments for the amounts we expect to purchase and sell in foreign currencies to mitigate exposure to fluctuations in the foreign currency exchange rate. As we continue to expand international operations and increase purchases and sales in foreign currencies, we will evaluate and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. Our hedging strategies depend on our forecasts of sales, expenses, and cash flows, which are inherently subject to inaccuracies. Therefore, our hedging strategies may be ineffective. In addition, the failure of financial institutions that underwrite our derivative contracts may negate our efforts to hedge our foreign currency exposures and result in material foreign currency or contract losses. Foreign currency hedging activities, transactions, remeasurements or translations could materially impact our consolidated financial statements.
While our purchases from overseas factories are currently denominated in US dollars, certain operating and manufacturing costs of the factories are denominated in other currencies. As a result, fluctuations in these currencies versus the US dollar could impact our purchase prices from the factories in the event that they adjust their selling prices accordingly.
Labor disruptions could adversely affect our financial position, results of operations, or cash flows.
Our business depends on its ability to source and distribute products in a timely manner. Labor disputes at or that affect our independent manufacturers, shipping ports, including the recent labor dispute at west coast US ports, tanneries, transportation carriers, retail stores or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions. Any such disruption may have a material adverse effect on our business by potentially resulting in cancelled orders by customers and unanticipated inventory accumulation, and increased transportation and labor costs, each of which may negatively impact our results of operations and financial position.
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
The warehousing of our inventory is located at a limited number of self-managed domestic facilities and self-managed and third-party managed international facilities, the loss of any of which due to natural disasters and other adverse events, could materially adversely impact our sales, business performance, and operating results. In addition, we could face a significant disruption in our domestic distribution center operations if our automated pick module does not perform as anticipated or ceases to function for an extended period, or if our plans for a new distribution facility are disrupted or delayed.
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
Furthermore, we rely on certain information technology management and enterprise resource planning systems to prepare sales forecasts, track our financial and operating results, and otherwise operate our business. As our business grows and we expand into additional distribution channels and geographic regions, these systems may require expansion or modification. We may experience difficulties expanding these information technology and resource planning systems or transitioning to new or upgraded systems, which may result in loss of data or unreliable data, decreases in productivity as our personnel become familiar with and adapt to the new systems, and increased costs for the implementation of the new or upgraded systems. If we are unable to modify our information technology or resource planning systems to respond to changes in our business needs, or if we experience a failure or interruption in these systems, our ability to accurately forecast sales, report our financial and operating results, or otherwise operate our business could be adversely affected.
The loss, theft or misuse of sensitive customer or company information, could damage our relationships with customers, harm our reputation, expose us to litigation and adversely affect our business.
Our business involves the storage and transmission of sensitive information including the personal information of our customers, credit card information, employee information, data relating to customer preferences, and proprietary company financial and strategic data. The protection of our customer, employee and company data is vitally important to us as the loss, theft or misuse of such information could lead to significant reputational or competitive harm, litigation and potential liability. As a result, we believe that our future success and growth depends, in part, on the ability of our key business processes, including our information and global communication systems, to prevent the theft, loss or misuse of this sensitive information. However, as with many businesses, we are subject to numerous security and cybersecurity risks which may prevent us from maintaining the privacy of sensitive information and require us to expend significant resources attempting to secure such information.
As has been well documented in the media, hackers and computer viruses have disrupted operations at many major companies, and we may be vulnerable to similar security breaches. While we have expended, and will continue to expend, resources to protect our customers and ourselves against these breaches and to ensure an effective response to a security or cybersecurity breach, we cannot be certain that we will be able to adequately defend against any such breach. Techniques used to obtain unauthorized access to attack systems are constantly evolving and, in some cases, becoming more sophisticated and harder to detect. Despite our efforts, we may be unable to anticipate these techniques or implement adequate preventive measures in response, and any breaches that we do not detect may remain undetected for some period. In addition, measures that we do take to prevent risks of fraud and security breaches have the potential to harm relations with our customers or suppliers, or decrease activity on our websites by making them more difficult to use or restricting the ability to meet our customers' expectations in terms of their online shopping experience.
Any failure to maintain the security of our customers’ sensitive information, or data belonging to our suppliers, could put us at a competitive disadvantage, result in deterioration of our customers’ confidence in our operations, and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse effect on our business, results of operations, and financial condition. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, we could be held liable to our customers, other parties or employees, be subject to regulatory or other actions for breaching privacy laws or failing to adequately protect such information or respond to a breach. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect our reputation and our results of operations and financial condition. We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.
Our business could be adversely affected by the loss of key members of our management team or other key personnel.
Our future success and growth depend largely upon the continued services of our executive officers and other key employees. From time to time, there may be changes in our executive officers or other key employees resulting from the hiring or departure of these personnel, which may disrupt our business. Our executive officers and other key employees are generally employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers or other key employees and the often extensive process of identifying and hiring other personnel, who will work effectively with our employees and lead our company to fill those key positions, could have a material adverse effect on our business.
We depend on highly skilled personnel and, if we are unable to retain or hire additional qualified personnel, we may not be able to achieve our strategic objectives.
To execute our growth plan and achieve our strategic objectives, we must continue to attract and retain highly qualified and motivated personnel across our company. In particular, in order to continue to develop new products and successfully operate and grow our key business processes, it is important for us to continue hiring highly skilled footwear and accessories designers and information technology specialists. Competition for these highly skilled professionals is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached their legal obligations, resulting in a diversion of our time and resources. In addition, our headquarters are located in Santa Barbara, California, which is not generally recognized as a prominent commercial center, and it is difficult to attract qualified professionals due to our geographic location. As a result, we may have difficulty hiring and retaining suitably skilled personnel with the qualifications and motivation to expand our business. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives and our operating results may suffer.
In addition, prospective and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our equity awards decline, or if the price of our stock experiences significant volatility, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or to retain and motivate our current personnel, our future growth prospects could be adversely affected and our business could be harmed.
Our revolving credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions.
From time to time, we have financed our liquidity needs in part from borrowing made under a revolving credit facility. Our credit facility provides for a committed revolving credit line of up to $400 million. Our obligations under the agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries, other than certain immaterial subsidiaries, foreign subsidiaries, foreign subsidiary holding companies and specified excluded subsidiaries, and are secured by a first priority security interest in substantially all of our assets, including all or a portion of the equity interests of certain of our domestic and first-tier foreign subsidiaries. The agreement for our credit facility also contains a number of customary financial covenants and restrictions, which may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. A default under the credit agreement could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because borrowings under the revolving credit facility bear interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow. There were no outstanding borrowings under our committed revolving credit facility as of March 31, 2015. In addition, we have a credit facility in China (China Credit Facility), which provides for an uncommitted revolving line of credit of up to CNY 60 million, or approximately $10 million. At March 31, 2015, we had approximately $4.9 million of outstanding borrowings under the China Credit Facility.
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

We are involved in various claims, litigations and other legal and regulatory proceedings and governmental investigations that arise from time to time in the ordinary course of our business. Due to inherent uncertainties of litigation and other such proceedings and investigations, we cannot predict with accuracy the ultimate outcome of any such matters. An unfavorable outcome could have a material adverse impact on our business, financial position, and results of operations. The amount of insurance coverage we maintain to address such matters may be inadequate to cover these or other claims. In addition, any significant litigation, investigation, or proceeding, regardless of its merits, could divert financial and management resources that would otherwise be used to benefit our operations or could negatively impact our reputation in the marketplace.
New regulations related to "conflict minerals" may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.
On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to perform due diligence, disclose and annually report to the SEC whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We are currently investigating the use of conflict materials, if any, within our supply chain.
Our common stock price has been volatile, which could result in substantial losses for stockholders.
Our common stock is traded on the NYSE. While our average daily trading volume for the 52-week period ended May 15, 2015 was approximately 740,000 shares, we have experienced more limited volume in the past and may do so in the future. The trading price of our common stock has been and may continue to be volatile. The closing prices of our common stock, as reported by the NYSE, have ranged from $66.05 to $99.38 for the 52-week period ended May 15, 2015. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

•	changes in expectations of our future performance, whether realized or perceived;

•	changes in estimates by securities analysts or failure to meet such estimates;

•	published research and opinions by securities analysts and other market forecasters;

•	changes in our credit ratings;

•	the financial results and liquidity of our customers;

•	shift of revenue recognition as a result of changes in our distribution model, delivery of merchandise, or entering into agreements with related parties;

•	claims brought against us by a regulatory agency or our stockholders;

•	quarterly fluctuations in our sales, expenses, and financial results;

•	general equity market conditions and investor sentiment;

•	economic conditions and consumer confidence;

•	broad market fluctuations in volume and price;

•	increasing short sales of our stock;

•	announcements to repurchase our stock;

•	the declaration of stock or cash dividends; and

•	a variety of risk factors, including the ones described elsewhere in this Annual Report and in our other periodic reports.
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
Our five largest customers accounted for approximately 22.2% of worldwide net sales in fiscal year 2015 and 23.0% of worldwide net sales in fiscal year 2013. Any loss of a key customer, the financial collapse or bankruptcy of a key customer, or a significant reduction in purchases from a key customer could have a material adverse effect on our business, results of operations, and financial condition.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.

Our corporate headquarters are located in Goleta, California. We have three US distribution centers, all in California. Our international distribution centers, located in the Netherlands, the UK, Germany, China, Hong Kong and Japan, are managed by 3PLs. We recently began operating our new distribution center in Moreno Valley, California. Our E-Commerce operations are in Arizona, the UK, many Eurozone countries, China, Japan, Singapore, Australia and Hong Kong. We also have offices in Hong Kong, China and Vietnam to oversee the quality and manufacturing standards of our products, an office in Macau to coordinate logistics, an office in Hong Kong to coordinate sales and marketing efforts, and offices in the UK, the Netherlands and Germany to oversee European operations and administration. As of March 31, 2015, we had 51 retail stores in the US ranging from approximately 1,000 to 8,000 square feet. Internationally, we had 91 retail stores in China, Japan, the UK, Canada, France, Hong Kong, Belgium and the Netherlands. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers. The construction of our new fourteen acre corporate headquarters in Goleta, California was substantially completed in January 2014. Other than our new corporate headquarters, we lease, rather than own, our facilities from unrelated parties. With the exception of our E-Commerce and retail store facilities, our facilities are attributable to multiple segments of our business and are not allocated to the reportable segments. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.
The following table reflects the location, use, segment, and approximate size of our significant physical properties as of March 31, 2015:

Facility Location	Description	Business Segment	Facility Size (Square Footage)
Moreno Valley, California	Warehouse Facility	Unallocated	794,000
Camarillo, California	Warehouse Facility	Unallocated	723,000
Goleta, California	Corporate Offices	Unallocated	196,000
Item 3.    Legal Proceedings.
On July 17, 2012 and July 26, 2012, two purported shareholder derivative lawsuits were filed in the California Superior Court for the County of Santa Barbara against our Board of Directors and several of our officers. The Company is named as nominal defendant. Plaintiffs in the state derivative actions allege, among other things, that the Board allowed certain officers to make allegedly false and misleading statements. The complaints include claims for breach of fiduciary duties, insider trading, unjust enrichment, and violations of the California Corporations Code. The complaints seek compensatory damages, disgorgement, and other relief. The actions were consolidated on September 13, 2012, and the Plaintiffs filed a consolidated complaint on November 20, 2012. On March 21, 2013, the Company’s demurrer to the consolidated complaint was sustained with leave to amend. The Plaintiffs did not timely amend the consolidated complaint and a final judgment and order of dismissal with prejudice was entered on May 6, 2013. Plaintiffs filed an appeal on May 22, 2013. The court of appeal affirmed the judgment of dismissal on October 2, 2014. Plaintiffs filed a petition for review in the California Supreme Court on December 5, 2014, which was denied on February 25, 2015 resulting in dismissal of the suits.
As part of our policing program for our intellectual property rights, from time to time, we file lawsuits in the US and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution, and state or foreign law claims. At any given point in time, we may have a number of such actions pending. These actions often result in seizure of counterfeit merchandise or out of court settlements with defendants or both. From time to time, we are subject to claims where plaintiffs will raise, or defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual properties, including our trademark registration for UGG. We also are aware of many instances throughout the world in which a third-party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva, UGG, and Sanuk products.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the symbol "DECK". Prior to May 5, 2014, our common stock was traded on the NASDAQ Global Select Market under the symbol "DECK".
The following table shows the range of low and high closing sale prices per share of our common stock, based on the last daily sale, for the periods indicated.

	Common Stock Price Per Share
	Low	High
Year ended March 31, 2015
March Quarter	$66.05	$94.10
December Quarter	$81.56	$98.57
September Quarter	$81.53	$99.38
June Quarter	$76.11	$86.33
Transition Period ended March 31, 2014
March Quarter	$72.86	$88.56
Year ended December 31, 2013
December Quarter	$57.84	$86.09
September Quarter	$51.07	$66.09
June Quarter	$47.35	$59.69
March Quarter	$36.12	$55.69
As of May 15, 2015, we had approximately 57 stockholders of record based upon the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
We did not sell any equity securities during the year ended March 31, 2015 that were not registered under the Securities Act of 1933, as amended.
STOCK PERFORMANCE GRAPH
Below is a graph comparing the percentage change in the cumulative total stockholder return on the Company's common stock against the NASDAQ Market Index, the cumulative total return of the NYSE Composite Index, and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five-year and one quarter period commencing December 31, 2009 and ending March 31, 2015. The data represented below assumes one hundred dollars invested in each of the Company's common stock, the NYSE Composite Index, the NASDAQ Market Index, and the S&P 500 Apparel, Accessories & Luxury Goods Index on January 1, 2010.
Beginning in fiscal year 2015, we are using the NYSE Composite Index rather than the NASDAQ Market Index that we used in prior years due to the May 5, 2014 change in listing of our stock to the NYSE.  For this Annual Report, we have included both the NYSE Composite Index and the NASDAQ Market Index.

The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts. Total return assumes reinvestment of dividends; we have not declared or paid any cash dividends on our common stock since our inception.

ASSUMES $100 INVESTED ON JAN. 01, 2010
ASSUMES DIVIDEND REINVESTED

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	3/31/2015
Deckers Outdoor Corporation	$100.0	$235.2	$222.9	$118.8	$249.1	$214.9
NASDAQ Market Index#	100.0	118.0	117.0	137.5	192.6	229.4
S&P 500 Apparel, Accessories & Luxury Goods Index	100.0	141.2	175.6	180.1	225.0	214.9
NYSE Composite Index*	100.0	113.8	109.7	127.5	161.2	176.9

#	The NASDAQ Market Index is the same NASDAQ Index used in our 2013 Form 10-K.
*	The NYSE Composite Index is an index that measures the performance of all stocks listed on the NYSE.

DIVIDEND POLICY
We have not declared or paid any cash dividends on our common stock since our inception. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future. Our current credit agreement allows us to make cash dividends, provided that no event of default has occurred or is continuing and provided that our total adjusted leverage ratio does not exceed 2.75 to 1.00.
STOCK REPURCHASE PROGRAM

In June 2012, the Company approved a stock repurchase program to repurchase up to $200 million of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program did not obligate the Company to acquire any particular amount of common stock and the program may have been suspended at any time at the Company's discretion. As of February 28, 2015, the Company had repurchased approximately 3,823,000 shares under this program, for approximately $200 million, or an average price of $52.31 per share. As of February 28, 2015, the Company had repurchased the full amount authorized under this program.
In January 2015, the Company approved a new stock repurchase program to repurchase up to $200 million of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. As of March 31, 2015, the Company has repurchased approximately 377,000 shares under this program for approximately $27.9 million, or an average price of $74.09 per share, leaving the remaining approved amount at approximately $172.1 million.

	Total number of shares purchased* (in thousands)	Average price paid per share	Approximate dollar value of shares added/(purchased) (in thousands)	Approximate dollar value of shares that may yet be purchased (in thousands)
December 31, 2012				$79,300
January 1, 2013 — September 30, 2014	—	$—	$—	$79,300
October 1, 2014 — October 31, 2014	157	$84.66	$(13,300)	$66,000
November 1, 2014 — December 31, 2014	—	$—	$—	$66,000
January 1, 2015 — January 31, 2015	—	$—	$200,000	$266,000
February 1, 2015 — February 28, 2015	1,089	$73.41	$(79,900)	$186,100
March 1, 2015 — March 31, 2015	190	$73.73	$(14,000)	$172,100
Total	1,436	$74.68
* All shares purchased were purchased as part of a publicly announced program in open-market transactions.

Item 6.    Selected Financial Data.
We derived the following selected consolidated financial data from our consolidated financial statements.
The financial data are derived from, and qualified by reference to, the following audited consolidated financial statements not included in this Annual Report:
•Consolidated statements of operations for the years ended December 31, 2010 and 2011
•Consolidated balance sheets as of December 31, 2010, 2011 and 2012
The financial data are further derived from, and qualified by reference to, the following accompanying consolidated financial statements in Part IV of this Annual Report:

•	Consolidated statements of operations for the years ended December 31, 2012 and 2013, March 31, 2015, and the transition quarter ended March 31, 2014
•Consolidated balance sheets as of December 31, 2013, March 31, 2014 and March 31, 2015
Historical results are not necessarily indicative of the results to be expected in the future. You should read the following consolidated financial information together with our accompanying consolidated financial statements in Part IV of this Annual Report and the related notes and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year ended	Quarter ended (transition period)	Years ended December 31,
	3/31/2015	3/31/2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statements of Operations Data
Net sales:
UGG wholesale	$903,926	$83,271	$818,377	$819,256	$915,203	$663,854
Teva wholesale	116,931	45,283	109,334	108,591	118,742	96,207
Sanuk wholesale	102,690	28,793	94,420	89,804	26,039	—
Other brands wholesale	76,152	18,662	38,276	20,194	21,801	23,476
E-Commerce	233,070	38,584	169,534	130,592	106,498	91,808
Retail stores	384,288	80,123	326,677	245,961	189,000	125,644
	1,817,057	294,716	1,556,618	1,414,398	1,377,283	1,000,989
Cost of sales	938,949	150,456	820,135	782,244	698,288	498,051
Gross profit	878,108	144,260	736,483	632,154	678,995	502,938
Selling, general and administrative (SG&A) expenses	653,689	144,668	528,586	445,206	394,157	253,850
Income (loss) from operations	224,419	(408)	207,897	186,948	284,838	249,088
Other expense (income), net	3,280	334	2,340	2,830	(424)	(1,021)
Income (loss) before income taxes	221,139	(742)	205,557	184,118	285,262	250,109
Income taxes	59,359	1,943	59,868	55,104	83,404	89,732
Net income (loss)	161,780	(2,685)	145,689	129,014	201,858	160,377
Net income attributable to noncontrolling interest	—	—	—	(148)	(2,806)	(2,142)
Net income (loss) attributable to Deckers Outdoor Corporation	$161,780	$(2,685)	$145,689	$128,866	$199,052	$158,235
Net income (loss) per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$4.70	$(0.08)	$4.23	$3.49	$5.16	$4.10
Diluted	$4.66	$(0.08)	$4.18	$3.45	$5.07	$4.03
Weighted-average common shares outstanding:
Basic	34,433	34,621	34,473	36,879	38,605	38,615
Diluted	34,733	34,621	34,829	37,334	39,265	39,292

	As of
	3/31/2015	3/31/2014	12/31/2013	12/31/2012	12/31/2011	12/31/2010
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$225,143	$245,088	$237,125	$110,247	$263,606	$445,226
Working capital	$519,051	$501,647	$508,786	$424,569	$585,823	$570,869
Total assets	$1,169,933	$1,064,204	$1,259,729	$1,068,064	$1,146,196	$808,994
Long-term liabilities	$65,379	$53,140	$51,092	$62,246	$72,687	$8,456
Total Deckers Outdoor Corporation stockholders' equity	$937,012	$888,849	$888,119	$738,801	$835,936	$652,987

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.
References to "Deckers," "we," "us," "our," or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and selling prices. The following discussion of our financial condition and results of operations should be read together with our accompanying consolidated financial statements in Part IV of this Annual Report and the accompanying notes to those statements included in Part IV of this Annual Report.
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
Our financial condition and results of operations include the operations of Hoka One One® (Hoka) beginning September 27, 2012, the acquisition date. In addition to our primary brands, our other brands include Ahnu®, a line of outdoor performance and lifestyle footwear; Hoka, a line of footwear for all capacities of runners designed with a unique performance midsole geometry, oversized midsole volume and active foot frame; MOZO®, a line of footwear crafted for culinary professionals that redefines the industry's dress code; and TSUBO®, a line of mid and high-end dress and dress casual comfort footwear that incorporates style and function with maximum comfort.
We sell our brands through quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our E-Commerce business and retail stores. Independent third parties manufacture all of our products.
Our business has been and we expect that it will continue to be impacted by what we believe are several important trends:

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

•	Our use of UGGpure®, real wool woven into a durable backing used as an alternative to table grade sheepskin, in select products, primarily in linings and foot beds, continues to grow.

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
We have experienced significant cost fluctuations over the past several years, notably with respect to sheepskin. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts. We continually strive to contain our material costs through increasing the mix of non-sheepskin products, exploring new footwear materials and new production technologies, and utilizing lower cost production. Also, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for further discussion of our commodity price risk.
Below is an overview of the various components of our business, including some key factors that affect each business and some of our strategies for growing each business.
UGG Brand Overview
The UGG brand is one of the most iconic and recognized brands in the global footwear industry and highlights our successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, with expanded product offerings and a growing global audience that attracts women, men and children. UGG brand footwear continually earns media exposure from numerous outlets both organically and from strategic public relations efforts, including an increasing amount of exposure internationally. The UGG brand has invested in creating holistic, impactful integrated campaigns across paid, earned and owned media channels, including mobile, digital, social, out-of-home (OOH) and print, which are globally scalable, contributing to broader public awareness of the brand.
We believe the increased global media focus and demand for UGG products has been driven by the following:

•	High consumer brand loyalty, due to over 35 years of delivering quality and luxuriously comfortable UGG footwear;

•	Continued innovation of new product categories and styles, including those beyond footwear such as loungewear, handbags, cold-weather accessories and a new home offering;

•	A more robust footwear offering, including transitional products that bridge the seasons between spring and fall;

•	Expanded slipper category showing incremental growth with added styles for both women, men and children;

•
Growing Direct-to-Consumer platform and enhanced OmniChannel capabilities that enable us to increasingly engage existing and prospective consumers in a more connected environment to introduce our evolving product lines;

•	Product customization with our UGG by You program allows for deeper connection with brand and products;

•	Focus on mobile consumers with responsive website design providing shoppers access to the brand from their mobile devices;

•	Year-round holistic paid advertising approach for women, men and children in targeted digital, high-end print, OOH and across multiple social media platforms;

•	Holiday and winter focused advertising campaign to drive important seasonal sales;

•	Continued creation of targeted UGG for Men campaigns;

•	Targeted E-Commerce based marketing to existing and prospective consumers through integrated outreach including email blasts, interactive website design and search engine optimization based content;

•	Continued partnerships with high-end retailers such as Nordstrom, Dillard's and Bloomingdales;

•	Expanded product assortments from existing accounts;

•	Adoption by high-profile celebrities as a favored footwear brand;

•	Continued media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to;

•	Increased exposure to the brand driven by our concept stores that showcase all of our product offerings; and

•	Continued expansion of worldwide retail through new UGG stores.
We believe the luxurious comfort of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our key strategies include presenting UGG as a year-round global, premium lifestyle brand with a broad product line suitable for wear in a variety of climates and occasions and limiting retail distribution. As part of this strategic approach, we have increased our product offerings, including a growing transitional collections and spring line, an expanded men’s line, a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as home, handbags, cold weather accessories, and apparel products. We have also recently expanded our marketing and promotional efforts, which we believe has contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification will also help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.
Teva Brand Overview
For 30 years Teva has fueled the expression of freedom through the adventure lifestyle around the globe. Teva pioneered the sport sandal category in 1984. We believe that Teva’s Originals Collection is a key platform in driving market penetration for the brand. The Originals Collection honors the heritage of Teva by revamping the styles the brand was founded on by blending their original simplicity with modern sophistication. In the US, our focus will be to bolster our leadership position in sandals and grow our market share through casual category extensions. Globally, we seek to establish the Originals Collection as a catalyst for the Teva brand's success across warm-weather climates.
Within the US, we expect that Teva will grow its position as a market leader within the sport sandal category. Growth opportunities within our current core channels of distribution - outdoor specialty, sporting goods and family footwear retail chains - will be pursued through deepening penetration with evolved and expanded product offerings. Teva plans to support its channel expansion beyond present distribution with focused investments in targeted, solution-driven marketing programs in order to attract new lifestyle consumers to the brand. However, we cannot assure investors that these efforts will be successful.
Sanuk Brand Overview
The Sanuk brand was founded 17 years ago, and from its origins in the Southern California surf culture, has grown into a global brand with an expanding fan base and growing presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions combined with its fun and funky branding has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga MatTM sandal collection and the patented SIDEWALK SURFERS®.  We believe that the Sanuk brand provides substantial growth opportunities, especially within the casual sneaker markets, supporting our strategic initiatives spanning new product launches, and OmniChannel development and global expansion.  However, we cannot assure investors that our efforts to grow the brand will be successful.
Other Brands Overview
Our other brands consist of Ahnu, Hoka, MOZO and TSUBO. Our other brands are sold through most of our distribution channels, primarily through wholesale channels.
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
With respect to Ahnu and Hoka, we expect to leverage our design, marketing, and distribution capabilities. Nevertheless, we cannot assure investors that our efforts to grow these brands will be successful.
With respect to MOZO and TSUBO, we are seeking strategic alternatives for these businesses.
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
Retail Stores Overview
Our retail stores are predominantly UGG concept stores and UGG outlet stores. In 2013, we expanded our fleet and opened our first Sanuk (two concept, one outlet) stores. Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. In addition, our UGG concept stores allow us to showcase our entire product line including footwear, accessories, handbags, home, outerwear, lounge and retail exclusive items; whereas, a wholesale account may not represent all of these categories. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line products, and products made specifically for the outlet stores. Through our integrated OmniChannel strategy, we believe that consumers try on products in our retail stores, perform further online research and order products online and, conversely, E-Commerce fuels our retail locations. As a result, we believe that our stores and websites are mutually dependent in a way that will allow us to view them on a combined basis. Further, a number of our stores allow the consumer to buy through our E-Commerce channel using internet capable devices in our stores.
As of March 31, 2015, we had a total of 142 retail stores worldwide. These stores are company-owned and operated and include our China stores, which prior to April 2, 2012 were owned and operated with our joint venture partner. On April 2, 2012, we purchased the remaining interest in our Chinese joint venture. During fiscal year 2016, we plan to open additional company-owned retail stores worldwide.
During the year ended March 31, 2015, we converted seven of our retail stores in China to partner retail stores, whereby, upon conversion, the stores became wholly-owned and operated by local, third-party companies within China.  These conversions included the assignment of the lease and the sale of both our on-hand inventory and store leasehold improvements to the operator.  As of the date of conversion, partner retail stores sales are included in our UGG brand wholesale segment and not included in our retail stores segment. During fiscal year 2016, we plan to convert additional retail stores in China to partner retail stores.
Seasonality
Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30 and December 31, and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31 and June 30 of each year. Our other brands are not significantly impacted by the season.
In February 2014, our Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The change is intended to better align our planning, financial and reporting functions with the seasonality of our business. The fiscal 2015 and 2013 years ended on March 31, 2015 and December 31, 2013, respectively. The 2014 transition period was the quarter ended March 31, 2014 to coincide with the change in our fiscal year end.

The following table summarizes our quarterly net sales and income (loss) from operations:

	FY 2015
	Quarter ended 6/30/2014	Quarter ended 9/30/2014	Quarter ended 12/31/2014	Quarter ended 3/31/2015
Net sales	$211,469	$480,273	$784,678	$340,637
Income (loss) from operations	$(50,482)	$59,583	$214,581	$737

	FY 2013			2014
	Quarter ended 6/30/2013	Quarter ended 9/30/2013	Quarter ended 12/31/2013	Quarter ended 3/31/2014
Net sales	$170,085	$386,725	$736,048	$294,716
Income (loss) from operations	$(42,751)	$46,497	$201,499	$(408)
With the large growth in the UGG brand over the past several years, net sales in the quarters ending September 30 and December 31 have exceeded net sales in the quarters ending March 31 and June 30. We currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part I, Item 1A, "Risk Factors" for a further discussion of our risk factors.
Results of Operations
Year Ended March 31, 2015 Compared to Year Ended December 31, 2013
The following table summarizes our results of operations:

	Years ended
	3/31/2015		12/31/2013		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,817,057	100.0%	$1,556,618	100.0%	$260,439	16.7%
Cost of sales	938,949	51.7	820,135	52.7	118,814	14.5
Gross profit	878,108	48.3	736,483	47.3	141,625	19.2
Selling, general and administrative (SG&A) expenses	653,689	36.0	528,586	33.9	125,103	23.7
Income from operations	224,419	12.3	207,897	13.4	16,522	7.9
Other expense, net	3,280	0.2	2,340	0.2	940	40.2
Income before income taxes	221,139	12.1	205,557	13.2	15,582	7.6
Income taxes	59,359	3.2	59,868	3.8	(509)	(0.9)
Net income	$161,780	8.9%	$145,689	9.4%	$16,091	11.0%

Overview.    Overall net sales increased for all distribution channels of all segments. The increase in income from operations resulted from increased sales and gross margin, partially offset by higher SG&A expenses.

Net Sales.    The following table summarizes net sales by location and net sales by brand and distribution channel:

	Years ended
			Change
	3/31/2015	12/31/2013	Amount	%
Net sales by location:
US	$1,165,350	$1,042,274	$123,076	11.8%
International	651,707	514,344	137,363	26.7
Total	$1,817,057	$1,556,618	$260,439	16.7%
Net sales by brand and channel:
UGG:
Wholesale	$903,926	$818,377	$85,549	10.5%
E-Commerce	209,722	155,635	54,087	34.8
Retail stores	379,545	324,868	54,677	16.8
Total	1,493,193	1,298,880	194,313	15.0
Teva:
Wholesale	116,931	109,334	7,597	6.9
E-Commerce	9,179	6,627	2,552	38.5
Retail stores	633	426	207	48.6
Total	126,743	116,387	10,356	8.9
Sanuk:
Wholesale	102,690	94,420	8,270	8.8
E-Commerce	8,214	6,077	2,137	35.2
Retail stores	3,807	1,183	2,624	221.8
Total	114,711	101,680	13,031	12.8
Other brands:
Wholesale	76,152	38,276	37,876	99.0
E-Commerce	5,955	1,195	4,760	398.3
Retail stores	303	200	103	51.5
Total	82,410	39,671	42,739	107.7
Total	$1,817,057	$1,556,618	$260,439	16.7%
Total E-Commerce	$233,070	$169,534	$63,536	37.5%
Total Retail stores	$384,288	$326,677	$57,611	17.6%

In order to provide a framework for assessing how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations, throughout this Annual Report we provide certain financial information on a "constant currency basis", which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. However, constant currency measures should not be considered in isolation or as an alternative to US dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with US generally accepted accounting principles.
We experienced an increase in net sales in all brands and distribution channels with the largest impact due to increased UGG brand sales through our wholesale channel, retail stores and E-Commerce websites, as well as increased other brands sales through our wholesale channel. On a constant currency basis, net sales increased by 18.0% to approximately $1,837,000. We experienced an increase in the number of pairs sold in all segments. This resulted in a 17.6% overall increase in the volume of footwear sold for all brands and channels to approximately 30.7 million pairs for the year ended March 31, 2015 compared to approximately 26.1 million pairs for the year ended December 31, 2013. Our weighted-average wholesale selling price per pair decreased to $46.53 for the year ended March 31, 2015 from $46.87 for the year ended December 31, 2013. The decreased average selling price was primarily due to our Teva and Sanuk wholesale segments, partially offset by an increase in the average selling price in our other brands wholesale segment.

Wholesale net sales of our UGG brand increased primarily due to an increase in the volume of pairs sold, partially offset by the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, wholesale sales of our UGG brand increased by 11.1% to approximately $909,000. For UGG wholesale net sales, the increase in volume had an impact of approximately $89,000, including approximately $5,000 related to the negative impact of foreign currency exchange rate fluctuations.
Wholesale net sales of our Teva brand increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in the weighted-average wholesale selling price per pair. The decrease in average selling price was primarily due to a shift in product mix and an increased impact from closeout sales. For Teva wholesale net sales, the increase in volume had an impact of approximately $15,000 and the decrease in average selling price had an impact of approximately $7,000.
Wholesale net sales of our Sanuk brand increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in the weighted-average wholesale selling price per pair. The decrease in average selling price was primarily due to a shift in product mix. For Sanuk wholesale net sales, the increase in volume had an impact of approximately $14,000 and the decrease in average selling price had an impact of approximately $5,000.

Wholesale net sales of our other brands increased due to an increase in the volume of pairs sold as well as an increase in the weighted-average wholesale selling price per pair. The increase in average selling price was primarily due to a shift in brand mix. The increase in volume of pairs sold had an impact of approximately $36,000 and the increase in average selling price had an impact of approximately $2,000.
Net sales of our E-Commerce business increased due to an increase in the number of pairs sold, partially offset by a decrease in the weighted-average selling price per pair. The decrease in the average selling price was primarily due to a shift in product mix and increased sales discounts. For E-Commerce net sales, the increase in volume had an impact of approximately $63,000 and the decrease in average selling price had an impact of approximately $2,000.
Net sales of our retail store business, which are primarily UGG brand sales, increased largely due to the addition of new stores opened since December 31, 2013, partially offset by the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, net sales of our retail store business increased by 20.7% to approximately $394,000. A large majority of the new stores were in the US and China, with the remaining new stores in Japan, Canada and Hong Kong. Same store sales for the 52 weeks ending March 29, 2015 decreased 8.4% compared to the 52 weeks ended December 29, 2013. The decrease in same store sales is primarily due to a shift in sales of our Classic styles to online from in-store, as well as a shift in product mix whereby we sold more casual styles, which generally carry lower price points.  For retail same store sales, we experienced a decrease in weighted-average selling price of approximately $19,000. As we continue to increase the number of retail stores, each new store will have less significant impact on our growth rate.
International sales, which are included in the segment sales above, for all of our products combined increased by 26.7% for the year ended March 31, 2015 as compared to the year ended December 31, 2013, partially offset by the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, international sales increased by 30.5% to approximately $671,000. International sales represented 35.9% and 33.0% of worldwide net sales for the years ended March 31, 2015 and December 31, 2013, respectively. The increase in international sales as a percentage of worldwide net sales was largely due to the continued growth in our UGG brand internationally across all channels of approximately $122,000.
Foreign income before income taxes was $95,850 and $60,851, and worldwide income before income taxes was $221,139 and $205,557 for the years ended March 31, 2015 and December 31, 2013, respectively. Foreign income before income taxes represented 43.3% and 29.6% of worldwide income before income taxes for the years ended March 31, 2015 and December 31, 2013, respectively. The increase in foreign income before income taxes as a percentage of worldwide income before income taxes was primarily due to increased compensation earned by our foreign-based global product sourcing organization as a result of a strategic supply chain reorganization completed during the year ended March 31, 2015.
We expect that our foreign income before income taxes will fluctuate from year to year based on several factors, including our expansion initiatives. In addition, we believe that the continued evolution and geographic scope of the UGG brand, our continuing strategy of enhancing product diversification, and our expected growth in our international retail and E-Commerce business, will result in increases in foreign income before income taxes as a percentage of worldwide income before income taxes in future years.
Gross Profit.  Overall gross margin increased 100 basis points, primarily due to an increase in the mix of retail and E-Commerce sales, which generally carry higher margins than our wholesale segments. The increased mix of retail and E-Commerce sales contributed approximately 70 basis points to the overall increase in gross margin. An increase in the UGG brand wholesale gross margin, primarily related to the July 2014 acquisition of our UGG brand distributor in Germany, contributed approximately

20 basis points to the overall increase in gross margin.  The factors discussed above include the negative impact of foreign currency exchange rate fluctuations. Our gross margins fluctuate based on several factors including the factors discussed above.
Selling, General and Administrative Expenses.    The change in SG&A expenses was primarily due to:

•	increased retail costs of approximately $44,000 largely related to new retail stores that were not open as of December 31, 2013 and related corporate infrastructure;

•	increased expenses of approximately $20,000 for marketing and promotions related to our wholesale business, primarily for the Hoka and UGG brands;

•	increased E-Commerce expenses of approximately $18,000 largely related to increased marketing and advertising and the expansion of our E-Commerce business;

•	increased expenses of approximately $16,000 for corporate infrastructure to support our international wholesale expansion and OmniChannel transformation;

•	increased information technology costs of approximately $8,000, in part due to accelerating the amortization expense for certain software projects that will not be used;

•	increased sales and commission expenses of approximately $8,000 largely driven by the increase in wholesale sales;

•	increased US distribution center costs of approximately $7,000, largely driven by the increase in sales and our new Moreno Valley distribution center; and

•	increased expenses of approximately $7,000 related to the negative impact of foreign currency exchange rate fluctuations.
These increases were partially offset by decreased recognition of performance-based cash compensation of approximately $8,000.

Performance-Based Compensation

As noted above, the recognition of performance-based cash compensation decreased by approximately $8,000 over the prior fiscal year period. As of March 31, 2015, the target level of the performance objectives relating to our fiscal year 2015 performance-based cash awards was only partially achieved, and we have recognized the expense accordingly. In contrast, as of December 31, 2013, we achieved above the target level of the performance objectives relating to our 2013 performance-based cash awards and we recognized expense for those 2013 awards accordingly at that time.

At the beginning of each fiscal year, our Compensation Committee reviews our operating results from the prior fiscal year, as well as the financial and strategic plan for the next fiscal year and for subsequent fiscal years. The Committee then establishes specific annual Company financial goals and specific strategic goals for each executive. Performance-based cash compensation awards for the fiscal year ended December 31, 2013 were earned above target levels, and performance-based cash compensation awards for the fiscal year ended March 31, 2015 were only partially earned, based on our achievement of certain targets for annual earnings before interest, taxes, depreciation and amortization (EBITDA), as well as achievement of pre-determined individual financial and non-financial performance goals that are tailored to individual employees based on their role and responsibilities at the Company. The performance objectives and goals, as well as the targets, differ each year and are based upon many factors, including the Company’s current business stage and strategies, recent Company financial and operating performance, expected growth rates over prior year's performance, business and general economic conditions and market and peer group analysis. For example, in evaluating targets for the 2013 fiscal year, our Compensation Committee reviewed, among other things, our EBITDA for the fiscal year ended December 31, 2012, which was approximately $229.7 million, and, in evaluating targets for the 2015 fiscal year, our Compensation Committee reviewed, among other things, our EBITDA for the fiscal year ended December 31, 2013, which was approximately $251.8 million. Performance objectives for the 2015 fiscal year were based, in part, upon the expected achievement of growth in the Company’s EBITDA for the fiscal year ended March 31, 2015 as compared to the Company’s EBITDA for the fiscal year ended December 31, 2013. The Company’s higher EBITDA for the fiscal year ended December 31, 2013 as compared to the fiscal year ended December 31, 2012 resulted in fiscal year 2015 EBITDA targets that were higher than the 2013 EBITDA targets.

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

Income (Loss) from Operations.    Refer to Note 11 to our accompanying consolidated financial statements in Part IV of this Annual Report for a discussion of our reportable segments. The following table summarizes operating income (loss) by segment:

	Years ended
			Change
	3/31/2015	12/31/2013	Amount	%
UGG wholesale	$269,489	$224,738	$44,751	19.9%
Teva wholesale	13,320	9,166	4,154	45.3
Sanuk wholesale	21,914	20,591	1,323	6.4
Other brands wholesale	(9,838)	(9,807)	(31)	(0.3)
E-Commerce	92,392	66,849	25,543	38.2
Retail stores	57,928	65,683	(7,755)	(11.8)
Unallocated overhead costs	(220,786)	(169,323)	(51,463)	(30.4)
Total	$224,419	$207,897	$16,522	7.9%

Income from operations increased due to the increase in sales and gross margin, partially offset by higher SG&A expenses as well as the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, income from operations increased by 13.5% to approximately $236,000.
The increase in income from operations of UGG brand wholesale was primarily the result of the increase in net sales as well as a 3.1 percentage point increase in gross margin, partially offset by an increase in operating expenses of approximately $16,000 including the negative impact of foreign currency exchange rate fluctuations. The increase in gross margin was primarily due to an increase in higher-margin wholesale sales, largely related to the acquisition of our UGG brand distributor in Germany. The increase in operating expenses was primarily due to marketing and promotions, amortization and sales and commissions.
The increase in income from operations of Teva brand wholesale was primarily the result of a decrease in operating expenses of approximately $5,000 as well as the increase in net sales, partially offset by a 3.1 percentage point decrease in gross margin. The decrease in operating expenses was primarily due to decreased design and sales and commission expenses. The decrease in gross margin was primarily due to an increased impact from closeout sales.
The increase in income from operations of Sanuk brand wholesale was primarily the result of the increase in net sales as well as a decrease in operating expenses of approximately $2,000, partially offset by a 4.8 percentage point decrease in gross margin. The decrease in gross margin was primarily due to a shift in sales mix as well as an increased impact from closeout sales.

Loss from operations of our other brands wholesale was comparable to the prior period.
The increase in income from operations of our E-Commerce business was primarily due to the increase in net sales. This increase was partially offset by an overall increase in operating expenses of approximately $9,000 as well as a 3.0 percentage point decrease in gross margin. The overall increase in operating expenses was primarily due to increased marketing and advertising and the expansion of our E-Commerce business of approximately $18,000, partially offset by the positive impact of foreign currency exchange rate fluctuations in the current year of approximately $7,000 compared to the negative impact of foreign currency exchange rate fluctuations of approximately $2,000 in the prior period. The decrease in gross margin was primarily due to increased sales discounts.
The decrease in income from operations of our retail store business, which primarily relates to the UGG brand, was primarily due to increased operating expenses of approximately $43,000, largely offset by the increase in net sales, and includes the negative impact of foreign currency exchange rate fluctuations. The increase in operating expenses largely related to our new store openings and related corporate infrastructure.  On a constant currency basis income from operations of our retail store business decreased 2.6% to approximately $64,000.
The increase in unallocated overhead costs was primarily due to (1) expense related to increased corporate infrastructure of approximately $16,000 to support our OmniChannel transformation and international wholesale expansion, (2) the negative impact of foreign currency exchange rate fluctuations of approximately $16,000, (3) increased information technology costs of approximately $8,000, (4) increased US distribution center costs of approximately $7,000 and (5) increased depreciation expenses of approximately $4,000 related to our corporate headquarters buildings, partially offset by a reduction in performance-based compensation of approximately $5,000.
Other Expense, Net.    The increase in other expense, net was primarily due to an increase in interest expense.
Income Taxes.    Income tax expense and effective income tax rates were as follows:

	Years ended
	3/31/2015	12/31/2013
Income tax expense	$59,359	$59,868
Effective income tax rate	26.8%	29.1%
The decrease in the effective tax rate was primarily due to a change in the jurisdictional mix of annual pre-tax income. This decrease was partially offset by overall discrete tax liabilities of approximately $1,600 recognized during the year ended March 31, 2015 compared to overall discrete tax benefits of approximately $900 recognized during the year ended December 31, 2013. The discrete tax liabilities relate to provisions recorded for unrecognized tax benefits as well as prior year US federal and state tax adjustments. The discrete tax benefits relate to a combination of prior year US federal, state and foreign tax adjustments. For the fiscal year 2015, we generated approximately 25.0% of our pre-tax earnings from a country which does not impose a corporate income tax. Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. As of March 31, 2015, we had approximately $132,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We have no plans to repatriate any of our foreign cash.
Net Income.    Our net income increased as a result of the items discussed above. Our diluted earnings per share increased primarily as a result of the increase in net income, as well as by a reduced number of diluted weighted-average common shares outstanding. The reduction in the diluted weighted-average common shares outstanding was the result of our share repurchases during the year ended March 31, 2015. The weighted-average impact of the share repurchases was a reduction of approximately 200,000 shares.

Transition Period Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013 (Unaudited)

The following table summarizes the Company’s results of operations:

	Three Months Ended March 31,
	2014		2013 (unaudited)		Change
	Amount	%	Amount	%	Amount	%
Net sales	$294,716	100.0%	$263,760	100.0%	$30,956	11.7%
Cost of sales	150,456	51.1	140,201	53.2	10,255	7.3
Gross profit	144,260	48.9	123,559	46.8	20,701	16.8
Selling, general and administrative (SG&A) expenses	144,668	49.1	120,907	45.8	23,761	19.7
(Loss) income from operations	(408)	(0.2)	2,652	1.0	(3,060)	(115.4)
Other expense, net	334	0.1	142	0.1	192	135.2
(Loss) income before income taxes	(742)	(0.3)	2,510	0.9	(3,252)	(129.6)
Income tax expense	1,943	0.6	1,503	0.5	440	29.3
Net (loss) income	$(2,685)	(0.9)%	$1,007	0.4%	$(3,692)	(366.6)%

Overview.  The increase in overall net sales was primarily due to an increase in our UGG brand sales through our retail stores and E-Commerce sites as well as an increase in our other brands wholesale sales, partially offset by a decrease in Teva wholesale sales.  We experienced a loss from operations during the three months ended March 31, 2014 compared to income from operations for the three months ended March 31, 2013. The change resulted from higher SG&A expenses, partially offset by an increase in gross profit.

Net Sales.  The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended March 31,
			Change
	2014	2013 (unaudited)	Amount	%
Net sales by location:
US	$198,293	$182,693	$15,600	8.5%
International	96,423	81,067	15,356	18.9
Total	$294,716	$263,760	$30,956	11.7%
Net sales by brand and channel:
UGG:
Wholesale	$83,271	$82,706	$565	0.7%
E-Commerce	35,362	24,409	10,953	44.9
Retail stores	78,947	63,466	15,481	24.4
Total	197,580	170,581	26,999	15.8
Teva:
Wholesale	45,283	50,504	(5,221)	(10.3)
E-Commerce	1,314	1,057	257	24.3
Retail stores	250	46	204	443.5
Total	46,847	51,607	(4,760)	(9.2)
Sanuk:
Wholesale	28,793	30,011	(1,218)	(4.1)
E-Commerce	1,034	918	116	12.6
Retail stores	875	17	858	5,047.1
Total	30,702	30,946	(244)	(0.8)
Other:
Wholesale	18,662	10,369	8,293	80.0
E-Commerce	874	230	644	280.0
Retail stores	51	27	24	88.9
Total	19,587	10,626	8,961	84.3
Total	$294,716	$263,760	$30,956	11.7%
Total E-Commerce	$38,584	$26,614	$11,970	45.0%
Total Retail stores	$80,123	$63,556	$16,567	26.1%

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

Foreign loss before income taxes and worldwide loss before income taxes was $3,631 and $742, respectively, during the three months ended March 31, 2014, as compared to foreign income before income taxes and worldwide income before income taxes of $335 and $2,510, respectively, during the three months ended March 31, 2013. The change from foreign income before income taxes to a foreign loss before income taxes was primarily due to an increase in foreign operating expenses of approximately $14,000, which is primarily related to the expansion of our international retail and E-Commerce operations. The increase in foreign operating expenses was partially offset by an increase in foreign gross margin of 2.2 percentage points, which was primarily related to the increase in international retail and E-Commerce sales which generally carry higher margins than wholesale sales.

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

Selling, General and Administrative Expenses.  The change in SG&A expenses was primarily due to:

•	increased retail costs of approximately $14,000, largely related to 42 new retail stores that were not open as of March 31, 2013 and related corporate infrastructure;

•
increased E-Commerce costs of approximately $5,000, largely related to marketing and advertising, the negative impact of foreign currency exchange rate fluctuations, and increased expenses related to the international expansion of our E-Commerce business; and

•	increased expenses of approximately $3,000 for marketing and promotions, largely related to the UGG and Hoka brands.
Income (Loss) from Operations.  Refer to Note 11 to our accompanying consolidated financial statements in Part IV of this Annual Report for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Three Months Ended March 31,
			Change
	2014	2013 (unaudited)	Amount	%
UGG wholesale	$13,595	$14,081	$(486)	(3.5)%
Teva wholesale	6,425	9,640	(3,215)	(33.4)
Sanuk wholesale	7,530	9,360	(1,830)	(19.6)
Other wholesale	(758)	(2,580)	1,822	70.6
E-Commerce	13,272	8,969	4,303	48.0
Retail stores	7,646	10,433	(2,787)	(26.7)
Unallocated overhead costs	(48,118)	(47,251)	(867)	(1.8)
Total	$(408)	$2,652	$(3,060)	(115.4)%

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

Income Taxes. Income taxes for the three months ended March 31, 2014 are computed using the actual tax rate for the transition period (see Note 1 to our accompanying consolidated financial statements in Part IV of this Annual Report for an explanation of our change in fiscal year). Income taxes for the three months ended March 31, 2013 were computed using the effective tax rate estimated to be applicable for the full fiscal year ended December 31, 2013. Income tax expense and effective income tax rates were as follows:

	Three Months Ended March 31,
	2014	2013 (unaudited)
Income tax expense	$1,943	$1,503
Effective income tax rate	(261.9)%	59.9%

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

Year ended December 31, 2013 Compared to Year ended December 31, 2012
The following table summarizes our results of operations:

	Years ended December 31,
	2013		2012		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,556,618	100.0%	$1,414,398	100.0%	$142,220	10.1%
Cost of sales	820,135	52.7	782,244	55.3	37,891	4.8
Gross profit	736,483	47.3	632,154	44.7	104,329	16.5
Selling, general and administrative (SG&A) expenses	528,586	33.9	445,206	31.5	83,380	18.7
Income from operations	207,897	13.4	186,948	13.2	20,949	11.2
Other expense, net	2,340	0.2	2,830	0.2	(490)	(17.3)
Income before income taxes	205,557	13.2	184,118	13.0	21,439	11.6
Income taxes	59,868	3.8	55,104	3.9	4,764	8.6
Net income	145,689	9.4	129,014	9.1	16,675	12.9
Net income attributable to the noncontrolling interest	—	—	(148)	—	148	*
Net income attributable to Deckers Outdoor Corporation	$145,689	9.4%	$128,866	9.1%	$16,823	13.1%

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
Net sales by brand and channel:
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
The increase in net sales was primarily due to increased UGG brand sales through our retail stores and E-Commerce sites. In addition, net sales increased from our other brands, Sanuk brand and Teva brand sales through our wholesale channel and increased Sanuk brand sales through our E-Commerce sites and retail stores. On a constant currency basis, net sales increased by 11.1% to approximately $1,571,000. We experienced an increase in the number of pairs sold in all segments. This resulted in a 10.1% overall increase in the volume of footwear sold for all brands and channels to approximately 26.1 million pairs for the year ended December 31, 2013 compared to approximately 23.7 million pairs for 2012. Our weighted-average wholesale selling price per pair decreased to $46.87 for the year ended December 31, 2013 from $49.17 for 2012. The decreased average selling price was primarily due to our UGG, Teva and Sanuk wholesale segments, partially offset by an increase in the average selling price in our other brands wholesale segment. Our overall weighted-average selling price per pair across all channels decreased to $59.63 for the year ended December 31, 2013 from $60.12 for 2012. The decrease in overall average selling price per pair was primarily due to the decreased weightedaverage wholesale selling price per pair, partially offset by the increased mix of Direct-to-Consumer sales which carry higher price points.
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
Gross Profit.    As a percentage of net sales, gross margin increased in the year ended December 31, 2013 compared to the same period in 2012. Gross profit increased by approximately 1.5 percentage points due to reduced sheepskin costs and increased use of UGGpure, real wool woven into a durable backing used as an alternative to table grade sheepskin in select linings and foot beds, as well as an increased mix of retail and E-Commerce sales, which generally carry higher margins than our wholesale segments, of approximately 1.2 percentage points. These increases were partially offset by the negative impact of foreign currency exchange rate fluctuations of approximately 30 basis points. The change in sales between our wholesale customers and distributors is immaterial to gross margin. Our gross margins fluctuate based on several factors, and we expect our gross margin to increase for the full year 2014 compared to 2013, primarily due to realizing a full year of reduced sheepskin prices, the increased use of UGGpure and an increase in the proportion of Direct-to-Consumer sales which generally carry higher margins.
Selling, General and Administrative Expenses.    SG&A expenses increased primarily from:

•	increased retail costs of approximately $53,000 largely related to 40 new retail stores that were not open as of December 31, 2012 and related corporate infrastructure;

•	increased recognition of performance-based compensation of approximately $17,000;

•	increased E-Commerce expenses of approximately $13,000 largely related to increased marketing and advertising; and

•	increased expenses of approximately $9,000 for the Hoka brand which we acquired on September 27, 2012.
These increases were partially offset by decreased expense related to the fair value of the Sanuk contingent consideration liability of approximately $8,000 primarily due to changes made during 2012 to the brand's forecast of sales and gross profit through 2015, which increased the expense in 2012 without a comparable increase in 2013.
Performance-Based Compensation

As noted above, the recognition of performance-based compensation increased by approximately $17,000 for the year ended December 31, 2013 over the prior year period. As of December 31, 2013, the target level of the performance objectives relating to our 2013 performance-based cash awards was achieved, and we have recognized the expense accordingly. In contrast, as of December 31, 2012, we did not achieve the same level of the performance objectives relating to our 2012 performance-based cash awards and we recognized expense for those 2012 awards accordingly at that time.

At the beginning of each year, our Compensation Committee reviews our operating results from the prior fiscal year, as well as the financial and strategic plan for the next fiscal year and for subsequent years. The Committee then establishes specific annual Company financial goals and specific strategic goals for each executive. Performance-based cash compensation awards for the fiscal year ended December 31, 2012 were only partially earned, and performance-based cash compensation awards for the fiscal year ended December 31, 2013 were earned at higher levels, based on our achievement of certain targets for annual EBITDA, as well as achievement of pre-determined individual financial and non-financial performance goals that are tailored to individual employees based on their role and responsibilities at the Company. The performance objectives and goals, as well as the targets, differ each year and are based upon many factors, including the Company’s current business stage and strategies, recent Company financial and operating performance, expected growth rates over prior year’s performance, business and general economic conditions and market and peer group analysis. For example, in evaluating targets for the 2012 fiscal year, our Compensation Committee reviewed, among other things, our EBITDA for the fiscal year ended December 31, 2011, which was approximately $314.6 million, and, in evaluating targets for the 2013 fiscal year, our Compensation Committee reviewed, among other things, our EBITDA for the fiscal year ended December 31, 2012, which was approximately $229.7 million. Performance objectives for the 2013 fiscal year were based, in part, upon the expected achievement of growth in the Company’s EBITDA for the fiscal year ended December 31, 2013 as compared to the Company’s EBITDA for the fiscal year ended December 31, 2012. While expected growth rates over prior year performance were not reduced, the Company’s lower EBITDA for the fiscal year ended December 31, 2012 as compared to the fiscal year ended December 31, 2011 resulted in 2013 EBITDA targets that were lower than the 2012 EBITDA targets.

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

Income (Loss) from Operations.    Refer to Note 11 to our accompanying consolidated financial statements in Part IV of this Annual Report for a discussion of our reportable segments. The following table summarizes operating income (loss) by segment:

	Years ended December 31,
			Change
	2013	2012	Amount	%
UGG wholesale	$224,738	$206,039	$18,699	9.1%
Teva wholesale	9,166	9,228	(62)	(0.7)
Sanuk wholesale	20,591	14,398	6,193	43.0
Other brands wholesale	(9,807)	(4,523)	(5,284)	(116.8)
E-Commerce	66,849	56,190	10,659	19.0
Retail stores	65,683	63,306	2,377	3.8
Unallocated overhead costs	(169,323)	(157,690)	(11,633)	(7.4)
Total	$207,897	$186,948	$20,949	11.2%

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
The decrease in the effective tax rate was primarily due to the increase in our annual foreign income before income tax as a percentage of worldwide income before income tax, as income generated in the foreign jurisdictions is taxed at significantly lower rates than the US. For the full year 2013, we generated approximately 11.0% of our earnings before income tax from a country which does not impose a corporate income tax.
Net Income Attributable to the Noncontrolling Interest.    Prior to April 2, 2012, we owned 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China. Stella International is also one of our major manufacturers in China. On April 2, 2012, we purchased the 49% noncontrolling interest owned by Stella International for a total purchase price of $20,000. Prior to this purchase, we already had a controlling interest in this entity, and therefore, the subsidiary had been and continues to be consolidated with our operations.
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
Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements.
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
Our cash flow cycle includes the purchase of or deposits for raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30 and September 30 to support sales for the UGG brand’s major selling seasons, which historically occur during the quarters ending September 30 and December 31; whereas, the Teva and Sanuk brands build inventory levels beginning in the quarters ending December 31 and March 31 in anticipation of the spring selling season that occurs in the quarters ending March 31 and June 30. Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has been provided using our internal cash flows and short-term borrowings. We borrow funds under our credit agreement as needed.
The following table summarizes our cash flows:

	Years ended
	3/31/2015	12/31/2013	12/31/2012
Net cash provided by operating activities	$169,654	$262,125	$163,906
Net cash used in investing activities	$(100,636)	$(85,197)	$(75,362)
Net cash used in financing activities	$(78,260)	$(50,513)	$(242,621)

Cash from Operating Activities.  Net cash provided by operating activities for the year ended March 31, 2015 resulted primarily from net income and an increase in trade accounts payable, long-term liabilities and accrued expenses. The increase in long-term liabilities was primarily due to an increase in deferred rent. The increase in trade accounts payable and accrued expenses was primarily due to the timing of inventory purchases and payments. The increase in long-term liabilities was primarily related to non-current tax liabilities. These increases in cash provided by operating activities were partially offset by increases in trade accounts receivable, inventories, income tax receivable and prepaid expenses and other assets. The increase in trade accounts receivable was primarily related to increased wholesale sales in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  The increase in inventory was primarily related to efforts to manage inventory levels relative to expected future sales and the timing of our inventory purchases and payments. The increase in income tax receivable was primarily related to estimated tax payments made in prior periods. The increase in prepaid expenses and other assets was primarily due to deposits for future leather purchases. Net working capital increased as of March 31, 2015 from December 31, 2013, primarily as a result of lower trade accounts payable and lower income taxes payable, partially offset by lower other current assets, lower trade accounts receivable and lower inventories. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.
Net cash provided by operating activities for the year ended December 31, 2013 resulted primarily from net income, a decrease in inventories, and increases in accrued expenses, income taxes payable and trade accounts payable. The decrease in inventories was primarily related to efforts to manage inventory levels relative to expected future sales and the timing of our inventory purchases and payments. The increase in accrued expenses was primarily due to larger payroll accruals, including performance-based compensation for the year ended December 31, 2013 versus 2012, as well as increased value added tax (VAT) accruals. The increase in income taxes payable was due to the increase in earnings. The increase in trade accounts payable was primarily due to the timing of inventory purchases and payments. These increases in cash provided by operating activities were partially offset by an increase in prepaid expenses and other current assets. The increase in prepaid and other current assets was primarily due to deposits paid in accordance with our contracts to purchase sheepskin. Net working capital increased as of December 31, 2013 from December 31, 2012, primarily as a result of higher cash and cash equivalents balances and higher prepaid and other current assets, partially offset by higher other current liabilities, lower inventories and higher accounts payable. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Net cash provided by operating activities for the year ended December 31, 2012 resulted primarily from net income, a decrease in prepaid and other current assets and an increase in trade accounts payable. The decrease in prepaid expenses and other current assets was primarily due to refunds of deposits received in accordance with our contracts to purchase sheepskin. The increase in trade accounts payable was primarily due to the timing of inventory purchases and payments. These increases in cash provided by operating activities were partially offset by an increase in inventories. The increase in inventories was primarily related to expected future sales and the timing of our inventory purchases and payments. Net working capital decreased as of December 31, 2012 from December 31, 2011, primarily as a result of lower cash and prepaid and other current assets, and increased short-term borrowings and accounts payable, partially offset by higher inventories. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.
Wholesale accounts receivable turnover and inventory turnover both improved in the twelve months ended March 31, 2015 compared to the twelve months ended December 31, 2013, and did not have a material impact on our liquidity.
Wholesale accounts receivable turnover and inventory turnover both improved in the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012, and did not have a material impact on our liquidity.
Cash from Investing Activities.  Net cash used in investing activities for the year ended March 31, 2015 resulted primarily from the purchases of property and equipment and purchase of intangibles. The capital expenditures were primarily related to infrastructure improvements to support our OmniChannel transformation and international expansion, the build out of our distribution center and retail stores, and purchases of computer hardware and software. The purchase of intangible and other assets, net was related to the acquisition of our UGG brand distributor that sold to retailers in Germany.
Net cash used in investing activities for the year ended December 31, 2013 resulted primarily from the purchases of property and equipment. The capital expenditures included the build out of our new corporate facilities and retail stores, and purchases of computer hardware and software. The new corporate facilities replaced several leased spaces.
For the year ended December 31, 2012, net cash used in investing activities resulted primarily from the purchases of property and equipment, as well as our acquisitions of the Hoka brand and an intangible asset for lease rights for a retail store location in France. Capital expenditures in fiscal year 2012 included the build out of new retail stores and our corporate facilities.
As of March 31, 2015, we had approximately $8,000 of material commitments for future capital expenditures primarily related to equipment costs of our new distribution center. We estimate that the capital expenditures for fiscal year 2016 including the aforementioned commitments will range from approximately $65,000 to $70,000. We anticipate these expenditures will primarily include information technology and related infrastructure improvements to support our OmniChannel transformation and international expansion, the build out of our retail stores and equipment costs of our new distribution center. The actual amount of capital expenditures for the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.
Cash from Financing Activities.    For the year ended March 31, 2015, net cash used in financing activities resulted primarily from repayments of short-term borrowings and cash paid for repurchases of common stock. This was partially offset by short-term borrowings provided by our lines of credit and funding received from the mortgage obtained on our corporate headquarters property.
For the year ended December 31, 2013, net cash used in financing activities was comprised primarily of repayments of short-term borrowings, as well as contingent consideration paid related to our Sanuk acquisition. The cash used was partially offset by cash from our short-term borrowings.
For the year ended December 31, 2012, net cash used in financing activities was comprised primarily of repayments of short-term borrowings and repurchases of our common stock, as well as contingent consideration paid related to our Sanuk acquisition, and the purchase of the remaining 49% noncontrolling interest in our joint venture with Stella International. The cash used was partially offset by cash from our short-term borrowings.
In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program did not obligate the Company to acquire any particular amount of common stock and the program may have been suspended at any time at the Company's discretion. As of February 28, 2015, the Company had repurchased approximately 3,823,000 shares under this program, for approximately $200,000, or an average price of $52.31 per share. As of February 28, 2015, the Company had repurchased the full amount authorized under this program.
In January 2015, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. As of March 31, 2015, the Company has repurchased approximately 377,000 shares under this program for approximately $27,900, or an average price of $74.09 per share, leaving the remaining approved amount at $172,100.
 In August 2011 we entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association (JPMorgan) as the administrative agent, Comerica Bank (Comerica) and HSBC Bank USA, National Association (HSBC), as co-syndication agents, and the lenders party thereto.  In August 2012, we amended and restated the Credit Agreement in its entirety(Amended and Restated Credit Agreement).  In June 2013, we amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants including an increase in the maximum amount permitted to be spent on the headquarters building from $75,000 to $80,000. In August 2013, one of our subsidiaries entered into a new credit agreement in China (China Credit Facility).  In November 2014, we entered into a second Amended and Restated Credit Agreement with JPMorgan as the administrative Agent, Comerica and HSBC as co-syndication agents, and the lenders party thereto. The Second Amended and Restated Credit Agreement amends and restates, in its entirety, the Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility. Refer to Note 5 to our accompanying consolidated financial statements in Part IV of this Annual Report for further information on our Second Amended and Restated Credit Agreement and China Credit Facility.  At March 31, 2015, we had no outstanding borrowings under the Second Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100, leaving an unused balance of approximately $399,900 under the Second Amended and Restated Credit Agreement.  At March 31, 2015, we had approximately $4,900 of outstanding borrowings under the China Credit Facility. As of March 31, 2015, we were in compliance with all covenants and we remain in compliance as of June 1, 2015.

In July 2014, we obtained a mortgage on our corporate headquarters property for approximately $33,900.  At March 31, 2015 the outstanding balance under the mortgage is $33,600. The mortgage has a fixed interest rate of 4.928%.  Payments include interest and principal in an amount that will amortize the principal balance over a 30-year period. Minimum principal payments over the next 5 years are approximately $2,700. The loan will mature and have a balloon payment due in 15 years of approximately $23,400.  The loan will be used for working capital and other general corporate purposes. In December 2014 the mortgage financial covenants were amended to be consistent with the financial covenants of the Second Amended and Restated Credit Agreement.

Contractual Obligations.    The following table summarizes our contractual obligations at March 31, 2015 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$348,899	$53,664	$104,682	$72,102	$118,451
Purchase obligations (2)	664,659	664,429	230	—	—
Mortgage obligation (3)	54,687	2,168	4,336	4,336	43,847
Contingent consideration obligations (4)	25,732	25,732	—	—	—
Unrecognized tax benefits (5)	3,566	281	1,992	1,293	—
Total	$1,097,543	$746,274	$111,240	$77,731	$162,298

(1)	Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and regional offices, and include the cash lease payments of deferred rents.

(2)
Our purchase obligations consist mostly of open purchase orders. They also include capital expenditures, service contracts and promotional expenses. Outstanding purchase orders are primarily with our third-party manufacturers and are expected to be paid within one year. These are outstanding open orders and not minimum purchase obligations. Our promotional expenditures and service contracts are due periodically through fiscal years 2016 and 2017.

We have also entered into minimum purchase commitments with certain suppliers (see Note 6 to our accompanying consolidated financial statements in Part IV of this Annual Report). Certain of the agreements require that we advance specified minimum payment amounts. We have included the total remaining cash commitments under these agreements, net of deposits, as of March 31, 2015 in this table. We expect our sheepskin purchases will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

(3)
Our mortgage obligation consists of a mortgage secured by our corporate headquarters property. The mortgage has a fixed interest rate of 4.928%.  Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period, however the loan will mature and have a balloon payment due in 15 years of approximately $23,400. For a further discussion, see Note 5 to our consolidated financial statements in Part IV of this Annual Report.

(4)
Our contingent consideration obligations consist of estimated contingent consideration payments for the acquisitions of the Sanuk and Hoka brands. For additional information, see the "Commitments and Contingencies" section below and Notes 1 and 6 to our accompanying consolidated financial statements in Part IV of this Annual Report.

(5)
The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized. See Note 4 to our accompanying consolidated financial statements in Part IV of this Annual Report.

Commitments and Contingencies.    The following reflect the additional commitments and contingent liabilities that may have a material impact on liquidity and cash flow in future periods.
In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of March 31, 2015, the remaining contingent consideration payment, which has no maximum, is 40.0% of the Sanuk brand gross profit in calendar year 2015 and is to be paid within 60 days following the end of the performance period. Estimated contingent consideration payments of approximately $24,200 are included within other accrued expenses in the consolidated balance sheet as of March 31, 2015, and are not included in the table above. See Note 6 to our accompanying consolidated financial statements in Part IV of this Annual Report.
The purchase price for the Hoka brand, acquired in September 2012, also includes contingent consideration through 2017, with a maximum of $2,000, of which approximately $500 has been paid. Estimated future contingent consideration payments of approximately $1,500 are included within other accrued expenses and long-term liabilities in the consolidated balance sheet as of March 31, 2015, and are not included in the table above. See Note 6 to our accompanying consolidated financial statements in Part IV of this Annual Report.

We believe that cash generated from operations, the available borrowings under our existing Second Amended and Restated Credit Agreement, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months and the foreseeable future. However, risks and uncertainties that could impact our ability to maintain or grow our cash position include our earnings growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to generate returns on our acquisitions of businesses, and market volatility, among others. See Part I, Item 1A, "Risk Factors" for a discussion of additional factors that may affect our cash position and liquidity. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Second Amended and Restated Credit Agreement. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.
Impact of Inflation
We believe that the rates of inflation in the three most recent fiscal years have not had a significant impact on our net sales or profitability.
Critical Accounting Policies and Estimates
Refer to Note 1 to our accompanying consolidated financial statements in Part IV of this Annual Report for a discussion of our significant accounting policies. Those policies and estimates that we believe are most critical to the understanding of our accompanying consolidated financial statements in Part IV of this Annual Report are revenue recognition; use of estimates, which includes the below reserves and allowances; inventories; accounting for long-lived assets; goodwill and other intangible assets; fair value of contingent consideration; and stock compensation.
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
The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and reserves, which are discussed below:

	March 31, 2015		March 31, 2014		December 31, 2013
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$161,323		$121,768		$209,081
Allowance for doubtful accounts	$2,297	1.4%	$1,798	1.5%	$2,039	1.0%
Allowance for sales discounts	$2,348	1.5%	$2,121	1.7%	$3,540	1.7%
Allowance for estimated chargebacks	$4,041	2.5%	$3,064	2.5%	$4,935	2.4%

	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$340,637		$294,716		$736,048
Allowance for estimated returns	$9,532	2.8%	$8,586	2.9%	$14,554	2.0%
Estimated returns liability	$1,741	0.5%	$2,400	0.8%	$10,144	1.4%
Allowance for Doubtful Accounts.    We provide a reserve against trade accounts receivable for estimated losses that may result from customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which all or a portion of are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience. Reserves have been established for all projected losses of this nature. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at March 31, 2015 by approximately $1,000.
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
Allowance for Estimated Returns and Estimated Returns Liability.    We record an allowance for anticipated future returns of goods shipped prior to period end and a liability for anticipated returns of goods sold direct to consumers. In general, we accept returns for damaged or defective products. We also have a policy whereby we accept returns from our retail and E-Commerce customers for a thirty day period. We base the amounts of the allowance and liability on any approved customer requests for returns, historical returns experience, and any recent events that could result in a change from historical returns rates, among other factors. The allowance for estimated returns as a percentage of net sales was comparable to the same period in the prior year. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the allowance and liability reserves for returns in total at March 31, 2015 by approximately $2,000. Our historical estimates for returns have been reasonably accurate.
Inventory Write-Downs.    We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or expected future net selling prices. Inventories were stated at $238,911, $211,519 and $260,791 net of inventory write-downs of $3,601, $4,843 and $6,142 at March 31, 2015, March 31, 2014 and December 31, 2013, respectively. The decrease in inventory write-downs at March 31, 2015 compared to March 31, 2014 and December 31, 2013 was primarily due to lower write-downs of certain UGG and other brand styles that are not being continued. The amount of inventory write-downs as a percentage of inventory were 1.5%, 2.2% and 2.4% as of March 31, 2015, March 31, 2014 and December 31, 2013, respectively. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at March 31, 2015 by approximately $1,000.
Valuation of Goodwill, Intangible and Other Long-Lived Assets.    We assess the impairment of goodwill, intangible, and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying amount of these assets individually.
We performed our annual impairment tests for goodwill and nonamortizable intangible assets. We evaluated our UGG, Sanuk and other brands' goodwill and our Teva trademarks. Based on the carrying amounts of the UGG, Teva, Sanuk and other brands' goodwill, trademarks, and net assets, the brands' fiscal year 2015 sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, we concluded that the carrying amounts of the UGG, Sanuk and other brands' goodwill, as well as the Teva trademarks, were not impaired. Our Teva trademarks were evaluated under Accounting Standards Update, Testing Indefinite-Lived Intangible Assets for Impairment, and we concluded, based on an evaluation of all relevant qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity-specific events, and legal, regulatory, contractual, political, business, or other factors, that it is not more likely than not that the fair value of the Teva trademarks is less than its carrying amount, and accordingly we did not perform a quantitative impairment test for the Teva trademarks. Our goodwill balance at March 31, 2015 represents goodwill in the UGG, Sanuk and other brands' reporting units. We believe that it is not more likely than not that the fair value of the UGG reporting unit's fair value and the other brands' reporting units' fair value are less than their respective carrying values. The UGG and other brands' goodwill was evaluated based on qualitative analyses.
We performed a qualitative analysis of the Sanuk reporting unit's fair value as of October 31, 2014, and concluded that it is not more likely than not that the fair value of the reporting unit's fair value was less than the carrying value, and, therefore, no additional sensitivity analysis was performed.

We also evaluated amortizable long-lived assets, including intangible assets as of December 31, 2014 and December 31, 2013. During the fiscal year ended March 31, 2015, we recorded immaterial impairment losses for four of our retail stores for which the fair values did not exceed their carrying values. As of December 31, 2013, we recorded immaterial impairment losses for three of our retail stores for which the fair values did not exceed their carrying values. Our other valuation methodologies used as of March 31, 2015 did not change from the prior years.
Fair Value of Contingent Consideration.    We have entered into contingent consideration arrangements when we have acquired brands. The fair value of our Sanuk brand contingent consideration is material and highly subjective. It is based on estimated future sales, gross profits, and discount rates, among other variables and estimates (see Note 1 to our accompanying consolidated financial statements in Part IV of this Annual Report). These are evaluated each reporting period and the contingent consideration is adjusted accordingly. Our estimated revenue forecasts include a compound annual growth rate of 14.6% from calendar year 2014 through calendar year 2015, the final year of the contingent consideration arrangement. Our use of different estimates and assumptions could produce different financial results. For example, a 5.0% change in the estimated compound annual growth rate would change the total liability balance at March 31, 2015 by approximately $2,000.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Commodity Price Risk.    We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. There have been significant fluctuations in the price of sheepskin in recent years as the demand from our competitors, as well as the demand from our customers, for this commodity has changed. Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, global economic conditions, and other factors which are not considered predictable or within our control. We began using a new raw material, UGGpure, a wool woven into a durable backing, in some of our UGG products in 2013 and which we currently purchase from one supplier. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.
Foreign Currency Exchange Rate Risk.    We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. As of June 1, 2015, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.
We utilize forward contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, for a portion of the amounts we expect to purchase and sell in foreign currencies. As of March 31, 2015, our designated derivative contracts had notional amounts totaling approximately $46,000. These contracts were held by four counterparties and were expected to mature over the next 12 months. Based upon sensitivity analysis as of March 31, 2015, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $5,000. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. We do not use foreign currency contracts for trading purposes. Subsequent to March 31, 2015, we entered into non-designated derivative contracts with notional amounts totaling approximately $42,000 and designated derivative contracts with notional amounts totaling approximately $31,000. All derivative contracts were held by six counterparties.
Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our European and Asian operations. Approximately $519,000, or 28.6%, of our total net sales for the year ended March 31, 2015 were denominated in foreign currencies. As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional. We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. In addition, certain of our foreign subsidiaries' local currency is their designated functional currency, and we translate those subsidiaries' assets and liabilities into US dollars using the exchange rates at the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income (loss). Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year. In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.
Interest Rate Risk.    Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in the London Interbank Offered Rate (LIBOR). Our Second Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. Our China Credit Facility provides for interest on outstanding borrowings at rates based on the People’s Bank of China rate, which was 5.35% at March 31, 2015 (see Note 5 to our accompanying consolidated financial statements in Part IV of this Annual Report).
Item 8.    Financial Statements and Supplementary Data.
Consolidated Financial Statements, the Financial Statement Schedule, and the Reports of Independent Registered Public Accounting Firm are filed with this Annual Report in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
(a)   Disclosure Controls and Procedures.
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)   Management's Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 31, 2015, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of March 31, 2015, our internal control over financial reporting was effective based on those criteria. The registered public accounting firm that audited our accompanying consolidated financial statements in Part IV of this Annual Report has issued an attestation report on the Company's internal control over financial reporting. Please see the section entitled “Report of Independent Registered Public Accounting Firm” on page F-2 of this Annual Report.
(c)   Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item and not disclosed in the paragraph immediately below will be disclosed in the proxy statement for our 2015 annual meeting of stockholders, or the Proxy Statement, and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2015 pursuant to Regulation 14A under the Exchange Act.
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, which we refer to as the Accounting and Finance Code of Ethics. The Accounting and Finance Code of Ethics is designed to meet the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. We have also adopted a code of ethics that applies to all of our directors, officers and employees, which we refer to as the Code of Ethics. The Code of Ethics is designed to meet the requirements of the NYSE listing rules. The Accounting and Finance Code of Ethics and the Code of Ethics are available on our website at www.deckers.com under the “Investor Information” section of the website. However, the information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only. We will promptly disclose on our website the nature of any waiver to the Accounting and Finance Code of Ethics or the Code of Ethics that applies to any of our executive officers or directors. We will also promptly disclose on our website any amendment to the Accounting and Finance Code of Ethics or the Code of Ethics.
Item 11.    Executive Compensation.
The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
See the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page F-1 herein.

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation, as amended through May 27, 2010 (Exhibit 3.1 to the Registrant's Form 10-Q filed on August 8, 2011 and incorporated by reference herein)

3.2	Restated Bylaws of Deckers Outdoor Corporation (Exhibit 3.2 to the Registrant’s Form 10-K filed on March 3, 2014 and incorporated by reference herein)
10.1
Lease Agreement dated November 1, 2003 between Ampersand Aviation, LLC and Deckers Outdoor Corporation for office building at 495-A South Fairview Avenue, Goleta, California, 93117 (Exhibit 10.34 to the Registrant's Form 10-K filed on March 26, 2004 and incorporated by reference herein)

10.2
Lease Agreement, dated September 15, 2004, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant's Form 10-K filed on March 16, 2005 and incorporated by reference herein)

10.3
First Amendment to Lease Agreement, dated December 1, 2004, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.38 to the Registrant's Form 10-K filed on March 16, 2005 and incorporated by reference herein)

10.4
Amendment to Lease Agreement, dated September 1, 2011, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.23 to the Registrant's Form 10-K filed on February 29, 2012 and incorporated by reference herein)

10.5
Amendment to Lease Agreement, dated September 1, 2011, by and between 450 N. Baldwin Park Associates, LLC and Deckers Outdoor Corporation for distribution center at 3175 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.24 to the Registrant's Form 10-K filed on February 29, 2012 and incorporated by reference herein)

10.6
Lease Agreement, dated December 5, 2013, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd.,Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on March 3, 2014 and incorporated by reference herein)

#10.7	Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 21, 2006 and incorporated by reference herein)
#10.8	First Amendment to Deckers Outdoor Corporation 2006 Equity Incentive Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on April 9, 2007 and incorporated by reference herein)
#10.9
Deckers Outdoor Corporation Amended and Restated Deferred Stock Unit Compensation Plan, a Sub Plan under the 2006 Equity Incentive Plan, adopted by the Board of Directors on December 14, 2010 (Exhibit 10.24 to the Registrant's Form 10-K filed on March 1, 2011 and incorporated by reference herein)

#10.10
Deckers Outdoor Corporation Amended and Restated Deferred Compensation Plan, effective August 1, 2013 (Exhibit 10.10 to the Registrant’s Form 10-K filed on March 3, 2014 and incorporated by reference herein)

#10.11
Form of Deckers Outdoor Corporation Management Incentive Program under the 2006 Equity Incentive Plan (Exhibit 10.28 to the Registrant’s Form 10-K filed on March 1, 2013 and incorporated by reference herein)

#10.12	Form of Restricted Stock Unit Award Agreement (Level 2) under the 2006 Equity Incentive Plan (Exhibit 10.3 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.13	Form of Restricted Stock Unit Award Agreement (Level III) under the 2006 Equity Incentive Plan (Exhibit 10.1 to the Registrant's Form 8-K filed on June 28, 2011 and incorporated by reference herein)
#10.14	Form of Stock Appreciation Rights Award Agreement (Level 2) under the 2006 Equity Incentive Plan (Exhibit 10.5 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.15	Form of Restricted Stock Unit Award Agreement (2012 LTIP) under the 2006 Equity Incentive Plan (Exhibit 10.1 to the Registrant's Form 8-K filed on May 31, 2012 and incorporated by reference herein)

Exhibit Number	Description of Exhibit
#10.16
Form of Restricted Stock Unit Award Agreement (2013 LTIP) under the 2006 Equity Incentive Plan (Exhibit 10.1 to the Registrant's Form 8-K filed on December 19, 2013 and incorporated by reference herein)

#10.17
Form of Restricted Stock Unit Award Agreement (2014 LTIP) under the 2006 Equity Incentive Plan (Exhibit 10.1 to the Registrant's Form 8-K filed on September 24, 2014 and incorporated by reference herein)

#10.18	Form of Stock Unit Award Agreement under the 2006 Equity Incentive Plan (Exhibit 10.27 to the Registrant’s Form 10-K filed on March 1, 2013 and incorporated by reference herein)
#10.19	Form of Stock Unit Award Agreement under the 2006 Equity Incentive Plan (Exhibit 10.28 to the Registrant’s Form 10-K filed on March 3, 2014 and incorporated by reference herein)
#10.20
Change of Control and Severance Agreement, dated December 22, 2009, by and between Angel Martinez and Deckers Outdoor Corporation (Exhibit 10.33 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)

#10.21
Change of Control and Severance Agreement, dated December 22, 2009, by and between Thomas George and Deckers Outdoor Corporation (Exhibit 10.35 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)

#10.22
Change of Control and Severance Agreement, dated December 22, 2009, by and between Constance Rishwain and Deckers Outdoor Corporation (Exhibit 10.36 to the Registrant's Form 10-K filed on March 1, 2010 and incorporated by reference herein)

#10.23
Consulting Agreement and General Release, dated January 16, 2015, by and between Zohar Ziv and Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant’s Form 8-K filed on January 21, 2015 and incorporated by reference herein)

#10.24
Consulting Agreement and General Release, dated May 6, 2015, by and between Constance Rishwain and Deckers Outdoor Corporation (Exhibit 10.1 to the Registrant’s Form 8-K filed on May 12, 2015 and incorporated by reference herein)

#10.25
Employment Agreement, dated February 28, 2011, by and between Stephen Murray and Deckers Europe Limited (Exhibit 10.23 to the Registrant’s Form 10-K filed on March 3, 2014 and incorporated by reference herein)

10.26
Asset Purchase Agreement, dated May 19, 2011, by and among Deckers Outdoor Corporation, Deckers Acquisition, Inc., Deckers International Limited, Sanuk USA, LLC, Thomas J. Kelley, Ian L. Kessler, C&C Partners, Ltd., Donald A. Clark and Paul Carr (Exhibit 10.1 to the Registrant's Form 8-K filed on May 19, 2011 and incorporated by reference herein)

10.27
Amendment No. 1 to Asset Purchase Agreement, dated July 1, 2011, by and among Deckers Outdoor Corporation, Deckers Acquisition, Inc., Deckers International Limited, Sanuk USA, LLC, Thomas J. Kelley, Ian L. Kessler, C&C Partners, Ltd., Donald A. Clark and Paul Carr (Exhibit 10.1 to the Registrant's Form 8-K filed on July 6, 2011 and incorporated by reference herein)

10.28
Second Amended and Restated Credit Agreement, dated November 13, 2014, by and among Deckers Outdoor Corporation, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, Comerica Bank and HSBC Bank USA, National Association, as Co-Syndication Agents, and the lenders from time to time party thereto (Exhibit 10.1 to the Registrant’s Form 8-K filed on November 19, 2014 and incorporated by reference herein)

10.29
Term Loan Agreement, dated July 9, 2014, by and among Deckers Cabrillo, LLC, as Borrower and California Bank & Trust, as Lender (Exhibit 10.1 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.30
Continuing Guaranty Agreement, dated July 9, 2014, by and among Deckers Outdoor Corporation and California Bank & Trust (Exhibit 10.2 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.31
Deed of Trust, Assignment of Leases and Rents and Security Agreement (including Fixture Filing), dated July 9, 2014, executed by Deckers Cabrillo, LLC (Exhibit 10.3 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32	Certification Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
*101.1
The following materials from the Company's Annual Report on Form 10-K for the annual period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2015, March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) for the year ended March 31, 2015, quarter transition period ended March 31, 2014, and years ended December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Cash Flows for the years ended March 31, 2015, quarter transition period ended March 31, 2014, and years ended December 31, 2013 and December 31, 2012, and (iv) Notes to Consolidated Financial Statements.

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
Date: June 1, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ANGEL R. MARTINEZ	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	June 1, 2015
Angel R. Martinez

/s/ THOMAS A. GEORGE	Chief Financial Officer (Principal Financial and Accounting Officer)	June 1, 2015
Thomas A. George

/s/ MICHAEL F. DEVINE, III	Director	June 1, 2015
Michael F. Devine, III

/s/ KARYN O. BARSA	Director	June 1, 2015
Karyn O. Barsa

/s/ JOHN M. GIBBONS	Director	June 1, 2015
John M. Gibbons

/s/ JOHN G. PERENCHIO	Director	June 1, 2015
John G. Perenchio

/s/ LAURI SHANAHAN	Director	June 1, 2015
Lauri Shanahan

/s/ JAMES QUINN	Director	June 1, 2015
James Quinn

/s/ BONITA C. STEWART	Director	June 1, 2015
Bonita C. Stewart

/s/ NELSON C. CHAN	Director	June 1, 2015
Nelson C. Chan

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2015, March 31, 2014, and December 31, 2013	F-4
Consolidated Statements of Comprehensive Income (Loss) for the year ended March 31, 2015, quarter ended (transition period) March 31, 2014, and years ended December 31, 2013 and 2012	F-5
Consolidated Statements of Stockholders' Equity for the year ended March 31, 2015, quarter ended (transition period) March 31, 2014, and years ended December 31, 2013 and 2012	F-6
Consolidated Statements of Cash Flows for the year ended March 31, 2015, quarter ended (transition period) March 31, 2014, and years ended December 31, 2013 and 2012	F-7
Notes to Consolidated Financial Statements	F-8
Consolidated Financial Statement Schedule
Valuation and Qualifying Accounts for the year ended March 31, 2015, quarter ended (transition period) March 31, 2014, and years ended December 31, 2013 and 2012	F-36

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of March 31, 2015, March 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for the year ended March 31, 2015, the quarter ended (transition period) March 31, 2014, and the years ended December 31, 2013 and December 31, 2012 in conformity with US generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Deckers Outdoor Corporation as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 1, 2015 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of Deckers Outdoor Corporation.
/s/ KPMG LLP
Los Angeles, California
June 1, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Deckers Outdoor Corporation:
We have audited the internal control over financial reporting of Deckers Outdoor Corporation as of March 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Deckers Outdoor Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries as of March 31, 2015, March 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for the year ended March 31, 2015, the quarter ended (transition period) March 31, 2014, and the years ended December 31, 2013 and December 31, 2012 and our report dated June 1, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Los Angeles, California
June 1, 2015

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	3/31/2015	3/31/2014	12/31/2013
ASSETS
Current assets:
Cash and cash equivalents	$225,143	$245,088	$237,125
Trade accounts receivable, net of allowances ($18,218 at March 31, 2015, $15,569 at March 31, 2014 and $25,068 at December 31, 2013)	143,105	106,199	184,013
Inventories	238,911	211,519	260,791
Prepaid expenses	15,141	12,067	14,980
Other current assets	35,057	27,118	112,514
Deferred tax assets	14,066	21,871	19,881
Income tax receivable	15,170	—	—
Total current assets	686,593	623,862	829,304
Property and equipment, net of accumulated depreciation ($129,002 at March 31, 2015, $103,090 at March 31, 2014 and $99,473 at December 31, 2013)	232,317	184,570	174,066
Goodwill	127,934	127,934	128,725
Other intangible assets, net of accumulated amortization ($37,316 at March 31, 2015, $26,026 at March 31, 2014 and $24,140 at December 31, 2013)	87,743	91,411	93,278
Deferred tax assets	15,017	17,062	15,751
Other assets	20,329	19,365	18,605
Total assets	$1,169,933	$1,064,204	$1,259,729

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$5,383	$6,702	$9,728
Trade accounts payable	85,714	76,139	151,037
Accrued payroll	27,300	22,927	35,725
Other accrued expenses	41,066	11,624	45,301
Income taxes payable	6,858	2,908	49,453
Value added tax (VAT) payable	1,221	1,915	29,274
Total current liabilities	167,542	122,215	320,518

Long-term liabilities:
Mortgage payable	33,154	—	—
Income tax liability	5,087	—	—
Deferred rent obligations	15,663	14,319	12,206
Other long-term liabilities	11,475	38,821	38,886
Total long-term liabilities	65,379	53,140	51,092

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 33,292 at March 31, 2015, 34,624 at March 31, 2014 and 34,618 shares at December 31, 2013)	333	346	346
Additional paid-in capital	158,777	146,731	143,916
Retained earnings	798,370	743,815	746,500
Accumulated other comprehensive loss	(20,468)	(2,043)	(2,643)
Total stockholders' equity	937,012	888,849	888,119
Total liabilities and stockholders' equity	$1,169,933	$1,064,204	$1,259,729
See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year ended	Quarter ended (transition period)	Years ended
	3/31/2015	3/31/2014	12/31/2013	12/31/2012
Net sales	$1,817,057	$294,716	$1,556,618	$1,414,398
Cost of sales	938,949	150,456	820,135	782,244
Gross profit	878,108	144,260	736,483	632,154
Selling, general and administrative (SG&A) expenses	653,689	144,668	528,586	445,206
Income (loss) from operations	224,419	(408)	207,897	186,948
Other expense (income), net:
Interest income	(207)	(65)	(60)	(217)
Interest expense	4,220	516	3,079	3,840
Other, net	(733)	(117)	(679)	(793)
Total other expense, net	3,280	334	2,340	2,830
Income (loss) before income taxes	221,139	(742)	205,557	184,118
Income taxes	59,359	1,943	59,868	55,104
Net income (loss)	161,780	(2,685)	145,689	129,014
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedging	450	(273)	(486)	(633)
Foreign currency translation adjustment	(18,875)	873	(757)	963
Total other comprehensive (loss) income	(18,425)	600	(1,243)	330
Comprehensive income (loss)	$143,355	$(2,085)	$144,446	$129,344

Net income (loss) attributable to:
Deckers Outdoor Corporation	$161,780	$(2,685)	$145,689	$128,866
Noncontrolling interest	—	—	—	148
	$161,780	$(2,685)	$145,689	$129,014
Comprehensive income (loss) attributable to:
Deckers Outdoor Corporation	$143,355	$(2,085)	$144,446	$129,196
Noncontrolling interest	—	—	—	148
	$143,355	$(2,085)	$144,446	$129,344

Net income (loss) per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$4.70	$(0.08)	$4.23	$3.49
Diluted	$4.66	$(0.08)	$4.18	$3.45
Weighted-average common shares outstanding:
Basic	34,433	34,621	34,473	36,879
Diluted	34,733	34,621	34,829	37,334

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Deckers Outdoor Corp. Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	38,692	$387	$144,684	$692,595	$(1,730)	$835,936	$5,494	$841,430
Stock compensation expense	19	—	14,661	—	—	14,661	—	14,661
Exercise of stock options	4	—	9	—	—	9	—	9
Shares issued upon vesting	199	2	(2)	—	—	—	—	—
Deficient tax benefit from stock compensation	—	—	(381)	—	—	(381)	—	(381)
Shares withheld for taxes	—	—	(5,888)	—	—	(5,888)	—	(5,888)
Stock repurchase	(4,514)	(45)	—	(220,650)	—	(220,695)	—	(220,695)
Net income	—	—	—	128,866	—	128,866	148	129,014
Acquisition of noncontrolling interest	—	—	(14,037)	—	—	(14,037)	(5,642)	(19,679)
Total other comprehensive income	—	—	—	—	330	330	—	330
Balance, December 31, 2012	34,400	$344	$139,046	$600,811	$(1,400)	$738,801	$—	$738,801
Stock compensation expense	15	—	13,136	—	—	13,136	—	13,136
Exercise of stock options	8	—	52	—	—	52	—	52
Shares issued upon vesting	195	2	(2)	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	319	—	—	319	—	319
Shares withheld for taxes	—	—	(8,635)	—	—	(8,635)	—	(8,635)
Net income	—	—	—	145,689	—	145,689	—	145,689
Total other comprehensive loss	—	—	—	—	(1,243)	(1,243)	—	(1,243)
Balance, December 31, 2013	34,618	$346	$143,916	$746,500	$(2,643)	$888,119	$—	$888,119
Stock compensation expense	5	—	2,865	—	—	2,865	—	2,865
Shares issued upon vesting	1	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(50)	—	—	(50)	—	(50)
Net loss	—	—	—	(2,685)	—	(2,685)	—	(2,685)
Total other comprehensive income	—	—	—	—	600	600	—	600
Balance, March 31, 2014	34,624	$346	$146,731	$743,815	$(2,043)	$888,849	$—	$888,849
Stock compensation expense	11	—	13,524	—	—	13,524	—	13,524
Shares issued upon vesting	93	1	(1)	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	4,197	—	—	4,197	—	4,197
Shares withheld for taxes	—	—	(5,674)	—	—	(5,674)	—	(5,674)
Stock repurchase	(1,436)	(14)	—	(107,225)	—	(107,239)	—	(107,239)
Net income	—	—	—	161,780	—	161,780	—	161,780
Total other comprehensive loss	—	—	—	—	(18,425)	(18,425)	—	(18,425)
Balance, March 31, 2015	33,292	$333	$158,777	$798,370	$(20,468)	$937,012	$—	$937,012

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year ended	Quarter ended (transition period)	Years ended
	3/31/2015	3/31/2014	12/31/2013	12/31/2012
Cash flows from operating activities:
Net income (loss)	$161,780	$(2,685)	$145,689	$129,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	49,293	10,569	41,439	33,367
Change in fair value of contingent consideration	(3,574)	705	1,815	8,659
Provision for (recovery of) doubtful accounts, net	1,107	(169)	125	2,128
Deferred tax provision	9,970	(2,736)	(4,092)	(5,657)
Stock compensation	13,524	2,865	13,136	14,661
Other	2,969	111	1,306	1,229
Changes in operating assets and liabilities, net of assets and liabilities acquired in the acquisition of businesses:
Trade accounts receivable	(36,885)	77,983	6,618	491
Inventories	(26,748)	49,272	40,580	(46,903)
Prepaid expenses and other current assets	(10,376)	68,837	(58,554)	23,511
Income tax receivable	(15,170)	—	—	—
Other assets	(144)	(758)	(4,290)	(3,028)
Trade accounts payable	8,912	(74,898)	21,251	18,932
Contingent consideration	(364)	(2,974)	(6,458)	(959)
Accrued expenses	3,761	(33,666)	33,556	(9,983)
Income taxes payable	4,883	(46,545)	24,386	(5,820)
Long-term liabilities	6,716	1,998	5,618	4,264
Net cash provided by operating activities	169,654	47,909	262,125	163,906
Cash flows from investing activities:
Purchases of property and equipment	(91,147)	(17,603)	(79,829)	(61,575)
Acquisitions of businesses and equity method investment	—	—	—	(8,829)
Purchases of intangibles and other assets, net	(9,489)	(30)	(5,368)	(4,958)
Net cash used in investing activities	(100,636)	(17,633)	(85,197)	(75,362)
Cash flows from financing activities:
Proceeds from issuance of short-term borrowings	199,784	—	320,728	307,000
Repayments of short-term borrowings	(201,705)	(3,000)	(344,000)	(274,000)
Cash paid for shares withheld for taxes	(5,674)	(3,752)	(6,736)	(6,535)
Excess tax benefit from stock compensation	4,197	—	2,071	2,457
Cash received from issuances of common stock	—	—	52	—
Loan origination costs on short-term borrowings	(818)	—	—	(1,807)
Contingent consideration paid	(115)	(15,852)	(22,628)	(29,041)
Cash paid for noncontrolling interest	—	—	—	(20,000)
Cash paid for repurchases of common stock	(107,239)	—	—	(220,695)
Proceeds from mortgage loan	33,931	—	—	—
Mortgage loan origination costs	(338)	—	—	—
Repayment of mortgage principal	(283)	—	—	—
Net cash used in financing activities	(78,260)	(22,604)	(50,513)	(242,621)
Effect of exchange rates on cash	(10,703)	291	463	718
Net change in cash and cash equivalents	(19,945)	7,963	126,878	(153,359)
Cash and cash equivalents at beginning of period	245,088	237,125	110,247	263,606
Cash and cash equivalents at end of period	$225,143	$245,088	$237,125	$110,247
See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Continued)

	Year ended	Quarter ended (transition period)	Years ended
	3/31/2015	3/31/2014	12/31/2013	12/31/2012
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$53,504	$48,040	$39,122	$66,899
Interest	$2,674	$187	$2,586	$3,338
Non-cash investing and financing activity:
Deferred purchase payments for acquisition of business	$—	$—	$—	$3,671
Accruals for purchases of property and equipment	$3,419	$4,265	$2,283	$489
Contingent consideration arrangement for acquisition of business	$—	$—	$—	$1,128
Accruals for asset retirement obligations	$786	$19	$1,936	$526
Accruals for shares withheld for taxes	$—	$—	$3,702	$1,804
Write-off for shares exercised with a tax deficit	$—	$—	$1,752	$2,838

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(amounts in thousands, except share quantity and per share data)

(1) The Company and Summary of Significant Accounting Policies
The Company and Basis of Presentation
The consolidated financial statements include the accounts of Deckers Outdoor Corporation and its wholly-owned subsidiaries (collectively referred to as the "Company"). Accordingly, all references herein to Deckers Outdoor Corporation or "Deckers" include the consolidated results of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Prior to April 2, 2012, the Company owned 51% of a joint venture with an affiliate of Stella International Holdings Limited (Stella International) for the primary purpose of opening and operating retail stores for the UGG brand in China. Stella International is also one of the Company's major manufacturers in China. On April 2, 2012, the Company purchased the 49% noncontrolling interest owned by Stella International for a total purchase price of approximately $20,000. The Company accounted for this transaction as an acquisition of the remaining interest of an entity that had already been majority-owned by the Company. The purchase resulted in a reduction to additional paid in capital of $14,037 representing excess purchase price over the carrying amount of the noncontrolling interest. Prior to this purchase, the Company already had a controlling interest in this entity, and therefore, the subsidiary had been and continues to be consolidated with the Company's operations.
In May 2012, the Company purchased a noncontrolling interest in the Hoka One One® (Hoka) brand, a privately held footwear company, which was accounted for as an equity method investment. In September 2012, the Company acquired the remaining ownership interest in Hoka. The acquisition of Hoka was not material to the Company’s consolidated financial statements and does not have a significant seasonal impact on the Company.
In February 2014, our Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. The change was intended to better align the Company's planning, financial and reporting functions with the seasonality of the business. The 2015, 2013 and 2012 fiscal years ended on March 31, 2015, December 31, 2013 and December 31, 2012, respectively. The transition period was the quarter ended March 31, 2014 to coincide with the change in our fiscal year end.
In July 2014, the Company acquired its UGG brand distributor that sold to retailers in Germany and now operates a wholesale business in Germany through the newly acquired subsidiary. The acquisition included certain intangible and tangible assets and the assumption of liabilities. The purchase price of the acquisition was not material to the Company’s consolidated financial statements.
In April 2015, the Company acquired inventory and certain intangible assets, including the trade name related to the Koolaburra® brand, a sheepskin and wool based footwear brand. The purchase price of the acquisition was not material to the Company’s consolidated financial statements.

We sell our brands through quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our E-Commerce business and retail stores. Independent third parties manufacture all of our products.
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
Revenue Recognition

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

The Company recognizes wholesale, E-Commerce, and international distributor revenue when products are shipped and retail revenue at the point of sale. All sales are recognized when the customer takes title and assumes risk of loss, collection of the related receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. For wholesale and international distributor sales, allowances for estimated returns, discounts, chargebacks, and bad debts are provided for when related revenue is recorded. For E-Commerce sales, allowances for estimated returns and bad debts are provided for when related revenue is recorded. For retail sales, allowances for estimated returns are provided for when related revenue is recorded. Amounts billed for shipping and handling costs are recorded as a component of net sales, while the related costs paid to third-party shipping companies are recorded as a cost of sales. The Company presents revenue net of taxes collected from customers and remitted to governmental authorities.
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
The assessment of goodwill impairment involves valuing the Company's reporting units that carry goodwill. Currently, the Company's reporting units are the same as the Company's operating segments. The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company does not calculate the fair value of the reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the Company determines this, then the first quantitative step is a comparison of the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, goodwill is not impaired. If the fair value of the reporting unit is below the carrying amount, then a second step is performed to measure the amount of the impairment, if any. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and the fair values of the intangible assets with indefinite lives.
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
Property and Equipment, Depreciation and Amortization
Property and equipment has a useful life expectancy of at least one year. Property and equipment includes tangible, non-consumable items owned by the Company valued at or above $3, certain computer software costs and internal or external computer system consulting work valued at or above $3 as defined below, and portable electronic devices valued at or above $1.5. Tangible, non-consumable items below these amounts are expensed. The value includes the purchase price, as well as costs to acquire (shipping and handling), sales tax, install (excluding site preparation costs), secure, and prepare the item for its intended use.
Depreciation of property and equipment is calculated using the straight-line method based on estimated useful lives. Machinery and equipment has estimated useful lives ranging from two to ten years, and furniture and fixtures has estimated useful lives ranging from three to seven years.  Capitalized website costs, which are included in the machinery & equipment category, are immaterial to the Company's consolidated financial statements. Leasehold improvements are amortized to their residual value on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Leasehold improvement lives range from one to fifteen years. Buildings are depreciated over 39 years. The Company allocates depreciation and amortization of property, plant, and equipment to cost of sales and selling, general and administrative (SG&A) expenses. The majority of the Company's depreciation and amortization is included in SG&A expenses due to the nature of its operations. Most of the Company's

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

depreciation and amortization is from its warehouses, its corporate headquarters and its retail stores. The Company outsources all manufacturing; therefore, the amount allocated to cost of sales is not material.
Fair Value Measurements
The fair values of the Company's cash and cash equivalents, trade accounts receivable, prepaid expenses, income tax receivable and other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable and the value added tax payable approximate the carrying values due to the relatively short maturities of these instruments. The fair values of the Company's long-term liabilities, other than contingent consideration, recalculated using current interest rates, would not significantly differ from the carrying values. The fair value of the contingent consideration related to acquisitions and of the Company's derivatives are measured and recorded at fair value on a recurring basis. Changes in fair value resulting from either accretion or changes in discount rates or in the expectations of achieving the performance targets are recorded in SG&A expenses. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the consolidated balance sheets.
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

The tables below summarize the Company's financial liabilities and assets that are measured on a recurring basis at fair value:

	Fair Value at March 31, 2015	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets (Liabilities) at fair value
Nonqualified deferred compensation asset	$5,581	$5,581	$—	$—
Nonqualified deferred compensation liability	$(5,581)	$(5,581)	$—	$—
Designated derivatives liability	$(487)	$—	$(487)	$—
Contingent consideration for acquisition of business	$(26,000)	$—	$—	$(26,000)

	Fair Value at March 31, 2014	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets (Liabilities) at fair value
Nonqualified deferred compensation asset	$4,534	$4,534	$—	$—
Nonqualified deferred compensation liability	$(4,534)	$(4,534)	$—	$—
Designated derivatives liability	$(832)	$—	$(832)	$—
Contingent consideration for acquisition of business	$(30,000)	$—	$—	$(30,000)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

	Fair Value at December 31, 2013	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets (Liabilities) at fair value
Nonqualified deferred compensation asset	$4,410	$4,410	$—	$—
Nonqualified deferred compensation liability	$(4,410)	$(4,410)	$—	$—
Designated derivatives liability	$(550)	$—	$(550)	$—
Contingent consideration for acquisition of business	$(48,000)	$—	$—	$(48,000)
The Level 2 inputs consist of forward spot rates at the end of the reporting period (see Note 8).
The fair value of the contingent consideration is based on subjective assumptions. It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material. The estimated fair value of the contingent consideration attributable to our Sanuk® (Sanuk) brand acquisition is based on the Sanuk brand's estimated future gross profits, using a probability weighted average sales forecast to determine a best estimate of gross profits. Estimated contingent consideration payments of approximately $24,200 are included within other accrued expenses in the consolidated balance sheet as of March 31, 2015. The estimated sales forecasts include a compound annual growth rate (CAGR) of 14.6% from calendar year 2014 through calendar year 2015, the final year of the contingent consideration arrangement. The gross profit forecast for calendar year 2015 is approximately $64,000, which is then used to apply the contingent consideration percentages in accordance with the applicable agreement (see Note 6). The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%. The Company's use of different estimates and assumptions could produce different estimates of the value of the contingent consideration. For example, a 5.0% change in the estimated CAGR would change the total liability balance at March 31, 2015 by approximately $2,000.
In connection with the Company's acquisition of the Hoka brand, the purchase price includes contingent consideration with maximum payments of $2,000 which is based on the Hoka brand's net sales for calendar years 2013 through 2017. As of March 31, 2015, approximately $500 has been paid. The Company estimates future net sales using a probability weighted average sales forecast to determine a best estimate. Estimated future contingent consideration payments of approximately $1,500 are included within other accrued expenses and other long-term liabilities in the consolidated balance sheet as of March 31, 2015. The Company's use of different estimates and assumptions is not expected to have a material impact to the value of the contingent consideration.
Refer to Note 6 for further information on the contingent consideration arrangements.
The following table presents a reconciliation of the Level 3 measurement (rounded):

Beginning balance, January 1, 2013	$71,500
Payments	(25,400)
Change in fair value	1,900
Balance, December 31, 2013	$48,000
Payments	(19,000)
Change in fair value	1,000
Balance, March 31, 2014	$30,000
Payments	(500)
Change in fair value	(3,500)
Balance, March 31, 2015	$26,000
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
Nonqualified Deferred Compensation
In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis. For each plan year, on behalf of the Company, the Company's Board of Directors (the Board) may, but is not required to, contribute any amount it desires to any participant under this program. The Company's contribution will be determined by the Board annually. As of March 31, 2015, no such contribution has been approved by the Board . The value of the deferred compensation is recognized based on the fair value of the participants' accounts. The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program. Deferred compensation of $540 is included in other accrued expenses and $5,041 is included in other long-term liabilities in the consolidated balance sheets at March 31, 2015. Deferred compensation of $4,534 and $4,410 are included in other long-term liabilities in the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.
Use of Estimates
The preparation of the Company's consolidated financial statements in accordance with United States generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory write-downs, accounts receivable allowances, returns liabilities, stock compensation, performance based compensation, impairment assessments, depreciation and amortization, income tax liabilities and uncertain tax positions, fair value of financial instruments, and fair values of acquired intangibles, assets and liabilities, including estimated contingent consideration payments. Actual results could differ materially from these estimates.
Research and Development Costs
All research and development costs are expensed as incurred. Such costs amounted to $20,872, $4,486, $19,257 and $15,617 for the year ended March 31, 2015, quarter ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively, and are included in SG&A expenses in the consolidated statements of comprehensive income (loss).
Advertising, Marketing, and Promotion Costs
Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing, and promotion are expensed as incurred. These expenses charged to operations for the year ended March 31, 2015, quarter ended March 31, 2014 and the years ended December 31, 2013 and 2012 were $111,162, $21,158, $86,510 and $78,528, respectively. Included in prepaid and other current assets at March 31, 2015, March 31, 2014, and December 31, 2013 were $1,899, $209 and $212, respectively, related to prepaid advertising, marketing, and promotion expenses for programs to take place after such dates.
Rent Expense
Rent expense is recorded using the straight-line method to account for scheduled rental increases or rent holidays. Lease incentives for tenant improvement allowances are recorded as reductions of rent expense over the lease term. The rental payments under some of our retail store leases are based on a minimum rental plus a percentage of the store's sales in excess of stipulated amounts. Rent expenses are included SG&A expenses in the consolidated statements of comprehensive income (loss).
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

interest and penalties generated by income tax contingencies as interest expense and SG&A expenses, respectively in the consolidated statements of comprehensive income (loss).
Net Income (Loss) per Share Attributable to Deckers Outdoor Corporation Common Stockholders
Basic net income (loss) per share represents net income (loss) attributable to Deckers Outdoor Corporation divided by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share represents net income (loss) attributable to Deckers Outdoor Corporation divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the years ended March 31, 2015, December 31, 2013 and December 31, 2012 and quarter ended March 31, 2014, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of nonvested stock units (NSUs), restricted stock units (RSUs), restricted stock awards (RSAs), stock appreciation rights (SARs), and options to purchase common stock. The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Year ended	Quarter ended (transition period)	Years ended
	3/31/2015	3/31/2014	12/31/2013	12/31/2012
Weighted-average shares used in basic computation	34,433,000	34,621,000	34,473,000	36,879,000
Dilutive effect of stock-based awards*	300,000	—	356,000	455,000
Weighted-average shares used for diluted computation	34,733,000	34,621,000	34,829,000	37,334,000

*Excluded NSUs	—	331,000	—	200,000
*Excluded RSUs	624,000	729,000	795,000	671,000
*Excluded outside director RSAs	—	6,000	—	—
*Excluded SARs	525,000	730,000	525,000	525,000
For the years ended March 31, 2015 and December 31, 2013 and 2012, the share-based awards that were excluded from the dilutive effect were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance. For the quarter ended March 31, 2014, the Company excluded all NSUs, RSUs, RSAs and SARs from the diluted net loss per share computation because they were antidilutive due to the net loss during the period. As of March 31, 2015, the excluded RSUs include the maximum amount of the 2012, 2013 and 2015 Long-Term Incentive Plan (LTIP) Awards. As of March 31, 2014 and December 31, 2013 the excluded RSUs included the maximum amount of the Level III, 2012 and 2013 LTIP Awards. As of December 31, 2012, the excluded RSUs included the maximum amount of the Level III and 2012 LTIP Awards (see Note 7).
Foreign Currency Translation
The Company considers the US dollar as its functional currency. The Company has certain wholly-owned foreign subsidiaries with functional currencies other than the US dollar. In most cases, the Company's foreign subsidiaries' local currency is the same as the designated functional currency. The Company holds a portion of its cash and other monetary assets and liabilities in currencies other than its subsidiary's functional currency, and is exposed to financial statement transaction gains and losses as a result of remeasuring the operating results and financial positions into their functional currency. The Company remeasures these monetary assets and liabilities using the exchange rate as of the end of the reporting period, which results in gains and losses that are included in SG&A expenses in the results of operations as incurred, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income (loss)(OCI).
Derivative Instruments and Hedging Activities

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward or option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. In addition, the Company utilizes foreign exchange forward and option contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency contracts for trading purposes.
Certain of the Company's foreign currency forward contracts are designated cash flow hedges of forecasted intercompany sales and are subject to foreign currency exposures. These contracts allow the Company to sell Euros, British Pounds and Yen in exchange for US dollars at specified contract rates. Forward contracts are used to hedge forecasted intercompany sales over specific quarters. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, and are recognized in the consolidated statements of comprehensive income (loss) during the period which approximates the time the corresponding third-party sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain intercompany balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in SG&A expenses in the consolidated statements of comprehensive income (loss). The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in SG&A expenses. See Note 8 for the impact of derivative instruments and hedging activities on the Company's consolidated financial statements.
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
For all hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company factors the nonperformance risk of the Company and the counterparty into the fair value measurements of its derivatives. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in OCI related to the hedging relationship.
Comprehensive Income (Loss)
Comprehensive income (loss) is the total of net earnings and all other non-owner changes in equity. Except for net income (loss), foreign currency translation adjustments, and unrealized gains and losses on cash flow hedges, the Company does not have any transactions and other economic events that qualify as comprehensive income (loss).
Business Segment Reporting
Management of the Company has determined its reportable segments are its strategic business units and it is by these segments that information is reported to the Chief Operating Decision Maker (CODM). The six reportable segments are the UGG, Teva, Sanuk and other brands wholesale divisions, the E-Commerce business, and the retail store business. The CODM is the Principal

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

Executive Officer. The Company performs an annual analysis of the appropriateness of its reportable segments. Information related to the Company's business segments is summarized in Note 11.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include $127,900, $143,816 and $154,105 of money market funds at March 31, 2015, March 31, 2014 and December 31, 2013, respectively.
Retirement Plan
The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate in through tax-deferred contributions. The Company matches 50% of each eligible participant's tax-deferred contributions on up to 6% of eligible compensation on a per payroll period basis, with a true-up contribution if such eligible participant is employed by the Company on the last day of the calendar year. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. US 401(k) matching contributions totaled $1,726, $601, $1,386 and $1,066 during the year ended March 31, 2015, quarter ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively. In addition, the Company may also make discretionary profit sharing contributions to the plan. However, the Company did not make any profit sharing contributions for the year ended March 31, 2015, quarter ended March 31, 2014, and the years ended December 31, 2013 and 2012.
Recent Accounting Pronouncements
On May 28, 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. Subsequent to March 31, 2015, the FASB proposed a one year deferral of the effective date of ASU No. 2014-09.

Subsequent to March 31, 2015, FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This ASU is effective for the Company on April 1, 2016, with early adoption permitted. The adoption of this ASU will only change the presentation of prepaid expenses, other assets and short-term borrowings in the Company’s consolidated balance sheet. The Company is considering early adoption of this update during its fiscal year 2016.

(2) Property and Equipment
Property and equipment is summarized as follows:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

	3/31/2015	3/31/2014	12/31/2013
Land	$25,543	$25,531	$19,954
Buildings	38,841	36,387	—
Machinery and equipment	158,136	98,035	84,941
Furniture and fixtures	36,751	31,085	25,961
Leasehold improvements	102,048	96,622	142,683
	361,319	287,660	273,539
Less accumulated depreciation and amortization	129,002	103,090	99,473
Net property and equipment	$232,317	$184,570	$174,066
(3) Goodwill and Other Intangible Assets
Most of the Company's goodwill is related to the Sanuk reportable segment, with the remaining related to the UGG and other brands reportable segments. The Company's goodwill and other intangible assets are summarized as follows:

	3/31/2015	3/31/2014	12/31/2013
Intangibles subject to amortization
Weighted-Average Amortization Period	13 years	14 years	14 years
Gross Carrying Amount	$109,604	$101,982	$101,963
Accumulated Amortization	37,316	26,026	24,140
Net Carrying Amount	72,288	75,956	77,823
Intangibles not subject to amortization
Goodwill	127,934	127,934	128,725
Trademarks	15,455	15,455	15,455
Total goodwill and other intangible assets	$215,677	$219,345	$222,003
Changes in the Company's goodwill are summarized as follows:

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance at January 1, 2013	$144,556	$(15,831)	$128,725
Changes related to additions, impairments and other adjustments	—	—	—
Balance at December 31, 2013	144,556	(15,831)	128,725
Adjustments related to prior acquisitions	(791)	—	(791)
Balance at March 31, 2014	143,765	(15,831)	127,934
Changes related to additions, impairments and other adjustments	—	—	—
Balance at March 31, 2015	$143,765	$(15,831)	$127,934
As of December 31, 2014 and 2013, the Company performed its annual impairment tests and evaluated its UGG and other brands' goodwill. As of October 31, 2014 and 2013, the Company performed its annual impairment tests and evaluated its Teva trademarks and Sanuk goodwill. Based on the carrying amounts of the UGG, Teva, Sanuk, and other brands' goodwill, trademarks, and net assets, the brands' fiscal year 2015, quarter ended March 31, 2014 and fiscal year 2013 sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, the Company concluded that the carrying amounts of the UGG, Sanuk and other brands' goodwill, as well as the Teva trademarks, were not impaired. The Sanuk brand goodwill was evaluated based on Level 3 inputs as of October 31, 2013 and based on qualitative analyses as of October 31, 2014. As of December 31, 2014 and 2013, and as of October 31, 2014 and 2013, all goodwill other than the Sanuk brand goodwill and all other nonamortizable intangibles were evaluated based on qualitative analyses.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

The Company's goodwill by segment is as follows:

	3/31/2015	3/31/2014	12/31/2013
UGG brand	$6,101	$6,101	$6,101
Sanuk brand	113,944	113,944	113,944
Other brands	7,889	7,889	8,680
Total	$127,934	$127,934	$128,725
Aggregate amortization expense for amortizable intangible assets for the year ended March 31, 2015, quarter ended March 31, 2014 and years ended December 31, 2013 and 2012, was $11,291, $1,886, $7,975 and $9,312, respectively. The following table summarizes the expected amortization expense on existing intangible assets, excluding indefinite-lived intangible assets of $8,044 and trademarks of $15,455, for the next five years:

Year ending March 31,
2016	$9,358
2017	8,361
2018	6,278
2019	5,621
2020	3,813
Thereafter	30,813
$64,244
(4) Income Taxes
Components of income tax expense (benefit) are as follows:

	Year ended	Quarter ended (transition period)	Years ended
	3/31/2015	3/31/2014	12/31/2013	12/31/2012
Current:
Federal	$35,459	$(572)	$51,058	$50,911
State	6,861	(4)	6,252	6,482
Foreign	7,069	5,255	6,650	3,368
Total	49,389	4,679	63,960	60,761
Deferred:
Federal	8,234	1,669	(2,580)	(6,083)
State	624	(1)	(209)	414
Foreign	1,112	(4,404)	(1,303)	12
Total	9,970	(2,736)	(4,092)	(5,657)
Income tax expense	$59,359	$1,943	$59,868	$55,104
Foreign income before income taxes was $95,850 during the year ended March 31, 2015. Foreign loss before income taxes was $3,631 during the quarter ended March 31, 2014. Foreign income before income taxes was $60,851 and $51,409 during the years ended December 31, 2013 and 2012, respectively.
Actual income taxes differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

	Year ended	Quarter ended (transition period)	Years ended
	3/31/2015	3/31/2014	12/31/2013	12/31/2012
Computed expected income taxes	$77,399	$(260)	$71,945	$64,282
State income taxes, net of federal income tax benefit	3,564	90	4,435	3,562
Foreign rate differential	(25,535)	1,904	(16,399)	(12,908)
Unrecognized tax benefits	3,566	—	—	—
Other	365	209	(113)	168
	$59,359	$1,943	$59,868	$55,104
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	3/31/2015	3/31/2014	12/31/2013
Deferred tax assets (liabilities), current:
Uniform capitalization adjustment to inventory	$4,040	$4,114	$5,492
Bad debt and other reserves	8,984	9,901	10,655
State taxes	482	(1,739)	508
Prepaid expenses	(3,546)	(2,217)	(2,193)
Accrued bonus	4,120	2,093	5,071
Foreign currency hedge	434	305	348
Net operating loss carry forwards	—	9,414	—
Other	(448)	—	—
Total deferred tax assets, current	14,066	21,871	19,881
Deferred tax assets (liabilities), noncurrent:
Amortization and impairment of intangible assets	1,004	5,267	4,603
Depreciation of property and equipment	(6,148)	(4,833)	(6,034)
Share-based compensation	12,044	10,638	11,226
Foreign currency translation	720	382	667
Deferred rent	4,885	4,290	4,028
Acquisition costs	764	756	755
Other	1,327	128	—
Net operating loss carry forwards	421	434	506
Total deferred tax assets, noncurrent	15,017	17,062	15,751
Net deferred tax assets	$29,083	$38,933	$35,632
In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $76,000. The deferred tax assets are primarily related to the Company's domestic operations. The change in net deferred tax assets between March 31, 2015 and March 31, 2014 includes approximately $100 attributable to OCI. The change in net deferred tax assets between March 31, 2014 and December 31, 2013 includes approximately $800 attributable to goodwill, partially offset by approximately $200 attributable to OCI. Domestic taxable income for the year ended March 31, 2015, the quarter ended March 31, 2014 and the years ended December 31, 2013 and 2012 was $91,017, $0, $151,204 and $141,660, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance was recorded in fiscal years 2015, 2013 and 2012.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

As of March 31, 2015, withholding and US taxes have not been provided on approximately $362,000 of unremitted earnings of non-US subsidiaries because the earnings are expected to be reinvested outside of the US indefinitely. Repatriation of all foreign earnings would result in approximately $118,000 of US income tax. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. As of March 31, 2015, the Company had approximately $132,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if they were to be repatriated. If the Company were to repatriate foreign cash, the Company would record the US tax liability net of any foreign income taxes previously paid on this cash. The Company has no plans to repatriate any of its foreign cash. For fiscal year 2015, the Company generated approximately 25.0% of its pre-tax earnings from a country which does not impose a corporate income tax.
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
A reconciliation of the beginning and ending amounts of total unrecognized tax benefits is as follows:

Balance at January 1, 2013	$—
Gross change related to current and prior years' tax positions	—
Balance, December 31, 2013	$—
Gross change related to current and prior years' tax positions	—
Balance, March 31, 2014	$—
Gross increase related to current year tax positions	1,293
Gross increase related to prior year tax positions	3,374
Balance, March 31, 2015	$4,667
The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2015 was $3,566. It is reasonably possible that approximately $300 of unrecognized tax benefits will be settled within the next 12 months. As of March 31, 2015, interest and potential penalties of $1,246 were accrued in the consolidated balance sheets resulting from tax positions that are subject to examination. As of March 31, 2014 and December 31, 2013, interest and potential penalties of $349 and $360, respectively, were accrued in the consolidated balance sheets resulting from outstanding state liabilities as a result of resolved Federal examinations.
The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local, or non-US income tax examinations by tax authorities for years before 2009.
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
The Company has on-going income tax examinations under various state and foreign tax jurisdictions. It is the opinion of management that these audits and inquiries will not have a material impact on the Company's consolidated financial statements.
(5) Notes Payable and Long-Term Debt
In August 2011, the Company entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, National Association (JPMorgan) as the administrative agent, Comerica Bank and HSBC Bank USA, National Association as syndication agents, and the lenders party thereto. In August 2012 and again in November 2014, the Company amended and restated in its entirety the Credit Agreement. The Second Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

credit facility that contains a $75,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans and matures on November 13, 2019. Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Second Amended and Restated Credit Agreement by up to an additional $200,000, resulting in maximum available principal amount of $600,000. None of the lenders under the Second Amended and Restated Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments. In addition to allowing borrowings in US dollars, the Second Amended and Restated Credit Agreement provides a $150,000 sublimit for borrowings in Euros, British pounds and any other currency that is subsequently approved by JPMorgan, each lender and the issuing bank. At the Company's option, revolving loans issued under the Second Amended and Restated Credit Agreement will initially bear interest at either the adjusted London Interbank Offered Rate (LIBOR) for 30 days (0.18% at March 31, 2015) plus 1.25% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.25% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.25% per annum and adjusted LIBOR plus 2.00% per annum (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum), based upon the Company's total adjusted leverage ratio at such time. In addition, the Company will initially be required to pay fees of 0.175% per annum on the daily amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.175% and 0.30% per annum, based upon the Company's total adjusted leverage ratio.
The Company's obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Company's existing and future wholly-owned domestic subsidiaries (other than certain immaterial subsidiaries, foreign subsidiaries, foreign subsidiary holding companies and specified excluded subsidiaries) (the Guarantors), and is secured by a first-priority security interest in substantially all of the assets of the Company and the Guarantors, including all or a portion of the equity interests of certain of the Company's domestic and first-tier foreign subsidiaries.
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
At March 31, 2015, the Company had no outstanding borrowings under the Second Amended and Restated Credit Agreement and had outstanding letters of credit of approximately $100. As a result, the unused balance under the Second Amended and Restated Credit Agreement was approximately $399,900 at March 31, 2015. In August 2012 the Company incurred approximately $1,800 of deferred financing costs which are included in prepaid expenses and amortized over the term of the Amended and Restated Credit Agreement using the straight-line method. In November 2014, the Company incurred approximately $800 of additional deferred financing costs which were combined with the remaining unamortized balance from the Amended and Restated Credit Agreement included in prepaid expenses. The combined amount is being amortized over the term of the Second Amended and Restated Credit Agreement using the straight-line method.
In August 2013, Deckers (Beijing) Trading Co., LTD, a fully owned subsidiary, entered into a credit facility in China (China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY 60,000, or approximately $10,000, in the quarters ending September 30 and December 31 and CNY 20,000, or approximately $3,300, in the quarters ending March 31 and June 30.  The China Credit Facility is payable on demand and subject to annual review and renewal.  The obligations under the China Credit Agreement are guaranteed by the Company for 110% of the facility amount in USD. In December 2013, the China Credit Facility was revised to provide for the uncommitted revolving line of credit of up to CNY 60,000 to be extended to the entire year. In October 2014, the China Credit Facility was amended (Amended China Credit Facility) to include, among other things, an extension of the aggregate period of borrowing from 12 months to 18 months. At March 31, 2015, the Company had approximately $4,900 of outstanding borrowings under the Amended China Credit Facility.  Interest is based on the People’s Bank of China rate, which was 5.35% at March 31, 2015.
In July 2014, the Company obtained a mortgage secured by its corporate headquarters property for approximately $33,900.  At March 31, 2015 the outstanding balance under the mortgage was approximately $33,600, which includes approximately $500 in short-term borrowings and approximately $33,100 in mortgage payable in the consolidated balance sheet. The mortgage has a fixed interest rate of 4.928%.  Payments include interest and principal in an amount that amortizes the principal balance over a

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

30-year period, however the loan will mature and have a balloon payment due in 15 years of approximately $23,400.  Minimum principal payments over the next 5 years are approximately $2,700. In December 2014, the mortgage financial covenants were amended to be consistent with the financial covenants of the Second Amended and Restated Credit Agreement as discussed above.

(6) Commitments and Contingencies
The Company leases office, distribution, retail facilities, and automobiles, under operating lease agreements, which expire through 2028. Some of the leases contain renewal options for approximately one to fifteen years. Future minimum commitments under the lease agreements are as follows:

Year ending March 31,
2016	$53,664
2017	55,325
2018	49,357
2019	39,293
2020	32,809
Thereafter	118,451
$348,899

The following schedule shows the composition of total rental expense.

	Year ended	Quarter ended (transition period)	Years ended
	3/31/2015	3/31/2014	12/31/2013	12/31/2012
Minimum rentals	$61,363	$14,260	$47,871	$37,270
Contingent rentals	14,707	3,099	12,318	9,366
	$76,070	$17,359	$60,189	$46,636
Purchase Obligations.    The Company had $664,659 of outstanding purchase orders with its manufacturers as of March 31, 2015. In addition, the Company entered into agreements for the build out of new retail stores, promotional activities and other services. Future commitments under these purchase orders and other agreements for the year ending March 31, 2016 total $664,429. Included in the fiscal year 2016 amount are remaining commitments, net of deposits, that are also unconditional purchase obligations relating to sheepskin contracts. The Company enters into contracts requiring minimum purchase commitments of sheepskin that Deckers' affiliates, manufacturers, factories, and other agents (each or collectively, a Buyer) must make on or before a specified target date. Under certain contracts, the Company may pay an advance deposit that shall be repaid to the Company as Buyers purchase goods under the terms of these agreements. Included in other current assets on the consolidated balance sheets are approximately $14,000, $11,000 and $67,000 of advance deposits as of March 31, 2015, March 31, 2014 and December 31, 2013, respectively. In the event that a Buyer does not purchase certain minimum commitments on or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled. These agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments by the target dates, the Company shall be responsible for compliance with any and all minimum purchase commitments under these contracts, and the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyers purchase the remaining minimum commitments. The contracts do not permit net settlement. Minimum commitments for these contracts as of March 31, 2015 were as follows:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
October 2011	September 2015	$50,000	$286,000	$13,783	—
October 2014	September 2015	—	$51,240	—	$32,487
September 2014	September 2015	—	$47,960	—	$15,434
        Indemnification.    The Company has agreed to indemnify certain of its licensees, distributors, and promotional partners in connection with claims related to the use of the Company's intellectual property. The terms of such agreements range up to 5 years initially and generally do not provide for a limitation on the maximum potential future payments. From time to time, the Company also agrees to indemnify its licensees, distributors and promotional partners in connection with claims that the Company’s products infringe the intellectual property rights of third parties.  These agreements may or may not be made pursuant to a written contract. In addition, from time to time, the Company also agrees to standard indemnification provisions in commercial agreements in the ordinary course of business.
Management believes the likelihood of any payments under any of these arrangements is remote and would be immaterial. This determination was made based on a prior history of insignificant claims and related payments. There are no currently pending claims relating to indemnification matters involving the Company's intellectual property.
Contingent Consideration.    In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments. As of March 31, 2015, the remaining contingent consideration payment, which has no maximum, is 40.0% of the Sanuk brand gross profit in calendar year 2015 and is to be paid within 60 days following the end of the performance period.
As of March 31, 2015, March 31, 2014 and December 31, 2013, the Company had total contingent consideration for the acquisition of the Sanuk brand of approximately $24,200, $28,000 and $46,200, respectively, of which approximately $24,200, $0 and $18,600 is included within other accrued expenses and approximately $0, $28,000 and $27,600 is included within other long-term liabilities at March 31, 2015, March 31, 2014 and December 31, 2013, respectively, in the consolidated balance sheets.
In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000 which is based on the Hoka brand's net sales for calendar years 2013 through 2017, of which approximately $500 has been paid. As of March 31, 2015, March 31, 2014 and December 31, 2013 contingent consideration for the acquisition of the Hoka brand of approximately $1,500, $1,800 and $1,800, respectively are included within other accrued expenses and other long-term liabilities in the consolidated balance sheets. Refer to Note 1 for further information on the contingent consideration amounts.
Future Capital Commitments. As of March 31, 2015, the Company had approximately $8,000 of material commitments for future capital expenditures primarily related to equipment costs of its new distribution center.

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
The Company has elected to grant NSUs annually to key personnel. The NSUs granted entitle the employee recipients to receive shares of common stock in the Company upon vesting of the NSUs. The vesting of most NSUs is subject to achievement of certain performance targets, with the remaining NSUs subject only to time restrictions. For the majority of NSUs granted in 2013 and after, if the performance goals are achieved, these awards vest in equal one-third installments at the end of each of the

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

three years after the performance goals are achieved. For NSUs granted in 2012, the performance target was not met and, therefore, the awards did not vest.
The Company also has long-term incentive award agreements under the 2006 Plan for issuance of SARs and RSUs, which were awarded to certain executive officers of the Company. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. One-half of the SAR and RSU awards vested 80% on December 31, 2010 and 20% on December 31, 2011, and, provided that the conditions are met, one-half of the SAR and RSU awards vest 80% on December 31, 2015 and 20% on December 31, 2016. The Company considers achievement of the remaining performance conditions as probable and is recognizing such compensation cost over the service period.
In June 2011, the Board of Directors of the Company adopted a long-term incentive award under its 2006 Equity Incentive Plan (Level III Awards). The shares under these awards were available for issuance to current and future members of the Company's management team, including the Company's named executive officers. These awards were to vest on December 31, 2014 subject to certain long-term performance objectives and certain long-term service conditions. Under this program, the Company granted a maximum amount of 275,000 RSUs during the year ended December 31, 2011. For all Level III Awards granted, the performance objectives were not met and, therefore, the awards did not vest.
In May 2012, the Board of Directors of the Company adopted a long-term incentive award under its 2006 Equity Incentive Plan (2012 LTIP Awards). The shares under these awards were available for issuance to current and future members of the Company's management team, including the Company's named executive officers. Each recipient received a specified maximum number of RSUs, each of which represents the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The awards will vest on December 31, 2015 only if the Company meets certain revenue targets ranging between $2,200,000 and $2,900,000 and certain diluted earnings per share targets ranging between $7.00 and $10.50 for the year ended December 31, 2015. No vesting of any 2012 LTIP Awards will occur if either of the threshold performance criteria is not met for the year ending December 31, 2015. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this program, the Company granted awards that contain a maximum amount of 352,000 RSUs during the year ended December 31, 2012. The grant date fair value of these RSUs was $56.12 per share. As of March 31, 2015 and 2014 and December 31, 2013, the Company did not believe that the achievement of the performance objectives of these awards was probable, and therefore the Company did not recognize compensation expense for these awards. If the performance objectives become probable, the Company will then begin recording an expense for the 2012 LTIP Awards and would recognize a cumulative catch-up adjustment in the period they become probable. As of March 31, 2015, the cumulative amount would be approximately $12,000 based on the maximum number of units if the performance objectives were probable.
In December 2013, the Board of Directors of the Company adopted a long-term incentive award under its 2006 Equity Incentive Plan (2013 LTIP Awards). The shares under these awards were available for issuance to current and future members of the Company's management team, including the Company's named executive officers. Each recipient received a specified maximum number of RSUs, each of which represents the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The recipients of these awards are divided into two participant groups, revenue generating and non-revenue generating. The awards for the non-revenue generating participants will vest on March 31, 2016 only if the Company meets certain revenue targets ranging between $2,290,000 and $2,558,000 and certain EBITDA targets ranging between $372,000 and $415,000 for the fiscal year ending March 31, 2016. The awards for the revenue generating participants will vest on March 31, 2016 only if the Company achieves EBITDA of $350,000 and the respective revenue by brand and channel managed by each participant meets certain revenue targets that are tailored to each brand and channel for the fiscal year ending March 31, 2016. No vesting of any 2013 LTIP Awards will occur if either of the threshold performance criteria is not met for the year ending March 31, 2016. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this program, the Company granted awards that contain a maximum amount of 156,000 RSUs during the year ended December 31, 2013. The grant date fair value of these RSUs was $84.52 per share. As of March 31, 2015, the Company did not believe that the achievement of the performance objectives of these awards was probable, and therefore the Company reversed compensation expense accrued in prior periods. The amount reversed was immaterial to the Company's consolidated financial statements. If the performance objectives become probable, the Company will then begin recording an expense for the 2013 LTIP Awards and would recognize a cumulative catch-up adjustment in the period they become probable. As of March 31, 2015, the cumulative amount would be approximately $2,000 based on the maximum number of units if the performance objectives were probable.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

In September 2014, the Board of Directors of the Company approved a long-term incentive award (2015 LTIP Awards) under its 2006 Equity Incentive Plan. The shares under these awards were available for issuance to current and future members of the Company's leadership team, including the Company's named executive officers. Each recipient received a specified maximum number of RSUs, each of which represents the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The awards will vest on March 31, 2017 only if the Company meets certain revenue targets ranging between approximately $2,155,000 and approximately $2,447,000 and certain EBITDA targets ranging between approximately $336,000 and approximately $394,000 for the fiscal year ending March 31, 2017. No vesting of any 2015 LTIP Awards will occur if either of the threshold performance criteria is not met for the year ending March 31, 2017. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this new program, the Company granted awards that contain a maximum amount of approximately 160,000 RSUs during the year ended March 31, 2015. The average grant date fair value of these RSUs was $98.29 per share. As of March 31, 2015, future unrecognized compensation cost for the 2015 LTIP Awards, excluding estimated forfeitures, was approximately $6,100. As of March 31, 2015, based on the Company's long-range forecast, the Company believed that the achievement of at least the threshold performance objectives of these awards was probable, and therefore the Company recognized compensation expense accordingly.
In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program did not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. As of February 28, 2015, the Company had repurchased approximately 3,823,000 shares under this program, for approximately $200,000, or an average price of $52.31. As of February 28, 2015, the Company had repurchased the full amount authorized under this program.
In January 2015, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company's discretion. As of March 31, 2015, the Company had repurchased approximately 377,000 shares under this program, for approximately $27,900, or an average price of $74.09 leaving the remaining approved amount at $172,100.
On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors. The fair value of such shares is expensed on the date of issuance.
The table below summarizes stock compensation amounts recognized in the consolidated statements of comprehensive income (loss):

	Year ended	Quarter ended (transition period)	Years ended
	3/31/2015	3/31/2014	12/31/2013	12/31/2012
Compensation expense recorded for:
NSUs	$9,295	$1,863	$10,545	$11,849
SARs	1,846	381	1,302	1,501
RSUs	1,323	354	287	231
Directors' shares	1,060	267	1,002	1,080
Total compensation expense	13,524	2,865	13,136	14,661
Income tax benefit recognized	(5,143)	(1,082)	(4,950)	(5,573)
Net compensation expense	$8,381	$1,783	$8,186	$9,088
The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards that are considered probable of vesting as of March 31, 2015, and the weighted-average period over which the cost is expected to be recognized as of March 31, 2015:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$13,917	1.5
SARs	1,355	0.9
RSUs	6,317	1.5
Total	$21,589
The unrecognized compensation cost excludes a maximum of $15,637 and $10,396 of compensation cost on the 2012 LTIP Awards and 2013 LTIP Awards, respectively, as achievement of the performance conditions are not considered probable.
Nonvested Stock Units Issued Under the 2006 Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	677,000	$48.14
Granted	209,000	63.18
Vested	(297,000)	35.90
Forfeited	(18,000)	63.68
Cancelled*	(200,000)	62.17
Nonvested at December 31, 2012	371,000	$58.51
Granted	304,000	57.30
Vested	(315,000)	53.19
Forfeited	(20,000)	61.08
Nonvested at December 31, 2013	340,000	$62.23
Granted	—	—
Vested	(2,000)	58.11
Forfeited	(7,000)	64.15
Nonvested at March 31, 2014	331,000	$62.21
Granted	196,000	82.34
Vested	(142,000)	68.39
Forfeited	(30,000)	64.18
Cancelled*	(15,000)	84.04
Nonvested at March 31, 2015	340,000	$70.11

*     Nonvested Stock Units cancelled during the period represent awards granted whose performance criteria were not met.

Stock Appreciation Rights Issued Under the 2006 Plan

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

	Number of SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	760,000	$26.73	8.8	$37,118
Granted	—	—
Exercised	(15,000)	26.73
Forfeited	—	—
Outstanding at December 31, 2012	745,000	$26.73	7.9	$10,087
Granted	—	—
Exercised	(15,000)	26.73
Forfeited	—	—
Outstanding at December 31, 2013	730,000	$26.73	6.9	$42,143
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2014	730,000	$26.73	6.7	$38,690
Granted	—	—
Exercised	(15,000)	26.73
Forfeited	—	—
Outstanding at March 31, 2015	715,000	$26.73	5.8	$32,990
Exercisable at March 31, 2015	190,000	$26.73	2.1	$8,767
Expected to vest and exercisable at March 31, 2015	702,000	$26.73	5.8	$32,396
The maximum contractual term is 10 and 15 years from the date of grant for those SARs with final vesting dates of December 31, 2011 and December 31, 2016, respectively. The number of SARs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures. The difference between the amount outstanding and the amount expected to vest and exercisable at March 31, 2015 was estimated forfeitures for estimated failure to meet the long-term service conditions.
Restricted Stock Units Issued Under the 2006 Plan

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	319,000	$70.15
Granted	352,000	56.12
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2012	671,000	$62.80
Granted	156,000	84.52
Vested	—	—
Forfeited	(32,000)	63.69
Nonvested at December 31, 2013	795,000	$67.03
Granted	—	—
Vested	—	—
Forfeited	(66,000)	67.23
Nonvested at March 31, 2014	729,000	$67.01
Granted	160,000	98.29
Vested	—	—
Forfeited	(35,000)	78.39
Cancelled	(230,000)	82.09
Nonvested at March 31, 2015	624,000	$68.82
The amounts granted are the maximum amount under the respective awards.
(8) Foreign Currency Exchange Contracts and Hedging
The Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $46,000, $64,000 and $77,000 as of March 31, 2015 and 2014, and December 31, 2013, respectively. These contracts were held by four counterparties and, as of March 31, 2015, were expected to mature over the next 12 months.
The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives. During the year ended March 31, 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2015. The effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2015, the total amount in accumulated other comprehensive income (loss) (see Note 10) was expected to be reclassified into income within the next 15 months.
Subsequent to March 31, 2015, the Company entered into non-designated derivative contracts with notional amounts totaling approximately $42,000 and designated derivative contracts with notional amounts totaling approximately $31,000. All derivative contracts were held by six counterparties.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

The following tables summarize the effect of derivative instruments on the consolidated financial statements:

	Year ended	Quarter ended (transition period)	Year ended
	3/31/2015	3/31/2014	12/31/2013
Derivatives in Designated Cash Flow Hedging Relationships	Foreign Exchange Contracts	Foreign Exchange Contracts	Foreign Exchange Contracts
Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	$1,556	$(47)	$(779)
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Net Sales	Net Sales	Net Sales
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	$1,226	$(283)	$17
Location of Amount Excluded from Effectiveness Testing	SG&A expenses	SG&A expenses	SG&A expenses
Gain (Loss) from Amount Excluded from Effectiveness Testing	$(69)	$(31)	$(11)

	Year ended	Quarter ended (transition period)	Year ended
	3/31/2015	3/31/2014	12/31/2013
Derivatives Not Designated as Hedging Instruments	Foreign Exchange Contracts	Foreign Exchange Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Recognized in Income on Derivatives	SG&A expenses	SG&A expenses	SG&A expenses
Amount of Gain Recognized in Income on Derivatives	$6,383	$—	$728

(9) Transition Period
In February 2014, our Board of Directors approved a change in the Company's fiscal year (FY) end from December 31 to March 31. Accordingly, the Company is presenting audited financial statements for the quarter transition period ended March 31, 2014. The following table provides certain unaudited comparative financial information for the same period of the prior year.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

	Three Months Ended March 31,
	2014	2013 (unaudited)
Net sales	$294,716	$263,760
Cost of sales	150,456	140,201
Gross profit	144,260	123,559
Selling, general and administrative expenses	144,668	120,907
(Loss) income from operations	(408)	2,652
Other expense (income), net:
Interest income	(65)	(26)
Interest expense	516	339
Other, net	(117)	(171)
Total other expense	334	142
(Loss) income before income taxes	(742)	2,510
Income tax expense	1,943	1,503
Net (loss) income	(2,685)	1,007
Other comprehensive income (loss), net of tax:
Unrealized (loss) income on foreign currency hedging	(273)	1,530
Foreign currency translation adjustment	873	(674)
Total other comprehensive income	600	856
Comprehensive (loss) income	$(2,085)	$1,863

Net (loss) income per share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03
Weighted-average common shares outstanding:
Basic	34,621,000	34,404,000
Diluted	34,621,000	34,788,000

(10) Accumulated Other Comprehensive Loss
Accumulated balances of the components within accumulated other comprehensive loss are as follows:

	3/31/2015	3/31/2014	12/31/2013
Cumulative foreign currency translation adjustment	$(20,159)	$(1,284)	$(2,157)
Unrealized loss on foreign currency hedging, net of tax	(309)	(759)	(486)
Accumulated other comprehensive loss	$(20,468)	$(2,043)	$(2,643)
(11) Business Segments, Concentration of Business, and Credit Risk and Significant Customers
The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies (see Note 1), except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments. The Company evaluates segment performance primarily based on net sales and income (loss) from operations. The Company's reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and its other brands, its E-Commerce business and its retail store business. The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

sourcing, and sales strategies. The E-Commerce and retail store segments are managed separately because they are Direct-to-Consumer sales, while the brand segments are wholesale sales. The income (loss) from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others. During the quarter ended (transition period) March 31, 2014, certain operating expenses were reclassified between segments. This change in segment reporting only changed the presentation within the below table and did not impact the Company's consolidated financial statements for any period. The segment information for prior periods have been adjusted retrospectively to conform to the current period presentation.
Beginning January 1, 2013, all gross profit derived from the sales to third parties of the E-Commerce and retail stores segments is reported in income from operations of the E-Commerce and retail stores segments, respectively.
During the year ended March 31, 2015, the Company converted seven of its retail stores in China to partner retail stores, whereby, upon conversion, the stores became wholly-owned and operated by local, third-party companies within China.  These conversions included the assignment of the lease and the sale of both the Company's on-hand inventory and store leasehold improvements to the operator.  As of the date of conversion, partner retail stores sales are included in the UGG brand wholesale segment and not included in the retail stores segment.
The Company's other brands include Ahnu®, Hoka, MOZO® and TSUBO®. The results of operations for Hoka are included in the other brands segments beginning from the acquisition date of September 27, 2012. The wholesale operations of the Company's other brands are included as one reportable segment, "other brands wholesale", presented in the figures below. Business segment information is summarized as follows:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

	Year ended	Quarter ended (transition period)	Years ended
	3/31/2015	3/31/2014	12/31/2013	12/31/2012
Net sales to external customers:
UGG wholesale	$903,926	$83,271	$818,377	$819,256
Teva wholesale	116,931	45,283	109,334	108,591
Sanuk wholesale	102,690	28,793	94,420	89,804
Other brands wholesale	76,152	18,662	38,276	20,194
E-Commerce	233,070	38,584	169,534	130,592
Retail stores	384,288	80,123	326,677	245,961
	$1,817,057	$294,716	$1,556,618	$1,414,398
Income (loss) from operations:
UGG wholesale	$269,489	$13,595	$224,738	$206,039
Teva wholesale	13,320	6,425	9,166	9,228
Sanuk wholesale	21,914	7,530	20,591	14,398
Other brands wholesale	(9,838)	(758)	(9,807)	(4,523)
E-Commerce	92,392	13,272	66,849	56,190
Retail stores	57,928	7,646	65,683	63,306
Unallocated overhead	(220,786)	(48,118)	(169,323)	(157,690)
	$224,419	$(408)	$207,897	$186,948
Depreciation and amortization:
UGG wholesale	$5,029	$137	$641	$622
Teva wholesale	94	33	641	515
Sanuk wholesale	6,969	1,769	7,761	8,838
Other brands wholesale	940	250	507	1,622
E-Commerce	949	242	744	839
Retail stores	20,139	4,967	21,117	12,073
Unallocated overhead	15,030	3,140	9,959	8,911
	$49,150	$10,538	$41,370	$33,420
Capital expenditures:
UGG wholesale	$246	$119	$313	$314
Teva wholesale	51	—	63	326
Sanuk wholesale	487	2	91	448
Other brands wholesale	351	26	477	197
E-Commerce	644	8	676	347
Retail stores	18,484	3,549	34,993	34,004
Unallocated overhead	71,590	13,916	43,217	25,966
	$91,853	$17,620	$79,830	$61,602
Total assets from reportable segments:
UGG wholesale	$194,720	$153,341	$314,122	$377,997
Teva wholesale	77,423	81,766	54,868	59,641
Sanuk wholesale	224,974	214,627	208,669	209,861
Other brands wholesale	53,634	41,281	34,315	29,446
E-Commerce	4,485	3,129	7,331	5,058
Retail stores	142,938	160,535	182,491	134,804
	$698,174	$654,679	$801,796	$816,807

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

	3/31/2015	3/31/2014	12/31/2013
Total assets from reportable segments	$698,174	$654,679	$801,796
Unallocated cash and cash equivalents	225,143	245,088	237,125
Unallocated deferred tax assets	29,083	38,933	35,632
Other unallocated corporate assets	217,533	125,504	185,176
Consolidated total assets	$1,169,933	$1,064,204	$1,259,729
The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	3/31/2015	3/31/2014	12/31/2013
US	$196,513	$148,178	$136,726
All other countries*	35,804	36,392	37,340
Total	$232,317	$184,570	$174,066

* No other country's long-lived assets comprised more than 10% of total long-lived assets as of March 31, 2015, March 31, 2014 and December 31, 2013.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions. International sales were 35.9%, 32.7%, 33.0% and 31.2%, of the Company's total net sales for the year ended March 31, 2015, quarter ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively. For the year ended March 31, 2015, quarter ended March 31, 2014, and the years ended December 31, 2013 and 2012, no single foreign country comprised more than 10% of total sales.
Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. No single customer accounted for more than 10% of net sales in the year ended March 31, 2015, quarter ended March 31, 2014, and the years ended December 31, 2013 and 2012. As of March 31, 2015, March 31, 2014 and December 31, 2013 the Company had one customer representing 11.8%, 11.8% and 11.4% of net trade accounts receivable, respectively. At March 31, 2015, March 31, 2014 and December 31, 2013 the Company had a second customer representing 11.0%, 11.4% and 19.7% of net trade accounts receivable, respectively.
The Company's production is concentrated at a limited number of independent contractor factories in Asia. Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom. We began using a new raw material, UGGpure, a wool woven into a durable backing, in some of our UGG products in 2013 and which we currently purchase from one supplier. The other materials used by the Company in production are sourced primarily in Asia. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company's control. Further, the price of sheepskin is impacted by demand, industry, and competitors.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

A portion of the Company's cash and cash equivalents are held as cash in operating accounts that are with third-party financial institutions. These balances, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.
The remainder of the Company's cash equivalents is invested in interest bearing funds managed by third-party investment management institutions. These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets. As of March 31, 2015, the Company had experienced no loss or lack of access to cash in its operating accounts, invested cash and cash equivalents. The Company's cash and cash equivalents are as follows:

	3/31/2015	3/31/2014	12/31/2013
Money market fund accounts	$127,900	$143,816	$154,105
Cash	97,243	101,272	83,020
Total cash and cash equivalents	$225,143	$245,088	$237,125

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share quantity and per share data)

(12) Quarterly Summary of Information (Unaudited)
Summarized unaudited quarterly financial data are as follows:

	Fiscal year 2015
	6/30/2014	9/30/2014	12/31/2014	3/31/2015
Net sales	$211,469	$480,273	$784,678	$340,637
Gross profit	86,772	223,873	415,139	152,324
Net (loss) income	(37,062)	40,730	156,706	1,406
Net (loss) income per share:
Basic	$(1.07)	$1.18	$4.54	$0.04
Diluted	$(1.07)	$1.17	$4.50	$0.04

	Fiscal year 2013
	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Net sales	$263,760	$170,085	$386,725	$736,048
Gross profit	123,559	69,832	166,892	376,200
Net income (loss)	1,007	(29,275)	33,060	140,897
Net income (loss) per share:
Basic	$0.03	$(0.85)	$0.96	$4.08
Diluted	$0.03	$(0.85)	$0.95	$4.04

Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Year ended	Quarter ended (transition period)	Years ended
	3/31/2015	3/31/2014	12/31/2013	12/31/2012
Allowance for doubtful accounts (1)
Balance at Beginning of Period	$1,798	$2,039	$2,782	$1,719
Additions	1,107	594	125	2,128
Deductions	608	835	868	1,065
Balance at End of Period	$2,297	$1,798	$2,039	$2,782
Allowance for sales discounts (2)
Balance at Beginning of Period	$2,121	$3,540	$3,836	$4,629
Additions	68,620	978	46,989	35,759
Deductions	68,393	2,397	47,285	36,552
Balance at End of Period	$2,348	$2,121	$3,540	$3,836
Allowance for sales returns (3)
Balance at Beginning of Period	$8,586	$14,554	$12,905	$11,313
Additions	94,138	674	67,800	53,165
Deductions	93,192	6,642	66,151	51,573
Balance at End of Period	$9,532	$8,586	$14,554	$12,905
Chargeback allowance (4)
Balance at Beginning of Period	$3,064	$4,935	$5,563	$4,031
Additions	2,610	213	187	5,879
Deductions	1,633	2,084	815	4,347
Balance at End of Period	$4,041	$3,064	$4,935	$5,563

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

(4)
The additions to the chargeback allowance represent chargebacks taken in the respective year as well as an estimate of chargebacks related to sales in the respective reporting period that will be taken subsequent to the respective reporting period. Deductions are the actual chargebacks written off against outstanding accounts receivable. For the fiscal years 2015, 2013 and 2012 and the transition period quarter ended March 31, 2014, the Company has estimated the additions and deductions by netting each quarter's change and summing the four quarters for the respective year.

See accompanying report of independent registered public accounting firm.