Form 10-Q
period 2015-06-30
DECKERS OUTDOOR CORP
filed 2015-08-10
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015

Common Stock, $0.01 par value	32,680,352

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except par value)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$168,744	$225,143
Trade accounts receivable, net of allowances ($18,762 at June 30, 2015 and $18,218 at March 31, 2015)	117,399	143,105
Inventories	373,622	238,911
Prepaid expenses	18,579	15,141
Other current assets	32,218	35,057
Income taxes receivable	35,939	15,170
Deferred tax assets	14,414	14,066
Total current assets	760,915	686,593
Property and equipment, net of accumulated depreciation ($137,766 at June 30, 2015 and $129,002 at March 31, 2015)	239,381	232,317
Goodwill	127,934	127,934
Other intangible assets, net of accumulated amortization ($39,254 at June 30, 2015 and $37,316 at March 31, 2015)	90,141	87,743
Deferred tax assets	15,391	15,017
Other assets	19,736	20,329
Total assets	$1,253,498	$1,169,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of mortgage payable	$43,394	$5,383
Trade accounts payable	227,850	85,714
Accrued payroll	19,654	27,300
Other accrued expenses	41,391	41,066
Income taxes payable	4,969	6,858
Value added tax payable	980	1,221
Total current liabilities	338,238	167,542

Long-term liabilities:
Mortgage payable	33,029	33,154
Income tax liability	5,436	5,087
Deferred rent obligations	15,997	15,663
Other long-term liabilities	12,870	11,475
Total long-term liabilities	67,332	65,379

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.01 par value; 125,000 shares authorized; shares issued and outstanding of 32,678 at June 30, 2015 and 33,292 at March 31, 2015	327	333
Additional paid-in capital	161,124	158,777
Retained earnings	705,642	798,370
Accumulated other comprehensive loss	(19,165)	(20,468)
Total stockholders’ equity	847,928	937,012
Total liabilities and stockholders' equity	$1,253,498	$1,169,933
See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended June 30,
	2015	2014
Net sales	$213,805	$211,469
Cost of sales	127,209	124,697
Gross profit	86,596	86,772
Selling, general and administrative expenses	150,304	137,254
Loss from operations	(63,708)	(50,482)
Other expense (income), net:
Interest income	(116)	(54)
Interest expense	1,035	438
Other, net	55	(96)
Total other expenses, net	974	288
Loss before income taxes	(64,682)	(50,770)
Income tax benefit	(17,355)	(13,708)
Net loss	(47,327)	(37,062)
Other comprehensive income (loss), net of tax:
Unrealized loss on foreign currency hedging	(1,463)	(260)
Foreign currency translation adjustment	2,766	476
Total other comprehensive income, net	1,303	216
Comprehensive loss	$(46,024)	$(36,846)

Net loss per share:
Basic	$(1.43)	$(1.07)
Diluted	$(1.43)	$(1.07)
Weighted-average common shares outstanding:
Basic	33,117	34,626
Diluted	33,117	34,626

 See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(47,327)	$(37,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	11,905	11,131
Change in fair value of contingent consideration	(1,152)	24
Provision for doubtful accounts, net	3,262	512
Deferred tax provision	169	—
Stock compensation	2,284	2,991
Other	122	2,508
Changes in operating assets and liabilities:
Trade accounts receivable	22,443	(25,004)
Inventories	(133,811)	(144,460)
Prepaid expenses and other current assets	(674)	(1,993)
Income tax receivable	(20,458)	(16,923)
Other assets	592	(1,382)
Trade accounts payable	142,136	141,117
Accrued expenses	(7,757)	1,812
Income taxes payable	(1,890)	1,019
Long-term liabilities	3,136	751
Net cash used in operating activities	(27,020)	(64,959)
Cash flows from investing activities:
Purchases of property and equipment	(18,755)	(18,734)
Acquisition of tangible and intangible assets	(4,700)	—
Net cash used in investing activities	(23,455)	(18,734)
Cash flows from financing activities:
Cash paid for shares withheld for taxes	(198)	(73)
Excess tax benefit from stock compensation	9	14
Cash paid for repurchases of common stock	(45,407)	—
Contingent consideration paid	—	(115)
Proceeds from issuance of short-term borrowings	38,000	—
Repayments of short-term borrowings	—	(3,458)
Repayment of mortgage principal	(119)	—
Net cash used in financing activities	(7,715)	(3,632)

Effect of exchange rates on cash	1,791	463
Net change in cash and cash equivalents	(56,399)	(86,862)
Cash and cash equivalents at beginning of period	225,143	245,088
Cash and cash equivalents at end of period	$168,744	$158,226

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)
(Continued)

	Three Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4,012	$2,267
Interest	$185	$290
Non-cash investing and financing activities:
Accruals for purchases of property and equipment	$1,217	$264
Accruals for asset retirement obligations	$154	$146
Accruals for shares withheld for taxes	$57	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)
(amounts in thousands, except share quantity and per share data)

(1) General

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years or other interim periods.  Deckers Outdoor Corporation (also referred to as the Company) is a global leader in designing, marketing and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high performance activities.  The Company’s business is seasonal, with the highest percentage of UGG® brand net sales occurring in the quarters ending September 30 and December 31 and the highest percentage of Teva® and Sanuk® brand net sales occurring in the quarters ending March 31 and June 30 of each year.  The other brands do not have a significant seasonal impact on the Company.

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

In April 2015, the Company acquired inventory and certain intangible assets, including the trade name related to the Koolaburra® brand, a line of casual comfort footwear using sheepskin and other plush materials. The purchase price of the acquisition was not material to the Company’s condensed consolidated financial statements.

Subsequent to June 30, 2015, the Company sold certain tangible and intangible assets including inventory and the trade name related to the MOZO® brand, a footwear brand crafted for culinary professionals. In connection with the sale, the Company had approximately $1,500 of inventory that represents assets held for sale as of June 30, 2015. The impact on the condensed consolidated financial statements is not material.

The Company sells its brands through quality domestic retailers and international distributors and retailers, as well as directly to end-user consumers through the Direct-to-Consumer reporting segment.  Independent third parties manufacture all of the Company's products.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto.  For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 1, 2015.

Change in Segment Reporting

During the first quarter of FY 2016, the Company changed its reportable segments to aggregate the previously separated E-Commerce and retail store operating segments into one Direct-to-Consumer (DTC) reporting segment. This change was driven by the Company’s Omni-Channel strategy for both sales channels to focus on a seamless and intertwined approach to serve our customers. Additionally, the Company changed its organizational structure to align with these Omni-Channel initiatives and aligned the information that our Chief Operating Decision Maker (CODM), the Chief Executive Officer, reviews for purposes of allocating resources and assessing performance. The E-Commerce and retail operating segments of the DTC reporting segment have similar financial performance, products and services, types or classes of customers, distribution characteristics, and sources of manufactured products. After the reorganization, the Company has five reportable segments including the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and other brands, and our DTC business. All prior period amounts have been adjusted retrospectively to reflect these operating segment changes. These changes had no impact on consolidated net sales or operating income. See Note 11, "Business Segments, Concentration of Business, Credit Risk and

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)
(amounts in thousands, except share quantity and per share data)

Significant Customers" and Item 2 of this Quarterly Report, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further disclosure and discussion.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with United States generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.  Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable.  Significant areas requiring the use of management estimates relate to inventory write-downs, accounts receivable allowances, returns liabilities, stock compensation, performance based compensation, impairment assessments, depreciation and amortization, income tax liabilities, uncertain tax positions and income tax receivable, fair value of financial instruments, and fair values of acquired intangibles, assets and liabilities, including estimated contingent consideration payments.  Actual results could differ materially from these estimates.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. On July 9, 2015, the FASB agreed to a one year deferral of the effective date of this ASU, as well as early application, which will be effective for the Company on April 1, 2017.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). At the June 18, 2015 Emerging Issues Task Force meeting, the SEC observer announced that the SEC would not object if debt issuance costs related to revolving debt arrangements continue to be presented as deferred charges. This ASU is effective for the Company on April 1, 2016, with early adoption permitted. The adoption of this ASU will not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Current US GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market, most commonly the current replacement cost. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2015-11 will have on its condensed consolidated financial statements and related disclosures, but believes it will not have a material impact.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)
(amounts in thousands, except share quantity and per share data)

(2) Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill	Other Intangible Assets, Net
Balance at March 31, 2015	$127,934	$87,743
Purchase of intangible assets	—	3,800
Amortization expense	—	(1,938)
Changes in foreign currency exchange rates	—	536
Balance at June 30, 2015	$127,934	$90,141

The Company’s goodwill by segment is as follows:

	June 30, 2015	March 31, 2015
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	7,889	7,889
Total	$127,934	$127,934
(3) Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses, income taxes receivable, other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable and value added taxes payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, other than contingent consideration, recalculated using current interest rates, would not significantly differ from the carrying values.  The fair value of the contingent consideration related to acquisitions and of the Company’s derivatives is measured and recorded at fair value on a recurring basis.  Changes in the fair value of contingent consideration resulting from either accretion or changes in discount rates or in the expectations of achieving the performance targets are recorded in selling, general and administrative (SG&A) expenses. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis.  For each plan year, on behalf of the Company, the Company’s Board of Directors (the Board) may, but is not required to, contribute any amount it desires to any participant under this program.  The Company’s contribution will be determined by the Board annually.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program.  The assets of the trust are reported in other assets on the Company’s condensed consolidated balance sheets.  Deferred compensation of $839 and $540 is included in other accrued expenses and $6,187 and $5,041 is included in other long-term liabilities in the condensed consolidated balance sheets at June 30, 2015 and March 31, 2015, respectively.

The inputs used in measuring fair value are prioritized into the following hierarchy:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)
(amounts in thousands, except share quantity and per share data)

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.
The following table summarizes the financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair value at June 30,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$7,026	$7,026	$—	$—
Nonqualified deferred compensation liability	$(7,026)	$(7,026)	$—	$—
Designated derivatives assets	$120	$—	$120	$—
Designated derivatives liability	$(2,909)	$—	$(2,909)	$—
Contingent consideration for acquisition of business	$(24,800)	$—	$—	$(24,800)

	Fair value at March 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$5,581	$5,581	$—	$—
Nonqualified deferred compensation liability	$(5,581)	$(5,581)	$—	$—
Designated derivatives liability	$(487)	$—	$(487)	$—
Contingent consideration for acquisition of business	$(26,000)	$—	$—	$(26,000)

The Level 2 inputs consist of forward spot rates at the end of the reporting period (see Note 8).

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.

Sanuk®

The estimated fair value of the contingent consideration attributable to our Sanuk® (Sanuk) brand acquisition is based on the Sanuk brand's estimated future gross profit in calendar year 2015, using a probability weighted average sales forecast to determine a best estimate of gross profit.  The estimated sales forecast includes a compound annual growth rate (CAGR) of 13.7% for the remainder of calendar year 2015.  The gross profit forecast for calendar year 2015 is approximately $60,000, which is then used to apply the contingent consideration percentage in accordance with the applicable agreement (see Note 6).  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  As of June 30, 2015, the Company had total contingent consideration for the acquisition of the Sanuk brand of approximately $23,300 included in other accrued expenses in the condensed consolidated balance sheets. The Company’s use of different estimates and assumptions could produce different estimates of the value of the contingent consideration.  For example, a 5.0% change in the estimated CAGR would change the total liability balance at June 30, 2015 by approximately $2,000.

Hoka One One®

In connection with the Company’s acquisition of the Hoka One One® (Hoka) brand, the purchase price includes contingent consideration with maximum payments of $2,000, which is based on the Hoka brand’s net sales for calendar years 2013 through 2017, of which approximately $500 has been paid. The Company estimates future net sales using a probability weighted average sales forecast to determine a best estimate.  Estimated future contingent consideration payments of approximately $1,500 are included in other accrued expenses in the condensed consolidated balance sheet as of June 30, 2015. The Company’s use of different estimates and assumptions is not expected to have a material impact on the value of the contingent consideration.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)
(amounts in thousands, except share quantity and per share data)

Refer to Note 6 for further information on the contingent consideration arrangements.

The following table presents a reconciliation of the Level 3 measurement (rounded):

Balance at March 31, 2015	$26,000
Change in fair value	(1,200)
Balance at June 30, 2015	$24,800

(4) Notes Payable and Long Term Debt

At June 30, 2015, the Company had outstanding borrowings of $38,000 under the Second Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100.  As a result, the unused balance under the Second Amended and Restated Credit Agreement was approximately $361,900 at June 30, 2015.  At June 30, 2015, the weighted average interest rate was 1.44%, which is 1.25% above the adjusted London Interbank Offered Rate (LIBOR) for 30 days of 0.19%. Subsequent to June 30, 2015, the Company borrowed $64,000, resulting in a total outstanding balance of $102,000 under the Second Amended and Restated Credit Agreement through August 10, 2015.

At June 30, 2015, the Company had approximately $4,900 of outstanding borrowings under the Amended China Credit Facility included in short-term borrowings in the condensed consolidated balance sheets. Interest is based on the People’s Bank of China rate, which was 4.85% at June 30, 2015. Subsequent to June 30, 2015, the Company repaid approximately $4,900, resulting in no outstanding borrowings under the Amended China Credit Facility through August 10, 2015.

(5) Income Taxes

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

The Company has ongoing income tax examinations in various state and foreign tax jurisdictions.  The Company recorded an additional accrual for uncertain tax positions of $357 during the three months ended June 30, 2015 compared to $3,566, net of federal tax benefit, during the fiscal year ended March 31, 2015. The accrual relates to tax positions taken in prior years that are open to examination.  In addition, accruals for interest and potential penalties of approximately $100 were recorded during the three months ended June 30, 2015. The Company records accruals relating to interest and potential penalties related to income tax matters in interest expense. It is reasonably possible that approximately $500 of uncertain tax positions will be settled within the next 12 months.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)
(amounts in thousands, except share quantity and per share data)

(6) Commitments and Contingencies

Contractual Obligations.  There were no material changes to the operating lease obligations or purchase obligations reported in our Annual Report on Form 10-K, other than those which occurred in the ordinary course of business.

Litigation. The Company is currently involved in various legal claims arising in the ordinary course of business.  Management does not believe that the disposition of these matters, whether individually or in the aggregate, will have a material effect on the Company’s financial position or results of operations.

Contingent Consideration.  In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of June 30, 2015, the remaining contingent consideration payment, which has no maximum, is 40.0% of the Sanuk brand gross profit in calendar year 2015 and is to be paid within 60 days after December 31, 2015. As of June 30, 2015 and March 31, 2015, the Company had total contingent consideration for the acquisition of the Sanuk brand of approximately $23,300 and $24,200, respectively, all of which is included in other accrued expenses in the condensed consolidated balance sheets.  Refer to Note 3 for further information on the contingent consideration amounts.

In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000, which is based on the Hoka brand's net sales for calendar years 2013 through 2017, of which approximately $500 has been paid.  As of June 30, 2015 and March 31, 2015, contingent consideration for the acquisition of the Hoka brand of approximately $1,500 is included in other accrued expenses in the condensed consolidated balance sheets.  Refer to Note 3 for further information on the contingent consideration amounts.

Future Capital Commitments. As of June 30, 2015, the Company had approximately $6,000 of material commitments for future capital expenditures primarily related to tenant improvements for retail store space in China and Japan and equipment costs for the new distribution center in Moreno Valley.

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
(7) Stockholders’ Equity

In May 2006, the Company adopted the 2006 Equity Incentive Plan (2006 Plan), which was amended May 9, 2007.  The primary purpose of the 2006 Plan is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success.  The 2006 Plan provides for 6,000,000 shares of the Company’s common stock that are reserved for issuance to employees, directors, or consultants.  The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 4,500,000.  Pursuant to the Deferred Stock Unit Compensation Plan, a sub plan under the 2006 Plan, a participant may elect to defer settlement of their outstanding unvested awards until such time as elected by the participant.

The Company has elected to grant nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the employee recipients to receive shares of common stock in the Company upon vesting of the NSUs.  The vesting of most NSUs is subject to achievement of certain performance targets, with the remaining NSUs subject only to time restrictions.  During the three months ended June 30, 2015, the Company granted approximately 183,000 performance-based NSUs, as well as approximately 5,000 time-based NSUs, all at a weighted-average grant date fair value of $74.23 per share under the 2006 Plan. The performance-

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)
(amounts in thousands, except share quantity and per share data)

based NSUs will vest in equal one-third installments at the end of each of the three years after the performance goal has been achieved, and the time-based NSUs will vest in equal annual installments over a three year period. The vesting schedule for these awards was established to encourage officers and key employees to remain with the Company for the long-term. As of June 30, 2015, future unrecognized compensation cost for these NSUs, excluding estimated forfeitures, was approximately $13,900. As of June 30, 2015, the Company believed that the achievement of at least the threshold performance objective of the performance-based NSU awards was probable, and therefore recognized compensation expense accordingly for these awards.

On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

In January 2015, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. Under this program, during the three months ended June 30, 2015 the Company repurchased approximately 625,000 shares, for approximately $45,400, or an average price of $72.69. Through June 30, 2015, the Company had repurchased approximately 1,002,000 shares under this program, for approximately $73,300, or an average price of $73.21 per share, leaving the remaining approved amount at approximately $126,700. Between July 1, 2015 and August 7, 2015, the Company repurchased approximately 57,000 shares under the stock repurchase program approved in January 2015 for approximately $4,000, or an average price of $69.61 per share, leaving the remaining approved amount at approximately $122,700.

The following is a reconciliation of the Company’s retained earnings:

Retained Earnings
Balance at March 31, 2015	$798,370
Net loss	(47,327)
Repurchase of common stock	(45,401)
Balance at June 30, 2015	$705,642

(8) Foreign Currency Exchange Contracts and Hedging

As of June 30, 2015, the Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $77,000, held by five counterparties, and are expected to mature over the next 9 months. At March 31, 2015, the Company had foreign currency forward contracts designated as cash-flow hedges with notional amounts totaling approximately $46,000, held by four counterparties. During the three months ended June 30, 2015, the Company entered into, and settled, non-designated derivative contracts with total notional amounts of approximately $42,000.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives. During the three months ended June 30, 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2015. The effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2015, the total amount in accumulated other comprehensive loss (see Note 9) was expected to be reclassified into income within the next 12 months.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)
(amounts in thousands, except share quantity and per share data)

The following table summarizes the effect of foreign exchange contracts designated as cash flow hedging relationships:

	Three Months Ended June 30,
	2015	2014
Derivatives in designated cash flow hedging relationships	Foreign exchange contracts	Foreign exchange contracts
Amount of loss recognized in OCI on derivative (effective portion)	$(2,353)	$(823)
Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Net Sales	Net Sales
Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	$—	$(13)
Location of amount excluded from effectiveness testing	SG&A expenses	SG&A expenses
Amount of gain (loss) excluded from effectiveness testing	$52	$(35)

The following table summarizes the effect of foreign exchange contracts not designated as hedging instruments:

	Three Months Ended June 30,
	2015	2014
Derivatives not designated as hedging instruments	Foreign exchange contracts	Foreign exchange contracts
Location of gain (loss) recognized in income on derivatives	SG&A expenses	SG&A expenses
Amount of gain (loss) recognized in income on derivatives	$865	$(81)

Subsequent to June 30, 2015, the Company entered into non-designated derivative contracts with notional amounts totaling approximately $71,000, held by six counterparties, and are expected to mature over the next 4 months.

(9) Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	June 30, 2015	March 31, 2015
Unrealized loss on foreign currency hedging, net of tax	$(1,772)	$(309)
Cumulative foreign currency translation adjustment, net of tax	(17,393)	(20,159)
Accumulated other comprehensive loss	$(19,165)	$(20,468)

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)
(amounts in thousands, except share quantity and per share data)

(10) Net Loss per Share

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

	Three Months Ended June 30,
	2015	2014
Weighted-average shares used in basic computation	33,117,000	34,626,000
Dilutive effect of stock-based awards*	—	—
Weighted-average shares used for diluted computation	33,117,000	34,626,000

*Excluded NSUs	487,000	377,000
*Excluded restricted stock units (RSUs)	487,000	729,000
*Excluded outside director restricted stock awards (RSAs)	8,000	7,000
*Excluded stock appreciation rights (SARs)	700,000	730,000

*For the three months ended June 30, 2015 and 2014, the Company excluded all NSUs, RSUs, RSAs and SARs from the diluted net loss per share computation because they were antidilutive due to the net loss during the period.

(11) Business Segments, Concentration of Business, Credit Risk and Significant Customers

The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and other brands, and its Direct-to-Consumer (DTC) business.  The Company’s other brands include Ahnu®, Hoka One One® (Hoka), Koolaburra®, MOZO®, and TSUBO®.  The income (loss) from operations for each of the segments includes only those costs that are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment.  The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others. See Note 1 “General” and Item 2 of this Quarterly Report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further disclosure and discussion of the change in segment reporting and the recent strategic initiatives related to the MOZO and TSUBO brands.

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)
(amounts in thousands, except share quantity and per share data)

Business segment information is summarized as follows:

	Three Months Ended June 30,
	2015	2014
Net sales to external customers:
UGG wholesale	$66,422	$74,193
Teva wholesale	37,066	35,665
Sanuk wholesale	28,513	32,329
Other brands wholesale	21,385	11,825
Direct-to-Consumer	60,419	57,457
	$213,805	$211,469
Income (loss) from operations:
UGG wholesale	$(3,380)	$2,693
Teva wholesale	5,874	4,782
Sanuk wholesale	5,348	6,905
Other brands wholesale	(4,000)	(4,011)
Direct-to-Consumer	(15,205)	(15,042)
Unallocated overhead costs	(52,345)	(45,809)
	$(63,708)	$(50,482)

Inter-segment sales from the Company’s wholesale segments to the Company’s DTC segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.  Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to the DTC segment.

Business segment asset information is summarized as follows:

	June 30, 2015	March 31, 2015
Total assets for reportable segments:
UGG wholesale	$334,392	$194,720
Teva wholesale	63,805	77,423
Sanuk wholesale	208,035	224,974
Other brands wholesale	59,098	53,634
Direct-to-Consumer	141,877	147,423
	$807,207	$698,174

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
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

	June 30, 2015	March 31, 2015
Total assets for reportable segments	$807,207	$698,174
Unallocated cash and cash equivalents	168,744	225,143
Unallocated deferred tax assets	29,805	29,083
Other unallocated corporate assets	247,742	217,533
Consolidated total assets	$1,253,498	$1,169,933

The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	June 30, 2015	March 31, 2015
US	$205,721	$196,513
All other countries*	33,660	35,804
Total	$239,381	$232,317

*No other country’s long-lived assets comprised more than 10% of total long-lived assets as of June 30, 2015 and March 31, 2015.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions.  International sales were 37.1% and 37.5% of the Company’s total net sales for the three months ended June 30, 2015 and 2014, respectively.  For the three months ended June 30, 2015 and 2014, no single foreign country comprised more than 10% of total net sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of net sales for either the three months ended June 30, 2015 or 2014.  As of June 30, 2015 and March 31, 2015, the Company had one customer representing 13.2% and 11.8% of net trade accounts receivable, respectively. As of June 30, 2015 and March 31, 2015, the Company had a second customer representing 10.6% and 11.0% of net trade accounts receivable, respectively.

The Company’s production is concentrated at a limited number of independent contractor factories in Asia.  Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom (UK). The Company began using a new raw material, UGGpureTM, wool woven into a durable backing, in some of its UGG products in 2013 and which the Company currently purchases from one supplier. The other materials used by the Company in production are sourced primarily in Asia. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.  The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company’s control.  Further, the price of sheepskin is impacted by demand, industry, and competitors.

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts with third-party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation insurance limits.  While the Company

DECKERS OUTDOOR CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
(Unaudited)
(amounts in thousands, except share quantity and per share data)

regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  As of June 30, 2015, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third-party investment management institutions.  These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets.  As of June 30, 2015, the Company had experienced no loss or lack of access to cash in its invested cash and cash equivalents.  The Company’s cash and cash equivalents are as follows:

	June 30, 2015	March 31, 2015
Money market fund accounts	$110,895	$127,900
Cash	57,849	97,243
Total cash and cash equivalents	$168,744	$225,143

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) and the information and documents incorporated by reference in this Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position and market opportunities. We have attempted to identify forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should," "will," or "would," and similar expressions or the negative of these expressions. Specifically, this Quarterly Report and the information and documents incorporated by reference in this Quarterly Report contain forward-looking statements relating to, among other things:

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channel, and geographic mix;

•	the success of new products, brands, and growth initiatives;

•	the impact of seasonality on our operations;

•	expectations regarding our net sales and earnings growth and other financial metrics;

•	our development of worldwide distribution channels;

•	trends affecting our financial condition, results of operations, or cash flows;

•	our expectations for expansion of our Direct-to-Consumer capabilities;

•	information security and privacy of customer, employee or company information;

•	overall global economic trends;

•	reliability of overseas factory production and storage; and

•	the availability and cost of raw materials.
Forward-looking statements represent our management's current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission (SEC). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Quarterly Report, together with our Annual Report on Form 10-K, for the fiscal year ended March 31, 2015 filed with the SEC on June 1, 2015 and the information and documents incorporated by reference therein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements, or to update the reasons actual results could differ materially from those expressed or implied by these forward-looking statements, whether to conform such statements to actual results or changes in our expectations, or as a result of the availability of new information.

We qualify all of our forward-looking statements by these cautionary statements.

References to “the Company,” “our,” “us,” “we,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.  Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and selling prices.  The following discussion of our financial condition and results of operations should be read together with our accompanying condensed consolidated financial statements and the accompanying notes to those statements included in Part I, Item 1 of this Quarterly Report.

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

In addition to our primary brands, our other brands include Ahnu®, a line of performance outdoor and yoga footwear; Hoka One One® (Hoka), a line of footwear for all capacities of runner designed with a unique performance midsole geometry, oversized midsole volume and active foot frame; Koolaburra®, a line of casual comfort footwear using sheepskin and other plush materials.

Subsequent to June 30, 2015, we sold certain tangible and intangible assets including inventory and the trade name related to the MOZO® brand, a line of footwear crafted for culinary professionals that redefines the industry dress code. In connection with the sale, we had approximately $1,500 of inventory that represents assets held for sale as of June 30, 2015. We continue to pursue strategic alternatives for the TSUBO® brand, a line of mid and high-end dress and dress casual comfort footwear that incorporates style and function with maximum comfort. The impact of these events on the condensed consolidated financial statements is not material.

We sell our brands through quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our Direct-to-Consumer (DTC) business. Independent third parties manufacture all of our products.

In the first quarter of fiscal 2016, we changed our reportable segments to aggregate the previously separated retail stores and E-Commerce operating segments into one DTC reporting segment. This structure is used by the Chief Operating Decision Maker, our Chief Executive Officer, for management reporting and evaluation of the sales and operating income of the DTC reporting segment. The retail and E-Commerce operating segments of the DTC reporting segment have similar financial performance, products and services, types or classes of customers, distribution characteristics, and sources of manufactured products. Additionally, our Omni-Channel initiatives have intertwined the in-store experience with the on-line experience. Prior year amounts have been aggregated to conform to the current year presentation.

As a result of the new segment reporting, we will report comparable DTC sales on a constant currency basis for combined retail stores and E-Commerce businesses that were open in both the current year and prior year reporting periods. As indicated above, these channels are utilized by us and our customers in tandem to serve our customers’ needs. There may be variations in the way in which some of our competitors and other apparel retailers calculate comparable sales. As a result, data herein regarding our comparable sales may not be comparable to similar data made available by our competitors or other retailers.

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

•
Consumers are following a trend of buy now, wear now. This trend entails the consumer waiting to purchase shoes until they will actually wear them, contrasted with a tendency in the past to purchase shoes they did not plan to wear until later.

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

We have experienced significant cost fluctuations, primarily over the past several years, most notably with respect to sheepskin. We attempt to cover the full amount of our sheepskin purchases under fixed price contracts. We continually strive to contain our material costs through increasing the mix of non-sheepskin products, exploring new footwear materials and new production technologies, and utilizing lower cost production. Also, refer to Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk" for further discussion of our commodity price risk.

Below is an overview of the various components of our business, including some key factors that affect each business and some of our strategies for growing each business.

UGG Brand Overview

The UGG brand is one of the most iconic and recognized brands in the global footwear industry and highlights our successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world the UGG brand has proven to be a highly resilient line of premium footwear, with expanded product offerings and a growing global audience that attracts women, men and children. UGG brand footwear continually earns media exposure from numerous outlets both organically and from strategic public relations efforts, including an increasing amount of exposure internationally. The UGG brand has invested in creating holistic, impactful integrated campaigns across paid, earned and owned media channels, including mobile, digital, social, out-of-home (OOH) and print, which are globally scalable, contributing to broader public awareness of the brand and its products.

We believe the increased global media focus and demand for UGG products has been driven by the following:

•	High consumer brand loyalty, due to over 36 years of delivering quality and luxuriously comfortable UGG footwear;

•	Continued exploration of opportunities in new product categories and styles, including those beyond footwear such as loungewear, handbags, cold-weather accessories and a new home offering;

•	A more robust footwear offering, including transitional products that bridge the seasons between spring and fall;

•	Expanded slipper category showing incremental growth with added styles for women, men and children;

•
Growing DTC platform and enhanced Omni-Channel capabilities that enable us to increasingly engage existing and prospective consumers in a more connected environment to introduce our evolving product lines;

•	Product customization with our UGG by You program allows for deeper connection with brand and products;

•	Focus on mobile consumers with responsive website design, providing shoppers access to the brand from their mobile device;

•	Year-round holistic paid advertising approach for women, men and children in targeted digital, high-end print, OOH and across multiple social media platforms;

•	Holiday and winter focused advertising campaign to drive important seasonal sales;

•	Continued creation of targeted UGG for Men campaigns;

•
Targeted DTC marketing to existing and prospective consumers through integrated outreach including email blasts, interactive site design and search engine optimization based content, continued partnership with high-end retailers such as Nordstrom, Dillard's and Bloomingdales, and continued expansion of worldwide retail through new UGG stores;

•	Expanded product assortments from existing accounts;

•	Adoption by high-profile celebrities as a favored footwear brand;

•	Continued media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to; and

•	Increased exposure to the brand driven by our concept stores that showcase all of our product offerings.

We believe the luxurious comfort of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our key strategies include presenting UGG as a year-round global, premium lifestyle brand with a broad product line suitable for wear in a variety of climates and occasions and limiting retail distribution. As part of this strategic approach, we have increased our product offerings, including a growing transitional collection and spring line, an expanded men’s line, a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as home, handbags, cold weather accessories, and apparel products. We have also recently expanded our marketing and promotional efforts, which we believe has contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification will also help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.

Teva Brand Overview

For over 30 years Teva has fueled the expression of freedom through the adventure lifestyle around the globe. Teva pioneered the sport sandal category in 1984. We believe that Teva’s Originals Collection is a key platform in driving market penetration for the brand. The Originals Collection honors the heritage of Teva by revamping the styles the brand was founded on by blending their original simplicity with modern sophistication. In the US, our focus will be to bolster our leadership position in sandals and grow our market share through casual lifestyle category extensions. Globally, we seek to establish the Originals Collection as a catalyst for the Teva brand's success across warm-weather climates.

Within the US, we expect that Teva will grow its position as a market leader within the sport sandal and casual lifestyle categories. Growth opportunities within our current core channels of distribution - outdoor specialty, sporting goods, and family footwear retail chains - will be pursued through deepening penetration with evolved and expanded product offerings. Teva plans to support its channel expansion beyond present distribution with focused investments in targeted, solution-driven marketing programs in order to attract new lifestyle consumers to the brand. However, we cannot assure investors that these efforts will be successful.

Sanuk Brand Overview

The Sanuk brand was founded 17 years ago, and from its origins in the Southern California surf culture, has grown into a global brand with an expanding fan base and growing presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions combined with its fun and funky branding has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga MatTM sandal collection and the patented SIDEWALK SURFERS®.  We believe that the Sanuk brand provides substantial growth opportunities, especially within the casual sneaker markets, supporting our strategic initiatives spanning new product launches, Omni-Channel development and global expansion.  However, we cannot assure investors that our efforts to grow the brand will be successful.

Other Brands Overview

Our other brands consist primarily of Ahnu, Hoka, and Koolaburra. Our other brands are sold through most of our distribution channels, primarily through wholesale channels.

Ahnu is an authentic performance footwear brand designed for people who appreciate trails, yoga mats, and hybrid fitness workouts.  Ahnu's products feature innovative trail and city hikers, on-the-mat performance yoga footwear, and fitness footwear for high-impact hybrid workouts.  Ahnu’s go-anywhere perspective infuses a fashionable aesthetic to bring fresh and innovative designs to the active lifestyle consumer.

The Hoka brand focuses on designing shoes with a unique performance midsole geometry, oversized midsole volume and an active foot frame. We believe runners from around the world are experiencing the benefits of Hoka brand products. These shoes are used by marathon runners, and even ultra-marathon runners as well as every day runners to enjoy running.

In April 2015, we acquired substantially all the assets related to the Koolaburra brand, a line of casual comfort footwear using sheepskin and other plush materials.

We believe there is significant consumer demand for footwear using sheepskin and other plush materials at price points below those of the UGG brand. We intend to position Koolaburra as a high-quality, fashionable and affordable alternative to UGG and to distribute Koolaburra primarily through channels which do not offer the UGG brand. However, we cannot assure investors that these efforts will be successful.

With respect to Ahnu, Hoka and Koolaburra, we expect to leverage our design, marketing, and distribution capabilities. Nevertheless, we cannot assure investors that our efforts to grow these brands will be successful. Although amounts are not material, the operating results discussed in this Quarterly Report also include sales of MOZO and TSUBO products.

Direct-to-Consumer Overview

Our DTC business is comprised of our retail store and E-Commerce businesses. Through our integrated Omni-Channel strategy, we believe that consumers interact with both our brick and mortar stores and websites before making a purchase decision.  Customers might touch or try-on products in our retail stores and order online or conversely they may research products online, view inventory availability by store location and make a purchase in store.  As a result, we believe that our stores and websites are interconnected in a way that causes us to view them on a combined basis. The E-Commerce business provides us an opportunity to communicate to the consumer with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics and drives consumers to our retail stores. A number of our stores allow the consumer to buy through our E-Commerce channel using internet capable devices in our stores. Our retail stores are predominantly UGG concept stores and UGG outlet stores. In 2013, we expanded our retail reach and began opening Sanuk stores. Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line products, and products made specifically for the outlet stores.

As of June 30, 2015, we had a total of 142 retail stores worldwide. These stores are company-owned and operated. During the remainder of fiscal year 2016, we plan to open additional retail stores worldwide.

As of June 30, 2015, we have converted a total of seven of our retail stores in China to partner retail stores.  Subsequent to June 30, 2015, we converted three of our retail stores in China to partner retail stores. Upon conversion, these stores became wholly-owned and operated by local, third-party companies within China. These conversions included the assignment of the lease and the sale of both our on-hand inventory and store leasehold improvements to the operator.  As of the date of conversion, sales made to the partner retail stores are included in our UGG brand wholesale segment and not included in our DTC segment.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30 and December 31 and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31 and June 30 of each year.  Our other brands are not significantly impacted by the season.

The following table summarizes our quarterly net sales and (loss) income from operations:

	FY 2016
	Quarter Ended June 30, 2015	Quarter Ending September 30, 2015	Quarter Ending December 31, 2015	Quarter Ending March 31, 2016
Net sales	$213,805
Loss from operations	$(63,708)

	FY 2015
	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014	Quarter Ended March 31, 2015
Net sales	$211,469	$480,273	$784,678	$340,637
Income (loss) from operations	$(50,482)	$59,583	$214,581	$737

With the large growth in the UGG brand over the past several years, net sales in the quarters ending September 30 and December 31 have exceeded net sales in the quarters ending March 31 and June 30.  We currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part II, Item 1A, "Risk Factors" in this Quarterly Report for a further discussion of these risks and uncertainties.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2015		2014		Change
	Amount	%	Amount	%	Amount	%
Net sales	$213,805	100.0%	$211,469	100.0%	$2,336	1.1%
Cost of sales	127,209	59.5	124,697	59.0	2,512	2.0
Gross profit	86,596	40.5	86,772	41.0	(176)	(0.2)
Selling, general and administrative expenses	150,304	70.3	137,254	64.9	13,050	9.5
Loss from operations	(63,708)	(29.8)	(50,482)	(23.9)	(13,226)	(26.2)
Other expenses, net	974	0.4	288	0.1	686	238.2
Loss before income taxes	(64,682)	(30.2)	(50,770)	(24.0)	(13,912)	(27.4)
Income tax benefit	(17,355)	(8.1)	(13,708)	(6.5)	(3,647)	(26.6)
Net loss	$(47,327)	(22.1)%	$(37,062)	(17.5)%	$(10,265)	(27.7)%

Overview.  Overall net sales increased primarily due to an increase in other brands wholesale, DTC and Teva brand wholesale segments, partially offset by a decrease in UGG and Sanuk brands wholesale sales. The loss from operations resulted primarily from higher selling, general and administrative expenses.

Net Sales.  The following tables summarize net sales by location and net sales by brand, and distribution channel:

	Three Months Ended June 30,
			Change
	2015	2014	Amount	%
Net sales by location:
US	$134,474	$132,252	$2,222	1.7%
International	79,331	79,217	114	0.1
Total	$213,805	$211,469	$2,336	1.1%
Net sales by brand and channel:
UGG:
Wholesale	$66,422	$74,193	$(7,771)	(10.5)%
Direct-to-Consumer	48,073	49,148	(1,075)	(2.2)
Total	114,495	123,341	(8,846)	(7.2)
Teva:
Wholesale	37,066	35,665	1,401	3.9
Direct-to-Consumer	4,869	3,594	1,275	35.5
Total	41,935	39,259	2,676	6.8
Sanuk:
Wholesale	28,513	32,329	(3,816)	(11.8)
Direct-to-Consumer	4,942	3,651	1,291	35.4
Total	33,455	35,980	(2,525)	(7.0)
Other brands:
Wholesale	21,385	11,825	9,560	80.8
Direct-to-Consumer	2,535	1,064	1,471	138.3
Total	23,920	12,889	11,031	85.6
Total	$213,805	$211,469	$2,336	1.1%

Direct-to-Consumer	$60,419	$57,457	$2,962	5.2%

In order to provide a framework for assessing how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations, throughout this Quarterly Report we provide certain financial information on a “constant currency basis,” which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. However, constant currency measures should not be considered in isolation or as an alternative to US dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with US generally accepted accounting principles.

The increase in overall net sales was due to an increase in other brands wholesale, DTC and Teva brand wholesale segments, partially offset by a decrease in UGG and Sanuk brands wholesale sales. The largest impact on overall net sales was the increase in other brands total sales, primarily the Hoka brand. On a constant currency basis, net sales increased 4.5% to approximately $221,000. We experienced a decrease in the number of pairs sold in the Sanuk, UGG and Teva brands wholesale segments, partially offset by an increase in the number of pairs sold in the other brands wholesale and DTC segments.  This resulted in a decrease in the overall volume of footwear sold for all brands of 1.7% to approximately 5.8 million pairs sold for the three months ended June 30, 2015 from approximately 5.9 million pairs for the three months ended June 30, 2014.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in the volume of pairs sold as well as the negative impact of foreign currency exchange rate fluctuations, partially offset by an increase in weighted average selling price per pair. The increase in average selling price was primarily due to a shift in sales from the distributor to the wholesale channel. For UGG wholesale net sales, the decrease in the volume of pairs sold had an impact of approximately $7,000, offset in part by an increase in average selling price of approximately $1,000. On a constant currency basis, wholesale sales of our UGG brand decreased 7.8% to approximately $68,000.

Wholesale net sales of our Teva brand increased primarily due to an increase in the weighted-average wholesale selling price per pair.  The increase in average selling price was primarily due to a shift in product mix and a decreased impact from closeout sales. For Teva brand wholesale net sales, the increase in average selling price had an impact of approximately $1,000. On a constant currency basis, wholesale net sales of Teva increased 8.7%.

Wholesale net sales of our Sanuk brand on a reported and constant currency basis decreased primarily due to a decrease in the volume of pairs sold. For Sanuk wholesale net sales, the decrease in the volume of pairs sold had an impact of approximately $3,000.

The increase in other brands net sales related primarily to the net sales of the Hoka brand due to an increase in the volume of pairs sold, partially offset by a decrease in the average selling price. For Hoka brand wholesale net sales, the increase in volume of pairs sold had an impact of approximately $10,000, offset in part by the decrease in average selling price of approximately $1,000, reflecting a shift in product mix.
Net sales of our DTC segment increased primarily due to an increase in net sales of our E-Commerce business of approximately $4,000, partially offset by a decrease in net sales of our retail store business of approximately $1,000.  The increase in total DTC net sales was primarily the result of an increase in the number of pairs sold, partially offset by a decrease in the weighted-average selling price per pair. The decrease in the average selling price was primarily due to a shift in product mix and increased sales discounts. Comparable DTC sales on a constant currency basis for the thirteen weeks ended June 28, 2015 were comparable to the same period in 2014.  On a constant currency basis, total DTC net sales increased by 10.5% to approximately $63,000.

International sales, which are included in the segment sales above, for all of our products combined, increased by 0.1% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in international sales was primarily due to increases of approximately $2,000 for Teva brand and $2,000 for other brands products, largely offset by decreases of approximately $2,500 and $1,500 in UGG and Sanuk brands, respectively. On a constant currency basis, international sales increased by 9.1% to approximately $86,000. International sales as a percentage of worldwide net sales was relatively comparable at 37.1% compared to 37.5% for the three months ended June 30, 2015 and 2014, respectively.

Foreign loss before income taxes was $17,782 and $22,468 and worldwide loss before income taxes was $64,682 and $50,770 for the three months ended June 30, 2015 and 2014, respectively. Foreign loss before income taxes represented 27.5% and 44.3% of worldwide loss before income taxes for the three months ended June 30, 2015 and 2014, respectively. The decrease in foreign loss before income taxes as a percentage of worldwide loss before income taxes was primarily due to increased compensation earned by our foreign-based global product sourcing organization as a result of a strategic supply chain reorganization completed during the year ended March 31, 2015, partially offset by an increase in foreign operating expenses of approximately $2,000. The increase in foreign operating expenses was primarily related to marketing and international labor expenses.

We expect that our foreign income before income taxes will continue to fluctuate from year to year based on several factors, including our expansion initiatives. In addition, we believe that the continued evolution and geographic scope of the UGG brand, our continuing strategy of enhancing product diversification, and our expected growth in our international DTC business, will result in increases in foreign income before income taxes as a percentage of worldwide income before income taxes in future years.

Gross Profit.  Gross margin was 40.5% in the first quarter compared to 41.0% for the same period last year. The decline in gross margin was driven by an approximately 200 basis point impact from foreign currency exchange rate fluctuations caused by the strengthening of the US dollar compared to the same period last year. This decline was partially offset by a higher proportion of DTC sales.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•	increased expenses of approximately $4,000 for marketing and promotions, largely related to the Hoka and UGG brands;

•	increased US distribution center costs of approximately $3,000, largely driven by beginning operations at our new distribution center in Moreno Valley;

•	increased DTC costs of approximately $3,000, largely related to new retail stores opened subsequent to June 30, 2014; and

•	an increase in our accounts receivable allowances of approximately $3,000, reflecting our ongoing assessments of credit risks.
Income (loss) from Operations.  Refer to Note 11 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.  The following table summarizes operating income (loss) by segment:

	Three Months Ended June 30,
			Change
	2015	2014	Amount	%
UGG wholesale	$(3,380)	$2,693	$(6,073)	(225.5)%
Teva wholesale	5,874	4,782	1,092	22.8
Sanuk wholesale	5,348	6,905	(1,557)	(22.5)
Other brands wholesale	(4,000)	(4,011)	11	0.3
Direct-to-Consumer	(15,205)	(15,042)	(163)	(1.1)
Unallocated overhead costs	(52,345)	(45,809)	(6,536)	(14.3)
Total	$(63,708)	$(50,482)	$(13,226)	(26.2)%

The increase in loss from operations resulted from higher SG&A expenses.  On a constant currency basis, loss from operations increased by 23.5% to approximately $62,000.

UGG brand wholesale had a loss from operations for the three months ended June 30, 2015 compared to income from operations for the three months ended June 30, 2014. This change was primarily the result of an increase in operating expenses of approximately $4,000 as well as a decrease in net sales and the negative impact of foreign currency exchange rate fluctuations. The increase in operating expenses was primarily due to marketing and promotions expenses and increased allowances for credit risks.

The increase in income from operations of Teva brand wholesale was primarily the result of a 2.7 percentage point increase in gross margin. The increase in gross margin was primarily due to a decreased impact from closeout sales.

The decrease in income from operations of Sanuk brand wholesale was primarily due to a decrease in net sales. The positive impact of a decrease in operating expenses was offset by a decrease in gross margins.

Loss from operations of our other brands wholesale was comparable to the prior year period.

Loss from operations of our DTC business was comparable to the prior year period. The increase in E-Commerce net sales had a positive impact on DTC operating results of approximately $2,000. This was offset by an increase in retail operating expenses of approximately $2,000, largely related to our new store openings.

The increase in unallocated overhead costs was primarily due to increased US distribution center costs of approximately $3,000 and the negative impact of foreign currency exchange rate fluctuations of approximately $2,000.

Other Expense, Net.  The increase in total other expense, net was primarily due to an increase in interest expense.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax benefit and effective income tax rates were as follows:

	Three Months Ended June 30,
	2015	2014
Income tax benefit	$(17,355)	$(13,708)
Effective income tax rate	26.8%	27.0%

The decrease in the effective tax rate was primarily due to a change in the jurisdictional mix of expected annual pre-tax income.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of June 30, 2015, we had approximately $127,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We anticipate our effective tax rate for the fiscal year ending March 31, 2016 to be approximately 27.0%.

Net Loss.  Our net loss increased as a result of the items discussed above. Our loss per share increased primarily due to the increase in net loss as well as a reduction in the weighted-average common shares outstanding. The overall reduction in the weighted-average common shares outstanding was primarily the result of our share repurchases made during the twelve months ended June 30, 2015. Refer to Note 7 of our accompanying condensed consolidated financial statements and Cash from Financing Activities below for further discussion and disclosure of share repurchases.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and, as needed, the credit available under our credit agreement.  In an economic recession or under other adverse economic conditions, our cash generated from operations may decline, and we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, or renew or access our existing credit.  These factors may impact our working capital reserves and have a material adverse effect on our business.

Our cash flow cycle includes the purchase of or deposits for raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables.  As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables.  The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30 and September 30 to support sales for the UGG brand’s major selling seasons, which historically occur during the quarters ending September 30 and December 31; whereas, the Teva and Sanuk brands build inventory levels in the quarters ending December 31 and March 31 in anticipation of the spring selling season, which occurs during the quarters ending March 31 and June 30.  Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year.  The cash required to fund these working capital fluctuations has been provided using our internal cash flows and short-term borrowings.  We borrow funds under our credit agreement as needed.

The following table summarizes our cash flows:

	Three Months Ended June 30,
			Change
	2015	2014	Amount	%
Net cash used in operating activities	$(27,020)	$(64,959)	$37,939	58.4%
Net cash used in investing activities	$(23,455)	$(18,734)	$(4,721)	(25.2)%
Net cash used in financing activities	$(7,715)	$(3,632)	$(4,083)	(112.4)%

Cash from Operating Activities.  Net cash used in operating activities for the three months ended June 30, 2015 resulted primarily from a net loss and an increase in inventories and income taxes receivable. The increase in inventory was primarily related to efforts to manage inventory levels relative to expected future sales and the timing of our inventory purchases and payments. The increase in income tax receivable was primarily related to a credit for the quarter net loss. These increases in cash used in operating activities were partially offset by an increase in trade accounts payable and a decrease in trade accounts receivable. The increase in trade accounts payable was primarily due to the timing of inventory purchases and payments. The decrease in trade accounts receivable was primarily related to increased cash collections in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  Net working capital decreased as of June 30, 2015 from March 31, 2015, primarily as a result of higher trade accounts payable, lower cash and cash equivalents and higher short-term borrowings, partially offset by higher inventories. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

Net cash used in operating activities for the three months ended June 30, 2014 resulted primarily from a net loss and an increase in inventories and trade accounts receivable. The increase in inventory was primarily related to expected future sales and the timing of our inventory purchases and payments. The change in trade accounts receivable was primarily related to increased wholesale sales in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  This increase in cash used in operating activities was partially offset by an increase in trade accounts payable, primarily due to the timing of inventory purchases and payments.

Wholesale accounts receivable turnover was relatively unchanged at 7.1 times in the twelve months ended June 30, 2015 compared to 7.3 times for twelve months ended June 30, 2014. Inventory turnover was relatively unchanged at 2.8 times in the twelve months ended June 30, 2015 compared to 2.7 times in the twelve months ended June 30, 2014.

Cash from Investing Activities.  Net cash used in investing activities for the three months ended June 30, 2015 resulted from the purchases of property and equipment and our acquisition of the Koolaburra brand. The capital expenditures were primarily related to infrastructure improvements to support our Omni-Channel transformation and international expansion, the build out of our new retail stores and distribution center, and purchases of computer hardware and software. For the three months ended June 30, 2014, net cash used in investing activities resulted from the purchases of property and equipment. The capital expenditures were primarily related to purchases of computer hardware and software, the build out of retail stores, and infrastructure improvements to support our Omni-Channel transformation and international expansion.

As of June 30, 2015, we had approximately $6,000 of material commitments for future capital expenditures primarily related to tenant improvements for retail store space in China and Japan and equipment costs for the new distribution center in Moreno Valley. We estimate that the remaining capital expenditures for fiscal year 2016, including the aforementioned commitments will range from approximately $51,000 to $56,000. We anticipate these expenditures will primarily include information technology and related infrastructure improvements to support our Omni-Channel transformation and international expansion, the build out of our DTC business, and equipment costs of our new distribution center. The actual amount of capital expenditures may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the three months ended June 30, 2015, net cash used in financing activities was comprised primarily of cash paid for repurchases of common stock, largely offset by short-term borrowings provided by our lines of credit. For the three months ended June 30, 2014, net cash used in financing activities was comprised primarily of repayments of short-term borrowings as well as contingent consideration paid related to our Hoka acquisition.

In January 2015, we approved a new stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. Under this program, during the three months ended June 30, 2015 we repurchased approximately 625,000 shares, for approximately $45,400, or an average price of $72.69 per share. Through June 30, 2015, we had repurchased approximately 1,002,000 shares under this program, for approximately $73,300, or an average price of $73.21 per share, leaving the remaining approved amount at approximately $126,700.

At June 30, 2015, we had outstanding borrowings of $38,000 under the Second Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100, leaving an unused balance of approximately $361,900 under the Second Amended and Restated Credit Agreement. At June 30, 2015, the weighted average interest rate was 1.44%, which is 1.25% above the adjusted London Interbank Offered Rate (LIBOR) for 30 days of 0.19%. As of June 30, 2015, we were in compliance with all covenants and we remain in compliance as of the date of this Quarterly Report. Subsequent to June 30, 2015, we borrowed $64,000, resulting in a total outstanding balance of $102,000 under the Second Amended and Restated Credit Agreement through August 10, 2015.

At June 30, 2015, we had approximately $4,900 of outstanding borrowings under the Amended China Credit Facility included in short-term borrowings and other long-term liabilities in the condensed consolidated balance sheets. Interest is based on the People’s Bank of China rate, which was 4.85% at June 30, 2015. Subsequent to June 30, 2015, we repaid approximately $4,900, resulting in no outstanding borrowings under the Amended China Credit Agreement through August 10, 2015.

In July 2014, we obtained a mortgage on our corporate headquarters property for approximately $33,900.  At June 30, 2015 the outstanding balance under the mortgage is $33,500. The mortgage has a fixed interest rate of 4.928%.  Payments include interest and principal in an amount that will amortize the principal balance over a 30 year period. Minimum principal payments over the next 5 years are approximately $2,800. The loan will mature and have a balloon payment due in 15 years from the inception date of approximately $23,400.  The loan will be used for working capital and other general corporate purposes. In December 2014, the mortgage financial covenants were amended to be consistent with the financial covenants of the Second Amended and Restated Credit Agreement.

Contractual Obligations.  There were no material changes to the contractual obligations, contingent consideration liabilities or unrecognized tax benefits reported in our Annual Report on Form 10-K, other than those which occurred in the ordinary course of business.

We believe that internally generated funds, the available borrowings under our existing credit facilities, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months and the foreseeable future.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, the impact of commodity costs including for sheepskin, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to generate returns on our acquisitions of businesses, and market volatility, among others.  See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing Second Amended and Restated Credit Agreement.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  Additional indebtedness could further result in incurring additional debt service obligations, including additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Note 1 to our consolidated financial statements in Part IV of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. On July 9, 2015, the FASB agreed to a one year deferral of the effective date of this ASU, as well as early application, which will be effective for the Company on April 1, 2017.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). At the June 18, 2015 Emerging Issues Task Force meeting, the SEC observer announced that the SEC would not object if debt issuance costs related to revolving debt arrangements continue to be presented as deferred charges. This ASU is effective for the Company on April 1, 2016, with early adoption permitted. The adoption of this ASU will not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Current US GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market, most commonly the current replacement cost. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2015-11 will have on its condensed consolidated financial statements and related disclosures, but believes it will not have a material impact.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin.  The supply of sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required.  There have been significant changes in the price of sheepskin in recent years as the demand from our competitors, as well as the demand from our customers, for this commodity has changed.  Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, global economic conditions, and other factors which are not considered predictable or within our control.  We began using a new raw material, UGGpureTM, wool woven into a durable backing, in some of our UGG products in 2013 and which we currently purchase from one supplier. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices.  The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our condensed consolidated balance sheets.  In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to mitigate the impact on our margins.

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. As of August 10, 2015, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

We utilize forward contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate for a portion of the amounts we expect to purchase and sell in foreign currencies. As of June 30, 2015, our designated derivative contracts had notional amounts totaling approximately $77,000, held by five counterparties, and were expected to mature over the next 9 months. During the three months ended June 30, 2015, we entered into, and settled, non-designated derivative contracts with total notional amounts of approximately $42,000. Based upon sensitivity analysis as of June 30, 2015, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $8,000. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. We do not use foreign currency contracts for trading purposes. Subsequent to June 30, 2015, we entered into non-designated derivative contracts with notional amounts totaling approximately $71,000, held by six counterparties, and were expected to mature over the next 4 months.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our European and Asian operations.  Approximately $47,000, or 21.9%, of our total net sales for the three months ended June 30, 2015 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive loss.  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Second Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. A 1.0% increase in interest rates on these borrowings during the current period would not have a material impact on income before income taxes. Our China Credit Facility provides for interest on outstanding borrowings at rates based on the People’s Bank of China rate, which was 4.85% at June 30, 2015 (see Note 4 to our accompanying condensed consolidated financial statements in Part I Item 1 of this Quarterly Report).

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                       Legal Proceedings

As part of our policing program for our intellectual property rights, from time to time, we file lawsuits in the US and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution, and state or foreign law claims. At any given point in time, we may have a number of such actions pending. These actions often result in seizure of counterfeit merchandise or out of court settlements with defendants or both. From time to time, we are subject to claims where plaintiffs will raise, or defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including our trademark registration for UGG. We also are aware of many instances throughout the world in which a third-party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit Teva, UGG, and Sanuk products.

Although we are subject to other routine legal proceedings from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or consolidated financial statements.

There have been no material changes from the legal proceedings disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 1, 2015.

Item 1A.              Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2015, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. Under this program, during the month ended June 30, 2015 the Company repurchased approximately 625,000 shares, for approximately $45,400, or an average price of $72.69 per share. Through June 30, 2015, the Company had repurchased approximately 1,002,000 shares under this program, for approximately $73,300, or an average price of $73.21 per share, leaving the remaining approved amount at approximately $126,700. Between July 1, 2015 and August 7, 2015, the Company repurchased approximately 57,000 shares under the stock repurchase program approved in January 2015 for approximately $4,000, or an average price of $69.61 per share, leaving the remaining approved amount at approximately $122,700.

Item 3.                      Defaults upon Senior Securities

Not applicable.

Item 4.                      Mine Safety Disclosures

Not applicable.

Item 5.                      Other Information

Not applicable.

Item 6.                       Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*10.1	Management Incentive Plan
*10.2	2016 Non-Vested Stock Unit (NSU) Award Agreement
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date:	August 10, 2015	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer