Form 10-Q
period 2015-09-30
DECKERS OUTDOOR CORP
filed 2015-11-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2015

Commission File Number: 000-22446

DECKERS OUTDOOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3015862
(State of incorporation)	(I.R.S. Employer Identification No.)

250 Coromar Drive, Goleta, California 93117
(Address of principal executive offices)

(805) 967-7611
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 30, 2015, the registrant had 32,332,172 shares of its $0.01 par value common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) and the information and documents incorporated by reference in this Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position and market opportunities. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report and the information and documents incorporated by reference in this Quarterly Report contain forward-looking statements relating to, among other things:

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

Forward-looking statements represent our management's current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission (SEC). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. You should read this Quarterly Report, together with our Annual Report on Form 10-K, for the fiscal year ended March 31, 2015 filed with the SEC on June 1, 2015 (Annual Report on Form 10-K) and the information and documents incorporated by reference therein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

We qualify all of our forward-looking statements with these cautionary statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except par value)

	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$99,775	$225,143
Trade accounts receivable, net of allowances ($24,526 at September 30, 2015 and $18,218 at March 31, 2015)	285,528	143,105
Inventories	595,006	238,911
Prepaid expenses	18,110	15,141
Other current assets	39,768	35,057
Income taxes receivable	23,187	15,170
Deferred tax assets	13,808	14,066
Total current assets	1,075,182	686,593
Property and equipment, net of accumulated depreciation ($143,965 at September 30, 2015 and $129,002 at March 31, 2015)	245,649	232,317
Goodwill	127,934	127,934
Other intangible assets, net of accumulated amortization ($41,482 at September 30, 2015 and $37,316 at March 31, 2015)	87,968	87,743
Deferred tax assets	15,391	15,017
Other assets	20,542	20,329
Total assets	$1,572,666	$1,169,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of mortgage payable	$316,841	$5,383
Trade accounts payable	246,333	85,714
Accrued payroll	26,429	27,300
Other accrued expenses	41,793	41,066
Income taxes payable	3,153	6,858
Value added tax payable	4,625	1,221
Total current liabilities	639,174	167,542

Long-term liabilities:
Mortgage payable	32,903	33,154
Income tax liability	6,057	5,087
Deferred rent obligations	16,827	15,663
Other long-term liabilities	13,215	11,475
Total long-term liabilities	69,002	65,379

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.01 par value; 125,000 shares authorized; shares issued and outstanding of 32,331 at September 30, 2015 and 33,292 at March 31, 2015	323	333
Additional paid-in capital	165,166	158,777
Retained earnings	718,230	798,370
Accumulated other comprehensive loss	(19,229)	(20,468)
Total stockholders’ equity	864,490	937,012
Total liabilities and stockholders' equity	$1,572,666	$1,169,933

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales	$486,855	$480,273	$700,660	$691,742
Cost of sales	272,742	256,400	399,951	381,097
Gross profit	214,113	223,873	300,709	310,645
Selling, general and administrative expenses	162,900	164,290	313,204	301,544
Income (loss) from operations	51,213	59,583	(12,495)	9,101
Other expense (income), net:
Interest income	(65)	(30)	(181)	(84)
Interest expense	1,532	2,000	2,567	2,438
Other, net	(96)	(29)	(41)	(125)
Total other expense, net	1,371	1,941	2,345	2,229
Income (loss) before income taxes	49,842	57,642	(14,840)	6,872
Income tax expense (benefit)	13,465	16,912	(3,890)	3,204
Net income (loss)	36,377	40,730	(10,950)	3,668
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedging	1,027	1,701	(436)	1,441
Foreign currency translation adjustment	(1,091)	(4,976)	1,675	(4,500)
Total other comprehensive (loss) income, net	(64)	(3,275)	1,239	(3,059)
Comprehensive income (loss)	$36,313	$37,455	$(9,711)	$609

Net income (loss) per share:
Basic	$1.12	$1.18	$(0.33)	$0.11
Diluted	$1.11	$1.17	$(0.33)	$0.10
Weighted-average common shares outstanding:
Basic	32,511	34,632	32,812	34,629
Diluted	32,775	34,954	32,812	34,941

 See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(10,950)	$3,668
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	25,063	24,773
Change in fair value of contingent consideration	(1,806)	(1,987)
Provision for doubtful accounts, net	3,531	1,069
Deferred tax provision	153	1,152
Stock compensation	6,235	6,933
Gain on sale of assets	(938)	—
Impairment of long-lived assets	2,235	—
Other	287	2,695
Changes in operating assets and liabilities:
Trade accounts receivable	(147,330)	(158,662)
Inventories	(355,242)	(269,488)
Prepaid expenses and other current assets	(7,914)	(11,235)
Income tax receivable	(7,507)	(4,305)
Other assets	(215)	(607)
Trade accounts payable	160,514	138,252
Contingent consideration	(797)	(177)
Accrued expenses	6,124	7,401
Income taxes payable	(3,705)	787
Long-term liabilities	3,875	361
Net cash used in operating activities	(328,387)	(259,370)
Cash flows from investing activities:
Purchases of property and equipment	(36,484)	(38,490)
Purchases of tangible, intangible, and other assets, net	(4,700)	(9,489)
Proceeds from sale of assets	2,435	—
Net cash used in investing activities	(38,749)	(47,979)
Cash flows from financing activities:
Proceeds from issuance of short-term borrowings	342,335	150,784
Repayments of short-term borrowings	(30,896)	(3,458)
Cash paid for shares withheld for taxes	(413)	(643)
Excess tax benefit from stock compensation	59	261
Cash paid for repurchases of common stock	(69,201)	—
Contingent consideration paid	(161)	(115)
Proceeds from mortgage loan	—	33,931
Mortgage loan origination costs	—	(338)
Repayment of mortgage principal	(239)	(37)
Net cash provided by financing activities	241,484	180,385

Effect of exchange rates on cash	284	(3,473)
Net change in cash and cash equivalents	(125,368)	(130,437)
Cash and cash equivalents at beginning of period	225,143	245,088
Cash and cash equivalents at end of period	$99,775	$114,651

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(Continued)

	Six Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,582	$5,095
Interest	$785	$641
Non-cash investing and financing activities:
Accrued for purchases of property and equipment	$2,621	$6,905
Accrued for asset retirement obligations	$558	$286

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

Note 1. General

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

In July 2015, the Company sold certain tangible and intangible assets, including approximately $1,500 of inventory, and the trade name related to the MOZO® brand, a footwear brand crafted for culinary professionals. The impact of the sale was not material to the Company's condensed consolidated financial statements.

The Company sells its products through quality domestic retailers and international distributors and retailers, as well as directly to end-user consumers through the Direct-to-Consumer reporting segment.  Independent third parties manufacture all of the Company's products.

As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto.  For further information, refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K.

Change in Segment Reporting

During the first quarter of fiscal year 2016, the Company changed its reportable segments to aggregate the previously separated E-Commerce and retail store operating segments into one Direct-to-Consumer (DTC) reporting segment. This change was driven by the Company’s Omni-Channel strategy for both sales channels to focus on a seamless and intertwined approach to serve our customers. Additionally, the Company changed its organizational structure to align with these Omni-Channel initiatives and aligned the information that our Chief Operating Decision Maker (CODM), the Chief Executive Officer, reviews for purposes of allocating resources and assessing performance. The E-Commerce and retail operating segments of the DTC reporting segment have similar financial performance, products and services, types and classes of customers, distribution characteristics, and sources of manufactured products. After the reorganization, the Company has five reportable segments including the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and other brands, and the DTC business. All prior period amounts have been adjusted retrospectively to reflect these operating segment changes. These changes had no impact on consolidated net sales or operating income. See Note 11, “Business Segments” and Item 2 of this Quarterly Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further disclosure and discussion.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with United States generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.  Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable.  Significant areas requiring the use of management estimates relate to inventory write-downs, accounts receivable allowances, returns liabilities, stock compensation, impairment assessments, depreciation and amortization, income tax liabilities, uncertain tax positions and income taxes receivable, the fair value of financial instruments, and the fair values of acquired intangibles, assets and liabilities, including estimated contingent consideration payments.  Actual results could differ materially from these estimates.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which provides for a one year deferral of the effective date of ASU No. 2014-09, as well as early application, which will be effective for the Company on April 1, 2017.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This ASU is effective for the Company on April 1, 2016, with early adoption permitted. On August 18, 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to continue to present debt issuance costs related to line of credit arrangements as deferred charges. The adoption of ASU No. 2015-03 and ASU No. 2015-15 will not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Current US GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market, most commonly the current replacement cost. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The Company is evaluating the effect that ASU No. 2015-11 will have on its condensed consolidated financial statements and related disclosures, but believes it will not have a material impact.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an entity recognize adjustments to provisional amounts that are recorded at the acquisition date of a business combination in current period earnings prospectively. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date which, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The standard also requires separate presentation on the face of the income statement, or disclosure in the notes, of the portion of the amount recorded in current period earnings by line item. Prior to the issuance of the standard, such adjustments to provisional amounts were recognized retrospectively. This ASU is effective for the Company on April 1, 2016, with early adoption permitted. The adoption of ASU No. 2015-16 is not

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Note 2.  Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill	Other Intangible Assets, Net
Balance at March 31, 2015	$127,934	$87,743
Purchase of intangible assets	—	3,800
Amortization expense	—	(4,358)
Changes in foreign currency exchange rates	—	783
Balance at September 30, 2015	$127,934	$87,968

The Company’s goodwill by segment is as follows:

	September 30, 2015	March 31, 2015
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	7,889	7,889
Total	$127,934	$127,934

Note 3. Fair Value Measurements

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

In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis.  For each plan year, on behalf of the Company, the Company’s Board of Directors (the Board) may, but is not required to, contribute any amount it desires to any participant under this program.  The Company’s contribution will be determined by the Board annually.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program.  The assets of the trust are reported in other assets on the Company’s condensed consolidated balance sheets.  Deferred compensation of $398 and $540 is included in other accrued expenses and $5,808 and $5,041 is included in other long-term liabilities in the condensed consolidated balance sheets at September 30, 2015 and March 31, 2015, respectively.

The inputs used in measuring fair value are prioritized into the following hierarchy:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.
The following table summarizes the financial assets and liabilities that are measured on a recurring basis at fair value:

	Fair value at September 30,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Nonqualified deferred compensation asset	$5,776	$5,776	$—	$—
Nonqualified deferred compensation liability	$(6,206)	$(6,206)	$—	$—
Designated derivatives asset	$106	$—	$106	$—
Designated derivatives liability	$(1,252)	$—	$(1,252)	$—
Non-designated derivatives liability	$(255)	$—	$(255)	$—
Contingent consideration for acquisition of business	$(23,000)	$—	$—	$(23,000)

	Fair value at March 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Nonqualified deferred compensation asset	$5,581	$5,581	$—	$—
Nonqualified deferred compensation liability	$(5,581)	$(5,581)	$—	$—
Designated derivatives liability	$(487)	$—	$(487)	$—
Contingent consideration for acquisition of business	$(26,000)	$—	$—	$(26,000)

The Level 2 inputs consist of forward spot rates at the end of the reporting period.

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.

Sanuk®

The estimated fair value of the contingent consideration attributable to our Sanuk® (Sanuk) brand acquisition is based on the Sanuk brand's estimated future gross profit in calendar year 2015, using a probability weighted average sales forecast to determine a best estimate of gross profit.  The estimated sales forecast includes a compound annual growth rate (CAGR) of 8.6% for the remainder of calendar year 2015.  The gross profit forecast for calendar year 2015 is approximately $58,000, which is then used to apply the contingent consideration percentage in accordance with the applicable agreement (see Note 6).  The total estimated contingent consideration is then discounted to the present value with a discount rate of 7.0%.  As of September 30, 2015, the Company had total contingent consideration for the acquisition of the Sanuk brand of approximately $22,400 included in other accrued expenses in the condensed consolidated balance sheets. The Company’s use of different estimates and assumptions could produce different estimates of the value of the contingent consideration.  For example, a 5.0% change in the estimated CAGR would change the total liability balance at September 30, 2015 by approximately $2,000.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

Hoka One One®

In connection with the Company’s acquisition of the Hoka One One® (Hoka) brand, the purchase price includes contingent consideration with maximum payments of $2,000, which is based on the Hoka brand’s net sales for calendar years 2013 through 2017, of which approximately $1,400 has been paid. The Company estimates future net sales using a probability weighted average sales forecast to determine a best estimate.  Estimated future contingent consideration payments of approximately $600 are included in other accrued expenses in the condensed consolidated balance sheet as of September 30, 2015. The Company’s use of different estimates and assumptions is not expected to have a material impact on the value of the contingent consideration.

Refer to Note 6 for further information on the contingent consideration arrangements.

The following table presents a reconciliation of the Level 3 measurement (rounded):

Balance at March 31, 2015	$26,000
Payments	(1,000)
Change in fair value	(2,000)
Balance at September 30, 2015	$23,000

Note 4.  Notes Payable and Long Term Debt

In August 2015, the Company entered into Amendment 1 to the Second Amended and Restated Credit Agreement to add certain foreign subsidiaries as borrowers and guarantors. During the quarter ended September 30, 2015, the Company borrowed $295,000 and repaid $26,000. At September 30, 2015, the Company had outstanding borrowings of $307,000 under the Second Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100, which are included in short-term borrowings in the condensed consolidated balance sheets.  As a result, the unused balance under the Second Amended and Restated Credit Agreement was approximately $92,900 at September 30, 2015. At September 30, 2015, the adjusted London Interbank Offered Rate (LIBOR) for 30 days was 0.19%, and the weighted average interest rate was 1.46%. Subsequent to September 30, 2015, the Company borrowed $30,000 and repaid $45,000, resulting in a total outstanding balance of $292,000 under the Second Amended and Restated Credit Agreement as of November 9, 2015.

During the quarter ended September 30, 2015, the Company repaid approximately $4,900, the balance outstanding under the Amended China Credit Facility at the previous quarter ended June 30, 2015. Later in September 2015, the Company borrowed approximately $9,300 under the Amended China Credit Facility and this amount remains outstanding at September 30, 2015. Amounts outstanding are included in short-term borrowings in the condensed consolidated balance sheet at September 30, 2015. Interest is based on the People’s Bank of China rate, which was 4.60% at September 30, 2015. Subsequent to September 30, 2015, the Amended China Credit Facility was amended (Second Amended China Credit Facility) to include an increase in the uncommitted revolving line of credit of up to CNY 150,000, or approximately $24,000, including a sublimit of CNY 50,000, or approximately $8,000, for the Company’s fully owned subsidiary, Deckers Footwear (Shanghai) Co., LTD.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

Note 5.  Income Taxes

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

The Company has ongoing income tax examinations in various state and foreign tax jurisdictions.  The Company recorded additional accruals for uncertain tax positions, net of federal tax benefit, of $531 and $889 during the three and six months ended September 30, 2015, respectively, compared to $3,566 during the fiscal year ended March 31, 2015. The accrual relates to tax positions taken in prior years that are open to examination.  In addition, accruals for interest and potential penalties of $260 and $350 were recorded during the three and six months ended September 30, 2015, respectively. The Company records accruals relating to interest and potential penalties related to income tax matters in interest expense. It is reasonably possible that $633 of uncertain tax positions, net of federal tax benefit, will be settled within the next 12 months.

Note 6. Commitments and Contingencies

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

Contingent Consideration.  In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of September 30, 2015, the remaining contingent consideration payment, which has no maximum, is 40.0% of the Sanuk brand gross profit in calendar year 2015 and is to be paid within 60 days after December 31, 2015. As of September 30, 2015 and March 31, 2015, the Company had total contingent consideration for the acquisition of the Sanuk brand of approximately $22,400 and $24,200, respectively, all of which is included in other accrued expenses in the condensed consolidated balance sheets.  Refer to Note 3 for further information on the contingent consideration amounts.

In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000, which is based on the Hoka brand's net sales for calendar years 2013 through 2017, of which approximately $1,400 has been paid.  As of September 30, 2015 and March 31, 2015, contingent consideration for the acquisition of the Hoka brand of approximately $600 and $1,500, respectively, is included in other accrued expenses in the condensed consolidated balance sheets.  Refer to Note 3 for further information on the contingent consideration amounts.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

Future Capital Commitments. As of September 30, 2015, the Company had approximately $5,000 of material commitments for future capital expenditures primarily related to tenant improvements for retail store space in Japan and China.

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
Note 7.  Stockholders’ Equity

In May 2006, the Company adopted the 2006 Equity Incentive Plan (2006 Plan), which was amended May 9, 2007.  In September 2015, the Company's shareholders approved the 2015 Stock Incentive Plan (2015 SIP), which replaces the Company's 2006 Plan. As with the 2006 Plan, the primary purpose of the 2015 SIP is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success.  The 2015 SIP reserves 1,275,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors and advisors, plus any additional shares that are forfeited, or are otherwise terminated under the 2006 EIP.  The maximum aggregate number of shares that may be issued to employees under the 2015 SIP through the exercise of incentive stock options is 750,000.

In September 2015, the Company's shareholders approved the 2015 Employee Stock Purchase Plan (2015 ESPP). The primary purpose of the 2015 ESPP is to enhance the Company’s ability to attract and retain the services of eligible employees and provide additional incentives to eligible employees to devote their effort and skill to the Company’s advancement by providing them an opportunity to participate in the ownership of the Company’s shares. The 2015 ESPP provides for the initial authorization of 1,000,000 shares of the Company’s common stock. It is expected that employees will be able to commence purchasing shares under the 2015 ESPP in March 2016. Each purchase period will be 6 months in duration and shares will be purchased on the last trading day of the purchase period at a price that reflects a 15% discount to the closing price.

The Company has elected to grant nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the recipients to receive shares of common stock in the Company upon vesting of the NSUs.  The vesting of most NSUs is subject to achievement of certain performance targets, with the remaining NSUs subject only to time restrictions.  During the three months ended September 30, 2015, the Company granted approximately 2,000 performance-based NSUs at a weighted-average grant date fair value of $73.34 per share, as well as approximately 3,000 time-based NSUs at a weighted-average grant date fair value of $72.25 per share under the 2006 Plan, and approximately 12,000 time-based NSUs at a weighted-average grant date fair value of $63.66 per share under the 2015 SIP. During the six months ended September 30, 2015, the Company granted approximately 185,000 performance-based NSUs at a weighted-average grant date fair value of $74.22 per share, as well as approximately 8,000 time-based NSUs at a weighted-average grant date fair value of $73.43 per share under the 2006 Plan, and approximately 12,000 time-based NSUs at a weighted-average grant date fair value of $63.66 per share under the 2015 SIP. The performance-based NSUs will vest in equal one-third installments at the end of each of the three years after the performance goal has been achieved, and the time-based NSUs will vest in equal annual installments over a three year period. The vesting schedule for these awards was established to encourage officers and key employees to remain with the Company for the long-term. As of September 30, 2015, future unrecognized compensation cost for these NSUs, excluding estimated forfeitures, was approximately $13,100. As of September 30, 2015, the Company believed that the achievement of at least the threshold performance objective of the performance-based NSU awards was probable, and therefore recognized compensation expense accordingly for these awards. Subsequent to

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

September 30, 2015, the Company granted approximately 5,000 time-based NSUs at a weighted-average grant date fair value of $55.21 per share under the 2015 SIP.

On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares is expensed on the date of issuance.

In January 2015, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. Under the program, during the six months ended September 30, 2015 the Company repurchased approximately 979,000 shares, for $69,201, or an average price of $70.69 per share. Through September 30, 2015, the Company had repurchased approximately 1,356,000 shares under the program, for approximately $97,100, or an average price of $71.64 per share, leaving the remaining approved amount at approximately $102,900.

The following is a reconciliation of the Company’s retained earnings:

Retained Earnings
Balance at March 31, 2015	$798,370
Net loss	(10,950)
Repurchase of common stock	(69,190)
Balance at September 30, 2015	$718,230

Note 8.  Foreign Currency Exchange Contracts and Hedging

As of September 30, 2015, the Company had foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $47,000, held by four counterparties, which are expected to mature over the next 6 months and had a non-designated derivative contract with a notional amount of approximately $8,000, held by one counterparty, which is expected to mature over the next quarter. At March 31, 2015, the Company had foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $46,000, held by four counterparties. During the three and six months ended September 30, 2015, the Company settled foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $30,000 that were entered into in previous periods. During the three and six months ended September 30, 2015, the Company entered into, and settled, non-designated derivative contracts with total notional amounts of approximately $63,000, and $105,000, respectively.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives. During the three and six months ended September 30, 2015, the hedges remained effective. The effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2015, the total amount in accumulated other comprehensive loss (see Note 9) is expected to be reclassified into income within the next 9 months.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

The following table summarizes the effect of foreign currency exchange contracts designated as cash flow hedging relationships:

	Six Months Ended September 30,
	2015	2014
Derivatives in designated cash flow hedging relationships	Foreign currency exchange contracts	Foreign currency exchange contracts
Amount of (loss) gain recognized in OCI on derivatives (effective portion)	$(1,498)	$1,625
Location of amount reclassified from accumulated OCI into income (effective portion)	Net Sales	Net Sales
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(794)	$(299)
Location of amount excluded from effectiveness testing	SG&A expenses	SG&A expenses
Amount of gain (loss) excluded from effectiveness testing	$66	$(70)

The following table summarizes the effect of foreign currency exchange contracts not designated as hedging instruments:

	Six Months Ended September 30,
	2015	2014
Derivatives not designated as hedging instruments	Foreign currency exchange contracts	Foreign currency exchange contracts
Location of gain (loss) recognized in income on derivatives	SG&A expenses	SG&A expenses
Amount of gain (loss) recognized in income on derivatives	$(461)	$3,433

Subsequent to September 30, 2015, the Company entered into foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $48,000, which are expected to mature over the next 18 months, and non-designated derivative contracts with notional amounts totaling approximately $83,000, which are expected to mature over the next 3 months. All hedging contracts held as of November 9, 2015 were held by a total of nine counterparties.

Note 9. Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	September 30, 2015	March 31, 2015
Unrealized loss on foreign currency hedging, net of tax	$(745)	$(309)
Cumulative foreign currency translation adjustment, net of tax	(18,484)	(20,159)
Accumulated other comprehensive loss	$(19,229)	$(20,468)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

Note 10. Net Income per Share

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Weighted-average shares used in basic computation	32,511,000	34,632,000	32,812,000	34,629,000
Dilutive effect of stock-based awards*	264,000	322,000	—	312,000
Weighted-average shares used in diluted computation	32,775,000	34,954,000	32,812,000	34,941,000

*Excluded NSUs	177,000	143,000	480,000	143,000
*Excluded restricted stock units (RSUs)	457,000	888,000	457,000	888,000
*Excluded outside director restricted stock awards (RSAs)	—	—	9,000	—
*Excluded stock appreciation rights (SARs)	510,000	525,000	700,000	525,000

*The share-based awards excluded from the dilutive effect were excluded because necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance for the three months ended September 30, 2015 and 2014, and the six months ended September 30, 2014. The excluded awards include the maximum amounts achievable for these awards. For the six months ended September 30, 2015, the Company excluded all NSUs, RSUs, RSAs and SARs from the diluted net loss per share computation because they were antidilutive due to the net loss during the period.

Note 11. Business Segments

The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and other brands, and its Direct-to-Consumer (DTC) business.  The Company’s other brands include Ahnu®, Hoka One One® (Hoka), Koolaburra®, MOZO®, and TSUBO®.  The income (loss) from operations for each of the segments includes only those costs that are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment.  The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others. Certain reclassifications were made for the three and six months ended September 30, 2014 to conform to the current period presentation. See Note 1 “General” and Item 2 of this Quarterly Report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further disclosure and discussion of the change in segment reporting and the recent strategic initiatives related to the MOZO and TSUBO brands.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

Business segment information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales to external customers:
UGG wholesale	$344,659	$339,799	$411,081	$413,992
Teva wholesale	14,103	17,603	51,169	53,268
Sanuk wholesale	13,324	15,955	41,837	48,284
Other brands wholesale	28,153	22,117	49,538	33,942
Direct-to-Consumer	86,616	84,799	147,035	142,256
	$486,855	$480,273	$700,660	$691,742
Income (loss) from operations:
UGG wholesale	$116,794	$123,029	$113,414	$125,722
Teva wholesale	(442)	(310)	5,432	4,472
Sanuk wholesale	(23)	2,684	5,325	9,589
Other brands wholesale	283	(571)	(3,717)	(4,582)
Direct-to-Consumer	(9,607)	968	(24,812)	(14,074)
Unallocated overhead costs	(55,792)	(66,217)	(108,137)	(112,026)
	$51,213	$59,583	$(12,495)	$9,101

Inter-segment sales from the Company’s wholesale segments to the Company’s DTC segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.  Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to the DTC segment.

Business segment asset information is summarized as follows:

	September 30, 2015	March 31, 2015
Total assets for reportable segments:
UGG wholesale	$728,931	$194,720
Teva wholesale	46,483	77,423
Sanuk wholesale	194,238	224,974
Other brands wholesale	55,457	53,634
Direct-to-Consumer	175,098	147,423
	$1,200,207	$698,174

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

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

	September 30, 2015	March 31, 2015
Total assets for reportable segments	$1,200,207	$698,174
Unallocated cash and cash equivalents	99,775	225,143
Unallocated deferred tax assets	29,199	29,083
Other unallocated corporate assets	243,485	217,533
Consolidated total assets	$1,572,666	$1,169,933

Note 12. Concentration of Business, Significant Customers and Credit Risk

The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	September 30, 2015	March 31, 2015
US	$212,797	$196,513
All other countries*	32,852	35,804
Total	$245,649	$232,317

*No other country’s long-lived assets comprised more than 10% of total long-lived assets as of September 30, 2015 and March 31, 2015.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions.  International sales were 38.1% and 39.8% of the Company’s total net sales for the three months ended September 30, 2015 and 2014, respectively.  International sales were 37.8% and 39.1% of the Company’s total net sales for the six months ended September 30, 2015 and 2014, respectively.  For the three and six months ended September 30, 2015 and 2014, no single foreign country comprised more than 10% of total net sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations.  No single customer accounted for more than 10% of net sales for either the six months ended September 30, 2015 or 2014.  As of September 30, 2015, no single customer accounted for more than 10% of trade accounts receivable, net. As of March 31, 2015, the Company had one customer representing 11.8%, and a second customer representing 11.0%, of trade accounts receivable, net.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015 and 2014
(amounts in thousands, except per share data)

that are completely outside the Company’s control.  Further, the price of sheepskin is impacted by demand, industry, and competitors.

A portion of the Company’s cash and cash equivalents are held as cash in operating accounts with third-party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation insurance limits.  While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.  As of September 30, 2015, the Company had experienced no loss or lack of access to cash in its operating accounts.

The remainder of the Company’s cash equivalents is invested in interest bearing funds managed by third-party investment management institutions.  These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks.  Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets.  As of September 30, 2015, the Company had experienced no loss or lack of access to cash in its invested cash and cash equivalents.  The Company’s cash and cash equivalents are as follows:

	September 30, 2015	March 31, 2015
Money market fund accounts	$58,359	$127,900
Cash	41,416	97,243
Total cash and cash equivalents	$99,775	$225,143

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “the Company,” “our,” “us,” “we,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.  Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity, per share data, and selling prices.  The following discussion of our financial condition and results of operations should be read together with our accompanying condensed consolidated financial statements and the accompanying notes to those statements included in Part I, Item 1 of this Quarterly Report. Certain reclassifications were made for the three and six months ended September 30, 2014 to conform to the current period presentation.

Overview

We are a global leader in designing, marketing and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities. We market our products primarily under three proprietary brands:

•	UGG®: Premier brand in luxurious comfort footwear, handbags, apparel, home and cold weather accessories;

•	Teva®: Born from the outdoors, active lifestyle footwear for the adventurous spirit; and

•	Sanuk®: Authentic Southern California casual footwear for those seeking a playful escape.

In addition to our primary brands, our other brands include Ahnu®, a line of performance outdoor and yoga footwear; Hoka One One® (Hoka), a line of footwear for all capacities of runner designed with a unique performance midsole geometry, oversized midsole volume and active foot frame; and Koolaburra®, a line of casual comfort footwear using sheepskin and other plush materials.

In July 2015, we sold certain assets related to the MOZO® brand, a line of footwear crafted for culinary professionals. In addition, we continue to pursue strategic alternatives for the TSUBO® brand, a line of mid and high-end dress and dress casual comfort footwear that integrates style and function with maximum comfort.

We sell our brands through quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our Direct-to-Consumer (DTC) business. Independent third parties manufacture all of our products.

During the first quarter of fiscal year 2016, we changed our reportable operating segments to aggregate the previously separated retail stores and E-Commerce operating segments into one DTC reporting segment. This change was driven by our evolving Omni-Channel strategy, which requires the E-Commerce and retail sales channels to employ a collaborative and intertwined approach to serving our customers. We have changed our internal organizational structure to better align with the Omni-Channel approach. In addition, we provide our Chief Executive Officer, who is our Chief Operating Decision Maker (CODM), with financial reports that present the E-commerce and retail businesses on a combined basis, which allows him to better assess financial performance and allocate resources across the combined segment. Furthermore, we have determined that our retail and E-Commerce businesses within the DTC reporting segment have similar financial performance, products and services, types or classes of customers, distribution characteristics, and sources of manufactured products. Financial results for the previously separate retail and E-Commerce segments have been aggregated to conform to the current year operating segment presentation.

Our business has been, and we expect that it will continue to be, impacted by several important trends:

•
Sales of our products are highly seasonal and are sensitive to weather conditions, which are beyond our control. Even though we continue to expand our product lines and create more year-round styles for our brands, the effect of favorable or unfavorable weather on our aggregate sales has been and is likely to continue to be significant.

•
We intend to evolve and grow our Classics business through the introduction of new Classics-inspired collections that are based on consumer insights and feedback. In many cases, we expect that such new products will be launched directly through our DTC channel in order to gain more direct feedback from our consumers.

•
The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant fluctuations in the price of sheepskin over the years as the demand for this material has fluctuated. While we continually strive to contain our material costs through entering into fixed price contracts, exploring new footwear materials and utilizing new production technologies, we expect that fluctuations in sheepskin prices will continue to materially impact our financial condition and operating results. In recent years, sheepskin price fluctuations have been less dramatic, which we believe is partially as a result of our introduction of UGGpure™, which is comprised of a wool material woven into a durable backing.

•
Our use of UGGpure as an alternative to table grade sheepskin continues to grow. We expect to continue to pursue strategies designed to allow us to increase the mix of non-sheepskin products we utilize in our products.

•
Continuing uncertainty surrounding US and global economic conditions has adversely impacted businesses worldwide. Some of our customers have been, and more may be, adversely affected, which in turn has, and may continue to, adversely impact our financial results.

•
The markets for casual, outdoor, and athletic footwear have grown significantly during the last decade. We believe this growth is partially as a result of a trend toward casual dress in the workplace and increasingly active outdoor lifestyles.

•
We believe that consumers have narrowed their footwear product breadth, focusing on brands with a rich heritage and authenticity as market category creators and leaders. We also believe that consumers have become increasingly focused on luxury and comfort, seeking out products and brands that are fashionable while still comfortable.

•
We believe that the growth and evolution of the DTC channel is a principal factor that has allowed us to evolve the lifestyle nature of our brands and to diversify our product lines. The DTC channel exposes individual customers to the full line of our products, including non-core products such as casual boots and specialty classics.

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

Below is an overview of each of the operating segments of our business, including some key trends and factors that we believe affect each business, as well as some of our strategies for growing each business.

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

We believe the increased demand for UGG products and global media focus has been and will continue to be driven by the following:

•	High consumer brand loyalty, due to over 36 years of delivering quality and luxuriously comfortable UGG footwear;

•
Growth and diversification of our UGG footwear product lines in non-core categories, including weather, casual boots, slippers, specialty classics, and transitional products that bridge the seasons, which has been driven by an important shift in the way we guide our wholesale customers in the pre-booking process;

•
Evolution of our Classics business through the introduction of innovative, Classics-inspired products alongside targeted marketing campaigns, including holiday and winter advertising campaigns designed to drive seasonal sales;

•	Continued exploration of opportunities in new product categories and styles beyond footwear, such as loungewear, handbags, cold-weather accessories and new home offerings;

•
Growing DTC platform and enhanced Omni-Channel capabilities that enable us to increasingly engage existing and prospective consumers in a more connected environment, expose them to the brand, and to introduce them to our full line of products;

•	Product customization with our “UGG by You” program that allows for deeper connection with the brand and our products;

•	Focus on mobile consumers with responsive website design, providing shoppers access to the brand from their mobile device;

•	Year-round holistic paid advertising approach for women, men and children in targeted digital, high-end print, OOH and across multiple social media platforms;

•	Continued creation of targeted UGG for Men campaigns;

•
Targeted DTC marketing to existing and prospective consumers through integrated outreach including email blasts, interactive site design and search engine optimization based content, continued partnership with high-end retailers such as Nordstrom, Dillard's and Bloomingdales, and continued expansion of worldwide retail through new UGG stores;

•	Expanded product assortments from existing accounts;

•	Adoption by high-profile celebrities as a favored footwear brand; and

•	Continued media attention that has enabled us to introduce the brand to consumers much faster than we would have otherwise been able to.

We believe the luxurious comfort of UGG products will continue to drive long-term consumer demand. Recognizing that there is a significant fashion element to UGG footwear and that footwear fashions fluctuate, our key strategies include presenting UGG as a year-round global, premium lifestyle brand with a broad product line suitable for wear in a variety of climates and occasions and limiting retail distribution. As part of this strategic approach, we have increased our product offerings, including a growing transitional collection and spring line, an expanded men’s line, a fall line that consists of a range of luxurious collections for both genders, an expanded kids’ line, as well as home, handbags, cold weather accessories, and apparel products. We have also recently expanded our marketing and promotional efforts, which we believe have contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification will also help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.

Teva Brand Overview

For over 30 years Teva has fueled the expression of freedom through the adventure lifestyle around the globe. Teva pioneered the sport sandal category in 1984. We believe that Teva’s Originals Collection is a key platform in driving market penetration for the brand. The Originals Collection honors the heritage of Teva by revamping the styles on which the brand was founded by blending their original simplicity with modern sophistication. In the US, our focus will be to bolster our leadership position in sandals and grow our market share through casual lifestyle category extensions. Globally, we seek to establish the Originals Collection as a catalyst for the Teva brand's success across warm-weather climates.

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

Sanuk Brand Overview

The Sanuk brand was founded 17 years ago, and from its origins in the Southern California surf culture, has emerged into a global brand with an expanding fan base and growing presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions combined with its fun and playful branding has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga MatTM sandal collection and the patented SIDEWALK SURFERS®.  We believe that the Sanuk brand provides substantial growth opportunities, especially within the casual shoe markets, supporting our strategic initiatives spanning new product launches, Omni-Channel development and global expansion.  However, we cannot assure investors that our efforts to grow the brand will be successful.

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

With respect to each of Ahnu, Hoka and Koolaburra, we expect to leverage our design, marketing, and distribution capabilities to grow these brands. Nevertheless, we cannot assure investors that our efforts to grow these brands will be successful.

Although the reported amounts are not material, the operating results discussed in this Quarterly Report also include sales of MOZO and TSUBO products.

Direct-to-Consumer Overview

Our DTC business is comprised of our retail store and E-Commerce businesses. As a result of our evolving Omni-Channel strategy, we believe that our retail stores and websites are largely intertwined and dependent on one another. We believe that in many cases consumers interact with both our brick and mortar stores as well as our websites before making purchase decisions. For example, consumers may feel or try-on products in our retail stores and then place an order online later. Conversely, they may initially research products online, and then view inventory availability by store location and make a purchase in store. Some examples that demonstrate the extent to which the sales channels are combined include the following:

•	“UGG Rewards”: We have implemented a customer loyalty program under which points and awards are earned across the DTC channel.

•	“Infinite UGG”: We provide online shopping access, inside retail stores, for all SKUs available on our E-Commerce site.

•	“Buy online / return in-store”: Our customers can buy online and return unwanted products to the store.

•	“Click and collect”: Our customers can buy online and have products delivered to certain of our retail stores for pick-up.

•	“Retail inventory online”: Our customers can view specific store location inventory online before visiting the store.

The E-Commerce business provides us with an opportunity to communicate to consumers with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of September 30, 2015, we operate our E-commerce business through an aggregate of 21 Company-owned websites in 11 different countries.

Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and generate strong annual operating income. Our retail stores are predominantly UGG concept stores and UGG outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line products, and products made specifically for the outlet stores. As of September 30, 2015, we had a total of 145 retail stores worldwide.

During the three months ended September 30, 2015, we converted three of our retail stores in China to partner retail stores. Upon conversion, each of these stores became wholly-owned and operated by third parties in China. As of the date of conversion, sales made to the partner retail stores are included in our UGG brand wholesale segment and not in our DTC segment.
We believe that results for our DTC segment have been impacted, and will continue to be impacted, by the following important trends and factors:

•	We intend to launch certain products directly through the DTC segment, including certain Classics-inspired products, which we believe will drive growth within the segment.

•	The growth of the DTC channel provides us with important data about product demand that we share with wholesale customers to help them make more informed ordering decisions.

•	We expect operating profit to remain strong for the DTC segment, and to serve as a key driver of our overall profitability.

•
We have adjusted our expectations for retail store openings in the short-term, but expect our long-term targets to remain consistent. We expect to utilize more “pop-up” stores in the short-term as an indicator of the viability of utilizing certain geographic locations for permanent stores.

•	We continue to expect that our E-Commerce business will be a driver of growth, although we expect the growth rate will decline over time as the size of the E-commerce business increases.

As a result of our combined segment reporting, we report comparable DTC sales on a constant currency basis as defined below for combined retail stores and E-Commerce businesses that were open throughout the reporting period in both the current year and prior year. There may be variations in the way that we calculate comparable DTC sales as compared to some of our competitors and other apparel retailers. As a result, information included in this Quarterly Report regarding our comparable DTC sales may not be comparable to similar data made available by our competitors or other retailers.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30 and December 31 and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31 and June 30 of each year.  Our other brands are not significantly impacted by the season.

The following table summarizes our quarterly net sales and income (loss) from operations:

	FY 2016
	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015	Quarter Ending December 31, 2015	Quarter Ending March 31, 2016
Net sales	$213,805	$486,855
(Loss) income from operations	$(63,708)	$51,213

	FY 2015
	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014	Quarter Ended March 31, 2015
Net sales	$211,469	$480,273	$784,678	$340,637
(Loss) income from operations	$(50,482)	$59,583	$214,581	$737

With the large growth in the UGG brand over the past several years, net sales in the quarters ending September 30 and December 31 have exceeded net sales in the quarters ending March 31 and June 30.  We currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties. See Part II, Item 1A, “Risk Factors” in this Quarterly Report for a further discussion of these risks and uncertainties.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2015		2014		Change
	Amount	%	Amount	%	Amount	%
Net sales	$486,855	100.0%	$480,273	100.0%	$6,582	1.4%
Cost of sales	272,742	56.0	256,400	53.4	16,342	6.4
Gross profit	214,113	44.0	223,873	46.6	(9,760)	(4.4)
Selling, general and administrative expenses	162,900	33.5	164,290	34.2	(1,390)	(0.8)
Income from operations	51,213	10.5	59,583	12.4	(8,370)	(14.0)
Other expense, net	1,371	0.3	1,941	0.4	(570)	(29.4)
Income before income taxes	49,842	10.2	57,642	12.0	(7,800)	(13.5)
Income tax expense	13,465	2.8	16,912	3.5	(3,447)	(20.4)
Net income	$36,377	7.4%	$40,730	8.5%	$(4,353)	(10.7)%

Overview.  Net sales increased primarily due to an increase in UGG brand and other brands wholesale sales, and DTC sales, partially offset by a decrease in Teva and Sanuk brands wholesale sales. The decrease in income from operations resulted primarily from lower gross profit caused by foreign currency exchange rate fluctuations.

Net Sales.  The following tables summarize net sales by location and net sales by brand, and distribution channel:

	Three Months Ended September 30,
			Change
	2015	2014	Amount	%
Net sales by location:
US	$301,524	$289,098	$12,426	4.3%
International	185,331	191,175	(5,844)	(3.1)
Total	$486,855	$480,273	$6,582	1.4%
Net sales by brand and channel:
UGG:
Wholesale	$344,659	$339,799	$4,860	1.4%
Direct-to-Consumer	76,386	77,300	(914)	(1.2)
Total	421,045	417,099	3,946	0.9
Teva:
Wholesale	14,103	17,603	(3,500)	(19.9)
Direct-to-Consumer	3,810	3,135	675	21.5
Total	17,913	20,738	(2,825)	(13.6)
Sanuk:
Wholesale	13,324	15,955	(2,631)	(16.5)
Direct-to-Consumer	3,961	3,032	929	30.6
Total	17,285	18,987	(1,702)	(9.0)
Other brands:
Wholesale	28,153	22,117	6,036	27.3
Direct-to-Consumer	2,459	1,332	1,127	84.6
Total	30,612	23,449	7,163	30.5
Total	$486,855	$480,273	$6,582	1.4%

Direct-to-Consumer	$86,616	$84,799	$1,817	2.1%

In order to provide a framework for assessing how our underlying businesses performed, excluding the effect of foreign currency rate fluctuations, throughout this Quarterly Report we provide certain financial information on a “constant currency basis,” which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. We believe that evaluating certain financial and operating measures, such as net sales, net income (loss) and operating segment information, on a constant currency basis is important as it facilitates management’s comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency rate fluctuations that are not indicative of our core operating results and are largely outside of our control. However, constant currency measures should not be considered in isolation or as an alternative to US dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with US generally accepted accounting principles (US GAAP).

The increase in overall net sales was due to an increase in UGG brand and other brands wholesale sales and DTC sales, partially offset by a decrease in Teva and Sanuk brands wholesale sales. The largest impact on overall net sales was the increase in other brands total sales, primarily the Hoka brand. On a constant currency basis, overall net sales increased 5.4% to approximately $506,000. We experienced an increase in the number of pairs sold in the UGG brand wholesale, other brands wholesale and DTC segments, partially offset by a decrease in the number of pairs sold in the Teva and Sanuk brands wholesale segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 4.2% to approximately 7,500 pairs sold for the three months ended September 30, 2015 from approximately 7,200 pairs for the three months ended September 30, 2014.

Wholesale net sales of our UGG brand increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in weighted average selling price per pair. The decrease in average selling price was primarily due to the negative impact of foreign currency exchange rate fluctuations, as well as a shift in sales from the wholesale to the distributor channel. For UGG wholesale net sales, the increase in the volume of pairs sold had an impact of approximately $25,000, offset in part by a decrease in average selling price of approximately $21,000. On a constant currency basis, wholesale net sales of our UGG brand increased 5.5% to approximately $358,000.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in average selling price.  The increase in average selling price was primarily due to a shift in product mix and a decreased impact from closeout sales. For Teva brand wholesale net sales, the decrease in the volume of pairs sold had an impact of approximately $4,000, offset in part by an increase in average selling price of approximately $1,000.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the volume of pairs sold. For Sanuk wholesale net sales, the decrease in the volume of pairs sold had an impact of approximately $2,000.

The increase in other brands net sales, primarily the Hoka brand, was due to an increase in the volume of pairs sold, partially offset by a decrease in the average selling price. For Hoka brand wholesale net sales, the increase in volume of pairs sold had an impact of approximately $8,000, offset in part by the decrease in average selling price of approximately $2,000, reflecting a shift in product mix.
Net sales of our DTC segment increased by 2.1% to approximately $86,600 primarily due to an increase in net sales from our E-Commerce business of approximately $4,000, partially offset by a decrease in net sales from our retail store business of approximately $2,000. The increase in total DTC net sales was primarily the result of an increase in the number of pairs sold, offset in part by a decrease in the weighted-average selling price per pair. The decrease in the average selling price was primarily due to foreign currency exchange rate fluctuations. On a constant currency basis, total DTC net sales increased by 7.5% to approximately $91,000.
Comparable DTC sales on a constant currency basis for the thirteen weeks ended September 27, 2015 decreased 5.2% compared to the same period in 2014. The decrease in comparable DTC sales was primarily the result of a decrease in comparable retail store sales, largely offset by an increase in comparable sales from E-Commerce operations. The decrease in comparable DTC sales was primarily due to declining traffic trends in at our large, domestic tourist destination stores, which we attribute to the continuing strength of the US dollar, as well as a shift in product mix, whereby we sold more casual styles, which carry lower average price points. This decrease was largely offset by the continued shift in customer buying behavior from in store to online.

International sales, which are included in the segment sales above, for all of our products combined, decreased by 3.1% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease in international sales was primarily due to foreign currency exchange rate fluctuations that resulted in decreases of approximately $7,000 for UGG brand and $1,000 for Teva brand products, partially offset by an increase of approximately $2,000 in other brand products, primarily the Hoka brand. On a constant currency basis, international sales increased by 7.1% to approximately $205,000. International sales represented 38.1% and 39.8% of worldwide net sales for the three months ended September 30, 2015 and 2014, respectively.

Foreign income before income taxes was $58,941 and $46,541 and worldwide income before income taxes was $49,842 and $57,642 for the three months ended September 30, 2015 and 2014, respectively. The increase in foreign income before income taxes was primarily due to an increase in compensation earned by our foreign-based global product sourcing organization which commenced operations on July 1, 2014, as well as lower foreign operating expenses as a result of amortization related to conversion of our Germany distributor in the prior period and expense reduction efforts.

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

Gross Profit.  Gross margin was 44.0% in the second quarter compared to 46.6% for the same period last year. The decline in gross margin was driven by the negative impact from foreign currency exchange rate fluctuations of approximately 210 basis points, higher closeout sales as a percentage of total sales, and higher sales discounts compared to the same period last year. This decline was partially offset by a higher proportion of higher margin DTC sales as a percentage of total sales and a shift in sales mix in the wholesale channel.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•
decreased international operations costs of approximately $5,000, primarily attributable to amortization related to conversion of our Germany distributor in the prior period as well as labor-related expenses;

•	decreased expenses of approximately $4,000 related to the impact of foreign currency exchange rate fluctuations in the current period compared to the prior period;

•	increased US distribution center costs of approximately $5,000, largely driven by beginning operations at our new distribution center in Moreno Valley; and

•	increased DTC costs of approximately $3,000, related to an impairment charge for five retail stores of approximately $2,200 and opening of new stores.

Income (loss) from Operations.  The following table summarizes operating income (loss) by segment:

	Three Months Ended September 30,
			Change
	2015	2014	Amount	%
UGG wholesale	$116,794	$123,029	$(6,235)	(5.1)%
Teva wholesale	(442)	(310)	(132)	(42.6)
Sanuk wholesale	(23)	2,684	(2,707)	(100.9)
Other brands wholesale	283	(571)	854	149.6
Direct-to-Consumer	(9,607)	968	(10,575)	(1,092.5)
Unallocated overhead costs	(55,792)	(66,217)	10,425	15.7
Total	$51,213	$59,583	$(8,370)	(14.0)%

The decrease in income from operations resulted primarily from lower gross margins attributable to foreign currency exchange rate fluctuations.  On a constant currency basis, income from operations increased by 9.1% to approximately $65,000.

The decrease in income from operations of UGG brand wholesale was primarily the result of the negative impact of foreign currency exchange rate fluctuations of approximately $13,000 on a constant currency basis, partially offset by an increase in net sales.

Loss from operations of Teva brand wholesale was comparable to the prior year period.

Sanuk brand wholesale had a loss from operations for the three months ended September 30, 2015 compared to income from operations for the three months ended September 30, 2014. This change was primarily due to the decrease in net sales as well as an increase in operating expenses of approximately $1,000. The increase in operating expenses was primarily attributable to a lower accretion credit related to a change in forecasted sales for contingent consideration.

The operating results of our other brands wholesale improved over the prior year period primarily due to an increase in net sales, partially offset by a 3.1% decrease in gross margin. The decrease in gross margin was primarily attributable to an increased impact from Hoka brand closeout sales and a shift in product mix.

Our DTC business had a loss from operations for the three months ended September 30, 2015 compared to income from operations for the three months ended September 30, 2014. This change was primarily due to an increase in DTC operating expenses of approximately $3,000, the negative impact of foreign currency exchange rate fluctuations of approximately $5,000 and the negative impact of DTC margins of approximately $3,000. These drivers of the change were partially offset by the positive impact of an increase in DTC sales on DTC operating results of approximately $1,000. The increase in DTC operating expenses was largely attributable to an impairment charge for five retail stores of approximately $2,200 as well as our new store openings.

The decrease in unallocated overhead costs was primarily due to a lower unfavorable impact of foreign currency exchange rate fluctuations in the current period compared to the prior period of approximately $10,000 and decreased international operations costs of $5,000, partially offset by increased US distribution center costs of approximately $5,000.

Refer to Note 11 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.

Other Expense, Net.  The decrease in total other expense, net was primarily due to a decrease in interest expense.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax benefit and effective income tax rates were as follows:

	Three Months Ended September 30,
	2015	2014
Income tax expense	$13,465	$16,912
Effective income tax rate	27.0%	29.3%

The decrease in the effective tax rate was primarily due to a change in the jurisdictional mix of expected annual pre-tax income.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of September 30, 2015, we had approximately $72,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated. We anticipate our effective tax rate for the fiscal year ending March 31, 2016 to be approximately 26.0%.

Net Income.  Our net income decreased as a result of the factors discussed above. Our income per share decreased primarily due to the decrease in net income partially offset by a reduction in the weighted-average common shares outstanding. The overall reduction in the weighted-average common shares outstanding was primarily the result of our share repurchases made during the 12 months ended September 30, 2015. Refer to Note 7 of our accompanying condensed consolidated financial statements and "Cash from Financing Activities" below for further discussion about our share repurchases.

Results of Operations

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

The following table summarizes our results of operations:

	Six Months Ended September 30,
	2015		2014		Change
	Amount	%	Amount	%	Amount	%
Net sales	$700,660	100.0%	$691,742	100.0%	$8,918	1.3%
Cost of sales	399,951	57.1	381,097	55.1	18,854	4.9
Gross profit	300,709	42.9	310,645	44.9	(9,936)	(3.2)
Selling, general and administrative expenses	313,204	44.7	301,544	43.6	11,660	3.9
(Loss) income from operations	(12,495)	(1.8)	9,101	1.3	(21,596)	(237.3)
Other expense, net	2,345	0.3	2,229	0.3	116	5.2
(Loss) income before income taxes	(14,840)	(2.1)	6,872	1.0	(21,712)	(315.9)
Income tax (benefit) expense	(3,890)	(0.5)	3,204	0.5	(7,094)	(221.4)
Net (loss) income	$(10,950)	(1.6)%	$3,668	0.5%	$(14,618)	(398.5)%

Overview.  Net sales increased primarily due to an increase in other brands wholesale and DTC sales, partially offset by a decrease in Sanuk, UGG and Teva brands wholesale sales attributable mostly to foreign currency exchange rate fluctuations. The loss from operations resulted primarily from the impact of foreign currency exchange rate fluctuations and higher selling, general and administrative expenses, partially offset by higher net sales.

Net Sales.  The following tables summarize net sales by location and net sales by brand, and distribution channel:

	Six Months Ended September 30,
			Change
	2015	2014	Amount	%
Net sales by location:
US	$435,998	$421,350	$14,648	3.5%
International	264,662	270,392	(5,730)	(2.1)
Total	$700,660	$691,742	$8,918	1.3%
Net sales by brand and channel:
UGG:
Wholesale	$411,081	$413,992	$(2,911)	(0.7)%
Direct-to-Consumer	124,459	126,448	(1,989)	(1.6)
Total	535,540	540,440	(4,900)	(0.9)
Teva:
Wholesale	51,169	53,268	(2,099)	(3.9)
Direct-to-Consumer	8,679	6,729	1,950	29.0
Total	59,848	59,997	(149)	(0.2)
Sanuk:
Wholesale	41,837	48,284	(6,447)	(13.4)
Direct-to-Consumer	8,903	6,683	2,220	33.2
Total	50,740	54,967	(4,227)	(7.7)
Other brands:
Wholesale	49,538	33,942	15,596	45.9
Direct-to-Consumer	4,994	2,396	2,598	108.4
Total	54,532	36,338	18,194	50.1
Total	$700,660	$691,742	$8,918	1.3%

Direct-to-Consumer	$147,035	$142,256	$4,779	3.4%

The increase in overall net sales was due to an increase in other brands wholesale and DTC sales for most brands, partially offset by a decrease in Sanuk, UGG and Teva brands wholesale sales attributable mostly to foreign currency exchange rate fluctuations. The largest impact on overall net sales was the increase in other brands total sales, primarily the Hoka brand. On a constant currency basis, net sales increased 5.1% to approximately $727,000. We experienced an increase in the number of pairs sold in the other brands wholesale, DTC and UGG brand wholesale segments, partially offset by a decrease in the number of pairs sold in the Sanuk and Teva brand wholesale segments.  This resulted in an increase in the overall volume of footwear sold for all brands of 1.5% to approximately 13,300 pairs sold for the six months ended September 30, 2015 from approximately 13,100 pairs for the six months ended September 30, 2014.

Wholesale net sales of our UGG brand decreased primarily due to a decrease in the weighted average selling price per pair, largely offset by an increase in volume of pairs sold. The decrease in average selling price was primarily due to the negative impact of foreign currency exchange rate fluctuations as well as a shift in product mix. For UGG wholesale net sales, the decrease in average selling price had an impact of approximately $14,000, offset in part by an increase in the volume of pairs sold of approximately $13,000. On a constant currency basis, wholesale sales of our UGG brand increased 3.1% to approximately $427,000.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in the weighted-average wholesale selling price per pair.  The increase in average selling price was primarily due to a shift in product mix and a decreased impact from closeout sales. For Teva brand wholesale net sales, the decrease in volume of pairs sold had an impact of approximately $4,000, offset in part by the increase in average selling price of approximately $1,000.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the volume of pairs sold. For Sanuk wholesale net sales, the decrease in the volume of pairs sold had an impact of approximately $5,000.

The increase in other brands net sales, primarily the Hoka brand, was due to an increase in the volume of pairs sold, partially offset by a decrease in the average selling price. For Hoka brand wholesale net sales, the increase in volume of pairs sold had an impact of approximately $18,000, offset in part by the decrease in average selling price of approximately $4,000, reflecting a shift in product mix.

Net sales of our DTC segment increased by 3.4% to approximately $147,000 primarily due to an increase in net sales from our E-Commerce business of approximately $7,000, partially offset by a decrease in net sales from our retail store business of approximately $2,000. The increase in total DTC net sales was primarily the result of an increase in the number of pairs sold, offset in part by a decrease in the weighted-average selling price per pair. The decrease in the average selling price was primarily due to foreign currency exchange rate fluctuations. On a constant currency basis, total DTC net sales increased by 8.6% to approximately $155,000.

Comparable DTC sales on a constant currency basis for the twenty-six weeks ended September 27, 2015 decreased 3.2% compared to the same period in 2014. The decrease in comparable DTC sales was primarily the result of a decrease in comparable retail store sales, largely offset by an increase in comparable sales from E-Commerce operations. The decrease in comparable DTC sales was primarily due to declining traffic trends in our large, domestic tourist destination stores, which we attribute to the continuing strength of the US dollar, as well as a shift in product mix, whereby we sold more casual styles, which carry lower average price points. This decrease was largely offset by the continued shift in customer buying behavior from in store to online.

International sales, which are included in the segment sales above, for all of our products combined, decreased by 2.1% for the six months ended September 30, 2015 as compared to the six months ended September 30, 2014. The decrease in international sales was primarily due to decreases of approximately $9,000 for UGG brand and $2,000 for Sanuk brand products attributable mostly to foreign currency exchange rate fluctuations. The net sales decrease was partially offset by increases of approximately $4,000 and $1,000 in other brands, largely Hoka and the Teva brand, respectively. On a constant currency basis, international sales increased by 7.5% to approximately $291,000. International sales represented 37.8% and 39.1% of worldwide net sales for the six months ended September 30, 2015 and 2014, respectively.

We expect that our foreign income before income taxes will continue to fluctuate from year to year based on several factors, including our expansion initiatives. In addition, we believe that the continued evolution and geographic scope of the UGG brand, our continuing strategy to enhance product diversification, and the expected growth in our international DTC business, will result in increases in foreign income before income taxes as a percentage of worldwide income before income taxes in future years.

Gross Profit.  Gross margin was 42.9% in the six months ended September 30, 2015 compared to 44.9% for the same period last year. The decline in gross margin was driven by a negative impact from foreign currency exchange rate fluctuations of approximately 210 basis points caused by the strengthening of the US dollar, and higher closeouts as a percentage of total sales. This decline was partially offset by a higher proportion of higher margin DTC sales as a percentage of total sales and a shift of the sales mix in the wholesale channel.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•	increased US distribution center costs of approximately $7,000, largely driven by beginning operations at our new distribution center in Moreno Valley;

•	increased DTC costs of approximately $6,000, largely related to new retail stores opened subsequent to September 30, 2014 and an impairment charge for five retail stores of approximately $2,200;

•	an increase in our accounts receivable allowances of approximately $3,000, reflecting our ongoing assessments of credit risks;

•	increased expenses of approximately $3,000 for marketing and promotions, largely related to the Hoka brand;

•	decreased international operations costs of approximately $4,000, primarily attributable to amortization related to conversion of our Germany distributor in the prior period; and

•	decreased expenses of approximately $4,000 related to the impact of foreign currency exchange rate fluctuations in the current period compared to the prior period.

(Loss) Income from Operations.  The following table summarizes operating income (loss) by segment:

	Six Months Ended September 30,
			Change
	2015	2014	Amount	%
UGG wholesale	$113,414	$125,722	$(12,308)	(9.8)%
Teva wholesale	5,432	4,472	960	21.5
Sanuk wholesale	5,325	9,589	(4,264)	(44.5)
Other brands wholesale	(3,717)	(4,582)	865	18.9
Direct-to-Consumer	(24,812)	(14,074)	(10,738)	(76.3)
Unallocated overhead costs	(108,137)	(112,026)	3,889	3.5
Total	$(12,495)	$9,101	$(21,596)	(237.3)%

The loss from operations resulted primarily from higher selling, general and administrative expenses as well as lower gross margin attributable to foreign currency exchange rate fluctuations, partially offset by higher net sales.  On a constant currency basis, income from operations decreased by 73.3% to approximately $2,000.

The decrease in income from operations of UGG brand wholesale was primarily the result of the negative impact of foreign currency exchange rate fluctuations of approximately $13,000 on a constant currency basis as well as an increase in operating expenses of approximately $3,000. The increase in operating expenses was primarily due to increased allowances for credit risks.

The increase in income from operations of Teva brand wholesale was primarily the result of a 2.3% increase in gross margin. The increase in gross margin was primarily due to the decreased impact of closeout sales.

The decrease in income from operations of Sanuk brand wholesale was primarily due to a decrease in net sales as well as a 4.3% decrease in gross margin. The decrease in gross margin was largely attributable to an increased impact from closeout sales.

Loss from operations of our other brands wholesale decreased from the prior year period primarily due to an increase in net sales, partially offset by an increase in operating expenses of approximately $3,000 as well as a 2.8% decrease in gross margin. The increase in operating expenses was largely attributable to marketing and promotions for the Hoka brand. The decrease in gross margin was primarily attributable to an increased impact from Hoka brand closeout sales.

The increase in loss from operations of our DTC business compared to the prior year period was primarily the result of an increase in DTC operating expenses of approximately $6,000, the negative impact of foreign currency exchange rate fluctuations of approximately $4,000 and a negative impact of a decrease in DTC margins of approximately $4,000. These drivers of the change were partially offset by a positive impact of an increase in DTC sales on DTC operating results of approximately $3,000. The increase in DTC operating expenses was largely attributable to our new store openings as well as an impairment charge for five retail stores of approximately $2,200.

The decrease in unallocated overhead costs was primarily due to a lower unfavorable impact of foreign currency exchange rate fluctuations in the current period compared to the prior period of approximately $8,000 and decreased international operations costs of $4,000, partially offset by increased US distribution center costs of approximately $7,000.

Refer to Note 11 to our accompanying condensed consolidated financial statements for a discussion of our reportable segments.

Other Expense, Net.  Total other expense, net was comparable to the prior period.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax benefit and effective income tax rates were as follows:

	Six Months Ended September 30,
	2015	2014
Income tax (benefit) expense	$(3,890)	$3,204
Effective income tax rate	26.2%	46.6%

The decrease in the effective tax rate was primarily due to a change in the jurisdictional mix of expected annual pre-tax income.  Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. We anticipate our effective tax rate for the fiscal year ending March 31, 2016 to be approximately 26.0%.

Net Loss.  We had a net loss for the six months ended September 30, 2015 compared to net income for the six months ended September 30, 2014, which was a result of the factors discussed above. Our loss per share was due to the net loss as well as a reduction in the weighted-average common shares outstanding. The overall reduction in the weighted-average common shares outstanding was primarily the result of our share repurchases made during the 12 months ended September 30, 2015. Refer to Note 7 of our accompanying condensed consolidated financial statements and Cash from Financing Activities below for further discussion about our share repurchases.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and, as needed, the credit available under our credit facilities.  In an economic recession or under other adverse economic conditions, our cash generated from operations may decline, and we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, or renew or access our existing credit.  These factors may impact our working capital reserves and have a material adverse effect on our business.

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

The following table summarizes our cash flows:

	Six Months Ended September 30,
			Change
	2015	2014	Amount	%
Net cash used in operating activities	$(328,387)	$(259,370)	$(69,017)	(26.6)%
Net cash used in investing activities	$(38,749)	$(47,979)	$9,230	19.2%
Net cash provided by financing activities	$241,484	$180,385	$61,099	33.9%

Cash from Operating Activities.  Net cash used in operating activities for the six months ended September 30, 2015 resulted primarily from an increase in inventories and trade accounts receivable. The increase in inventory was primarily related to efforts to manage inventory levels relative to expected future sales. The increase in trade accounts receivable was primarily related to increased wholesale sales in the last half of the three months ended September 30, 2015 as compared to the last half of the three months ended September 30, 2014. These increases in cash used in operating activities were partially offset by an increase in trade accounts payable. The increase in trade accounts payable was primarily due to the timing of inventory purchases and payments. Net working capital decreased as of September 30, 2015 from March 31, 2015, primarily as a result of higher short-term borrowings, higher trade accounts payable and lower cash and cash equivalents, partially offset by higher inventories and higher trade accounts receivable, net. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

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

Wholesale accounts receivable turnover decreased to 6.0 times in the 12 months ended September 30, 2015 compared to 6.5 times for 12 months ended September 30, 2014, primarily due to the impact of higher average accounts receivable balances outweighing the impact of the increase in wholesale sales.

Inventory turnover was relatively unchanged at 2.6 times in the 12 months ended September 30, 2015 compared to 2.7 times in the 12 months ended September 30, 2014.

Cash from Investing Activities.  Net cash used in investing activities for the six months ended September 30, 2015 resulted from the purchases of property and equipment as well as our acquisition of the Koolaburra brand, partially offset by proceeds from the sale of the assets of the MOZO brand. The capital expenditures were primarily related to infrastructure improvements to support our Omni-Channel transformation and international expansion, the build out of our new retail stores and distribution center, and purchases of computer hardware and software. For the six months ended September 30, 2014, net cash used in investing activities resulted primarily from the purchases of property and equipment and purchase of intangible and other assets, net. The capital expenditures were primarily related to the build out of our distribution center and retail stores, infrastructure improvements to support our Omni-Channel transformation and international expansion, and purchases of computer hardware and software. The purchase of tangible, intangible and other assets, net was related to the acquisition of our UGG brand distributor that sold to retailers in Germany.

As of September 30, 2015, we had approximately $5,000 of material commitments for future capital expenditures primarily related to tenant improvements for retail store space in Japan and China. We estimate that the remaining capital expenditures for fiscal year 2016, including the aforementioned commitments will range from approximately $35,000 to $40,000. We anticipate these expenditures will primarily include information technology and related infrastructure improvements to support our Omni-Channel transformation and international expansion, the build out of our DTC business, and equipment costs of our new distribution center. The actual amount of capital expenditures may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the six months ended September 30, 2015, net cash provided by financing activities was comprised primarily of net short-term borrowings provided on our lines of credit, partially offset by cash paid for repurchases of common stock. For the six months ended September 30, 2014, net cash provided by financing activities was comprised primarily of net short-term borrowings provided on our lines of credit and funding received from the mortgage obtained on our corporate headquarters property.

In January 2015, we approved a new stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. Under this program, during the six months ended September 30, 2015 we repurchased approximately 979,000 shares, for approximately $69,201, or an average price of $70.69 per share. Through September 30, 2015, we had repurchased approximately 1,356,000 shares under this program, for approximately $97,100, or an average price of $71.64 per share, leaving the remaining approved amount at approximately $102,900.

In August 2015, we entered into Amendment 1 to the Second Amended and Restated Credit Agreement to add certain foreign subsidiaries as borrowers and guarantors. During the quarter ended September 30, 2015, the Company borrowed $295,000 and repaid $26,000. At September 30, 2015, we had outstanding borrowings of $307,000 under the Second Amended and Restated Credit Agreement and outstanding letters of credit of approximately $100, leaving an unused balance of approximately $92,900 under the Second Amended and Restated Credit Agreement. At September 30, 2015, the adjusted London Interbank Offered Rate (LIBOR) for 30 days of 0.19%, and the weighted average interest rate was 1.46%. As of September 30, 2015, we were in compliance with all covenants and we remain in compliance as of November 9, 2015. Subsequent to September 30, 2015, we borrowed $30,000 and repaid $45,000, resulting in a total outstanding balance of $292,000 under the Second Amended and Restated Credit Agreement through November 9, 2015.

At September 30, 2015, we had approximately $9,300 of outstanding borrowings under the Amended China Credit Facility included in short-term borrowings and other long-term liabilities in the condensed consolidated balance sheet. Interest is based on the People’s Bank of China rate, which was 4.60% at September 30, 2015. Subsequent to September 30, 2015, the Amended China Credit Facility was amended (Second Amended China Credit Facility) to include an increase in the uncommitted revolving line of credit of up to CNY 150,000, or approximately $24,000, including a sublimit of CNY 50,000, or approximately $8,000, for our fully owned subsidiary, Deckers Footwear (Shanghai) Co., LTD.

In July 2014, we obtained a mortgage on our corporate headquarters property for approximately $33,900.  At September 30, 2015 the outstanding balance under the mortgage was $33,400. The mortgage has a fixed interest rate of 4.928%.  Payments include interest and principal in an amount that will amortize the principal balance over a 30 year period. Minimum principal payments over the next 5 years are approximately $2,800. The loan will mature and have a balloon payment due in 15 years from the inception date of approximately $23,400.  The loan was used for working capital and other general corporate purposes. In December 2014, the mortgage financial covenants were amended to be consistent with the financial covenants of the Second Amended and Restated Credit Agreement.

Contractual Obligations.  There were no material changes to the contractual obligations, contingent consideration liabilities or unrecognized tax benefits reported in our Annual Report on Form 10-K, other than those which occurred in the ordinary course of business.

Liquidity Requirements. We believe that internally generated funds, the available borrowings under our existing credit facilities, and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months and the foreseeable future.  However, risks and uncertainties that could impact our ability to maintain our cash position include our growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, the impact of commodity costs including for sheepskin, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to generate returns on our acquisitions of businesses, and market volatility, among others.  See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for a discussion of additional factors that may affect our working capital position.  Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing credit facilities.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  Additional indebtedness could further result in incurring additional debt service obligations, including additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments used in the preparation of our condensed consolidated financial statements, see Note 1 to our consolidated financial statements in Part IV of our Annual Report on Form 10-K, for the fiscal year ended March 31, 2015 filed with the SEC on June 1, 2015 (Annual Report on Form 10-K). There have been no changes to our critical accounting policies since March 31, 2015.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which provides for a one year deferral of the effective date of ASU No. 2014-09, as well as early application, which will be effective for the Company on April 1, 2017.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This ASU is effective for the Company on April 1, 2016, with early adoption permitted. On August 18, 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to continue to present debt issuance costs related to line of credit arrangements as deferred charges. The adoption of ASU No. 2015-03 and ASU No. 2015-15 will not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Current US GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market, most commonly the current replacement cost. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The Company is evaluating the effect that ASU No. 2015-11 will have on its condensed consolidated financial statements and related disclosures, but believes it will not have a material impact.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an entity recognize adjustments to provisional amounts that are recorded at the acquisition date of a business combination in current period earnings prospectively. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date which, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The standard also requires separate presentation on the face of the income statement or disclosure in the notes the portion of the amount recorded in current period earnings by line item. Prior to the issuance of the standard, such adjustments to provisional amounts were recognized retrospectively. This ASU is effective for the Company on April 1, 2016, with early adoption permitted. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin.  The supply of sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required.  There have been significant changes in the price of sheepskin in recent years as the demand from our competitors, as well as the demand from our customers, for this commodity has changed.  Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, global economic conditions, and other factors which are not considered predictable or within our control.  Beginning in 2013, in an effort to reduce our dependency on sheepskin, we began using a new raw material, UGGpureTM, in some of our UGG products. In addition, we use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices.  The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our condensed consolidated balance sheets.  In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact on our margins.

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. As of November 9, 2015, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

We utilize forward currency exchange contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate for a portion of the amounts we expect to purchase and sell in foreign currencies. As of September 30, 2015, our designated derivative contracts had notional amounts totaling approximately $47,000, held by four counterparties, which are expected to mature over the next 6 months and had a non-designated derivative contract with a notional amount of approximately $8,000, held by one counterparty, which is expected to mature over the next quarter. During the three and six months ended September 30, 2015, the Company settled foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $30,000 that were entered into in previous periods. During the three and six months ended September 30, 2015, we entered into, and settled, non-designated derivative contracts with total notional amounts of approximately $63,000, and $105,000, respectively. Based upon sensitivity analysis as of September 30, 2015, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $6,000. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign exchange currency exposures. We do not use foreign currency contracts for trading purposes. Subsequent to September 30, 2015, we entered into foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $48,000, which are expected to mature over the next 18 months, and non-designated derivative contracts with notional amounts totaling approximately $83,000, which are expected to mature over the next 3 months. All hedging contracts held as of November 9, 2015 were held by a total of nine counterparties.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our European and Asian operations.  Approximately $188,000, or 26.8%, of our total net sales for the six months ended September 30, 2015 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income (loss).  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Second Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At September 30, 2015, the adjusted London Interbank Offered Rate (LIBOR) for 30 days of 0.19%, and our weighted average interest rate was 1.46%. A 1.0% increase in interest rates on these borrowings during the current period would not have a material impact on income before income taxes. Our China Credit Facility provides for interest on outstanding borrowings at rates based on the People’s Bank of China rate, which was 4.60% at September 30, 2015 (see Note 4 to our accompanying condensed consolidated financial statements in Part I Item 1 of this Quarterly Report).

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the legal proceedings disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2015, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. The following table reflects repurchase activity for the six months ended September 30, 2015:

	Total number of shares purchased*	Average price paid per share	Approximate dollar value of shares added/(purchased)	Approximate dollar value of shares that may yet be purchased
March 31, 2015				$172,100
June 2015	625	$72.69	$(45,400)	$126,700
July 2015	—	$—	$—	$126,700
August 2015	321	$67.68	$(21,700)	$105,000
September 2015	33	$62.32	$(2,100)	$102,900
Total	979	$70.69

* All shares purchased were purchased as part of a publicly announced program in open-market transactions.

Since inception of the program the Company had repurchased approximately 1,356,000 shares under this program, for approximately $97,100, or an average price of $71.64 per share, leaving the remaining approved amount at approximately $102,900.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Deckers Outdoor Corporation (Exhibit 3.1 to the Registrant’s Form 8-K filed on September 16, 2015 and incorporated by reference herein)
10.1	Deckers Outdoor Corporation 2015 Employee Stock Purchase Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
10.2	Deckers Outdoor Corporation 2015 Stock Incentive Plan (Appendix B to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date:	November 9, 2015	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer