Form 10-Q
period 2015-12-31
DECKERS OUTDOOR CORP
filed 2016-02-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2015

Commission File Number: 1-36436

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

As of February 5, 2016, the registrant had 32,429,269 shares of its $0.01 par value common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) and the information and documents incorporated by reference in this Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position and market opportunities. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report and the information and documents incorporated by reference in this Quarterly Report contain forward-looking statements relating to, among other things:

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channel, and geographic mix;

•	the success of new products, brands, and growth initiatives;

•	the impact of seasonality and weather on our operations;

•	expectations regarding our net sales and earnings growth and other financial metrics;

•	our development of worldwide distribution channels;

•	trends affecting our financial condition, results of operations, or cash flows;

•	our expectations for expansion of our Direct-to-Consumer capabilities;

•	overall global economic trends including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage;

•	the availability and cost of raw materials; and

•	the impact of recent accounting pronouncements.

Forward-looking statements represent our management's current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission (SEC) on June 1, 2015 (Annual Report on Form 10-K), as well as in our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements. You should read this Quarterly Report, together with our Annual Report on Form 10-K and the information and documents incorporated by reference therein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

We qualify all of our forward-looking statements with these cautionary statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except par value)

	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$263,009	$225,143
Trade accounts receivable, net of allowances ($38,849 at December 31, 2015 and $18,218 at March 31, 2015)	195,323	143,105
Inventories	370,608	238,911
Prepaid expenses	17,783	15,141
Other current assets	56,096	35,057
Income taxes receivable	—	15,170
Deferred tax assets	8,556	14,066
Total current assets	911,375	686,593
Property and equipment, net of accumulated depreciation ($156,344 at December 31, 2015 and $129,002 at March 31, 2015)	245,400	232,317
Goodwill	127,934	127,934
Other intangible assets, net of accumulated amortization ($43,702 at December 31, 2015 and $37,316 at March 31, 2015)	85,220	87,743
Deferred tax assets	15,105	15,017
Other assets	23,117	20,329
Total assets	$1,408,151	$1,169,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of mortgage payable	$23,544	$5,383
Trade accounts payable	192,244	85,714
Accrued payroll	14,330	27,300
Other accrued expenses	58,297	41,066
Income taxes payable	15,596	6,858
Value added tax payable	15,898	1,221
Total current liabilities	319,909	167,542

Long-term liabilities:
Mortgage payable	32,770	33,154
Income tax liability	6,204	5,087
Deferred rent obligations	16,612	15,663
Other long-term liabilities	14,148	11,475
Total long-term liabilities	69,734	65,379

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.01 par value; 125,000 shares authorized; shares issued and outstanding of 32,381 at December 31, 2015 and 33,292 at March 31, 2015	324	333
Additional paid-in capital	164,413	158,777
Retained earnings	875,151	798,370
Accumulated other comprehensive loss	(21,380)	(20,468)
Total stockholders’ equity	1,018,508	937,012
Total liabilities and stockholders' equity	$1,408,151	$1,169,933

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales	$795,902	$784,678	$1,496,562	$1,476,420
Cost of sales	404,885	369,539	804,836	750,636
Gross profit	391,017	415,139	691,726	725,784
Selling, general and administrative expenses	188,517	200,558	501,721	502,102
Income from operations	202,500	214,581	190,005	223,682
Other expense (income), net:
Interest income	(49)	(38)	(230)	(122)
Interest expense	2,075	1,308	4,642	3,746
Other, net	(184)	(5)	(225)	(130)
Total other expense, net	1,842	1,265	4,187	3,494
Income before income taxes	200,658	213,316	185,818	220,188
Income tax expense	43,737	56,610	39,847	59,814
Net income	156,921	156,706	145,971	160,374
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedging	1,417	(682)	981	759
Foreign currency translation adjustment	(3,568)	(6,647)	(1,893)	(11,147)
Total other comprehensive loss, net	(2,151)	(7,329)	(912)	(10,388)
Comprehensive income	$154,770	$149,377	$145,059	$149,986

Net income per share:
Basic	$4.85	$4.54	$4.47	$4.64
Diluted	$4.78	$4.50	$4.40	$4.59
Weighted-average common shares outstanding:
Basic	32,341	34,537	32,655	34,598
Diluted	32,843	34,853	33,157	34,912

 See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$145,971	$160,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	38,127	37,808
Change in fair value of contingent consideration	(4,451)	(1,559)
Provision for doubtful accounts, net	3,225	987
Deferred tax provision	4,823	1,342
Stock compensation	5,417	9,450
Gain on sale of assets	(938)	—
Impairment of long-lived assets	6,773	—
Other	197	2,835
Changes in operating assets and liabilities:
Trade accounts receivable	(56,819)	(83,207)
Inventories	(130,844)	(81,742)
Prepaid expenses and other current assets	(22,411)	(29,481)
Income tax receivable	17,121	2,303
Other assets	(2,650)	(918)
Trade accounts payable	106,425	94,365
Contingent consideration	(797)	(364)
Accrued expenses	22,984	33,508
Income taxes payable	8,738	44,444
Long-term liabilities	4,740	3,400
Net cash provided by operating activities	145,631	193,545
Cash flows from investing activities:
Purchases of property and equipment	(50,535)	(66,663)
Purchases of tangible, intangible, and other assets, net	(4,700)	(9,489)
Proceeds from sale of assets	2,435	—
Net cash used in investing activities	(52,800)	(76,152)
Cash flows from financing activities:
Proceeds from issuance of short-term borrowings	386,200	199,784
Repayments of short-term borrowings	(367,896)	(201,706)
Cash paid for shares withheld for taxes	(1,790)	(3,956)
Excess tax benefit from stock compensation	59	1,614
Cash paid for repurchases of common stock	(69,201)	(13,306)
Contingent consideration paid	(161)	(115)
Loan origination costs on short-term borrowings	(59)	(818)
Proceeds from mortgage loan	—	33,931
Mortgage loan origination costs	—	(338)
Repayment of mortgage principal	(365)	(157)
Net cash (used in) provided by financing activities	(53,213)	14,933

Effect of exchange rates on cash	(1,752)	(7,972)
Net change in cash and cash equivalents	37,866	124,354
Cash and cash equivalents at beginning of period	225,143	245,088
Cash and cash equivalents at end of period	$263,009	$369,442

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(Continued)

	Nine Months Ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$8,739	$10,089
Interest	$2,151	$2,660
Non-cash investing and financing activities:
Accrued for purchases of property and equipment	$3,086	$2,593
Accrued for asset retirement obligations	$933	$297
Accrued for shares withheld for taxes	$—	$1,713

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

Note 1. General

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years or other interim periods.  Deckers Outdoor Corporation (also referred to as the Company) is a global leader in designing, marketing and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high performance activities.  The Company’s business is seasonal, with the highest percentage of UGG® brand net sales occurring in the quarters ending September 30 and December 31 and the highest percentage of Teva® and Sanuk® brands net sales occurring in the quarters ending March 31 and June 30 of each year.  The other brands do not have a significant seasonal impact on the Company.

In July 2014, the Company acquired its UGG brand distributor that sold to retailers in Germany and has since been operated as a wholesale business in Germany through the acquired subsidiary. The acquisition included certain intangible and tangible assets and the assumption of liabilities. The purchase price of the acquisition was not material to the Company’s condensed consolidated financial statements.

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

In February 2016 the Company announced a brand realignment plan that includes the closure of facilities and employee relocation and severance costs, as well as the sale of the TSUBO brand. Refer to Note 13 for further information.

The Company sells its products through quality domestic retailers and international distributors and retailers, as well as directly to end-user consumers through the Direct-to-Consumer (DTC) reporting segment.  Independent third parties manufacture all of the Company's products.

As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company’s annual consolidated financial statements and footnotes thereto.  Refer to the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for further information.

Change in Segment Reporting

During the first quarter of fiscal year 2016, the Company changed its reportable operating segments to combine the previously separated E-Commerce and retail store operating components into one DTC reportable operating segment. After the reorganization, the Company has five reportable operating segments including the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, other brands, and the DTC business. All prior period amounts have been adjusted retrospectively to reflect these operating segment changes. These changes had no impact on consolidated net sales or operating income. See Note 11 “Business Segments” and Item 2 of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further disclosure and discussion.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Note 2.  Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill	Other Intangible Assets, Net
Balance at March 31, 2015	$127,934	$87,743
Purchase of intangible assets	—	3,800
Amortization expense	—	(6,578)
Changes in foreign currency exchange rates	—	255
Balance at December 31, 2015	$127,934	$85,220

The Company’s goodwill by segment is as follows:

	December 31, 2015	March 31, 2015
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	7,889	7,889
Total	$127,934	$127,934

Note 3. Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses, income taxes receivable, other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable and value added taxes payable approximate the carrying values due to the relatively short maturities of these instruments.  The fair values of the Company’s long-term liabilities, other than contingent consideration, recalculated using current interest rates, would not significantly differ from the carrying values.  The fair value of the contingent consideration related to acquisitions and the Company’s derivatives are measured and recorded at fair value on a recurring basis.  Changes in the fair value of contingent consideration resulting from either accretion or changes in discount rates or in the expectations of achieving the performance targets are recorded in selling, general and administrative (SG&A) expenses. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis.  For each plan year, on behalf of the Company, the Company’s Board of Directors (the Board) may, but is not required to, contribute any amount it desires to any participant under this program.  The Company’s contribution will be determined by the Board annually.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program.  The assets of the trust are reported in other assets on the Company’s condensed consolidated balance sheets.  Deferred compensation of $425 and $540 is included in other accrued expenses and $6,076 and $5,041 is included in other

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

long-term liabilities in the condensed consolidated balance sheets at December 31, 2015 and March 31, 2015, respectively.

The inputs used in measuring fair value are prioritized into the following hierarchy:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.

The assets and liabilities that are measured on a recurring basis at fair value are summarized as follows:

	Fair value at December 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Nonqualified deferred compensation asset	$6,007	$6,007	$—	$—
Nonqualified deferred compensation liability	$(6,501)	$(6,501)	$—	$—
Designated derivatives asset	$1,600	$—	$1,600	$—
Designated derivatives liability	$(524)	$—	$(524)	$—
Contingent consideration for acquisition of business	$(20,300)	$—	$—	$(20,300)

	Fair value at March 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Nonqualified deferred compensation asset	$5,581	$5,581	$—	$—
Nonqualified deferred compensation liability	$(5,581)	$(5,581)	$—	$—
Designated derivatives liability	$(487)	$—	$(487)	$—
Contingent consideration for acquisition of business	$(26,000)	$—	$—	$(26,000)

The Level 2 inputs consist of forward spot rates at the end of the reporting period.

The fair value of the contingent consideration is based on subjective assumptions.  It is reasonably possible the estimated fair value of the contingent consideration could change in the near-term and the effect of the change could be material.

Sanuk®

The fair value of the contingent consideration attributable to the Company's Sanuk® (Sanuk) brand acquisition is based on the Sanuk brand's gross profit in calendar year 2015.  As of December 31, 2015, the final contingent consideration payment of approximately $19,700, which is 40.0% of the Sanuk brand gross profit in calendar year 2015, is to be paid within 60 days after December 31, 2015.  As of December 31, 2015, the contingent consideration for the acquisition of the Sanuk brand is included in other accrued expenses in the condensed consolidated balance sheets (see Note 6).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

Hoka One One®

In connection with the Company’s acquisition of the Hoka One One® (Hoka) brand, the purchase price included contingent consideration with maximum payments of $2,000, which is based on the Hoka brand’s net sales for calendar years 2013 through 2017, of which approximately $1,400 has been paid. The Company estimates future net sales using a probability weighted-average sales forecast to determine a best estimate.  Estimated future contingent consideration payments of approximately $600 are included in other accrued expenses in the condensed consolidated balance sheet as of December 31, 2015. The Company’s use of different estimates and assumptions is not expected to have a material impact on the value of the contingent consideration.

Refer to Note 6 for further information on the contingent consideration arrangements.

The following table presents a reconciliation of the Level 3 measurement (rounded):

Balance at March 31, 2015	$26,000
Payments	(1,000)
Change in fair value	(4,700)
Balance at December 31, 2015	$20,300

Note 4.  Notes Payable and Long Term Debt

In August 2015, the Company entered into Amendment 1 to the Second Amended and Restated Credit Agreement (Second Amended and Restated Credit Agreement, as amended) to add certain foreign subsidiaries as borrowers and guarantors. During the quarter ended December 31, 2015, the Company borrowed $30,000 and repaid $337,000. At December 31, 2015, the Company had no outstanding borrowings under the Second Amended and Restated Credit Agreement, as amended and outstanding letters of credit of approximately $700.  As a result, the unused balance under the Second Amended and Restated Credit Agreement, as amended was approximately $399,300 at December 31, 2015. The amount available to borrow after applying the total adjusted leverage ratio under the Second Amended and Restated Credit Agreement, as amended was approximately $373,500 at December 31, 2015.

In October 2015, the Amended China Credit Facility was amended (Second Amended China Credit Facility) to include an increase in the uncommitted revolving line of credit of up to CNY 150,000, or approximately $23,000, including a sublimit of CNY 50,000, or approximately $8,000, for the Company's fully owned subsidiary, Deckers Footwear (Shanghai) Co., LTD. During the quarter ended December 31, 2015, the Company borrowed approximately $13,700 under the Second Amended China Credit Facility for total outstanding borrowings of approximately $23,000 at December 31, 2015. Amounts outstanding are included in short-term borrowings in the condensed consolidated balance sheet at December 31, 2015. Interest is based on the People’s Bank of China rate, which was 4.35% at December 31, 2015.

Note 5.  Income Taxes

The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions.  When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which the Company believes it is more likely than not that the position will be sustained upon examination. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement. The portion of the benefits that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  With few exceptions, the Company is no longer subject to US federal, state, local, or non-US income tax examinations by tax authorities for years before 2011.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

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

The Company has ongoing income tax examinations in various state and foreign tax jurisdictions.  The Company had additional accruals for uncertain tax positions, net of federal tax benefit, of $1,463 at December 31, 2015, compared to $3,566 at March 31, 2015. The accrual relates to tax positions taken in prior years that are open to examination. The Company recorded accruals for interest and potential penalties related to income tax matters of $147 and $497 in interest expense on the Company’s condensed consolidated statements of comprehensive income during the three and nine months ended December 31, 2015, respectively.

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

Contingent Consideration.  In July 2011, the Company acquired the Sanuk brand, and the total purchase price included contingent consideration payments.  As of December 31, 2015, the remaining contingent consideration payment of approximately $19,700, which is 40.0% of the Sanuk brand gross profit in calendar year 2015, is to be paid within 60 days after December 31, 2015. As of March 31, 2015, the Company had total contingent consideration for the acquisition of the Sanuk brand of approximately $24,200. Contingent consideration is included in other accrued expenses in the condensed consolidated balance sheets at December 31, 2015 and March 31, 2015.  Refer to Note 3 for further information on the contingent consideration amounts.

In September 2012, the Company acquired Hoka, and the total purchase price included contingent consideration payments with a maximum of $2,000, which is based on the Hoka brand's net sales for calendar years 2013 through 2017, of which approximately $1,400 has been paid.  As of December 31, 2015 and March 31, 2015, contingent consideration for the acquisition of the Hoka brand of approximately $600 and $1,500, respectively, is included in other accrued expenses in the condensed consolidated balance sheets.  Refer to Note 3 for further information on the contingent consideration amounts.

Future Capital Commitments. As of December 31, 2015, the Company had approximately $9,000 of material commitments for future capital expenditures primarily related to the acquisition of land adjacent to our corporate headquarters.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

Note 7.  Stockholders’ Equity

In May 2006, the Company adopted the 2006 Equity Incentive Plan (2006 Plan), which was amended May 9, 2007.  In September 2015, the Company's shareholders approved the 2015 Stock Incentive Plan (2015 SIP), which replaced the Company's 2006 Plan. As with the 2006 Plan, the primary purpose of the 2015 SIP is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success.  The 2015 SIP reserves 1,275,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors and advisors, plus any additional shares that are forfeited, or are otherwise terminated under the 2006 Plan.  The maximum aggregate number of shares that may be issued to employees under the 2015 SIP through the exercise of incentive stock options is 750,000.

In September 2015, the Company's shareholders approved the 2015 Employee Stock Purchase Plan (2015 ESPP). The primary purpose of the 2015 ESPP is to enhance the Company’s ability to attract and retain the services of eligible employees and provide additional incentives to eligible employees to devote their effort and skill to the Company’s advancement by providing them an opportunity to participate in the ownership of the Company’s stock. The 2015 ESPP provides for the initial authorization of 1,000,000 shares of the Company’s common stock. Eligible employees will be able to commence participation in the 2015 ESPP in March 2016. Each purchase period will be 6 months in duration and shares will be purchased on the last trading day of the purchase period at a price that reflects a 15% discount to the closing price.

The Company has elected to grant nonvested stock units (NSUs) annually to key personnel.  The NSUs granted entitle the recipients to receive shares of common stock of the Company upon vesting.  The vesting of most NSUs is subject to achievement of certain performance targets, with the remaining NSUs subject only to time-based vesting restrictions.  During the three months ended December 31, 2015, the Company granted approximately 18,000 time-based NSUs under the 2015 SIP at a weighted-average grant date fair value of $50.80 per share. During the nine months ended December 31, 2015, the Company granted approximately 185,000 performance-based NSUs at a weighted-average grant date fair value of $74.22 per share, as well as approximately 8,000 time-based NSUs at a weighted-average grant date fair value of $73.43 per share under the 2006 Plan, and approximately 30,000 time-based NSUs at a weighted-average grant date fair value of $56.06 per share under the 2015 SIP. The performance-based NSUs vest in equal one-third installments at the end of each of the three years after the performance goal has been achieved, and the time-based NSUs vest in equal annual installments over a three year period following the date of grant. The vesting schedule for these awards was established to encourage officers and key employees to remain with the Company for the long-term. As of December 31, 2015, the Company believed that the achievement of at least the threshold performance objective of the performance-based NSU awards granted during fiscal year 2016 was remote, and therefore the Company reversed approximately $1,300 of compensation expense previously recognized for these awards. As of December 31, 2015, future unrecognized compensation cost for these time-based NSUs granted during fiscal year 2016, excluding estimated forfeitures, was approximately $1,900.

As of December 31, 2015, the Company believed that the achievement of at least the threshold performance objectives of the fiscal year 2015 Long Term Incentive Plan awards granted in September 2014 was remote, and therefore the Company reversed approximately $2,200 of compensation expense previously recognized.

In November 2015, the Board approved long-term incentive awards under the 2015 SIP (2016 LTIP Awards). The shares under these awards will be available for issuance to current and future members of the Company's leadership team, including the Company's named executive officers. Each recipient will receive a specified maximum number of restricted stock units (RSUs), each of which will represent the right to receive one share of the Company's common stock. The awards will vest on March 31, 2018 only if the Company meets certain revenue targets and certain consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) targets for the fiscal year ending March 31, 2018. To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of RSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2016 LTIP Awards will occur if the Company fails to achieve revenue and EBITDA amounts equal to at least 90% of either threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and EBITDA criteria for the performance period, the vesting of each 2016 LTIP Award will be subject to adjustment based on the application of a total shareholder return (TSR)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 36-month performance period commencing on April 1, 2015 and ending on March 31, 2018. A Monte-Carlo simulation model, which is a generally accepted statistical technique, was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the TSR 36-month performance period. Under this new program, the Company granted awards covering a maximum of approximately 308,000 RSUs during the quarter ended December 31, 2015. The average grant date fair value of these RSUs was $50.05 per share. Based on the Company's current long-range forecast, the Company believed that the achievement of at least the threshold performance objectives of these awards was probable, and therefore recognized compensation expense of approximately $400 during the three and nine months ended December 31, 2015.

On a quarterly basis, the Company grants fully-vested shares of its common stock to each of its outside directors.  The fair value of such shares, which is determined based on the closing price at the date of issuance, is expensed on the date of issuance.

In January 2015, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. Under the program, during the nine months ended December 31, 2015 the Company repurchased approximately 979,000 shares for $69,201, or an average price of $70.69 per share. Through December 31, 2015, the Company had repurchased approximately 1,356,000 shares under the program for approximately $97,100, or an average price of $71.64 per share, leaving the remaining approved amount at approximately $102,900.

The following is a reconciliation of the Company’s retained earnings:

Retained Earnings
Balance at March 31, 2015	$798,370
Net income	145,971
Repurchase of common stock	(69,190)
Balance at December 31, 2015	$875,151

Note 8.  Foreign Currency Exchange Contracts and Hedging

As of December 31, 2015, the Company had foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $118,000, held by seven counterparties, which will mature at various dates over the next 15 months. Of the total notional amounts above, approximately $101,000 relates to short-term foreign currency exchange contracts recorded in other current assets and other accrued expenses. The remaining notional amount of approximately $17,000 relates to long-term foreign currency exchange contracts recorded in other assets and other long-term liabilities. At March 31, 2015, the Company had foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $46,000, held by four counterparties. During the three and nine months ended December 31, 2015, the Company settled foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $35,000 and $65,000, respectively, that were entered into in previous periods. During the three and nine months ended December 31, 2015, the Company entered into and settled non-designated derivative contracts with total notional amounts of approximately $91,000 and $196,000, respectively.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives. During the three and nine months ended December 31, 2015, the hedges remained effective. The effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

2015, the total amount in accumulated other comprehensive loss (see Note 9) is expected to be reclassified into income within the next 18 months.

The following table summarizes the effect of foreign currency exchange contracts designated as cash flow hedging relationships:

	Nine Months Ended December 31,
	2015	2014
Derivatives in designated cash flow hedging relationships	Foreign currency exchange contracts	Foreign currency exchange contracts
Amount of (loss) gain recognized in other comprehensive income on derivatives (effective portion)	$(106)	$2,053
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Net Sales	Net Sales
Amount of (loss) gain reclassified from accumulated other comprehensive income into income (effective portion)	$(1,686)	$1,226
Location of amount excluded from effectiveness testing	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain (loss) excluded from effectiveness testing	$34	$(79)

The following table summarizes the effect of foreign currency exchange contracts not designated as hedging instruments:

	Nine Months Ended December 31,
	2015	2014
Derivatives not designated as hedging instruments	Foreign currency exchange contracts	Foreign currency exchange contracts
Location of amount recognized in income on derivatives	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain recognized in income on derivatives	$553	$5,909

Subsequent to December 31, 2015, the Company entered into non-designated derivative contracts with notional amounts totaling approximately $44,000, which are expected to mature over the next 3 months. All hedging contracts held as of February 9, 2016 were held by a total of seven counterparties.

Note 9. Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	December 31, 2015	March 31, 2015
Unrealized loss on foreign currency hedging, net of tax	$672	$(309)
Cumulative foreign currency translation adjustment, net of tax	(22,052)	(20,159)
Accumulated other comprehensive loss	$(21,380)	$(20,468)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Weighted-average shares used in basic computation	32,341,000	34,537,000	32,655,000	34,598,000
Dilutive effect of stock-based awards*	502,000	316,000	502,000	314,000
Weighted-average shares used in diluted computation	32,843,000	34,853,000	33,157,000	34,912,000

*Excluded NSUs	175,000	140,000	175,000	140,000
*Excluded RSUs	521,000	642,000	521,000	642,000
*Excluded stock appreciation rights (SARs)	90,000	525,000	90,000	525,000

*The share-based awards excluded from the dilutive effect were excluded because necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance for the three and nine months ended December 31, 2015 and 2014, respectively. The excluded awards include the maximum amounts achievable for these awards.

Note 11. Business Segments

The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, and other brands, and its DTC business.  The Company’s other brands include Ahnu®, Hoka One One® (Hoka), Koolaburra®, MOZO®, and TSUBO®.  The income (loss) from operations for each of the segments includes only those costs that are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment.  The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others. Certain reclassifications were made for the three and nine months ended December 31, 2014 to conform to the current period presentation. See Note 1 “General”, Note 13 "Subsequent Events" and Item 2 of this Quarterly Report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further disclosure and discussion of the change in segment reporting and the recent strategic initiatives related to the Ahnu, MOZO and TSUBO brands.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

Business segment information is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales to external customers:
UGG wholesale	$399,566	$401,702	$810,647	$815,694
Teva wholesale	12,697	12,373	63,866	65,641
Sanuk wholesale	13,472	17,763	55,309	66,047
Other brands wholesale	18,841	13,211	68,379	47,153
Direct-to-Consumer	351,326	339,629	498,361	481,885
	$795,902	$784,678	$1,496,562	$1,476,420
Income (loss) from operations:
UGG wholesale	$123,795	$135,893	$237,209	$261,614
Teva wholesale	(214)	(660)	5,218	3,812
Sanuk wholesale	2,938	(282)	8,263	9,307
Other brands wholesale	(963)	(4,522)	(4,680)	(9,104)
Direct-to-Consumer	120,659	141,308	95,847	127,235
Unallocated overhead costs	(43,715)	(57,156)	(151,852)	(169,182)
	$202,500	$214,581	$190,005	$223,682

Inter-segment sales from the Company’s wholesale segments to the Company’s DTC segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.  Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to the DTC segment.

Business segment asset information is summarized as follows:

	December 31, 2015	March 31, 2015
Total assets for reportable segments:
UGG wholesale	$395,924	$194,720
Teva wholesale	54,257	77,423
Sanuk wholesale	194,985	224,974
Other brands wholesale	59,788	53,634
Direct-to-Consumer	191,299	147,423
	$896,253	$698,174

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

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

	December 31, 2015	March 31, 2015
Total assets for reportable segments	$896,253	$698,174
Unallocated cash and cash equivalents	263,009	225,143
Unallocated deferred tax assets	23,661	29,083
Other unallocated corporate assets	225,228	217,533
Consolidated total assets	$1,408,151	$1,169,933

Note 12. Concentration of Business, Significant Customers and Credit Risk

The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	December 31, 2015	March 31, 2015
US	$213,422	$196,513
All other countries*	31,978	35,804
Total	$245,400	$232,317

*No other country’s long-lived assets comprised more than 10% of total long-lived assets as of December 31, 2015 and March 31, 2015.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions.  International sales were 31.7% and 32.9% of the Company’s total net sales for the three months ended December 31, 2015 and 2014, respectively.  International sales were 34.6% and 35.8% of the Company’s total net sales for the nine months ended December 31, 2015 and 2014, respectively.  For the three and nine months ended December 31, 2015 and 2014, no single foreign country comprised more than 10% of total net sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations.  No single customer accounted for more than 10% of net sales for the three and nine months ended December 31, 2015 or 2014.  As of December 31, 2015 and March 31, 2015, the Company had one customer representing 22.9% and 11.0% of trade accounts receivable, net, respectively. As of March 31, 2015, the Company had a second customer one representing 11.8% of trade accounts receivable, net.

The Company’s production is concentrated at a limited number of independent contractor factories in Asia.  Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom (UK). The Company began using a new raw material, UGGpureTM, wool woven into a durable backing, in some of its UGG products in 2013 and which the Company currently purchases from one supplier. The other production materials used by the Company are sourced primarily in Asia. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.  The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2015 and 2014
(amounts in thousands, except share data)

completely outside the Company’s control.  Furthermore, the price of sheepskin is impacted by demand, industry, and competitors.

A portion of the Company’s cash and cash equivalents is held as cash in operating accounts with third-party financial institutions.  These balances, at times, exceed the Federal Deposit Insurance Corporation insurance limits.  While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

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

As of December 31, 2015 and March 31, 2015, the Company had not experienced any loss or lack of our access to cash in its operating accounts or invested cash and cash equivalents.  The Company’s cash and cash equivalents are as follows:

	December 31, 2015	March 31, 2015
Money market fund accounts	$182,167	$127,900
Cash	80,842	97,243
Total cash and cash equivalents	$263,009	$225,143

Note 13. Subsequent Events

In February 2016, the Company announced a plan to realign its brands in a manner intended to streamline brand operations and reduce infrastructure costs. The Company intends to relocate its Sanuk brand operations, currently located in Irvine, California, to the corporate headquarters in Goleta, California. The Company also announced that it will close its Ahnu brand operations office in Richmond, California and seek strategic alternatives for the brand. The Company also announced that it has identified 20 stores for potential closure and has retained a retail consultancy firm to assist in assessing and implementing additional retail operations improvements. As a result of this brand realignment plan, the Company will incur charges relating to the write off of leasehold improvements, early termination of office leases, disposal of equipment, relocation costs, and severance costs to be paid to employees.

In February 2016, the Company sold certain tangible and intangible assets, including the trade name related to the TSUBO® brand, a line of mid and high-end dress and dress casual footwear. The impact of the sale was not material to the Company's condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “the Company,” “our,” “us,” “we,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.  Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share quantity and per share data.  The following discussion of our financial condition and results of operations should be read together with our accompanying condensed consolidated financial statements and the accompanying notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report). Certain reclassifications were made for the three and nine months ended December 31, 2014 to conform to the current period presentation.

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

In addition to our primary brands, our other brands include Hoka One One® (Hoka), a line of footwear for all capacities of runner designed with a unique performance midsole geometry, oversized midsole volume and active foot frame and Koolaburra®, a line of casual comfort footwear using sheepskin and other plush materials.

We sell our brands through quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our Direct-to-Consumer (DTC) business. Independent third parties manufacture all of our products.

Recent Developments

In July 2015, we sold certain assets related to the MOZO® brand, a line of footwear crafted for culinary professionals. In addition, in February 2016, we sold certain tangible and intangible assets, including the trade name related to the TSUBO® brand, a line of mid and high-end dress and dress casual footwear. The impact of these sales was not material to our consolidated financial statements. Subsequent to these transactions, the operating results for our other brands will only include Hoka and Koolaburra.

In February 2016, we announced the implementation of a brand alignment strategy that is intended to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration. We intend to realign our brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group will encompass the UGG and Koolaburra brands. The Performance Lifestyle group will include the Teva, Sanuk and HOKA brands. As part of this realignment, we also intend to relocate our Sanuk brand operations, currently located in Irvine, California, to the corporate headquarters in Goleta, California. We also plan to close our Ahnu brand operations office located in Richmond, California, and to seek strategic alternatives for the brand.

In February 2016, we also announced that we are in the process of evaluating our portfolio of retail stores. We have identified 20 stores that are candidates for potential closure, and have retained a retail consultancy firm to assist in assessing and implementing additional retail operations improvements.

As a result of the brand realignment strategy, and the closure of certain retail stores, we expect to incur charges relating to, among other things, the write off of leasehold improvements, the early termination of office and store leases, the disposal of equipment, relocation costs, and severance costs to be paid to employees. There can be no assurance that the benefits from the implementation of these strategies, including from any potential reduction in overhead costs or from any improvements in operating efficiencies, will be sufficient to offset the costs and other charges incurred.

Trends Impacting our Overall Business

Our business has been, and we expect that it will continue to be, impacted by several important trends:

•
Sales of our products are highly seasonal and are sensitive to weather conditions, which are beyond our control. Even though we continue to expand our product lines and create more year-round styles for our brands, the effect of favorable or unfavorable weather on our aggregate sales has been and is likely to continue to be significant. We especially saw the impact of this trend during the third quarter where weather was unseasonably warm in many of our key markets. Weather will continue to be a significant factor impacting our business, and it will continue to be difficult for us to predict the impact that weather conditions in any future period will have on our financial condition and operating results.

•
We believe there has been a meaningful shift in the way customers shop for products and make purchasing decisions, and we expect these behaviors will continue to evolve. In particular, the retail industry appears to be experiencing a significant and prolonged decrease in consumer traffic.

•
Fluctuations in currency exchange rates have had the effect of significantly increasing the value of the U.S. dollar compared to most other major foreign currencies over the past couple of years. We believe that this has been a significant factor contributing to a slowdown in traffic within our domestic retail locations, particularly within our flagship stores that are located in major tourist cities. While we seek to hedge some of the risks associated with currency exchange rate fluctuations, these changes are largely outside of our control and we expect they will continue to impact the demand for our products, and ultimately our operating results.

•
The sheepskin used in certain UGG products is in high demand and limited supply, and there have been significant fluctuations in the price of sheepskin over the years as the demand for this material has fluctuated. While we continually strive to contain our material costs through entering into fixed price contracts, exploring new footwear materials and utilizing new production technologies, we expect that fluctuations in sheepskin prices will continue to materially impact our financial condition and operating results. In recent years, the impact of sheepskin price fluctuations on our operating results have been less dramatic, which we believe is partially as a result of our introduction of UGGpure™, which is wool material woven into a durable backing. Our use of UGGpure as an alternative to table grade sheepskin continues to grow. We expect to continue to pursue strategies designed to allow us to increase the mix of non-sheepskin products we utilize in our products.

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

•
We believe that the growth and evolution of the DTC channel is a principal factor that has allowed us to evolve the lifestyle nature of our brands and to diversify our product lines. The DTC channel exposes individual customers to the full line of our products, including non-core products such as casual boots and specialty classics. In addition, sales through the DTC channel are typically associated with higher gross margins, which have a favorable impact on our operating results.

•
We have responded and intend to continue to respond to consumer focus on sustainability by establishing objectives, policies, and procedures to help us drive key sustainability initiatives around human rights, environmental sustainability, and community affairs.

By emphasizing our brands' images and our focus on comfort, performance and authenticity, we believe we can continue to maintain a loyal consumer following that is less susceptible to fluctuations caused by changing fashions and changes in consumer preferences. In addition, by continuing to diversify our brands, and responding to our customers’ demands for innovative product offerings, we believe we can mitigate the impact of seasonality on our business and provide sustainable growth across our brands.

Use of Non-GAAP Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods, excluding the effect of foreign currency rate fluctuations, throughout this Quarterly Report we provide certain financial information on a “constant currency basis,” which is in addition to the actual financial information presented. In order to calculate our constant currency information, we translate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. We believe that evaluating certain financial and operating measures, such as net sales, net income (loss) and operating segment information, on a constant currency basis, is important as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency rate fluctuations that are not indicative of our core operating results and are largely outside of our control. However, constant currency measures should not be considered in isolation or as an alternative to U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with United States generally accepted accounting principles (US GAAP).

Segment Overview

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

We believe the continued demand for UGG products has been and will continue to be driven by the following:

•	High consumer brand loyalty, due to over 36 years of delivering quality and luxuriously comfortable UGG footwear.

•
Evolution of our Classics business through the introduction of innovative, Classics-inspired products such as the Classic Slim, the Classic Luxe, and the Classic Street, alongside targeted marketing campaigns;

•
Continued growth and diversification of our UGG footwear product lines in non-core categories, including weather, casual boots, slippers, specialty classics, and transitional products that bridge the seasons, which has been driven by an important shift in the way we guide our wholesale customers in the pre-booking process.

•	Exploration of opportunities in new product categories and styles beyond footwear, such as loungewear, handbags, cold-weather accessories and new home offerings.

•	Continued growth of the DTC channel, which we believe will continue to allow us to diversify our UGG product lines, as the DTC channel exposes individual customers to the full line of our products.

•
Continued enhancement of our Omni-Channel capabilities to enable us to increasingly engage existing and prospective consumers in a more connected environment and expose them to the brand. In particular, we are working towards a more segmented channel and product approach to the market, whereby we can customize our product offerings to them based on their unique consumer reach, market positioning and brand experience.

•	Continued evolution of our men’s product lines, alongside targeted UGG for Men campaigns.

We believe the iconic status and luxurious comfort of UGG products will continue to drive long-term consumer demand for the brand. Recognizing that there is a significant fashion element to UGG footwear, and that footwear fashions and consumer preferences fluctuate, one of our key strategies involves diversifying the UGG product line and presenting UGG as a year-round global, premium lifestyle brand with a broad product line suitable for a variety of climates and a number of occasions. As part of this strategic approach, we have increased our product offerings, including by expanding our line of Classics-inspired products, growing our transitional collection and spring lines, expanding our men’s and kids’ lines, as well as introducing a variety of home offerings, handbags, cold weather accessories and apparel products. We also continue to focus on our marketing and promotional efforts, which we believe have contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand, and our strategy of product diversification, will also help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to provide UGG brand growth.

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

Sanuk Brand

The Sanuk brand was founded 18 years ago, and from its origins in the Southern California surf culture, has emerged into a global brand with an expanding fan base and growing presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions combined with its fun and playful branding has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga MatTM sandal collection and the patented SIDEWALK SURFERS®.  We believe that the Sanuk brand provides substantial growth opportunities, especially within the casual shoe markets, supporting our strategic initiatives spanning new product launches, Omni-Channel development and global expansion.  However, we cannot assure investors that our efforts to grow the brand will be successful.

Other Brands

Our existing brands consist primarily of Hoka and Koolaburra. These brands are sold through most of our distribution channels, primarily through wholesale channels.

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

In July 2015, the Company sold certain tangible and intangible assets, including inventory, and the trade name related to the MOZO® brand, a footwear brand crafted for culinary professionals.

As discussed above, in February 2016, we announced the sale of TSUBO and a brand realignment plan that includes closing the Ahnu brand offices and seeking strategic alternatives for this brand.

With respect to Hoka and Koolaburra, we expect to continue to leverage our design, marketing, and distribution capabilities to grow these brands. Nevertheless, we cannot assure investors that our efforts to grow these brands will be successful.

Direct-to-Consumer

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

The E-Commerce business provides us with an opportunity to communicate to consumers with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of December 31, 2015, we operate our E-Commerce business through an aggregate of 20 Company-owned websites in 10 different countries.

Our retail stores enable us to directly impact our customers' experience, meet the growing demand for these products, sell the products at retail prices and generate annual operating income. Our retail stores are predominantly UGG concept stores and UGG outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line products, and products made specifically for the outlet stores. As of December 31, 2015, we had a total of 155 retail stores worldwide.

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

•
We expect operating profit to remain strong for the DTC channel, and to serve as a key driver of our overall profitability. This is principally because the gross margins associated with sales made through our DTC channel are typically higher than for sales made through our wholesale channels.

•
We believe that our retail store fleet is an important component of our DTC segment. We have already penetrated the major metropolitan markets globally with our retail presence, and we intend to maintain our retail presence in these top markets and continue further expansion in secondary markets, as appropriate. However, we are in the process of evaluating our portfolio of retail stores with the goal of optimizing our fleet, and have identified 20 retail stores that are candidates for closure.

•	We continue to expect that our E-Commerce business will be a driver of growth, although we expect the growth rate will decline over time as the size of the E-Commerce business increases.

•	We believe the results of the retail component of our DTC business have been negatively impacted by recent weather patterns differing from historical weather patterns.

•
We believe the strengthening of the U.S. dollar as compared to most other major foreign currencies has reduced tourism traffic in our domestic retail stores, which has further negatively impacted the results of the retail component of our DTC business.

We report comparable DTC sales on a constant currency basis for combined retail stores and E-Commerce businesses that were open throughout the reporting period in both the current year and prior year. There may be variations in the way that we calculate comparable DTC sales in contrast to some of our competitors and other apparel retailers. As a result, information included in this Quarterly Report regarding our comparable DTC sales may not be comparable to similar data made available by our competitors or other retailers.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30 (our second fiscal quarter) and December 31 (our third fiscal quarter) and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31 (our fourth fiscal quarter) and June 30 (our first fiscal quarter) of each year.  Our other brands are not significantly impacted by the season.

The following table summarizes our quarterly net sales and income (loss) from operations:

	FY 2016
	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015	Quarter Ended December 31, 2015	Quarter Ending March 31, 2016
Net sales	$213,805	$486,855	$795,902
(Loss) income from operations	$(63,708)	$51,213	$202,500

	FY 2015
	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014	Quarter Ended March 31, 2015
Net sales	$211,469	$480,273	$784,678	$340,637
(Loss) income from operations	$(50,482)	$59,583	$214,581	$737

With the large growth in the UGG brand over the past several years, our aggregate net sales in the quarters ending September 30 and December 31 have exceeded net sales in the quarters ending March 31 and June 30.  We currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon a number of factors, including consumer preferences, availability of product and raw materials, competition, and the willingness of our wholesale and distributor customers to continue to carry and promote our various product lines, among other risks and uncertainties.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

The following table summarizes our results of operations:

	Three Months Ended December 31,
	2015		2014		Change
	Amount	%	Amount	%	Amount	%
Net sales	$795,902	100.0%	$784,678	100.0%	$11,224	1.4%
Cost of sales	404,885	50.9	369,539	47.1	35,346	9.6
Gross profit	391,017	49.1	415,139	52.9	(24,122)	(5.8)
Selling, general and administrative expenses	188,517	23.7	200,558	25.5	(12,041)	(6.0)
Income from operations	202,500	25.4	214,581	27.4	(12,081)	(5.6)
Other expense, net	1,842	0.2	1,265	0.2	577	45.6
Income before income taxes	200,658	25.2	213,316	27.2	(12,658)	(5.9)
Income tax expense	43,737	5.5	56,610	7.2	(12,873)	(22.7)
Net income	$156,921	19.7%	$156,706	20.0%	$215	0.1%

Net Sales.  The following table summarizes our net sales by location and our net sales by brand, and distribution channel:

	Three Months Ended December 31,
			Change
	2015	2014	Amount	%
Net sales by location:
US	$543,346	$526,315	$17,031	3.2%
International	252,556	258,363	(5,807)	(2.2)
Total	$795,902	$784,678	$11,224	1.4%
Net sales by brand and channel:
UGG:
Wholesale	$399,566	$401,702	$(2,136)	(0.5)%
Direct-to-Consumer	343,647	334,297	9,350	2.8
Total	743,213	735,999	7,214	1.0
Teva:
Wholesale	12,697	12,373	324	2.6
Direct-to-Consumer	1,379	1,266	113	8.9
Total	14,076	13,639	437	3.2
Sanuk:
Wholesale	13,472	17,763	(4,291)	(24.2)
Direct-to-Consumer	3,526	2,714	812	29.9
Total	16,998	20,477	(3,479)	(17.0)
Other brands:
Wholesale	18,841	13,211	5,630	42.6
Direct-to-Consumer	2,774	1,352	1,422	105.2
Total	21,615	14,563	7,052	48.4

Total Wholesale	$444,576	$445,049	$(473)	(0.1)%
Total Direct-to-Consumer	351,326	339,629	11,697	3.4
Total	$795,902	$784,678	$11,224	1.4%

The increase in overall net sales was due to increases in total DTC sales and other brands wholesale sales, partially offset by decreases in UGG and Sanuk brand wholesale sales. We experienced an increase in the number of pairs sold in the UGG and other brands wholesale and DTC segments, partially offset by a decrease in the number of pairs sold in the Sanuk brand wholesale segment. This resulted in an increase in the overall volume of footwear sold for all brands of 6.3% to approximately 10,200 pairs sold for the three months ended December 31, 2015 from approximately 9,600 pairs for the three months ended December 31, 2014. The increases in net sales were limited by a decrease in weighted-average selling price and an increase in promotional activity, which consists of vendor-specific markdowns, price reductions, chargebacks, sales discounts, and sales reserves. Sales were also impacted by the negative impact of foreign currency exchange rate fluctuations as the US dollar continues to strengthen against most major currencies. On a constant currency basis, overall net sales increased 3.6% to approximately $813,000.

Wholesale net sales of our UGG brand were positively impacted by increases in the volume of pairs sold in the amount of approximately $29,000. Net sales were negatively impacted by an increase in promotional activity of approximately $17,000 to counter indications of warmer weather and a decrease in weighted-average selling price per pair of approximately $12,000 reflecting unfavorable foreign currency exchange rates. On a constant currency basis, wholesale net sales of our UGG brand increased 1.7% to approximately $408,000.

Wholesale net sales of our Teva brand were relatively unchanged compared to the prior year period.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the volume of pairs sold, partially offset by an increase in average selling price per pair. The decrease in the volume of pairs sold had an impact of approximately $5,000, offset in part by an increase in average selling price of approximately $1,000. The increase in average selling price was attributable to the decreased impact from closeout sales as compared to the prior period.

The increase in other brands net sales was due to an increase in the volume of pairs sold primarily for the Hoka brand as well as an increase in the average selling price. For Hoka brand wholesale net sales, the increase in volume of pairs sold had an impact of approximately $4,000 and the increase in average selling price had an impact of approximately $1,000. The increase in average selling price mainly reflects a shift in product mix.
Net sales of our DTC segment increased 3.4% to approximately $351,000 primarily due to an increase in net sales from our E-Commerce business of approximately $15,000, partially offset by a decrease in net sales from our retail store business of approximately $3,000. The increase in total DTC net sales was primarily the result of an increase in the number of pairs sold with an impact of approximately $52,000, offset in part by a decrease in the weighted-average selling price per pair of approximately $36,000 as well as an increase in promotional activity of approximately $4,000. The decrease in the average selling price was primarily due to a shift in store mix from concept to outlet, a shift in sales mix to lower priced product in the stores, increased offering of lower price point products for both businesses and the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, DTC net sales increased 5.8% to approximately $359,000. The increase in DTC net sales was primarily due to the number of stores opened since December 31, 2014 and improved conversion rates in both channels due to improved product offerings and new promotions offered on Classic products, offset in part, by declining traffic trends in our concept stores worldwide.
Comparable DTC sales on a constant currency basis for the thirteen weeks ended December 27, 2015 decreased 0.9% to approximately $301,000 compared to the same period in 2014 primarily as a result of a decrease in comparable retail store sales of approximately $21,000, largely offset by an increase in comparable sales from E-Commerce operations of approximately $18,000. The decrease in comparable DTC sales was primarily the result of a decrease in the weighted-average selling price of approximately $26,000, offset in part by an increase in the number of pairs sold in the amount of $24,000. The decrease in the comparable DTC average selling price was primarily due to a shift in product mix. The decrease in comparable DTC sales was primarily due to declining traffic trends in our concept stores worldwide, offset in part by improved conversion rates in both channels due to improved product offerings and new promotions offered on Classic products.
International sales, which are included in the segment sales above, for all of our products combined, decreased by 2.2%. International sales represented 31.7% and 32.9% of worldwide net sales for the three months ended December 31, 2015 and 2014, respectively. The decrease in international sales was due to foreign currency exchange rate fluctuations and increased promotional activity that resulted in decreases of approximately $9,000 for UGG brand and $3,000 for Sanuk brand products. The net sales decrease was partially offset by sales increases of approximately $4,000 and $2,000 in other brand products, primarily Hoka and the Teva brand, respectively. On a constant currency basis, international sales increased by 4.5% to approximately $270,000.

Gross Profit.  Gross margin was 49.1% in the third quarter compared to 52.9% for the same period last year. The decline in gross margin was driven by increased promotional activity of approximately $21,000 and a 110 basis point impact from foreign exchange headwinds caused by the strengthening of the US dollar.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•	decreased recognition of performance-based compensation of approximately $16,000 because the target level of the performance objectives relating to fiscal 2016 are not anticipated to be achieved;

•	decreased expenses of approximately $4,000 related to the impact of foreign currency exchange rate fluctuations in the current period compared to the prior period;

•	decreased expenses of approximately $3,000 as a result of higher accretion credits related to a change in the Sanuk brand contingent consideration;

•	decreased expenses of approximately $2,000 for marketing and promotions related to branding costs in the prior period not repeated in the current period;

•	Increased impairment charges for ten retail stores of approximately $4,500 for which the fair values did not exceed their carrying values based on our long-lived assets impairment analysis;

•	increased salaries of approximately $3,000, largely related to operations commencing at our new distribution center in Moreno Valley and new retail stores opened subsequent to December 31, 2014;

•	increased occupancy and rent expense of approximately $2,000, driven by new retail stores opened subsequent to December 31, 2014; and

•	increased information technology costs of approximately $2,000 for licenses related to our business transformation project.

Income (loss) from Operations.  The following table summarizes operating income (loss) by segment:

	Three Months Ended December 31,
			Change
	2015	2014	Amount	%
UGG wholesale	$123,795	$135,893	$(12,098)	(8.9)%
Teva wholesale	(214)	(660)	446	67.6
Sanuk wholesale	2,938	(282)	3,220	1,141.8
Other brands wholesale	(963)	(4,522)	3,559	78.7
Direct-to-Consumer	120,659	141,308	(20,649)	(14.6)
Unallocated overhead costs	(43,715)	(57,156)	13,441	23.5
Total	$202,500	$214,581	$(12,081)	(5.6)%

The decrease in income from operations resulted from lower gross margins driven by increased promotional activity of $21,000 and the 110 basis point impact of foreign currency exchange rate fluctuations, partially offset by lower SG&A expenses of approximately $12,000.  On a constant currency basis, income from operations increased by 0.8% to approximately $216,000.

The decrease in income from operations of UGG brand wholesale was the result of the increased promotional activity of $17,000 and the negative impact of foreign currency exchange rate fluctuations of approximately $8,000. These factors were partially offset by a decrease in operating expenses of approximately $4,000 primarily attributable to amortization related to the conversion of our Germany distributor in the prior year period that did not carry forward to the current period.

Loss from operations of Teva brand wholesale was comparable to the prior year period.

The operating results of our Sanuk brand wholesale improved over the prior year period primarily due to a decrease in operating expenses of approximately $5,000, partially offset by a decrease in gross profit. The decrease in operating expenses was attributable to a reduction of the contingent consideration payable of $3,000 and lower marketing and promotions of approximately $1,000.

The operating results of our other brands wholesale improved over the prior year period due to an increase in net sales as well as an increase in gross margin. The increase in gross margin was primarily attributable to a shift to higher priced Hoka brand products.

The decrease in income from operations of our DTC business resulted from an increase in DTC operating expenses of approximately $7,000, the negative impact of foreign currency exchange rate fluctuations of approximately $5,000 and the increase in promotional activity. The increase in DTC operating expenses was largely attributable to an impairment charge for ten retail stores of approximately $4,500 as well as operating expenses for stores opened subsequent to December 31, 2014.

The decrease in unallocated overhead costs was primarily due to a reduction in performance-based compensation of approximately $16,000, a lower unfavorable impact of foreign currency exchange rate fluctuations in the current period compared to the prior period of approximately $7,000, partially offset by increased Moreno Valley distribution center costs of approximately $3,000, increased information technology costs of approximately $2,000, increased general expenses of $3,000 and increased marketing salaries of approximately $1,000.

Refer to Note 11 to our accompanying condensed consolidated financial statements for a discussion of our reportable business segments.

Other Expense, Net.  The increase in total other expense, net was primarily due to an increase in interest expense as a result of the balances outstanding under our lines of credit during the quarter.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax expense and effective income tax rates were as follows:

	Three Months Ended December 31,
	2015	2014
Income tax expense	$43,737	$56,610
Effective income tax rate	21.8%	26.5%

The decrease in the effective tax rate was primarily due to a change in the jurisdictional mix of expected annual pre-tax income.  The jurisdictional mix change was the result of greater promotional expenses reducing domestic profitability in combination with the strategic supply chain reorganization completed during the year ended March 31, 2015. Our effective tax rate decreased 4.5% based on these foreign income factors in addition to increased sales discounts and expenses reducing domestic profitability.

Foreign income before income taxes was $60,858 and $76,058 and worldwide income before income taxes was $200,658 and $213,316 for the three months ended December 31, 2015 and 2014, respectively. The decrease in foreign income before income taxes was primarily due to an decrease in foreign sales and lower gross margin for the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of December 31, 2015, we had approximately $227,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.

We expect that our foreign income before income taxes will continue to fluctuate from year to year based on several factors, including our expansion initiatives and global product sourcing organization.  In addition, we believe that the continued evolution and geographic scope of the UGG brand, our continuing strategy of enhancing product diversification, and our expected growth in our international DTC business, will result in increases in foreign income before income taxes as a percentage of worldwide income before income taxes in future years.

Net Income.  Our net income increased slightly as a result of the factors discussed above. Our income per share increased primarily due to a reduction in the weighted-average common shares outstanding. The overall reduction in the weighted-average common shares outstanding was primarily the result of our share repurchases made during the 12 months ended December 31, 2015.

Results of Operations

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014

The following table summarizes our results of operations:

	Nine Months Ended December 31,
	2015		2014		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,496,562	100.0%	$1,476,420	100.0%	$20,142	1.4%
Cost of sales	804,836	53.8	750,636	50.8	54,200	7.2
Gross profit	691,726	46.2	725,784	49.2	(34,058)	(4.7)
Selling, general and administrative expenses	501,721	33.5	502,102	34.0	(381)	(0.1)
Income from operations	190,005	12.7	223,682	15.2	(33,677)	(15.1)
Other expense, net	4,187	0.3	3,494	0.3	693	19.8
Income before income taxes	185,818	12.4	220,188	14.9	(34,370)	(15.6)
Income tax expense	39,847	2.6	59,814	4.0	(19,967)	(33.4)
Net income	$145,971	9.8%	$160,374	10.9%	$(14,403)	(9.0)%

Net Sales.  The following table summarizes our net sales by location and our net sales by brand, and distribution channel:

	Nine Months Ended December 31,
			Change
	2015	2014	Amount	%
Net sales by location:
US	$979,344	$947,665	$31,679	3.3%
International	517,218	528,755	(11,537)	(2.2)
Total	$1,496,562	$1,476,420	$20,142	1.4%
Net sales by brand and channel:
UGG:
Wholesale	$810,647	$815,694	$(5,047)	(0.6)%
Direct-to-Consumer	468,106	460,745	7,361	1.6
Total	1,278,753	1,276,439	2,314	0.2
Teva:
Wholesale	63,866	65,641	(1,775)	(2.7)
Direct-to-Consumer	10,058	7,995	2,063	25.8
Total	73,924	73,636	288	0.4
Sanuk:
Wholesale	55,309	66,047	(10,738)	(16.3)
Direct-to-Consumer	12,429	9,397	3,032	32.3
Total	67,738	75,444	(7,706)	(10.2)
Other brands:
Wholesale	68,379	47,153	21,226	45.0
Direct-to-Consumer	7,768	3,748	4,020	107.3
Total	76,147	50,901	25,246	49.6

Total Wholesale	$998,201	$994,535	$3,666	0.4%
Total Direct-to-Consumer	498,361	481,885	16,476	3.4
Total	$1,496,562	$1,476,420	$20,142	1.4%

The increase in overall net sales was due to an increase in other brands wholesale and total DTC sales, partially offset by a decrease in Sanuk, UGG and Teva brands wholesale sales. We experienced an increase in the number of pairs sold in the UGG brand wholesale, other brands wholesale and DTC segments, partially offset by a decrease in the number of pairs sold in the Sanuk and Teva brand wholesale segments. This resulted in an increase in the overall volume of footwear sold for all brands of 3.5% to approximately 23,500 pairs sold for the nine months ended December 31, 2015 from approximately 22,700 pairs for the nine months ended December 31, 2014.  The mitigating impacts on overall net sales were increased promotional activity and foreign currency exchange rate fluctuations. On a constant currency basis, net sales increased 4.4% to approximately $1,541,000.

Wholesale net sales of our UGG brand were positively impacted by an increase in the volume of pairs sold in the amount of appproximately $42,000. The net sales were negatively impacted by a decrease in the weighted-average selling price per pair of approximately $26,000 and increased promotional activity to counter indications of warmer weather of approximately $19,000. The decrease in average selling price was primarily due to the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, wholesale sales of our UGG brand increased 2.5% to approximately $836,000.

Wholesale net sales of our Teva brand decreased primarily due to a decrease in the weighted-average wholesale selling price per pair.  The decrease in average selling price of approximately $2,000 was due to an increased impact from closeout sales and a shift in product mix.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the volume of pairs sold of approximately $11,000.

The increase in other brands net sales was due to an increase in the volume of pairs sold primarily for the Hoka brand, partially offset by a decrease in the weighted-average selling price. For Hoka brand wholesale net sales, the increase in volume of pairs sold had an impact of approximately $22,000, offset in part by a decrease in average selling price of approximately $3,000, reflecting a shift in product mix.

Net sales of our DTC segment increased 3.4% to approximately $498,000 primarily due to an increase in net sales from our E-Commerce business of approximately $22,000, partially offset by a decrease in net sales from our retail store business of approximately $6,000. The increase in total DTC sales was primarily the result of an increase in the number of pairs sold with an impact of approximately $74,000, offset in part by a decrease in the weighted-average selling price per pair of approximately $51,000 as well as an increase in promotional activity of approximately $7,000. The decrease in the average selling price was primarily due to a shift in store mix from concept to outlet, a shift in sales mix to lower priced product in the stores, increased offering of lower price point products for both businesses and the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, net sales increased by 6.8% to approximately $515,000. The increase in DTC net sales was primarily due to the number of stores opened since December 31, 2014 and improved conversion rates in both channels due to improved product offerings and new promotions offered on Classic products, offset in part, by declining traffic trends in our concept stores worldwide.

Comparable DTC sales on a constant currency basis for the thirty-nine weeks ended December 27, 2015 decreased 1.6% to approximately $423,000 compared to the same period in 2014 primarily as a result of a decrease in comparable retail store sales of approximately $33,000, largely offset by an increase in comparable sales from E-Commerce operations of approximately $26,000. The decrease in comparable DTC sales was primarily the result of the impact from a decrease in the weighted-average selling price of approximately $37,000, offset in part by an increase in the impact from the number of pairs sold of $30,000. The decrease in the comparable DTC average selling price was primarily due to a shift in product mix. The decrease in comparable DTC sales was primarily due to declining traffic trends in our concept stores worldwide, offset in part by improved conversion rates in both channels.

International sales, which are included in the segment sales above, for all of our products combined, decreased by 2.2%. The decrease in international sales was primarily due to decreases of approximately $18,000 for UGG brand and $4,000 for Sanuk brand products attributable mostly to foreign currency exchange rate fluctuations and greater promotional activity. The net sales decrease was partially offset by increases of approximately $8,000 and $2,000 in other brands, largely Hoka and the Teva brand, respectively. On a constant currency basis, international sales increased by 6.3% to approximately $562,000. International sales represented 34.6% and 35.8% of worldwide net sales for the nine months ended December 31, 2015 and 2014, respectively.

Gross Profit.  Gross margin was 46.2% in the nine months ended December 31, 2015 compared to 49.2% for the same period last year. The decline in gross margin was driven by a negative impact from foreign currency exchange rate fluctuations of approximately 160 basis points caused by the strengthening of the US dollar, greater promotional activity of approximately $25,000, and higher closeouts as a percentage of total sales. This decline was partially offset by a higher proportion of DTC sales as a percentage of total sales reflecting the improved product offerings and new promotions offered on Classic products and a shift of the sales mix in the wholesale channel.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses was primarily due to:

•	decreased recognition of performance-based compensation of approximately $16,000 because the target level of the performance objectives relating to our fiscal 2016 are not anticipated to be achieved;

•	decreased expenses of approximately $8,000 related to the impact of foreign currency exchange rate fluctuations in the current period compared to the prior period;

•	decreased expenses of approximately $3,000 as a result of higher accretion credits related to a change in the Sanuk brand contingent consideration;

•	increased salaries of approximately $9,000, largely related to commencing operations at our new distribution center in Moreno Valley and new retail stores opened subsequent to December 31, 2014;

•
increased occupancy and rent expense of approximately $7,000, largely driven by new retail stores opened subsequent to December 31, 2014 and beginning operations at our new distribution center in Moreno Valley;

•	an impairment charge for fifteen retail stores of approximately $6,800 for which the fair values did not exceed their carrying values based on our long-lived assets impairment analysis;

•
an increase in our accounts receivable allowances of approximately $3,000, reflecting our ongoing assessments of credit risks for several customers whose recent payment history and financial condition necessitated an increase in the allowance; and

•	increased depreciation expenses of approximately $1,000, largely related to beginning operations at our new distribution center in Moreno Valley.

Income (loss) from Operations.  The following table summarizes operating income (loss) by segment:

	Nine Months Ended December 31,
			Change
	2015	2014	Amount	%
UGG wholesale	$237,209	$261,614	$(24,405)	(9.3)%
Teva wholesale	5,218	3,812	1,406	36.9
Sanuk wholesale	8,263	9,307	(1,044)	(11.2)
Other brands wholesale	(4,680)	(9,104)	4,424	48.6
Direct-to-Consumer	95,847	127,235	(31,388)	(24.7)
Unallocated overhead costs	(151,852)	(169,182)	17,330	10.2
Total	$190,005	$223,682	$(33,677)	(15.1)%

The decrease in income from operations resulted from lower gross margins driven by increased promotional activity of $25,000 and the 160 basis point impact of foreign currency exchange rate fluctuations.  On a constant currency basis, income from operations decreased by 2.6% to approximately $218,000.

The decrease in income from operations of UGG brand wholesale was the result of increased promotional activity of $19,000, the negative impact of foreign currency exchange rate fluctuations of approximately $3,000 and increased allowances for credit risks of approximately $3,000.

The increase in income from operations of Teva brand wholesale was primarily the result of a 2.3% increase in gross margin. The increase in gross margin was due to the decreased impact of closeout sales.

The decrease in income from operations of Sanuk brand wholesale was due to a decrease in net sales partially offset by a decrease in operating expenses of approximately $5,000. The decrease in operating expenses was the result of a higher accretion credit related to a change in contingent consideration and lower marketing and promotions.

The operating results of our other brands wholesale improved over the prior year period primarily due to an increase in net sales, partially offset by an increase in operating expenses of approximately $3,000. The increase in operating expenses was largely attributable to marketing and promotional expenses for the Hoka brand.

The decrease in income from operations of our DTC business resulted from an increase in DTC operating expenses of approximately $12,000, the negative impact of foreign currency exchange rate fluctuations of approximately $8,000 and the increase in promotional activity of approximately $7,000. The increase in DTC operating expenses was largely attributable to the impairment charge for fifteen retail stores of approximately $6,800 in addition to operating expenses for stores opened subsequent to December 31, 2014.

The decrease in unallocated overhead costs was due to a reduction in performance-based compensation of approximately $17,000, lower unfavorable impact of foreign currency exchange rate fluctuations in the current period compared to the prior period of approximately $15,000, partially offset by increased Moreno Valley center costs of approximately $11,000 and increased marketing salaries of approximately $2,000.

Refer to Note 11 of our accompanying condensed consolidated financial statements for a discussion of our reportable segments.

Other Expense, Net.  The increase in total other expense, net was primarily due to an increase in interest expense as a result of the balances outstanding under our lines of credit during the nine months ended December 31, 2015.

Income Taxes. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management and can vary from quarter to quarter. Income tax expense and effective income tax rates were as follows:

	Nine Months Ended December 31,
	2015	2014
Income tax expense	$39,847	$59,814
Effective income tax rate	21.4%	27.2%

The decrease in the effective tax rate was primarily due to a change in the jurisdictional mix of expected annual pre-tax income. The jurisdictional mix change was the result of additional sales discounts and expenses reducing domestic profitability in combination with the strategic supply chain reorganization completed during the year ended March 31, 2015. The impact of this change on the effective tax rate for the fiscal year ended March 31, 2016 is estimated to be approximately 5.0%.

Foreign income before income taxes was $102,017 and $99,739 and worldwide income before income taxes was $185,818 and $220,188 for the nine months ended December 31, 2015 and 2014, respectively. The increase in foreign income before income taxes was primarily due to an increase in compensation earned by our foreign-based global product sourcing organization which commenced operations on July 1, 2014, as well as lower foreign operating expenses as a result of amortization related to conversion of our Germany distributor in the prior period and expense reduction efforts.

Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

We expect that our foreign income before income taxes will continue to fluctuate from year to year based on several factors, including our expansion initiatives and global product sourcing organization.  In addition, we believe that the continued evolution and geographic scope of the UGG brand, our continuing strategy of enhancing product diversification, and our expected growth in our international DTC business, will result in increases in foreign income before income taxes as a percentage of worldwide income before income taxes in future years.

Net Income.  Our net income decreased a result of the factors discussed above. Our income per share decreased primarily due to the decrease in net income, partially offset by a reduction in the weighted-average common shares outstanding. The overall reduction in the weighted-average common shares outstanding was primarily the result of our share repurchases made during the twelve months ended December 31, 2015.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Liquidity and Capital Resources

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and, as needed, the borrowings available under our credit facilities.  In an economic recession or under other adverse economic conditions, our cash generated from operations may decline, and we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, or renew or access our existing credit.  These factors may impact our working capital reserves and have a material adverse effect on our business.

Our cash flow cycle includes the purchase of or deposits for raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivables.  As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables.  The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30 and September 30 to support sales for the UGG brand’s major selling seasons, which historically occur during the quarters ending September 30 and December 31; whereas, the Teva and Sanuk brands build inventory levels in the quarters ending December 31 and March 31 in anticipation of the spring selling season, which occurs during the quarters ending March 31 and June 30.  Given the seasonality of our UGG, Teva, and Sanuk brands, our working capital requirements fluctuate significantly throughout the year.  The cash required to fund these working capital fluctuations has been provided using our internal cash flows and short-term borrowings. We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities, obtain a new credit agreement or draw on our existing credit facilities. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

The following table summarizes our cash flows:

	Nine Months Ended December 31,
			Change
	2015	2014	Amount	%
Net cash provided by operating activities	$145,631	$193,545	$(47,914)	(24.8)%
Net cash used in investing activities	$(52,800)	$(76,152)	$23,352	30.7%
Net cash (used in) provided by financing activities	$(53,213)	$14,933	$(68,146)	(456.3)%

Cash from Operating Activities.  Net cash provided by operating activities for the nine months ended December 31, 2015 resulted primarily from net income and the changes in trade accounts payable and accrued expenses, offset in part, by the changes in inventories and trade accounts receivable. The increase in inventory was primarily related to efforts to manage inventory levels relative to expected future sales and reflects the lower than anticipated sales for the nine months ended December 31, 2015. The increase in trade accounts receivable was primarily related to increased wholesale sales in the last two months of the three months ended December 31, 2015 as compared to the last two months of the three months ended December 31, 2014. The increase in trade accounts payable was primarily due to the timing of inventory purchases and payments. Net working capital increased as of December 31, 2015 from March 31, 2015, primarily as a result of higher inventories, higher trade accounts receivable and higher cash equivalents, partially offset by higher trade accounts payable. Changes in working capital are due to the items discussed above, as well as our normal seasonality and timing of cash receipts and cash payments.

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

Wholesale accounts receivable turnover decreased to 6.5 times in the 12 months ended December 31, 2015 compared to 6.7 times for 12 months ended December 31, 2014, primarily due to the impact of higher average accounts receivable balances outweighing the impact of the increase in wholesale sales.

Inventory turnover was relatively unchanged at 2.7 times in the 12 months ended December 31, 2015 compared to 2.8 times in the 12 months ended December 31, 2014.

Cash from Investing Activities.  Net cash used in investing activities for the nine months ended December 31, 2015 resulted from the purchases of property and equipment as well as our acquisition of the Koolaburra brand, partially offset by proceeds from the sale of the assets of the MOZO brand. The capital expenditures were primarily related to infrastructure improvements to support our business transformation project and international expansion, the build out of our new retail stores and distribution center, and purchases of computer hardware and software. For the nine months ended December 31, 2014, net cash used in investing activities resulted primarily from purchases of property and equipment and purchase of intangible and other assets. The capital expenditures were primarily related to infrastructure improvements to support our business transformation project and international expansion, the build out of our distribution center and retail stores, and purchases of computer hardware and software. The purchase of intangible and other assets, net was related to the acquisition of our UGG brand distributor that sold to retailers in Germany.

As of December 31, 2015, we had approximately $9,000 of material commitments for future capital expenditures primarily related to the acquisition of land adjacent to our corporate headquarters. We estimate that the remaining capital expenditures for fiscal year 2016 including the aforementioned commitments will range from approximately $13,000 to $18,000. We anticipate these expenditures will primarily relate to information technology and related infrastructure improvements to support our business transformation project and international expansion, the build out of our DTC business, and equipment for our new distribution center. The actual amount of capital expenditures may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities.  For the nine months ended December 31, 2015, net cash used in financing activities was comprised primarily of cash paid for repurchases of common stock, partially offset by net short-term proceeds provided by our lines of credit. For the nine months ended December 31, 2014, net cash provided by financing activities was comprised primarily of short-term borrowings provided by our lines of credit and funding received from the mortgage obtained on our corporate headquarters property. This was partially offset by repayments of short-term borrowings, cash paid for repurchases of common stock, and cash used to pay for shares withheld for taxes from employee stock unit vesting.

In January 2015, we approved a new stock repurchase program which authorizes us to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. Under the program, during the nine months ended December 31, 2015 we repurchased approximately 979,000 shares, for $69,201, or an average price of $70.69 per share. Through December 31, 2015, we had repurchased approximately 1,356,000 shares under this program, for approximately $97,100, or an average price of $71.64 per share, leaving the remaining approved amount at approximately $102,900.

During the nine months ended December 31, 2015, we borrowed $386,200 and repaid $368,000. At December 31, 2015, we had no outstanding borrowings under the Second Amended and Restated Credit Agreement, as amended and outstanding letters of credit of approximately $700, leaving an unused balance of approximately $399,300. As of December 31, 2015, we were in compliance with all covenants and we remain in compliance as of February 9, 2016.

At December 31, 2015, we had approximately $23,000 of outstanding borrowings under the Second Amended China Credit Facility included in short-term borrowings and other long-term liabilities in the condensed consolidated balance sheet. Interest is based on the People’s Bank of China rate, which was 4.35% at December 31, 2015. As of December 31, 2015, we were in compliance with all covenants and we remain in compliance as of February 9, 2016.

In July 2014, we obtained a mortgage on our corporate headquarters property for approximately $33,900.  At December 31, 2015, the outstanding balance under the mortgage was approximately $33,300. The mortgage has a fixed interest rate of 4.928%.  Payments include interest and principal in an amount that will amortize the principal balance over a 30 year period. Minimum principal payments over the next 5 years are approximately $2,900. The loan will mature and have a balloon payment due in 15 years from the inception date of approximately $23,400.  The loan was used for working capital and other general corporate purposes. In December 2014, the mortgage financial covenants were amended to be consistent with the financial covenants of the Second Amended and Restated Credit Agreement.

Contractual Obligations.  There were no material changes to the contractual obligations, contingent consideration liabilities or unrecognized tax benefits reported in our Annual Report on Form 10-K other than those which occurred in the ordinary course of business.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

Foreign Currency Exchange Rate Risk.  We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. As of February 9, 2016, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

We utilize forward currency exchange contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate for a portion of the amounts we expect to purchase and sell in foreign currencies. As of December 31, 2015, our designated derivative contracts had notional amounts totaling approximately $118,000, held by seven counterparties, which are expected to mature over the next 15 months. Of the total notional amounts above, approximately $101,000 relates to short-term foreign currency exchange contracts recorded in other assets and other accrued expenses. The remaining notional amount of approximately $17,000 relates to long-term foreign currency exchange contracts recorded in other assets and other long-term liabilities. During the three and nine months ended December 31, 2015, we settled foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $35,000 and $65,000, respectively, that were entered into in previous periods. During the three and nine months ended December 31, 2015, we entered into, and settled, non-designated derivative foreign currency exchange contracts with total notional amounts of approximately $91,000, and $196,000, respectively. Based on sensitivity analysis as of December 31, 2015, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $11,000. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign exchange currency exposures. We do not use foreign currency contracts for trading purposes. Subsequent to December 31, 2015, we entered into non-designated derivative foreign currency exchange contracts with notional amounts totaling approximately $44,000, which are expected to mature over the next 3 months. All hedging contracts held as of February 9, 2016 were held by a total of 7 counterparties.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our European and Asian operations.  Approximately $417,000, or 27.9%, of our total net sales for the nine months ended December 31, 2015 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional.  We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period.  In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income (loss).  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the

US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.

Interest Rate Risk.  Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Second Amended and Restated Credit Agreement, as amended provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 31, 2015, the adjusted LIBOR for 30 days was 0.43%. Our Second Amended China Credit Facility provides for interest on outstanding borrowings at rates based on the People’s Bank of China rate, which was 4.35% at December 31, 2015. A 1.0% increase in interest rates on the above borrowings would result in an approximately $1,000 increase to interest expense for the nine months ended December 31, 2015. See Note 4 “Notes Payable and Long Term Debt” to our accompanying condensed consolidated financial statements in Part I Item 1 and “Cash from Financing Activities” in Item 2 of this Quarterly Report on Form 10-Q (Quarterly Report).

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) which is designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the legal proceedings disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K, for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission on June 1, 2015 (Annual Report on Form 10-K).

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section in Part I. Item IA of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2015, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. There were no repurchases during the three months ended December 31, 2015. The following table reflects repurchase activity for the nine months ended December 31, 2015:

	Total number of shares purchased*	Average price paid per share	Approximate dollar value of shares added/(purchased)	Approximate dollar value of shares that may yet be purchased
March 31, 2015				$172,100
June 2015	625	$72.69	$(45,400)	$126,700
August 2015	321	$67.68	$(21,700)	$105,000
September 2015	33	$62.32	$(2,100)	$102,900
Total	979	$70.69

* All shares were purchased as part of a publicly announced program in open-market transactions.

Since inception, the Company has repurchased approximately 1,356,000 shares under this program for approximately $97,100, or an average price of $71.64 per share, leaving the remaining approved amount at approximately $102,900.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
#10.1
Form of Restricted Stock Unit Award Agreement under 2015 Stock Incentive Plan (2016 LTIP Financial Performance Award) (Exhibit 10.1 to the Registrant’s Form 8-K filed on November 24, 2015 and incorporated by reference herein)

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
*101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date:	February 9, 2016	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer