Form 10-K
period 2016-03-31
DECKERS OUTDOOR CORP
filed 2016-05-31
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Fiscal Year Ended March 31, 2016

Commission File Number: 001-36436

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At September 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $1,866,513,908, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant's common stock on the New York Stock Exchange on that date, which was $58.06. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant's Common Stock outstanding at May 13, 2016 was 32,023,300.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2016 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on May 31, 2016 (Annual Report on Form 10-K), and the information and documents incorporated by reference in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Annual Report on Form 10-K, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position and market opportunities. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Annual Report on Form 10-K, and the information and documents incorporated by reference in this Annual Report on Form 10-K, contains forward-looking statements relating to, among other things:

•	the results of our retail store fleet optimization and brand office consolidation;

•	the successful implementation of our Business Transformation Project, as defined herein;

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels, and geographic mix;

•	the success of new products, brands, and growth initiatives;

•	the impact of seasonality and weather on our operations;

•	expectations regarding our net sales and earnings growth and other financial metrics;

•	our development of worldwide distribution channel;

•	trends affecting our financial condition, results of operations, or cash flows;

•	our expectations for expansion of our Direct-to-Consumer (DTC) capabilities;

•	overall global economic trends including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage;

•	the availability and cost of raw materials; and

•	the impact of recent accounting pronouncements.

Forward-looking statements represent our management's current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, as well as in our other filings with the SEC. You should read this Annual Report on Form 10-K, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange (NYSE), we expressly disclaim any intent or obligation to update any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements.

PART I

References in this Annual Report on Form 10-K to "Deckers", "we", "our", "us", or the "Company" refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. UGG®, Teva®, Sanuk®, Hoka One One® (Hoka), Ahnu®, Koolaburra® by UGG (Koolaburra) and UGGpureTM are some of our trademarks. Other trademarks or trade names appearing elsewhere in this report are the property of their respective owners.

Unless otherwise specifically indicated, all amounts in Items 1 and 1A herein are expressed in thousands, except for employees, store and country counts and share data.

Item 1. Business

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

Change in Fiscal Year

In February 2014, our Board of Directors approved a change in our fiscal year end from December 31 to March 31. The change was intended to better align our planning, financial and reporting functions with the seasonality of our business. The 2016, 2015 and 2013 fiscal years relate to the periods ended March 31, 2016, March 31, 2015 and December 31, 2013, respectively. The 2014 transition period was the quarter ended March 31, 2014 to coincide with the change in our fiscal year end.

Recent Developments

In July 2014, we acquired our UGG brand distributor that had been selling to retailers in Germany and continues to operate as a wholesale business in Germany through the acquired subsidiary. The acquisition included certain intangible and tangible assets and the assumption of liabilities. The purchase price of the acquisition was not material to our consolidated financial statements.

In April 2015, we acquired substantially all the assets related to the Koolaburra brand, a line of fashion casual footwear using sheepskin and other plush materials. We believe there is significant consumer demand for footwear using sheepskin and other plush materials at price points below those of the UGG brand. We intend to position Koolaburra as a high-quality, fashionable and affordable alternative to UGG and to distribute Koolaburra primarily through channels which do not offer the UGG brand. In November 2015, we added the "by UGG" attribute to the Koolaburra name to communicate to the consumer that the Koolaburra products come from the same company that designs and manufactures the UGG line.

In July 2015, we sold certain tangible and intangible assets related to the MOZO® brand, a footwear brand crafted for culinary professionals. In February 2016, we sold certain tangible and intangible assets, including the trade name related to the TSUBO brand, a line of mid and high-end dress and dress casual footwear. The impacts of these sales were not material to our consolidated financial statements.

In February 2016, we announced the implementation of a retail store fleet optimization and office consolidation that was intended to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration and included the closure of facilities and relocation of employees. We have begun to realign our brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group will include the UGG and Koolaburra brands. The Performance Lifestyle group will include the Teva, Sanuk and Hoka brands. As part of this realignment, we also relocated our Sanuk brand operations in Irvine, California to the corporate headquarters in Goleta, California. In addition, we closed our Ahnu brand operations office in Richmond, California. Furthermore, we are in the process of evaluating our portfolio of retail stores. We have identified 24 retail stores that are candidates for potential closure or relocation.

Subsequent to the sales of the MOZO and TSUBO brands, the operating results for our other brands only include Hoka, Ahnu and Koolaburra. We plan to leverage elements, including particular styles, of the Ahnu brand under the umbrella of the Teva brand beginning in calendar year 2017. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our restructuring efforts.

For the past several years, we have been planning and preparing to improve, automate and streamline our operational systems, processes, infrastructure and management (Business Transformation Project or BT). One such initiative was to upgrade our enterprise resource planning (ERP) system. Our ERP system integrates finance and accounting, purchase order management, inventory control, and sales across all lines of business. The ERP system centralizes all of our transactional data. We anticipate that the result is to increase efficiencies within the entire company. The initiative to upgrade our ERP system worldwide went live in April 2016.

Products

We currently market our products primarily under six proprietary brands, composed of the following three primary brands and other brands:

UGG. The UGG brand is one of the most iconic and recognized brands in the global footwear industry and highlights our successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world, the UGG brand has proven to be a highly resilient line of premium footwear, with expanded product offerings and a growing global audience that attracts women, men and children. UGG brand footwear earns media exposure from numerous outlets both organically and from strategic public relations efforts, including an increasing amount of exposure internationally. Our long term growth strategy for the UGG brand relies on a combination of expanded distribution through wholesale partners, owned, branded third-party retail stores and our E-Commerce websites globally. We expect to continue to diversify the product offering to drive growth through our women’s, men’s and children's footwear offering, and enter new categories of loungewear, outerwear and home. We intend to do this by leveraging our industry expertise for capabilities and distribution as we target both existing and new customers of the brand.

Teva. Teva is our active lifestyle brand, born from the outdoors and rooted in adventure. As the originator of the sport sandal, today the Teva product line includes casual sandals, shoes and boots built for ultimate versatility. We are focused on regaining our leadership position as a premium brand by focusing on the modern outdoor market, and continuing to expand our casual offerings to appeal to a wider range of consumers through utility-driven design, color and premium materials.

Sanuk. Sanuk is our fun lifestyle footwear brand rooted in surf culture but embraced by an eclectic mix of style-savvy optimists. The Sanuk brand is probably best known for the patented SIDEWALK SURFERS® shoe and its Yoga MatTM and Beer Cozy sandal collections. The brand has a history of innovation, product invention, foot-friendly comfort, unexpected materials and clever branding. We plan to elevate the approach in which we communicate the Sanuk brand story to a broader audience, especially women, through highly targeted communications that retain the brand's unique attitude. We also expect to continue to build on the Sanuk brand's authentic position in the surf and outdoor markets through its relationships with prominent professional athletes and ambassadors, including surfers, photographers, artists, and musicians known as much for their unique personal styles and charisma as for their specialized talents.

Other Brands. In addition to our three primary brands, our three other brands include Hoka, a line of footwear for all capacities of runners designed with a unique performance midsole geometry, oversize midsole volume and active foot frame; Ahnu, a line of performance outdoor and yoga footwear which we have discontinued operating as a separate brand and are looking to leverage under the Teva brand umbrella; and Koolaburra, a line of fashion casual footwear using sheepskin and other plush materials.

With respect to Hoka, we plan to focus on growing awareness with a broader audience, focusing on women, and telling bold and brave innovative product stories through digital and social communications.  We also plan to continue to build on Hoka’s authentic position in the specialty running market through relationships with prominent professional athletes and ambassadors.

We plan to launch the Koolaburra line with a targeted group of national footwear retailers and mid-market department stores.

Sales and Distribution

US Distribution. At the wholesale level, we distribute our products in the US through sales representatives, who are organized geographically and by brand. In addition to our wholesale business, we also sell products directly to consumers through our websites and owned retail stores. Our brands are generally advertised and promoted through a variety of primarily digital consumer media campaigns. We benefit from editorial coverage in both consumer and trade publications. Each brand's dedicated marketing team works closely with targeted accounts to maximize advertising and promotional effectiveness. We also manage brand marketing on a global basis to ensure consistent consumer communications in all regions and channels. We determine our global communication plans based on brand strategies, consumer insights, and return on investment measures.

Currently, our sales force is generally separated by brand, as each brand generally has certain specialty consumers; however, there is overlap between the sales teams and customers. We have aligned our brands' sales forces to position them for the future of the brands. Each brand's respective sales manager recruits and manages his or her network of sales representatives. We believe this approach for the US market currently maximizes our selling efforts, while we continue to explore synergies in our sales force operations to reflect the constantly evolving retail marketplace.

We distribute products sold in the US through our distribution centers in Camarillo and Moreno Valley, California. Our distribution centers feature a warehouse management system that enables us to efficiently pick and pack products for direct shipment to customers. For certain customers requiring special handling, each shipment is pre-labeled and packed to the retailer's specifications, enabling the retailer to easily unpack our product and immediately display it on the sales floor.

International Distribution. Internationally, we distribute our products through independent distributors and directly to retailers in many countries, including throughout Europe, Asia-Pacific, Canada, and Latin America, among others. In addition, as we do in the US, in certain countries, we sell products directly to consumers through our websites, e-commerce marketplaces and our owned retail stores. For our wholesale and DTC businesses, we operate distribution centers with third-party logistics providers (3PLs) in certain international locations. Our principal wholesale customers include specialty retailers, selected department stores, outdoor retailers, sporting goods retailers, shoe stores, and online retailers.

UGG Wholesale. We sell our UGG footwear and accessories primarily through higher-end department stores such as Nordstrom, Neiman Marcus, Dillard's and Bloomingdale's, as well as independent specialty retailers such as Journeys, and online retailers such as Zappos.com. We believe these retailers support the luxury positioning of our brand and are the destination shopping choice for the consumer who seeks out the fashion and functional elements of our UGG products. As the retail marketplace continues to evolve and change to reflect changing consumer habits, we continually review and evaluate our UGG wholesale distribution approach and segmentation.

Teva Wholesale. We sell our Teva footwear primarily through specialty outdoor and sporting goods retailers such as REI, L.L. Bean and Dick's Sporting Goods, as well as online retailers such as Zappos.com. Our brand strength in casual and women’s footwear has also expanded our business to a wider distribution of department store and mall channels including Nordstrom, Dillard's and Urban Outfitters, as well as family footwear with DSW, Famous Footwear and Rack Room. We believe distribution that services active lifestyle consumers with premium assortments, merchandising and customer experience will continue to be areas of growth for the brand.

Sanuk Wholesale. We sell our Sanuk footwear primarily through independent action sports retailers, outdoor retailers, specialty footwear retailers and larger national retail chains including Nordstrom, Dillard's, Journeys, DSW, Urban Outfitters and Tilly's. We believe all these retailers showcase the brand's creativity, fun, and comfort and allow us to effectively reach our target consumers for the brand.

Other Brands Wholesale. Our other brands are sold primarily at specialty running stores, high-end department stores, outdoor specialty accounts, independent specialty retailers, and with online retailers that support our brand ideals of comfort, style, and quality. Key accounts of our other brands include Nordstrom, Dillard's, Hanigs, REI, and Zappos.com.

Direct-to-Consumer. Our DTC business is comprised of our retail store and E-Commerce businesses. As a result of our evolving Omni-Channel strategy, we believe that our retail stores and websites are largely intertwined and dependent on one another. We believe that in many cases consumers interact with both our brick and mortar stores and our websites before making purchase decisions. For example, consumers may feel or try on products in our retail stores and then place an order online later. Conversely, they may initially research products online, and then view inventory availability by store location and make a purchase in store. Some examples that demonstrate the extent to which the sales channels are combined include the following:

•	“UGG Rewards”: We have implemented a consumer loyalty program under which points and awards are earned across the DTC channel.

•	“Infinite UGG”: We provide online shopping access, inside retail stores, for all SKUs available on our E-Commerce websites.

•	“Buy online / return in-store”: Our consumers can buy online and return unwanted products to the store.

•	“Click and collect”: Our consumers can buy online and have products delivered to certain of our retail stores for pick-up.

•	“Retail inventory online”: Our consumers can view specific store location inventory online before visiting the store.

Our retail stores enable us to directly impact our consumers' experiences, meet the growing demand for these products, sell the products at retail prices and generate greater gross margins. Our retail stores are predominantly UGG concept stores and UGG outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line products, and products made specifically for the outlet stores. At March 31, 2016, we had a total of 153 retail stores worldwide. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 "Restructuring" to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for further disclosure and discussion.

Product Design and Development

The design and product development team for each of our brands creates new innovative footwear products that combine our standards of aesthetic leadership, high quality, comfort, and functionality. The design function for all of our brands is performed by a combination of our internal design and development staff and outside freelance designers. By utilizing outside designers, we believe we are able to review a variety of different design perspectives on a cost-efficient basis and anticipate color and style trends more quickly. Refer to Note 1 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for a discussion of the research and development costs we have incurred for the last three years.

In order to ensure quality, consistency, and efficiency in our design and product development process, we continually evaluate the availability and cost of raw materials, the capabilities and capacity of our independent contract manufacturers, and the target retail price of new models and lines. The design and development staff works closely with brand management to develop new styles of footwear and accessories for our various product lines. We develop detailed drawings and prototypes of our new products to aid in conceptualization and to ensure our contemplated new products meet the standards for innovation and performance that our consumers demand. Throughout the development process, we have multiple design and development reviews, which we then coordinate with our independent manufacturers. This helps to ensure that we are addressing the needs of our consumers and are working toward a common goal of developing and producing a high quality product to be delivered on a timely basis.

Manufacturing and Supply Chain

We do not manufacture our products; we outsource the production of our brand footwear to independent manufacturers primarily in Asia. We require our independent contract manufacturers and designated suppliers to adopt our Supplier Code of Conduct, which specifies that they comply with all local laws and regulations governing human rights, working conditions, and environmental compliance before we are willing to conduct business with them. We also require our manufacturing partners and licensees to comply with our Restricted Substances Policy, Anti-Corruption Policy and other compliance policies and procedures as a condition of doing business with us. Primarily, as we grow, we expect to continue to rely exclusively on independent manufacturers for our sourcing needs.

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

At our direction, our manufacturers currently purchase the majority of the sheepskin used in our products from two tanneries in China, which source their skins for our products primarily from Australia and the UK. We maintain communication with the tanneries to monitor the available supply of sufficient high quality sheepskin for our projected UGG brand production. To ensure adequate supplies for our manufacturers, we forecast our usage of sheepskin in advance at a forward price. We have also entered into purchase commitments with certain sheepskin suppliers. Refer to Note 7 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our minimum purchase commitments. We believe current supplies are sufficient to meet our current and anticipated demand, but we continue to investigate our options to accommodate our expected growth or unexpected supply chain issues.

Excluding sheepskin and UGGpure, we believe that substantially all the various raw materials and components used to manufacture our footwear, including wool, rubber, leather, and nylon webbing are generally available from multiple sources at competitive prices. We began using UGGpure, wool woven into a durable backing, in many of our UGG products in 2013. We generally outsource our manufacturing requirements on the basis of individual purchase orders or short-term purchase commitments rather than maintaining long-term purchase commitments with our independent manufacturers.

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

Patents and Trademarks

We utilize trademarks with virtually all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our products, promoting our Company, and distinguishing our products from the products of others. We currently hold trademark registrations for UGG, Teva, Sanuk, Hoka One One, Ahnu, Koolaburra and UGGpure, and other marks in the US and in many other countries, including Canada, China, various countries in the European Union, Japan and Korea. At March 31, 2016, we hold 186 utility and design patent registrations in the US and abroad and have filed 17 new patent applications which are currently pending. These patents expire at various times. We regard our proprietary rights as valuable assets and vigorously protect such rights against infringement by third parties.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30 (our second fiscal quarter) and December 31 (our third fiscal quarter) and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31 (our fourth fiscal quarter) and June 30 (our first fiscal quarter) of each year. With the large growth in the UGG brand over the past several years, our aggregate net sales in the quarters ending September 30 and December 31 have exceeded net sales in the quarters ending March 31 and June 30.  We currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon a number of factors, including consumer preferences, unexpected changes in weather conditions, availability of product and raw materials, competition, and the willingness of our wholesale and distributor customers to continue to carry and promote our various product lines, among other risks and uncertainties. Refer to Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Inventory Management

Inventory management is important to the financial condition and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the rapid-delivery requirements of our customers. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our outlet stores and other liquidation channels.

Our practice, and the general practice in the footwear and accessory industries, is to offer retail customers the right to return defective or improperly shipped merchandise. As it relates to new product introductions, which can often require large initial launch shipments, we commence production before receiving orders for those products from time to time. This can affect our inventory levels as we build pre-launch quantities.

Backlog

Historically, we have encouraged our wholesale and distributor customers to place, and we have received, a significant portion of orders as preseason orders, generally four to eight months prior to the anticipated shipment date. We work with our wholesale customers through preseason programs to enable us to better plan our production schedule, and inventory and shipping needs. Unfilled customer orders as of any date, which we refer to as backlog, represent orders scheduled to be shipped at a future date, which can be cancelled prior to shipment. The backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule, and the timing of product shipments as well as variations in the quarter-to-quarter and year-to-year preseason incentive programs. The mix of future and immediate delivery orders can vary significantly from quarter-to-quarter and year-to-year. As a result, comparisons of the backlog from period-to-period may be misleading.

At March 31, 2016, our backlog of orders from our wholesale customers and distributors was approximately $582,000 compared to approximately $609,000 at March 31, 2015. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled in fiscal year 2017. We believe that backlog at year-end is an imprecise indicator of total revenue that may be achieved for the full year for several reasons, including that backlog only relates to wholesale and distributor orders for the next season and current season fill-in orders, and it excludes potential sales in our DTC business during the year. Backlog is also affected by the timing of customers' orders and product availability.

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

We believe that our ability to successfully compete depends on our ability to:

•	predict and respond to changing consumer preferences and tastes in a timely manner;

•	produce products that appeal to consumers;

•	produce products that meet our requirements and consumer expectations for quality;

•	accurately predict and forecast consumer demand;

•	ensure product availability;

•	manage the impact of seasonality, including unexpected changes in weather conditions;

•	maintain brand loyalty and authenticity;

•	price our products in a competitive manner;

•	implement our Omni-Channel strategy, including providing a unique customer service experience;

•	implement our Business Transformation Project in a cost-effective manner; and

•	manage the impact on our business of the rapidly changing retail environment.

We believe we are well positioned to compete in our industry. However, we cannot ensure that we will be able to compete effectively, and competitive pressure may have a material adverse effect on our business, financial condition and results of operations.

Employees

At March 31, 2016, we employed approximately 3,500 employees in the US, Europe, and Asia, none of whom were represented by a union. This figure includes approximately 2,000 employees in our retail stores worldwide, which includes part-time and seasonal employees. We employed approximately 3,400 employees at March 31, 2015, including approximately 1,900 employees in our retail stores. The overall increase in employees during fiscal year 2016 was primarily related to the increase in retail employees as a result of the net increase in retail stores open at March 31, 2016 compared to March 31, 2015. As we optimize our retail store fleet, we expect that our employee count will fluctuate accordingly. We believe that we have good relationships with our employees.

Financial Information about Segments and Geographic Areas

Our five reportable business segments include the strategic business units responsible for the worldwide operations of our brands' (UGG, Teva, Sanuk and other brands) wholesale divisions, as well as our DTC business. The majority of our sales and long-lived assets are in the US. Refer to Notes 12 and 13 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for further discussion of our business segments. Refer to Note 13 of our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for financial information about geographic areas and concentration of related business risks. Refer to Part I, Item 1A, "Risk Factors" for a discussion of the risks related to our foreign operations.

Government Regulation

Compliance with federal, state, and local environmental regulations has not had, and it is not expected to have, any material effect on our capital expenditures, earnings, or competitive position based on information and circumstances known to us at this time.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.deckers.com. Such documents are available as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.  Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We also make available through our website the following corporate governance documents: Audit Committee Charter, Compensation Committee Charter, Corporate Governance Charter, Code of Ethics, Accounting and Finance Code of Conduct, Corporate Governance Guidelines, Conflict Minerals Report and Conflict Minerals Policy.

The information contained on or accessed through our website does not constitute part of this Annual Report on Form 10-K, and references to our website address in this Annual Report on Form 10-K are inactive textual references only.

Item 1A. Risk Factors

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. Investing in our common stock involves substantial risk. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K, as well as the other information we file with the Securities and Exchange Commission. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Refer to the section entitled "Cautionary Note Regarding Forward-Looking Statements" on page 2 of this Annual Report on Form 10-K.

Many of our products are inherently seasonal, and the sales of our products are highly sensitive to weather conditions, which makes it difficult to anticipate consumer demand for our products, estimate our inventory requirements, manage our expenses, and forecast our financial results.

Due to the nature of many of our product offerings, sales of our products are inherently seasonal. Historically, the highest percentage of UGG brand net sales have occurred in the fall and winter months (our second and third fiscal quarters), and the highest percentage of Teva and Sanuk brand net sales have occurred in the spring and summer months (our first and fourth fiscal quarters). In light of the significant growth of the UGG brand over the past several years, and the relative size of the UGG brand as compared to our other brands, this trend has resulted in our aggregate net sales for the third and fourth fiscal quarters significantly exceeding our aggregate net sales in the first and fourth fiscal quarters.  While we have taken steps to diversify our product offerings, both by creating more year-round styles within our existing brands, and by acquiring and developing new brands, we expect this trend to continue for the foreseeable future. As a result of the relative concentration of our sales in certain months of the year, factors which specifically impact consumer spending patterns in those months, such as unexpected weather patterns, declines in consumer confidence or worsening economic conditions, will have a disproportionate impact on our business, and could result in our failure to achieve financial performance that is in line with our expectations.

In particular, sales of our products are highly sensitive to weather conditions, which are difficult to predict and beyond our control. For example, extended periods of unseasonably warm weather during the fall or winter months may significantly reduce demand for our UGG products, which we experienced during fiscal 2016 when temperatures hit record highs in certain key markets during the fall months and holiday season. Because we have an extended design and manufacturing process, which involves the initial design of our products, the purchase of raw materials, the accumulation of inventories, the subsequent sale of the inventories, and the collection of the resulting accounts receivable, at the time manufacturing decisions are made, it is difficult for our management to predict how future weather conditions may impact consumer spending patterns generally, and the demand for our products in particular. In addition, this production cycle requires us to incur significant expenses relating to the manufacturing and marketing of our products in advance of the realization of any revenue from the sale of our products, and results in significant liquidity requirements and working capital fluctuations throughout our fiscal year. This also makes it challenging for us to estimate and manage our inventory requirements, especially as our product offerings continue to broaden and diversify. Furthermore, this production cycle makes it difficult for our management to timely adjust expenses in reaction to unfavorable weather patterns, and the resulting order cancellations and weak consumer demand. As a result, unanticipated weather conditions have had, and may in the future have, a material, negative impact on our financial condition and results of operations. In addition, the unpredictability of weather conditions makes it more difficult for us to accurately forecast our financial results and to meet the expectations of analysts and investors.

We use sheepskin to manufacture a significant portion of our products, and if we are unable to obtain a sufficient quantity of sheepskin that meets our quality expectations, it could have a material adverse impact on our business.

For the manufacturing of our products, we purchase certain raw materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin, which is used to manufacture a significant portion of our UGG products, is in high demand and there are a limited number of suppliers that are able to meet our expectations for the quantity and quality of sheepskin that we require. In addition, our unique product design requires sheepskin that may only be found in limited geographic locations. We presently rely on only two tanneries to provide the majority of our sheepskin. If the sheepskin provided by these tanneries, and the resulting products we deliver to consumers, do not conform to our quality specifications or fail to meet consumer expectations, we could experience a higher rate of customer returns, which would reduce our net sales and harm our reputation. Similarly, if the tanneries are not able to deliver sheepskin in the quantities required, this would negatively impact our manufacturing process and lead to inventory shortages, which would result in a loss of sales and strain our relationships with our customers.

In addition, any factors that negatively impact the business of these tanneries, such as loss of customers, financial instability or bankruptcy, could prevent them from delivering sheepskin to us in the quantities expected or at all. In addition, our sheepskin suppliers currently warehouse their inventory at a limited number of facilities in China. The loss or destruction of any of these facilities, whether as a result of a natural disaster, the outbreak of hostilities, work stoppages or other unforeseen events, would likely result in shortages in our supply of sheepskin. These events are unpredictable and not within our control. If any of these events were to occur, it would likely result in interruptions in our manufacturing process, the loss of sales and harm to our reputation.

There have been significant fluctuations in the price of sheepskin in recent years as the demand for this commodity from our customers and our competitors has changed. We believe the significant factors affecting the price of sheepskin include: weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool, the demand for our products and the products of our competitors, and global economic conditions. Most of these factors are not considered predictable or within our control. For example, if the price of wool increases, sheep herders may choose not to harvest their sheep and instead choose to shear their sheep for wool, thus decreasing the supply of sheepskin. Similarly, sheepskin is a by-product of the food industry, and the demand for sheep meat has generally been decreasing, thus leading to an overall reduction in the number of sheep available. Any factors that increase the demand for, or decrease the supply of, sheepskin could cause significant increases in the price of sheepskin, which would increase our manufacturing costs and reduce our gross margins.

Beginning in 2013, in an effort to partially reduce our dependency on sheepskin, we began using a new raw material, UGGpureTM, in some of our UGG products. In addition, we use purchasing contracts and other pricing arrangements to attempt to reduce the impact of fluctuations in sheepskin prices. However, in the event of a significant and prolonged increase in sheepskin prices, such as what we experienced in the past several years, these strategies may not be sufficient to fully offset the impact on our financial results from the increased prices. In that event, it is unlikely we would be able to adjust our product prices sufficiently to eliminate the impact on our gross margins and our financial results may suffer.

The footwear and fashion industry is subject to rapid changes in consumer preferences, and if we do not accurately forecast consumer demand, we could lose sales, our relationships with customers could be harmed and our brand loyalty could be diminished.

The footwear and fashion industry is subject to rapid changes in consumer preferences and tastes, which make it difficult to anticipate demand for our products, estimate our inventory requirements, and forecast our financial results. We believe there are many factors that may affect the demand for our products, including:

•	consumer acceptance of our products;

•	consumer demand for products of our competitors;

•	the extent to which consumers view certain of our products as substitutes for other products we manufacture;

•	the lifecycle of our products and consumer replenishment behavior;

•	evolving fashion and lifestyle trends, and the extent to which our products reflect these trends;

•	brand loyalty;

•	seasonality, including the impact of anticipated and unanticipated weather conditions;

•	our reliance on manual processes and judgment for certain manufacturing and inventory planning functions;

•	changes in consumer confidence and buying patterns, and other factors that impact discretionary income and spending; and

•	changes in general economic and market conditions.

Like other companies in the footwear industry, we have an extended design and manufacturing process, which requires us to forecast production volumes and estimate inventory requirements many months before consumer preferences become apparent and consumers make a decision to purchase our products. The significant expansion of our product offerings in recent years, both within and across brands, has only made these activities more challenging. If we overestimate demand for any products or styles, we may be forced to incur significant markdowns or sell excess inventories at reduced prices, which would result in lower revenues and reduced gross margins. On the other hand, if we underestimate demand for certain products or styles, or if our independent manufacturing facilities are unable to supply products in sufficient quantities, we may experience inventory shortages that may prevent us from fulfilling customer orders or result in us delaying shipments to customers. If that occurred, we could lose sales, our relationships with customers could be harmed, and our brand loyalty could be diminished.

Our success depends on our ability to anticipate and promptly respond to changing consumer preferences and fashion trends, and to effectively market our new and existing products.

Our success depends in part on the continued strength of our brands, which in turn depends on our ability to anticipate, understand and promptly respond to the rapidly changing preferences and fashion tastes of footwear and apparel consumers. As our brands and product offerings continue to expand, it is necessary for our products to appeal to an even broader range of consumers whose preferences cannot be predicted with certainty. For example, many UGG products include a fashion element and could go out of style at any time. If we fail to react appropriately to changes in consumer preferences and fashion trends, consumers may consider our UGG brand image to be outdated or associate our UGG brand with styles that are no longer popular. This problem is exacerbated by the fact that our production cycle typically involves long lead times, which requires us to make manufacturing decisions several months in advance of a purchasing decision by the consumer. If we are not successful in anticipating or reacting to changes in consumer preferences and fashion trends, our sales may decline and our overall financial performance may be adversely affected.

Our success is driven to some extent by brand loyalty, and there can be no assurance that consumers will continue to prefer our brands. The value of our brands is largely based on evolving consumer perceptions, and one or more missteps with respect to factors such as product quality, product design or customer service, could result in negative perceptions and a corresponding loss of brand loyalty and value. In addition, negative claims or publicity regarding our company, our products, our brands, our marketing campaigns or our celebrity endorsers, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of containing any such negative claims. If consumers begin to have negative perceptions of our brands, whether or not warranted, our brand image would become tarnished and our products would become less desirable, which could have a material adverse effect on our business.

Furthermore, we are dependent on consumer receptivity to our new products and to the marketing strategies we employ to promote those products. Consumers may not purchase new models and styles of footwear or accessories in the quantities projected or at all. In addition, attempting to achieve market acceptance for new products requires us to incur substantial product development and marketing costs, which are typically incurred many months in advance of the completion of the sale of the products. If we introduce new products that do not gain market acceptance, it could erode our competitive position, adversely affect the image of our brands, and result in sales below our expectations.

If our Business Transformation Project does not result in the anticipated benefits to us, or if it results in unanticipated disruption to our business, our financial condition and operating results could be adversely affected and our business may become less competitive.
As part of our ongoing effort to improve the overall efficiency and competitiveness of our business, we have taken steps to implement a Business Transformation Project, including upgrading our enterprise resource program systems, and inventory management and control systems. We have additional plans to continue to improve, automate and streamline our other operational systems, processes, infrastructure and management. While we believe our Business Transformation Project has the potential to reduce our expenses, increase our efficiency and enhance our ability to be competitive in the long term, we have incurred, and expect to continue to incur, significant expenses to implement the project. Many of these expenditures have been, and will continue to be, incurred in advance of the realization of any direct benefits to our business. We cannot guarantee that we will be successful in implementing our Business Transformation Project, or that our efforts will result in the anticipated benefits to us. If we are not successful in implementing our Business Transformation Project in a cost-effective manner, our financial condition and operating results could be adversely affected and our business may become less competitive.
In addition, implementation of our Business Transformation Project has the potential to be disruptive to our existing business operations as our managers and employees attempt to learn new software programs and control systems, and adapt to new operating requirements, while continuing to manage and operate our business. If we are unable to successfully manage any disruption to our business caused by our Business Transformation Project, we could incur unanticipated expenses, loss of customers and harm to our reputation, any of which would harm our business.
If we are unsuccessful in implementing our retail store fleet optimization and brand office consolidation plans, we may incur significant costs and expenses without any corresponding benefits to our business, in which case our financial condition and operating results may be adversely affected.

We are in the process of implementing a restructuring plan, including a retail store fleet optimization and brand office consolidation, which is designed to realign our brands, streamline brand operations, reduce infrastructure and overhead costs, create operating efficiencies, and improve collaboration. This initiative involves the potential closure of approximately 24 of our retail stores, the relocation of our Sanuk brand operations office, and the closure of our Ahnu brand operations office. In connection with the restructuring efforts, we have incurred, and expect to continue to incur, significant costs and expenses relating to the write-off of leasehold improvements, the early termination of office and store leases, employee relocation and severance costs, and the disposal of equipment. There can be no assurance that the benefits from the retail store fleet optimization and brand office consolidation, including from any potential reduction in overhead costs or improvement in operating efficiencies, will be sufficient to offset the costs and other charges that we have already incurred and that we expect to incur in the future. If we fail to realize the anticipated benefits from the implementation of these strategies, or if we incur costs or expenses in amounts that are greater than our estimates, our financial condition and operating results may be adversely affected.

It may be difficult to identify new retail store locations that meet our requirements, and any new retail stores may not realize returns on our investments.

While we expect to close or relocate a number of retail stores in connection with our retail store fleet optimization plans, we are concurrently working to identify opportunities to open new retail stores. Global store openings involve substantial investments, including those relating to leasehold improvements, furniture and fixtures, equipment, information systems, inventory, and personnel. In addition, since a certain amount of our retail store costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. As we have experienced in the past, due to the high fixed cost structure associated with the retail segment, the closure of a retail store can result in a significant negative financial impact, including write-offs of leasehold improvements and inventory, lease termination costs, and severance costs. As a result of our ongoing retail store fleet optimization plans, and in light of the significant costs and impairments that can be incurred upon the closure of a retail location, we expect to conduct a thorough diligence process and apply stringent financial parameters when assessing whether to open a new retail store location. However, there can be no assurance that any new retail location that we identify will ultimately generate a positive return on our investment. In addition, in light of the difficult and rapidly changing retail environment, it may prove challenging to identify a sufficient number of retail locations that meet our stringent financial requirements, in which case we may not be able to fully execute our growth strategy.

Furthermore, we license the right to operate retail stores for our brands to third parties through our partner retail program. We expect to increase both the number of third parties we engage within our partner retail program and the number of stores that they operate. We currently plan for most of the partner retail stores to be operated in international markets, with the largest increase anticipated to be in China. We provide training to support these stores, and set and monitor operational standards. However, the quality of these store operations may decline due to the failure of these third parties to operate the stores in a manner consistent with our standards or our failure to adequately monitor these third parties, which could result in reduced sales and cause our overall brand image to suffer.

We face intense competition from both established companies and newer entrants into the market, and our failure to compete effectively could cause our market share to decline, which would harm our financial condition and results of operations.

The footwear industry is highly competitive and we expect to continue to face intense competitive pressures. We believe that we compete on the basis of a number of factors, including our ability to:

•	predict and respond to changing consumer preferences and tastes in a timely manner;

•	produce products that appeal to consumers;

•	produce products that meet our requirements and consumer expectations for quality;

•	accurately predict and forecast consumer demand;

•	ensure product availability;

•	manage the impact of seasonality, including unexpected changes in weather conditions;

•	maintain brand loyalty and authenticity;

•	price our products in a competitive manner;

•	implement our Omni-Channel strategy, including providing a unique customer service experience;

•	implement our Business Transformation Project in a cost-effective manner; and

•	manage the impact on our business of the rapidly changing retail environment.

Our inability to compete effectively with respect to one or more of these factors could cause our market share to decline, which would harm our financial condition and results of operations.

Our competitors include athletic and footwear companies, branded apparel companies, and retailers with their own private labels. In addition, these competitors include both established companies, as well as newer entrants into the market. In particular, we believe that, as a result of the growth of the UGG brand, certain competitors have entered into the marketplace specifically in response to the success of our brands, and that other competitors may do so in the future. A number of our larger competitors have significantly greater financial, technological, engineering, manufacturing, marketing, and distribution resources than we do, as well as greater brand awareness in the footwear and apparel markets. Our competitors’ greater capabilities in these areas may enable them to more effectively compete on the basis of price and production, develop new products more quickly, identify or influence consumer preferences, and withstand periodic downturns in the footwear industry or in economic conditions generally. With respect to newer entrants into the market, we believe that access to offshore manufacturing and changes in technology will continue to make it easier and more cost effective for these companies to compete with us.

As a result of the competitive environment in which we operate, we have faced, and expect to continue to face, intense pricing pressure. For example, efforts by our competitors to dispose of their excess inventories may significantly reduce prices of competitive products, which may require us to reduce the pricing of our products in order to compete, or cause consumers to shift their purchasing decisions away from our products entirely. We have also faced, and expect to continue to face, intense pressure with respect to competition for key customer accounts and distribution channels. Furthermore, the competitive environment makes it more difficult to forecast inventory requirements as production decisions are required to be made several months in advance of the purchase of our products. If we fail to compete effectively in the future, our sales could decline and our margins could be impacted, either of which could have a negative impact on our financial condition and results of operations.

Our financial success is influenced by the success of our customers, and the loss of a key customer could have a material adverse effect on our financial condition and results of operations.

Much of our financial success is directly related to the ability of our retailer and distributor partners to successfully market and sell our brands through to consumers. If a retailer fails to meet annual sales goals, it may be difficult to locate an acceptable substitute retailer. If a distributor fails to meet annual sales goals, it may be difficult and costly to either locate an acceptable substitute distributor or convert to a wholesale direct model. If we determine that it is necessary to make a change, we may experience increased costs, loss of customers, increased credit risk, and increased inventory risk. In addition, there is no guarantee that any replacement retailer or distributor will generate results that are more favorable than the terminated party.

We currently do not have long-term contracts with any of our retailers. We do have contracts with our distributors with terms ranging up to five years, however, while these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase our products. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our wholesale customers. We use the timing of delivery dates in our wholesale customer orders to forecast our sales and earnings for future periods. If any of our major customers, experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce, or discontinue purchases from us. These risks have been exacerbated recently as our retail customers face a retail industry that continues to undergo significant structural changes fueled by technology that is altering consumer behavior. As a result, we could experience a significant decline in sales, write downs of excess inventory, or increased discounts to our customers, any of which could have a material adverse effect on our financial condition or results of operations.

Our five largest customers accounted for approximately 21.9% of worldwide net sales in fiscal year 2016 and 22.2% of worldwide net sales in fiscal year 2015. Any loss of a key customer, the financial collapse or bankruptcy of a key customer, or a significant reduction in purchases from a key customer could have a material adverse effect on our financial condition and results of operations.

Failure to adequately protect our intellectual property rights, to prevent counterfeiting of our products, or to defend claims against us related to our intellectual property rights, could reduce sales and adversely affect the value of our brands.

Our business could be significantly harmed if we are not able to protect our intellectual property rights. We believe our competitive position is largely attributable to the value of our trademarks, patents, trade dress, trade names, trade secrets, copyrights and other intellectual property rights. Although we are aggressive in legal and other actions in pursuing those who infringe on our intellectual property rights, we cannot guarantee that the actions we have taken will be adequate to protect our brands in the future, especially because some countries’ laws do not protect intellectual property rights to the same extent as US laws. If we fail to adequately protect our intellectual property rights, it would allow our competitors to sell products that are similar to and directly competitive with our products, which could reduce sales of our products. In addition, any intellectual property lawsuits in which we are involved could cost a significant amount of time and money and distract management’s attention from operating our business. Any unexpected increases in legal fees and other costs associated with the defense of our intellectual property rights could result in higher operating expenses, which would negatively impact our profitability.

The success of our brands has also made us the target of counterfeiting and product imitation strategies. We continue to be vulnerable to such infringements despite our dedication of significant resources to the registration and protection of our intellectual property and to anti-counterfeiting efforts worldwide. If we fail to prevent counterfeiting or imitation of our products, we could lose opportunities to sell our products to consumers who may instead purchase a counterfeit or imitation product. In addition, if our products are associated with inferior products of infringers, it could adversely affect the value of our brands.

In addition to fighting intellectual property infringement, we may need to defend claims against us related to our intellectual property rights. For example, we have faced claims that the word "ugg" is a generic term. Such a claim was successful in Australia, but similar claims have been rejected by courts in the US, China, Turkey and the Netherlands. We have also faced claims that “UGG Australia” is geographically deceptive. Any court decision or settlement of these matters that prevents trademark protection of our brands, that allows a third-party to continue to sell products similar to our products, or that allows a manufacturer or distributer to continue to sell counterfeit products, could lead to intensified competition and a material reduction in our sales.

We may not succeed in implementing our growth strategies, in which case we may not be able to take advantage of certain market opportunities and may become less competitive.

As part of our overall growth strategy, we are continually seeking out opportunities to enhance the positioning of our brands, diversify our product offerings, extend our brands into complementary product categories and markets, expand geographically, increase our overall retail presence, and improve our financial performance and operational efficiency. For example, we continue to pursue opportunities to expand our Direct-to-Consumer presence, including through new retail stores and expanded E-commerce capabilities. We are also considering expanding our partner retail program in certain markets based on our analysis of the market opportunity and business efficiencies. In addition, as part of our international growth strategy, we may continue to transition from a third-party distribution model to a direct distribution model. Further, we are exploring relationships with third parties for the expansion of the UGG brand into different product categories, including licensee and sourcing agent arrangements. We anticipate that substantial further expansion will be required to realize our growth potential and take advantage of new market opportunities. Failure to effectively implement our growth strategy could negatively impact our revenues and rate of growth, and result in our business becoming less competitive. In addition, taking steps to implement our growth initiatives could have a number of negative effects, including increasing our working capital needs, causing us to incur costs without any corresponding benefits, and diverting management time and resources away from our existing business.

We face risks associated with pursuing strategic acquisitions, and our failure to successfully integrate any acquired business or products could have a material adverse effect on our results of operations and financial position.

As part of our overall growth strategy, we consider strategic acquisitions in order to extend our brands into complementary product categories and markets. For example, in April 2015 we acquired substantially all the assets related to the Koolaburra brand. Our ability to continue this practice depends on our ability to identify and successfully pursue suitable acquisition candidates. Acquisitions involve numerous risks, challenges and uncertainties, including the potential to:

•	expose us to risks inherent in entering a new market or geographic region;

•	lose significant customers or key personnel of the acquired business;

•	encounter difficulties managing geographically-remote operations;

•	divert management’s time and attention away from other aspects of our business operations;

•	issue equity securities to finance the acquisition, which would be dilutive to our existing stockholders;

•	incur indebtedness to finance the acquisition, which would result in debt service costs and potentially include covenants restricting our operations; and

•	incur costs relating to a potential acquisition that we fail to consummate, which we may not be able to recover.

Additionally, we may not be able to successfully integrate the operations of any acquired businesses into our operations, or to achieve the expected benefits of any acquisitions. Following an acquisition, we may also face cannibalization of existing product sales by our newly-acquired products, unless we adequately integrate new brands and products with our existing products, aggressively target different consumers for our newly-acquired products, and increase our overall market share. The failure to successfully integrate any acquired business or products in the future could have a material adverse effect on our results of operations and financial position.

Our business could be adversely affected by the loss of key members of our management team or other key personnel.

Our future success and growth depend largely upon the continued services of our executive officers and other key employees. From time to time, there may be changes in our executive officers or other key employees resulting from the hiring or departure of such personnel, which may disrupt our business. Our executive officers and other key employees are generally employed on an at-will basis, which means that such personnel could terminate their employment with us at any time. For example, we have hired new executives in key leadership roles over the last several years, including the President of Fashion Lifestyle and President of OmniChannel. The loss of one or more of our executive officers or other key employees, and the often extensive process of identifying and hiring other personnel who will work effectively with our employees and lead our company to fill those key positions, could have a material adverse effect on our business.

We depend on skilled personnel and, if we are unable to retain or hire additional qualified personnel, we may not be able to achieve our strategic objectives and our operating results may suffer.

To execute our growth plan, we must continue to attract and retain highly qualified and motivated personnel across our company. In particular, in order to continue to develop new products and successfully operate and grow our key business processes, it is important for us to continue hiring highly skilled footwear and accessory designers and information technology specialists. Competition for these skilled professionals is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached their legal obligations, resulting in a diversion of our time and resources. In addition, our headquarters are located in Goleta, California, which is not generally recognized as a prominent commercial center, and it is difficult to attract qualified professionals due to our geographic location. As a result, we may have difficulty hiring and retaining suitably skilled personnel with the qualifications and motivation to expand our business. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives, our operating results may suffer and we may be unable to compete in the market.

In addition, prospective and existing employees often consider the value of the stock awards they receive in connection with their employment when deciding whether to take a job. If the perceived value of our equity awards decline, or if the price of our stock experiences significant volatility, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or to retain and motivate our current personnel, our future growth prospects could be adversely affected and our business could be harmed.

Additionally, as part of our efforts to improve overall efficiency and competitiveness of our business, we have added new leadership both within our brands and to our Omni-Channel platform, as well as streamlining and restructuring our existing personnel and brand management. If we fail to effectively implement these management and personnel changes, we may be unable to achieve our strategic objectives and operating efficiencies.

Our corporate culture has contributed to our success and, if we cannot maintain this culture as we grow, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.

We believe that our culture has been and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture or maintain our culture and core values over time, we may be unable to foster the passion, creativity, teamwork, focus and innovation that we believe have contributed to the growth and success of our business. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives. As we continue to pursue our goals and implement new strategies, we may find it difficult to maintain our corporate culture.

We rely upon a number of warehouse and distribution facilities to operate our business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse impact on our business.
We rely upon a broad network of warehouse and distribution facilities in order to store, sort, package and distribute our products both domestically and internationally. In the US, we distribute products through self-managed distribution centers in Camarillo and Moreno Valley, California. These distribution centers feature a complex warehouse management system that enables us to efficiently pack products for direct shipment to customers. However, we could face a significant disruption in our domestic distribution center operations if our warehouse management system does not perform as anticipated or ceases to function for an extended period of time, which could occur as a result of damage to the facility, failure of certain equipment, power outages or software problems. These risks are exacerbated by the ongoing implementation of our Business Transformation Project since the warehouse management system is required to work together with our enterprise resource program systems and inventory management and control systems. If our domestic distribution center operations are impeded for any reason, it could result in shipment delays or the inability to delivery product at all, which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business.
In addition, we began operating our distribution center in Moreno Valley in the fourth quarter of fiscal year 2015. In general, building out a new distribution facility, and incorporating the operations of the new facility into our business in an efficient and cost effective manner presents many challenges. During the first several months of operations of the Moreno Valley facility, we experienced logistical challenges which caused shipment delays and resulted in lost sales, primarily for the Sanuk brand. While we continue to work on improving operations at the Moreno Valley facility, we expect to continue to experience disruption to our business as a result of bringing the facility online, including the potential for additional shipment delays, cancelled orders and other logistical issues. In addition, any new distribution facilities that we build or acquire in the future may experience similar difficulties.
Internationally, we distribute our products through a number of distribution centers managed by third-party logistics providers (3PLs). We depend on these 3PLs to manage the operation of their distribution centers as necessary to meet our business needs. If the 3PLs fail to manage these responsibilities, our international distribution operations could face significant disruptions. The loss of, or disruption to the operations of, any one or more of these facilities, whether due to natural disasters, the outbreak of hostilities, work stoppages, or other adverse events, could materially adversely impact our sales, business performance and operating results.

We rely on independent manufacturers for most of our production needs, and the failure of these manufacturers to manage these responsibilities would prevent us filling customer orders, which would result in loss of sales and harm our relationships with customers.

We rely on independent manufacturers and their respective material suppliers for most of our production needs, although we do not have direct control over the manufacturers or their suppliers. We depend on these independent manufacturers for a number of functions that are critical to our operations, including financing the production of goods ordered, maintaining manufacturing capacity, complying with our restricted substances policy and storing finished goods in a safe location pending shipment. If the independent manufacturers fail to manage these responsibilities, we may be unable to obtain timely delivery of products in sufficient quantities that meet our quality standards. In that event, we may not be able to fill customer orders, which would result in lost sales and harm to our relationships with customers.

We do not currently have long-term contracts with these independent manufacturers, and so are not assured of a long-term, uninterrupted supply of acceptable quality and competitively-priced products from our independent manufacturers. While we do have long-standing relationships with most of these manufacturers, any of the manufacturers may unilaterally terminate their relationship with us at any time, seek to increase the prices they charge us, or extract other concessions from us. In the event of a termination of an existing relationship with a manufacturer, we may not be able to substitute alternative manufacturers that are capable of providing products or services of a comparable quality, at an acceptable price, or on a timely basis. If we must find alternative manufacturers, we would likely experience increased costs as well as substantial disruption to our business, which could result in a loss of sales and earnings.

Interruptions in the supply of our products can also result from adverse events that impair the operations of our manufacturers. We keep proprietary materials that are required for the production of our products, such as shoe molds, knives, and raw materials, under the custody of our independent manufacturers. If these independent manufacturers were to experience loss or damage to these proprietary materials, whether as a result of natural disasters, outbreak of hostilities or other adverse events, we cannot be assured that the manufacturers would have adequate insurance to cover such loss or damage, and, in any event, the replacement of such materials would likely result in significant delays in the production of our products, which could result in a loss of sales and earnings.

Most of our independent manufacturers are located outside of the US, where we are subject to the risks associated with international commerce.

Most of our independent manufacturers are in Asia and Latin America, with the majority of production performed by a limited number of manufacturers in China. Foreign manufacturing is subject to numerous risks and uncertainties, including the following:

•	tariffs, import and export controls, and other non-tariff barriers such as quotas and local content rules on raw materials and finished products;

•	increasing transportation costs and a limited supply of international shipping capacity;

•	delays during shipping, at the port of entry or at the port of departure;

•	increasing labor costs and labor disruptions;

•	poor infrastructure and shortages of equipment, which can disrupt transportation and utilities;

•	restrictions on the transfer of funds from foreign jurisdictions;

•	changing economic and market conditions;

•	changes in governmental policies and regulations including intellectual property, labor, safety, and environmental regulations;

•	refusal to adopt or comply with our Supplier Code of Conduct, Conflict Minerals Policy and Restricted Substances Policy;

•	customary business traditions in China and Vietnam such as local holidays, which are traditionally accompanied by high levels of turnover in the factories;

•	decreased scrutiny by custom officials for counterfeit products;

•	political instability, which can interrupt commerce, including acts of war and other external factors, over which we have no control;

•	heightened terrorism security concerns, which could subject imported or exported products to more frequent or more lengthy inspections;

•	use of unauthorized or prohibited materials or reclassification of materials;

•	disease epidemics and health-related concerns that could result in a reduced workforce or scarcity of raw materials;

•	disruptions at manufacturing or distribution facilities caused by natural or other disasters; and

•	adverse changes in consumer perception of goods, trade, or political relations with China or Vietnam.

These risks and uncertainties, or others of which we are currently unaware, could interfere with the manufacture or shipment of our products by our independent manufacturers. This could make it more difficult to obtain adequate supplies of quality products when we need them, which could negatively impact our sales and earnings.

While we require that our independent manufacturers adhere to environmental, labor, ethical, health, safety, and other standard business practices and applicable local laws, and while we periodically visit and audit their operations, we do not control their business practices. If we discovered non-compliant manufacturers or suppliers that cannot or will not become compliant, we would cease dealing with them, which could increase our costs and cause us to suffer an interruption in our product supply chain. In addition, the manufacturers’ violations of such standards and laws could result in negative publicity, which could damage our reputation and the value of our brands.

We conduct business outside the US, which exposes us to foreign currency risk, and could have a negative impact on our financial results.

We operate on a global basis, with approximately 35.0% of our net sales for the year ended March 31, 2016 from operations outside the US. As we continue to increase our international operations, our sales and expenditures in foreign currencies become more material and subject to currency fluctuations. A significant portion of our international operating expenses are paid in local currencies. Also, our foreign distributors sell in local currencies, which impacts the price to foreign consumers. Many of our subsidiaries operate with their local currency as their functional currency. Future changes in foreign currency exchange rates and global credit markets may cause changes in the US dollar value of our purchases or sales and materially affect our sales, profit margins, or results of operations, when converted to US dollars. Changes in the value of the US dollar relative to other currencies could result in material fluctuations in foreign currency translation amounts or the US dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

Labor disruptions could negatively impact our results of operations and financial position.

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes that affect the operations of our independent manufacturers, tanneries, transportation carriers, retail stores or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or similar disruptions. For example, in recent years, labor disputes at US shipping ports have impacted the delivery of our products. Any such disruptions may have a material adverse effect on our business by potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and increased transportation and labor costs, each of which may negatively impact our results of operations and financial position.

Our sales in international markets are subject to a variety of legal, regulatory, political, cultural and economic risks that may adversely impact our operating results in certain regions.

Our ability to capitalize on growth in new international markets and to maintain the current level of operation in our existing international markets is subject to risks associated with international operations that could adversely affect our sales and operating results. These risks include:

•	changes in foreign currency exchange rates, which impact the prices at which products are sold to international consumers;

•	limitations on our ability to move currency out of international markets;

•	burdens of complying with a variety of foreign laws and regulations, which may change unexpectedly, and the interpretation and application of which are uncertain;

•	legal costs and penalties related to defending allegations of non-compliance with foreign government policies, laws and regulations;

•	inability to import products into a foreign country;

•	changes in US and foreign tax laws;

•	complications due to lack of familiarity with local customs;

•	difficulties associated with promoting and marketing products in unfamiliar cultures;

•	political instability;

•	changes in diplomatic and trade relationships between the US and other countries; and

•	general economic fluctuations in specific countries or markets.

International trade and import regulations may impose unexpected duty costs or other non-tariff barriers to markets while the increasing number of free trade agreements has the potential to stimulate increased competition; security procedures may cause significant delays.

Products manufactured overseas and imported into the US and other countries are subject to import duties. While we have implemented internal measures to comply with applicable customs regulations and to properly calculate the import duties applicable to imported products, customs authorities may disagree with our claimed tariff treatment for certain products, resulting in unexpected costs that may not have been factored into the sales price of such products and our forecasted gross margins.

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

Additionally, the increased threat of terrorist activity, and law enforcement responses to this threat, have required greater levels of inspection of imported goods and have caused delays in bringing imported goods to market. Any tightening of security procedures, for example, in the aftermath of a terrorist incident, could worsen these delays and increase our costs.

Key business processes and supporting information systems could be interrupted and such interruption can adversely affect our business.

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

Our business involves the storage and transmission of sensitive information, including the personal information of our customers, credit card information, employee information, data relating to customer preferences, and proprietary company financial and strategic data. The protection of our customer, employee and company data is vitally important to us as the loss, theft or misuse of such information could lead to significant reputational or competitive harm, litigation and potential liability. As a result, we believe that our future success and growth depends, in part, on the ability of our key business processes, including our information and global communication systems, to prevent the theft, loss or misuse of this sensitive information. However, as with many businesses, we are subject to numerous security and cybersecurity risks which may prevent us from maintaining the privacy of sensitive information and require us to expend significant resources attempting to secure such information.

As has been well documented in the media, hackers and computer viruses have disrupted operations at many major companies, and we may be vulnerable to similar security breaches. While we have expended, and will continue to expend, resources to protect our customers and ourselves against these breaches and to ensure an effective response to a security or cybersecurity breach, we cannot be certain that we will be able to adequately defend against any such breach. Techniques used to obtain unauthorized access to attack systems are constantly evolving and, in some cases, becoming more sophisticated and harder to detect. Despite our efforts, we may be unable to anticipate these techniques or implement adequate preventive measures in response, and any breaches that we do not detect may remain undetected for some period. In addition, measures that we do take to prevent risks of fraud and security breaches have the potential to harm relationships with our customers or suppliers, or decrease activity on our websites by making them more difficult to use or restricting the ability to meet our customers' expectations in terms of their online shopping experience.

Any failure to maintain the security of our customers’ sensitive information, or data belonging to our suppliers, could put us at a competitive disadvantage, result in deterioration of our customers’ confidence in our brands, and subject us to potential litigation, liability, fines and penalties. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, we could be held liable to our customers, suppliers, employees or other parties, or be subject to regulatory or other actions for breaching privacy laws or failing to adequately protect such information or respond to a breach. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect our reputation and our results of operations and financial condition.

We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if customer information is never compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

Our revolving credit facility agreement, which provides our lenders with a first-priority lien against substantially all of our assets, exposes us to certain risks.

From time to time, we have financed our liquidity needs in part from borrowings made under a revolving credit facility. Our credit facility provides for a committed revolving credit line of up to $400,000. Our obligations under the agreement are guaranteed by our existing and future wholly-owned domestic subsidiaries (subject to certain exceptions) and are secured by a first-priority security interest in substantially all of our assets, including all or a portion of the equity interests of certain of our domestic and first-tier foreign subsidiaries.

Our credit facility also contains a number of customary financial covenants and restrictions, which may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants could result in a default. A default under the credit facility could cause the lenders to accelerate the timing of payments and exercise their lien on our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because borrowings under the credit facility bear interest at variable interest rates, which we do not currently anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow. There were outstanding borrowings of approximately $53,000 under our credit facility at March 31, 2016.

In addition, we have a credit facility in China (China Credit Facility), which provides for an uncommitted revolving line of credit of up to CNY 150,000, or approximately $23,200. At March 31, 2016, we had approximately $14,000 of outstanding borrowings under the China Credit Facility.

The tax laws applicable to our business are very complex and we may be subject to additional tax liabilities as a result of audits by various taxing authorities or changes in tax laws applicable to our business.

We conduct our operations through subsidiaries in several countries, including the US, the UK, Japan, China, Hong Kong, Macau, the Netherlands, Bermuda, France, Germany, and Canada. As a result, we are subject to tax laws and regulations in each of those jurisdictions, and to tax treaties between the US and those countries. These tax laws are highly complex, and significant judgment and specialized expertise is required in evaluating and estimating our worldwide provision for income taxes.

We are subject to audits in each of the various jurisdictions where we conduct business, and any of these jurisdictions may assess additional taxes against us as a result of these audits. Although we believe our tax estimates are reasonable, and we undertake to prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the periods for which that determination is made, and may require a restatement of prior financial reports. In addition, future period earnings may be adversely impacted by litigation costs, settlement payments, or interest or penalty assessments.

We are also subject to constant changes in tax laws, regulations and treaties in and between the nations in which we operate. Our tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. In addition, it is possible that tax proposals could result in changes to the existing US tax laws that affect us, although we are unable to predict whether any proposals will ultimately be enacted. Any changes in tax laws, treaties or regulations could increase our income tax liability and adversely affect our net income and long term effective tax rates.

We may incur disruption, expense, and potential liability associated with existing and future litigation.

We are involved in various claims, litigation and other legal and regulatory proceedings and governmental investigations that arise from time to time in the ordinary course of our business. Due to the inherent uncertainties of litigation and other such proceedings and investigations, we cannot predict with accuracy the ultimate outcome of any such matters. An unfavorable outcome could have a material adverse impact on our business, financial position, and results of operations. The amount of insurance coverage we maintain to address such matters may be inadequate to cover these or other claims. In addition, any significant litigation, investigation, or proceeding, regardless of its merits, could divert financial and management resources that would otherwise be used to benefit our operations or could negatively impact our reputation in the marketplace.

New regulations related to "conflict minerals" may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

In August 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to perform due diligence, and to annually report to the SEC whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We file a Form SD, Specialized Disclosure Report, on or about May 31 each year.

Our common stock price has been volatile, which could result in substantial losses for stockholders.

Our common stock is traded on the New York Stock Exchange under the symbol “DECK”. The trading price of our common stock has been and may continue to be volatile. The closing prices of our common stock, as reported by the NYSE, have ranged from $42.27 to $76.14 for the 52-week period ended May 13, 2016. The trading price of our common stock could be affected by a number of factors, including, but not limited to the following:

•	changes in expectations of our future performance, whether realized or perceived;

•	changes in estimates by securities analysts or failure to meet such estimates;

•	published research and opinions by securities analysts and other market forecasters;

•	quarterly fluctuations in our sales, margins, expenses, and financial results;

•	the financial results and liquidity of our customers;

•	the shift of revenue recognition as a result of changes in our distribution model;

•	claims brought against us by a regulatory agency or our stockholders;

•	announcements to repurchase our stock;

•	the declaration of stock or cash dividends;

•	general market and economic conditions;

•	consumer confidence;

•	broad market fluctuations in volume and price; and

•	a variety of risk factors, including the ones described elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

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

Volatile economic conditions and general changes in the market have affected, and will likely continue to affect, consumer spending generally and the buying habits and preferences of consumers. A significant portion of the products we sell, especially those sold under the UGG brand, are considered to be luxury retail products. The purchase of these products by consumers is largely discretionary, and is therefore highly dependent upon the level of consumer spending, particularly among affluent consumers. Sales of these products may be adversely affected by factors such as uncertain or worsening economic conditions, increases in consumer debt levels, or a decline in consumer confidence. During an actual or perceived economic downturn, fewer consumers may shop for our products, and those who do shop may limit the amount of their purchases or substitute less costly products for our products. As a result, we could be required to reduce the price we can charge for our products or increase our marketing and promotional expenses to generate additional demand for our products. In either case, these changes could reduce our sales and gross margins, which could have a material adverse effect on our financial condition and results of operations.

We sell a large portion of our products through higher-end specialty and department store retailers. The businesses of these retailer customers may be impacted by factors such as changes in economic conditions, reduced customer demand for luxury products, and decreases in available credit. If these or other factors result in financial difficulties or insolvency for our retail customers, such pressures would have an adverse impact on our estimated allowances and reserves, and potentially result in us losing key customers.

Furthermore, economic factors such as increased transportation costs, inflation, higher costs of labor, and higher insurance and healthcare costs may increase our cost of sales and our operating expenses.

Anti-takeover provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could have the effect of rendering more difficult hostile takeovers, change-in-control transactions or changes in our Board of Directors or management. Among other things, these provisions:

•
authorize the issuance of preferred stock with powers, preferences and rights that may be senior to our common stock, which can be created and issued by our Board of Directors without prior stockholder approval;

•	provide that the number of directors will be fixed by the affirmative vote of a majority of the whole Board of Directors;

•	provide that board vacancies can only be filled by directors;

•	prohibit stockholders from acting by written consent without holding a meeting of stockholders;

•
require the vote of holders of not less than 66 2/3% of the voting stock then outstanding to approve amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws; and

•	require advance written notice of stockholder proposals and director nominations.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which may delay, deter or prevent a change-in-control transaction. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

Any provision of Delaware law, our Amended and Restated Certificate of Incorporation, or our Amended and Restated Bylaws, that has the effect of rendering more difficult, delaying, deterring or preventing a change-in-control transaction could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

We do not expect to declare any dividends in the foreseeable future.

We have never declared or paid any cash dividends on our existing common stock. We do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future and intend to retain all future earnings for the growth of our business. Consequently, investors may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States, or US GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant impact on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Item 2. Properties

Our corporate headquarters are located in Goleta, California. The construction of our new fourteen acre corporate headquarters in Goleta, California was substantially completed in January 2014. Subsequent to March 31, 2016, we acquired 3.7 acres of land adjacent to our corporate headquarters to accommodate future expansion.

We have two US distribution centers, both in California. We began operating our distribution center in Moreno Valley in the fourth quarter of fiscal year 2015 and continue to operate our distribution center in Camarillo. Our international distribution centers, located in China, Hong Kong, Japan, the Netherlands and the UK are managed by 3PLs.

We also have offices in China, Hong Kong and Vietnam to oversee the quality and manufacturing standards of our products, an office in Macau to coordinate logistics, offices in China, Hong Kong and Japan to coordinate sales and marketing efforts, and offices in France, Germany, the Netherlands and the UK to oversee European operations and administration.

At March 31, 2016, we had 54 retail stores in the US ranging from approximately 1,000 to 7,000 square feet. Internationally, we had 99 retail stores in Austria, Belgium, Canada, China, France, Hong Kong, Japan, the Netherlands and the UK. Our E-Commerce operations are in Arizona, China, Japan and the UK and many other European countries. We have no manufacturing facilities, as all of our products are manufactured by independent manufacturers.

Other than our new corporate headquarters, we lease, rather than own, our facilities from unrelated parties. With the exception of our DTC facilities, our facilities are attributable to multiple segments of our business and are not allocated to the reportable segments. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.

The following table reflects the location, use and approximate size of our significant physical properties at March 31, 2016:

Facility Location	Description	Lease or Own	Facility Size (Square Footage)
Moreno Valley, California	Warehouse Facility	Lease	794,000
Camarillo, California	Warehouse Facility	Lease	723,000
Goleta, California	Corporate Offices	Own	196,000

Item 3. Legal Proceedings

As part of our policing program for our intellectual property rights, from time to time, we file lawsuits in the US and abroad alleging acts of trademark counterfeiting, trademark infringement, patent infringement, trade dress infringement, trademark dilution, and state or foreign law claims. At any given point in time, we may have a number of such actions pending. These actions often result in seizure of counterfeit merchandise or out of court settlements with defendants or both. From time to time, we are subject to claims where plaintiffs will raise, or defendants will raise, either as affirmative defenses or as counterclaims, the invalidity or unenforceability of certain of our intellectual property rights, including our trademark registration and design patents for UGG. We also are aware of many instances throughout the world in which a third-party is using our UGG trademarks within its internet domain name, and we have discovered and are investigating several manufacturers and distributors of counterfeit UGG, Teva and Sanuk products.

Although we are subject to other routine legal proceedings from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or consolidated financial statements.

PART II

Unless otherwise specifically indicated, all amounts in Items 5, 6, 7 and 7A herein are expressed in thousands, except for share data and store count.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol "DECK". Prior to May 5, 2014, our common stock was traded on the NASDAQ Global Select Market under the symbol "DECK".

The following table shows the range of low and high closing sale prices per share of our common stock, based on the last daily sale, for the periods indicated.

	Common Stock Price Per Share
	Low	High
Year ended March 31, 2016
First Quarter	$68.15	$76.58
Second Quarter	56.75	74.37
Third Quarter	46.30	62.16
Fourth Quarter	42.27	60.55
Year ended March 31, 2015
First Quarter	$76.11	$86.33
Second Quarter	81.53	99.38
Third Quarter	81.56	98.57
Fourth Quarter	66.05	94.10

At May 13, 2016, we had approximately 49 stockholders of record based upon the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

We did not sell any equity securities during the year ended March 31, 2016 that were not registered under the Securities Act of 1933, as amended.

Stock Performance Graph

Below is a graph comparing the percentage change in the cumulative total stockholder return on the Company's common stock against the cumulative total return of the NYSE Composite Index, and the S&P 500 Apparel, Accessories & Luxury Goods Index for the five-year and one quarter period commencing December 31, 2010 and ending March 31, 2016. The data represented below assumes one hundred dollars invested in each of the Company's common stock, the NYSE Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index on January 1, 2011.

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

The following table assumes $100 invested on January 1, 2011 and assumes dividend reinvested.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	3/31/2015	3/31/2016
Deckers Outdoor Corporation	$100.0	$94.8	$50.5	$105.9	$91.4	$75.1
S&P 500 Apparel, Accessories & Luxury Goods Index	100.0	124.4	127.6	159.4	152.2	135.1
The NYSE Composite Index*	100.0	96.4	112.1	141.7	155.5	149.6

*The NYSE Composite Index is an index that measures the performance of all stocks listed on the NYSE.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future. Our current credit agreement allows us to make cash dividends, provided that no event of default has occurred or is continuing and provided that our total adjusted leverage ratio does not exceed 2.75 to 1.00. At March 31, 2016, we were in compliance with this provision and we remain in compliance as of May 31, 2016.

Stock Repurchase Program

In June 2012, we approved a stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program did not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. At February 28, 2015, we had repurchased approximately 3,823,000 shares under this program for approximately $200,000, or an average price of $52.31 per share.

In January 2015, we approved a new stock repurchase program to repurchase up to $200,000 of our common stock, which included the same stipulations as the purchase program approved in June 2012, as described above. At March 31, 2016, we have repurchased approximately 1,797,000 shares under this program for approximately $122,100, or an average price of $67.95 per share, leaving the remaining approved amount at approximately $77,900.

The following table summarizes the activity under our stock repurchase programs during the period from December 31, 2013 through March 31, 2016:

	Total number of shares purchased* (in thousands)	Average price paid per share	Approximate dollar value of shares added/(purchased) (in thousands)	Approximate dollar value of shares that may yet be purchased (in thousands)
December 31, 2013				$79,300
January 1, 2014 — September 30, 2014	—	$—	$—	79,300
October 1, 2014 — October 31, 2014	157	84.66	(13,300)	66,000
January 1, 2015 — January 31, 2015	—	—	200,000	266,000
February 1, 2015 — February 28, 2015	1,089	73.41	(79,900)	186,100
March 1, 2015 — March 31, 2015	190	73.73	(14,000)	172,100
June 1, 2015 — June 30, 2015	625	72.69	(45,400)	126,700
August 1, 2015 — August 31, 2015	321	67.68	(21,700)	105,000
September 1, 2015 — September 30, 2015	33	62.32	(2,100)	102,900
February 1, 2016 — February 29, 2016	266	56.41	(15,000)	87,900
March 1, 2016 — March 31, 2016	175	56.97	(10,000)	77,900
Total	2,856	$67.95

* All shares purchased were purchased as part of a publicly announced program in open-market transactions.

Item 6. Selected Financial Data

We derived the following selected consolidated financial data from our consolidated financial statements.

The financial data are derived from, and qualified by reference to, the following audited consolidated financial statements not included in this Annual Report on Form 10-K:

•Consolidated statements of comprehensive income for the years ended December 31, 2012 and 2011.

•Consolidated balance sheets at March 31, 2014, and December 31, 2013.

The financial data are further derived from, and qualified by reference to, the following accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K:

•	Consolidated statements of comprehensive income (loss) for the years ended March 31, 2016, March 31, 2015 and December 31, 2013 and the transition quarter ended March 31, 2014.

•Consolidated balance sheets at March 31, 2016 and March 31, 2015.

Historical results are not necessarily indicative of the results to be expected in the future. You should read the following consolidated financial information together with our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K and the related notes and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Years ended March 31,		Quarter ended (transition period) March 31,	Years ended December 31,
	2016	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statements of operations data
Net sales:
UGG wholesale	$918,102	$903,926	$83,271	$818,377	$819,256	$915,203
Teva wholesale	121,239	116,931	45,283	109,334	108,591	118,742
Sanuk wholesale	90,719	102,690	28,793	94,420	89,804	26,039
Other brands wholesale	100,820	76,152	18,662	38,276	20,194	21,801
Direct-to-Consumer	644,317	617,358	118,707	496,211	376,553	295,498
Total net sales	1,875,197	1,817,057	294,716	1,556,618	1,414,398	1,377,283
Cost of sales	1,028,529	938,949	150,456	820,135	782,244	698,288
Gross profit	846,668	878,108	144,260	736,483	632,154	678,995
Selling, general and administrative expenses	684,541	653,689	144,668	528,586	445,206	394,157
Income (loss) from operations	162,127	224,419	(408)	207,897	186,948	284,838
Other expense (income), net	5,242	3,280	334	2,340	2,830	(424)
Income (loss) before income taxes	156,885	221,139	(742)	205,557	184,118	285,262
Income taxes	34,620	59,359	1,943	59,868	55,104	83,404
Net income (loss)	122,265	161,780	(2,685)	145,689	129,014	201,858
Net income attributable to noncontrolling interest	—	—	—	—	(148)	(2,806)
Net income (loss) attributable to Deckers Outdoor Corporation	$122,265	$161,780	$(2,685)	$145,689	$128,866	$199,052
Net income (loss) per share attributable to Deckers Outdoor Corporation common stockholders:
Basic	$3.76	$4.70	$(0.08)	$4.23	$3.49	$5.16
Diluted	$3.70	$4.66	$(0.08)	$4.18	$3.45	$5.07
Weighted-average common shares outstanding:
Basic	32,556	34,433	34,621	34,473	36,879	38,605
Diluted	33,039	34,733	34,621	34,829	37,334	39,265

	As of
	Years ended March 31,		Quarter ended (transition period) March 31,	Years ended December 31,
	2016	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$245,956	$225,143	$245,088	$237,125	$110,247	$263,606
Working capital	547,267	519,051	501,647	508,786	424,569	585,823
Total assets	1,278,068	1,169,933	1,064,204	1,259,729	1,068,064	1,146,196
Long-term liabilities	72,099	65,379	53,140	51,092	62,246	72,687
Total Deckers Outdoor Corporation stockholders' equity	967,471	937,012	888,849	888,119	738,801	835,936

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

References to "Deckers," "we," "us," "our," or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries. The following discussion of our financial condition and results of operations should be read together with our accompanying consolidated financial statements and the accompanying notes included in Part IV of this Annual Report on Form 10-K. Certain reclassifications were made for all prior periods presented including the year ended March 31, 2015, the quarter ended March 31, 2014 (transition period) and years ended December 31, 2013, 2014, and 2015 to conform to the current period presentation.

Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share data, and store count.

Overview

We are a global leader in designing, marketing and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities. We market our products primarily under six proprietary brands, composed of the following three primary brands and our other brands:

•	UGG®: Premier brand in luxurious comfort footwear, and expanding into handbags, apparel, home and cold weather accessories;

•	Teva®: Born from the outdoors, active lifestyle footwear for the adventurous spirit; and

•	Sanuk®: Authentic Southern California casual footwear for those seeking a playful escape.

In addition to our three primary brands, our other brands include Hoka One One® (Hoka), a line of footwear for all capacities of runners designed with a unique performance midsole geometry, oversized midsole volume and active foot frame; Ahnu®, a line of performance outdoor and yoga footwear; and Koolaburra® by UGG (Koolaburra), a line of fashion casual footwear using sheepskin and other plush materials.

We sell our brands through quality domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our Direct-to-Consumer (DTC) business. Independent third parties manufacture all of our products.

Change in Fiscal Year

In February 2014, our Board of Directors approved a change in our fiscal year end from December 31 to March 31. The change was intended to better align our planning, financial and reporting functions with the seasonality of our business. The 2016, 2015 and 2013 fiscal years are for the periods ended March 31, 2016, March 31, 2015 and December 31, 2013, respectively. The 2014 transition period was the quarter ended March 31, 2014, to coincide with the change in our fiscal year end.

Recent Developments

In July 2014, we acquired our UGG brand distributor that had been selling to retailers in Germany and continues to operate as a wholesale business in Germany through the acquired subsidiary. The acquisition included certain intangible and tangible assets and the assumption of liabilities. The purchase price of the acquisition was not material to our consolidated financial statements.

In April 2015, we acquired substantially all the assets related to the Koolaburra brand, a line of fashion casual footwear using sheepskin and other plush materials. We believe there is significant consumer demand for footwear using sheepskin and other plush materials at price points below those of the UGG brand.

In July 2015, we sold certain tangible and intangible assets, and the trade name related to the MOZO® brand, a footwear brand crafted for culinary professionals. In February 2016, we sold certain tangible and intangible assets, including the trade name related to the TSUBO brand, a line of mid and high-end dress and dress casual footwear. The impacts of these sales were not material to our consolidated financial statements.

In February 2016, we announced the implementation of a retail store fleet optimization and office consolidation that was intended to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration and included the closure of facilities and relocation of employees. We have begun to realign our brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group will include the UGG and Koolaburra brands. The Performance Lifestyle group will include the Teva, Sanuk and Hoka brands. As part of this realignment, we also relocated our Sanuk brand operations in Irvine, California to the corporate headquarters in Goleta, California. In addition, we closed our Ahnu brand operations office in Richmond, California and consolidated our European offices. Furthermore, we are in the process of evaluating our portfolio of retail stores. We have identified 24 retail stores that are candidates for potential closure. Subsequent to the sales of the MOZO and TSUBO brands, the operating results for our other brands only include Hoka, Ahnu and Koolaburra. We plan to leverage elements, including particular styles, of the Ahnu brand under the umbrella of the Teva brand beginning in calendar year 2017. Refer to Note 2 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information.

As a result of the retail store fleet optimization, office consolidation and software impairments, we have expensed restructuring charges totaling approximately $25,000 at March 31, 2016. Of this amount, approximately $9,000 is related to lease termination costs, $4,000 is related to severance costs, $6,000 is related to impairment of leasehold improvements and various assets, $4,000 is related to various BT supply chain software impairments, and $2,000 for termination of various contracts. Of the total amount, approximately $15,000 was accrued as a non-cash impact at March 31, 2016, but will have cash impacts in the fiscal year ended March 31, 2017. Approximately $2,000 of the charges was recognized in cost of sales and the remainder was recorded in selling, general and administrative (SG&A). It is anticipated that we will incur an additional $10,000 to $15,000 of similar restructuring charges in the fiscal year ending March 31, 2017. The segment impacts of the total restructuring charges is as follow: Sanuk brand wholesale charges of approximately $3,000, other brands wholesale charges of approximately $2,500 related to the Ahnu brand, DTC charges of approximately $10,500, and the remainder of approximately $9,000 to unallocated overhead expenses, primarily BT supply chain software impairments and European office consolidation. The restructuring is expected to result in annualized expense savings in the range of $30,000 to $35,000. We expect to complete a majority of the restructuring activity by the end of the fiscal year ended March 31, 2017. It is anticipated that these cost savings will be offset by increases in other SG&A expenses during the fiscal year ended March 31, 2017.

For the past several years, we have been planning and preparing to improve, automate and streamline our operational systems, processes, infrastructure and management (Business Transformation Project or BT). One such initiative was to upgrade our enterprise resource planning (ERP) system. Our ERP system integrates finance and accounting, purchase order management, inventory control, operations and sales across all lines of business. The ERP system centralizes all of our transactional data. We anticipate that the result is to increase efficiencies within the entire company. The initiative to upgrade our ERP system worldwide went live in April 2016.

Trends Impacting our Overall Business

Our business has been, and we expect that it will continue to be, impacted by several important trends:

•
Sales of our products are highly seasonal and are sensitive to weather conditions, which are beyond our control. Even though we continue to expand our product lines and create more year-round styles for our brands, the effect of favorable or unfavorable weather on our aggregate sales has been, and is likely to continue to be, significant. We especially saw the impact of this trend during the third quarter when weather was unseasonably warm in many of our key markets. Weather will continue to be a significant factor impacting our business, and it will continue to be difficult for us to predict the impact that weather conditions in any future period will have on our financial condition and operating results.

•
We believe there has been a meaningful shift in the way consumers shop for products and make purchasing decisions, and we expect these behaviors will continue to evolve. In particular, the retail industry appears to be experiencing a significant and prolonged decrease in consumer traffic.

•
Fluctuations in currency exchange rates have significantly increased the value of the US dollar compared to most major foreign currencies over the past couple of years. We believe that this has been a significant factor contributing to a slowdown in traffic within our domestic retail locations, particularly within our flagship stores, which are located in major tourist cities. While we seek to hedge some of the risks associated with currency exchange rate fluctuations, these changes are largely outside of our control. We expect these changes will continue to impact the demand for our products and our operating results.

•
The sheepskin used in certain UGG and Koolaburra products is in high demand and limited supply, and there have been significant fluctuations in the price of sheepskin in the past, as the demand for this material has fluctuated. While we continually strive to contain our material costs by entering into fixed price contracts, exploring new footwear materials and utilizing new production technologies, we expect that fluctuations in sheepskin prices will continue to materially impact our financial condition and operating results. In recent years, the impact of sheepskin price fluctuations on our operating results have been less dramatic, which we believe is partially a result of our introduction of UGGpure™, which is real wool material woven into a durable backing.

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

•
We believe that the growth and evolution of the DTC channel is a principal factor that has allowed us to evolve the lifestyle nature of our brands and to diversify our product lines. The DTC channel exposes individual consumers to the full line of our products, including non-core products such as casual boots and specialty classics. In addition, sales through the DTC channel are typically associated with higher gross margins, which have a favorable impact on our operating results.

•
We have responded and intend to continue to respond to consumer focus on sustainability by establishing objectives, policies, and procedures to help us drive key sustainability initiatives around human rights, environmental conservation, and community affairs.

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

Use of Non-GAAP Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods excluding the effect of foreign currency rate fluctuations, throughout this Annual Report on Form 10-K we provide certain financial information on a “constant currency basis,” which is in addition to the financial measures calculated and presented in accordance with United States generally accepted accounting principles (US GAAP). In order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. We believe that evaluating certain financial and operating measures, such as net sales, net income (loss) and reportable segment information on a constant currency basis is important, as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency rate fluctuations that are not indicative of our core operating results and are largely outside of our control. However, constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with US GAAP.

Segment Overview

Below is an overview of each of the operating segments of our business, including some key trends and factors that we believe affect each segment, as well as some of our strategies for growing each segment.

UGG Brand

For almost 40 years, the UGG brand has been one of the most iconic and recognized brands in the global footwear industry which highlights our successful track record of building niche brands into lifestyle market leaders. With loyal consumers around the world the UGG brand has proven to be a highly resilient line of premium footwear, with expanded product offerings and a growing global audience that attracts women, men and children. UGG brand footwear continually earns media exposure from numerous outlets both organically and from strategic public relations efforts, including an increasing amount of exposure internationally. The UGG brand has invested in creating holistic, impactful integrated campaigns across paid, earned and owned media channels, including mobile, digital, social, out-of-home (OOH) and print, which are globally scalable, contributing to broader public awareness of the brand and its products.

We believe the continued demand for UGG products has been, and will continue to be, driven by the following:

•	High consumer brand loyalty, due to almost 40 years of delivering quality and luxuriously comfortable UGG footwear.

•
Evolution of our Classics business through the evolution of features in our Classic boot and the introduction of innovative, Classics-inspired products such as the Classic Slim, the Classic Luxe, and the Classic Street, alongside targeted marketing campaigns.

•
Continued growth and diversification of our UGG footwear product lines in non-core categories, including weather, casual boots, slippers, specialty classics, and transitional products that bridge the seasons, which has been driven by an important shift in the way we guide our wholesale customers in the pre-booking process.

•	Exploration of opportunities in new product categories and styles beyond footwear, such as loungewear, handbags, cold-weather accessories and new home offerings.

•	Continued growth of the DTC channel, which we believe will continue to allow us to diversify our UGG product lines, as the DTC channel exposes individual consumers to the full line of our products.

•
Continued enhancement of our Omni-Channel capabilities to enable us to increasingly engage existing and prospective consumers in a more connected environment and expose them to the brand. In particular, we are working towards a more segmented channel and product approach to the market, whereby we can customize our product offerings based on unique consumer reach, market positioning and brand experience.

•	Continued evolution of our men’s product lines, alongside targeted UGG for Men campaigns.

We believe the iconic status and luxurious comfort of UGG products will continue to drive long-term consumer demand for the brand. Recognizing that there is a significant fashion element to UGG footwear, and that footwear fashions and consumer preferences fluctuate, one of our key strategies involves diversifying the UGG product line and presenting UGG as a year-round, global, premium lifestyle brand with a broad product line suitable for a variety of climates and a number of occasions. As part of this strategic approach, we have increased our product offerings, including expanding our line of Classics-inspired products, evolving our core product offerings such as the Classic to deliver more qualities desired by the consumer, growing our transitional collection and spring lines, expanding our men’s and children's lines, as well as introducing a variety of home offerings, handbags, cold weather accessories and apparel products. We also continue to focus on our marketing and promotional efforts, which we believe have contributed, and will continue to contribute, to our growth. In April 2016, we continued the evolution of our UGG stylized logo to reflect a more modern, simplified aesthetic. We believe that the evolution of the UGG brand and our strategy of product diversification will also help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. Nonetheless, we cannot assure investors that our efforts will continue to result in UGG brand growth.

Teva Brand

For over 30 years Teva has fueled the expression of freedom through the adventure and outdoor lifestyle around the globe. Teva pioneered the sport sandal category in 1984, and the Originals Collection honors the heritage of Teva by revamping the styles on that the brand was founded by blending their original simplicity with modern sophistication. In the US, our focus will be to bolster our leadership position in sandals and to grow our market share through the modern outdoor lifestyle category extensions.

Within the US, we expect that Teva will grow its position as a market leader within the sport sandal and modern outdoor lifestyle categories (shoes and boots). Growth opportunities within our current core channels of distribution - outdoor specialty, sporting goods, and family footwear retail chains - will be pursued through deepening penetration with evolved and expanded product offerings. Teva plans to support its channel expansion beyond present distribution with focused investments in targeted, solution-driven marketing programs in order to attract new lifestyle consumers to the brand. However, we cannot assure investors that these efforts will be successful.

Sanuk Brand

The Sanuk brand was founded almost 20 years ago, and from its origins in the Southern California surf culture, has emerged into a brand with an expanding fan base and growing presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions combined with its fun and playful branding has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga Mat™ sandal collection and the patented SIDEWALK SURFERS®. We believe that the Sanuk brand provides growth opportunities, especially within the casual shoe and sandal markets, supporting our strategic initiatives spanning new product launches and Omni-Channel development. However, we cannot assure investors that our efforts to grow the brand will be successful.

Other Brands

Our other brands consist primarily of Hoka, Ahnu and Koolaburra. These brands are sold through most of our distribution channels, and primarily through our wholesale channels.

The Hoka brand focuses on designing shoes with a unique performance midsole geometry, oversized midsole volume and an active foot frame. These shoes are used by marathon runners, ultra-marathon runners and everyday runners.

We plan to leverage elements, including particular styles, of the Ahnu brand under the umbrella of the Teva brand beginning in calendar year 2017.

In April 2015, we acquired substantially all the assets related to the Koolaburra brand, a line of fashion casual footwear using sheepskin and other plush materials. We intend to position Koolaburra as a high-quality, fashionable and affordable alternative to UGG and to distribute Koolaburra primarily through channels which do not offer the UGG brand. In November 2015, we added the "by UGG" attribute to the Koolaburra name to communicate to the consumer that the Koolaburra products come from the same company that designs and manufactures the UGG line.

With respect to Hoka and Koolaburra, we expect to continue to leverage our design, marketing, and distribution capabilities to grow these brands. Nevertheless, we cannot assure investors that our efforts to grow these brands will be successful.

Direct-to-Consumer

Our DTC business is comprised of our retail store and E-Commerce businesses. As a result of our evolving Omni-Channel strategy, we believe that our retail stores and websites are largely intertwined and dependent on one another. We believe that in many cases consumers interact with both our brick and mortar stores and our websites, before making purchase decisions. For example, consumers may feel or try-on products in our retail stores and then place an order online later. Conversely, they may initially research products online, and then view inventory availability by store location and make a purchase in store. Some examples that demonstrate the extent to which the sales channels are combined include the following:

•	“UGG Rewards”: We have implemented a consumer loyalty program under which points and awards are earned across the DTC channel.

•	“Infinite UGG”: We provide online shopping access inside retail stores, for all SKUs available on our E-Commerce websites.

•	“Buy online / return in-store”: Our consumers can buy online and return products to the store.

•	“Click and collect”: Our consumers can buy online and have products delivered to certain of our retail stores for pick-up.

•	“Retail inventory online”: Our consumers can view specific store location inventory online before visiting the store.

Our owned retail stores enable us to directly impact our consumers' experiences, meet the growing demand for these products, sell the products at retail prices and generate annual operating income. Our retail stores are predominantly UGG concept stores and UGG outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line products, and products made specifically for the outlet stores. At March 31, 2016, we had a total of 153 retail stores worldwide.

We converted three of our retail stores in China to partner retail stores during the year ended March 31, 2016 and seven during the year ended March 31, 2015. Upon conversion, each of these stores became wholly-owned and operated by third parties in China. Sales made to the partner retail stores are included in our UGG brand wholesale segment and not in our DTC segment, as of the date of conversion. We anticipate opening more partner retail stores in China in the coming years.
The E-Commerce business provides us with an opportunity to communicate to consumers with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. At March 31, 2016, we operate our E-Commerce business through an aggregate of 20 Company-owned websites in nine different countries.

We believe that results for our DTC segment have been impacted, and will continue to be impacted, by the following important trends and factors:

•	We intend to launch certain products directly through the DTC segment, including certain Classics-inspired products, which we believe will drive growth within the segment.

•	The evaluation of the growth of the DTC channel provides us with important data about product demand that we share with wholesale customers to help them make more informed ordering decisions.

•
We expect operating profit to remain strong for the DTC channel, and for the DTC channel to serve as a key driver of our overall profitability. This is principally because the gross margins associated with sales made through our DTC channel are typically higher than those associated with sales made through our wholesale channel.

•
We believe that our retail store fleet is an important component of our DTC segment. We have already penetrated the major metropolitan markets globally with our retail presence, and we intend to maintain our retail presence in these top markets and to continue further expansion in secondary markets, as appropriate. However, we are in the process of evaluating our portfolio of retail stores with the goal of optimizing our fleet, and have identified 24 retail stores that are candidates for closure.

•	We continue to expect that our E-Commerce business will be a driver of growth, although we expect the growth rate will decline over time as the size of the E-Commerce business increases.

•	We believe the results of the retail component of our DTC business have been negatively impacted by recent weather patterns, which differ from historical weather patterns.

•
We believe the strengthening of the US dollar as compared to most major foreign currencies has reduced tourism traffic in our domestic retail stores, which has further negatively impacted the results of the retail component of our DTC business.

We report comparable DTC sales on a constant currency basis for combined retail stores and E-Commerce businesses that were open throughout the reporting period in both the current year and prior year. There may be variations in the way that we calculate comparable DTC sales in contrast to some of our competitors and other apparel retailers. As a result, information included in this Annual Report on Form 10-K regarding our comparable DTC sales may not be comparable to similar data made available by our competitors or other apparel retailers.

Seasonality

Our business is seasonal, with the highest percentage of UGG brand net sales occurring in the quarters ending September 30 (our second fiscal quarter) and December 31 (our third fiscal quarter) and the highest percentage of Teva and Sanuk brand net sales occurring in the quarters ending March 31 (our fourth fiscal quarter) and June 30 (our first fiscal quarter) of each year.

The following table summarizes our quarterly net sales and income (loss) from operations:

	Fiscal Year 2016
	Quarter Ended 6/30/2015	Quarter Ended 9/30/2015	Quarter Ended 12/31/2015	Quarter Ended 3/31/2016
Net sales	$213,805	$486,855	$795,902	$378,635
(Loss) income from operations	(63,708)	51,213	202,500	(27,878)

	Fiscal Year 2015
	Quarter Ended 6/30/2014	Quarter Ended 9/30/2014	Quarter Ended 12/31/2014	Quarter Ended 3/31/2015
Net sales	$211,469	$480,273	$784,678	$340,637
(Loss) income from operations	(50,482)	59,583	214,581	737

With the large growth in the UGG brand over the past several years, net sales in the quarters ending September 30 and December 31 have exceeded net sales in the quarters ending March 31 and June 30. We currently expect this trend to continue. Nonetheless, actual results could differ materially depending upon consumer preferences, unexpected changes in weather conditions, availability of product, competition, and our wholesale and distributor customers continuing to carry and promote our various product lines, among other risks and uncertainties. Refer to Part I, Item 1A, "Risk Factors" for a further discussion of our risk factors.

Results of Operations

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015

The following table summarizes our results of operations:

	Years ended
	3/31/2016		3/31/2015		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,875,197	100.0%	$1,817,057	100.0%	$58,140	3.2%
Cost of sales	1,028,529	54.8	938,949	51.7	89,580	9.5
Gross profit	846,668	45.2	878,108	48.3	(31,440)	(3.6)
Selling, general and administrative expenses	684,541	36.5	653,689	36.0	30,852	4.7
Income from operations	162,127	8.7	224,419	12.3	(62,292)	(27.8)
Other expense, net	5,242	0.3	3,280	0.2	1,962	59.8
Income before income taxes	156,885	8.4	221,139	12.1	(64,254)	(29.1)
Income tax expense	34,620	1.9	59,359	3.2	(24,739)	(41.7)
Net income	$122,265	6.5%	$161,780	8.9%	$(39,515)	(24.4)%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Years ended
	3/31/2016	3/31/2015	Change
	Amount	Amount	Amount	%
Net sales by location:
US	$1,219,744	$1,165,350	$54,394	4.7%
International	655,453	651,707	3,746	0.6
Total	$1,875,197	$1,817,057	$58,140	3.2%

Net sales by brand and channel:
UGG:
Wholesale	$918,102	$903,926	$14,176	1.6%
Direct-to-Consumer	606,247	589,267	16,980	2.9
Total	1,524,349	1,493,193	31,156	2.1
Teva:
Wholesale	121,239	116,931	4,308	3.7
Direct-to-Consumer	11,810	9,812	1,998	20.4
Total	133,049	126,743	6,306	5.0
Sanuk:
Wholesale	90,719	102,690	(11,971)	(11.7)
Direct-to-Consumer	15,522	12,021	3,501	29.1
Total	106,241	114,711	(8,470)	(7.4)
Other brands:
Wholesale	100,820	76,152	24,668	32.4
Direct-to-Consumer	10,738	6,258	4,480	71.6
Total	111,558	82,410	29,148	35.4
Total	$1,875,197	$1,817,057	$58,140	3.2%

Total Wholesale	$1,230,880	$1,199,699	$31,181	2.6%
Total Direct-to-Consumer	644,317	617,358	26,959	4.4
Total	$1,875,197	$1,817,057	$58,140	3.2%

The increase in overall net sales was due to increases in total DTC sales and other brands, UGG brand and Teva brand wholesale sales, partially offset by a decrease in Sanuk brand wholesale sales. We experienced an increase in the number of pairs sold in the UGG brand, other brands and Teva brand wholesale segments, as well as the DTC segment, offset in part by a decrease in the number of pairs sold in the Sanuk brand wholesale segment. This resulted in an increase in the overall volume of footwear sold for all brands of 4.6% to approximately 32,100 pairs sold for the year ended March 31, 2016 from approximately 30,700 pairs for the year ended March 31, 2015. The mitigating impacts on overall net sales were foreign currency exchange rate fluctuations as the US dollar continues to strengthen against most major currencies and increased promotional activity, which consisted of vendor-specific markdowns, price reductions, chargebacks, sales discounts, and sales reserves. On a constant currency basis, overall net sales increased to approximately $1,925,000.

Wholesale net sales of our UGG brand were positively impacted by an increase in the volume of pairs sold in the amount of approximately $73,000. Wholesale net sales were negatively impacted by an increase in promotional activity of approximately $27,000 to promote sales that were slow due to warmer weather and to clear out inventory that will be obsolete in future seasons. Wholesale net sales were also negatively impacted by a decrease in weighted-average selling price per pair (WASPP) of approximately $26,000 reflecting unfavorable foreign currency exchange rates and an increased impact of approximately $7,000 from closeout sales. On a constant currency basis, wholesale net sales of our UGG brand increased 4.5% to approximately $945,000.

Wholesale net sales of our Teva brand increased largely due to an increase in the volume of pairs sold and an increase in WASPP. The increase in the volume of pairs sold had an impact of approximately $1,000 and the increase in WASPP had an impact of approximately $2,000. The increase in WASPP was attributable to a decreased impact from closeout sales as compared to the prior period.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the volume of pairs sold, offset in part by an increase in WASPP. The decrease in the volume of pairs sold had an impact of approximately $13,000 and the increase in WASPP had an impact of approximately $1,000. The increase in WASPP was attributable to a decreased impact from closeout sales as compared to the prior period.

The increase in other brands net sales was due to an increase in the volume of pairs sold primarily for the Hoka brand and an increase in WASPP. The increase in volume of pairs sold had an impact of approximately $22,000 and the increase in WASPP had an impact of approximately $2,000. The increase in WASPP mainly reflects a shift in product mix.

Net sales of our DTC segment increased 4.4% to approximately $644,000 primarily due to an increase in net sales from our E-Commerce business of approximately $32,000, partially offset by a decrease in net sales from our retail store business of approximately $5,000. The increase in total DTC net sales was primarily the result of an increase in the number of pairs sold with an impact of approximately $92,000 primarily due to UGG and Teva. The increase in DTC net sales was primarily due to the number of stores opened since March 31, 2015, increased traffic to our websites and improved conversion rates in both E-Commerce and retail businesses due to improved product offerings and new promotions offered on Classic products, offset in part, by declining traffic trends in our retail stores worldwide. These increases were offset in part by a decrease in WASPP of approximately $66,000 and an increase in promotional activity of approximately $3,000 primarily related to the UGG brand. The decrease in WASPP was primarily due to a shift in store mix from concept to outlet, a shift in sales mix to lower priced product in the stores, increased offering of lower price point products for both businesses and the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, DTC net sales increased 7.4% to approximately $663,000.

Comparable DTC sales on a constant currency basis for the 52 weeks ended March 27, 2016 decreased 1.0% to approximately $511,000 compared to the same period in fiscal year 2015 primarily as a result of a decrease in comparable retail store sales of approximately $42,000, largely offset by an increase in comparable sales from E-Commerce operations of approximately $37,000. The decrease in comparable DTC sales was primarily due to declining traffic trends in our retail stores worldwide, offset in part by increased website traffic, and improved conversion rates in both our E-Commerce and retail store businesses due to improved product offerings and new promotions offered on Classic products. The decrease in comparable DTC sales was primarily the result of a decrease in WASPP of approximately $41,000, largely offset by an increase in the number of pairs sold in the amount of $36,000. The decrease in the comparable DTC WASPP was primarily due to a shift in product mix.

International sales, which are included in the segment sales above, for all of our products combined, increased 0.6%. International sales represented 35.0% and 35.9% of worldwide net sales for the years ended March 31, 2016 and 2015, respectively. The increase in international sales was due to increases of approximately $11,000 for other brand products, primarily Hoka, and $7,000 for Teva brand products. The net sales increase was largely offset by sales decreases of approximately $11,000 and $3,000 in UGG and Sanuk brand products, respectively. On a constant currency basis, international sales increased 8.2% to approximately $705,000.

Gross Profit. Gross margin was 45.2% for fiscal year 2016 compared to 48.3% for the same period last year. The decline in gross margin was driven by a negative impact from foreign currency exchange rate fluctuations of approximately $13,000 caused by the strengthening of the US dollar, greater promotional activity of approximately $13,000, restructuring and other charges of approximately $5,000, and greater closeouts of approximately $4,000, offset, in part, by improved sheepskin costs of approximately $4,000.

Selling, General and Administrative (SG&A) Expenses. The change in SG&A expenses was primarily due to:

•
increased salaries of approximately $19,000, largely attributable to transition and stabilization costs related to the move from Irvine to our new distribution center in Moreno Valley and a timing difference attributable to full operations commencing in the first quarter of fiscal year 2016 at Moreno Valley. Salaries were also impacted by $4,000 of severance related to restructuring expenses for our retail store fleet optimization and office consolidation and $4,000 for new retail stores opened subsequent to March 31, 2015;

•
increased occupancy and rent expense of approximately $16,000, largely driven by the $9,000 restructuring charges for early termination of office and store leases related to our retail store fleet optimization and office consolidation and new retail stores opened subsequent to March 31, 2015;

•	increased impairment charges for retail stores of approximately $9,800 for which the fair values did not exceed their carrying values based on our long-lived assets impairment analysis;

•	increased expense of approximately $6,000 for store closure and lease termination costs related to our retail store fleet optimization and office consolidation;

•
increased information technology costs of approximately $5,000, largely related to the restructuring charge of $4,000 for impairment of certain supply chain software related to the BT implementation and the reorganization of our supply chain team causing older software to be obsolete;

•	increased depreciation expense of approximately $4,000 related to operations commencing at our new distribution center in Moreno Valley in the first quarter of fiscal year 2016;

•
an increase in our accounts receivable allowances of approximately $4,000, reflecting our ongoing assessments of credit risks for several customers whose recent payment history and financial condition necessitated an increase in the allowance;

•
decreased recognition of performance-based compensation of approximately $18,000 because the threshold level of the performance objectives relating to fiscal year 2016 was not achieved as compared to the partial achievement of performance objectives in the prior fiscal year;

•	decreased expenses of approximately $12,000 related to the impact of foreign currency exchange rate fluctuations in the current period compared to the prior period; and

•
decreased amortization expense of approximately $3,000, primarily attributable to the acquisition of our UGG brand distributor that had been selling to retailers in Germany in the prior year period that did not carry forward to the current period.

Income (loss) from Operations. The following table summarizes operating income (loss) by segment:

	Years ended
	3/31/2016	3/31/2015	Change
	Amount	Amount	Amount	%
UGG wholesale	$246,990	$269,489	$(22,499)	(8.3)%
Teva wholesale	17,692	13,320	4,372	32.8
Sanuk wholesale	15,565	21,914	(6,349)	(29.0)
Other brands wholesale	(4,384)	(9,838)	5,454	55.4
Direct-to-Consumer	101,756	150,320	(48,564)	(32.3)
Unallocated overhead costs	(215,492)	(220,786)	5,294	2.4
Total	$162,127	$224,419	$(62,292)	(27.8)%

The decrease in income from operations resulted from lower gross margins driven by the negative impact of foreign currency exchange rate fluctuations, increased promotional activity of approximately $29,000 and higher SG&A expenses primarily as a result of approximately $25,000 of restructuring and other charges.

The decrease in income from operations of UGG brand wholesale was the result of the increased promotional activity of approximately $27,000. These factors were partially offset by a decrease in operating expenses of approximately $3,000. The decrease in operating expenses is attributable to the decrease in amortization related to the conversion of our Germany distributor in the prior year period and a decrease in marketing and advertising, offset in part by an increase in accounts receivable allowances.

The increase in income from operations of Teva brand wholesale was primarily the result of a 2.6% increase in gross margin. The increase in gross margin was due to a decreased impact from closeout sales.

The decrease in income from operations of our Sanuk brand wholesale from the prior year period was primarily due to a decrease in sales and $3,000 of restructuring charges, partially offset by a decrease in operating expenses of approximately $3,000. The decrease in operating expenses was primarily attributable to lower marketing and advertising and lower sales and commission expenses.

The operating results of our other brands wholesale improved over the prior year period due to an increase in net sales and a 3.2% increase in gross margin, partially offset by an increase in operating expenses of approximately $5,000 reflecting $2,500 of restructuring charges. The increase in gross margin was primarily attributable to a shift to higher margin Hoka brand products. The increase in operating expenses was also attributable to marketing expenses for the Hoka brand.

The decrease in income from operations of our DTC business resulted from an increase in DTC operating expenses of approximately $37,000, a decrease in gross profit and the increase in promotional activity of approximately $3,000. The increase in DTC operating expenses was largely attributable to restructuring charges of $10,500 related to our retail store fleet optimization, $9,800 of other impairment charges for retail stores during fiscal year 2016 and operating expenses for stores opened subsequent to March 31, 2015.

The decrease in unallocated overhead costs was primarily due to a lower unfavorable impact of foreign currency exchange rate fluctuations in the current period compared to the prior period of approximately $22,000 and a reduction in performance-based compensation of approximately $12,000, partially offset by increased salaries of approximately $11,000 primarily for our Moreno Valley distribution center, increased depreciation expense of approximately $7,000 primarily for our Moreno Valley distribution center, increased information technology costs of approximately $3,000 largely related to supply chain software impairment charges and increased occupancy and rent expense of approximately $3,000 primarily for additional corporate office space and our Moreno Valley distribution center and increased general expenses of $4,000.

Refer to Note 12 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for a discussion of our reportable business segments.

Other Expense, Net. The increase in total other expense, net was primarily due to an increase in interest expense as a result of the balances outstanding under our lines of credit during fiscal year 2016.

Income Taxes. Income tax expense and effective income tax rates were as follows:

	Years ended
	3/31/2016	3/31/2015
Income tax expense	$34,620	$59,359
Effective income tax rate	22.1%	26.8%

Our effective tax rate decreased 4.7%. The decrease in the effective tax rate was primarily due to a change in the jurisdictional mix of annual pre-tax income. The jurisdictional mix change was the result of greater promotional activity and restructuring charges reducing domestic profitability in combination with the strategic supply chain reorganization completed during the year ended March 31, 2015.

Foreign income before income taxes was $105,938 and $95,850 and worldwide income before income taxes was $156,885 and $221,139 for the year ended March 31, 2016 and 2015, respectively. The increase in foreign income before income taxes was primarily due to an increase in compensation earned by our foreign-based global product sourcing organization, which commenced operations on July 1, 2014 and lower foreign operating expenses as a result of amortization related to conversion of our Germany distributor in the prior period and expense reduction efforts.

For the fiscal year 2016, we generated approximately 23.0% of our pre-tax earnings from a country which does not impose a corporate income tax compared to 25% for fiscal year 2015. Undistributed earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. At March 31, 2016, we had approximately $233,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.

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

Net Income. Our net income decreased as a result of the factors discussed above. Our income per share decreased due to lower net income, offset in part by a reduction in the weighted-average common shares outstanding. The overall reduction in the weighted-average common shares outstanding was primarily the result of our share repurchases made during the twelve months ended March 31, 2016.

Year Ended March 31, 2015 Compared to Year Ended December 31, 2013

The following table summarizes our results of operations:

	Years ended
	3/31/2015		12/31/2013		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,817,057	100.0%	$1,556,618	100.0%	$260,439	16.7%
Cost of sales	938,949	51.7	820,135	52.7	118,814	14.5
Gross profit	878,108	48.3	736,483	47.3	141,625	19.2
Selling, general and administrative expenses	653,689	36.0	528,586	33.9	125,103	23.7
Income from operations	224,419	12.3	207,897	13.4	16,522	7.9
Other expense, net	3,280	0.2	2,340	0.2	940	40.2
Income before income taxes	221,139	12.1	205,557	13.2	15,582	7.6
Income tax expense	59,359	3.2	59,868	3.8	(509)	(0.9)
Net income	$161,780	8.9%	$145,689	9.4%	$16,091	11.0%

Overview. Overall net sales increased for all distribution channels of all segments. The increase in income from operations resulted from increased sales and gross margin, partially offset by higher SG&A expenses.

Net Sales. The following table summarizes net sales by location and net sales by brand and channel:

	Years ended
	3/31/2015	12/31/2013	Change
	Amount	Amount	Amount	%
Net sales by location:
US	$1,165,350	$1,042,274	$123,076	11.8%
International	651,707	514,344	137,363	26.7
Total	$1,817,057	$1,556,618	$260,439	16.7%
Net sales by brand and channel:
UGG:
Wholesale	$903,926	$818,377	$85,549	10.5%
Direct-to-Consumer	589,267	480,503	108,764	22.6
Total	1,493,193	1,298,880	194,313	15.0
Teva:
Wholesale	116,931	109,334	7,597	6.9
Direct-to-Consumer	9,812	7,053	2,759	39.1
Total	126,743	116,387	10,356	8.9
Sanuk:
Wholesale	102,690	94,420	8,270	8.8
Direct-to-Consumer	12,021	7,260	4,761	65.6
Total	114,711	101,680	13,031	12.8
Other brands:
Wholesale	76,152	38,276	37,876	99.0
Direct-to-Consumer	6,258	1,395	4,863	348.6
Total	82,410	39,671	42,739	107.7
Total	$1,817,057	$1,556,618	$260,439	16.7%

Total Wholesale	$1,199,699	$1,060,407	$139,292	13.1%
Total Direct-to-Consumer	617,358	496,211	121,147	24.4
Total	$1,817,057	$1,556,618	$260,439	16.7%

We experienced an increase in net sales in all brands and distribution channels with the largest impact due to increased total DTC sales and UGG and other brands wholesale sales. On a constant currency basis, net sales increased by 18.0% to approximately $1,837,000. We experienced an increase in the number of pairs sold in all segments. This resulted in a 17.6% overall increase in the volume of footwear sold for all brands and channels to approximately 30,700 pairs for the year ended March 31, 2015 compared to approximately 26,100 pairs for the year ended December 31, 2013. Our WASPP decreased to $46.53 for the year ended March 31, 2015 from $46.87 for the year ended December 31, 2013. The decreased WASPP was primarily due to our Teva and Sanuk wholesale segments, partially offset by an increase in WASPP in our other brands wholesale segment.

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

Wholesale net sales of our Teva brand increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in the WASPP. The decrease in WASPP was primarily due to a shift in product mix and an increased impact from closeout sales. For Teva wholesale net sales, the increase in volume had an impact of approximately $15,000 and the decrease in WASPP had an impact of approximately $7,000.

Wholesale net sales of our Sanuk brand increased primarily due to an increase in the volume of pairs sold, partially offset by a decrease in WASPP. The decrease in WASPP was primarily due to a shift in product mix. For Sanuk wholesale net sales, the increase in volume had an impact of approximately $14,000 and the decrease in WASPP had an impact of approximately $5,000.

Wholesale net sales of our other brands increased due to an increase in the volume of pairs sold as well as an increase in the WASPP. The increase in WASPP was primarily due to a shift in brand mix. The increase in volume of pairs sold had an impact of approximately $36,000 and the increase in WASPP had an impact of approximately $2,000.

Net sales of our DTC segment increased 24.4% to approximately $617,000 primarily due to an increase in net sales from our E-Commerce business of approximately $63,000 as well as an increase in net sales from our retail store business of approximately $58,000 due to the addition of new stores opened subsequent to December 31, 2013. The increase in total DTC net sales was primarily the result of an increase in the number of pairs sold with an impact of approximately $171,000, offset in part by a decrease in WASPP of approximately $53,000 and an increase in sales discounts. The decrease in WASPP was primarily due to increased offering of lower price point products for our E-Commerce and retail businesses, a shift in store mix from concept to outlet and the negative impact of foreign currency exchange rate fluctuations. On a constant currency basis, DTC net sales increased 27.0% to approximately $496,000.

Comparable DTC sales on a constant currency basis for the fifty-two weeks ended March 29, 2015 increased 14.4% to approximately $345,000 compared to the fifty-two weeks ended December 29, 2013 primarily as a result of an increase in comparable sales from E-Commerce operations of approximately $56,000, offset in part by a decrease in comparable retail store sales of approximately $12,000. The increase in comparable DTC sales was primarily the result of an increase in the number of pairs sold with an impact of approximately $79,000, offset in part by a decrease in WASPP in the amount of $36,000. The decrease in WASPP was primarily due to increased offering of lower price point products for our comparable E-Commerce and retail businesses and a shift in store mix from concept to outlet. The increase in comparable DTC sales was primarily due to increased web traffic to our E-Commerce websites partially offset by a shift in sales from our retail to E-Commerce channel.

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

Gross Profit. Overall gross margin increased 100 basis points, primarily due to an increase in the mix of DTC sales, which generally carry higher margins than our wholesale segments. The increased mix of DTC sales contributed approximately 70 basis points to the overall increase in gross margin. An increase in the UGG brand wholesale gross margin, primarily related to the July 2014 acquisition of our UGG brand distributor in Germany, contributed approximately 20 basis points to the overall increase in gross margin. The factors discussed above include the negative impact of foreign currency exchange rate fluctuations. Our gross margins fluctuate based on several factors including the factors discussed above.

Selling, General and Administrative Expenses. The change in SG&A expenses was primarily due to:

•
increased DTC costs of approximately $62,000 largely related to new retail stores opened subsequent to December 31, 2013 of approximately $44,000 and related corporate infrastructure for our retail business and increased marketing and advertising and expansion for our E-Commerce business of approximately $18,000;

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

These increases were partially offset by decreased recognition of performance-based compensation of approximately $8,000.

Income (loss) from Operations. Refer to Note 12 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for a discussion of our reportable segments. The following table summarizes operating income (loss) by segment:

	Years ended
	3/31/2015	12/31/2013	Change
	Amount	Amount	Amount	%
UGG wholesale	$269,489	$224,738	$44,751	19.9%
Teva wholesale	13,320	9,166	4,154	45.3
Sanuk wholesale	21,914	20,591	1,323	6.4
Other brands wholesale	(9,838)	(9,807)	(31)	(0.3)
Direct-to-Consumer	150,320	132,532	17,788	13.4
Unallocated overhead costs	(220,786)	(169,323)	(51,463)	(30.4)
Total	$224,419	$207,897	$16,522	7.9%

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

The increase in income from operations of our DTC business resulted from the increase in net sales, a 1.9% decrease in gross margin due to increased sales discounts and the positive impact of foreign currency rate fluctuations of approximately $9,000, offset in part by an increase in DTC operating expenses of approximately $61,000 and an increase in sales discounts. The increase in DTC operating expenses was largely attributable to stores opened subsequent to December 31, 2013 and related corporate infrastructure for our retail business, and marketing and advertising and expansion for our E-Commerce business.

The increase in unallocated overhead costs was primarily due to (1) expense related to increased corporate infrastructure of approximately $16,000 to support our Omni-Channel transformation and international wholesale expansion, (2) the negative impact of foreign currency exchange rate fluctuations of approximately $16,000, (3) increased information technology costs of approximately $8,000, (4) increased US distribution center costs of approximately $7,000 and (5) increased depreciation expenses of approximately $4,000 related to our corporate headquarters buildings, partially offset by a reduction in performance-based compensation of approximately $5,000.

Refer to Note 12 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for a discussion of our reportable business segments

Other Expense, Net. The increase in other expense, net was primarily due to an increase in interest expense.

Income Taxes. Income tax expense and effective income tax rates were as follows:

	Years ended
	3/31/2015	12/31/2013
Income tax expense	$59,359	$59,868
Effective income tax rate	26.8%	29.1%

The decrease in the effective tax rate was primarily due to a change in the jurisdictional mix of annual pre-tax income. The jurisdictional mix change was primarily due to increased compensation earned by our foreign-based global product sourcing organization as a result of the strategic supply chain reorganization completed during the year ended March 31, 2015, which reduced our effective tax rate 4.2%. The decrease was partially offset by overall discrete tax liabilities of approximately $1,600 recognized during the year ended March 31, 2015 compared to overall discrete tax benefits of approximately $900 recognized during the year ended December 31, 2013. The discrete tax liabilities relate to provisions recorded for unrecognized tax benefits as well as prior year US federal and state tax adjustments. The discrete tax benefits relate to a combination of prior year US federal, state and foreign tax adjustments.

For the fiscal year 2015, we generated approximately 25.0% of our pre-tax earnings from a country which does not impose a corporate income tax. Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. At March 31, 2015, we had approximately $132,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.

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

The following table summarizes our results of operations:

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

Overview. The increase in overall net sales was primarily due to an increase in our UGG brand sales through our retail stores and E-Commerce websites as well as an increase in our other brands wholesale sales, partially offset by a decrease in Teva wholesale sales. We experienced a loss from operations during the three months ended March 31, 2014 compared to income from operations for the three months ended March 31, 2013. The change resulted from higher SG&A expenses, partially offset by an increase in gross profit.

Net Sales. The following tables summarize net sales by location, brand, and distribution channel:

	Three Months Ended March 31,
	2014	2013 (unaudited)	Change
	Amount	Amount	Amount	%
Net sales by location:
US	$198,293	$182,693	$15,600	8.5%
International	96,423	81,067	15,356	18.9
Total	$294,716	$263,760	$30,956	11.7%
Net sales by brand and channel:
UGG:
Wholesale	$83,271	$82,706	$565	0.7%
Direct-to-Consumer	114,309	87,875	26,434	30.1
Total	197,580	170,581	26,999	15.8
Teva:
Wholesale	45,283	50,504	(5,221)	(10.3)
Direct-to-Consumer	1,564	1,103	461	41.8
Total	46,847	51,607	(4,760)	(9.2)
Sanuk:
Wholesale	28,793	30,011	(1,218)	(4.1)
Direct-to-Consumer	1,909	935	974	104.2
Total	30,702	30,946	(244)	(0.8)
Other brands:
Wholesale	18,662	10,369	8,293	80.0
Direct-to-Consumer	925	257	668	259.9
Total	19,587	10,626	8,961	84.3
Total	$294,716	$263,760	$30,956	11.7%

Total Wholesale	$176,009	$173,590	$2,419	1.4%
Total Direct-to-Consumer	118,707	90,170	28,537	31.6
Total	$294,716	$263,760	$30,956	11.7%

The increase in overall net sales was due to increases in total DTC sales and other brands and UGG brand wholesale sales, partially offset by decreases in Teva and Sanuk brand wholesale sales. We experienced an increase in the number of pairs sold in the total DTC other brands wholesale segments, partially offset by a decrease in the number of pairs sold in the Teva, Sanuk and UGG brand wholesale segments. This resulted in an increase in the overall volume of footwear sold for all brands of 3.3% to approximately 6,200 pairs sold for the three months ended March 31, 2014 from approximately 6,000 pairs for the three months ended March 31, 2013. On a constant currency basis, net sales increased by 12.4% to approximately $296,000.

Wholesale net sales of our UGG brand increased primarily due to an increase in WASPP, partially offset by a decrease in the volume of pairs sold. The increase in WASPP was primarily due to a shift in product mix of cold weather shoe products that generally carry higher price points and higher average closeout prices. For UGG wholesale net sales, the increase in WASPP had an impact of approximately $1,000 and the decrease in volume had an impact of approximately $500.

Wholesale net sales of our Teva brand decreased due to a decrease in WASPP as well as a decrease in volume of pairs sold. The decrease in WASPP was primarily due to a shift in product mix. For Teva wholesale net sales, the decrease in WASPP had an impact of approximately $3,000 and the decrease in volume had an impact of approximately $2,000.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the volume of pairs sold outside the US as well as a decrease in WASPP, partially offset by an increase in the volume of pairs sold in the US. The decrease in WASPP was primarily due to increased closeout sales. For Sanuk wholesale net sales, the decrease in volume of pairs sold outside the US had an impact of approximately $3,000, the decrease in WASPP had an impact of approximately $2,000 and the increase in volume of pairs sold in the US had an impact of approximately $4,000.

Wholesale net sales of our other brands increased due to an increase in the volume of pairs sold of approximately $8,500. The increase in volume was primarily due to the continued growth of the Hoka brand. The change in WASPP had no material impact on sales.

Net sales of our DTC segment increased 31.6% to approximately $119,000 due to increases in net sales from our retail store business of approximately $17,000 and from our E-Commerce business of approximately $12,000. The increase in DTC net sales was primarily due to the addition of 42 stores opened subsequent to March 31, 2013, offset in part by the negative impact of foreign currency exchange rate fluctuations. The increase in total DTC net sales was primarily the result of an increase in the number of pairs sold with an impact of approximately $29,000 through additional website and store visitors and improved conversion rates in both retail and E-Commerce channels due to improved product offerings, while the change in WASPP had no material impact. On a constant currency basis, DTC net sales increased 33.5% to approximately $120,000.

Comparable DTC sales on a constant currency basis for the thirteen weeks ended March 30, 2014 increased 16.7% to approximately $92,000 compared to the same period in fiscal year 2013 primarily as a result of an increase in comparable sales from E-Commerce operations of approximately $11,000 and an increase in comparable retail store sales of approximately $2,000. The increase in comparable DTC sales was primarily the result of an increase in the number of pairs sold of approximately $16,000, offset in part by a decrease in WASPP in the amount of $3,000. The decrease in WASPP is attributed to product mix shifts to lower priced products. The comparable DTC sales growth is attributed to worldwide increases in number of visits to our E-Commerce websites and strong conversion improvements in China and Japan retail stores, particularly in the outlets.

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

Gross Profit. As a percentage of net sales, gross margin increased compared to the same period in 2013 due to reduced sheepskin costs and increased use of UGGpure, real wool woven into a durable backing used as an alternative to table grade sheepskin in select linings and foot beds, as well as an increased mix of DTC sales, which generally carry higher margins than our wholesale segments. The change in sales between our wholesale customers and distributors was immaterial to gross margin.

Selling, General and Administrative Expenses. The change in SG&A expenses was primarily due to:

•
increased DTC costs of approximately $19,000 largely related to new retail stores opened subsequent to December 31, 2013 and related corporate infrastructure for our retail business and increased marketing and advertising, the negative impact of foreign currency exchange rate fluctuations, and increased expenses related to the international expansion for our E-Commerce business; and

•	increased expenses of approximately $3,000 for marketing and promotions, largely related to the UGG and Hoka brands.

Income (loss) from Operations. The following table summarizes operating income (loss) by segment:

	Three Months Ended March 31,
	2014	2013 (unaudited)	Change
	Amount	Amount	Amount	%
UGG wholesale	$13,595	$14,081	$(486)	(3.5)%
Teva wholesale	6,425	9,640	(3,215)	(33.4)
Sanuk wholesale	7,530	9,360	(1,830)	(19.6)
Other brands wholesale	(758)	(2,580)	1,822	70.6
Direct-to-Consumer	20,918	19,402	1,516	7.8
Unallocated overhead costs	(48,118)	(47,251)	(867)	(1.8)
Total	$(408)	$2,652	$(3,060)	(115.4)%

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

The increase in income from operations of our DTC business resulted from the increase in net sales and a 2.1 percentage point increase in gross margin, largely offset by an increase in DTC operating expenses of approximately $18,000 and the negative impact of foreign currency exchange rate fluctuations of approximately $1,000. The increase in gross margin was largely due to the reduced sheepskin costs related to our UGG brand products. The increase in DTC operating expenses was largely attributable to new stores opened subsequent to March 31, 2013 and related corporate infrastructure for the retail store business, and marketing and advertising and increased expenses related to the international expansion for the E-Commerce business.

Unallocated overhead costs were comparable to the same period in 2013.

Refer to Note 12 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for a discussion of our reportable segments.

Other Expense, Net. The increase in other expense, net was primarily due to expenses related to our credit facilities.

Income Taxes. Income taxes for the three months ended March 31, 2014 are computed using the actual tax rate for the transition period. Refer to Note 1 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for an explanation of our change in fiscal year. Income taxes for the three months ended March 31, 2013 were computed using the effective tax rate estimated to be applicable for the full fiscal year ended December 31, 2013. Income tax expense and effective income tax rates were as follows:

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

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Liquidity and Cash Flows

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and as needed, the credit available under our credit agreements. In an economic recession or under other adverse economic conditions, our cash generated from operations may decline, and we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, or renew or access our existing lines of credit. These factors may impact our working capital reserves and have a material adverse effect on our business.

Our cash flow cycle includes the purchase of or deposits for raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30 and September 30 to support sales for the UGG brand’s major selling seasons, which historically occur during the quarters ending September 30 and December 31; whereas, the Teva and Sanuk brands build inventory levels beginning in the quarters ending December 31 and March 31 in anticipation of the spring selling season that occurs in the quarters ending March 31 and June 30. Given the seasonality of our business, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has historically been provided using internal cash balances, cash from ongoing operating activities and short-term borrowings under our credit agreements.

We believe that cash generated from operations, the available borrowings under our existing Second Amended and Restated Credit Agreement, as amended with JPMorgan as the administrative Agent, Comerica and HSBC as co-syndication agents, and the lenders party thereto (Second Amended and Restated Credit Agreement), our Second Amended China Credit Facility, our Japan Credit Facility and our cash and cash equivalents will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months and the foreseeable future. However, risks and uncertainties that could impact our ability to maintain or grow our cash position include our earnings growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, unexpected changes in weather conditions, and the timing and extent of restructuring charges, among others. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a new credit agreement or draw on our existing lines of credit. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands. Refer to Part I, Item 1A, "Risk Factors" for a discussion of additional factors that may affect our cash position and liquidity.

The following table summarizes our cash flows:

	Years ended
	3/31/2016	3/31/2015	12/31/2013
Net cash provided by operating activities	$125,581	$169,654	$262,125
Net cash used in investing activities	(67,221)	(100,636)	(85,197)
Net cash used in financing activities	(36,340)	(78,260)	(50,513)

Cash from Operating Activities. Our primary source of liquidity is net cash flows provided by operating activities, which is driven by the level of net income, noncash adjustments and changes in working capital. The reduction in net cash provided by operations in fiscal year 2016 compared to fiscal year 2015 was primarily due to: (1) changes in inventory levels and trade accounts receivable, (2) the net impact of changes in noncash adjustments, primarily related to depreciation, amortization and accretion and restructuring costs and (3) a decrease in net income. The change in inventory levels relates to lower than anticipated sales. The change in trade accounts receivable relates to payment delays from customers as a result of slower sell-through primarily caused by warmer weather. These cash flows were offset in part by changes in trade accounts payable compared to fiscal year ended March 31, 2015. The change in payables relates to the change in inventory levels.

The reduction in net cash provided by operations during fiscal year ended March 31, 2015 compared to fiscal year ended December 31, 2013 is due to: (1) the changes in trade accounts payable, income taxes payable and accrued expenses, and (2) noncash adjustments related to depreciation, amortization and accretion. These cash flows were offset in part by the changes in prepaid expenses and other assets, trade accounts receivable and inventories as well as an increase in net income. The changes in payables, accrued expenses, receivables and inventories related to the different ending dates of the comparative fiscal years and reflected the seasonal nature of our business. The change in prepaid expenses and other current assets was primarily due to deposits for future leather purchases.

Wholesale accounts receivable turnover decreased to 6.8 times in the 12 months ended March 31, 2016 compared to 7.2 times for the 12 months ended March 31, 2015 primarily due to the impact of higher average accounts receivable balances outweighing the impact of the increase in wholesale sales.

Inventory turnover decreased to 2.7 times in the 12 months ended March 31, 2016 compared to 2.9 times in the 12 months ended March 31, 2015 primarily due to the impact of higher average inventory levels outweighing the impact of the increase in sales.

Cash from Investing Activities. Net cash used in investing activities for the year ended March 31, 2016 resulted primarily from the purchases of property and equipment and our acquisition of the Koolaburra brand, partially offset by proceeds from the sale of the assets of the MOZO and TSUBO brands. The capital expenditures were primarily related to our BT project, the build-out of our distribution center and retail stores, and purchases of computer hardware and software.

Net cash used in investing activities for the year ended March 31, 2015 resulted primarily from the purchases of property and equipment and purchase of intangibles. The capital expenditures were primarily related to infrastructure improvements to support our Omni-Channel transformation and international expansion, the build-out of our distribution center and retail stores, and purchases of computer hardware and software. The purchase of intangible and other assets, net was related to the acquisition of our UGG brand distributor that sold to retailers in Germany.

Net cash used in investing activities for the year ended December 31, 2013 resulted primarily from the purchases of property and equipment. The capital expenditures included the build-out of our new corporate facilities and retail stores, and purchases of computer hardware and software. The new corporate facilities replaced several leased spaces.

At March 31, 2016, we had approximately $14,000 of material commitments for future capital expenditures primarily related to the acquisition of land adjacent to our corporate headquarters, completed in April 2016, and tenant improvements for retail store space in the US and Asia. We estimate that the capital expenditures for fiscal year 2017 including the aforementioned commitments will range from approximately $60,000 to $65,000. We anticipate these expenditures will primarily include the build-out of our retail stores, our BT project and equipment costs of our distribution centers. The actual amount of capital expenditures for the year may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities. For the year ended March 31, 2016, net cash used in financing activities resulted primarily from net borrowings and repayments of short-term borrowings and cash paid for repurchases of common stock.

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

During fiscal years 2016, 2015 and 2013, we repurchased approximately 1,420,000,000, 1,436,000 and zero shares, respectively of our common stock. The respective cost was approximately $94,200 and $107,200 at an average price of $66.32 per share in fiscal year 2016 and $74.68 in fiscal year 2015. At February 28, 2015, we had repurchased approximately 3,823,000 shares at an average price of $52.31 per share for approximately $200,000, which was the full amount authorized under the program approved in June 2012. At March 31, 2015, we had repurchased approximately 377,000 shares under a new $200,000 stock purchase program approved in January 2015 for approximately $27,900, or an average price of $74.09 per share, leaving the remaining approved amount at $172,100. At March 31, 2016, the remaining approved amount under the January 2015 program was approximately $77,900.

Capital Resources

Domestic Line of Credit. In August 2011, we entered into a Credit Agreement (Credit Agreement), which was amended and restated in August 2012 (Amended and Restated Credit Agreement) and amended in its entirety in November 2014. In June 2013, we further amended the Amended and Restated Credit Agreement to permit additional borrowings in China of $12,500 and revised certain financial covenants including an increase in the maximum amount permitted to be spent on the headquarters building from $75,000 to $80,000.

In November 2014, we entered into the Second Amended and Restated Credit Agreement with JPMorgan as the administrative Agent, Comerica and HSBC as co-syndication agents, and the lenders party thereto. The Second Amended and Restated Credit Agreement amends and restates, in its entirety, the Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement is a five-year, $400,000 secured revolving credit facility. In August 2015, we entered into Amendment 1 to the Second Amended and Restated Credit Agreement to add certain foreign subsidiaries as borrowers.

During the year ended March 31, 2016, we borrowed $426,000 and repaid $373,000 under the Second Amended and Restated Credit Agreement. At March 31, 2016, we had outstanding borrowings of $53,000 and outstanding letters of credit of approximately $700, leaving an unused balance of approximately $346,300 under the Second Amended and Restated Credit Agreement. At March 31, 2016, we were in compliance with all covenants and we remain in compliance as of May 31, 2016.

Subsequent to March 31, 2016, we borrowed $76,000 and repaid $16,000 resulting in a total outstanding balance of $113,000 under the Second Amended and Restated Credit Agreement as of May 31, 2016.

China Line of Credit. In October 2015, we amended the amended China Credit Facility to include an increase in the uncommitted revolving line of credit of up to CNY 150,000, or approximately $23,000, including a sublimit of CNY 50,000, or approximately $8,000, for our fully owned subsidiary, Deckers Footwear (Shanghai) Co., LTD.

During the year ended March 31, 2016, we borrowed $23,200 and repaid $14,100 under the Second Amended China Credit Facility. At March 31, 2016, we had approximately $14,000 of outstanding borrowings under the Second Amended China Credit Facility.

Subsequent to March 31, 2016, we repaid $4,800 resulting in a total outstanding balance of $9,200 under the Second Amended China Credit Facility at May 31, 2016.

Japan Line of Credit. In March 2016, Deckers Japan, G.K., a wholly owned subsidiary, entered into a credit facility in Japan (Japan Credit Facility) that provides for an uncommitted bilateral revolving line of credit of up to JPY 5,500,000, or approximately $49,000, for a maximum term of six months. The Japan Credit Facility renews annually, and it is guaranteed by Deckers Outdoor Corporation. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) for three months plus 0.40%. At March 31, 2016, TIBOR for three months was 0.10% and the effective interest rate was 0.50%.

At March 31, 2016, we had no borrowings under the Japan Credit Facility. At March 31, 2016, we were in compliance with all covenants and we remain in compliance as of May 31, 2016.

At March 31, 2016, we were in compliance with all covenants and we remain in compliance as of May 31, 2016.

Mortgage. In July 2014, we obtained a mortgage on our corporate headquarters property for approximately $33,900. At March 31, 2016 the outstanding balance under the mortgage is approximately $33,200. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that will amortize the principal balance over a thirty-year period. Minimum principal payments over the next five years are approximately $2,900. The loan will mature and have a balloon payment due on July 1, 2029 of approximately $23,400. The loan will be used for working capital and other general corporate purposes. In December 2014, the mortgage financial covenants were amended to be consistent with the financial covenants of the Second Amended and Restated Credit Agreement.

Refer to Note 6 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our indebtedness.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2016 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$315,440	$50,763	$94,297	$66,052	$104,328
Purchase obligations (2)	990,922	915,465	67,707	7,750	—
Mortgage obligation (3)	52,519	2,168	4,336	4,336	41,679
Contingent consideration obligations (4)	20,018	20,018	—	—	—
Unrecognized tax benefits (5)	7,236	856	2,459	3,921	—
Total	$1,386,135	$989,270	$168,799	$82,059	$146,007

(1)	Our operating lease obligations consist primarily of building leases for our retail locations, distribution centers, and regional offices, and include the cash lease payments of deferred rents.

(2)
Our purchase obligations consist mostly of open purchase orders. They also consist of capital expenditures, service contracts and promotional expenses. Outstanding purchase orders are primarily with our third-party manufacturers and most are expected to be paid within one year. These are outstanding open orders and not minimum purchase obligations. Our promotional expenditures and service contracts are due periodically during fiscal years 2017 through 2021.

We have also entered into purchase commitments with certain suppliers. Refer to Note 7 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K. Certain agreements require that we advance specified minimum payment amounts. The total remaining cash commitments under these agreements, net of deposits, at March 31, 2016 are included in this table. We expect our sheepskin purchases will eventually exceed the minimum commitment levels; therefore we believe the deposits will become fully refundable, and thus, we believe this will not materially affect our results of operations, as it is in the normal course of our business.

(3)
Our mortgage obligation consists of a mortgage secured by our corporate headquarters property. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and have a balloon payment due on July 1, 2029 of approximately $23,400. Refer to Note 6 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K.

(4)
Our contingent consideration obligations consist of final contingent consideration payments for the acquisitions of the Sanuk and Hoka brands. For additional information, refer to the "Commitments and Contingencies" section below and Notes 1 and 7 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K.

(5)
The unrecognized tax benefits are related to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized. Refer to Note 5 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K.

Commitments and Contingencies. The following reflect the additional commitments and contingent liabilities that may have a material impact on liquidity and cash flow in future periods.

Sanuk. The purchase price for the Sanuk brand, acquired in July 2011, included contingent consideration payments. The final contingent consideration payment of approximately $19,700, which is 40.0% of the Sanuk brand gross profit in calendar year 2015, was paid subsequent to March 31, 2016.

Hoka. The purchase price for the Hoka brand, acquired in September 2012, includes contingent consideration through calendar year 2017, with a maximum of $2,000, of which approximately $1,700 has been paid. The maximum of $2,000 was achieved during the fiscal year ended March 31, 2016. At March 31, 2016, the final contingent consideration payment of approximately $300 is pending final disbursement.

At March 31, 2016, contingent consideration for both brands is included in other accrued expenses in the consolidated balance sheets.

Refer to Note 7 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K.

Impact of Foreign Exchange Rate Fluctuations

Foreign exchange rate fluctuations in fiscal years 2015 and 2013 had a significant negative impact on our net sales and gross margins caused by the strengthening of the US dollar. In fiscal year 2016 foreign exchange rate fluctuations had an incremental negative impact compared to fiscal year 2015. Refer to “Results of Operations” above, the consolidated statements of comprehensive income (loss) and Notes 9 and 11 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for a further discussion of the impact of foreign exchange rate fluctuations.

Critical Accounting Policies and Estimates

Refer to Note 1 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for a discussion of our significant accounting policies. Those policies and estimates that we believe are most critical to the understanding of our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K are revenue recognition, use of estimates, which includes the below reserves and allowances, inventories, accounting for long-lived assets, goodwill and other intangible assets, fair value of contingent consideration, and stock compensation.

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

The following table summarizes data related to the critical accounting estimates for accounts receivable allowances and reserves, which are discussed below:

	March 31, 2016		March 31, 2015
	Amount	% of Gross Trade Accounts Receivable	Amount	% of Gross Trade Accounts Receivable
Gross trade accounts receivable	$190,349		$161,323
Allowance for doubtful accounts	5,494	2.9%	2,297	1.4%
Allowance for sales discounts	2,672	1.4	2,348	1.5
Allowance for estimated chargebacks	4,968	2.6	4,041	2.5

	Amount	% of Net Sales	Amount	% of Net Sales
Net sales for the three months ended	$378,635		$340,637
Allowance for estimated returns	17,061	4.5%	9,532	2.8%
Estimated returns liability	1,889	0.5	1,741	0.5

Allowance for Doubtful Accounts. We provide a reserve against trade accounts receivable for estimated losses that may result from customers' inability to pay. We determine the amount of the reserve by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this reserve. The reserve includes specific reserves for accounts, which all or a portion of are identified as potentially uncollectible, plus a non-specific reserve for the balance of accounts based on our historical loss experience. Reserves have been established for all projected losses of this nature. The allowance for doubtful accounts increased over the prior year as a result of the difficult retail environment experienced by certain of our customers which lead to an increased risk that the related outstanding receivables may not be collected.  Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the reserve for the accounts we consider to have credit risk and are not specifically identified as uncollectible would change the allowance for doubtful accounts at March 31, 2016 by approximately $1,000.

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

Allowance for Estimated Returns and Estimated Returns Liability. We record an allowance for anticipated future returns of goods shipped prior to period end and a liability for anticipated returns of goods sold direct to consumers. In general, we accept returns for damaged or defective products. We also have a policy whereby we accept returns from our DTC customers for a thirty day period. We base the amounts of the allowance and liability on any approved customer requests for returns, historical returns experience, and any recent events that could result in a change from historical returns rates, among other factors. The increase in the sales return reserve in 2016 was primarily due to customer requests for returns. Our use of different estimates and assumptions could produce different financial results. For example, a 1.0% change in the rate used to estimate the percentage of sales expected to ultimately be returned would change the allowance and liability reserves for returns in total at March 31, 2016 by approximately $2,000.

Inventory Write-Downs. We review the various items in inventory on a regular basis for excess, obsolete, and impaired inventory. In doing so, we write the inventory down to the lower of cost or expected future net selling prices. Inventories were stated at $299,911 and $238,911, net of inventory write-downs of $7,303 and $3,601 at March 31, 2016 and March 31, 2015, respectively. The increase in inventory write-downs at March 31, 2016 compared to March 31, 2015 was primarily due to write-downs related to Teva brand styles that are not being continued and Sanuk brand restructuring charges. The amount of inventory write-downs as a percentage of inventories was 2.4% and 1.5% at March 31, 2016 and March 31, 2015 respectively. Our use of different estimates and assumptions could produce different financial results. For example, a 10.0% change in the estimated selling prices of our potentially obsolete inventory would change the inventory write-down reserve at March 31, 2016 by approximately $1,000.

Valuation of Goodwill, Intangible and Other Long-Lived Assets. We assess the impairment of goodwill, intangible, and other long-lived assets on a separate asset basis based on assumptions and judgments regarding the carrying amount of these assets individually.

We performed our annual impairment tests for goodwill and nonamortizable intangible assets. We evaluated our UGG, Sanuk and other brands' goodwill and our Teva trademarks. Based on the carrying amounts of the UGG, Teva, Sanuk and other brands' goodwill, trademarks, and net assets, the brands' fiscal year 2016 sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, we concluded that the carrying amounts of the UGG, Sanuk and other brands' goodwill and the Teva trademarks, were not impaired. Our Teva trademarks were evaluated under Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, and we concluded, based on an evaluation of all relevant qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, financial performance, entity-specific events, and legal, regulatory, contractual, political, business, or other factors, that it is not more likely than not that the fair value of the Teva trademarks is less than its carrying amount, and accordingly we did not perform a quantitative impairment test for the Teva trademarks. Our goodwill balance at March 31, 2016 represents goodwill in the UGG, Sanuk and other brands' reporting units. We believe that it is not more likely than not that the fair value of the UGG reporting unit's fair value and the other brands' reporting units' fair value are less than their respective carrying values. The UGG and other brands' goodwill were evaluated based on qualitative analyses.

We performed a quantitative analysis of the Sanuk reporting unit's fair value at October 31, 2015, and concluded that it was not impaired with a significant excess compared to its carrying value.

We also qualitatively evaluated amortizable long-lived assets, including intangible assets at December 31, 2015 and December 31, 2014. During the fiscal year ended March 31, 2016, we recorded impairment losses of approximately $4,000 for 24 of our retail stores and other long-lived assets impacted by the retail store fleet optimization. Refer to Note 2 of our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for a discussion of our retail store fleet optimization. We also recognized impairment charges of approximately $9,800 for retail stores for which the fair values did not exceed their carrying values, $4,000 related to various BT supply chain software and $2,000 for various other assets as a result of the office consolidation plan. At March 31, 2015, we recorded immaterial impairment losses for four of our retail stores for which the fair values did not exceed their carrying values. Our other valuation methodologies used at March 31, 2016 did not change from the prior years.

Performance-Based Compensation

The recognition of performance-based compensation decreased approximately $18,000 in fiscal year 2016 compared to fiscal year 2015. At March 31, 2016, the threshold level of the performance objectives relating to our fiscal year 2016 performance-based compensation awards was not achieved, nor were the goals against peer companies, and we reversed expense for those awards. In contrast, at March 31, 2015, the target level of the performance objectives relating to our fiscal year 2015 performance-based compensation awards was partially achieved, and we recognized the expense accordingly.

The recognition of performance-based compensation decreased by approximately $8,000 in fiscal year 2015 compared to the prior fiscal year period. At March 31, 2015, the target level of the performance objectives relating to our fiscal year 2015 performance-based compensation awards was only partially achieved, and we have recognized the expense accordingly. In contrast, at December 31, 2013, we achieved at or above the threshold level of the performance objectives relating to our 2013 performance-based cash awards and we recognized expense for those 2013 awards accordingly at that time.

At the beginning of each fiscal year, our Compensation Committee reviews our operating results from the prior fiscal year, as well as the financial and strategic plan for the next fiscal year and for subsequent fiscal years. The committee then establishes specific annual Company financial goals and specific strategic goals for each executive. Performance-based compensation awards for the fiscal year ended March 31, 2015 were partially earned, and performance-based compensation awards for the fiscal year ended March 31, 2016 were not earned, based on our achievement of certain targets for annual revenue, earnings before interest, taxes, depreciation and amortization (EBITDA), and earnings per share, as well as achievement of pre-determined individual financial performance goals that are tailored to individual employees based on their role and responsibilities with us. The performance objectives and goals, as well as the targets, differ each year and are based upon many factors, including our current business stage and strategies, our recent financial and operating performance, expected growth rates over the prior year's performance, business and general economic conditions and market and peer group analysis. For example, in evaluating targets for the 2015 fiscal year, our Compensation Committee reviewed, among other things, our EBITDA for the fiscal year ended December 31, 2013, which was approximately $251,800 and in evaluating targets for the 2016 fiscal year, our Compensation Committee reviewed among other things, our EBITDA for the fiscal year ended March 31, 2015, which was approximately $270,900. Performance objectives for the 2016 fiscal year were based, in part, upon the expected achievement of growth in our revenue, EBITDA and earnings per share for the fiscal year ended March 31, 2016 as compared to our EBITDA for the fiscal year ended March 31, 2015. Our higher EBITDA for the fiscal year ended March 31, 2015 as compared to the fiscal year ended December 31, 2013 resulted in fiscal year 2016 EBITDA targets that were higher than the 2015 EBITDA targets.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which provides for a one year deferral of the effective date of ASU No. 2014-09, as well as early application, which will be effective for us on April 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance related to principal versus agent considerations within ASU No. 2014-09. We are evaluating the effect that all of the ASUs related to Revenue from Contracts with Customers will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This ASU is effective for us on April 1, 2016, with early adoption permitted. On August 18, 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to continue to present debt issuance costs related to line of credit arrangements as deferred charges. The adoption of ASU No. 2015-03 and ASU No. 2015-15 will not have a material impact on our consolidated financial statements or related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies whether a cloud computing arrangement should be treated as a software license or a service contract. Customers that have a cloud computing arrangement that includes a software license are required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. Customers that have a cloud computing arrangement that does not include a software license are required to account for the arrangement as a service contract. This ASU is effective for us on April 1, 2016, with early adoption permitted. The adoption of ASU No. 2015-05 is not expected to have a material impact on our consolidated financial statements or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Current US GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market, most commonly the current replacement cost. This ASU is effective for us on April 1, 2017, with early adoption permitted. We are evaluating the effect that ASU No. 2015-11 will have on our consolidated financial statements and related disclosures, but we believe it will not have a material impact.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for us on April 1, 2017, with early adoption permitted. We have prospectively adopted this ASU beginning with the period ending March 31, 2016 in our Annual Report on Form 10-K. The adoption of ASU No. 2015-17 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the Balance Sheet a liability to make lease payments (the lease liability) at fair value and an offsetting right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. This ASU is effective for us on April 1, 2019. We are evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures. Since we utilize operating leases for most of our facilities and retail stores, it is anticipated that adoption of the ASU will have a material impact on our balance sheet presentation.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires that an entity recognize excess tax benefits and certain tax deficiencies of employee share-based payment awards in the income statement instead of in additional paid-in-capital when the awards vest or are settled and present excess tax benefits as an operating activity on the statement of cash flows instead of as a financing activity. This ASU also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to either estimate the number of awards that are expected to vest or to account for forfeitures as they occur. In addition, the cash paid by an entity to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation is required to be classified as a financing activity on its statement of cash flows. This ASU is effective for us on April 1, 2017, with early adoption permitted. We are evaluating the impact of ASU No. 2016-09 on our consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. There have been significant changes in the price of sheepskin in recent years as the demand from our competitors, and the demand from our customers, for this commodity has changed. Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool, global economic conditions, and other factors which are not considered predictable or within our control. Beginning in 2013, in an effort to reduce our dependency on sheepskin, we began using a new raw material, UGGpureTM, in some of our UGG products. In addition, we use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact on our margins.

Foreign Currency Exchange Rate Risk. We face market risk to the extent that changes in foreign currency exchange rates affect our foreign assets, liabilities, revenues and expenses. We hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Other than an increasing amount of sales, expenses, and financial positions denominated in foreign currencies, we do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss. At May 31, 2016, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term.

We utilize forward currency exchange contracts and other derivative instruments to mitigate exposure to fluctuations in the foreign currency exchange rate, for a portion of the amounts we expect to purchase and sell in foreign currencies. At March 31, 2016, our foreign currency exchange contracts designated as cash-flow hedges had notional amounts totaling approximately $105,000, held by seven counterparties, which are expected to mature at various dates over the next 12 months. During the year ended March 31, 2016, we settled foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $46,000 that were entered in the prior fiscal year and approximately $32,000 that were entered in fiscal year 2016. During the year ended March 31, 2016, we also entered into, and settled, non-designated derivative foreign currency exchange contracts with total notional amounts of approximately $261,000. Based upon sensitivity analysis at March 31, 2016, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $10,000. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign currency exposures. We do not use foreign currency contracts for trading purposes. Subsequent to March 31, 2016, we entered into non-designated derivative contracts with notional amounts totaling approximately $63,000, which are expected to mature over the next three months, and designated derivative contracts with notional amounts totaling approximately $11,000, which are expected to mature over the next 12 months. All hedging contracts held at May 31, 2016 were held by a total of seven counterparties.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our European and Asian operations. Approximately $526,000, or 28.1%, of our total net sales for the year ended March 31, 2016 were denominated in foreign currencies. As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional. We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. In addition, certain of our foreign subsidiaries' local currency is their designated functional currency, and we translate those subsidiaries' assets and liabilities into US dollars using the exchange rates at the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income (loss). Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year. In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors, and retailers, which may have a negative impact on our net sales and gross margins.

Interest Rate Risk. Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in the London Interbank Offered Rate (LIBOR). Our Second Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At March 31, 2016, the adjusted LIBOR for 30 days was 0.44% and our weighted-average interest rate was 2.27%. Our Second Amended China Credit Facility provides for interest on outstanding borrowings at rates based on the People’s Bank of China rate, which was 4.35% at March 31, 2016. Our Japan Credit Facility provides for interest on outstanding borrowings at rates tied to the Tokyo Interbank Offered Rate (TIBOR) plus 0.40%. At March 31, 2016, TIBOR for three months was 0.10%. A 1.0% increase in interest rates on the above borrowings would result in an approximately $1,200 increase to interest expense for the year ended March 31, 2016. Refer to Note 6 to our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K for further information on our notes payable and long-term debt.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements, the Financial Statement Schedule, and the Reports of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report on Form 10-K.

Item 9A. Controls and Procedures

a) Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2016. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

b) Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

At March 31, 2016, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, at March 31, 2016, our internal control over financial reporting was effective based on those criteria. The registered public accounting firm that audited our accompanying consolidated financial statements in Part IV of this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting. Please refer to the section entitled “Report of Independent Registered Public Accounting Firm” on page F-3 of this Annual Report on Form 10-K.

c) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2016 annual meeting of stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2016 pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation

The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be disclosed in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Refer to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page F-1 of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Deckers Outdoor Corporation, as amended through May 27, 2010 (Exhibit 3.1 to the Registrant's Form 10-Q filed on August 8, 2011 and incorporated by reference herein)

3.2
Amended and Restated Bylaws of Deckers Outdoor Corporation, as amended through September 10, 2015 (Exhibit 3.1 to the Registrant’s Form 8-K filed on September 16, 2015 and incorporated by reference herein)

10.2
Lease Agreement, dated September 15, 2004, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.37 to the Registrant's Form 10-K filed on March 16, 2005 and incorporated by reference herein)

10.3
First Amendment to Lease Agreement, dated December 1, 2004, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.38 to the Registrant's Form 10-K filed on March 16, 2005 and incorporated by reference herein)

10.4
Amendment to Lease Agreement, dated September 1, 2011, by and between Mission Oaks Associates, LLC and Deckers Outdoor Corporation for distribution center at 3001 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.23 to the Registrant's Form 10-K filed on February 29, 2012 and incorporated by reference herein)

10.5
Amendment to Lease Agreement, dated September 1, 2011, by and between 450 N. Baldwin Park Associates, LLC and Deckers Outdoor Corporation for distribution center at 3175 Mission Oaks Blvd., Camarillo, CA 93012 (Exhibit 10.24 to the Registrant's Form 10-K filed on February 29, 2012 and incorporated by reference herein)

10.6
Lease Agreement, dated December 5, 2013, by and between Moreno Knox, LLC and Deckers Outdoor Corporation for distribution center at 17791 Perris Blvd., Moreno Valley, CA 92551 (Exhibit 10.6 to the Registrant’s Form 10-K filed on March 3, 2014 and incorporated by reference herein)

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

Exhibit Number	Description of Exhibit
#10.12	Form of Restricted Stock Unit Award Agreement (Level 2) under the 2006 Equity Incentive Plan (Exhibit 10.3 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.13	Form of Restricted Stock Unit Award Agreement (Level III) under the 2006 Equity Incentive Plan (Exhibit 10.1 to the Registrant's Form 8-K filed on June 28, 2011 and incorporated by reference herein)
#10.14	Form of Stock Appreciation Rights Award Agreement (Level 2) under the 2006 Equity Incentive Plan (Exhibit 10.5 to the Registrant's Form 8-K filed on May 11, 2007 and incorporated by reference herein)
#10.15	Form of Restricted Stock Unit Award Agreement (2012 LTIP) under the 2006 Equity Incentive Plan (Exhibit 10.1 to the Registrant's Form 8-K filed on May 31, 2012 and incorporated by reference herein)
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

10.27
Term Loan Agreement, dated July 9, 2014, by and among Deckers Cabrillo, LLC, as Borrower and California Bank & Trust, as Lender (Exhibit 10.1 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.28
Continuing Guaranty Agreement, dated July 9, 2014, by and among Deckers Outdoor Corporation and California Bank & Trust (Exhibit 10.2 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

10.29
Deed of Trust, Assignment of Leases and Rents and Security Agreement (including Fixture Filing), dated July 9, 2014, executed by Deckers Cabrillo, LLC (Exhibit 10.3 to the Registrant’s Form 8-K filed on July 15, 2014 and incorporated by reference herein)

Exhibit Number	Description of Exhibit
#10.30	Deckers Outdoor Corporation 2015 Employee Stock Purchase Plan (Appendix A to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
#10.31	Deckers Outdoor Corporation 2015 Stock Incentive Plan (Appendix B to the Registrant's Definitive Proxy Statement filed on July 29, 2015 and incorporated by reference herein)
#10.32	Management Incentive Plan (Exhibit 10.1 to the Registrant's Form 10-Q filed on August 10, 2015 and incorporated by reference herein)
#10.33	2016 Non-Vested Stock Unit (NSU) Award Agreement (Exhibit 10.2 to the Registrant's Form 10-Q filed on August 10, 2015 and incorporated by reference herein)
#10.34
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
*101.1
The following materials from the Company's Annual Report on Form 10-K for the annual period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2016 and March 31, 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2016 and March 31, 2015, quarter transition period ended March 31, 2014, and year ended December 31, 2013; (iii) Consolidated Statements of Cash Flows for the years ended March 31, 2016 and March 31, 2015, quarter transition period ended March 31, 2014, and year ended December 31, 2013, and (iv) Notes to Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ ANGEL R. MARTINEZ
Angel R. Martinez Chairman and Chief Executive Officer

Date: May 31, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ANGEL R. MARTINEZ	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	May 31, 2016
Angel R. Martinez

/s/ THOMAS A. GEORGE	Chief Financial Officer (Principal Financial and Accounting Officer)	May 31, 2016
Thomas A. George

/s/ MICHAEL F. DEVINE, III	Director	May 31, 2016
Michael F. Devine, III

/s/ KARYN O. BARSA	Director	May 31, 2016
Karyn O. Barsa

/s/ JOHN M. GIBBONS	Director	May 31, 2016
John M. Gibbons

/s/ JOHN G. PERENCHIO	Director	May 31, 2016
John G. Perenchio

/s/ LAURI SHANAHAN	Director	May 31, 2016
Lauri Shanahan

/s/ JAMES QUINN	Director	May 31, 2016
James Quinn

/s/ BONITA C. STEWART	Director	May 31, 2016
Bonita C. Stewart

/s/ NELSON C. CHAN	Director	May 31, 2016
Nelson C. Chan

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at March 31, 2016 and March 31, 2015	F-4

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2016 and March 31, 2015, quarter ended (transition period) March 31, 2014, and year ended December 31, 2013	F-5

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2016 and March 31, 2015, quarter ended (transition period) March 31, 2014, and year ended December 31, 2013	F-6

Consolidated Statements of Cash Flows for the years ended March 31, 2016 and March 31, 2015, quarter ended (transition period) March 31, 2014, and year ended December 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8

Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2016 and March 31, 2015, quarter ended (transition period) March 31, 2014, and year ended December 31, 2013	F-42

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deckers Outdoor Corporation and subsidiaries as of March 31, 2016 and March 31, 2015, and the results of their operations and their cash flows for the years ended March 31, 2016 and March 31, 2015, the quarter ended (transition period) March 31, 2014, and the year ended December 31, 2013 in conformity with US generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Deckers Outdoor Corporation at March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 31, 2016 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of Deckers Outdoor Corporation.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of the presentation of deferred income taxes as of March 31, 2016 due to the adoption of Accounting Standards Update 2015-17, Accounting for Income Taxes: Balance Sheet Classification of Deferred Taxes. Prior period amounts have not been reclassified.

/s/ KPMG LLP

Los Angeles, California
May 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Deckers Outdoor Corporation:

We have audited the internal control over financial reporting of Deckers Outdoor Corporation as of March 31, 2016 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Deckers Outdoor Corporation maintained, in all material respects, effective internal control over financial reporting at March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deckers Outdoor Corporation and subsidiaries at March 31, 2016 and March 31, 2015, and the results of their operations and their cash flows for the years ended March 31, 2016 and March 31, 2015, the quarter ended (transition period) March 31, 2014, and the year ended December 31, 2013 and our report dated May 31, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
May 31, 2016

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	March 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$245,956	$225,143
Trade accounts receivable, net of allowances ($30,195 at March 31, 2016 and $18,218 at March 31, 2015)	160,154	143,105
Inventories	299,911	238,911
Prepaid expenses	18,249	15,141
Other current assets	38,039	35,057
Income tax receivable	23,456	15,170
Deferred tax assets	—	14,066
Total current assets	785,765	686,593
Property and equipment, net of accumulated depreciation ($163,807 at March 31, 2016 and $129,002 at March 31, 2015)	237,246	232,317
Goodwill	127,934	127,934
Other intangible assets, net of accumulated amortization ($45,302 at March 31, 2016 and $37,316 at March 31, 2015)	83,026	87,743
Deferred tax assets	20,636	15,017
Other assets	23,461	20,329
Total assets	$1,278,068	$1,169,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$67,475	$5,383
Trade accounts payable	100,593	85,714
Accrued payroll	20,625	27,300
Other accrued expenses	39,449	41,066
Income taxes payable	6,461	6,858
Value added tax payable	3,895	1,221
Total current liabilities	238,498	167,542

Long-term liabilities:
Mortgage payable	32,631	33,154
Income tax liability	9,073	5,087
Deferred rent obligations	16,139	15,663
Other long-term liabilities	14,256	11,475
Total long-term liabilities	72,099	65,379

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 32,020 at March 31, 2016 and 33,292 at March 31, 2015)	320	333
Additional paid-in capital	161,259	158,777
Retained earnings	826,449	798,370
Accumulated other comprehensive loss	(20,557)	(20,468)
Total stockholders' equity	967,471	937,012
Total liabilities and stockholders' equity	$1,278,068	$1,169,933

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Years ended March 31,		Quarter ended (transition period) March 31,	Year ended December 31,
	2016	2015	2014	2013
Net sales	$1,875,197	$1,817,057	$294,716	$1,556,618
Cost of sales	1,028,529	938,949	150,456	820,135
Gross profit	846,668	878,108	144,260	736,483
Selling, general and administrative expenses	684,541	653,689	144,668	528,586
Income (loss) from operations	162,127	224,419	(408)	207,897
Other expense (income), net:
Interest income	(420)	(207)	(65)	(60)
Interest expense	5,814	4,220	516	3,079
Other, net	(152)	(733)	(117)	(679)
Total other expense, net	5,242	3,280	334	2,340
Income (loss) before income taxes	156,885	221,139	(742)	205,557
Income tax expense	34,620	59,359	1,943	59,868
Net income (loss)	122,265	161,780	(2,685)	145,689
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedging	461	450	(273)	(486)
Foreign currency translation adjustment	(550)	(18,875)	873	(757)
Total other comprehensive (loss) income	(89)	(18,425)	600	(1,243)
Comprehensive income (loss)	$122,176	$143,355	$(2,085)	$144,446

Net income (loss) per share:
Basic	$3.76	$4.70	$(0.08)	$4.23
Diluted	$3.70	$4.66	$(0.08)	$4.18
Weighted-average common shares outstanding:
Basic	32,556	34,433	34,621	34,473
Diluted	33,039	34,733	34,621	34,829

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	34,400	$344	$139,046	$600,811	$(1,400)	$738,801
Stock compensation expense	15	—	13,136	—	—	13,136
Exercise of stock options	8	—	52	—	—	52
Shares issued upon vesting	195	2	(2)	—	—	—
Excess tax benefit from stock compensation	—	—	319	—	—	319
Shares withheld for taxes	—	—	(8,635)	—	—	(8,635)
Net income	—	—	—	145,689	—	145,689
Total other comprehensive loss	—	—	—	—	(1,243)	(1,243)
Balance, December 31, 2013	34,618	346	143,916	746,500	(2,643)	888,119
Stock compensation expense	5	—	2,865	—	—	2,865
Shares issued upon vesting	1	—	—	—	—	—
Shares withheld for taxes	—	—	(50)	—	—	(50)
Net loss	—	—	—	(2,685)	—	(2,685)
Total other comprehensive income	—	—	—	—	600	600
Balance, March 31, 2014	34,624	346	146,731	743,815	(2,043)	888,849
Stock compensation expense	11	—	13,524	—	—	13,524
Shares issued upon vesting	93	1	(1)	—	—	—
Excess tax benefit from stock compensation	—	—	4,197	—	—	4,197
Shares withheld for taxes	—	—	(5,674)	—	—	(5,674)
Stock repurchase	(1,436)	(14)	—	(107,225)	—	(107,239)
Net income	—	—	—	161,780	—	161,780
Total other comprehensive loss	—	—	—	—	(18,425)	(18,425)
Balance, March 31, 2015	33,292	333	158,777	798,370	(20,468)	937,012
Stock compensation expense	16	—	6,622	—	—	6,622
Shares issued upon vesting	132	1	(1)	—	—	—
Excess tax benefit from stock compensation	—	—	471	—	—	471
Shares withheld for taxes	—	—	(4,610)	—	—	(4,610)
Stock repurchase	(1,420)	(14)	—	(94,186)	—	(94,200)
Net income	—	—	—	122,265	—	122,265
Total other comprehensive loss	—	—	—	—	(89)	(89)
Balance, March 31, 2016	32,020	$320	$161,259	$826,449	$(20,557)	$967,471

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years ended March 31,		Quarter ended (transition period) March 31,	Year ended December 31,
	2016	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$122,265	$161,780	$(2,685)	$145,689
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	50,024	49,293	10,569	41,439
Change in fair value of contingent consideration	(4,411)	(3,574)	705	1,815
Provision for (recovery of) doubtful accounts, net	5,120	1,107	(169)	125
Deferred tax provision	8,167	9,970	(2,736)	(4,092)
Stock compensation	6,622	13,524	2,865	13,136
Gain on sale of assets	(1,338)	—	—	—
Impairment of long-lived assets	9,773	—	—	—
Restructuring costs	24,856	—	—	—
Other	56	2,969	111	1,306
Changes in operating assets and liabilities:
Trade accounts receivable	(23,545)	(36,885)	77,983	6,618
Inventories	(61,492)	(26,748)	49,272	40,580
Prepaid expenses and other current assets	(3,681)	(10,376)	68,837	(58,554)
Income tax receivable	(8,286)	(15,170)	—	—
Other assets	(3,082)	(144)	(758)	(4,290)
Trade accounts payable	14,775	8,912	(74,898)	21,251
Contingent consideration	(819)	(364)	(2,974)	(6,458)
Accrued expenses	(16,221)	3,761	(33,666)	33,556
Income taxes payable	(397)	4,883	(46,545)	24,386
Long-term liabilities	7,195	6,716	1,998	5,618
Net cash provided by operating activities	125,581	169,654	47,909	262,125
Cash flows from investing activities:
Purchases of property and equipment	(65,356)	(91,147)	(17,603)	(79,829)
Purchases of tangible, intangible, and other assets, net	(4,700)	(9,489)	(30)	(5,368)
Proceeds from sale of assets	2,835	—	—	—
Net cash used in investing activities	(67,221)	(100,636)	(17,633)	(85,197)
Cash flows from financing activities:
Proceeds from issuance of short-term borrowings	449,200	199,784	—	320,728
Repayments of short-term borrowings	(387,120)	(201,705)	(3,000)	(344,000)
Cash paid for shares withheld for taxes	(3,691)	(5,674)	(3,752)	(6,736)
Excess tax benefit from stock compensation	471	4,197	—	2,071
Cash received from issuances of common stock	—	—	—	52
Cash paid for repurchases of common stock	(94,200)	(107,239)	—	—
Contingent consideration paid	(445)	(115)	(15,852)	(22,628)
Loan origination costs on short-term borrowings	(62)	(818)	—	—
Proceeds from mortgage loan	—	33,931	—	—
Mortgage loan origination costs	—	(338)	—	—
Repayment of mortgage principal	(493)	(283)	—	—
Net cash used in financing activities	(36,340)	(78,260)	(22,604)	(50,513)

Effect of exchange rates on cash	(1,207)	(10,703)	291	463
Net change in cash and cash equivalents	20,813	(19,945)	7,963	126,878
Cash and cash equivalents at beginning of period	225,143	245,088	237,125	110,247
Cash and cash equivalents at end of period	$245,956	$225,143	$245,088	$237,125
See accompanying notes to consolidated financial statements.
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Continued)

	Years ended March 31,		Quarter ended (transition period) March 31,	Year ended December 31,
	2016	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$29,916	$53,504	$48,040	$39,122
Interest	4,640	4,315	187	2,586
Non-cash investing and financing activities:
Accrued for purchases of property and equipment	2,640	3,419	4,265	2,283
Accrued for asset retirement obligations	1,394	786	19	1,936
Accrued for shares withheld for taxes	919	—	—	3,702
Write-off for shares exercised with a tax deficit	—	—	—	1,752

See accompanying notes to consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Note 1. The Company and Summary of Significant Accounting Policies

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

In July 2014, the Company acquired its UGG brand distributor that sold to retailers in Germany and continues to operate as a wholesale business in Germany through the newly acquired subsidiary. The acquisition included certain intangible and tangible assets and the assumption of liabilities. The purchase price of the acquisition was not material to the Company’s consolidated financial statements.

In April 2015, the Company acquired inventory and certain intangible assets, including the trade name related to the Koolaburra® brand, a sheepskin and wool based footwear brand. The purchase price of the acquisition was not material to the Company's consolidated financial statements.

In July 2015, the Company sold certain tangible and intangible assets, including approximately $1,500 of inventory, and the trade name related to the MOZO® brand, a footwear brand crafted for culinary professionals. In February 2016, the Company sold certain tangible and intangible assets, including the trade name related to the TSUBO brand, a line of mid and high-end dress and dress casual footwear. The impacts of these sales were not material to the Company's consolidated financial statements.

Change in Fiscal Year

In February 2014, the Company's Board of Directors (the Board) approved a change in its fiscal year end from December 31 to March 31. The change was intended to better align the Company's planning, financial and reporting functions with the seasonality of the business. The 2016, 2015 and 2013 fiscal years are for the periods ended March 31, 2016, March 31, 2015 and December 31, 2013, respectively. The transition period was the quarter ended March 31, 2014 to coincide with the change in the Company's fiscal year end.

Business Segment Reporting

During the first quarter of fiscal year 2016, the Company changed its reportable operating segments to combine the previously separated retail store and E-Commerce operating components into one DTC reportable operating segment. The Company now has five reportable operating segments including the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, other brands, and the DTC business and it is by these segments that information is reported to the Chief Operating Decision Maker (CODM). The CODM is the Principal Executive Officer. The Company performs an annual analysis of the appropriateness of its reportable segments. Refer to Note 12 for further information related to the Company's business segments.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include $195,575 and $127,900 of money market funds at March 31, 2016 and March 31, 2015, respectively.

Allowance for Doubtful Accounts

The Company provides an allowance against trade accounts receivable for estimated losses that may result from customers' inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged trade accounts receivables, economic conditions and forecasts, historical experience and the customers' credit-worthiness. Trade accounts receivable that are subsequently determined to be uncollectible are charged or written off against this allowance. Write-offs against this allowance are recorded in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income (loss). The allowance includes specific allowances for trade accounts, all or a portion of which are identified as potentially uncollectible, plus a non-specific allowance for the balance of accounts based on the Company's historical loss experience. Allowances have been established for all projected losses of this nature.

Inventories

Inventories, principally finished goods, are stated at the lower of cost (first-in, first-out) or market (net realizable value). Cost includes initial molds and tooling that are amortized over the life of the mold in cost of sales in the consolidated statements of comprehensive income (loss). Cost also includes shipping and handling fees and costs, which are subsequently expensed to cost of sales. Market values are determined by historical experience with discounted sales, industry trends and the retail environment.

Property and Equipment, Depreciation and Amortization

Property and equipment has a useful life expectancy of at least one year. Property and equipment includes tangible, non-consumable items owned by the Company valued at or above $3, certain computer software costs and internal or external computer system consulting work valued at or above $3 as defined below, and portable electronic devices valued at or above $1.5. Tangible, non-consumable items below these amounts are expensed. The value includes the purchase price, sales tax and costs to acquire (shipping and handling), install (excluding site preparation costs), secure and prepare the item for its intended use.

Depreciation of property and equipment is calculated using the straight-line method based on estimated useful lives. Capitalized website costs, which are included in the machinery and equipment category, are immaterial to the Company's consolidated financial statements. Leasehold improvements are amortized to their residual value, if any, on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. The Company allocates depreciation and amortization of property, plant, and equipment to cost of sales and SG&A expenses in the consolidated statements of comprehensive income (loss). The majority of the Company's depreciation and amortization is included in SG&A expenses in the consolidated statements of comprehensive income (loss) due to the nature of its operations. Most of the Company's depreciation and amortization is from its warehouses, its corporate headquarters and its retail stores. The Company outsources all manufacturing; therefore, the amount allocated to cost of sales is not material.

Goodwill and Other Intangible Assets

Intangible assets consist primarily of goodwill, trademarks, customer and distributor relationships, patents, lease rights, and non-compete agreements arising from the application of purchase accounting. Intangible assets with estimable useful lives are amortized and reviewed for impairment. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, at December 31, except for the Teva trademarks and Sanuk goodwill, which are tested at October 31.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

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

The Company also evaluates the fair values of other intangible assets with indefinite useful lives in relation to their carrying values. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment of the indefinite life intangible asset. The Company does not calculate the fair value of the indefinite life intangible unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the Company concludes that it is more likely than not that its fair value is less than its carrying amount, then the Company compares the fair value of the indefinite life intangible to its carrying amount, and if the fair value of the indefinite life intangible exceeds its carrying amount, no impairment charge will be recognized. If the fair value of the indefinite life intangible is less than the carrying amount, the Company will record an impairment charge to write-down the intangible asset to its fair value. Impairment and amortization are recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

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

Accounting for Long-Lived Assets

Other long-lived assets, such as machinery and equipment, internal use software, leasehold improvements, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. Intangible assets subject to amortization are amortized over their respective estimated useful lives to their estimated residual values, if any. The Company uses the straight-line method for depreciation and amortization of long-lived assets, except for certain intangible assets where the Company can reliably determine the pattern in which the economic benefits of the assets will be consumed.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

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

When an impairment triggering event has occurred, the Company tests for recoverability of the asset group's carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group. In determining the service potential of a long-lived asset group, the Company considers its remaining useful life, cash-flow generating capacity, and physical output capacity. These estimates include the undiscounted cash flows associated with future expenditures necessary to maintain the existing service potential. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses potential impairment of its retail group long-lived assets by comparing projected 12 months store cash flows to the current carrying value of the store's long-lived assets. Stores that have been opened for more than one year, or have otherwise been identified by management as having one or more indicators of impairment, with projected 12 months cash flows less than the current carrying amount of the store's long-lived assets are then reviewed to determine if an impairment exists. An impairment loss, if any, would only reduce the carrying amount of long-lived assets in the group based on the fair value of the group assets. Impairment is recorded in SG&A expenses in the consolidated statements of comprehensive income (loss).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of comprehensive income (loss) in the period that includes the enactment date.

The Company recognizes the effect of income tax positions in the financial statements only if those positions are more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties accrued for income tax contingencies as interest expense in the consolidated statements of comprehensive income (loss).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Fair Value Measurements

The fair values of the Company's cash and cash equivalents, trade accounts receivable, prepaid expenses, income taxes receivable, other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable and value added tax payable approximate the carrying values due to the relatively short maturities of these instruments. The fair values of the Company's long-term liabilities, other than contingent consideration, recalculated using current interest rates, would not significantly differ from the carrying values. The fair value of the contingent consideration related to acquisitions and of the Company's derivatives are measured and recorded at fair value on a recurring basis. Changes in fair value of contingent consideration resulting from either accretion or changes in discount rates or in the expectations of achieving the performance targets are recorded in SG&A expenses. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the consolidated balance sheets.

The inputs used in measuring fair value are prioritized into the following hierarchy:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.

The assets and liabilities that are measured on a recurring basis at fair value are summarized as follows:

	Fair Value at March 31, 2016	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$6,083	$6,083	$—	$—
Nonqualified deferred compensation liability	(6,301)	(6,301)	—	—
Designated derivatives asset	2,903	—	2,903	—
Designated derivatives liability	(2,549)	—	(2,549)	—
Contingent consideration for acquisition of business	(20,000)	—	—	(20,000)

	Fair Value at March 31, 2015	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets (liabilities) at fair value
Nonqualified deferred compensation asset	$5,581	$5,581	$—	$—
Nonqualified deferred compensation liability	(5,581)	(5,581)	—	—
Designated derivatives liability	(487)	—	(487)	—
Contingent consideration for acquisition of business	(25,700)	—	—	(25,700)

The Level 2 inputs consist of forward spot rates at the end of the reporting period.

Sanuk. The purchase price for the Sanuk brand, acquired in July 2011, included contingent consideration payments. The final contingent consideration payment of approximately $19,700, which is 40.0% of the Sanuk brand gross profit in calendar year 2015, was paid subsequent to March 31, 2016.

Hoka. The purchase price for the Hoka brand, acquired in September 2012, includes contingent consideration through calendar year 2017, with a maximum of $2,000, of which approximately $1,700 has been paid. The maximum

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

of $2,000 was achieved during the fiscal year ended March 31, 2016. At March 31, 2016, the final contingent consideration payment of approximately $300 is pending final disbursement.

At March 31, 2016, contingent consideration for both brands was included in other accrued expenses in the consolidated balance sheets.

The following table presents a reconciliation of the Level 3 measurement (rounded):

Balance, April 1, 2014	$29,800
Payments	(500)
Change in fair value	(3,600)
Balance, March 31, 2015	25,700
Payments	(1,300)
Change in fair value	(4,400)
Balance, March 31, 2016	$20,000

Refer to Note 7 for further information on the contingent consideration arrangements.

Nonqualified Deferred Compensation

In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis. For each plan year, on behalf of the Company, the Company's Board may, but is not required to, contribute any amount it desires to any participant under this program. The Company's contribution will be determined by the Board annually. In March 2015, the Board approved a contribution for calendar year 2016 and gave the authority to management to approve the payment. At March 31, 2016, no payment was pending. The value of the deferred compensation is recognized based on the fair value of the participants' accounts. The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program, with the assets invested in company-owned life insurance (COLI) policies. Deferred compensation of $308 is included in other accrued expenses and $5,993 is included in other long-term liabilities in the consolidated balance sheets at March 31, 2016. Deferred compensation of $540 is included in other accrued expenses and $5,041 is included in other long-term liabilities in the consolidated balance sheets at March 31, 2015.

Stock Compensation

All of the Company's stock compensation awards are classified within stockholders' equity. Stock compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the service period. The Company recognizes expense only for those awards that management deems probable of achieving the performance and service objectives. Determining the fair value and related expense of share-based awards requires judgment, including estimating the percentage of awards that will be forfeited and probabilities of meeting the awards' performance criteria. If actual forfeitures differ significantly from the estimates or if probabilities change during a period, stock compensation expense and the Company's results of operations could be materially impacted. Stock compensation expense is included in SG&A expense in the consolidated statements of comprehensive income (loss).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

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

Research and Development Costs

All research and development costs are expensed as incurred. Such costs amounted to $22,176, $20,872, $4,486 and $19,257 for the years ended March 31, 2016 and March 31, 2015, quarter ended March 31, 2014 and the year ended December 31, 2013, respectively, and are included in SG&A expenses in the consolidated statements of comprehensive income (loss).

Advertising, Marketing, and Promotion Costs

Advertising production costs are expensed the first time the advertisement is run. All other costs of advertising, marketing, and promotion are expensed as incurred. These expenses of $109,738, $111,162, $21,158 and $86,510 for the years ended March 31, 2016 and March 31, 2015, quarter ended March 31, 2014 and year ended December 31, 2013, respectively, are included in SG&A expense in the consolidated statements of comprehensive income (loss). Included in prepaid and other current assets at March 31, 2016 and March 31, 2015 were $1,084 and $1,899, respectively, related to prepaid advertising, marketing, and promotion expenses for programs to take place after such dates.

Rent Expense

Rent expense is recorded using the straight-line method to account for scheduled rental increases or rent holidays. Lease incentives for tenant improvement allowances are recorded as reductions of rent expense over the lease term. The rental payments under some of the Company's retail store leases are based on a minimum rental plus a percentage of the store's sales in excess of stipulated amounts. Rent expenses are included in SG&A expenses in the consolidated statements of comprehensive income (loss).

Retirement Plan

The Company provides a 401(k) defined contribution plan that eligible US employees may elect to participate in through tax-deferred contributions. The Company matches 50% of each eligible participant's tax-deferred contributions on up to 6% of eligible compensation on a per payroll period basis, with a true-up contribution if such eligible participant is employed by the Company on the last day of the calendar year. Internationally, the Company has various defined contribution plans. Certain international locations require mandatory contributions under social programs, and the Company contributes at least the statutory minimums. US 401(k) matching contributions totaled $2,182, $1,726, $601 and $1,386 during the years ended March 31, 2016 and 2015, quarter ended March 31, 2014, and the year ended December 31, 2013, respectively, and was included in SG&A expenses in the consolidated statements of comprehensive income (loss). In addition, the Company may also make discretionary profit sharing contributions to the plan. However, the Company did not make any profit sharing contributions for the years ended March 31, 2016 and 2015, quarter ended March 31, 2014, and the year ended December 31, 2013.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Derivative Instruments and Hedging Activities

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward or option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. In addition, the Company utilizes foreign currency exchange contracts and other derivative instruments to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency contracts for trading purposes.

Certain of the Company's foreign currency forward contracts are designated cash flow hedges of forecasted sales and are subject to foreign currency exposures. These contracts allow the Company to sell Euros, British Pounds and Yen in exchange for US dollars at specified contract rates. Forward contracts are used to hedge forecasted sales over specific quarters. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, and are recognized in the consolidated statements of comprehensive income (loss) during the period which approximates the time the corresponding third-party sales occur. The Company may also enter into foreign exchange contracts that are not designated as hedging instruments for financial accounting purposes. These contracts are generally entered into to offset the gains and losses on certain intercompany balances until the expected time of repayment. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated contracts are reported in SG&A expenses in the consolidated statements of comprehensive income (loss). The gains and losses on these contracts generally offset the gains and losses associated with the underlying foreign currency-denominated balances, which are also reported in SG&A expenses. Refer to Note 9 for the impact of derivative instruments and hedging activities on the Company's consolidated financial statements.

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

The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in OCI related to the hedging relationship.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Foreign Currency Translation

The Company considers the US dollar as its functional currency. The Company has certain wholly-owned foreign subsidiaries with functional currencies other than the US dollar. In most cases, the Company's foreign subsidiaries' local currency is the same as the designated functional currency. The Company holds a portion of its cash and other monetary assets and liabilities in currencies other than its subsidiary's functional currency, and is exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional. The Company remeasures these monetary assets and liabilities using the exchange rate at the end of the reporting period, which results in gains and losses that are included in SG&A expenses in the consolidated statements of comprehensive income (loss) as incurred, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature. In addition, the Company translates assets and liabilities of subsidiaries with reporting currencies other than US dollars into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in OCI.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net earnings and all other non-owner changes in equity. Except for net income (loss), foreign currency translation adjustments, and unrealized gains and losses on cash flow hedges, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Net Income (Loss) per Share

Basic net income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share represents net income (loss) divided by the weighted-average number of shares outstanding, including the dilutive impact of potential issuances of common stock. For the years ended March 31, 2016 and 2015, quarter ended March 31, 2014 and year ended December 31, 2013, the difference between the weighted-average number of basic and diluted common shares resulted from the dilutive impact of nonvested stock units (NSUs), restricted stock units (RSUs), restricted stock awards (RSAs), stock appreciation rights (SARs) and options to purchase common stock. The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Years ended March 31,		Quarter ended (transition period) March 31,	Year ended December 31,
	2016	2015	2014	2013
Weighted-average shares used in basic computation	32,556,000	34,433,000	34,621,000	34,473,000
Dilutive effect of stock-based awards*	483,000	300,000	—	356,000
Weighted-average shares used for diluted computation	33,039,000	34,733,000	34,621,000	34,829,000

*Excluded NSUs	—	—	331,000	—
*Excluded RSUs	389,000	624,000	729,000	795,000
*Excluded outside director RSAs	—	—	6,000	—
*Excluded SARs	90,000	525,000	730,000	525,000

*For the years ended March 31, 2016, March 31, 2015 and December 31, 2013, the share-based awards that were excluded from the dilutive effect were excluded because the necessary conditions had not been satisfied for the shares to be issuable based on the Company's performance. For the quarter ended March 31, 2014, the Company excluded all NSUs, RSUs, RSAs and SARs from the diluted net loss per share computation because they were antidilutive due to the net loss during the period. At March 31, 2016, the excluded RSUs include the maximum amount of the 2015 and 2016 Long-Term Incentive Plan (LTIP) Awards. At March 31, 2015, the excluded RSUs included the maximum amount of the 2012, 2013 and 2015 LTIP Awards. At March 31, 2014 and December 31, 2013, the excluded RSUs included the maximum amount of the Level III, 2012 and 2013 LTIP Awards. Refer to Note 8 for further information related to the LTIP awards.

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with United States generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to inventory write-downs, accounts receivable allowances, returns liabilities, stock compensation, performance based compensation, impairment assessments, depreciation and amortization, income tax liabilities, uncertain tax positions and income taxes receivable, the fair value of financial instruments, and fair values of acquired intangibles, assets and liabilities, including estimated contingent consideration payments. Actual results could differ materially from these estimates.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which provides for a one year deferral of the effective date of ASU No. 2014-09, as well as early application, which will be effective for the Company on April 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance related to principal versus agent considerations within ASU No. 2014-09. The Company is evaluating the effect that all of the ASUs related to Revenue from Contracts with Customers will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The adoption of the new revenue standard is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This ASU is effective for the Company on April 1, 2016, with early adoption permitted. On August 18, 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to continue to present debt issuance costs related to line of credit arrangements as deferred charges. The adoption of ASU No. 2015-03 and ASU No. 2015-15 will not have a material impact on the Company’s consolidated financial statements or related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies whether a cloud computing arrangement should be treated as a software license or a service contract. Customers that have a cloud computing arrangement that includes a software license are required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. Customers that have a cloud computing arrangement that does not include a software license are required to account for the arrangement as a service contract. This ASU is effective for the Company on April 1, 2016, with early adoption permitted. The adoption of ASU No. 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Current US GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market, most commonly the current replacement cost. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The Company is evaluating the effect that ASU No. 2015-11 will have on its consolidated financial statements and related disclosures, but believes it will not have a material impact.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The Company has prospectively adopted this ASU beginning with the period ending March 31, 2016 in its Annual Report on Form 10-K. The adoption of ASU No. 2015-17 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the Balance Sheet

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

a liability to make lease payments (the lease liability) at fair value and an offsetting right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. This ASU is effective for the Company on April 1, 2019. The Company is evaluating the effect that the ASU will have on its consolidated financial statements and related disclosures. Since the Company utilizes operating leases for most of its facilities and retail stores, it is anticipated that adoption of the ASU will have a material impact on its balance sheet presentation.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires that an entity recognize excess tax benefits and certain tax deficiencies of employee share-based payment awards in the income statement instead of in additional paid-in-capital when the awards vest or are settled and present excess tax benefits as an operating activity on the statement of cash flows instead of as a financing activity. This ASU also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to either estimate the number of awards that are expected to vest or to account for forfeitures as they occur. In addition, the cash paid by an entity to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation is required to be classified as a financing activity on its statement of cash flows. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU No. 2016-09 on the Company’s consolidated financial statements and related disclosures.

Note 2. Restructuring

In February 2016, the Company announced the implementation of a retail store fleet optimization and office consolidation that was intended to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration and included the closure of facilities and relocation of employees. The Company has begun to realign its brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group will include the UGG and Koolaburra brands. The Performance Lifestyle group will include the Teva, Sanuk and Hoka brands. As part of this realignment, the Company also relocated its Sanuk brand operations in Irvine, California to the corporate headquarters in Goleta, California. In addition, the Company closed its Ahnu brand operations office in Richmond, California. Furthermore, the Company is in the process of evaluating its portfolio of retail stores. The Company has identified 24 retail stores that are candidates for potential closure. Subsequent to the sales of the MOZO and TSUBO brands, neither of which were material, the operating results for its other brands only include Hoka, Ahnu and Koolaburra. The Company plans to leverage elements, including particular styles, of the Ahnu brand under the umbrella of the Teva brand beginning in calendar year 2017.

As a result of the retail store fleet optimization, office consolidation and software impairments, the Company has incurred charges totaling approximately $25,000 at March 31, 2016. Of this amount, $9,000 is related to early lease termination costs, $4,000 is related to severance costs to be paid to employees, $6,000 is related to impairment of leasehold improvements and various assets, $4,000 is related to various Business Transformation Project (BT) supply chain software impairments, and $2,000 for termination of various contracts. Of the total amount, approximately $15,000 was accrued at March 31, 2016, and expected to be paid in 2017. Approximately $2,000 of the charges were recognized in cost of sales and the remainder were recorded in selling, general and administrative expenses. The segment impacts of the total restructuring charges are as follows: Sanuk brand wholesale charges of approximately $3,000, other brands wholesale charges of approximately $2,500 related to the Ahnu brand, DTC charges of approximately $10,500, and the remainder of approximately $9,000 to unallocated overhead costs, primarily BT supply chain software impairments and European office consolidation. It is anticipated that the Company will incur an additional $10,000 to $15,000 of similar restructuring costs in the fiscal year ending March 31, 2017.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Note 3. Property and Equipment

Property and equipment is summarized as follows:

	Useful life (years)	3/31/2016	3/31/2015
Land	Indefinite	$25,543	$25,543
Building	1 - 39	38,920	38,841
Machinery and equipment	1-10	189,085	158,136
Furniture and fixtures	1-7	38,948	36,751
Leasehold improvements	1-10	108,557	102,048
		401,053	361,319
Less accumulated depreciation and amortization		163,807	129,002
Net property and equipment		$237,246	$232,317

Note 4. Goodwill and Other Intangible Assets

Most of the Company's goodwill is related to the Sanuk reportable segment, with the remaining related to the UGG and other brands reportable segments. The Company's goodwill and other intangible assets are summarized as follows:

	3/31/2016	3/31/2015
Intangibles subject to amortization
Weighted-average amortization period	13 years	13 years
Gross carrying amount	$112,873	$109,604
Accumulated amortization	45,302	37,316
Net carrying amount	67,571	72,288
Intangibles not subject to amortization
Goodwill	127,934	127,934
Trademarks	15,455	15,455
Total goodwill and other intangible assets	$210,960	$215,677

There were no changes in the Company's goodwill during the fiscal years ended March 31, 2016 and March 31, 2015.

	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
Balance, April 1, 2014	$143,765	$(15,831)	$127,934
Additions through acquisitions	—	—	—
Changes related to additions, impairments and other adjustments	—	—	—
Balance, March 31, 2015	143,765	(15,831)	127,934
Additions through acquisitions	—	—	—
Changes related to additions, impairments and other adjustments	—	—	—
Balance, March 31, 2016	$143,765	$(15,831)	$127,934

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

At December 31, 2015 and 2014, the Company performed its annual impairment tests and evaluated its UGG and other brands' goodwill. At October 31, 2015 and 2014, the Company performed its annual impairment tests and evaluated its Sanuk goodwill and Teva trademarks. Based on the carrying amounts of the UGG, Teva, Sanuk, and other brands' goodwill, trademarks, and net assets, the brands' fiscal year 2016 and 2015 sales and operating results, and the brands' long-term forecasts of sales and operating results as of their evaluation dates, the Company concluded that the carrying amounts of the UGG, Sanuk and other brands' goodwill, as well as the Teva trademarks, were not impaired. We performed a quantitative analysis of the Sanuk reporting unit's fair value at October 31, 2015, and concluded that it was not impaired with a significant excess compared to its carrying value. The Sanuk brand goodwill was evaluated based on qualitative analysis at October 31, 2014. At December 31, 2015 and 2014, and at October 31, 2015 and 2014, all goodwill other than the Sanuk brand goodwill and all other nonamortizable intangibles were evaluated based on qualitative analyses.

The Company's goodwill by segment is as follows:

	3/31/2016	3/31/2015
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	7,889	7,889
Total	$127,934	$127,934

The Company’s other intangible assets are summarized as follows:

Balance, March 31, 2015	$87,743
Purchase of intangible assets	3,197
Amortization expense	(8,850)
Changes in foreign currency exchange rates	936
Balance, March 31, 2016	$83,026

Aggregate amortization expense for amortizable intangible assets for the years ended March 31, 2016 and March 31, 2015, quarter ended March 31, 2014 and year ended December 31, 2013, was $8,850, $11,291, $1,886 and $7,975, respectively. The following table summarizes the expected amortization expense on existing intangible assets, excluding indefinite-lived intangible assets of $7,843 and trademarks of $15,455, for the next five years:

Year ending March 31:	Expected Amortization Expense
2017	$8,191
2018	8,078
2019	6,521
2020	4,193
2021	3,591
Thereafter	29,154
$59,728

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Note 5. Income Taxes

Income Tax Expense

Components of income tax expense (benefit) are as follows:

	Years ended March 31,		Quarter ended (transition period) March 31,	Year ended December 31,
	2016	2015	2014	2013
Current:
Federal	$11,971	$35,459	$(572)	$51,058
State	2,443	6,861	(4)	6,252
Foreign	12,039	7,069	5,255	6,650
Total	26,453	49,389	4,679	63,960
Deferred:
Federal	7,887	8,234	1,669	(2,580)
State	1,113	624	(1)	(209)
Foreign	(833)	1,112	(4,404)	(1,303)
Total	8,167	9,970	(2,736)	(4,092)
Income tax expense	$34,620	$59,359	$1,943	$59,868

Foreign income (loss) before income taxes was $105,938, $95,850, $(3,631) and $60,851 during the years ended March 31, 2016, March 31, 2015, during the quarter ended March 31, 2014 and during the year ended December 31, 2013, respectively.

Income Tax Expense Reconciliation

Income tax expense differed from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years ended March 31,		Quarter ended (transition period) March 31,	Year ended December 31,
	2016	2015	2014	2013
Computed expected income taxes	$54,910	$77,399	$(260)	$71,945
State income taxes, net of federal income tax benefit	1,298	3,564	90	4,435
Foreign rate differential	(28,233)	(25,535)	1,904	(16,399)
Unrecognized tax benefits	3,670	3,566	—	—
Foreign tax expense on diminution of operations	1,352	—	—	—
Other	1,623	365	209	(113)
Income tax expense	$34,620	$59,359	$1,943	$59,868

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Deferred Taxes

The Company has early adopted ASU 2015-17 prospectively. As a result, deferred taxes are presented as noncurrent at March 31, 2016 and the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented as follows:

	3/31/2016	3/31/2015
Deferred tax assets (liabilities), current
Uniform capitalization adjustment to inventory	$—	$4,040
Bad debt and other reserves	—	8,984
State taxes	—	482
Prepaid expenses	—	(3,546)
Accrued bonus	—	4,120
Foreign currency hedge	—	434
Other	—	(448)
Total deferred tax assets, current	—	14,066
Deferred tax assets (liabilities), noncurrent:
Amortization and impairment of intangible assets	(5,128)	1,004
Depreciation of property and equipment	(8,804)	(6,148)
Share-based compensation	10,118	12,044
Foreign currency translation	151	720
Deferred rent	5,383	4,885
Acquisition costs	745	764
Uniform capitalization adjustment to inventory	5,280	—
Bad debt and other reserves	14,163	—
State taxes	863	—
Prepaid expenses	(3,622)	—
Accrued bonus	536	—
Foreign currency hedge	(94)	—
Other	1,045	1,327
Net operating loss carryforwards	—	421
Total deferred tax assets, noncurrent	20,636	15,017
Net deferred tax assets, noncurrent	$20,636	$29,083

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $62,000. The deferred tax assets are primarily related to the Company's domestic operations and are expected to be realized between fiscal years 2017and 2019. The change in net deferred tax assets between March 31, 2016 and March 31, 2015 includes approximately $300 attributable to OCI. Domestic income before income taxes for the years ended March 31, 2016 and March 31, 2015, the quarter ended March 31, 2014 and the year ended December 31, 2013 was $50,947, $125,289, $2,889 and $144,706, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets and, accordingly, no valuation allowance was recorded in fiscal years 2016 and 2015.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Tax Impact of Foreign Earnings

At March 31, 2016, the Company has not provided deferred taxes on approximately $454,000 of undistributed earnings from non-US subsidiaries where the earnings are considered to be permanently reinvested. Management’s intent is to continue to reinvest these earnings to support the strategic priority for growth in international markets. If management decides at a later date to repatriate these funds to the US, the Company would be required to provide taxes on these amounts based on applicable US tax rates, net of foreign taxes already paid. The Company has not determined the deferred tax liability associated with these undistributed earnings and, as such, determining our tax liability upon repatriation is not practicable. At March 31, 2016, the Company had approximately $233,000 of cash and cash equivalents outside the US. For fiscal year 2016, the Company generated approximately 23.0% of its pre-tax earnings from a country which does not impose a corporate income tax.

Unrecognized Tax Benefits

When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which the Company believes it is more likely than not that the position will be sustained upon examination. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. The portion of the benefits that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

A reconciliation of the beginning and ending amounts of total unrecognized tax benefits is as follows:

Balance, April 1, 2014	$—
Gross increase related to current year tax positions	1,293
Gross increase related to prior year tax positions	3,374
Balance, March 31, 2015	4,667
Gross increase related to current year tax positions	2,332
Gross increase related to prior year tax positions	2,059
Settlements	(363)
Balance, March 31, 2016	$8,695

The amount of accrued unrecognized tax benefits, net of federal benefit that, if recognized, would affect the effective tax rate at March 31, 2016 was $3,996. The accrual relates to tax positions taken in years that are open to examination. At March 31, 2016, interest and potential penalties of $1,842 were accrued in the consolidated balance sheet resulting from tax positions that are subject to examination and were recorded in interest expense on the Company’s consolidated statements of comprehensive income (loss). At March 31, 2015, interest and potential penalties of $1,246 were accrued in the consolidated balance sheet resulting from tax positions that are subject to examination. It is reasonably possible that approximately $856 of unrecognized tax benefits will be settled within the next 12 months.

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

The Company has on-going income tax examinations in various state and foreign tax jurisdictions. It is the opinion of management that these audits and inquiries will not have a material impact on the Company's consolidated financial statements.

Note 6. Notes Payable and Long-Term Debt

Domestic Line of Credit. In August 2011, the Company entered into a Credit Agreement (Credit Agreement), which was amended and restated in August 2012 (Amended and Restated Credit Agreement) and amended in its entirety in November 2014 (Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement entered into with JPMorgan Chase Bank, National Association (JPMorgan) as the administrative Agent, Comerica and HSBC as co-syndication agents, and the party lenders thereto, is a five-year, $400,000 secured revolving credit facility that contains a $75,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swingline loans, and matures on November 13, 2019. Subject to customary conditions and the approval of any lender whose commitment would be increased, the Company has the option to increase the maximum principal amount available under the Second Amended and Restated Credit Agreement by up to an additional $200,000, resulting in a maximum available principal amount of $600,000. None of the lenders under the Second Amended and Restated Credit Agreement has committed at this time or is obligated to provide any such increase in the commitments. In addition to allowing borrowings in US dollars, the Second Amended and Restated Credit Agreement provides a $150,000 sublimit for borrowings in Euros, British pounds and any other currency that is subsequently approved by JPMorgan, each lender and the issuing bank.

At the Company's option, revolving loans issued under the Second Amended and Restated Credit Agreement will initially bear interest at either the adjusted London Interbank Offered Rate (LIBOR) for 30 days (0.44% at March 31, 2016) plus 1.25% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.25% per annum, and thereafter the interest rate will fluctuate between adjusted LIBOR plus 1.25% per annum and adjusted LIBOR plus 2.00% per annum (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum), based upon the Company's total adjusted leverage ratio at such time. In addition, the Company will initially be required to pay fees of 0.175% per annum on the daily amount of the revolving credit facility, and thereafter the fee rate will fluctuate between 0.175% and 0.30% per annum, based upon the Company's total adjusted leverage ratio.

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

The Second Amended and Restated Credit Agreement contains financial covenants which include: the total adjusted leverage ratio must not be greater than 3.25 to 1.00; the sum of the consolidated annual earnings before interest, taxes, depreciation, and amortization (EBITDA) and annual rental expense, divided by the sum of the annual interest expense and the annual rental expense must be greater than 2.25 to 1.00 on a pro forma basis; and other customary limitations. The Second Amended and Restated Credit Agreement contains certain other covenants which include: the maximum amount paid for capital expenditures may not exceed $110,000 per year if the total adjusted leverage ratio is equal to or exceeds 2.75 to 1.00; the maximum additional unsecured debt may not exceed $200,000; the Company may not have aggregate ERISA events that are considered materially adverse; the Company may not have a change of control (as defined in the Second Amended and Restated Credit Agreement); and no restrictions on dividends, share repurchases or acquisitions may be made if the total adjusted leverage ratio does not exceed 2.75 to 1.00 on a pro forma basis.

In August 2015, the Company entered into Amendment 1 to the Second Amended and Restated Credit Agreement to add certain foreign subsidiaries as borrowers. During the year ended March 31, 2016, the Company borrowed $426,000 and repaid $373,000. At March 31, 2016, the Company had outstanding borrowings of $53,000 under the

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Second Amended and Restated Credit Agreement, as amended and had outstanding letters of credit of approximately $700. As a result, the unused balance under the Second Amended and Restated Credit Agreement, as amended was approximately $346,300 at March 31, 2016. At March 31, 2016, the Company had a remaining balance of approximately $1,300 in deferred financing costs related to the Amended and Restated Credit Agreement of August 2012 and Second Amended and Restated Agreement of November 2014 included in prepaid expenses. This amount is being amortized over the term of the Second Amended and Restated Credit Agreement using the straight-line method. At March 31, 2016, the Company was in compliance with all financial covenants.

Subsequent to March 31, 2016, the Company borrowed $76,000 and repaid $16,000 resulting in a total outstanding balance of $113,000 under the Second Amended and Restated Credit Agreement, at May 31, 2016.

China Line of Credit. In August 2013, Deckers (Beijing) Trading Co., LTD, a fully owned subsidiary, entered into a credit facility in China (China Credit Facility) that provides for an uncommitted revolving line of credit of up to CNY 60,000, or approximately $10,000, in the quarters ending September 30 and December 31 and CNY 20,000, or approximately $3,300, in the quarters ending March 31 and June 30. The China Credit Facility is payable on demand and subject to annual review and renewal. The obligations under the China Credit Facility are guaranteed by the Company for 110% of the facility amount in USD. In December 2013, the China Credit Facility was revised to provide for the uncommitted revolving line of credit of up to CNY 60,000 to be extended to the entire year. In October 2014, the China Credit Facility was amended (Amended China Credit Facility) to include, among other things, an extension of the aggregate period of borrowing from 12 months to 18 months. In October 2015, the Amended China Credit Facility was amended (Second Amended China Credit Facility) to include an increase in the uncommitted revolving line of credit of up to CNY 150,000, or approximately $23,000, including a sublimit of CNY 50,000, or approximately $8,000, for the Company's fully owned subsidiary, Deckers Footwear (Shanghai) Co., LTD. During the year ended March 31, 2016, the Company borrowed approximately $23,200 and repaid $14,100 under the Second Amended China Credit Facility for total outstanding borrowings of approximately $14,000 under the Second Amended China Credit Facility at March 31, 2016. Interest is based on the People’s Bank of China rate, which was 4.35% at March 31, 2016.

Subsequent to March 31, 2016, the Company repaid $4,800 resulting in a total outstanding balance of $9,200 under the Second Amended China Credit Facility at May 31, 2016.

Japan Line of Credit. In March 2016, Deckers Japan, G.K., a fully owned subsidiary, entered into a credit facility in Japan (Japan Credit Facility) that provides for an uncommitted bilateral revolving line of credit of up to JPY 5,500,000, or approximately $49,000, for a maximum term of six months. The Japan Credit Facility renews annually, and it is guaranteed by the Company. Interest is based on the Tokyo Interbank Offered Rate (TIBOR) for three months plus 0.40%. At March 31, 2016, TIBOR for three months was 0.10% and the effective interest rate was 0.50%. The Japan Credit Facility has customary covenants including not having losses for two consecutive years, maintaining an interest coverage ratio of greater than one and maintaining higher assets than liabilities. At March 31, 2016, the Company had no borrowings under the Japan Credit Facility.

Mortgage. In July 2014, the Company obtained a mortgage secured by its corporate headquarters property for approximately $33,900. At March 31, 2016, the outstanding balance under the mortgage was approximately $33,200, which includes approximately $600 in short-term borrowings and approximately $32,600 in mortgage payable in the consolidated balance sheet. The mortgage has a fixed interest rate of 4.928%. Payments include interest and principal in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and have a balloon payment due on July 1, 2029 of approximately $23,400. Minimum principal payments over the next 5 years are approximately $2,900. In December 2014, the mortgage financial covenants were amended to be consistent with the financial covenants of the Second Amended and Restated Credit Agreement as discussed above.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Note 7. Commitments and Contingencies

Lease Commitments. The Company leases office, distribution and retail facilities, and automobiles, under operating lease agreements which continue in effect through 2028. Some of the leases contain renewal options of anywhere from one to fifteen years. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. Future minimum commitments under the lease agreements are as follows:

Year ending March 31:	Future Minimum Lease Commitments
2017	$50,763
2018	51,087
2019	43,210
2020	35,179
2021	30,873
Thereafter	104,328
$315,440

The following schedule shows the composition of total rental expense:

	Years ended March 31,		Quarter ended (transition period) March 31,	Year ended December 31,
	2016	2015	2014	2013
Minimum rentals	$61,227	$61,363	$14,260	$47,871
Contingent rentals	16,067	14,707	3,099	12,318
	$77,294	$76,070	$17,359	$60,189

Purchase Obligations. The Company had $957,887 of outstanding purchase orders with its manufacturers at March 31, 2016. In addition, the Company entered into agreements for the build-out of new retail stores, promotional activities and other services. Future commitments under these purchase orders and other agreements for the year ending March 31, 2017 total $915,465. Included in the fiscal year 2017 amount are remaining commitments, net of deposits, that are also unconditional purchase obligations relating to sheepskin contracts. The Company enters into contracts requiring purchase commitments of sheepskin that its affiliates, manufacturers, factories, and other agents (each or collectively, a Buyer) must make on or before a specified target date. Under certain supplier contracts, the Company pays an advance deposit that is repaid to the Company as a Buyer purchases goods under the terms of these agreements. Included in other current assets on the consolidated balance sheets are approximately $20,000 and $14,000 of advance deposits at March 31, 2016 and March 31, 2015, respectively.

In the event that a Buyer does not purchase certain minimum commitments on or before certain target dates, the supplier may retain a portion of the advance deposit until the amounts of the commitments are fulfilled. These agreements may result in unconditional purchase obligations if a Buyer does not meet the minimum purchase requirements. In the event that a Buyer does not purchase such minimum commitments by the target dates, the Company would be responsible for compliance with any and all minimum purchase commitments under these contracts, and the Company would make additional deposit payments towards the purchase of the remaining minimum commitments and such additional deposits would be returned as the Buyer purchases the remaining minimum commitments. The contracts do not permit net settlement. Minimum commitments for these contracts at March 31, 2016 were as follows:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Contract Effective Date	Final Target Date	Advance Deposit	Total Minimum Commitment	Remaining Deposit	Remaining Commitment, Net of Deposit
May 2015	September 2016	$—	$82,800	$16,651	$13,374
September 2015	September 2016	—	46,865	—	28,060
September 2015	September 2017	—	7,200	—	5,711
September 2015	September 2017	—	55,200	—	55,200

Litigation. The Company is currently involved in various legal claims arising in the ordinary course of business.  Management does not believe that the disposition of these matters, whether individually or in the aggregate, will have a material effect on the Company’s financial position or results of operations.

Contingent Consideration. The purchase price for the Sanuk brand, acquired in July 2011, included contingent consideration payments. The final contingent consideration payment of approximately $19,700, which is 40.0% of the Sanuk brand's gross profit in calendar year 2015, was paid subsequent to March 31, 2016.

The purchase price for the Hoka brand, acquired in September 2012, includes contingent consideration through calendar year 2017, with a maximum of $2,000, of which approximately $1,700 has been paid. The maximum of $2,000 was achieved during the fiscal year ended March 31, 2016. At March 31, 2016, the final contingent consideration payment of approximately $300 is pending final disbursement.

At March 31, 2016, contingent consideration for both brands is included in other accrued expenses in the consolidated balance sheets.

Future Capital Commitments. At March 31, 2016, the Company had approximately $14,000 of material commitments for future capital expenditures primarily related to the acquisition of land adjacent to its corporate headquarters, completed in April 2016, and tenant improvements for retail store space in the US and Asia.

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

Note 8. Stockholders' Equity

Equity Incentive Plans

In May 2006, the Company adopted the 2006 Equity Incentive Plan (the 2006 Plan), which was amended on May 9, 2007. In September 2015, the Company's stockholders approved the 2015 Stock Incentive Plan (2015 SIP), which replaced the Company's 2006 Plan. As with the 2006 Plan, the primary purpose of the 2015 SIP is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success. The 2015 SIP reserves 1,275,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors and advisors, plus any additional shares that are forfeited, or are otherwise terminated under the 2006 Plan. The maximum aggregate number of shares that may be issued to employees under the 2015 SIP through the exercise of incentive stock options is 750,000.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Nonvested Stock Unit Grants. The Company has elected to grant NSUs annually to key personnel. The NSUs granted entitle the employee recipients to receive shares of common stock of the Company upon vesting. The vesting of most NSUs is subject to achievement of certain performance targets, with the remaining NSUs subject only to time-based vesting restrictions. For the majority of NSUs granted in 2013 and after, the performance-based NSUs vest in equal one-third installments at the end of each of the three years after the performance goals are achieved, and the time-based NSUs vest in equal annual installments over a three-year period following the date of grant.

Long-Term Incentive Plans. In May 2007, the Company adopted long-term incentive award agreements under the 2006 Plan for issuance of SARs and RSUs, which were awarded to certain executive officers of the Company. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. One-half of the SAR and RSU awards vested 80% on December 31, 2010 and 20% on December 31, 2011. The other half of the SAR and RSU awards vested 80% on December 31, 2015 and, provided that the conditions are met, 20% will vest on December 31, 2016. The Company considers achievement of the remaining performance conditions as probable and is recognizing such compensation cost over the service period.

2013 LTIP Awards. In December 2013, the Board of the Company adopted long-term incentive awards (2013 LTIP Awards) under the 2006 Plan. The shares under these awards were available for issuance to current and future members of the Company's management team, including the Company's named executive officers. Each recipient received a specified maximum number of RSUs, each of which represented the right to receive one share of the Company's common stock. These awards were to vest subject to certain long-term performance objectives and certain long-term service conditions. At March 31, 2016, the Company did not meet the threshold performance criteria and the awards did not vest.

2015 LTIP Awards. In September 2014, the Board of the Company approved long-term incentive awards (2015 LTIP Awards) under the 2006 Plan. The shares under these awards were available for issuance to current and future members of the Company's leadership team, including the Company's named executive officers. Each recipient received a specified maximum number of RSUs, each of which represents the right to receive one share of the Company's common stock. These awards vest subject to certain long-term performance objectives and certain long-term service conditions. The awards will vest on March 31, 2017 only if the Company meets certain revenue targets ranging between approximately $2,155,000 and approximately $2,447,000 and certain EBITDA targets ranging between approximately $336,000 and approximately $394,000 for the fiscal year ending March 31, 2017. No vesting of any 2015 LTIP Awards will occur if either of the threshold performance criteria is not met for the year ending March 31, 2017. To the extent financial performance is achieved above the threshold levels, the number of RSUs that will vest will increase up to the maximum number of units granted under the award. Under this award program, the Company granted awards that contain a maximum amount of approximately 160,000 RSUs during the year ended March 31, 2015. The average grant date fair value of these RSUs was $98.29 per share. At March 31, 2016, the Company believed that the achievement of at least the threshold performance objectives was remote. During the year ended March 31, 2016, the Company reversed approximately $1,400 of compensation expense previously recognized. If the performance objectives become probable, the Company will then begin recording an expense for the 2015 LTIP Awards and would recognize a cumulative catch-up adjustment in the period they become probable. At March 31, 2016, the cumulative amount would be approximately $6,000 based on the maximum number of units if the performance objectives were probable.

2016 LTIP Awards. In November 2015, the Board approved long-term incentive awards (2016 LTIP Awards) under the 2015 SIP. The shares under these awards will be available for issuance to current and future members of the Company's leadership team, including the Company's named executive officers. Each recipient will receive a specified maximum number of restricted stock units (RSUs), each of which will represent the right to receive one share of the Company's common stock. The awards will vest on March 31, 2018 only if the Company meets certain revenue targets and certain consolidated EBITDA targets for the fiscal year ending March 31, 2018. To the extent financial performance is achieved above the threshold levels for each of these performance criteria, the number of RSUs that will vest will increase up to a maximum of 200% of the targeted amount for that award. No vesting of any portion of the 2016 LTIP Awards will occur if the Company fails to achieve revenue and EBITDA amounts equal to at least 90% of either threshold amounts for these criteria. Following the determination of the Company’s achievement with respect to the revenue and EBITDA criteria for the performance period, the vesting of each 2016 LTIP Award will be subject

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

to adjustment based on the application of a total stockholder return (TSR) modifier. The amount of the adjustment will be determined based on a comparison of the Company's TSR relative to the TSR of a pre-determined set of peer group companies for the 36-month performance period commencing on April 1, 2015 and ending on March 31, 2018. A Monte-Carlo simulation model, which is a generally accepted statistical technique, was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the TSR 36-month performance period. Under this award program, the Company granted awards covering a maximum of approximately 308,000 RSUs during the year ended March 31, 2016. The average grant date fair value of these RSUs was $50.05 per share. Based on the Company's current long-range forecast, the Company believed that the achievement of at least the threshold performance objectives of these awards was remote, and therefore has not recognized compensation expense for the fiscal year ended March 31, 2016. If the performance objectives become probable, the Company will then begin recording an expense for the 2016 LTIP Awards and would recognize a cumulative catch-up adjustment in the period they become probable. At March 31, 2016, the cumulative amount would be approximately $2,000 based on the maximum number of units if the performance objectives were probable.

Grants to Directors

On a quarterly basis, the Company grants shares of its common stock to each of its outside directors. The fair value of such shares, which is determined based on the closing price at the date of issuance, is expensed on the date of issuance.

Employee Stock Purchase Plan

In September 2015, the Company's stockholders approved the 2015 Employee Stock Purchase Plan (2015 ESPP). The primary purpose of the 2015 ESPP is to enhance the Company’s ability to attract and retain the services of eligible employees and provide additional incentives to eligible employees to devote their effort and skill to the Company’s advancement by providing them an opportunity to participate in the ownership of the Company’s stock. The 2015 ESPP provides for the initial authorization of 1,000,000 shares of the Company’s common stock. Eligible employees commenced participation in the 2015 ESPP in March 2016 with payroll deductions. Each consecutive purchase period will be 6 months in duration and shares will be purchased on the last trading day of the purchase period at a price that reflects a 15% discount to the closing price.

Stock Repurchase Programs

In June 2012, the Company approved a stock repurchase program to repurchase up to $200,000 of the Company's common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program did not obligate the Company to acquire any particular amount of common stock and the program may have been suspended at any time at the Company's discretion. At February 28, 2015, the Company had repurchased approximately 3,823,000 shares under this program at an average price of $52.31 per share for approximately $200,000. At February 28, 2015, the Company had repurchased the full amount authorized under this program.

In January 2015, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company's common stock, which included the same stipulations as the purchase program approved in June 2012, as described above. Under the new program, during the year ended March 31, 2016, the Company repurchased approximately 1,420,000 shares for $94,200, or an average price of $66.32 per share. Through March 31, 2016, the Company had repurchased a total of approximately 1,797,000 shares under this program for approximately $122,100, or an average price of $67.95 per share, leaving the remaining approved amount at approximately $77,900.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Stock Compensation

The table below summarizes stock compensation amounts recognized in the consolidated statements of comprehensive income (loss):

	Years ended March 31,		Quarter ended (transition period) March 31,	Year ended December 31,
	2016	2015	2014	2013
Compensation expense recorded for:
NSUs	$6,163	$9,295	$1,863	$10,545
SARs	893	1,846	381	1,302
RSUs	(1,511)	1,323	354	287
Directors' shares	1,077	1,060	267	1,002
Total compensation expense	6,622	13,524	2,865	13,136
Income tax benefit recognized	(2,525)	(5,143)	(1,082)	(4,950)
Net compensation expense	$4,097	$8,381	$1,783	$8,186

The table below summarizes the total remaining unrecognized compensation cost related to nonvested awards that the Company considers are probable to vest and the weighted-average period over which the cost is expected to be recognized at March 31, 2016:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period (Years)
NSUs	$6,568	1.2
SARs	117	0.8
RSUs	17	0.8
Total	$6,702

The unrecognized compensation cost excludes a maximum of $9,657 and $13,950 of compensation cost on the 2015 LTIP Awards and 2016 LTIP Awards, respectively. Achievement of the performance conditions are not considered probable.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Nonvested Stock Units Issued Under the 2006 Plan and the 2015 SIP

The table below summarizes the 2006 Plan and the 2015 SIP activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	371,000	$58.51
Granted	304,000	57.30
Vested	(315,000)	53.19
Forfeited	(20,000)	61.08
Nonvested at December 31, 2013	340,000	62.23
Granted	—	—
Vested	(2,000)	58.11
Forfeited	(7,000)	64.15
Nonvested at March 31, 2014	331,000	62.21
Granted	196,000	82.34
Vested	(142,000)	68.39
Forfeited	(30,000)	64.18
Cancelled*	(15,000)	84.04
Nonvested at March 31, 2015	340,000	70.11
Granted	240,000	70.82
Vested	(132,000)	66.74
Forfeited	(91,000)	72.84
Cancelled*	(154,000)	74.22
Nonvested at March 31, 2016	203,000	68.80

*Nonvested Stock Units cancelled during the period represent awards granted with respect to which performance criteria were not met.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Stock Appreciation Rights Issued Under the 2006 Plan

No stock appreciation rights have been issued under the 2015 SIP. The table below summarizes stock appreciation rights activity under the 2006 Plan:

	Number of SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	745,000	$26.73	7.9	$10,100
Granted	—	—
Exercised	(15,000)	26.73
Forfeited	—	—
Outstanding at December 31, 2013	730,000	26.73	6.9	42,100
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2014	730,000	26.73	6.7	38,700
Granted	—	—
Exercised	(15,000)	26.73
Forfeited	—	—
Outstanding at March 31, 2015	715,000	26.73	5.8	33,000
Granted	—	—
Exercised	(80,000)	26.73
Forfeited	(15,000)	26.73
Outstanding at March 31, 2016	620,000	26.73	3.5	20,600
Exercisable at March 31, 2016	530,000	26.73	3.3	17,600
Expected to vest and exercisable at March 31, 2016	620,000	26.73	3.5	20,600

The maximum contractual term is 10 and 15 years from the date of grant for those SARs with final vesting dates of December 31, 2011 and December 31, 2016, respectively. The number of SARs expected to vest is based on the probability of achieving certain performance conditions and is also reduced by estimated forfeitures.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Restricted Stock Units Issued Under the 2006 Plan and the 2015 SIP

The table below summarizes the restricted stock unit activity under the 2006 Plan and 2015 SIP:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	671,000	$62.80
Granted	156,000	84.52
Vested	—	—
Forfeited	(32,000)	63.69
Nonvested at December 31, 2013	795,000	67.03
Granted	—	—
Vested	—	—
Forfeited	(66,000)	67.23
Nonvested at March 31, 2014	729,000	67.01
Granted	160,000	98.29
Vested	—	—
Forfeited	(35,000)	78.39
Cancelled*	(230,000)	82.09
Nonvested at March 31, 2015	624,000	68.82
Granted	308,000	50.05
Vested	(47,000)	26.73
Forfeited	(232,000)	70.98
Cancelled*	(264,000)	63.22
Nonvested at March 31, 2016	389,000	61.53

*Nonvested Stock Units cancelled during the period represent awards granted with respect to which performance criteria were not met.

The amounts granted are the maximum amounts under the respective awards.

Note 9. Foreign Currency Exchange Contracts and Hedging

At March 31, 2016, the Company had foreign currency exchange contracts designated as cash-flow hedges with notional amounts totaling approximately $105,000 held by seven counterparties, which will mature at various dates over the next 12 months. At March 31, 2015, the Company had foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $46,000, held by four counterparties. During the year ended March 31, 2016, the Company settled foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $46,000 that were entered into in the prior fiscal year and approximately $32,000 that were entered in fiscal year 2016. The Company also entered into, and settled, non-designated derivative contracts with total notional amounts of approximately $261,000.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives. During the year ended March 31, 2016, the hedges remained effective. The effective portion of the gain or loss on the derivative is reported in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At March 31, 2016, the total amount in accumulated OCI (refer to Note 11) is expected to be reclassified into income within the next 15 months.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

The following table summarizes the effect of foreign currency exchange contracts designated as cash flow hedging relationships:

	Years ended March 31,
	2016	2015
Derivatives in designated cash flow hedging relationships	Foreign currency exchange contracts	Foreign currency exchange contracts
Amount of (loss) gain recognized in other comprehensive income (loss) on derivatives (effective portion)	$(850)	$1,556
Location of amount reclassified from accumulated other comprehensive income (loss) into income (effective portion)	Net Sales	Net Sales
Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$(1,592)	$1,226
Location of amount excluded from effectiveness testing	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain (loss) excluded from effectiveness testing	$207	$(69)

The following table summarizes the effect of foreign currency exchange contracts not designated as hedging instruments:

	Years ended March 31,
	2016	2015
Derivatives not designated as hedging instruments	Foreign currency exchange contracts	Foreign currency exchange contracts
Location of amount recognized in income on derivatives	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of (loss) gain recognized in income on derivatives	$(1,532)	$6,383

Subsequent to March 31, 2016, the Company entered into non-designated derivative contracts with notional amounts totaling approximately $63,000, which are expected to mature over the next three months, and designated derivative contracts with notional amounts totaling approximately $11,000, which are expected to mature over the next 12 months. All hedging contracts held at May 31, 2016 were held by a total of seven counterparties.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Note 10. Transition Period

In February 2014, the Company's Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31. Accordingly, the Company is presenting audited financial statements for the quarter transition period ended March 31, 2014. The following table provides certain unaudited comparative financial information for the same period of the prior year.

	Three Months Ended March 31,
	2014	2013 (unaudited)
Net sales	$294,716	$263,760
Cost of sales	150,456	140,201
Gross profit	144,260	123,559
Selling, general and administrative expenses	144,668	120,907
(Loss) income from operations	(408)	2,652
Other expense (income), net:
Interest income	(65)	(26)
Interest expense	516	339
Other, net	(117)	(171)
Total other expense, net	334	142
(Loss) income before income taxes	(742)	2,510
Income tax expense	1,943	1,503
Net (loss) income	(2,685)	1,007
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on foreign currency hedging	(273)	1,530
Foreign currency translation adjustment	873	(674)
Total other comprehensive income	600	856
Comprehensive (loss) income	$(2,085)	$1,863

Net (loss) income per share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03
Weighted-average common shares outstanding:
Basic	34,621	34,404
Diluted	34,621	34,788

Note 11. Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss are as follows:

	3/31/2016	3/31/2015
Cumulative foreign currency translation adjustment	$(20,709)	$(20,159)
Unrealized gain (loss) on foreign currency hedging, net of tax	152	(309)
Accumulated other comprehensive loss	$(20,557)	$(20,468)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Note 12. Business Segments

The Company's accounting policies of the segments below are the same as those described in the summary of significant accounting policies (refer to Note 1), except that the Company does not allocate corporate overhead costs or non-operating income and expenses to segments. The Company evaluates segment performance primarily based on net sales and income (loss) from operations.

During the first quarter of fiscal year 2016, the Company changed its reportable operating segments to combine the previously separated E-Commerce and retail store operating components into one DTC reportable operating segment. After the reorganization, the Company has five reportable operating segments including the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, other brands, and the DTC business. During the first quarter of fiscal year 2016, the Company’s other brands included Hoka One One® (Hoka), Ahnu®, Koolaburra® by UGG, TSUBO® and MOZO®.

The wholesale operations of each brand are managed separately because each requires different marketing, research and development, design, sourcing, and sales strategies. The income (loss) from operations for each of the segments includes only those costs which are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, sales and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each business segment. The unallocated corporate overhead costs include: costs of the distribution centers, certain executive and stock compensation, accounting and finance, legal, information technology, human resources, and facilities costs, among others.

For the year ended March 31, 2015, the quarter ended (transition period) March 31, 2014 and the year ended December 31, 2013, certain reclassifications were made to conform to the current period presentation. These changes in segment reporting only changed the presentation within the below table and did not impact the Company's consolidated financial statements for any period. The segment information for prior periods has been adjusted retrospectively to conform to the current period presentation. Refer to Note 1 “The Company and Summary of Significant Accounting Policies”, Note 2 "Restructuring" and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further disclosure and discussion of the change in segment reporting.

The Company converted three of its retail stores in China to partner retail stores during the year ended March 31, 2016 and seven during the year ended March 31, 2015. Upon conversion, each of these stores became wholly-owned and operated by third-parties in China. Sales made to the partner retail stores are included in the UGG brand wholesale segment and not included in the DTC segment as of the date of conversion.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Business segment information is summarized as follows:

	Years ended March 31,		Quarter ended (transition period) March 31,	Year ended December 31,
	2016	2015	2014	2013
Net sales to external customers:
UGG wholesale	$918,102	$903,926	$83,271	$818,377
Teva wholesale	121,239	116,931	45,283	109,334
Sanuk wholesale	90,719	102,690	28,793	94,420
Other brands wholesale	100,820	76,152	18,662	38,276
Direct-to-Consumer	644,317	617,358	118,707	496,211
	$1,875,197	$1,817,057	$294,716	$1,556,618
Income (loss) from operations:
UGG wholesale	$246,990	$269,489	$13,595	$224,738
Teva wholesale	17,692	13,320	6,425	9,166
Sanuk wholesale	15,565	21,914	7,530	20,591
Other brands wholesale	(4,384)	(9,838)	(758)	(9,807)
Direct-to-Consumer	101,756	150,320	20,918	132,532
Unallocated overhead costs	(215,492)	(220,786)	(48,118)	(169,323)
	$162,127	$224,419	$(408)	$207,897
Depreciation and amortization:
UGG wholesale	$2,107	$5,029	$137	$641
Teva wholesale	54	94	33	641
Sanuk wholesale	6,556	6,969	1,769	7,761
Other brands wholesale	1,101	940	250	507
Direct-to-Consumer	18,931	21,088	5,209	21,861
Unallocated overhead costs	20,992	15,030	3,140	9,959
	$49,741	$49,150	$10,538	$41,370
Capital expenditures:
UGG wholesale	$1,458	$246	$119	$313
Teva wholesale	—	51	—	63
Sanuk wholesale	881	487	2	91
Other brands wholesale	51	351	26	477
Direct-to-Consumer	18,445	19,128	3,557	35,669
Unallocated overhead costs	45,351	71,590	13,916	43,217
	$66,186	$91,853	$17,620	$79,830
Total assets from reportable segments:
UGG wholesale	$248,937	$194,720	$153,341	$314,122
Teva wholesale	87,225	77,423	81,766	54,868
Sanuk wholesale	212,816	224,974	214,627	208,669
Other brands wholesale	65,072	53,634	41,281	34,315
Direct-to-Consumer	148,733	147,423	163,664	189,822
	$762,783	$698,174	$654,679	$801,796

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

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

	3/31/2016	3/31/2015
Total assets from reportable segments	$762,783	$698,174
Unallocated cash and cash equivalents	245,956	225,143
Unallocated deferred tax assets	20,636	29,083
Other unallocated corporate assets	248,693	217,533
Consolidated total assets	$1,278,068	$1,169,933

Note 13. Concentration of Business, Significant Customers and Credit Risk

The Company does not consider international operations a separate segment, as management reviews such operations in the aggregate with the aforementioned segments. Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	3/31/2016	3/31/2015
US	$211,111	$196,513
All other countries*	26,135	35,804
Total	$237,246	$232,317

*No other country's long-lived assets comprised more than 10% of total long-lived assets at March 31, 2016 and March 31, 2015.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions. Approximately $526,000, or 28.1%, and approximately $519,000, or 28.6%, of total net sales were denominated in foreign currencies for the years ended March 31, 2016 and 2015, respectively. International sales were 35.0%, 35.9%, 32.7% and 33.0%, of the Company's total net sales for the years ended March 31, 2016 and March 31, 2015, quarter ended March 31, 2014, and the year ended December 31, 2013, respectively. For the years ended March 31, 2016 and March 31, 2015, quarter ended March 31, 2014, and the year ended December 31, 2013, no single foreign country comprised more than 10% of total sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's five largest customers accounted for approximately 21.9% of worldwide net sales for the year ended March 31, 2016 compared to 22.2% for the year ended March 31, 2015. No single customer accounted for more than 10% of net sales in the years ended March 31, 2016 and March 31, 2015, quarter ended March 31, 2014, and the year ended December 31, 2013. At March 31, 2016 and March 31, 2015, the Company had one customer representing 12.8% and 11.0% of net trade accounts receivable, respectively. At March 31, 2015, the Company had a second customer representing 11.8% of net trade accounts receivable.

The Company's production is concentrated at a limited number of independent manufacturing factories in Asia. Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

tanneries in China and is sourced primarily from Australia and the UK. The Company began using a new raw material, UGGpureTM, wool woven into a durable backing, in many of the Company's UGG products in 2013 and which the Company currently purchases from one supplier. The other production materials used by the Company are sourced primarily in Asia. The Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company's control. Furthermore, the price of sheepskin is impacted by demand, industry, and competitors.

A portion of the Company's cash and cash equivalents is held as cash in operating accounts with third-party financial institutions. These balances, at times exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

The remainder of the Company's cash equivalents is invested in interest-bearing funds managed by third-party investment management institutions. These investments can include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. Investment risk has been and may further be exacerbated by US mortgage defaults, credit and liquidity issues, and sovereign debt concerns in Europe, which have affected various sectors of the financial markets. At March 31, 2016, the Company had experienced no loss or lack of access to cash in its operating accounts, invested cash and cash equivalents. The Company's cash and cash equivalents are as follows:

	3/31/2016	3/31/2015
Money market fund accounts	$195,575	$127,900
Cash	50,381	97,243
Total cash and cash equivalents	$245,956	$225,143

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016, March 31, 2015, March 31, 2014 and December 31, 2013
(amounts in thousands, except per share data)

Note 14. Quarterly Summary of Information (Unaudited)

Summarized unaudited quarterly financial data are as follows:

	Fiscal Year 2016
	6/30/2015	9/30/2015	12/31/2015	3/31/2016*
Net sales	$213,805	$486,855	$795,902	$378,635
Gross profit	86,596	214,113	391,017	154,942
Net (loss) income	(47,327)	36,377	156,921	(23,706)
Net (loss) income per share:
Basic	$(1.43)	$1.12	$4.85	$(0.73)
Diluted	$(1.43)	$1.11	$4.78	$(0.73)

*Includes restructuring charges of approximately $25,000. Refer to Note 2 for further information.

	Fiscal Year 2015
	6/30/2014	9/30/2014	12/31/2014	3/31/2015
Net sales	$211,469	$480,273	$784,678	$340,637
Gross profit	86,772	223,873	415,139	152,324
Net (loss) income	(37,062)	40,730	156,706	1,406
Net (loss) income per share:
Basic	$(1.07)	$1.18	$4.54	$0.04
Diluted	$(1.07)	$1.17	$4.50	$0.04

Schedule II
DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
TOTAL VALUATION AND QUALIFYING ACCOUNTS

	Years ended March 31,		Quarter ended (transition period) March 31,	Year ended December 31,
	2016	2015	2014	2013
Allowance for doubtful accounts (1)
Balance at Beginning of Year	$2,297	$1,798	$2,039	$2,782
Additions	5,120	1,107	594	125
Deductions	1,923	608	835	868
Balance at End of Year	$5,494	$2,297	$1,798	$2,039
Allowance for sales discounts (2)
Balance at Beginning of Year	$2,348	$2,121	$3,540	$3,836
Additions	93,431	68,620	978	46,989
Deductions	93,107	68,393	2,397	47,285
Balance at End of Year	$2,672	$2,348	$2,121	$3,540
Allowance for sales returns (3)
Balance at Beginning of Year	$9,532	$8,586	$14,554	$12,905
Additions	112,675	94,138	674	67,800
Deductions	105,146	93,192	6,642	66,151
Balance at End of Year	$17,061	$9,532	$8,586	$14,554
Chargeback allowance (4)
Balance at Beginning of Year	$4,041	$3,064	$4,935	$5,563
Additions	2,267	2,610	213	187
Deductions	1,340	1,633	2,084	815
Balance at End of Year	$4,968	$4,041	$3,064	$4,935
Total	$30,195	$18,218	$15,569	$25,068

(1)
The additions to the allowance for doubtful accounts represent estimates of the Company's bad debt expense based upon the factors for which the Company evaluates the collectability of its accounts receivable, with actual recoveries netted into additions. Deductions are the actual write offs of the receivables.

(2)
The additions to the allowance for sales discounts represent estimates of discounts to be taken by the Company's customers based upon the amount of available outstanding terms discounts in the year-end aging. Deductions are the actual discounts taken by the Company's customers.

(3)	The additions to the allowance for sales returns represent estimates of returns based upon the Company's historical returns experience. Deductions are the actual returns of products.

(4)
The additions to the chargeback allowance represent chargebacks taken in the respective year as well as an estimate of chargebacks related to sales in the respective reporting period that will be taken subsequent to the respective reporting period. Deductions are the actual chargebacks written off against outstanding accounts receivable. For the fiscal years 2016, 2015 and 2013 and the quarter ended March 31, 2014, the Company has estimated the additions and deductions by netting each quarter's change and summing the four quarters for the respective year.

See accompanying report of independent registered public accounting firm.