Form 10-Q
period 2016-06-30
DECKERS OUTDOOR CORP
filed 2016-08-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2016

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

As of July 29, 2016, the registrant had 32,040,112 shares of its $0.01 par value common stock outstanding.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) and the information and documents incorporated by reference in this Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position and market opportunities. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference in this Quarterly Report, contain forward-looking statements relating to, among other things:

•	the results of our restructuring efforts, including retail store fleet optimization and office consolidation;

•	the implementation and potential impact of our Business Transformation Project (as defined in this Quarterly Report);

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels, and geographic mix;

•	the success of new products, brands, and growth initiatives;

•	the impact of seasonality and weather on our operations;

•	expectations regarding our net sales and earnings growth and other financial metrics;

•	our development of worldwide distribution channels;

•	trends affecting our financial condition, results of operations, liquidity or cash flows;

•	our expectations for expansion of our Direct-to-Consumer capabilities;

•	overall global economic trends, including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage;

•	the availability and cost of raw materials;

•	our commitments and contingencies, including our purchase obligations for product and sheepskin; and

•	the impact of recent accounting pronouncements.

Forward-looking statements represent our management's current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in the section entitled Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission. You should read this Quarterly Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements.

We qualify all of our forward-looking statements with these cautionary statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except par value)

	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$202,309	$245,956
Trade accounts receivable, net of allowances ($31,418 at June 30, 2016 and $30,195 at March 31, 2016)	102,951	160,154
Inventories	469,163	299,911
Prepaid expenses	17,051	18,249
Other current assets	37,987	38,039
Income taxes receivable	29,502	23,456
Total current assets	858,963	785,765
Property and equipment, net of accumulated depreciation ($169,010 at June 30, 2016 and $163,807 at March 31, 2016)	245,111	237,246
Goodwill	127,934	127,934
Other intangible assets, net of accumulated amortization ($47,241 at June 30, 2016 and $45,302 at March 31, 2016)	80,684	83,026
Deferred tax assets	21,038	20,636
Other assets	24,015	23,461
Total assets	$1,357,745	$1,278,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$110,558	$67,475
Trade accounts payable	212,723	100,593
Accrued payroll	21,425	20,625
Other accrued expenses	21,072	39,449
Income taxes payable	5,877	6,461
Value added tax payable	376	3,895
Total current liabilities	372,031	238,498

Long-term liabilities:
Mortgage payable	32,500	32,631
Income tax liability	9,208	9,073
Deferred rent obligations	15,234	16,139
Other long-term liabilities	11,528	14,256
Total long-term liabilities	68,470	72,099

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 32,035 at June 30, 2016 and 32,020 at March 31, 2016)	320	320
Additional paid-in capital	163,342	161,259
Retained earnings	767,531	826,449
Accumulated other comprehensive loss	(13,949)	(20,557)
Total stockholders’ equity	917,244	967,471
Total liabilities and stockholders' equity	$1,357,745	$1,278,068

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended June 30,
	2016	2015
Net sales	$174,393	$213,805
Cost of sales	98,141	127,209
Gross profit	76,252	86,596
Selling, general and administrative expenses	154,571	150,304
Loss from operations	(78,319)	(63,708)
Other expense (income), net:
Interest income	(204)	(116)
Interest expense	1,435	1,035
Other, net	(669)	55
Total other expense, net	562	974
Loss before income taxes	(78,881)	(64,682)
Income tax benefit	(19,963)	(17,355)
Net loss	(58,918)	(47,327)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedging	2,909	(1,463)
Foreign currency translation adjustment	3,699	2,766
Total other comprehensive income	6,608	1,303
Comprehensive loss	$(52,310)	$(46,024)

Net loss per share:
Basic	$(1.84)	$(1.43)
Diluted	$(1.84)	$(1.43)
Weighted-average common shares outstanding:
Basic	32,024	33,117
Diluted	32,024	33,117

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(58,918)	$(47,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	13,021	11,905
Change in fair value of contingent consideration	—	(1,152)
Provision for doubtful accounts, net	549	3,262
Deferred tax provision	(2,132)	169
Stock compensation	2,070	2,284
Restructuring costs	1,732	—
Other	244	122
Changes in operating assets and liabilities:
Trade accounts receivable	56,655	22,443
Inventories	(169,253)	(133,811)
Prepaid expenses and other current assets	4,681	(674)
Income tax receivable	(5,584)	(20,458)
Other assets	(556)	592
Trade accounts payable	112,130	142,136
Accrued expenses	6,050	(7,757)
Income taxes payable	(584)	(1,890)
Long-term liabilities	(3,498)	3,136
Net cash used in operating activities	(43,393)	(27,020)
Cash flows from investing activities:
Purchases of property and equipment	(20,114)	(18,755)
Purchases of tangible, intangible, and other assets, net	—	(4,700)
Net cash used in investing activities	(20,114)	(23,455)
Cash flows from financing activities:
Proceeds from issuance of short-term borrowings	110,000	38,000
Repayments of short-term borrowings	(66,633)	—
Cash paid for shares withheld for taxes	(1,106)	(198)
Excess tax benefit from stock compensation	59	9
Cash paid for repurchases of common stock	—	(45,407)
Contingent consideration paid	(19,784)	—
Repayment of mortgage principal	(125)	(119)
Net cash provided by (used in) financing activities	22,411	(7,715)

Effect of exchange rates on cash	(2,551)	1,791
Net change in cash and cash equivalents	(43,647)	(56,399)
Cash and cash equivalents at beginning of period	245,956	225,143
Cash and cash equivalents at end of period	$202,309	$168,744

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(Continued)

	Three Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes, net of $3,720 payments in 2016	$(11,500)	$4,012
Interest	913	782
Non-cash investing and financing activities:
Accrued for purchases of property and equipment	957	1,217
Accrued for asset retirement obligations	345	154
Accrued for shares withheld for taxes	321	57

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
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

Deckers Outdoor Corporation (the Company) is a global leader in designing, marketing and distributing innovative footwear, apparel, and accessories developed for both everyday casual lifestyle use and high performance activities.

The Company’s business is seasonal, with the highest percentage of UGG® (UGG) brand net sales occurring in the quarters ending September 30 and December 31 and the highest percentage of Teva® (Teva) and Sanuk® (Sanuk) brands net sales occurring in the quarters ending March 31 and June 30 of each year.  Net sales of the other brands do not have a significant seasonal impact on the Company.

The Company sells its products through domestic retailers and international distributors and retailers, as well as directly to end-user consumers through the Direct-to-Consumer (DTC) reporting segment.  Independent third parties manufacture all of the Company's products.

As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements and accompanying notes have been condensed and do not contain certain information that will be included in the Company’s annual audited consolidated financial statements and accompanying notes thereto.  See the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K, for the fiscal year ended March 31, 2016, filed with the SEC on May 31, 2016 (Annual Report on Form 10-K) for further information.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes.  Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable.  Significant areas requiring the use of management's estimates relate to inventory write-downs, accounts receivable allowances, returns liabilities, stock-based compensation, impairment assessments, depreciation and amortization, income tax liabilities, uncertain tax positions and income taxes receivable, the fair value of financial instruments, and the fair values of acquired intangibles, assets and liabilities.  Actual results could differ materially from these estimates.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which provides for a one-year deferral of the effective date of ASU No. 2014-09, as well as early application, which will be effective for the Company on April 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance related to principal versus agent considerations within ASU No. 2014-09. The Company is evaluating the effect that these ASUs will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting. However, the adoption of the new revenue standard is not expected to have a material impact on the Company's condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). On August 18, 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to continue to present debt issuance costs related to line of credit arrangements as deferred charges. These ASUs were effective for the Company on April 1, 2016. The Company's adoption of ASU No. 2015-03 and ASU No. 2015-15 has not had and is not expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies whether a cloud computing arrangement should be treated as a software license or a service contract. Customers that have a cloud computing arrangement that includes a software license are required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. Customers that have a cloud computing arrangement that does not include a software license are required to account for the arrangement as a service contract. This ASU was effective for the Company on April 1, 2016. The Company's adoption of ASU No. 2015-05 has not had and is not expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. US GAAP currently requires that, at each financial statement date, entities measure inventory at the lower of cost or market, most commonly the current replacement cost. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The Company is evaluating the effect that ASU No. 2015-11 will have on its condensed consolidated financial statements and related disclosures, but it is not expected to have a material impact.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU was effective for the Company on April 1, 2017, with early adoption permitted. The Company prospectively adopted this ASU as of March 31, 2016 in its Annual Report on Form 10-K. The adoption of ASU No. 2015-17 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) at fair value and an offsetting right-of-use asset representing

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. This ASU is effective for the Company on April 1, 2019. The Company is evaluating the effect that the adoption of this ASU No. 2016-02 will have on its condensed consolidated financial statements and related disclosures. Since the Company utilizes operating leases for most of its facilities and retail stores, it is anticipated that adoption of this ASU will have a material impact on its balance sheet presentation.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires an entity to recognize excess tax benefits and certain tax deficiencies of employee share-based payment awards in the income statement instead of in additional paid-in-capital when the awards vest or are settled, and present excess tax benefits as an operating activity on the statement of cash flows instead of as a financing activity. This ASU also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and to make a policy election to either estimate the number of awards that are expected to vest or to account for forfeitures as they occur. In addition, the cash paid by an entity to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation is required to be classified as a financing activity on its statement of cash flows. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The Company is evaluating the effect that the adoption of this ASU No. 2016-09 will have on its condensed consolidated financial statements and related disclosures, but it is not expected to have a material impact.

Note 2. Restructuring

In February 2016, the Company announced the implementation of a retail store fleet optimization and office consolidation that is intended to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration, and includes the closure of facilities and relocation of employees. The Company has begun to realign its brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group will include the UGG and Koolaburra® by UGG (Koolaburra) brands. The Performance Lifestyle group will include the Teva, Sanuk and Hoka One One® (Hoka) brands. As part of this realignment, the Company also relocated its Sanuk brand operations in Irvine, California to its corporate headquarters in Goleta, California and consolidated its European offices. In addition, the Company closed its Ahnu® (Ahnu) brand operations office in Richmond, California.

The Company is in the process of evaluating its portfolio of retail stores. The Company identified 24 retail stores that are candidates for potential closure and has closed six stores during the three months ended June 30, 2016 and three stores during the three months ended March 31, 2016. Subsequent to the sales of the MOZO and TSUBO brands, in July 2015 and February 2016, respectively, neither of which were material, the operating results for the other brands segment include only Hoka, Ahnu and Koolaburra. The Company plans to leverage elements of the Ahnu brand, including particular styles, under the umbrella of the Teva brand beginning in calendar year 2017.

As a result of the restructuring, the Company has incurred charges totaling approximately $26,500 through June 30, 2016. Of the total amount, approximately $4,000 remained accrued at June 30, 2016, and is expected to be paid during fiscal year 2017. Restructuring charges are reflected in selling, general and administrative expenses and the related liability is reflected in other accrued expenses. It is anticipated that the Company will incur an additional $8,000 to $13,000 of similar restructuring costs during the remainder of fiscal year 2017. The following table summarizes these restructuring charges:

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

	Lease Termination Costs	Severance Costs	Leasehold Impairments	Software Impairments	Other	Total
Fiscal year 2016 charges	$8,900	$4,000	$5,800	$3,800	$2,300	$24,800
Paid in cash	(1,200)	(600)	—	—	—	(1,800)
Non-cash	—	—	(5,800)	(3,800)	(500)	(10,100)
Liability as of March 31, 2016	7,700	3,400	—	—	1,800	12,900
Additional charges	1,200	400	100	—	—	1,700
Non-cash	—	—	(100)	—	—	(100)
Paid in cash	(6,700)	(2,000)	—	—	(1,800)	(10,500)
Liability as of June 30, 2016	$2,200	$1,800	$—	$—	$—	$4,000

Note 3. Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill	Other Intangible Assets, Net
Balance at March 31, 2016	$127,934	$83,026
Amortization expense	—	(2,069)
Changes in foreign currency exchange rates	—	(273)
Balance at June 30, 2016	$127,934	$80,684

The Company’s goodwill by segment is summarized as follows:

	June 30, 2016	March 31, 2016
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	7,889	7,889
Total	$127,934	$127,934

Note 4. Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, inventories, prepaid expenses, income taxes receivable, other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable and value added taxes payable approximate the carrying values due to the relatively short maturities of these assets.  The fair values of the Company’s long-term liabilities do not significantly differ from the carrying values.  The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

In 2010, the Company established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis.  For each plan year, on behalf of the Company, the Board of Directors may, but is not required to, contribute any amount it desires to any participant under this program.  The Company’s contribution will be determined by the Board annually. In March 2015, the Board approved a company contribution feature for future plan years beginning in calendar year 2016 and gave the authority to management to approve actual contributions. At June 30, 2016 and March 31, 2016, no payment was paid or pending.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

with the assets invested in company-owned life insurance policies reported in other assets on the Company’s condensed consolidated balance sheets.  Deferred compensation of $3,468 and $308 is included in other accrued expenses and $3,066 and $5,993 is included in other long-term liabilities in the condensed consolidated balance sheets at June 30, 2016 and March 31, 2016, respectively.

The inputs used in measuring fair value are prioritized into the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.

The assets and liabilities that are measured on a recurring basis at fair value are summarized as follows:

	Fair Value at June 30,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Nonqualified deferred compensation asset	$6,259	$6,259	$—	$—
Nonqualified deferred compensation liability	(6,534)	(6,534)	—	—
Designated derivatives asset	6,199	—	6,199	—
Designated derivatives liability	(1,029)	—	(1,029)	—
Non-designated derivatives assets	133	—	133	—
Contingent consideration for acquisition of business	(300)	—	(300)	—

	Fair Value at March 31,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Nonqualified deferred compensation asset	$6,083	$6,083	$—	$—
Nonqualified deferred compensation liability	(6,301)	(6,301)	—	—
Designated derivatives asset	2,903	—	2,903	—
Designated derivatives liability	(2,549)	—	(2,549)	—
Contingent consideration for acquisition of business	(20,000)	—	—	(20,000)

The Level 2 inputs consist of forward spot rates at the end of the applicable period. The contingent consideration amount at June 30, 2016 represents the remaining liability related to the purchase of the Hoka brand.

The fair value of the contingent consideration is based on subjective assumptions.

Sanuk. During the three months ended June 30, 2016, the last contingent consideration payment attributable to the Sanuk brand acquisition was made in the amount of $19,700.

Hoka One One. The purchase price for the Hoka brand, acquired in September 2012, includes contingent consideration of up to $2,000, of which approximately $1,700 has been paid. At June 30, 2016, the final contingent consideration payment of approximately $300 is pending final disbursement.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

Note 5. Income Taxes

The Company files income tax returns in the US federal jurisdiction and various state, local, and foreign jurisdictions.  When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which the Company believes it is more likely than not that the position will be sustained upon examination. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. The portion of the benefits that exceed the amounts measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon settlement.  With few exceptions, the Company is no longer subject to US federal, state, local, or non-US income tax examinations by tax authorities for years before 2011.

The Company had no additional accruals for unrecognized tax benefits during the three months ended June 30, 2016. The balance of gross unrecognized tax benefits at June 30, 2016 is $8,695, of which $7,482 is reflected in the non-current income tax liability in the condensed consolidated balance sheets and the remainder is included in the current income taxes payable. The accrual relates to tax positions taken in years that are subject to examination. The Company recorded additional accruals for interest and potential penalties of $196 related to income tax matters in interest expense on the Company’s condensed consolidated statements of comprehensive loss during the three months ended June 30, 2016. At June 30, 2016, accrued interest and potential penalties are $2,038, of which $1,726 is reflected in the non-current income tax liability in the Company’s consolidated balance sheet and the remainder is reflected in the current income taxes payable.

Note 6. Notes Payable and Long Term Debt

Domestic Line of Credit. In August 2015, the Company entered into an amendment to the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, Comerica Bank and HSBC Bank USA, National Association, as co-syndication agents, and the lenders from time to time party thereto (as amended, Second Amended and Restated Credit Agreement) to add certain foreign subsidiaries as borrowers. During the quarter ended June 30, 2016, the Company borrowed $110,000 and repaid $62,000. At June 30, 2016, the Company had $101,000 of outstanding borrowings under the Second Amended and Restated Credit Agreement and outstanding letters of credit of approximately $700.  As a result, as of June 30, 2016, the available borrowings under the Second Amended and Restated Credit Agreement were approximately $298,300. Amounts outstanding are included in short-term borrowings in the condensed consolidated balance sheet at June 30, 2016. Subsequent to June 30, 2016, the Company borrowed $72,000 resulting in a total outstanding balance of approximately $173,700 and available borrowings of approximately $226,300 at August 9, 2016. The Second Amended and Restated Credit Agreement provides for interest on outstanding borrowings at rates tied to the prime rate or, at the Company's election, tied to the adjusted London Interbank Offered Rate (LIBOR). At June 30, 2016, the effective interest rate was 1.96%.

China Line of Credit. In October 2015, the Company entered into an amendment to its credit facility in China (as amended, Second Amended China Credit Facility) to provide for an increase in the uncommitted revolving line of credit to CNY 150,000, or approximately $23,000, including a sublimit of CNY 50,000, or approximately $8,000, for the Company's wholly owned subsidiary, Deckers Footwear (Shanghai) Co., LTD. During the quarter ended June 30, 2016, the Company repaid approximately $5,000 under the Second Amended China Credit Facility, resulting in total outstanding balance of approximately $9,000 and available borrowings of approximately $14,000 at June 30, 2016. Amounts outstanding are included in short-term borrowings in the condensed consolidated balance sheet at June 30, 2016. Interest is based on the People’s Bank of China rate, which was 4.35% at June 30, 2016.

Japan Line of Credit. In March 2016, Deckers Japan, G.K., a wholly owned subsidiary of the Company, entered into a credit facility in Japan (Japan Credit Facility) that provides for an uncommitted bilateral revolving line of credit of up to JPY 5,500,000, or approximately $53,000, for a maximum term of six months. Subsequent to June 30, 2016, the Company borrowed approximately $7,100 resulting in a total outstanding balance of approximately $7,100 and available borrowings of approximately $45,900 at August 9, 2016. The Japan Credit Facility renews annually, and is guaranteed by the Company. Interest is based on the Tokyo Interbank Offered Rate for three months plus 0.40%. At

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

June 30, 2016, the effective interest rate was 0.46%. There were no borrowings under this agreement at June 30, 2016.

Note 7. Commitments and Contingencies

Purchase Obligations for Product. The Company had $311,139 of outstanding purchase orders with its manufacturers at June 30, 2016. The Company has an extended design and manufacturing process, which requires it to forecast production volumes and estimate inventory requirements many months before consumers make a decision to purchase its products. The Company generally orders product four to eight months in advance of the anticipated shipment dates based primarily on orders received from wholesale customers and through the DTC segment. Accordingly, the aggregate amount reflects purchase obligations for products that the Company reasonably expects to fulfill in the ordinary course of business. However, a significant portion of the purchase obligations can be cancelled by the Company under certain circumstances. As a result, the amount does not necessarily reflect the dollar amount of the Company's binding commitments or minimum purchase obligations, and instead reflects an estimate of its future payment obligations based on information currently available.

Purchase Obligations for Sheepskin. The Company had an aggregate of $78,502 of purchase obligations for sheepskin at June 30, 2016. These obligations generally arise under two-year supply agreements entered into during the second quarter of fiscal year 2016. The aggregate amount reflects the remaining commitments under these purchase orders, net of any deposits. The Company expects that purchases made under these agreements in the ordinary course of business will eventually exceed the minimum commitment levels, and that any deposits or advances will become fully refundable or reflected as a credit against purchases.

Other Purchase Obligations. The Company had an aggregate of $26,152 of other purchase obligations at June 30, 2016, which generally consisted of approximately $7,000 of material commitments for future capital expenditures, obligations under service contracts, and requirements to pay promotional expenses.

Litigation. From time to time, the Company is involved in various legal proceedings and claims arising in the ordinary course of its business. Although the results of legal proceedings and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on its business, operating results, financial condition or cash flows. However, regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Contingent Consideration.  During the three months ended June 30, 2016, the last contingent consideration payment attributable to the Sanuk brand acquisition was made in the amount of $19,700.

The purchase price for the Hoka brand, acquired in September 2012, includes contingent consideration of up to $2,000, of which approximately $1,700 has been paid. At June 30, 2016, the final contingent consideration payment of approximately $300 is pending disbursement.

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

Management believes that the likelihood of any payments under any of these arrangements is remote and would be immaterial. This determination was made based on the Company's prior history of insignificant claims and related payments.  There are no currently pending claims relating to indemnification matters involving the Company’s intellectual property.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

Note 8. Stockholders’ Equity

Equity Incentive Plans. In September 2015, the Company's shareholders approved the 2015 Stock Incentive Plan (2015 SIP), which replaced the 2006 Equity Incentive Plan (2006 Plan). The primary purpose of the 2015 SIP is to encourage ownership in the Company by key personnel, whose long-term service is considered essential to the Company’s continued success.  The 2015 SIP reserves 1,275,000 shares of the Company’s common stock for issuance to employees, directors, consultants, independent contractors and advisors, plus any additional shares that are forfeited or otherwise terminated under the 2006 Plan.  The maximum aggregate number of shares that may be issued to employees under the 2015 SIP through the exercise of incentive stock options is 750,000.

Employee Stock Purchase Plan. In September 2015, the Company's shareholders also approved the 2015 Employee Stock Purchase Plan (2015 ESPP). The primary purpose of the 2015 ESPP is to enhance the Company’s ability to attract and retain the services of eligible employees and provide additional incentives to eligible employees to devote their effort and skill to the Company’s advancement by providing them an opportunity to participate in the ownership of the Company’s stock. The 2015 ESPP provides for the initial authorization of 1,000,000 shares of the Company’s common stock. Eligible employees commenced participation in the 2015 ESPP in March 2016. Each purchase period will be six months in duration and shares will be purchased on the last trading day of the purchase period at a price that reflects a 15% discount to the closing price on that date.

Annual Restricted Stock Unit (Annual RSU) Grants. Formerly referred to as Nonvested Stock Unit (NSU) grants, the Company has elected to grant annual RSUs to key personnel. A portion of the annual RSUs are subject to the achievement of both performance and service conditions, and a portion is only subject to service conditions. The annual RSUs granted entitle the recipients to receive shares of the Company's common stock upon vesting. Subject to the achievement of performance and service conditions, the fiscal year 2017 performance-based annual RSUs vest in equal one-third installments over three consecutive years commencing on August 15, 2017. Subject only to service conditions, the time-based annual RSUs vest in equal annual installments over three consecutive years following the date of grant. During the three months ended June 30, 2016, the Company granted approximately 19,000 performance-based annual RSUs at a weighted-average grant date fair value of $57.02 per share and approximately 51,000 time-based annual RSUs at a weighted-average grant date fair value of $56.64 per share. At June 30, 2016, the Company believed that the achievement of at least the threshold performance objective of the fiscal year 2017 performance-based annual RSUs was probable, and therefore recognized an immaterial amount of compensation expense accordingly for these awards. At June 30, 2016, future unrecognized compensation cost for all annual RSUs granted during fiscal year 2017, excluding estimated forfeitures, was approximately $4,000.

Between July 1, 2016 and August 9, 2016, the Company granted approximately 25,000 time-based annual RSUs at a weighted-average grant date fair value of $59.75 per share.

Grants to Directors. On a quarterly basis, the Company grants fully-vested restricted stock awards of its common stock to each of its non-employee directors.  The fair value of such awards, which is determined based on the closing price of the common stock at the date of issuance, is expensed on the date of issuance.

Stock Repurchase Programs. In January 2015, the Company approved a new stock repurchase program to repurchase up to $200,000 of the Company’s common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended at any time at the Company’s discretion. The Company did not repurchase any stock during the three months ended June 30, 2016. Since inception through June 30, 2016, the Company has repurchased approximately 1,797,000 shares under the program for approximately $122,100, or an average price of $67.95 per share, leaving the remaining approved amount at approximately $77,900.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

Note 9. Foreign Currency Exchange Contracts and Hedging

At June 30, 2016, the Company had foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $112,000, held by seven counterparties, which will mature at various dates over the next nine months. In addition, the Company had non-designated derivative foreign currency exchange contracts with notional amounts of approximately $15,000, held by one counterparty, which is expected to mature over the next nine months. During the three months ended June 30, 2016, the Company settled foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $3,000 that had been entered into in previous periods. During the three months ended June 30, 2016, the Company entered into and settled non-designated derivative contracts with total notional amounts of approximately $63,000.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives. During the three months ended June 30, 2016, the designated hedges remained effective. The effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2016, the total amount in accumulated other comprehensive loss (see Note 10 “Accumulated Other Comprehensive Loss”) is expected to be reclassified into income within the next 12 months.

The following table summarizes the effect of foreign currency exchange contracts designated as cash flow hedging relationships:

	Three Months Ended June 30,
	2016	2015
Derivatives in designated cash flow hedging relationships	Foreign currency exchange contracts	Foreign currency exchange contracts
Amount of gain (loss) recognized in other comprehensive income on derivatives (effective portion)	$4,464	$(2,353)
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Net sales	Net sales
Amount of loss reclassified from accumulated other comprehensive income into income (effective portion)	$(175)	$—
Location of amount excluded from effectiveness testing	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain excluded from effectiveness testing	$192	$52

The following table summarizes the effect of foreign currency exchange contracts not designated as hedging instruments:

	Three Months Ended June 30,
	2016	2015
Derivatives not designated as hedging instruments	Foreign currency exchange contracts	Foreign currency exchange contracts
Location of amount recognized in income on derivatives	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of (loss) gain recognized in income on derivatives	$(591)	$865

Subsequent to June 30, 2016, the Company entered into non-designated derivative foreign currency exchange contracts with notional amounts totaling approximately $77,000, which are expected to mature over the next six months. Hedging contracts held as of August 9, 2016 were held by a total of eight counterparties.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

Note 10. Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	June 30, 2016	March 31, 2016
Unrealized gain on foreign currency hedging, net of tax	$3,061	$152
Cumulative foreign currency translation adjustment, net of tax	(17,010)	(20,709)
Accumulated other comprehensive loss	$(13,949)	$(20,557)

Note 11. Net Loss per Share

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

	Three Months Ended June 30,
	2016	2015
Weighted-average shares used in basic computation	32,024,000	33,117,000
Dilutive effect of stock-based awards*	—	—
Weighted-average shares used in diluted computation	32,024,000	33,117,000

*Excluded annual RSUs	267,000	487,000
*Excluded long-term incentive plan RSUs	396,000	487,000
*Excluded non-employee director restricted stock awards (RSAs)	10,000	8,000
*Excluded stock appreciation rights (SARs)	600,000	700,000

*For the three months ended June 30, 2016 and 2015, the Company excluded all RSUs, RSAs and SARs from the diluted net loss per share computation because they were antidilutive due to the net loss during the period.

Note 12. Business Segments

The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, other brands, and its DTC business. The Company’s other brands consist of Hoka, Ahnu and Koolaburra.

The income (loss) from operations for each of the segments includes only those costs that are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment. The unallocated corporate overhead costs generally include costs associated with the distribution centers, executive compensation, accounting and finance, legal, information technology, human resources, and facilities, among others.

See Note 2 “Restructuring” and the section entitled Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for further discussion of the change in segment results.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

Business segment net sales and income (loss) information is summarized as follows:

	Three Months Ended June 30,
	2016	2015
Net sales to external customers:
UGG wholesale	$45,901	$66,422
Teva wholesale	29,525	37,066
Sanuk wholesale	22,303	28,513
Other brands wholesale	18,411	21,385
Direct-to-Consumer	58,253	60,419
	$174,393	$213,805
Income (loss) from operations:
UGG wholesale	$(10,212)	$(3,380)
Teva wholesale	1,862	5,874
Sanuk wholesale	4,181	5,348
Other brands wholesale	(1,630)	(4,000)
Direct-to-Consumer	(19,419)	(15,205)
Unallocated overhead costs	(53,101)	(52,345)
	$(78,319)	$(63,708)

Inter-segment sales from the Company’s wholesale segments to the DTC segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales. Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to the DTC segment.

Business segment asset information is summarized as follows:

	June 30, 2016	March 31, 2016
Total assets for reportable segments:
UGG wholesale	$402,515	$248,937
Teva wholesale	65,070	87,225
Sanuk wholesale	205,089	212,816
Other brands wholesale	66,559	65,072
Direct-to-Consumer	122,934	148,733
	$862,167	$762,783

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

The assets allocable to each segment include accounts receivable, inventory, fixed assets, goodwill, other intangible assets, and certain other assets that are specifically identifiable with one of the Company’s segments.  Unallocated assets generally include cash and cash equivalents, deferred tax assets, and various other assets shared by the Company’s segments.

A reconciliation of total assets from the reportable segments to the condensed consolidated balance sheet is as follows:

	June 30, 2016	March 31, 2016
Total assets for reportable segments	$862,167	$762,783
Unallocated cash and cash equivalents	202,309	245,956
Unallocated deferred tax assets	21,038	20,636
Other unallocated corporate assets	272,231	248,693
Consolidated total assets	$1,357,745	$1,278,068

Note 13. Concentration of Business, Significant Customers and Credit Risk

The Company does not consider international operations to be a separate segment, as management reviews such operations in the aggregate, together with the aforementioned segments.

Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	June 30, 2016	March 31, 2016
US	$219,072	$211,111
All other countries*	26,039	26,135
Total	$245,111	$237,246

*No other country’s long-lived assets comprised more than 10% of total long-lived assets as of June 30, 2016 or March 31, 2016.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions. Approximately $43,000, or 24.9%, and approximately $47,000, or 21.9%, of the Company's total net sales were denominated in foreign currencies for the three months ended June 30, 2016 and 2015, respectively.  International sales comprised 37.2% and 37.1% of the Company’s total net sales for the three months ended June 30, 2016 and 2015, respectively.  For the three months ended June 30, 2016 and 2015, no single foreign country comprised more than 10% of total net sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. No single customer accounted for more than 10% of net sales for the three months ended June 30, 2016 or 2015. At June 30, 2016, the Company had two customers representing 17.6% and 12.0%, respectively, of trade accounts receivable, net. At March 31, 2016, the Company had one customer representing 12.8% of trade accounts receivable, net.

The Company’s production is concentrated at a limited number of independent contractor factories in Asia. Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom. The Company began using a new raw material, UGGpureTM, wool woven into a durable backing, in some of its UGG products in 2013 and which the Company currently purchases from one supplier. The other production materials used by the Company are sourced primarily in Asia. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and political instability. The supply of sheepskin

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016 and 2015
(amounts in thousands, except share data)

can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company’s control. Furthermore, the price of sheepskin is impacted by demand, industry, and competitors.

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

The remainder of the Company’s cash and cash equivalents balance is invested in interest bearing funds managed by third-party investment management institutions. These investments may include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. At June 30, 2016, the Company had experienced no loss or lack of access to cash in its operating accounts, invested cash and cash equivalents.

The Company’s cash and cash equivalents were as follows:

	June 30, 2016	March 31, 2016
Money market fund accounts	$177,377	$195,575
Cash	24,932	50,381
Total cash and cash equivalents	$202,309	$245,956

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with our accompanying unaudited condensed consolidated financial statements and the accompanying notes to those statements included in Part I, Item 1 of this Quarterly Report. Certain reclassifications were made for the prior period presented to conform to the current period presentation.

This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled Part II, Item 1A “Risk Factors” of this Quarterly Report. Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” of this Quarterly Report.

Unless otherwise specifically indicated, all amounts herein are expressed in thousands, except for share data, and store count.

Overview

We are a global leader in designing, marketing and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities. We market our products primarily under three proprietary brands:

•	UGG® (UGG): Premier brand in luxurious comfort footwear, and expanding into handbags, apparel, home and cold weather accessories;

•	Teva® (Teva): Born from the outdoors, active lifestyle footwear for the adventurous spirit; and

•	Sanuk® (Sanuk): Authentic Southern California casual footwear for those seeking a playful escape.

In addition to our three primary brands, our other brands consist of Hoka One One® (Hoka), a line of footwear for all capacities of runners designed with a unique performance midsole geometry, oversized midsole volume and active foot frame; Ahnu® (Ahnu), a line of performance outdoor and yoga footwear; and Koolaburra® by UGG (Koolaburra), a line of fashion casual footwear using sheepskin and other plush materials.

We sell our products through domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our Direct-to-Consumer (DTC) business. Independent third parties manufacture all of our products.

Recent Developments

Restructuring. In February 2016, we announced the implementation of a retail store fleet optimization and office consolidation that is intended to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration, which includes the closure of facilities and relocation of employees. We have begun to realign our brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group will include the UGG and Koolaburra brands. The Performance Lifestyle group will include the Teva, Sanuk and Hoka brands. As part of this realignment, we also relocated our Sanuk brand operations in Irvine, California to our corporate headquarters in Goleta, California. In addition, we closed our Ahnu brand operations office in Richmond, California and consolidated our European offices.

We are in the process of evaluating our portfolio of retail stores. We identified 24 retail stores that are candidates for potential closure and have closed six stores during the three months ended June 30, 2016 and three stores during the three months ended March 31, 2016.

Subsequent to the sales of the MOZO and TSUBO brands, the operating results for our other brands include only Hoka, Ahnu and Koolaburra. We plan to leverage elements, including particular styles, of the Ahnu brand under the umbrella of the Teva brand beginning in calendar year 2017. Refer to Note 2 “Restructuring” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further information.

As a result of the restructuring, we have incurred charges totaling approximately $26,500 through June 30, 2016. Of the total amount, approximately $4,000 was accrued at June 30, 2016, and is expected to be paid during fiscal year 2017. It is anticipated that we will incur an additional $8,000 to $13,000 of similar restructuring costs during the remainder of fiscal year 2017.

Business Transformation Project. For the past several years, we have been planning to improve, automate and streamline our operational systems, processes, infrastructure and management through our business transformation project (BT Project). One such initiative involves upgrading our enterprise resource planning (ERP) system. Our ERP system integrates finance and accounting, purchase order management, inventory control, operations and sales across all lines of business. The ERP system centralizes all of our transactional data. We anticipate that the result of this implementation will be to increase efficiencies across the Company. The initiative to upgrade our ERP system worldwide went live in April 2016.

Trends Impacting our Overall Business

Our overall business has been, and we expect that it will continue to be, impacted by several important trends:

•
Sales of our products are highly seasonal and are sensitive to weather conditions, which are beyond our control. Even though we continue to expand our product lines and create more year-round styles for our brands, the effect of favorable or unfavorable weather on our aggregate sales has been and is likely to continue to be significant. We especially saw the impact of this trend during the third quarter of fiscal year 2016 where weather was unseasonably warm in many of our key markets. Weather will continue to be a significant factor impacting our business, and it will continue to be difficult for us to predict the impact that weather conditions in any future period will have on our financial condition and operating results.

•
We believe there has been a meaningful shift in the way customers shop for products and make purchasing decisions. In particular, brick-and-mortar retail platforms appear to be experiencing a significant and prolonged decrease in consumer traffic, while E-Commerce businesses continue to evolve and experience growth. We expect that these behaviors and trends will continue to change the competitive landscape in which we operate.

•
Fluctuations in currency exchange rates have had the effect of significantly increasing the value of the US dollar compared to most other major foreign currencies over the past couple of years. We believe that this has been a significant factor contributing to a slowdown in traffic within our domestic retail locations, particularly within our flagship stores that are located in major tourist cities. While we seek to hedge some of the risks associated with currency exchange rate fluctuations, these changes are largely outside of our control and we expect they will continue to impact the demand for our products, and ultimately our operating results.

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

In the US, our focus will be to bolster our leadership position in sandals and to grow our position as a market leader within the modern outdoor lifestyle categories (shoes and boots). Growth opportunities within our current core channels of distribution - outdoor specialty, sporting goods, and family footwear retail chains - will be pursued through deepening penetration with evolved and expanded product offerings. Teva plans to support its channel expansion beyond present distribution with focused investments in targeted, solution-driven marketing programs in order to attract new lifestyle consumers to the brand. However, we cannot assure investors that these efforts will be successful.

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

Other Brands

Our other brands consist of Hoka, Ahnu and Koolaburra. These brands are sold through most of our distribution channels, and primarily through our wholesale channels.

The Hoka brand focuses on designing shoes with a unique performance midsole geometry, oversized midsole volume and an active foot frame. These shoes are used by marathon runners, ultra-marathon runners and everyday runners.

We plan to leverage elements, including particular styles, of the Ahnu brand under the umbrella of the Teva brand beginning in calendar year 2017.

In April 2015, we acquired substantially all the assets related to the Koolaburra brand, a line of fashion casual footwear using sheepskin and other plush materials. We intend to position Koolaburra as a high-quality, fashionable and affordable alternative to UGG and to distribute Koolaburra primarily through channels which do not offer the UGG brand. In November 2015, we added the “by UGG” attribute to the Koolaburra name to communicate to the consumer that the Koolaburra products come from the same company that designs and manufactures the UGG line.

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

Our owned retail stores enable us to directly impact our consumers' experiences, meet the growing demand for these products, sell the products at retail prices and generate annual operating income. Our retail stores are predominantly UGG concept stores and UGG outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line products, and products made specifically for the outlet stores. At June 30, 2016, we had a total of 151 retail stores worldwide.

The E-Commerce business provides us with an opportunity to communicate to consumers with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. At June 30, 2016, we operate our E-Commerce business through an aggregate of 21 Company-owned websites in nine different countries.

We believe the results for our DTC segment have been, and will continue to be, impacted by the following trends and factors:

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

•
Our retail store fleet continues to be an important component of our DTC segment. We have already penetrated the major metropolitan markets globally with our retail presence, and we intend to maintain our retail presence in these top markets and continue further expansion in secondary markets, as appropriate. However, we are in the process of evaluating our portfolio of retail stores with the goal of optimizing our fleet, and have identified 24 retail stores that are candidates for closure by the end of fiscal year 2017, of which we have closed six during the three months ended June 30, 2016 and three during the three months ended March 31, 2016.

•	We continue to expect that our E-Commerce business will be a driver of growth, although we expect the growth rate will decline over time as the size of the E-Commerce business increases.

•	We believe the results of the retail component of our DTC business have been negatively impacted by recent weather patterns differing from historical weather patterns.

•
We believe the strengthening of the US dollar as compared to most other major foreign currencies has reduced tourism traffic in our domestic retail stores, which has further negatively impacted the results of the retail component of our DTC business.

We report comparable DTC sales on a constant currency basis for combined retail stores and E-Commerce businesses that were open throughout the reporting period in both the current year and prior year. There may be variations in the way we calculate comparable DTC sales as compared to some of our competitors and other apparel retailers. As a result, information included in this Quarterly Report regarding our comparable DTC sales may not be comparable to similar data made available by our competitors or other apparel retailers.

We did not convert any of our retail stores in China to partner retail stores during the three months ended June 30, 2016. Since we started implementing conversions we have converted a total of ten stores to partner retail stores. Upon conversion, each of these stores became wholly-owned and operated by third parties in China. Sales made to the partner retail stores are included in our UGG brand wholesale segment and not in our DTC segment, as of the date of conversion. We anticipate opening more partner retail stores in China in the coming years.

Use of Non-GAAP Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods excluding the effect of foreign currency rate fluctuations, throughout this Quarterly Report we provide certain financial information on a “constant currency basis,” which is in addition to the financial measures calculated and presented in accordance with United States generally accepted accounting principles (US GAAP). In order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period. We believe that evaluating certain financial and operating measures, such as net sales, net income (loss) and reportable segment information on a constant currency basis is important, as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency rate fluctuations that are not indicative of our core operating results and are largely outside of our control. However, constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with US GAAP.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2016		2015		Change
	Amount	%	Amount	%	Amount	%
Net sales	$174,393	100.0%	$213,805	100.0%	$(39,412)	(18.4)%
Cost of sales	98,141	56.3	127,209	59.5	(29,068)	(22.9)
Gross profit	76,252	43.7	86,596	40.5	(10,344)	(11.9)
Selling, general and administrative expenses	154,571	88.6	150,304	70.3	4,267	2.8
Loss from operations	(78,319)	(44.9)	(63,708)	(29.8)	(14,611)	(22.9)
Other expense, net	562	0.3	974	0.4	(412)	(42.3)
Loss before income taxes	(78,881)	(45.2)	(64,682)	(30.2)	(14,199)	(22.0)
Income tax benefit	(19,963)	(11.4)	(17,355)	(8.1)	(2,608)	(15.0)
Net loss	$(58,918)	(33.8)%	$(47,327)	(22.1)%	$(11,591)	(24.5)%

Net Sales. The following table summarizes our net sales by location and our net sales by brand and channel:

	Three Months Ended June 30,
			Change
	2016	2015	Amount	%
Net sales by location:
US	$109,507	$134,474	$(24,967)	(18.6)%
International	64,886	79,331	(14,445)	(18.2)
Total	$174,393	$213,805	$(39,412)	(18.4)%
Net sales by brand and channel:
UGG:
Wholesale	$45,901	$66,422	$(20,521)	(30.9)%
Direct-to-Consumer	45,953	48,073	(2,120)	(4.4)
Total	91,854	114,495	(22,641)	(19.8)
Teva:
Wholesale	29,525	37,066	(7,541)	(20.3)
Direct-to-Consumer	5,163	4,869	294	6.0
Total	34,688	41,935	(7,247)	(17.3)
Sanuk:
Wholesale	22,303	28,513	(6,210)	(21.8)
Direct-to-Consumer	4,402	4,942	(540)	(10.9)
Total	26,705	33,455	(6,750)	(20.2)
Other brands:
Wholesale	18,411	21,385	(2,974)	(13.9)
Direct-to-Consumer	2,735	2,535	200	7.9
Total	21,146	23,920	(2,774)	(11.6)

Total Wholesale	$116,140	$153,386	$(37,246)	(24.3)%
Total Direct-to-Consumer	58,253	60,419	(2,166)	(3.6)
Total	$174,393	$213,805	$(39,412)	(18.4)%

The decrease in overall net sales was due to decreases in sales in each segment, largely driven by UGG, Teva and Sanuk brand wholesale sales. We experienced a decrease in the number of pairs sold in each segment. This resulted in a decrease in the overall volume of footwear sold for all brands of 22.4% to approximately 4,500 pairs sold for the three months ended June 30, 2016 from approximately 5,800 pairs for the three months ended June 30, 2015. Overall net sales were primarily impacted by a difference in the timing of shipments as we shifted shipments in advance of our Business Transformation Project implementation, which benefited the fourth quarter of fiscal year 2016 and negatively impacted the first quarter of fiscal year 2017.

Wholesale net sales of our UGG brand were negatively impacted by a decrease in the volume of pairs sold of approximately $23,000 mainly reflecting the difference in the timing of shipments noted above. Net sales were positively impacted by an increase in weighted-average selling price per pair (WASPP) of approximately $3,000 reflecting a shift in product mix and a decreased impact from closeout sales.

Wholesale net sales of our Teva brand decreased largely due to a decrease in the volume of pairs sold, partially offset by an increase in WASPP. The decrease in the volume of pairs sold had an impact of approximately $9,000 reflecting the difference in the timing of shipments noted above. The increase in WASPP had an impact of approximately $2,000. The increase in WASPP was primarily attributable to the higher margins on closeout sales compared to the prior period and a shift in product mix.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the volume of pairs sold reflecting the difference in the timing of shipments noted above, partially offset by an increase in WASPP. The decrease in the volume of pairs sold had an impact of approximately $7,000, offset in part by an increase in WASPP of approximately $1,000. The increase in WASPP was attributable to the higher margins on closeout sales compared to the prior period and a shift in product mix.

The decrease in other brands wholesale net sales was largely due to a decrease in the volume of pairs sold for the Ahnu brand and discontinued brands, partially offset by an increase in the volume of pairs sold for the Hoka brand. Net sales were also impacted by a decrease in WASPP. For other brands wholesale net sales, the decrease in volume of pairs sold had an impact of approximately $2,000 and the decrease in WASPP had an impact of approximately $1,000. The decrease in WASPP mainly reflects a shift in product mix within the Hoka brand and lower closeout margins for the Ahnu brand compared to the prior period.
Net sales of our DTC segment decreased 3.6% to approximately $58,000 primarily due to a decrease in net sales from our retail store business of approximately $3,000, partially offset by an increase in net sales from our E-Commerce business of approximately $1,000. The decrease in total DTC net sales was primarily the result of a decrease in the number of pairs sold with an impact of approximately $3,000 primarily relating to the UGG brand, offset in part by an increase in the WASPP of approximately $1,000. The decrease in DTC net sales was primarily due to the closure of select retail stores and declining traffic trends in our retail stores worldwide.  This decline was offset in part by an increase in conversion rates achieved through our E-Commerce websites and an increase in the WASPP which was due to a shift in store mix from outlet to concept and a shift in product mix.
Comparable DTC sales for the thirteen weeks ended July 3, 2016 decreased 7.3% on a constant currency basis to approximately $48,000 compared to the same period in 2015 primarily as a result of a decrease in comparable retail store sales of approximately $5,000, offset in part by an increase in comparable sales from E-Commerce operations of approximately $1,000. The decrease in comparable DTC sales was primarily due to declining traffic trends in our retail stores worldwide, resulting in a decrease in the number of pairs sold of approximately $4,000. This decline was offset in part by an increase in conversion rates in our E-Commerce websites, as well as a slight increase in comparable WASPP which was due primarily to a shift in product mix.
International sales, which are included in the segment sales above, for all of our products combined, decreased by 18.2%. International sales represented 37.2% and 37.1% of worldwide net sales for the three months ended June 30, 2016 and 2015, respectively. The decrease in international sales was largely due to the delay in wholesale shipments from the first quarter to second quarter of fiscal year 2017 compared to a shift of wholesale shipments from the second quarter to first quarter of fiscal year 2016. On a constant currency basis, international sales decreased 19.1% to approximately $64,000.

Gross Profit.  Gross margin was 43.7% in the first quarter of fiscal year 2017 compared to 40.5% for the same period last year. The overall improvement in gross margin was driven by the sales variances noted above primarily reflecting a lower proportion of closeout sales to total net sales, improved wholesale margins and improved international margins.

Selling, General and Administrative (SG&A) Expenses.  The changes in SG&A expenses for the three months ended June 30, 2016 compared to the similar period last year was primarily due to:

•
increased occupancy and rent expense of approximately $2,000 in the current period, largely driven by the additional $1,200 restructuring charges for early termination of store leases and new retail stores opened subsequent to June 30, 2015;

•
increased project-based expenses of approximately $2,000 in the current period, largely attributable to contracts related our Business Transformation Project implementation and management fees related to our updated E-Commerce website;

•	increased expense of approximately $1,000 related to changes in the current period for the Sanuk brand contingent consideration compared to the prior period;

•	increased depreciation expense of approximately $1,000 primarily associated with the ERP system upgrade that was placed into service in April 2016;

•	increased warehouse expenses of approximately $1,000 largely driven by costs related to closing and transitioning warehouses and moving inventory;

•
increased salaries of approximately $1,400, largely attributable to transition costs related to the move from Irvine to our new distribution center in Moreno Valley and a timing difference attributable to full operations commencing in the prior period at Moreno Valley and increased severance costs of $400 related to restructuring;

•	a decrease in our accounts receivable allowances of approximately $3,000 in the current period compared to the first quarter fiscal year 2016 which reflected an adjustment for several customers; and

•	decreased recognition of performance-based compensation of approximately $1,000 attributable to a change in the annual cash incentive plan.

(Loss) income from Operations.  The following table summarizes operating (loss) income by segment:

	Three Months Ended June 30,
			Change
	2016	2015	Amount	%
UGG wholesale	$(10,212)	$(3,380)	$(6,832)	(202.1)%
Teva wholesale	1,862	5,874	(4,012)	(68.3)
Sanuk wholesale	4,181	5,348	(1,167)	(21.8)
Other brands wholesale	(1,630)	(4,000)	2,370	59.3
Direct-to-Consumer	(19,419)	(15,205)	(4,214)	(27.7)
Unallocated overhead costs	(53,101)	(52,345)	(756)	(1.4)
Total	$(78,319)	$(63,708)	$(14,611)	(22.9)%

The increase in loss from operations resulted from lower sales driven by the difference in the timing of shipments as noted above and higher SG&A expenses primarily as a result of approximately $1,700 of restructuring charges and approximately $2,000 of expenses related to Business Transformation Project implementation. These factors were partially offset by higher gross margins attributable to the lower impact of closeout sales compared to the prior period.

The increase in loss from operations of UGG brand wholesale was the result of the difference in the timing of shipments noted above.

The decrease in income from operations of Teva brand wholesale was primarily due to the timing of shipments noted above.

The decrease in income from operations of Sanuk brand wholesale was primarily due to a decrease in sales reflecting the timing of shipments noted above, partially offset by a decrease in operating expenses of approximately $1,000. The decrease in operating expenses was primarily attributable to changes in the current period for the Sanuk brand contingent consideration compared to the prior period.

The operating results of our other brands wholesale improved over the prior year period due to improved gross profit for Hoka and a decrease in operating expenses of approximately $1,000. The decrease in operating expenses was largely attributable to lower expenses related to discontinued brands.

The increase in loss from operations of our DTC business resulted from an increase in DTC operating expenses of approximately $2,000 and a decrease in sales reflecting the challenging retail environment as noted in DTC net sales above. The increase in DTC operating expenses was largely attributable to higher advertising expenses, salaries and website management fees for our E-Commerce operations and restructuring charges of approximately $1,300 related to our retail store fleet optimization.

Unallocated overhead costs were relatively unchanged from the prior year.

Refer to Note 12 "Business Segments" to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for a discussion of our reportable business segments.

Other Expense, Net.  The decrease in total other expense, net was primarily due to an increase in miscellaneous income related to higher level of E-Commerce website credits, partially offset by an increase in interest expense as a result of the higher balances outstanding under our lines of credit compared to the prior period.

Income Taxes. Income taxes for interim periods are computed using an estimated effective tax rate that is expected to be applicable for the full fiscal year. The estimated tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter. The estimated income tax benefit and effective income tax rate as of June 30, 2016 and June 30, 2015 were as follows:

	Three Months Ended June 30,
	2016	2015
Income tax benefit	$(19,963)	$(17,355)
Effective income tax rate	25.3%	26.8%

The decrease in the estimated effective tax rate was primarily due to a change in the jurisdictional mix of expected worldwide income before income taxes.  The change in jurisdictional mix was primarily driven by the continued impact of our strategic supply chain reorganization and our anticipated foreign income before income taxes relative to prior periods and relative to our anticipated worldwide income before income taxes. As a result of these factors, our estimated effective tax rate decreased 1.5% relative to the three months ended June 30, 2015.

Foreign loss before income taxes was $38,247 and $17,782 and worldwide loss before income taxes was $78,881 and $64,682 for the three months ended June 30, 2016 and 2015, respectively. Foreign loss before income taxes represented 48.5% and 27.5% of the worldwide loss before income taxes for the quarter ended June 30, 2016 and 2015, respectively. The increase in foreign loss before income taxes as a percentage of worldwide loss before income taxes was primarily due to an increase in foreign operating expenses of $2,800 and an increase of domestic pre-tax income of $13,700.

Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  At June 30, 2016, we had approximately $174,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.

We expect that our foreign income or loss before income taxes, as well as our effective tax rate, will continue to fluctuate from period to period based on several factors, including the outcome of our expansion initiatives, the impact of our global product sourcing organization, and our actual financial and operating results. In particular, we believe that the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business, will result in increases in foreign income before income taxes both in absolute terms and as a percentage of worldwide income before income taxes. In addition, we believe that our effective tax rate will continue to be impacted by our actual foreign income before income taxes relative to our actual worldwide income before income taxes.

Net Loss. Our net loss increased as a result of the factors discussed above. Our loss per share increased primarily due to the increase in our net loss during the three months ended June 30, 2016 compared to the prior period.

Accumulated Other Comprehensive Loss. The reduction of the accumulated other comprehensive loss of approximately $7,000 during the three months ended June 30, 2016 is primarily attributable to the unrealized gains on British Pound hedges and as a result of the strengthening of the US Dollar.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Liquidity and Cash Flows

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and as needed, the borrowings available under our credit arrangements. In an economic recession or under other adverse economic conditions, our cash generated from operations may decline, and we may be unable to realize a return on our cash and cash equivalents, secure additional credit on favorable terms, or renew or access our existing lines of credit. These factors may impact our working capital reserves and have a material adverse effect on our business.

Our cash flow cycle includes the purchase of or deposits for raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30 and September 30 to support sales for the UGG brand’s major selling seasons, which historically occur during the quarters ending September 30 and December 31; whereas, the Teva and Sanuk brands build inventory levels beginning in the quarters ending December 31 and March 31 in anticipation of the spring selling season that occurs in the quarters ending March 31 and June 30. Given the seasonality of our business, our working capital requirements fluctuate significantly throughout the year. The cash required to fund these working capital fluctuations has historically been provided using internal cash and cash equivalents balances, cash generated from operations and borrowings under our credit arrangements.

We believe that our cash and cash equivalents balances, cash generated from operations, and available borrowings under our Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, Comerica Bank and HSBC Bank USA, National Association, as co-syndication agents, and the lenders from time to time party thereto, as amended (Second Amended and Restated Credit Agreement), our credit facility in China, as amended (Second Amended China Credit Facility), and our credit facility in Japan (Japan Credit Facility) will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months. However, risks and uncertainties that could impact our liquidity include our earnings growth rate, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, unexpected changes in weather conditions, and the timing and extent of restructuring charges, among others. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to borrow under our existing credit arrangements, seek new credit arrangements, or sell additional debt or equity securities. The sale of convertible debt securities or equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in additional debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

The following table summarizes our cash flows:

	Three Months Ended June 30,
			Change
	2016	2015	Amount	%
Net cash used in operating activities	$(43,393)	$(27,020)	$(16,373)	(60.6)%
Net cash used in investing activities	(20,114)	(23,455)	3,341	14.2
Net cash provided by (used in) financing activities	22,411	(7,715)	30,126	390.5

Cash from Operating Activities.  The increase in net cash used in operations during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to: (1) changes in inventory levels, (2) an increase in the net loss and (3) the net impact of changes in noncash adjustments, primarily related to depreciation, stock compensation and restructuring costs. The change in inventory levels relates to lower than anticipated sales during the third quarter of fiscal year 2016. These cash flows were offset in part by changes in trade accounts payable and trade accounts receivable compared to the three months ended June 30, 2015. The change in payables relates to the change in inventory levels. The change in trade accounts receivable was primarily related to increased cash collections compared to the prior period.

The reduction in net cash provided by operations during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to: (1) changes in inventory levels and income taxes receivable, (2) the net impact of changes in noncash adjustments, primarily related to depreciation, amortization and accretion and (3) an increase in net loss. The change in inventory levels relates to lower than anticipated sales. The change in income tax receivable was primarily related to a benefit for the quarter net loss. These cash flows were offset in part by changes in trade accounts payable and trade accounts receivable. The change in payables relates to the change in inventory levels compared to the three months ended June 30, 2014. The change in trade accounts receivable was primarily related to increased cash collections compared to the prior period.

Wholesale accounts receivable turnover decreased to 6.9 times in the 12 months ended June 30, 2016 compared to 7.1 times for 12 months ended June 30, 2015, due to the impact of higher average accounts receivable balances and lower wholesale sales.

Inventory turnover decreased to 2.4 times in the 12 months ended June 30, 2016 compared to 2.8 times in the 12 months ended June 30, 2015 due to the impact of higher average inventory levels and lower sales.

Cash from Investing Activities.  Net cash used in investing activities for the three months ended June 30, 2016 resulted from the build out of our new retail stores, the purchase of land adjacent to our corporate headquarters campus, and purchases of computer hardware and software.

Net cash used in investing activities for the three months ended June 30, 2015, resulted from the purchases of property and equipment and our acquisition of the Koolaburra brand. The capital expenditures were primarily related to infrastructure improvements to support our Omni-Channel transformation and international expansion, the build out of our new retail stores and distribution center, and purchases of computer hardware and software.

At June 30, 2016, we had approximately $7,000 of material commitments for future capital expenditures primarily related to information technology upgrades at our distribution centers in California and tenant improvements for retail store space in the US. We estimate that the remaining capital expenditures for fiscal year 2017 including the aforementioned commitments will range from approximately $35,000 to $40,000. We anticipate these expenditures will primarily relate to the build out of our DTC business and corporate facilities, our BusinessTransformation Project and equipment for our new distribution center. The actual amount of capital expenditures may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities. For the three months ended June 30, 2016, net cash provided by financing activities was comprised primarily of net borrowings and repayments of short-term borrowings, partially offset by cash paid for contingent consideration related to our Sanuk brand acquisition.

For the three months ended June 30, 2015, net cash used in financing activities was comprised primarily of cash paid for repurchases of common stock, largely offset by short-term borrowings provided by our lines of credit.

In January 2015, we approved a new stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. Since inception through June 30, 2016, we have repurchased approximately 1,797,000 shares under the program for approximately $122,100, or an average price of $67.95 per share, leaving the remaining approved amount at approximately $77,900.

Capital Resources

During the three months ended June 30, 2016, we borrowed $110,000 and repaid $62,000 under our Second Amended and Restated Credit Agreement. At June 30, 2016, we had $101,000 of outstanding borrowings and outstanding letters of credit of approximately $700, resulting in available borrowings under our Second Amended and Restated Credit Agreement of approximately $298,300. Subsequent to June 30, 2016, we borrowed $72,000 resulting in a total outstanding balance of approximately $173,700 and available borrowings of approximately $226,300 at August 9, 2016.

During the quarter ended June 30, 2016, we repaid approximately $5,000 under our Second Amended China Credit Facility. At June 30, 2016 and August 9, 2016, we had approximately $9,000 of outstanding borrowings under our Second Amended China Credit Facility resulting in available borrowing under our Second Amended China Credit Facility of approximately $14,000.

Our Japan Credit Facility provides for an uncommitted bilateral revolving line of credit of up to JPY 5,500,000, or approximately $53,000, for a maximum term of six months. At June 30, 2016, we had no outstanding balance under our Japan Credit Facility. Subsequent to June 30, 2016, we borrowed approximately $7,100 resulting in a total outstanding balance of approximately $7,100 and available borrowings of approximately $45,900 at August 9, 2016.

At June 30, 2016, we were in compliance with all covenants under our borrowing arrangements and we remain in compliance at August 9, 2016.

Contractual Obligations.

The following table summarizes our contractual obligations and contingent liabilities at June 30, 2016 and the expected impact of such obligations and liabilities in the periods indicated.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$315,544	$51,367	$96,316	$68,313	$99,548
Purchase obligations for product (2)	311,139	311,139	—	—	—
Purchase obligations for sheepskin (3)	78,502	19,553	58,949	—	—
Other purchase obligations (4)	26,152	11,606	6,796	7,750	—
Mortgage obligation (5)	51,977	2,168	4,336	4,336	41,137
Contingent consideration obligations (6)	274	274	—	—	—
Unrecognized tax benefit (7)	7,236	856	2,459	3,921	—
Total	$790,824	$396,963	$168,856	$84,320	$140,685

(1)	Our operating lease obligations primarily relate to property leases for our retail locations, distribution centers and regional offices.

(2)
The amounts set forth in the table reflect purchase obligations for products that we reasonably expect to fulfill in the ordinary course of business. However, a significant portion of the purchase obligations can be cancelled by us under certain circumstances. As a result, the amount does not necessarily reflect the dollar amount of our binding commitments or minimum purchase obligations, and instead reflects an estimate of our future payment obligations based on information currently available.

(3)
The amounts set forth in the table reflect our remaining commitments under existing supply agreements, net of any deposits or advances, for the periods indicated. We expect that purchases made by us under these agreements in the ordinary course of business will eventually exceed the minimum commitment levels, and that any deposits or advances will become fully refundable or reflected as a credit against purchases.

(4)	Our other purchase obligations generally consist of commitments for future capital expenditures, obligations under service contracts, and requirements to pay promotional expenses.

(5)
Our mortgage obligation consists of a mortgage secured by our corporate headquarters property. The mortgage has a fixed interest rate of 4.928%. Payments include principal and interest in an amount that amortizes the principal balance over a 30-year period; however, the loan will mature and have a balloon payment due on July 1, 2029 of approximately $23,400.

(6)
Our contingent consideration obligations consist solely of the final contingent consideration payment for the acquisition of the Hoka brand. For additional information, refer to Note 7 “Commitments and Contingencies” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

(7)
The unrecognized tax benefits relate to uncertain tax positions taken in our income tax return that would impact the effective tax rate, if recognized. For additional information, refer to Note 5 “Income Taxes” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments used in the preparation of our condensed consolidated financial statements, see Part IV, Note 1 “The Company and Summary of Significant Accounting Policies” to our consolidated financial statements of our Annual Report on Form 10-K, for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission on May 31, 2016. There have been no material changes to our critical accounting policies since March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG® (UGG) products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. There have been significant changes in the price of sheepskin in recent years as the demand for this commodity from our competitors, and from our customers has changed. Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool, global economic conditions, and other factors which are not considered predictable or within our control. Beginning in 2013, in an effort to reduce our dependency on sheepskin, we began using a new raw material, UGGpureTM, in some of our UGG products. In addition, we use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in purchase obligations, which are not reflected in our consolidated balance sheets. In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our margins.

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

Based on sensitivity analysis as of June 30, 2016, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $12,000. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign exchange currency exposures. We do not use foreign currency contracts for trading purposes.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our European and Asian operations. Approximately $43,000, or 24.9%, of our total net sales for the three months ended June 30, 2016 were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional. We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income (loss).  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors. We believe that this has been a significant factor contributing to a slowdown in traffic within our domestic retail locations, particularly within our flagship stores that are located in major tourist cities.

Interest Rate Risk. Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, National Association, as administrative agent, Comerica Bank and HSBC Bank USA, National Association, as co-syndication agents, and the lenders from time to time party thereto, as amended, provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At June 30, 2016, the effective interest rate was 1.96%. Our credit facility in China, as amended, provides for interest on outstanding borrowings at rates based on the People’s Bank of China rate, which was 4.35% at June 30, 2016. A 1.0% increase in interest rates on the above borrowings would result in an approximately $300 increase to interest expense for the three months ended June 30, 2016. See Note 6 "Notes Payable and Long Term Debt" to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Controls can be circumvented by individual acts, by collusion of two or more people or by management override of the controls, and no evaluation of controls can detect all instances of fraud. In addition, the design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2016. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the legal proceedings disclosed in Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K, for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission on May 31, 2016.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the unaudited condensed consolidated financial statements and accompanying notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission on May 31, 2016, as well as in our other public filings with the Securities and Exchange Commission. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2015, we approved a new stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. There were no repurchases during the three months ended June 30, 2016.

Since inception through June 30, 2016, we have repurchased approximately 1,797,000 shares under the program for approximately $122,100, or an average price of $67.95 per share, leaving the remaining approved amount at approximately $77,900.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*#10.1	2017 Performance-Based Annual RSUs Agreement
*#10.2	2017 Time-Based Annual RSUs Agreement
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(a) under the Exchange Act, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date:	August 9, 2016	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer