Form 10-Q
period 2016-09-30
DECKERS OUTDOOR CORP
filed 2016-11-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2016

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

As of October 28, 2016, the registrant had 32,084,838 shares of its $0.01 par value common stock outstanding.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) and the information and documents incorporated by reference in this Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position and market opportunities. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference in this Quarterly Report, contain forward-looking statements relating to, among other things:

•	the results of our restructuring efforts, including retail store fleet optimization and office consolidation;

•	the implementation and potential impact of our Business Transformation Project (as defined in this Quarterly Report);

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels, and geographic mix;

•	the success of new products, brands, and growth initiatives;

•	the impact of seasonality and weather on our operations;

•	expectations regarding our net sales and earnings growth and other financial metrics;

•	our development of worldwide distribution channels;

•	trends affecting our financial condition, results of operations, liquidity or cash flows;

•	our expectations for expansion of our Direct-to-Consumer capabilities;

•	overall global economic trends, including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage;

•	the availability and cost of raw materials;

•	the value of our goodwill and other intangible assets, and any future write-downs or impairment charges;

•	our commitments and contingencies, including our purchase obligations for product and sheepskin; and

•	the impact of recent accounting pronouncements.

Forward-looking statements represent our management's current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements predicted, assumed or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as in our other filings with the Securities and Exchange Commission. You should read this Quarterly Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of the New York Stock Exchange, we expressly disclaim any intent or obligation to update any forward-looking statements.

We qualify all of our forward-looking statements with these cautionary statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except par value)

	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$110,047	$245,956
Trade accounts receivable, net of allowances ($30,830 at September 30, 2016 and $30,195 at March 31, 2016)	300,159	160,154
Inventories	578,027	299,911
Prepaid expenses	20,454	18,249
Other current assets	48,030	38,039
Income taxes receivable	18,312	23,456
Total current assets	1,075,029	785,765
Property and equipment, net of accumulated depreciation ($176,246 at September 30, 2016 and $163,807 at March 31, 2016)	246,723	237,246
Goodwill	127,934	127,934
Other intangible assets, net of accumulated amortization ($49,375 at September 30, 2016 and $45,302 at March 31, 2016)	78,740	83,026
Deferred tax assets	21,574	20,636
Other assets	22,601	23,461
Total assets	$1,572,601	$1,278,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$278,026	$67,475
Trade accounts payable	202,917	100,593
Accrued payroll	26,148	20,625
Other accrued expenses	25,034	39,449
Income taxes payable	3,784	6,461
Value added tax payable	9,952	3,895
Total current liabilities	545,861	238,498

Long-term liabilities:
Mortgage payable	32,366	32,631
Income tax liability	9,306	9,073
Deferred rent obligations	15,711	16,139
Other long-term liabilities	12,083	14,256
Total long-term liabilities	69,466	72,099

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 32,084 at September 30, 2016 and 32,020 at March 31, 2016)	321	320
Additional paid-in capital	165,812	161,259
Retained earnings	806,836	826,449
Accumulated other comprehensive loss	(15,695)	(20,557)
Total stockholders’ equity	957,274	967,471
Total liabilities and stockholders' equity	$1,572,601	$1,278,068

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net sales	$485,944	$486,855	$660,337	$700,660
Cost of sales	269,519	272,742	367,660	399,951
Gross profit	216,425	214,113	292,677	300,709
Selling, general and administrative expenses	162,402	162,900	316,973	313,204
Income (loss) from operations	54,023	51,213	(24,296)	(12,495)
Other expense (income), net:
Interest income	(103)	(65)	(307)	(181)
Interest expense	1,943	1,532	3,378	2,567
Other, net	(289)	(96)	(958)	(41)
Total other expense, net	1,551	1,371	2,113	2,345
Income (loss) before income taxes	52,472	49,842	(26,409)	(14,840)
Income tax expense (benefit)	13,167	13,465	(6,796)	(3,890)
Net income (loss)	39,305	36,377	(19,613)	(10,950)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedging	(890)	1,027	2,019	(436)
Foreign currency translation adjustment	(856)	(1,091)	2,843	1,675
Total other comprehensive income (loss)	(1,746)	(64)	4,862	1,239
Comprehensive income (loss)	$37,559	$36,313	$(14,751)	$(9,711)

Net income (loss) per share:
Basic	$1.23	$1.12	$(0.61)	$(0.33)
Diluted	$1.21	$1.11	$(0.61)	$(0.33)
Weighted-average common shares outstanding:
Basic	32,057	32,511	32,041	32,812
Diluted	32,422	32,775	32,041	32,812

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(19,613)	$(10,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	25,885	25,063
Change in fair value of contingent consideration	—	(1,806)
Provision for doubtful accounts, net	610	3,531
Deferred tax provision	(2,147)	153
Stock compensation	4,661	6,235
Loss (gain) on sale of assets	534	(938)
Impairment of long-lived assets	—	2,235
Restructuring costs	2,632	—
Other	—	287
Changes in operating assets and liabilities:
Trade accounts receivable	(140,615)	(147,330)
Inventories	(278,117)	(355,242)
Prepaid expenses and other current assets	(10,090)	(7,914)
Income tax receivable	6,665	(7,507)
Other assets	858	(215)
Trade accounts payable	102,324	160,514
Contingent consideration	—	(797)
Accrued expenses	21,845	6,124
Income taxes payable	(2,678)	(3,705)
Long-term liabilities	(2,370)	3,875
Net cash used in operating activities	(289,616)	(328,387)
Cash flows from investing activities:
Purchases of property and equipment	(31,626)	(36,484)
Purchases of tangible, intangible, and other assets, net	—	(4,700)
Proceeds from sale of assets	—	2,435
Net cash used in investing activities	(31,626)	(38,749)
Cash flows from financing activities:
Proceeds from issuance of short-term borrowings	302,801	342,335
Proceeds from issuance of stock under ESPP	412	—
Repayments of short-term borrowings	(91,900)	(30,896)
Cash paid for shares withheld for taxes	(4,037)	(413)
Excess tax benefit from stock compensation	1,084	59
Cash paid for repurchases of common stock	—	(69,201)
Contingent consideration paid	(19,784)	(161)
Repayment of mortgage principal	(252)	(239)
Net cash provided by financing activities	188,324	241,484

Effect of exchange rates on cash	(2,991)	284
Net change in cash and cash equivalents	(135,909)	(125,368)
Cash and cash equivalents at beginning of period	245,956	225,143
Cash and cash equivalents at end of period	$110,047	$99,775

See accompanying notes to unaudited condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(Continued)

	Six Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes, net of $6,592 payments in fiscal year 2017	$(9,407)	$6,582
Interest	2,289	785
Non-cash investing and financing activities:
Accrued for purchases of property and equipment	1,875	2,621
Accrued for asset retirement obligations	517	558
Accrued for shares withheld for taxes	6	—

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements and the accompanying notes thereto have been condensed and do not contain certain information that will be included in the Company’s annual audited consolidated financial statements and the accompanying notes thereto.  See the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended March 31, 2016, filed with the SEC on May 31, 2016 for further information.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and the accompanying notes thereto.  Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable.  Significant areas requiring the use of management's estimates relate to inventory write-downs, accounts receivable allowances, returns liabilities, stock-based compensation, impairment assessments, depreciation and amortization, income tax liabilities, uncertain tax positions and income taxes receivable, the fair value of financial instruments, and the fair values of assets and liabilities, including goodwill and other intangible assets.  Actual results could differ materially from these estimates.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which provides for a one-year deferral of the effective date of ASU No. 2014-09, as well as early application, which will be effective for the Company on April 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance related to principal versus agent considerations within ASU No. 2014-09. The Company is evaluating the effect that these ASUs will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting. However, the adoption of the new revenue standard is not expected to have a material impact on the condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. US GAAP currently requires that, at each financial statement date, entities measure inventory at the lower of cost or market, which is typically determined by reference to the current replacement cost. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The Company is evaluating the effect this ASU will have on its condensed consolidated financial statements and related disclosures, but it is not expected to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) at fair value and an offsetting right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain that it will exercise an option to extend the lease or not exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain that it will exercise that purchase option. This ASU is effective for the Company on April 1, 2019. The Company is evaluating the effect that the adoption of this ASU No. 2016-02 will have on its condensed consolidated financial statements and related disclosures. Since the Company utilizes operating leases for most of its facilities and retail stores, it is anticipated that adoption of this ASU will have a material impact on its balance sheet presentation.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires an entity to recognize excess tax benefits and certain tax deficiencies associated with employee share-based payment awards in the income statement instead of in additional paid-in-capital when the awards vest or are settled, and present excess tax benefits as an operating activity on the statement of cash flows instead of as a financing activity. This ASU also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and to make a policy election to either estimate the number of awards that are expected to vest or to account for forfeitures as they occur. In addition, the cash paid by an entity to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation is required to be classified as a financing activity on its statement of cash flows. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The Company is evaluating the effect that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures, but it is not expected to have a material impact.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The ASU addressed specific cash flow issues with the objective of reducing the diversity in practice prior to issuance of the update. This ASU is applicable for the Company on April 1, 2018, with early adoption permitted. The Company is evaluating the effect that the adoption of this ASU will have on its statement of cash flows and related disclosures, but it is not expected to have a material impact.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

Note 2. Restructuring

In February 2016, the Company announced the implementation of a retail store fleet optimization and office consolidation that is intended to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration, and includes the closure of facilities and relocation of employees. The Company has begun to realign its brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group will include the UGG and Koolaburra® by UGG (Koolaburra) brands. The Performance Lifestyle group includes the Teva, Sanuk, Hoka One One® (Hoka) and Ahnu® (Ahnu) brands. As part of this realignment, we also relocated our Sanuk brand operations in Irvine, California to our corporate headquarters in Goleta, California. In addition, we closed our Ahnu brand operations office in Richmond, California and consolidated our European offices.

The Company is in the process of evaluating its portfolio of retail stores. The Company identified 24 retail stores that are candidates for potential closure and has closed 10 stores in total as of September 30, 2016.

Subsequent to the sales of the Company's discontinued MOZO and TSUBO brands, in July 2015 and February 2016, respectively, the operating results for the other brands segment include only the Hoka, Ahnu and Koolaburra brands. The Company plans to leverage elements of the Ahnu brand, including particular styles, under the Teva brand beginning in calendar year 2017.

As a result of the restructuring, the Company has incurred charges totaling approximately $27,400 through September 30, 2016. Of the total amount, approximately $3,600 remained accrued at September 30, 2016, and is expected to be paid during fiscal year 2017. Restructuring charges are reflected in selling, general and administrative expenses and the related liability is reflected in other accrued expenses. It is anticipated that the Company will incur an additional $7,000 to $12,000 of similar restructuring costs during the remainder of fiscal year 2017. The following table summarizes these restructuring charges:

	Lease Termination Costs	Severance Costs	Leasehold Impairments	Software Impairments	Other	Total
Fiscal year 2016 charges	$8,900	$4,000	$5,800	$3,800	$2,300	$24,800
Paid in cash	(1,200)	(600)	—	—	—	(1,800)
Non-cash	—	—	(5,800)	(3,800)	(500)	(10,100)
Liability as of March 31, 2016	7,700	3,400	—	—	1,800	12,900
Additional charges	1,500	1,000	100	—	—	2,600
Paid in cash	(6,800)	(3,200)	—	—	(1,800)	(11,800)
Non-cash	—	—	(100)	—	—	(100)
Liability as of September 30, 2016	$2,400	$1,200	$—	$—	$—	$3,600

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

Note 3. Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets are summarized as follows:

	Goodwill	Other Intangible Assets, Net
Balance at March 31, 2016	$127,934	$83,026
Amortization expense	—	(4,135)
Changes in foreign currency exchange rates	—	(151)
Balance at September 30, 2016	$127,934	$78,740

The Company’s goodwill by segment is summarized as follows:

	September 30, 2016	March 31, 2016
UGG brand	$6,101	$6,101
Sanuk brand	113,944	113,944
Other brands	7,889	7,889
Total	$127,934	$127,934

Goodwill is initially recorded as the excess of the purchase price over the fair value of the brand or other assets acquired in a business combination. Consistent with the applicable accounting guidance, goodwill is subsequently tested annually for impairment. If, as of the time of conducting the impairment test, it is determined that the value of the brand, as determined by reference to product sales, operating margins or other indicators of value associated with the brand, has declined to a point that the fair value of the brand is below the carrying amount of goodwill for the brand, the Company may be required to write down the amount of goodwill (i.e. take an impairment charge). The Company evaluates Sanuk goodwill and Teva trademarks for impairment at October 31 of each year, and evaluates UGG and the other brands’ goodwill for impairment at December 31 of each year. The Company also performs interim evaluations of goodwill impairment if events or changes in circumstances between annual tests suggest additional testing may be warranted to determine if goodwill may be impaired.

The assessment of goodwill impairment involves valuing the Company’s various reporting units that carry goodwill, which are currently the same as the Company’s operating segments. As noted in the table above, most of the Company’s goodwill is related to the Sanuk wholesale reportable segment, with the remaining goodwill related to the UGG and other brands wholesale reportable segments.

Based on an assessment of relevant qualitative factors as required by the applicable accounting guidance, the Company determined that it was not required to conduct an interim evaluation of goodwill and intangible assets impairment as of September 30, 2016. While the October 31 impairment analysis is still in the early stages in conjunction with the Company's review of the long-term strategic plan for the Sanuk operating segment, it is possible that the annual analysis of Sanuk goodwill could result in an impairment charge.

The test for impairment involves the use of estimates and assumptions related to the fair value of the brands with which goodwill is associated. For purposes of testing goodwill impairment, the Company uses the same estimates that it uses to manage its business, including future sales and operating results, and other factors that could affect fair value or otherwise indicate potential impairment. The Company also considers the brands’ ability to generate income from operations and positive cash flow in future periods, as well as changes in consumer demand or acceptance of the brand’s products. The fair value determination could change materially if different estimates and assumptions were used. Furthermore, the estimates and assumptions used to calculate the fair value of a brand may change from period to period based upon a number of factors, including actual operating results, declining market conditions, changes in the retail environment, and increased competition, and are subject to a high degree of uncertainty. Changes in estimates

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

and assumptions used to determine whether impairment exists, or changes in actual results compared to expected results, could result in impairment charges in future periods.

Note 4. Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, inventories, prepaid expenses, income taxes receivable, other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable and value added taxes payable approximate the carrying values due to the relatively short maturities of these assets and liabilities.  The fair values of the Company’s long-term liabilities do not significantly differ from the carrying values.  The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

The Company has established a nonqualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a nonqualified basis.  For each plan year, on behalf of the Company, the Company's Board of Directors may, but is not required to, contribute any amount it desires to any participant under this program.  In March 2015, the Company's Board of Directors approved a company contribution feature for future plan years beginning in calendar year 2016 and gave the authority to management to approve actual contributions. At September 30, 2016 and March 31, 2016, no payment was made or pending.  The value of the deferred compensation is recognized based on the fair value of the participants’ accounts.  The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program, with the assets invested in company-owned life insurance policies reported in other assets on the condensed consolidated balance sheets.  Deferred compensation of $3,454 and $308 is included in other accrued expenses and $3,343 and $5,993 is included in other long-term liabilities in the condensed consolidated balance sheets at September 30, 2016 and March 31, 2016, respectively.

The inputs used in measuring fair value are prioritized into the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.

The assets and liabilities that are measured on a recurring basis at fair value are summarized as follows:

	Fair Value at September 30,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Nonqualified deferred compensation asset	$6,445	$6,445	$—	$—
Nonqualified deferred compensation liability	(6,797)	(6,797)	—	—
Designated derivatives asset	4,649	—	4,649	—
Designated derivatives liability	(900)	—	(900)	—
Non-designated derivatives assets	358	—	358	—
Non-designated derivatives liability	(105)	—	(105)	—
Contingent consideration for acquisition of business	(300)	—	(300)	—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

	Fair Value at March 31,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Nonqualified deferred compensation asset	$6,083	$6,083	$—	$—
Nonqualified deferred compensation liability	(6,301)	(6,301)	—	—
Designated derivatives asset	2,903	—	2,903	—
Designated derivatives liability	(2,549)	—	(2,549)	—
Contingent consideration for acquisition of business	(20,000)	—	—	(20,000)

The Level 2 inputs consist of forward spot rates at the end of the applicable period.

The Level 3 inputs include subjective assumptions used to value the contingent consideration liability in connection with prior acquisitions. The contingent consideration amount at September 30, 2016 represents the remaining liability related to the purchase of the Hoka brand.

Sanuk. During the six months ended September 30, 2016, the final contingent consideration payment attributable to the Sanuk brand acquisition was made in the amount of $19,700.

Hoka One One. The purchase price for the Hoka brand, acquired in September 2012, includes contingent consideration of up to $2,000, of which approximately $1,700 has been paid. At September 30, 2016, the final contingent consideration payment of approximately $300 is pending final disbursement.

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

The Company had no additional accruals for unrecognized tax benefits during the three and six months ended September 30, 2016. The balance of gross unrecognized tax benefits at September 30, 2016 is $8,695, of which $7,482 is reflected in the non-current income tax liability and the remainder is included in the current income taxes payable in the condensed consolidated balance sheets. The accrual relates to tax positions taken in years that are subject to examination. The Company recorded additional accruals for interest and potential penalties of $106 and$302, respectively, related to income tax matters on the condensed consolidated statements of comprehensive loss during the three and six months ended September 30, 2016. At September 30, 2016, accrued interest and potential penalties are $2,144, of which $1,824 is reflected in the non-current income tax liability and the remainder is reflected in the current income taxes payable in the condensed consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

Note 6. Notes Payable and Long Term Debt

Domestic Line of Credit. In August 2015, the Company entered into an amendment to the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, National Association (as amended, Second Amended and Restated Credit Agreement) to add certain foreign subsidiaries as borrowers. At September 30, 2016, the Company had $255,000 of outstanding borrowings under the Second Amended and Restated Credit Agreement and outstanding letters of credit of approximately $600.  As a result, the available borrowings under the Second Amended and Restated Credit Agreement were approximately $144,400 as of September 30, 2016. Amounts outstanding are included in short-term borrowings in the condensed consolidated balance sheet at September 30, 2016 and March 31, 2016. Interest is tied to the prime rate or, at the Company's election, to the adjusted London Interbank Offered Rate. At September 30, 2016, the effective and prime interest rates were 2.03% and 4.00%, respectively. In October 2016, the Company amended the Second Amended and Restated Credit Agreement to allow increased borrowing under its credit facility in China (as amended by the first amendment and second amendment described below, the Second Amended China Credit Facility). At November 9, 2016, the Company had a total outstanding balance of approximately $266,600 and available borrowings of approximately $133,400.

China Line of Credit. In October 2015, the Company entered into a first amendment to its credit facility in China to provide for an increase in the uncommitted revolving line of credit to CNY 150,000, or approximately $22,500, including a sublimit of CNY 50,000, or approximately $7,500, for the Company's wholly owned subsidiary, Deckers Footwear (Shanghai) Co., LTD. During the quarter ended September 30, 2016, the Company borrowed approximately $13,500 under the Second Amended China Credit Facility, resulting in a total outstanding balance of approximately $22,500 and no available borrowings at September 30, 2016. Amounts outstanding are included in short-term borrowings in the condensed consolidated balance sheet at September 30, 2016. Interest is based on the People’s Bank of China rate, which was 4.35% at September 30, 2016. In October 2016, the Company entered into a second amendment to its credit facility with China to provide for an increase in the line of credit to an aggregate of CNY 300,000, or approximately $45,000. At November 9, 2016, the Company had a total outstanding balance of approximately $16,500 and available borrowings of approximately $28,500.

Japan Line of Credit. In March 2016, Deckers Japan, G.K., a wholly owned subsidiary of the Company, entered into a credit facility in Japan (Japan Credit Facility) that provides for an uncommitted bilateral revolving line of credit of up to JPY 5,500,000, or approximately $54,000, for a maximum term of six months for each draw on the facility. The Japan Credit Facility renews annually, and is guaranteed by the Company. Interest is based on the Tokyo Interbank Offered Rate for three months plus 0.40%. At September 30, 2016, the effective interest rate was 0.46%. At September 30, 2016, the Company had no outstanding borrowings. At November 9, 2016, the Company had a total outstanding balance of approximately $21,000 and available borrowings of approximately $33,000.

Note 7. Commitments and Contingencies

Purchase Obligations. There were no material changes to the purchase obligations for product, sheepskin and various other service and promotional agreements reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, other than those which occurred in the ordinary course of business. The Company had $5,000 of material commitments for future capital expenditures as of September 30, 2016.

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

Contingent Consideration. During the six months ended September 30, 2016, the final contingent consideration payment attributable to the Sanuk brand acquisition was made in the amount of $19,700.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

The purchase price for the Hoka brand includes contingent consideration of up to $2,000, of which approximately $1,700 has been paid. At September 30, 2016, the final contingent consideration payment of approximately $300 is pending disbursement.

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

Management believes that the likelihood of any payments under any of these arrangements is remote and, if they were to occur, would be immaterial. This determination was made based on the Company's prior history of claims and related payments.  There are no currently pending claims relating to indemnification matters.

Note 8. Stockholders’ Equity

Annual Restricted Stock Unit (Annual RSU) Grants. The Company has elected to grant annual RSUs to key personnel. A portion of the annual RSUs are subject to the achievement of both performance and service conditions, and a portion is only subject to service conditions. The annual RSUs granted entitle the recipients to receive shares of the Company's common stock upon vesting. Subject to the achievement of performance conditions, the fiscal year 2017 performance-based annual RSUs vest in equal one-third installments over three consecutive years commencing on August 15, 2017. The fiscal year 2017 time-based annual RSUs vest in equal annual installments over three consecutive years following the date of grant. During the three months ended September 30, 2016, the Company granted approximately 64,000 performance-based annual RSUs at a weighted-average grant date fair value of $68.55 per share and approximately 105,000 time-based annual RSUs at a weighted-average grant date fair value of $65.83 per share. During the six months ended September 30, 2016, the Company granted approximately 84,000 performance-based annual RSUs at a weighted-average grant date fair value of $65.86 per share and approximately 156,000 time-based annual RSUs at a weighted-average grant date fair value of $62.83 per share. At September 30, 2016, the Company believed that the achievement of at least the threshold performance objective of the fiscal year 2017 performance-based annual RSUs was probable, and therefore recognized compensation expense accordingly for these awards. At September 30, 2016, future unrecognized compensation cost for all annual RSUs granted during fiscal year 2017, excluding estimated forfeitures, was approximately $14,000.

Employee Stock Purchase Plan. The 2015 Employee Stock Purchase Plan (2015 ESPP) provides for the initial authorization of 1,000,000 shares of the Company’s common stock. Eligible employees commenced participation in the 2015 ESPP in March 2016. Each purchase period will be six months in duration and shares will be purchased on the last trading day of the purchase period at a price that reflects a 15% discount to the closing price on that date. During the six month purchase period ended August 2016, eligible employees purchased 7,000 shares of the Company's stock at a purchase price of $55.55.

Stock Repurchase Programs. The Company did not repurchase any stock during the six months ended September 30, 2016. Since inception through September 30, 2016, the Company has repurchased approximately 1,797,000 shares under the program for approximately $122,100, or an average price of $67.95 per share, leaving the remaining approved amount at approximately $77,900.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

Note 9. Foreign Currency Exchange Contracts and Hedging

At September 30, 2016, the Company had foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $71,000, held by seven counterparties, which will mature at various dates over the next six months. In addition, the Company had non-designated derivative foreign currency exchange contracts with notional amounts of approximately $30,000, held by four counterparties, which will mature at various dates over the next six months. During the three and six months ended September 30, 2016, the Company settled foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $41,000 and $44,000, respectively, that had been entered into in previous periods. During the three and six months ended September 30, 2016, the Company entered into and settled non-designated derivative contracts with total notional amounts of approximately $61,000 and $124,000, respectively.

The nonperformance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives. During the three and six months ended September 30, 2016, the designated hedges remained effective. The effective portion of the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2016, the amount of unrealized gains on foreign currency hedging reflected in accumulated other comprehensive loss (see Note 10 “Accumulated Other Comprehensive Loss”) is expected to be reclassified into income within the next 9 months.

The following table summarizes the effect of foreign currency exchange contracts designated as cash flow hedging relationships:

	Six Months Ended September 30,
	2016	2015
Derivatives in designated cash flow hedging relationships	Foreign currency exchange contracts	Foreign currency exchange contracts
Amount of gain (loss) recognized in other comprehensive income on derivatives (effective portion)	$4,903	$(1,498)
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Net sales	Net sales
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)	$1,676	$(794)
Location of amount excluded from effectiveness testing	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain excluded from effectiveness testing	$355	$66

The following table summarizes the effect of foreign currency exchange contracts not designated as hedging instruments:

	Six Months Ended September 30,
	2016	2015
Derivatives not designated as hedging instruments	Foreign currency exchange contracts	Foreign currency exchange contracts
Location of amount recognized in income on derivatives	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of loss recognized in income on derivatives	$(881)	$(461)

Subsequent to September 30, 2016, the Company entered into non-designated derivative foreign currency exchange contracts with notional amounts totaling approximately $48,000, which are expected to mature over the next three months. Hedging contracts held as of November 9, 2016 were held by a total of nine counterparties.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

Note 10. Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	September 30, 2016	March 31, 2016
Unrealized gain on foreign currency hedging, net of tax	$2,171	$152
Cumulative foreign currency translation adjustment, net of tax	(17,866)	(20,709)
Accumulated other comprehensive loss	$(15,695)	$(20,557)

Note 11. Net Income (Loss) per Share

Basic net income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding, including the dilutive impact of potential issuances of common stock. The reconciliations of basic to diluted weighted-average common shares outstanding were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Weighted-average shares used in basic computation	32,057,000	32,511,000	32,041,000	32,812,000
Dilutive effect of stock-based awards (1)	365,000	264,000	—	—
Weighted-average shares used in diluted computation	32,422,000	32,775,000	32,041,000	32,812,000

Excluded annual RSUs (2)	131,000	177,000	420,000	480,000
Excluded long-term incentive plan RSUs (2)	396,000	457,000	396,000	457,000
Excluded non-employee director restricted stock awards (RSAs) (2)	—	—	10,000	9,000
Excluded stock appreciation rights (SARs) (2)	90,000	510,000	480,000	700,000

(1)
For the six months ended September 30, 2016 and 2015, the Company excluded all annual and long-term incentive plan RSUs, RSAs and SARs from the diluted net loss per share computation because they were antidilutive due to the net loss during the period. All excluded awards include the maximum amounts achievable for these awards.

(2)
The stock-based awards excluded from the dilutive effect were excluded because necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance for the three months ended September 30, 2016 and 2015. All excluded awards include the maximum amounts achievable for these awards.

Note 12. Business Segments

The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, other brands, and its DTC business. The Company’s other brands consist of the Hoka, Ahnu and Koolaburra brands.

The income (loss) from operations for each of the segments includes only those costs that are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment. The unallocated corporate overhead costs generally include costs associated with the distribution centers, executive compensation, accounting and finance, legal, information technology, human resources and facilities, among others.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

See Note 2 “Restructuring” and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report for further discussion of the Company's segments.

Business segment net sales and income (loss) information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net sales to external customers:
UGG wholesale	$337,852	$344,659	$383,753	$411,081
Teva wholesale	12,246	14,103	41,771	51,169
Sanuk wholesale	15,030	13,324	37,333	41,837
Other brands wholesale	34,830	28,153	53,241	49,538
Direct-to-Consumer	85,986	86,616	144,239	147,035
	$485,944	$486,855	$660,337	$700,660
Income (loss) from operations:
UGG wholesale	$112,510	$116,794	$102,298	$113,414
Teva wholesale	(2,121)	(442)	(259)	5,432
Sanuk wholesale	(211)	(23)	3,970	5,325
Other brands wholesale	2,362	283	732	(3,717)
Direct-to-Consumer	(6,092)	(9,607)	(25,511)	(24,812)
Unallocated overhead costs	(52,425)	(55,792)	(105,526)	(108,137)
	$54,023	$51,213	$(24,296)	$(12,495)

Inter-segment sales from the Company’s wholesale segments to our DTC segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales. Income (loss) from operations of the wholesale segments does not include any inter-segment gross profit from sales to our DTC segment.

Business segment asset information is summarized as follows:

	September 30, 2016	March 31, 2016
Total assets for reportable segments:
UGG wholesale	$731,318	$248,937
Teva wholesale	45,186	87,225
Sanuk wholesale	188,538	212,816
Other brands wholesale	67,742	65,072
Direct-to-Consumer	139,353	148,733
	$1,172,137	$762,783

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

A reconciliation of total assets from the reportable segments to the condensed consolidated balance sheet is as follows:

	September 30, 2016	March 31, 2016
Total assets for reportable segments	$1,172,137	$762,783
Unallocated cash and cash equivalents	110,047	245,956
Unallocated deferred tax assets	21,574	20,636
Other unallocated corporate assets	268,843	248,693
Consolidated total assets	$1,572,601	$1,278,068

Note 13. Concentration of Business, Significant Customers and Credit Risk

The Company does not consider international operations to be a separate segment, as management reviews such operations in the aggregate, together with the aforementioned segments.

Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	September 30, 2016	March 31, 2016
US	$220,681	$211,111
All other countries*	26,042	26,135
Total	$246,723	$237,246

*No other country’s long-lived assets comprised more than 10% of total long-lived assets as of September 30, 2016 or March 31, 2016.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions. Approximately 28.2% and 28.9% of the Company's total net sales were denominated in foreign currencies for the three months ended September 30, 2016 and 2015, respectively.  Approximately 27.3% and 26.8% of the Company's total net sales were denominated in foreign currencies for the six months ended September 30, 2016 and 2015, respectively. International sales comprised 35.7% and 38.1% of the Company's total net sales for the three months ended September 30, 2016 and 2015, respectively. International sales comprised 36.1% and 37.8% of the Company’s total net sales for the six months ended September 30, 2016 and 2015, respectively.  For the three and six months ended September 30, 2016 and 2015, no single foreign country comprised more than 10% of total net sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. No single customer accounted for more than 10% of net sales for the three and six months ended September 30, 2016 or 2015. At September 30, 2016, no single customer accounted for more than 10% of trade accounts receivable, net. At March 31, 2016, the Company had one customer representing 12.8% of trade accounts receivable, net.

The Company’s production is concentrated at a limited number of independent contractor factories in Asia. Sheepskin is the principal raw material for certain UGG products and the majority of sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom. The Company began using a new raw material, UGGpureTM (UGGpure), wool woven into a durable backing, in some of its UGG products in 2013.The Company currently purchases UGGpure from one supplier. The other production materials used by the Company are sourced primarily in Asia. The Company’s operations are subject to the customary risks of doing business abroad,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share data)

including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company’s control. Furthermore, the price of sheepskin is impacted by demand, industry, and competitors.

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

The remainder of the Company’s cash and cash equivalents balance is invested in interest bearing funds managed by third-party investment management institutions. These investments may include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. At September 30, 2016, the Company had experienced no loss or lack of access to cash in its operating accounts, invested cash or cash equivalents.

The Company’s cash and cash equivalents were as follows:

	September 30, 2016	March 31, 2016
Cash equivalents	$65,312	$195,575
Cash	44,735	50,381
Total cash and cash equivalents	$110,047	$245,956

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Quarterly Report.

This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” of this Quarterly Report.

Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

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

We sell our products through domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our Direct-to-Consumer (DTC) business, which is comprised of our retail store and E-Commerce businesses. Independent third parties manufacture all of our products.

Recent Developments

Restructuring. In February 2016, we announced the implementation of a retail store fleet optimization and office consolidation that is intended to streamline brand operations, reduce overhead costs, create operating efficiencies and improve collaboration, including the closure of facilities and relocation of employees. We have realigned our brands across two groups: Fashion Lifestyle and Performance Lifestyle. The Fashion Lifestyle group includes the UGG and Koolaburra brands. The Performance Lifestyle group includes the Teva, Sanuk and Hoka brands. As part of this realignment, we also relocated our Sanuk brand operations in Irvine, California to our corporate headquarters in Goleta, California. In addition, we closed our Ahnu brand operations office in Richmond, California and consolidated our European offices.

We are in the process of evaluating our portfolio of retail stores. We previously identified 24 retail stores as candidates for potential closure by the end of fiscal year 2017, of which 10 have been closed as of September 30, 2016.

Subsequent to the sales of our discontinued MOZO and TSUBO brands, the operating results for our other brands include only the Hoka, Ahnu and Koolaburra brands. We plan to leverage elements, including particular styles, of the Ahnu brand under the Teva brand beginning in calendar year 2017.

See Note 2 “Restructuring” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further information.

As a result of the restructuring, we have incurred charges totaling approximately $27,400 through September 30, 2016. Of the total amount, approximately $3,600 was accrued at September 30, 2016, and is expected to be paid during fiscal year 2017. It is anticipated that we will incur an additional $7,000 to $12,000 of similar restructuring costs during the remainder of fiscal year 2017.

Business Transformation Project. For the past several years, we have been planning to improve, automate and streamline our operational systems, processes, infrastructure and management through our business transformation project (Business Transformation Project). One such initiative involves upgrading our enterprise resource planning (ERP) system. Our ERP system integrates finance and accounting, purchase order management, inventory control, operations and sales across all lines of business. The ERP system centralizes all of our transactional data. We anticipate that the result of this implementation will be to increase efficiencies across our operations. The initiative to upgrade our ERP system worldwide went live in April 2016 and the implementation is ongoing.

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

•
We believe there has been a meaningful shift in the way customers shop for products and make purchasing decisions. In particular, brick-and-mortar retail platforms appear to be experiencing a significant and prolonged decrease in consumer traffic, while E-Commerce businesses continue to evolve and experience growth. In addition, there appears to be a trend where customers are buying product closer to the particular wear occasion (buy now, wear now), which we believe tends to shorten the purchasing windows for weather-dependent product. We expect that these behaviors and trends will continue to change the competitive landscape in which we operate, as well as the timing of the sale of our products.

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

•
The sheepskin used in certain UGG and Koolaburra products is in high demand and limited supply, and there have been significant fluctuations in the price of sheepskin in the past, as the demand for this material has fluctuated. While we continually strive to contain our material costs by entering into fixed price contracts, exploring new footwear materials and utilizing new production technologies, fluctuations in sheepskin prices could materially impact our financial condition and operating results. In recent years, the impact of sheepskin price fluctuations on our operating results has been less dramatic, which we believe is partially a result of our introduction of UGGpure™, a real wool material woven into a durable backing, which we use in some of our products instead of sheepskin.

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

•
Evolution of our Classics business through the evolution of features in our Classic boot and the introduction of innovative, Classics-inspired products such as the Classic Slim, the Classic Luxe, the Classic Street and the Classic II, alongside targeted marketing campaigns.

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

Teva Brand

For over 30 years, the Teva brand has fueled the expression of freedom through the adventure and outdoor lifestyle around the globe. The Teva brand pioneered the sport sandal category in 1984, and we launched the Originals Collection to honor the heritage of the Teva brand by revamping the styles on which the brand was founded by blending their original simplicity with modern sophistication.

In the US, our focus for the Teva brand will be to bolster our leadership position in sandals and to grow our position as a market leader within the modern outdoor lifestyle categories (shoes and boots). Growth opportunities within our current core channels of distribution - outdoor specialty, sporting goods, and family footwear retail chains - will be pursued through deepening penetration with evolved and expanded product offerings. The Teva brand plans to support its channel expansion beyond present distribution with focused investments in targeted, solution-driven marketing programs in order to attract new lifestyle consumers to the brand. However, we cannot assure investors that these efforts will be successful.

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

Other Brands

Our other brands consist of the Hoka, Ahnu and Koolaburra brands. These brands are sold through most of our distribution channels, and primarily through our wholesale channels.

The Hoka brand focuses on designing shoes with a unique performance midsole geometry, oversized midsole volume and active foot frame. These shoes are used by marathon runners, ultra-marathon runners and everyday runners. The Hoka brand was the second most worn shoe brand at this year's Iron Man World Championship. The Hoka brand has also received strong word-of-mouth marketing that has fueled both domestic and international sales growth.

We plan to leverage elements, including particular styles, of the Ahnu brand under the Teva brand beginning in calendar year 2017.

In April 2015, we acquired substantially all the assets related to the Koolaburra brand, a line of fashion casual footwear using sheepskin and other plush materials. We intend to position the Koolaburra brand as a high-quality, fashionable and affordable alternative to the UGG brand and to distribute the Koolaburra brand primarily through channels which do not offer the UGG brand. In November 2015, we added the “by UGG” attribute to the Koolaburra name to communicate to the consumer that the Koolaburra products come from the same company that designs and manufactures the UGG line. We believe this strategic acquisition will allow us to attract new and younger consumers by leveraging the expertise of the UGG brand while ultimately increasing our overall market share within the premium sheepskin footwear category.

With respect to the Hoka and Koolaburra brands, we expect to continue to leverage our design, marketing, and distribution capabilities to grow these brands. However, we cannot assure investors that our efforts to grow these brands will be successful.

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

Our owned retail stores enable us to directly impact our consumers' experiences, meet the growing demand for these products, sell the products at retail prices and generate annual operating income. Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, as well as full price in-line products, and products made specifically for the outlet stores. At September 30, 2016, we had a total of 165 retail stores worldwide.

Our E-Commerce business provides us with an opportunity to communicate to consumers with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. At September 30, 2016, we operate our E-Commerce business through an aggregate of 21 Company-owned websites in nine different countries.

We believe the results for our DTC segment have been, and will continue to be, impacted by the following trends and factors:

•	We intend to launch certain products directly through our DTC segment, including certain Classics-inspired products, which we believe will drive growth within the segment.

•	The evaluation of the growth of the DTC channel provides us with important data about product demand that we share with wholesale customers to help them make more informed ordering decisions.

•
We expect operating profit to remain strong for the DTC channel, and for the DTC channel to serve as a key driver of our overall profitability. This is principally because the gross margins associated with sales made through the DTC channel are typically higher than those associated with sales made through our wholesale channel.

•
Our retail store fleet continues to be an important component of our DTC segment. We have already penetrated the major metropolitan markets globally with our retail presence, and we intend to maintain our retail presence in these top markets and continue further expansion in secondary markets, as appropriate. We opened 14 new stores during the six months ended September 30, 2016. However, we continue to evaluate our portfolio of retail stores with the goal of optimizing our fleet; we previously identified 24 retail stores as candidates for potential closure by the end of fiscal year 2017, of which 10 have been closed as of September 30, 2016.

•	We continue to expect that our E-Commerce business will be a driver of growth, although we expect the growth rate will decline over time as the size of our E-Commerce business increases.

•	We believe the results of the retail component of our DTC business have been negatively impacted by recent weather patterns differing from historical weather patterns.

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

We converted one of our retail stores in China to a partner retail store during the six months ended September 30, 2016. Since we started implementing conversions we have converted a total of 11 stores to partner retail stores. Upon conversion, each of these stores became wholly-owned and operated by third parties in China. Sales made to the partner retail stores are included in our UGG brand wholesale segment and not in our DTC segment, as of the date of conversion. We anticipate converting additional retail stores in addition to opening new partner retail stores in China in the coming years.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2016		2015		Change
	Amount	%	Amount	%	Amount	%
Net sales	$485,944	100.0%	$486,855	100.0%	$(911)	(0.2)%
Cost of sales	269,519	55.5	272,742	56.0	(3,223)	(1.2)
Gross profit	216,425	44.5	214,113	44.0	2,312	1.1
Selling, general and administrative expenses	162,402	33.4	162,900	33.5	(498)	(0.3)
Income from operations	54,023	11.1	51,213	10.5	2,810	5.5
Other expense, net	1,551	0.3	1,371	0.3	180	13.1
Income before income taxes	52,472	10.8	49,842	10.2	2,630	5.3
Income tax expense (benefit)	13,167	2.7	13,465	2.8	(298)	(2.2)
Net income	$39,305	8.1%	$36,377	7.4%	$2,928	8.0%

Net Sales. The following table summarizes our net sales by location, as well as by brand and channel:

	Three Months Ended September 30,
			Change
	2016	2015	Amount	%
Net sales by location:
US	$312,261	$301,524	$10,737	3.6%
International	173,683	185,331	(11,648)	(6.3)
Total	$485,944	$486,855	$(911)	(0.2)%
Net sales by brand and channel:
UGG:
Wholesale	$337,852	$344,659	$(6,807)	(2.0)%
Direct-to-Consumer	74,314	76,386	(2,072)	(2.7)
Total	412,166	421,045	(8,879)	(2.1)
Teva:
Wholesale	12,246	14,103	(1,857)	(13.2)
Direct-to-Consumer	4,914	3,810	1,104	29.0
Total	17,160	17,913	(753)	(4.2)
Sanuk:
Wholesale	15,030	13,324	1,706	12.8
Direct-to-Consumer	3,841	3,961	(120)	(3.0)
Total	18,871	17,285	1,586	9.2
Other brands:
Wholesale	34,830	28,153	6,677	23.7
Direct-to-Consumer	2,917	2,459	458	18.6
Total	37,747	30,612	7,135	23.3

Total Wholesale	$399,958	$400,239	$(281)	(0.1)%
Total Direct-to-Consumer	85,986	86,616	(630)	(0.7)
Total	$485,944	$486,855	$(911)	(0.2)%

The slight decrease in overall net sales was due to decreases in UGG and Teva brand sales, which were partially offset by increases in Sanuk and other brands sales. We experienced an overall increase in the number of pairs sold, largely driven by UGG brand sales. This resulted in an increase in the overall volume of footwear sold for all brands of 8.0% to approximately 8,100 pairs sold for the three months ended September 30, 2016 from approximately 7,500 pairs for the three months ended September 30, 2015. Also, international net sales were impacted by approximately $6,000 of European orders deferred to the third quarter as a result of a transition to a new European third party logistics provider (3PL). On a constant currency basis, overall net sales increased 0.3% to approximately $488,000.

Wholesale net sales of our UGG brand were negatively impacted by a decrease in weighted-average selling price per pair (WASPP) of approximately $44,000, reflecting a shift in product mix and the deferral of shipments to the third quarter due to the transition to a new European 3PL. These decreases were offset, in part, by an increase in the volume of pairs sold of approximately $23,000, mainly due to higher domestic sales, and approximately $14,000 of additional sales of apparel and home goods.

Wholesale net sales of our Teva brand changed due to a decrease in the volume of pairs sold and a slight decrease in WASPP. The decrease in the volume of pairs sold had an impact of approximately $1,000, which was driven by lower domestic wholesale sales.

Wholesale net sales of our Sanuk brand increased primarily due to an increase in the volume of pairs sold partially offset by a decrease in WASPP. The increase in the volume of pairs sold had an impact of approximately $4,000, primarily driven by higher domestic wholesale sales. The increase was offset in part by a decrease in WASPP of approximately $2,000, which was attributable to an increased impact from closeout sales.

The increase in other brands wholesale net sales was largely due to an increase in the volume of pairs sold for the Hoka and Koolaburra brands, partially offset by a decrease in the volume of pairs sold for the discontinued brands. Net sales were also impacted by an increase in WASPP. For other brands wholesale net sales, the increase in volume of pairs sold had an impact of approximately $4,000, largely driven by higher domestic wholesale sales. The increase in WASPP had an impact of approximately $3,000, and mainly reflects a shift in product mix to the Hoka brand from the discontinued brands.
Net sales of our DTC segment slightly decreased 0.7% to approximately $86,000, primarily due to a decrease in net sales from our retail store business of approximately $4,000, largely offset by an increase in net sales from our E-Commerce business of approximately $4,000. The offset in total DTC net sales was largely due to a decrease in WASPP of approximately $11,000, offset in part by an increase in the number of pairs sold of approximately $8,000, as well as an increase in sales of apparel and home goods under the UGG brand. This decrease in WASPP was due to a shift in product mix.
Comparable DTC sales for the 13 weeks ended October 2, 2016 decreased 3.2% on a constant currency basis to approximately $71,000 compared to the same period last year primarily as a result of a decrease in comparable retail store sales of approximately $6,000, offset in part by an increase in comparable sales from our E-Commerce business of approximately $4,000. The decrease in comparable DTC sales was primarily due to declining traffic trends in our retail stores worldwide and also reflects a decrease in WASPP largely driven by the UGG brand.
International sales, which are included in the segment sales above, for all of our products combined, decreased by 6.3%. International sales represented 35.7% and 38.1% of worldwide net sales for the three months ended September 30, 2016 and 2015, respectively. The decrease in international sales was largely due to the delay in wholesale shipments from the second quarter to the third quarter as a result of a transition to a new European 3PL, as well as foreign currency fluctuations. On a constant currency basis, international sales decreased 5.1% to approximately $176,000.
Gross Profit.  Gross margin was 44.5% in the second quarter of fiscal year 2017 compared to 44.0% for the same period last year. The overall improvement in gross margin was driven by lower material costs resulting in improved wholesale and international margins, as well as improved closeout sale margins.
Selling, General and Administrative (SG&A) Expenses.  The changes in SG&A expenses for the three months ended September 30, 2016 compared to the same period last year were primarily due to:

•
increased project-based expenses of approximately $1,000, largely attributable to contracts related to our Business Transformation Project implementation and management fees related to our updated E-Commerce websites;

•	increased other operating expenses of approximately $1,000, largely driven by higher advertising and promotion costs related to sports merchandise marketing campaigns;

•	decreased salaries and related expenses of approximately $1,000, primarily attributable to a change in the timing of grants of stock-based incentive awards; and

•	decreased depreciation expense of approximately $2,000, primarily associated with lower expenses as a result of certain assets that became fully depreciated compared to the same period last year.

Income from Operations.  The following table summarizes operating income (loss) by segment:

	Three Months Ended September 30,
			Change
	2016	2015	Amount	%
UGG wholesale	$112,510	$116,794	$(4,284)	(3.7)%
Teva wholesale	(2,121)	(442)	(1,679)	(379.9)
Sanuk wholesale	(211)	(23)	(188)	(817.4)
Other brands wholesale	2,362	283	2,079	734.6
Direct-to-Consumer	(6,092)	(9,607)	3,515	36.6
Unallocated overhead costs	(52,425)	(55,792)	3,367	6.0
Total	$54,023	$51,213	$2,810	5.5%

The increase in income from operations resulted from higher overall gross margins and slightly lower overall SG&A expenses, as described above.

The decrease in income from operations of UGG brand wholesale was primarily due to higher SG&A expenses as a result of increased selling and marketing costs, partially offset by higher gross margins.

The increase in loss from operations of Teva brand wholesale was primarily due to higher SG&A expenses as a result of increased selling and marketing costs, partially offset by higher gross margins.

The increase in loss from operations of Sanuk brand wholesale was primarily attributable to lower margins on closeout sales compared to the prior period, partially offset by lower SG&A expenses largely due to lower selling and marketing costs.

The operating results of our other brands wholesale improved over the prior year period due to higher sales and improved gross profit primarily attributable to the Hoka brand, partially offset by higher SG&A expenses largely due to higher selling and marketing costs.

The decrease in loss from operations of our DTC business resulted from a decrease in DTC operating expenses reflecting asset impairments of the prior year not repeated in the current year partially offset by the lower gross profit.

Unallocated overhead costs were lower due to lower stock-based compensation expenses and fluctuations in various foreign currencies.

See Note 12 "Business Segments" to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for a discussion of our reportable business segments.

Other Expense, Net.  The increase in total other expense, net was primarily due to an increase in interest expense as a result of the higher balances outstanding under our credit arrangements compared to the prior period.

Income Taxes. Income taxes for interim periods are computed using an estimated effective tax rate that is expected to be applicable for the full fiscal year. The estimated tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter. The estimated income tax expense and effective income tax rate for the three months ended September 30, 2016 and September 30, 2015 were as follows:

	Three Months Ended September 30,
	2016	2015
Income tax expense	$13,167	$13,465
Effective income tax rate	25.1%	27.0%

The decrease in the estimated effective tax rate was primarily due to a change in the jurisdictional mix of expected worldwide income before income taxes.  The change in jurisdictional mix was primarily driven by the continued impact of our strategic supply chain reorganization and our anticipated foreign income before income taxes relative to prior periods and relative to our anticipated worldwide income before income taxes. As a result of these factors, our estimated effective tax rate decreased 1.9% as compared to the three months ended September 30, 2015.

Foreign income before income taxes was $37,512 and $58,941, and worldwide income before income taxes was $52,472 and $49,842 for the three months ended September 30, 2016 and 2015, respectively. The decrease in foreign income before income taxes was primarily due to a decrease in sales and a decrease in compensation earned by our foreign-based global product sourcing organization as well as an increase in foreign operating expenses during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely.  Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  At September 30, 2016, we had approximately $100,000 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.

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

Net Income. Our net income primarily increased as a result of higher gross margins. Net income per share increased due to higher net income and a lower number of weighted average common shares outstanding in the current period compared to the same period last year.

Accumulated Other Comprehensive Loss. The increase in accumulated other comprehensive loss of approximately $2,000 during the three months ended September 30, 2016 was primarily attributable to the unrealized loss on various foreign currency hedging.

Results of Operations

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015

The following table summarizes our results of operations:

	Six Months Ended September 30,
	2016		2015		Change
	Amount	%	Amount	%	Amount	%
Net sales	$660,337	100.0%	$700,660	100.0%	$(40,323)	(5.8)%
Cost of sales	367,660	55.7	399,951	57.1	(32,291)	(8.1)
Gross profit	292,677	44.3	300,709	42.9	(8,032)	(2.7)
Selling, general and administrative expenses	316,973	48.0	313,204	44.7	3,769	1.2
Loss from operations	(24,296)	(3.7)	(12,495)	(1.8)	(11,801)	(94.4)
Other expense, net	2,113	0.3	2,345	0.3	(232)	(9.9)
Loss before income taxes	(26,409)	(4.0)	(14,840)	(2.1)	(11,569)	(78.0)
Income tax benefit	(6,796)	(1.0)	(3,890)	(0.5)	(2,906)	(74.7)
Net loss	$(19,613)	(3.0)%	$(10,950)	(1.6)%	$(8,663)	(79.1)%

Net Sales. The following table summarizes our net sales by location, as well as by brand and channel:

	Six Months Ended September 30,
			Change
	2016	2015	Amount	%
Net sales by location:
US	$421,769	$435,998	$(14,229)	(3.3)%
International	238,568	264,662	(26,094)	(9.9)
Total	$660,337	$700,660	$(40,323)	(5.8)%
Net sales by brand and channel:
UGG:
Wholesale	$383,753	$411,081	$(27,328)	(6.6)%
Direct-to-Consumer	120,267	124,459	(4,192)	(3.4)
Total	504,020	535,540	(31,520)	(5.9)
Teva:
Wholesale	41,771	51,169	(9,398)	(18.4)
Direct-to-Consumer	10,077	8,679	1,398	16.1
Total	51,848	59,848	(8,000)	(13.4)
Sanuk:
Wholesale	37,333	41,837	(4,504)	(10.8)
Direct-to-Consumer	8,243	8,903	(660)	(7.4)
Total	45,576	50,740	(5,164)	(10.2)
Other brands:
Wholesale	53,241	49,538	3,703	7.5
Direct-to-Consumer	5,652	4,994	658	13.2
Total	58,893	54,532	4,361	8.0

Total Wholesale	$516,098	$553,625	$(37,527)	(6.8)%
Total Direct-to-Consumer	144,239	147,035	(2,796)	(1.9)
Total	$660,337	$700,660	$(40,323)	(5.8)%

The decrease in overall net sales was largely due to lower UGG, Teva and Sanuk brand sales, offset in part by higher other brand sales. We experienced a decrease in the number of pairs sold in the UGG, Teva and Hoka brands. This resulted in a decrease in the overall volume of footwear sold for all brands of 5.3% to approximately 12,600 pairs sold for the six months ended September 30, 2016 from approximately 13,300 pairs for the six months ended September 30, 2015. Overall net sales were impacted by a difference in the timing of shipments as we shifted shipments in advance of our Business Transformation Project implementation, which benefited the fourth quarter of fiscal year 2016 and negatively impacted the first quarter of fiscal year 2017. Additionally, international net sales were impacted by approximately $6,000 of European orders deferred to the third quarter as a result of a transition to the new European 3PL. On a constant currency basis, overall net sales decreased 5.5% to approximately $662,000.

Wholesale net sales of our UGG brand decreased due to a decrease in the volume of pairs sold and a decrease in WASPP. The decrease in WASPP had an impact of approximately $32,000, and was primarily attributable to a shift in product mix. The decrease in the volume of pairs sold had an impact of approximately $9,000, reflecting the difference in the timing of shipments to the fourth quarter of fiscal year 2016 prior to our Business Transformation Project implementation and the deferred shipments due to the transition to the new European 3PL. The overall decrease in net sales was partially offset by additional sales of approximately $14,000 of apparel and home goods.

Wholesale net sales of our Teva brand decreased largely due to a decrease in the volume of pairs sold, partially offset by an increase in WASPP. The decrease in the volume of pairs sold had an impact of approximately $10,000, mainly reflecting the difference in the timing of shipments as we shifted shipments in advance of our Business Transformation Project implementation. The increase in WASPP had an impact of approximately $1,000, and was primarily attributable to higher margins on closeout sales compared to the prior period and a shift in product mix.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the volume of pairs sold reflecting the difference in the timing of shipments as we shifted shipments in advance of our Business Transformation Project implementation, and a slight decrease in WASPP. The decrease in the volume of pairs sold had an impact of approximately $4,000. The slight decrease in WASPP was primarily due to lower margins on closeout sales and a shift in product mix compared to the prior period.

The increase in other brands wholesale net sales was largely due to an increase in the Hoka and Koolaburra volume of pairs sold, partially offset by a decrease in the discontinued brands volume of pairs sold. For other brands wholesale net sales, the increase in volume of pairs sold had an impact of approximately $2,000 and the increase in WASPP had an impact of approximately $2,000. The increase in WASPP mainly reflects a shift in product mix to the Hoka brand from the discontinued brands in the prior period.
Net sales of our DTC segment decreased 1.9% to approximately $144,000 primarily due to a decrease in net sales from our retail store business of approximately $7,000, partially offset by an increase in net sales from our E-Commerce business of approximately $4,000 and additional sales of apparel and home goods under the UGG brand. The decrease in total DTC net sales was largely due to a decrease in WASPP of approximately $10,000, offset in part by an increase in the number of pairs sold with an impact of approximately $3,000 and the contribution of approximately $4,000 of additional sales of apparel and home goods under the UGG brand. The decline in WASPP was due to a shift in product mix.
Comparable DTC sales for the 26 weeks ended October 2, 2016 decreased 4.8% on a constant currency basis to approximately $114,000 compared to the same period last year primarily as a result of a decrease in comparable retail store sales of approximately $11,000, offset in part by an increase in comparable sales from our E-Commerce business of approximately $5,000. The decrease in comparable DTC sales was primarily due to declining traffic trends in our retail stores worldwide and a decrease in WASPP due to a shift in product mix.
International sales, which are included in the segment sales above, for all of our products combined, decreased by 9.9%. International sales represented 36.1% and 37.8% of worldwide net sales for the six months ended September 30, 2016 and 2015, respectively. The decrease in international sales was due to a decrease in net sales from Europe, Middle East and Africa region business of approximately $18,000 primarily as a result of lower wholesale sales in our UGG and Teva brands, reflecting the delay in shipments to the third quarter as a result of the transition to the new European 3PL, a decrease in net sales in Canada of approximately $7,000 as a result of lower wholesale sales of our UGG brand and currency fluctuations. On a constant currency basis, international sales decreased 9.3% to approximately $240,000.
Gross Profit.  Gross margin was 44.3% for the six months ended September 30, 2016 compared to 42.9% for the same period last year. The overall improvement in gross margin was driven by lower material costs resulting in improved wholesale margins and improved domestic and Canada region margins, as well as improved closeout margins.

Selling, General and Administrative Expenses.  The changes in SG&A expenses for the six months ended September 30, 2016 compared to the same period last year were primarily due to:

•	increased occupancy and rent expense of approximately $1,000, largely driven by the additional restructuring charges for early termination of store leases partially offset by lower contingent rentals;

•
increased project-based expenses of approximately $3,000, largely attributable to contracts related to our Business Transformation Project implementation and management fees related to our updated E-Commerce websites;

•	increased expense of approximately $2,000 related to contingent consideration credits in the prior period not recurring in the current period;

•	increased other operating expenses of approximately $1,000, largely driven by higher advertising and promotion costs related to sports merchandise marketing campaigns;

•	increased warehouse expenses of approximately $1,000, largely driven by costs related to closing and transitioning warehouses and moving inventory;

•	decreased accounts receivable allowances of approximately $3,000, which reflects an adjustment for several customers; and

•	decreased salaries and related expenses of approximately $1,000, primarily attributable to a change in the timing of grants of stock-based incentive awards.

Loss from Operations.  The following table summarizes operating income (loss) by segment:

	Six Months Ended September 30,
			Change
	2016	2015	Amount	%
UGG wholesale	$102,298	$113,414	$(11,116)	(9.8)%
Teva wholesale	(259)	5,432	(5,691)	(104.8)
Sanuk wholesale	3,970	5,325	(1,355)	(25.4)
Other brands wholesale	732	(3,717)	4,449	119.7
Direct-to-Consumer	(25,511)	(24,812)	(699)	(2.8)
Unallocated overhead costs	(105,526)	(108,137)	2,611	2.4
Total	$(24,296)	$(12,495)	$(11,801)	(94.4)%

The increase in loss from operations resulted from lower sales driven by the difference in the timing of shipments as we shifted shipments in advance of our Business Transformation Project implementation and higher overall SG&A expenses, as described above. These factors were partially offset by higher overall gross margins attributable to improved material costs and changes in product mix, and the lower impact of closeout sales compared to the prior period.

The decrease in income from operations of UGG brand wholesale was the result of lower sales due to the difference in the timing of shipments noted above.

The decrease in income from operations of Teva brand wholesale was due to lower sales attributable to the timing of shipments noted above and higher SG&A expenses largely due to increased selling and marketing costs.

The decrease in income from operations of Sanuk brand wholesale was primarily due to a decrease in sales reflecting the timing of shipments noted above, partially offset by a decrease in operating expenses largely due to lower selling and marketing costs.

The operating results of our other brands wholesale improved over the prior year period due to improved gross profit on higher sales for the Hoka and Koolaburra brands.

The increase in loss from operations of our DTC business resulted from a decrease in sales and gross margins reflecting the challenging retail environment, mostly offset by the asset impairments from the prior year not being repeated in the current year.

Unallocated overhead costs were lower due to lower stock-based compensation expenses and fluctuations in various foreign currencies.

See Note 12 "Business Segments" to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for a discussion of our reportable business segments.

Other Expense, Net.  The increase in total other expense, net was primarily due to an increase in interest expense as a result of the higher balances outstanding under our credit arrangements compared to the prior period.

Income Taxes. Income taxes for interim periods are computed using an estimated effective tax rate that is expected to be applicable for the full fiscal year. The estimated tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter. The estimated income tax benefit and effective income tax rate for the six months ended September 30, 2016 and September 30, 2015 were as follows:

	Six Months Ended September 30,
	2016	2015
Income tax benefit	$(6,796)	$(3,890)
Effective income tax rate	25.7%	26.2%

The decrease in the estimated effective tax rate was primarily due to a change in the jurisdictional mix of expected worldwide income before income taxes.  The change in jurisdictional mix was primarily driven by the continued impact of our strategic supply chain reorganization and our anticipated foreign income before income taxes relative to prior periods and relative to our anticipated worldwide income before income taxes. As a result of these factors, our estimated effective tax rate decreased 0.5% as compared to the six months ended September 30, 2015.

Foreign income (loss) before income taxes was $(734) and $41,159 for the six months ended September 30, 2016 and 2015, respectively. We experienced a worldwide loss before income taxes of $(26,409) in the current period compared to worldwide loss before income taxes of $(14,840) for the same period last year. The decrease in foreign income before income taxes was primarily due to a decrease in sales and a decrease in compensation earned by our foreign-based global product sourcing organization as well as an increase in foreign operating expenses during the six months ended September 30, 2016 as compared to the six months ended September 30, 2015.

Net Loss. Our net loss increased primarily due to lower sales as a result of the factors discussed above. Our loss per share increased primarily due to the increase in our net loss partially offset by a lower number of weighted average common shares outstanding during the six months ended September 30, 2016 compared to the prior period.

Accumulated Other Comprehensive Loss. The decrease in accumulated other comprehensive loss of approximately $5,000 during the six months ended September 30, 2016 was primarily attributable to the unrealized gains on various foreign currency hedging and translation gains.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Liquidity and Cash Flows

We finance our working capital and operating needs using a combination of our cash and cash equivalents balances, cash generated from operations, and as needed, the borrowings available under our credit arrangements.

Our cash flow cycle includes the purchase of or deposits for raw materials, the purchase of inventories, the subsequent sale of the inventories, and the eventual collection of the resulting accounts receivable. As a result, our working capital requirements begin when we purchase, or make deposits on, raw materials and inventories, and continue until we ultimately collect the resulting receivables. The seasonality of our UGG brand business requires us to build fall and winter inventories in the quarters ending June 30 and September 30 to support sales for the UGG brand’s major selling seasons, which historically occur during the quarters ending September 30 and December 31; whereas, the Teva and Sanuk brands build inventory levels beginning in the quarters ending December 31 and March 31 in anticipation of the spring selling season that occurs in the quarters ending March 31 and June 30. Given the seasonality of our business, our working capital requirements fluctuate significantly throughout the year.

We believe that our cash and cash equivalents balances, cash generated from operations, and available borrowings under our Second Amended and Restated Credit Agreement with JPMorgan Chase Bank (as amended,

Second Amended and Restated Credit Agreement), our credit facility in China (as amended, Second Amended China Credit Facility), and our credit facility in Japan (as amended, Japan Credit Facility) will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months. However, risks and uncertainties that could impact our liquidity include our sales growth rate, our profit margin, the continued strength of our brands, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, unexpected changes in weather conditions, and the timing and extent of restructuring charges, among others. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing sources of liquidity are insufficient to satisfy our cash requirements, we may seek to borrow under our existing credit arrangements, seek new credit arrangements, or sell additional debt or equity securities. The sale of convertible debt securities or equity securities could result in additional dilution to our stockholders, and the equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

The following table summarizes our cash flows:

	Six Months Ended September 30,
			Change
	2016	2015	Amount	%
Net cash used in operating activities	$(289,616)	$(328,387)	$38,771	11.8%
Net cash used in investing activities	(31,626)	(38,749)	7,123	18.4
Net cash provided by financing activities	188,324	241,484	(53,160)	(22.0)

Cash from Operating Activities.  The decrease in net cash used in operations during the six months ended September 30, 2016 compared to the same period last year was primarily due to changes in inventory levels and trade accounts receivable. The change in inventory levels relates to effectively managed purchase activities and fulfilled orders using carry over products. These cash flows were largely offset by an increase in the net loss and changes in trade accounts payable compared to the same period last year. The change in payables relates to the change in inventory levels.

Wholesale accounts receivable turnover decreased to 5.7 times in the 12 months ended September 30, 2016 compared to 6.0 times for 12 months ended September 30, 2015, due to the impact of higher average accounts receivable balances and lower wholesale sales.

Inventory turnover decreased to 2.2 times in the 12 months ended September 30, 2016 compared to 2.6 times in the 12 months ended September 30, 2015 due to the impact of higher average inventory levels and lower sales.

Cash from Investing Activities.  Net cash used in investing activities for the six months ended September 30, 2016 resulted from the build out of our new retail stores, the purchase of land adjacent to our corporate headquarters campus, and purchases of computer hardware and software.

At September 30, 2016, we had approximately $5,000 of material commitments for future capital expenditures primarily related to information technology upgrades at our distribution centers in California and tenant improvements for retail store space in the US. We estimate that the remaining capital expenditures for fiscal year 2017 including the aforementioned commitments will range from approximately $23,000 to $28,000. We anticipate these expenditures will primarily relate to the build out of our DTC business and corporate facilities, our Business Transformation Project and equipment for our new distribution center. The actual amount of capital expenditures may differ from this estimate, largely depending on the timing of new store openings or any unforeseen needs to replace existing assets and the timing of other expenditures.

Cash from Financing Activities. For the six months ended September 30, 2016, net cash provided by financing activities was comprised primarily of short-term borrowings under our credit arrangements, partially offset by repayments of short-term borrowings and by cash paid for contingent consideration related to the Sanuk brand acquisition.

Capital Resources

At September 30, 2016, we had $255,000 of outstanding borrowings and outstanding letters of credit of approximately $600, resulting in available borrowings under our Second Amended and Restated Credit Agreement of approximately $144,400. In October 2016, the Company amended the Second Amended and Restated Credit Agreement to allow increased borrowing under the Second Amended China Credit Facility. At November 9, 2016, the Company had a total outstanding balance of approximately $266,600 and available borrowings of approximately $133,400.

At September 30, 2016, under the Second Amended China Credit Facility, we had a total outstanding balance of approximately $22,500 and no borrowings were available. In October 2016, the Company entered into a second amendment to its credit facility with China to provide for an increase in the line of credit to an aggregate of CNY 300,000, or approximately $45,000. At November 9, 2016, the Company had a total outstanding balance of approximately $16,500 and available borrowings of approximately $28,500.

Our Japan Credit Facility provides for an uncommitted bilateral revolving line of credit of up to JPY 5,500,000, or approximately $54,000, for a maximum term of six months. At September 30, 2016, we had no outstanding borrowings under our Japan Credit Facility. At November 9, 2016, the Company had a total outstanding balance of approximately $21,000 and available borrowings of approximately $33,000.

At September 30, 2016, we were in compliance with all covenants under our borrowing arrangements and we remain in compliance at November 9, 2016.

Contractual Obligations.

See Note 7 "Commitments and Contingencies" to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for disclosure related to purchase obligations.

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments used in the preparation of our condensed consolidated financial statements, see Note 1 “The Company and Summary of Significant Accounting Policies” to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission on May 31, 2016. There have been no material changes to our critical accounting policies since March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG® products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. There have been significant changes in the price of sheepskin in recent years as the demand for this commodity from our competitors, and from our customers has changed. Other significant factors affecting the price of sheepskin include weather patterns, harvesting decisions, incidence of disease, the price of other commodities such as wool, global economic conditions, and other factors which are not considered predictable or within our control. Beginning in 2013, in an effort to reduce our dependency on sheepskin, we began using a new raw material, UGGpureTM, in some of our products. In addition, we use purchasing contracts, pricing arrangements, and refundable deposits to attempt to reduce the impact of price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in purchase obligations, which are not reflected in our consolidated balance sheets (see Note 7 "Commitments and Contingencies"). In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our margins.

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

Based on sensitivity analysis as of September 30, 2016, a 10.0% change in foreign exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $10,000. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign exchange currency exposures. We do not use foreign currency contracts for trading purposes.

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our European and Asian operations. Approximately $137,000, or 28.2%, and $181,000, or 27.3%, of our total net sales for the three and six months ended September 30, 2016, respectively, were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of remeasuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and also from remeasuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional. We remeasure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive income (loss).  Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors. We believe that this has been a significant factor contributing to a slowdown in traffic within our domestic retail locations, particularly within our flagship stores that are located in major tourist cities.

Interest Rate Risk. Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in London Interbank Offered Rate (LIBOR). Our Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, as amended, provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At September 30, 2016, the effective interest rate was 2.03%. Our credit facility in China, as amended, provides for interest on outstanding borrowings at rates based on the People’s Bank of China rate, which was 4.35% at September 30, 2016. A 1.0% increase in interest rates on the above borrowings would result in an approximately $900 increase to interest expense for the six months ended September 30, 2016 (see Note 6 "Notes Payable and Long Term Debt").

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Controls can be circumvented by individual acts, by collusion of two or more people or by management override of the controls and no evaluation of controls can detect all instances of fraud. In addition, the design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2016. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of our business. Although the results of legal proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the outcome, legal proceedings and claims, including litigation, can have an adverse impact on us because of legal costs, diversion of management time and resources, and other factors.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and our unaudited condensed consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (SEC) on May 31, 2016, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2015, we approved a new stock repurchase program to repurchase up to $200,000 of our common stock in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion. There were no repurchases during the six months ended September 30, 2016.

Since inception through September 30, 2016, we have repurchased approximately 1,797,000 shares under the program for approximately $122,100, or an average price of $67.95 per share, leaving the remaining approved amount at approximately $77,900.

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
** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Deckers Outdoor Corporation

Date:	November 9, 2016	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer