Form 10-Q
period 2016-12-31
DECKERS OUTDOOR CORP
filed 2017-02-09
CIK 910521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2016

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

As of February 3, 2017, the registrant had 31,937,390 shares of its $0.01 par value common stock outstanding.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For the Three and Nine Months ended December 31, 2016

*Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) and the information and documents incorporated by reference in this Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference into, this Quarterly Report, including statements regarding our future or assumed condition, results of operations, business plans and strategies, competitive position and market opportunities. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Quarterly Report, and the information and documents incorporated by reference in this Quarterly Report, contain forward-looking statements relating to, among other things:

•	the results of and costs associated with our current and anticipated restructuring efforts, including retail store fleet optimization and office consolidation;

•	the implementation and potential impact of our Business Transformation Project (as defined in this Quarterly Report);

•	our global business, growth, operating, investing, and financing strategies;

•	our product offerings, distribution channels, and geographic mix;

•	consumer preferences with respect to new brands and products;

•	the purchasing behavior and buying patterns of retail consumers;

•	the impact of seasonality and weather on our operations;

•	expectations regarding our net sales and earnings growth and other financial metrics;

•	our development of worldwide distribution channels;

•	purchasing behavior of wholesale customers, including with respect to the timing of orders and management of inventory;

•	trends affecting our financial condition, results of operations, liquidity or cash flows;

•	our expectations for expansion of our Direct-to-Consumer capabilities;

•	overall global economic trends, including foreign currency exchange rate fluctuations;

•	reliability of overseas factory production and storage;

•	the availability and cost of raw materials;

•	the value of our goodwill and other intangible assets, and any future write-downs or impairment charges;

•	our commitments and contingencies, including our purchase obligations for product and sheepskin; and

•	the impact of recent accounting pronouncements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	December 31, 2016	March 31, 2016
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$296,428	$245,956
Trade accounts receivable, net of allowances ($35,478 as of December 31, 2016 and $30,195 as of March 31, 2016)	216,786	160,154
Inventories, net of reserves ($9,409 as of December 31, 2016 and $7,304 as of March 31, 2016)	373,502	299,911
Prepaid expenses	17,400	18,249
Other current assets	58,065	38,039
Income taxes receivable	6,517	23,456
Total current assets	968,698	785,765
Property and equipment, net of accumulated depreciation ($184,113 as of December 31, 2016 and $163,807 as of March 31, 2016)	240,618	237,246
Goodwill	13,990	127,934
Other intangible assets, net of accumulated amortization ($51,297 as of December 31, 2016 and $45,302 as of March 31, 2016)	66,960	83,026
Deferred tax assets	57,136	20,636
Other assets	21,903	23,461
Total assets	$1,369,305	$1,278,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$30,168	$67,475
Trade accounts payable	172,751	100,593
Accrued payroll	21,351	20,625
Other accrued expenses	53,714	39,449
Income taxes payable	32,300	6,461
Value added tax payable	16,694	3,895
Total current liabilities	326,978	238,498

Long-term liabilities:
Mortgage payable	32,227	32,631
Income tax liability	11,083	9,073
Deferred rent obligations	14,791	16,139
Other long-term liabilities	13,728	14,256
Total long-term liabilities	71,829	72,099

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock ($0.01 par value; 125,000 shares authorized; shares issued and outstanding of 31,919 as of December 31, 2016 and 32,020 as of March 31, 2016)	319	320
Additional paid-in capital	165,047	161,259
Retained earnings	835,293	826,449
Accumulated other comprehensive loss	(30,161)	(20,557)
Total stockholders’ equity	970,498	967,471
Total liabilities and stockholders' equity	$1,369,305	$1,278,068

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales	$760,345	$795,902	$1,420,682	$1,496,562
Cost of sales	376,711	404,885	744,371	804,836
Gross profit	383,634	391,017	676,311	691,726
Selling, general and administrative expenses	330,384	188,517	647,357	501,721
Income from operations	53,250	202,500	28,954	190,005
Other expense (income), net:
Interest income	(169)	(49)	(476)	(230)
Interest expense	2,660	2,075	6,038	4,642
Other income, net	(128)	(184)	(1,086)	(225)
Total other expense, net	2,363	1,842	4,476	4,187
Income before income taxes	50,887	200,658	24,478	185,818
Income tax expense	9,860	43,737	3,064	39,847
Net income	41,027	156,921	21,414	145,971
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on foreign currency hedging	(1,399)	1,417	620	981
Foreign currency translation adjustment	(13,067)	(3,568)	(10,224)	(1,893)
Total other comprehensive loss	(14,466)	(2,151)	(9,604)	(912)
Comprehensive income	$26,561	$154,770	$11,810	$145,059

Net income per share:
Basic	$1.28	$4.85	$0.67	$4.47
Diluted	$1.27	$4.78	$0.66	$4.40
Weighted-average common shares outstanding:
Basic	31,973	32,341	32,018	32,655
Diluted	32,309	32,843	32,377	33,157

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$21,414	$145,971
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	39,494	38,127
Change in fair value of contingent consideration	—	(4,451)
Provision for doubtful accounts, net	1,167	3,225
Deferred tax provision	(37,024)	4,823
Stock compensation	4,024	5,417
Loss (gain) on sale of assets	471	(938)
Impairment of goodwill	113,944	—
Impairment of long-lived assets	10,089	6,773
Restructuring costs	7,369	—
Other	—	197
Changes in operating assets and liabilities:
Trade accounts receivable, net	(57,799)	(56,819)
Inventories, net	(73,591)	(130,844)
Prepaid expenses and other current assets	(20,029)	(22,411)
Income tax receivable	20,514	17,121
Other assets	1,943	(2,650)
Trade accounts payable	72,158	106,425
Contingent consideration	—	(797)
Accrued expenses	36,614	22,984
Income taxes payable	25,839	8,738
Long-term liabilities	133	4,740
Net cash provided by operating activities	166,730	145,631
Cash flows from investing activities:
Purchases of property and equipment	(36,710)	(50,535)
Purchases of tangible, intangible, and other assets, net	—	(4,700)
Proceeds from sale of assets	—	2,435
Net cash used in investing activities	(36,710)	(52,800)
Cash flows from financing activities:
Proceeds from short-term borrowings	405,988	386,200
Proceeds from issuance of stock under ESPP	412	—
Repayments of short-term borrowings	(439,109)	(367,896)
Cash paid for shares withheld for taxes	(6,313)	(1,790)
Excess tax benefit from stock compensation	1,331	59
Cash paid for repurchases of common stock	(12,571)	(69,201)
Contingent consideration paid	(19,784)	(161)
Loan origination costs on short-term borrowings	—	(59)
Repayment of mortgage principal	(384)	(365)
Net cash used in financing activities	(70,430)	(53,213)

Effect of exchange rates on cash	(9,118)	(1,752)
Net change in cash and cash equivalents	50,472	37,866
Cash and cash equivalents as of beginning of period	245,956	225,143
Cash and cash equivalents as of end of period	$296,428	$263,009

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)
(continued)

	Nine Months Ended December 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes, net of payments ($9,036 as of December 31, 2016 and $9,239 as of December 31, 2015)	$(7,968)	$8,739
Interest	4,179	2,151
Non-cash investing and financing activities:
Accrued for purchases of property and equipment	3,230	3,086
Accrued for asset retirement obligations	2,350	933

See accompanying notes to the condensed consolidated financial statements.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

Note 1. General

Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements (referred to herein as condensed consolidated financial statements) as of December 31, 2016 and for the three and nine months ended December 31, 2016 and December 31, 2015, and the accompanying notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and pursuant to Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements and the accompanying notes thereto. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of all normal and recurring entries considered necessary for a fair presentation of the results of interim periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years or other interim periods. The accompanying unaudited condensed consolidated financial statements and the accompanying notes thereto should be read in conjunction with the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K, for the fiscal year ended March 31, 2016, filed with the SEC on May 31, 2016.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements and the accompanying notes thereto in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and the accompanying notes thereto. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management's estimates relate to inventory write-downs, accounts receivable allowances, returns liabilities, stock-based compensation, impairment assessments, depreciation and amortization, income tax liabilities, uncertain tax positions and income taxes receivable, the fair value of financial instruments, and the fair values of assets and liabilities, including goodwill and other intangible assets. These estimates are based on information available as of the date of the condensed consolidated financial statements and the accompanying notes thereto. For the reasons stated above, actual results could differ materially from these estimates.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which provides for a one-year deferral of the effective date of ASU No. 2014-09, as well as early application, which will be effective for the Company as of April 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance related to principal versus agent considerations within ASU No. 2014-09. The Company is evaluating the effect that the adoption of these ASUs will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting. However, the adoption of the new revenue standard is not expected to have a material impact on the condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. US GAAP currently requires that, at each financial statement date, entities measure inventory at the lower of cost or market, which is typically determined by reference to the current replacement cost. This ASU is effective for the Company as of April 1, 2017, with early adoption permitted. The Company is evaluating the effect that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures, but it is not expected to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) at fair value and an offsetting right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain that it will exercise an option to extend the lease or not exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain that it will exercise that purchase option. This ASU is effective for the Company as of April 1, 2019. The Company is evaluating the effect that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures. Since the Company utilizes operating leases for most of its facilities and retail stores, it is anticipated that adoption of this ASU will have a material impact on its balance sheet presentation.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires an entity to recognize excess tax benefits and certain tax deficiencies associated with employee share-based payment awards in the income statement instead of in additional paid-in-capital when the awards vest or are settled, and present excess tax benefits as an operating activity on the statement of cash flows instead of as a financing activity. This ASU also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and to make a policy election to either estimate the number of awards that are expected to vest or to account for forfeitures as they occur. In addition, the cash paid by an entity to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation is required to be classified as a financing activity on its statement of cash flows. This ASU is effective for the Company as of April 1, 2017, with early adoption permitted. The Company is evaluating the effect that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures, but it is not expected to have a material impact.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The ASU addressed specific cash flow issues with the objective of reducing the diversity in practice prior to issuance of the update. This ASU is effective for the Company as of April 1, 2018, with early adoption

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

permitted. The Company is evaluating the effect that the adoption of this ASU will have on its statement of cash flows and related disclosures, but it is not expected to have a material impact.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. In computing the implied fair value of goodwill under current step two, an entity previously had to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date following the procedure required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under this ASU, an entity is required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU is effective for the Company as of April 1, 2020, with early adoption permitted. The Company is evaluating the effect that the adoptions of this ASU will have on its condensed consolidated financial statements and related disclosures. The maximum exposure related to the adoption of this ASU would be to write off the remaining goodwill of $13,990, should the change in the annual or interim impairment tests result in goodwill impairment.

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

The Company is in the process of evaluating its portfolio of retail stores. The Company identified 24 retail stores that are candidates for potential closure and has closed 12 stores in total as of December 31, 2016.

Subsequent to the sales of the Company's discontinued MOZO and TSUBO brands, in July 2015 and February 2016, respectively, the operating results for the other brands segment include only the Hoka, Ahnu and Koolaburra brands. The Company has begun to leverage elements of the Ahnu brand, including particular styles, under the Teva brand beginning in calendar year 2017.

As a result of the restructuring, the Company has incurred charges totaling approximately $32,500 through December 31, 2016. Of the total amount, approximately $5,700 remained accrued as of December 31, 2016, and is expected to be paid during fiscal year 2017. Restructuring charges are reflected in selling, general and administrative expenses for the three and nine months ended December 31, 2016 and the related liability is reflected in accrued payroll and other accrued expenses. It is anticipated that the Company will incur approximately $20,000 of additional similar restructuring costs during the remainder of fiscal year 2017. The following table summarizes these restructuring charges:

	Lease Termination Costs	Severance Costs	Leasehold Impairments	Software Impairments	Other	Total
Fiscal year 2016 charges	$8,900	$4,000	$5,800	$3,800	$2,300	$24,800
Paid in cash	(1,200)	(600)	—	—	—	(1,800)
Non-cash	—	—	(5,800)	(3,800)	(500)	(10,100)
Liability as of March 31, 2016	7,700	3,400	—	—	1,800	12,900
Additional charges	4,700	1,000	100	—	1,900	7,700
Paid in cash	(7,800)	(3,200)	—	—	(3,500)	(14,500)
Non-cash	—	(300)	(100)	—	—	(400)
Liability as of December 31, 2016	$4,600	$900	$—	$—	$200	$5,700

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

Note 3. Goodwill and Other Intangible Assets

The changes to the Company’s goodwill and other intangible assets balances from March 31, 2016 to December 31, 2016 are summarized as follows:

	Goodwill	Other Intangible Assets, Net
Balance as of March 31, 2016	$127,934	$83,026
Impairment charges	(113,944)	(8,829)
Amortization expense	—	(6,057)
Changes in foreign currency exchange rates	—	(1,180)
Balance as of December 31, 2016	$13,990	$66,960

The Company’s goodwill by brand under the wholesale reportable segments as of March 31, 2016 and December 31, 2016 is summarized as follows:

	December 31, 2016	March 31, 2016
UGG brand	$6,101	$6,101
Sanuk brand	—	113,944
Other brands	7,889	7,889
Total	$13,990	$127,934

Goodwill and indefinite-lived intangible assets are not amortized, but are instead tested annually for impairment. Goodwill is initially recorded as the excess of the purchase price over the fair value of the net assets acquired in a business combination. If, as of the time of conducting the impairment test, it is determined that the value of the reporting unit the acquired net assets were assigned to, as determined by reference to product sales, operating margins or other indicators of value associated with the reporting unit, has declined to a point that the fair value of the reporting unit is below its carrying amount, the Company may be required to write down the amount of goodwill (i.e. take an impairment charge). The goodwill impairment evaluation involves valuing the Company’s various reporting units that carry goodwill, which are currently the same as the Company’s reportable segments. In general, conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset; change in market share; budget-to-actual performance; consistency of operating margins and capital expenditures; changes in management or key personnel; or changes in general economic conditions.

The Company evaluates the Sanuk brand's goodwill and the Teva brand's indefinite-lived trademarks for impairment at October 31 of each year, and evaluates the UGG and other brands’ goodwill for impairment at December 31 of each year. The timing of the annual impairment evaluation is prescribed by applicable accounting guidance. The Company also performs interim impairment evaluations of goodwill and indefinite-lived assets if events or changes in circumstances between annual tests indicate additional testing is warranted to determine if goodwill may be impaired.

The goodwill impairment test is a two-step quantitative process that combines a market and income approach, which involves the use of estimates and assumptions related to the fair value of the reporting units with which goodwill is associated. In the first step, the Company compares the fair value of each reporting unit with goodwill to its carrying value. The Company determines the fair value of its reporting unit with goodwill using a combination of a discounted cash flow analysis and a market value analysis. For purposes of assessing the fair value, the Company uses best estimates and assumptions, including future sales and operating results, and other factors that could affect fair value or otherwise indicate potential impairment. The Company also considers the reporting units' projected ability to generate income from operations and positive cash flow in future periods, as well as perceived changes in consumer demand, and acceptance of products or factors impacting the industry generally. The fair value assessment could change

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

materially if different estimates and assumptions were used. Furthermore, the estimates and assumptions used to calculate fair value of the reporting unit may change from period to period based upon a number of factors, including actual and projected operating results, declining market conditions, changes in the retail and E-commerce environment, as well as changes in the competitive environment, and are subject to a high degree of uncertainty. Changes in estimates and assumptions used to determine whether impairment exists, or changes in actual results compared to expected results, could result in additional impairment charges in future periods.

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform step two of the goodwill impairment test in order to determine the impairment charge, if any.

Step two of the goodwill impairment test involves a hypothetical allocation of the estimated fair value of the reporting unit to its net tangible and intangible assets (excluding goodwill) as if the reporting unit were newly acquired, which results in an implied fair value of the goodwill. If the implied fair value of goodwill, as determined by this hypothetical allocation of assets, is less than the carrying value, an impairment charge is recognized for the difference.

During the three months ended December 31, 2016, consistent with applicable accounting guidance, the Company performed the annual impairment assessment of the Sanuk brand's wholesale reportable segment goodwill with the assistance of a third party valuation firm. The annual assessment determined that there was an indication of impairment of the Sanuk brand's goodwill. In particular, step one of the impairment assessment concluded that the fair value of the Sanuk brand's wholesale reportable segment was below its carrying value, which was primarily the result of lower forecasted sales, lower market multiples for non-athletic footwear and apparel, and a more limited view of international and domestic expansion opportunities for the brand given the changing retail environment. Accordingly, the Company then performed step two of the impairment assessment, which required fair value to be allocated to all of the assets and liabilities of the Sanuk brand's wholesale reportable segment, using a hypothetical allocation of assets, including net tangible and intangible assets. As a result of this analysis, the Company recorded a $113,944 non-cash impairment charge to the Sanuk brand's wholesale reportable segment goodwill during the three months ended December 31, 2016, which was reflected in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income.

Indefinite and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted cash flows. If impaired, the asset or asset group is written down to fair value based either on discounted cash flows or appraised values.

During the three months ended December 31, 2016, the Company evaluated the Sanuk brand's definite long-lived assets for indicators of impairment, primarily as a result of the goodwill impairment discussed above. The Company's analysis determined the Sanuk brand's amortizable patent under the Sanuk wholesale reportable segment was fully impaired as the Sanuk SIDEWALK SURFERS® utility patent had very limited value in the marketplace because of its limited ability to exclude others from creating similar products. As a result, the Company recorded a non-cash impairment charge to the patent of $4,086 during the three months ended December 31, 2016, which was reflected in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income. The impairment charge to the patent will result in lower annual amortization expense of approximately $500. The Company's analysis also determined that the Sanuk brand's other intangible assets, other than the amortizable patent discussed above, were not impaired as of the date on which the impairment test was completed as it was determined that the undiscounted future cash flows associated with those assets exceeded the carrying value. However, as discussed above, additional impairment charges could be incurred in future periods.

During the three months ended December 31, 2016, the Company recorded an impairment for indefinite-lived other intangible assets in the DTC reportable segment of $4,743 due to retail-related impairments primarily driven by a decline in market rental rates for European retail stores, which was reflected in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

Note 4. Fair Value Measurements

The fair value of the Company’s cash and cash equivalents, trade accounts receivable, inventories, prepaid expenses, income taxes receivable, other current assets, short-term borrowings, trade accounts payable, accrued payroll, other accrued expenses, income taxes payable and value added taxes payable approximate carrying value due to the relatively short maturities of these assets and liabilities. The fair values of the Company’s long-term liabilities do not significantly differ from carrying value. The Company records the fair value of assets or liabilities associated with derivative instruments and hedging activities in other current assets or other accrued expenses, respectively, in the condensed consolidated balance sheets.

The Company has established a non-qualified deferred compensation program that permits a select group of management employees to defer earnings to a future date on a non-qualified basis. For each plan year, on behalf of the Company, the Company's Board of Directors may, but is not required to, contribute any amount it desires to any participant under this program. In March 2015, the Company's Board of Directors approved a company contribution feature for future plan years beginning in calendar year 2016 and gave the authority to management to approve actual contributions. As of December 31, 2016 and March 31, 2016, no payments were made or pending under this program. The value of the deferred compensation is recognized based on the fair value of the participants’ accounts. The Company has established a rabbi trust for the purpose of supporting the benefits payable under this program, with the assets invested in company-owned life insurance policies reported in other assets on the condensed consolidated balance sheets. Deferred compensation of $548 and $308 is included in other accrued expenses and $3,494 and $5,993 is included in other long-term liabilities in the condensed consolidated balance sheets as of December 31, 2016 and March 31, 2016, respectively.

The inputs used in measuring fair value are prioritized into the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the reporting entity to develop its own assumptions.

The assets and liabilities that are measured on a recurring basis at fair value are summarized as follows:

	Fair Value as of December 31,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Non-qualified deferred compensation asset	$6,408	$6,408	$—	$—
Non-qualified deferred compensation liability	(4,042)	(4,042)	—	—
Designated derivatives asset	1,415	—	1,415	—
Non-designated derivatives assets	635	—	635	—
Contingent consideration for business acquisitions	(300)	—	(300)	—

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

	Fair Value as of March 31,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3
Assets (liabilities) at fair value:
Non-qualified deferred compensation asset	$6,083	$6,083	$—	$—
Non-qualified deferred compensation liability	(6,301)	(6,301)	—	—
Designated derivatives asset	2,903	—	2,903	—
Designated derivatives liability	(2,549)	—	(2,549)	—
Contingent consideration for business acquisitions	(20,000)	—	—	(20,000)

The Level 2 inputs consist of forward spot rates at the end of the applicable period. The contingent consideration amount as of December 31, 2016 is classified as Level 2 in the fair value hierarchy as it represents the final contingent consideration payment related to the purchase of the Hoka brand, which payment is pending disbursement.

The Level 3 inputs include subjective assumptions used to value the contingent consideration liability in connection with prior acquisitions.

See Note 7 "Commitments and Contingencies" for additional information regarding the various contingent consideration payments.

Note 5. Income Taxes

The Company files income tax returns in the US federal jurisdiction and various states, local, and foreign jurisdictions. When tax returns are filed, some positions taken are subject to uncertainty about the merits of the position taken or the amount that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which the Company believes it is more likely than not that the position will be sustained upon examination. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. The portion of the benefits that exceed the amounts measured, as described above, is reflected as a liability for unrecognized tax benefits in the condensed consolidated balance sheets, along with any associated interest and penalties that would be payable to the tax authorities upon settlement.

The Company has ongoing income tax examinations in various states and foreign tax jurisdictions and has recorded additional expense for unrecognized tax benefits of $813 during the three and nine months ended December 31, 2016. The balance of gross unrecognized tax benefits as of December 31, 2016 is $9,850, of which $8,686 is reflected in the non-current income tax liability and the remainder is included in the current income taxes payable in the condensed consolidated balance sheets. The accrual relates to tax positions taken in years that are subject to examination. The Company recorded additional accruals for interest and potential penalties of $582 and $884, respectively, related to income tax matters on the condensed consolidated statements of comprehensive income during the three and nine months ended December 31, 2016. As of December 31, 2016, accrued interest and potential penalties are $2,726, of which $2,396 is reflected in the non-current income tax liability and the remainder is reflected in the current income taxes payable in the condensed consolidated balance sheets.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

Note 6. Notes Payable and Long Term Debt

Domestic Line of Credit. In August 2015, the Company entered into an amendment to the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, National Association (as amended, Second Amended and Restated Credit Agreement, and such credit facility, Domestic Credit Facility) to add certain foreign subsidiaries as borrowers. During the three months ended December 31, 2016, the Company borrowed approximately $50,000 and made repayments of approximately $305,000 under the Domestic Credit Facility. As of December 31, 2016, the Company had no outstanding balance and outstanding letters of credit of approximately $584. The Company had debt capacity of approximately $389,000 out of $400,000 due to limitations on consolidated worldwide borrowings under the terms of the Domestic Credit Facility. Amounts outstanding are included in short-term borrowings in the condensed consolidated balance sheets as of December 31, 2016 and March 31, 2016, respectively. Interest is tied to the prime rate or, at the Company's election, to the adjusted London Interbank Offered Rate (LIBOR). As of December 31, 2016, the effective LIBOR and prime interest rates were 2.52% and 4.50%, respectively. In October 2016, the Company further amended the Second Amended and Restated Credit Agreement to allow increased borrowing under its China Credit Facility (as defined below). At February 9, 2017, the Company had no outstanding balance, and available borrowings of approximately $389,000 under the Domestic Credit Facility.

China Line of Credit. In October 2016, the Company entered into a second amendment to its credit facility in China (as amended, China Credit Facility) to provide for an increase in the uncommitted revolving line of credit to an aggregate of CNY 300,000, or approximately $43,000, including a sublimit of CNY 50,000, or approximately $7,000, for the Company's wholly-owned subsidiary, Deckers Footwear (Shanghai) Co., LTD. During the three months ended December 31, 2016, the Company borrowed approximately $21,000 and made repayments of approximately $22,000 under the China Credit Facility. As of December 31, 2016, the Company had a total outstanding balance of approximately $21,000 and available borrowings of approximately $22,000 under the China Credit Facility. Amounts outstanding are included in short-term borrowings in the condensed consolidated balance sheets as of December 31, 2016. Interest is based on the People’s Bank of China rate, which was 4.35% as of December 31, 2016. At February 9, 2017, the Company had a total outstanding balance of approximately $21,000 and available borrowings of approximately $22,000 under the China Credit Facility.

Japan Line of Credit. In March 2016, Deckers Japan, G.K., a wholly-owned subsidiary of the Company, entered into a credit facility in Japan (Japan Credit Facility) that provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or approximately $47,000, for a maximum term of six months for each draw on the facility. The Japan Credit Facility renews annually, and is guaranteed by the Company. The Company has renewed the Japan Credit Facility through January 31, 2018. During the three months ended December 31, 2016, the Company borrowed approximately $27,000 and made repayments of approximately $18,000 under the Japan Credit Facility. As of December 31, 2016, the Company had a total outstanding balance of approximately $9,000 and available borrowings of approximately $38,000 under the Japan Credit Facility. Amounts outstanding are included in short-term borrowings in the condensed consolidated balance sheets as of December 31, 2016. Interest is based on the Tokyo Interbank Offered Rate plus 0.40%, and as of December 31, 2016, the effective interest rate was 0.43%. At February 9, 2017, the Company had no outstanding balance and available borrowings of approximately $47,000 under the Japan Credit Facility.

As of December 31, 2016, the Company was in compliance with all covenants under its borrowing arrangements and remains in compliance at February 9, 2017.

The outstanding balance and available borrowings amounts disclosed above for the China Credit Facility and Japan Credit Facility have been translated into United States dollars using spot rates in effect as of December 31, 2016.

Note 7. Commitments and Contingencies

Purchase Obligations. There were no material changes to purchase obligations for product, sheepskin and various other service and promotional agreements since that reported in our Quarterly Report on Form 10-Q for the three and six months ended September 30, 2016, other than those which occurred in the ordinary course of business. The Company had $3,400 of commitments for future capital expenditures as of December 31, 2016.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

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

Contingent Consideration. During the nine months ended December 31, 2016, the final contingent consideration payment attributable to the Sanuk brand acquisition was made in the amount of $19,700.

The purchase price for the Hoka brand includes contingent consideration of up to $2,000, of which approximately $1,700 has been paid. As of December 31, 2016, the final contingent consideration payment of approximately $300 is pending disbursement.

Note 8. Stockholders’ Equity

Annual Restricted Stock Unit (Annual RSU) Grants. The Company has elected to grant Annual RSUs to key personnel. Portions of the Annual RSUs are performance-based awards which are subject to the achievement of both performance and service conditions, and portions are time-based awards which are only subject to service conditions. The Annual RSUs entitle the recipients to receive shares of the Company's common stock upon vesting. Subject to the achievement of pre-determined performance conditions, the fiscal year 2017 performance-based Annual RSUs vest in equal one-third installments over three consecutive years, commencing on August 15, 2017. The fiscal year 2017 time-based Annual RSUs vest in equal annual installments over three consecutive years following the date of grant. During the three months ended December 31, 2016, the Company granted 18,546 time-based Annual RSUs at a weighted-average grant date fair value of $54.46 per share. There were no performance-based Annual RSUs granted during the three months ended December 31, 2016. During the nine months ended December 31, 2016, the Company granted 83,971 performance-based Annual RSUs at a weighted-average grant date fair value of $65.86 per share and 174,370 time-based Annual RSUs at a weighted-average grant date fair value of $61.94 per share. As of December 31, 2016, the Company believes that the likelihood of achievement of the minimum threshold of the performance objectives for the fiscal year 2017 performance-based Annual RSUs is remote, and therefore it has recorded a reversal of compensation expense for these awards in the amount of $500. As of December 31, 2016, future unrecognized compensation cost for the time-based Annual RSUs granted during fiscal year 2017, excluding estimated forfeitures, was $7,900.

Long Term Incentive Awards. In May 2007, the Company adopted long-term incentive awards under the Company's 2006 Equity Incentive Plan that provided for the issuance of stock appreciation rights (SARs) and restricted stock units (RSUs), which were awarded to certain of the Company's executive officers. These awards were subject to vesting based on certain performance objectives and long-term service conditions. Half of the SARs and RSUs granted were fully vested as of December 31, 2011; the other half were vested as to 80% of the awards as of December 31, 2015, while the remaining 20% were subject to vesting as of December 31, 2016, provided that certain performance conditions were met. As of December 31, 2016, it was determined that the Company had not achieved the performance conditions and therefore the remaining awards were not vested and were cancelled. Accordingly, the Company recognized a net reversal of compensation cost of $2,200.

Long Term Incentive Plan Options. In November 2016, the Company adopted and approved the grant of non-qualified stock options (NQSOs) under the Company's 2015 Stock Incentive Plan. These options were issued to the Company’s executive officers. Each option grants the holder the right to purchase a specified number of shares of the Company's common stock at a fixed exercise price per share. The options will vest in full on March 31, 2019, provided the employee provides continuous service through that date and the Company achieves the pre-established performance criteria. The Company measures stock compensation expense at the date of grant using the Black-Scholes option pricing model. This model estimates the fair value of the options based on a number of assumptions, such as expected option life, interest rates, the current fair market value and expected volatility and dividend yield of the Company’s common stock. The fair value of the options granted during the three months ended December 31, 2016 was $5,500 and $200 was expensed during the three months ended December 31, 2016.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

The following table presents the weighted average valuation assumptions used for the recognition of stock compensation expense for stock options granted during the three months ended December 31, 2016:

Expected life (in years)	5.94
Expected volatility	41.8%
Risk free interest rate	1.95%
Dividend yield	—%

Weighted average exercise price	$61.86
Weighted average option value	$26.27

Employee Stock Purchase Plan. The 2015 Employee Stock Purchase Plan (2015 ESPP) provides for the initial authorization of 1,000,000 shares of the Company’s common stock. Eligible employees commenced participation in the 2015 ESPP in March 2016. Each purchase period will be six months in duration and shares will be purchased on the last trading day of the purchase period at a price that reflects a 15% discount to the closing price on that date. During the six month purchase period ended August 2016, eligible employees purchased approximately 7,000 shares of the Company's stock at a purchase price of $55.55. The next purchases will take place in February 2017.

Stock Repurchase Programs. During the nine months ended December 31, 2016, the Company repurchased approximately 222,500 shares under its stock repurchase program for approximately $12,571, or an average price of $56.51 per share, which is recorded in common stock for par value and retained earnings in the condensed consolidated balance sheets. Since inception through December 31, 2016, the Company has repurchased approximately 2,020,000 shares under the program for approximately $134,706, or an average price of $66.69 per share, leaving the remaining approved amount at approximately $65,294.

Retained Earnings. The following is a reconciliation of the Company's retained earnings:

Retained Earnings
Balance as of March 31, 2016	$826,449
Net income	21,414
Repurchase of common stock	(12,570)
Balance as of December 31, 2016	$835,293

Note 9. Foreign Currency Exchange Contracts and Hedging

As of December 31, 2016, the Company had foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $19,000 as well as non-designated derivative foreign currency exchange contracts with notional amounts of approximately $5,000. These contracts are collectively held by a total of four counterparties and will mature over the next three months. During the three and nine months ended December 31, 2016, the Company settled foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling approximately $47,000 and $88,000, respectively, that had been entered into in previous periods. During the three and nine months ended December 31, 2016, the Company entered into and settled non-designated derivative contracts with total notional amounts of approximately $74,000 and $197,000, respectively.

The non-performance risk of the Company and the counterparties did not have a material impact on the fair value of the derivatives. During the three and nine months ended December 31, 2016, the designated hedges remained effective. The effective portion of the gain or loss on the derivative is reported in other comprehensive loss and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2016, the amount of unrealized gains on foreign currency hedging reflected in accumulated other

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

comprehensive loss (see Note 10 “Accumulated Other Comprehensive Loss”) is expected to be reclassified into income within the next six months.

The following tables summarize the effect of foreign currency exchange contracts designated as cash flow hedging relationships for the three and nine months ended December 31, 2016:

	Three Months Ended December 31,
	2016	2015
Derivatives in designated cash flow hedging relationships	Foreign currency exchange contracts	Foreign currency exchange contracts
Amount of gain recognized in other comprehensive loss on derivatives (effective portion)	$2,053	$1,392
Location of amount reclassified from accumulated other comprehensive loss into income (effective portion)	Net sales	Net sales
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)	$4,294	$(892)
Location of amount excluded from effectiveness testing	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain (loss) excluded from effectiveness testing	$142	$(32)

	Nine Months Ended December 31,
	2016	2015
Derivatives in designated cash flow hedging relationships	Foreign currency exchange contracts	Foreign currency exchange contracts
Amount of gain (loss) recognized in other comprehensive loss on derivatives (effective portion)	$6,957	$(106)
Location of amount reclassified from accumulated other comprehensive loss into income (effective portion)	Net sales	Net sales
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)	$5,970	$(1,686)
Location of amount excluded from effectiveness testing	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain excluded from effectiveness testing	$497	$34

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

The following tables summarize the effect of foreign currency exchange contracts for non-designated hedging instruments for the three and nine months ended December 31, 2016:

	Three Months Ended December 31,
	2016	2015
Derivatives on non-designated hedging instruments	Foreign currency exchange contracts	Foreign currency exchange contracts
Location of amount recognized in income on derivatives	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of gain recognized in income on derivatives	$4,038	$1,014

	Nine Months Ended December 31,
	2016	2015
Derivatives on non-designated hedging instruments	Foreign currency exchange contracts	Foreign currency exchange contracts
Location of amount recognized in income on derivatives	Selling, general and administrative expenses	Selling, general and administrative expenses
Amount of (gain) loss recognized in income on derivatives	$3,157	$(553)

Subsequent to December 31, 2016, the Company entered into non-designated derivative foreign currency exchange contracts with notional amounts totaling approximately $61,400, which are expected to mature over the next three months. Hedging contracts outstanding at February 9, 2017 were held by a total of five counterparties.

Note 10. Accumulated Other Comprehensive Loss

Accumulated balances of the components within accumulated other comprehensive loss were as follows:

	December 31, 2016	March 31, 2016
Unrealized gain on foreign currency hedging, net of tax	$772	$152
Cumulative foreign currency translation adjustment	(30,933)	(20,709)
Accumulated other comprehensive loss	$(30,161)	$(20,557)

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

Note 11. Net Income per Share

Basic net income per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share represents net income divided by the weighted-average number of common shares outstanding, including the dilutive impact of potential issuances of common stock. The reconciliation of basic to diluted weighted-average common shares outstanding is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Weighted-average shares used in basic computation	31,973,000	32,341,000	32,018,000	32,655,000
Dilutive effect of stock-based awards	336,000	502,000	359,000	502,000
Weighted-average shares used in diluted computation	32,309,000	32,843,000	32,377,000	33,157,000

Excluded Annual RSUs (1)	95,000	175,000	97,000	175,000
Excluded long-term incentive plan RSUs (1)	384,000	521,000	384,000	521,000
Excluded NQSOs (1)	208,000	—	208,000	—
Excluded SARs (1)	—	90,000	—	90,000

(1)
The stock-based awards excluded from the dilutive effect were excluded either because shares were anti-dilutive or because necessary conditions had not been satisfied for the shares to be issuable based on the Company’s performance for the three and nine months ended December 31, 2016 and 2015. The number of shares reflected for each of these excluded awards is the maximum number of shares issuable pursuant to these awards.

Note 12. Business Segments

The Company’s reportable segments include the strategic business units for the worldwide wholesale operations of the UGG brand, Teva brand, Sanuk brand, other brands, and its DTC business. The Company’s other brands consist of the Hoka, Ahnu and Koolaburra brands.

The income from operations for each of the segments includes only those costs that are specifically related to each segment, which consist primarily of cost of sales, costs for research and development, design, selling and marketing, depreciation, amortization, and the costs of employees and their respective expenses that are directly related to each segment. The unallocated overhead costs generally include costs associated with the distribution centers, executive compensation, accounting and finance, legal, information technology, human resources and facilities, among others.

See Note 2 “Restructuring” and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report for further discussion of the Company's segments.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

Business segment net sales and income (loss) information is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales to external customers:
UGG brand wholesale	$342,019	$399,566	$725,772	$810,647
Teva brand wholesale	12,653	12,697	54,424	63,866
Sanuk brand wholesale	10,264	13,472	47,596	55,309
Other brands wholesale	23,658	18,841	76,899	68,379
Direct-to-Consumer	371,751	351,326	515,991	498,361
Total	$760,345	$795,902	$1,420,682	$1,496,562
Income (loss) from operations:
UGG brand wholesale	$107,335	$123,795	$209,633	$237,209
Teva brand wholesale	(560)	(214)	(819)	5,218
Sanuk brand wholesale	(119,968)	2,938	(115,998)	8,263
Other brands wholesale	(958)	(963)	(226)	(4,680)
Direct-to-Consumer	122,158	120,659	96,647	95,847
Unallocated overhead costs	(54,757)	(43,715)	(160,283)	(151,852)
Total	$53,250	$202,500	$28,954	$190,005

Inter-segment sales from the Company’s wholesale segments to our DTC segment are at the Company’s cost, and there is no inter-segment profit on these inter-segment sales.

Business segment asset information is summarized as follows:

	December 31, 2016	March 31, 2016
Total assets for reportable segments:
UGG brand wholesale	$419,280	$248,937
Teva brand wholesale	58,835	87,225
Sanuk brand wholesale	70,811	212,816
Other brands wholesale	68,299	65,072
Direct-to-Consumer	154,052	148,733
Total	$771,277	$762,783

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

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

A reconciliation of total assets from the reportable segments to the condensed consolidated balance sheet is as follows:

	December 31, 2016	March 31, 2016
Total assets for reportable segments	$771,277	$762,783
Unallocated cash and cash equivalents	296,428	245,956
Unallocated deferred tax assets	57,136	20,636
Other unallocated corporate assets	244,464	248,693
Consolidated total assets	$1,369,305	$1,278,068

Note 13. Concentration of Business, Significant Customers and Credit Risk

The Company does not consider international operations to be a separate segment, as management reviews such operations in the aggregate, together with the aforementioned segments.

Long-lived assets, which consist of property and equipment, in the US and all other countries combined were as follows:

	December 31, 2016	March 31, 2016
US	$217,274	$211,111
All other countries*	23,344	26,135
Total	$240,618	$237,246

*No other country’s long-lived assets comprised more than 10% of total long-lived assets as of December 31, 2016 or March 31, 2016.

The Company sells its products to customers throughout the US and to foreign customers located in Europe, Asia, Canada, Australia, and Latin America, among other regions. Approximately 33.6% and 28.8% of the Company's total net sales were denominated in foreign currencies for the three months ended December 31, 2016 and 2015, respectively.  Approximately 30.7% and 27.9% of the Company's total net sales were denominated in foreign currencies for the nine months ended December 31, 2016 and 2015, respectively. International sales comprised 35.6% and 31.7% of the Company's total net sales for the three months ended December 31, 2016 and 2015, respectively. International sales comprised 35.9% and 34.6% of the Company’s total net sales for the nine months ended December 31, 2016 and 2015, respectively. For the three and nine months ended December 31, 2016 and 2015, no single foreign country comprised more than 10% of total net sales.

Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. No single customer accounted for more than 10% of net sales for the three and nine months ended December 31, 2016 or 2015. As of December 31, 2016, the Company had one customer representing 19.7% of trade accounts receivable, net. At March 31, 2016, the Company had one customer representing 12.8% of trade accounts receivable, net.

The Company’s production is concentrated at a limited number of independent contractor factories in Asia. Sheepskin is the principal raw material for certain UGG brand products and the majority of sheepskin is purchased from two tanneries in China, which is sourced primarily from Australia and the United Kingdom. The Company began using a new raw material, UGGpureTM (UGGpure), which is a wool woven into a durable backing, in some of its UGG brand products in 2013. The Company currently purchases UGGpure from two suppliers. The other production materials used by the Company are sourced primarily in Asia. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations, customs duties and related fees, various import controls and other nontariff barriers, restrictions on the transfer of funds, labor unrest and strikes, and political instability. The supply of sheepskin can be adversely impacted by weather conditions, disease, and harvesting decisions that are completely outside the Company’s control. Furthermore, the price of sheepskin is impacted by demand, industry,

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended December 31, 2016
(amounts in thousands, except share data)

and competitors. In the years leading up to 2013, there had been significant changes in the price of sheepskin as the demand for this commodity from our competitors, and from our customers had changed. Recently, the price of sheepskin has stabilized. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices.

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

The remainder of the Company’s cash and cash equivalents balance is invested in interest bearing funds managed by third-party investment management institutions. These investments may include US treasury bonds and securities, money market funds, and municipal bonds, among other investments. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. As of December 31, 2016, the Company had experienced no loss or lack of access to cash in its operating accounts, invested cash or cash equivalents.

The Company’s cash and cash equivalents were as follows:

	December 31, 2016	March 31, 2016
Cash equivalents	$156,483	$195,575
Cash	139,945	50,381
Total cash and cash equivalents	$296,428	$245,956

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to “Deckers,” “we,” “us,” “our,” or similar terms refer to Deckers Outdoor Corporation together with its consolidated subsidiaries.

The following discussion and analysis is intended to further the reader's understanding of our consolidated financial condition and results of operations. It should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K, for the fiscal year ended March 31, 2016, filed with the SEC on May 31, 2016 (2016 Annual Report).

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report. Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” of this Quarterly Report.

Unless otherwise specifically indicated, all dollar amounts herein are expressed in thousands.

Overview

We are a global leader in designing, marketing and distributing innovative footwear, apparel and accessories developed for both everyday casual lifestyle use and high performance activities. We market our products primarily under three proprietary brands:

•	UGG® (UGG) brand: Premier brand in luxurious comfort footwear, and expanding into handbags, apparel, home and cold weather accessories;

•	Teva® (Teva) brand: Born from the outdoors, active lifestyle footwear for the adventurous spirit; and

•	Sanuk® (Sanuk) brand: Authentic Southern California casual footwear for those seeking a playful escape.

In addition to our three primary brands, our other brands consist of the Hoka One One® (Hoka) brand, a line of footwear for all capacities of runners designed with a unique performance midsole geometry, oversized midsole volume and active foot frame; the Ahnu® (Ahnu) brand, a line of performance outdoor and yoga footwear; and the Koolaburra® by UGG (Koolaburra) brand, a line of fashion casual footwear using sheepskin and other plush materials.

We sell our products through domestic retailers and international distributors and retailers, as well as directly to our end-user consumers through our Direct-to-Consumer (DTC) business, which is comprised of our retail store and E-Commerce business. Independent third parties manufacture all of our products.

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

We are in the process of evaluating our portfolio of retail stores. We previously identified 24 retail stores as candidates for potential closure by the end of fiscal year 2017, of which 12 have been closed as of December 31, 2016. We opened 16 new stores and reclassified 12 European concession stores to owned stores during the nine months ended December 31, 2016. While we believe our retail stores remain an important component of our Omni-Channel strategy, in light of recent and continuing changes in the retail environment, we also believe it is prudent to consider further reducing our global brick and mortar footprint. Accordingly, we anticipate generating future costs savings through further retail store consolidation, including store closures and the conversion of international stores to partnership stores.

Subsequent to the sales of our discontinued MOZO and TSUBO brands, the operating results for our other brands include only the Hoka, Ahnu and Koolaburra brands. We are leveraging particular styles of the Ahnu brand under the Teva brand beginning in calendar year 2017.

As a result of the restructuring, we have incurred charges totaling approximately $32,500 through December 31, 2016. Of the total amount, approximately $5,700 was accrued as of December 31, 2016, and is expected to be paid during fiscal year 2017. It is anticipated that we will incur approximately $20,000 of additional similar restructuring costs during the remainder of fiscal year 2017.

See Note 2 “Restructuring” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further information.

Business Transformation Project. For the past several years, we have been planning to improve, automate and streamline our operational systems, processes, infrastructure and management through our business transformation project (Business Transformation Project). One such initiative involves upgrading our enterprise resource planning (ERP) system. Our ERP system integrates finance and accounting, purchase order management, inventory control, operations and sales across all lines of business. The ERP system centralizes all of our transactional data. We anticipate that the result of this implementation will be to increase efficiencies across our operations. The initiative to upgrade our ERP system worldwide went live in April 2016 and we are continuing to implement improvement initiatives during fiscal year 2017.

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

•
We believe there has been a meaningful shift in the way retail consumers shop for products and make purchasing decisions. In particular, as has been widely publicized, brick-and-mortar retail platforms are experiencing a significant and prolonged decrease in consumer traffic, while E-Commerce business continues to evolve and experience growth. In addition, there appears to be a trend where customers are buying product closer to the particular wear occasion (buy now, wear now), which we believe tends to shorten the purchasing windows for weather-dependent product. We expect that these behaviors and trends will continue to change the competitive landscape in which we operate, as well as the timing of the sale of our products.

•
We believe that a number of our large wholesale customers are adjusting their purchasing behaviors. In particular, these customers appear to be shortening their purchasing windows as a way to address the purchasing behavior of retail consumers and to manage their own product inventory.

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

•
The sheepskin used in certain UGG and Koolaburra brand products is in high demand and limited supply, and there have been significant fluctuations in the price of sheepskin in the past, as the demand for this material has fluctuated. In recent years, the impact of sheepskin price fluctuations on our operating results has been less dramatic. While we have recently seen prices stabilize, we continually strive to contain our material costs by entering into fixed price contracts, exploring new footwear materials, like UGGpure™, and utilizing new production technologies, fluctuations in sheepskin prices could materially impact our financial condition and operating results.

•
We believe that the growth and evolution of the DTC channel is a principal factor that has allowed us to evolve the lifestyle nature of our brands, to diversify our product lines and provide additional platforms to close out product. The DTC channel exposes individual customers to the full line of our products, including non-core products such as casual boots and specialty classics. In addition, sales through the DTC channel are typically associated with higher gross margins, which have a favorable impact on our operating results.

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

We believe the continued demand for our UGG brand products has been and will continue to be driven by the following:

•	High consumer brand loyalty, due to almost 40 years of delivering quality and luxuriously comfortable UGG brand footwear.

•
Evolution of our Classics business through the introduction of innovative, Classics-inspired products such as the Classic Slim, the Classic Luxe, the Classic Street and the Classic II, alongside targeted marketing campaigns.

•
Growth and diversification of our UGG brand footwear product lines in non-core categories, including weather, casual boots, slippers, specialty classics, and transitional products that bridge the seasons, which has been driven by an important shift in the way we guide our wholesale customers in the pre-booking process.

•	Exploration of opportunities in new product categories and styles beyond footwear, such as loungewear, handbags, cold-weather accessories and new home offerings.

•
Continued growth of the DTC channel, which we believe will continue to allow us to diversify our UGG brand product lines, as the DTC channel exposes individual customers to the full line of our products.

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

We believe the iconic status and luxurious comfort of the UGG brand will continue to drive long-term consumer demand for the brand. Recognizing that there is a significant fashion element to UGG brand footwear, and that footwear fashions and consumer preferences fluctuate, one of our key strategies involves diversifying the UGG brand product line and presenting the UGG brand as a year-round, global, premium lifestyle brand with a broad product line suitable for a variety of climates and a number of occasions. As part of this strategic approach, we have increased our product offerings, including expanding our line of Classics-inspired products, evolving our core product offerings to deliver more qualities desired by the consumer, growing our transitional collection and spring lines, expanding our men’s and children's lines, as well as introducing a variety of home offerings, handbags, cold weather accessories and apparel products. We also continue to focus on our marketing and promotional efforts, which we believe have contributed, and will continue to contribute, to our growth. We believe that the evolution of the UGG brand and our strategy of product diversification will also help decrease our reliance on sheepskin, which is in high demand and subject to price volatility. However, we cannot assure investors that our efforts will continue to result in the UGG brand's growth.

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

In the US, our focus for the Teva brand is to bolster our leadership position in sandals and to grow our position as a market leader within the modern outdoor lifestyle categories (shoes and boots). Growth opportunities within our current core channels of distribution - outdoor specialty, sporting goods, and family footwear retail chains - will be pursued through deepening penetration with evolved and expanded product offerings. The Teva brand plans to support its channel expansion beyond present distribution with focused investments in targeted, solution-driven marketing programs in order to attract new lifestyle consumers to the brand. However, we cannot assure investors that our efforts will continue to result in the Teva brand's growth.

Sanuk Brand

The Sanuk brand was founded almost 20 years ago, and from its origins in the Southern California surf culture, has emerged into a brand with an expanding fan base and growing presence in the relaxed casual shoe and sandal categories. The Sanuk brand’s use of unexpected materials and unconventional constructions combined with its fun and playful branding has contributed to the brand’s identity and growth since its inception, and led to successful products such as the Yoga Mat™ sandal collection and the SIDEWALK SURFERS®.

As part of our annual assessment of the Sanuk brand's wholesale reportable segment's goodwill, we determined that there was an indication of impairment of the Sanuk brand's wholesale reportable segment goodwill. Consistent with the applicable accounting guidance, we performed the two-step impairment assessment and, as a result of this assessment, for the three months ended December 31, 2016, we recorded a $113,944 non-cash impairment charge to the Sanuk brand's goodwill. This conclusion was primarily the result of lower forecasted sales for the Sanuk brand, lower market multiples for non-athletic footwear and apparel, and a more limited view of international and domestic expansion opportunities for the brand given the changing retail environment.

During the three months ended December 31, 2016, we evaluated the Sanuk brand's definite long-lived assets for indicators of impairment, primarily as a result of the goodwill impairment discussed above. Our analysis determined the Sanuk brand's amortizable patent under the Sanuk wholesale reportable segment was fully impaired as the Sanuk SIDEWALK SURFERS® utility patent had very limited value in the marketplace because of its limited ability to exclude others from creating similar products. As result of this analysis, we recorded a non-cash impairment charge to the patent of $4,086 during the three months ended December 31, 2016. Our analysis determined the Sanuk brand's other intangible assets were not impaired as of the date on which the impairment test was completed as it was determined that the undiscounted future cash flows associated with those assets exceeded the carrying value. However, additional impairment charges could be incurred in future periods.

See Note 3 “Goodwill and Other Intangible Assets” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further information.

While we have a more limited view of the growth and expansion opportunities for the Sanuk brand, we continue to believe that the Sanuk brand is an important component of our overall brand portfolio, especially within the casual shoe and sandal markets. However, we cannot assure investors that our efforts will continue to result in the Sanuk brand's growth.

Other Brands

Our other brands consist of the Hoka, Koolaburra and Ahnu brands. These brands are sold through most of our distribution channels, and primarily through our wholesale channels.

The Hoka brand focuses on designing shoes with a unique performance midsole geometry, oversized midsole volume and active foot frame. These shoes are used by marathon runners and ultra-marathon runners, as well as everyday runners. The Hoka brand was the second most worn shoe brand at the 2016 Iron Man World Championship. The Hoka brand has also received strong word-of-mouth marketing that has fueled both domestic and international sales growth.

In April 2015, we acquired substantially all the assets related to the Koolaburra brand, a line of fashion casual footwear using sheepskin and other plush materials. We intend to position the Koolaburra brand as a high-quality, fashionable and affordable alternative to the UGG brand and to distribute the Koolaburra brand primarily through channels which do not offer the UGG brand. In November 2015, we added the “by UGG” attribute to the Koolaburra name to communicate to the consumer that the Koolaburra brand products come from the same company that designs and manufactures the UGG brand line. We believe this strategic acquisition will allow us to attract new and younger consumers by leveraging the expertise of the UGG brand while ultimately increasing our overall market share within the premium sheepskin footwear category.

With respect to the Hoka and Koolaburra brands, we expect to continue to leverage our design, marketing, and distribution capabilities to grow these brands. However, we cannot assure investors that our efforts to grow these brands will be successful.

We are leveraging particular styles of the Ahnu brand under the Teva brand beginning in calendar year 2017.

Direct-to-Consumer

Our DTC business is comprised of our retail store and E-Commerce business. As a result of our evolving Omni-Channel strategy, we believe that our retail stores and websites are largely intertwined and dependent on one another. We believe that in many cases consumers interact with both our brick and mortar stores as well as our websites before making purchase decisions. For example, consumers may feel or try on products in our retail stores and then place an order online later. Conversely, they may initially research products online, and then view inventory availability by store location and make a purchase in store.

Our owned retail stores enable us to expose consumers to our complete product portfolio, directly impact our consumers' experiences, meet demand for our products, and sell our products at retail prices. Our retail stores are predominantly UGG brand concept stores and UGG brand outlet stores. Through our outlet stores, we sell some of our discontinued styles from prior seasons, full price in-line products, as well as products made specifically for the outlet stores. As of December 31, 2016, we had a total of 172 retail stores worldwide.

Our E-Commerce business provides us with an opportunity to communicate to consumers with a consistent brand message that is in line with our brands' promises, drives awareness of key brand initiatives, offers targeted information to specific consumer demographics, and drives consumers to our retail stores. As of December 31, 2016, we operate our E-Commerce business through an aggregate of 22 company-owned websites in 11 different countries.

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

•
Our retail store fleet continues to be an important component of our DTC segment. We have already penetrated the major metropolitan markets globally with our retail presence, and we intend to maintain our retail presence in these top markets. However, while we believe our retail stores remain an important component of our Omni-Channel strategy, in light of recent and continuing changes in the retail environment, we also believe it is prudent to consider further reducing our global brick and mortar footprint, which we have begun to do through the implementation of our retail store fleet optimization.

•
We continue to expect that our E-Commerce business will be a driver of growth, although we expect the year-over-year growth rate of this business will decline over time as the size of our E-Commerce business increases.

•
We believe the strengthening of the US dollar as compared to most other major foreign currencies has reduced tourism traffic in our domestic retail stores, which has further negatively impacted the results of the retail component of our DTC business.

We report comparable DTC sales on a constant currency basis for combined retail stores and E-Commerce business that were open throughout the reporting period in both the current year and prior year. There may be variations in the way we calculate comparable DTC sales as compared to some of our competitors and other apparel retailers. As a result, information included in this Quarterly Report regarding our comparable DTC sales may not be comparable to similar data made available by our competitors or other apparel retailers.

We converted two of our retail stores in China to partner retail stores during the nine months ended December 31, 2016. Since we started implementing conversions, we have converted a total of 12 stores to partner retail stores. Upon conversion, each of these stores became wholly-owned and operated by third parties in China. Sales made to the partner retail stores are included in our UGG brand wholesale segment and not in our DTC segment, as of the date of conversion. We anticipate converting additional retail stores in addition to opening new partner retail stores in China in the coming years.

During the three months ended December 31, 2016, we recorded an impairment for indefinite-lived other intangible assets and other long-lived assets of $6,003 due to retail-related impairments.

See Note 3 “Goodwill and Other Intangible Assets” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further information.

Use of Non-GAAP Measures

In order to provide a framework for assessing how our underlying businesses performed during the relevant periods excluding the effect of foreign currency rate fluctuations, throughout this Quarterly Report we provide certain financial information on a “constant currency basis,” which is in addition to the financial measures calculated and presented in accordance with United States generally accepted accounting principles (US GAAP). In order to calculate our constant currency information, we calculate the current period financial information using the foreign currency exchange rates that were in effect during the previous comparable period, excluding the effects of foreign currency hedges and foreign currency exchange re-measurements in the condensed consolidated balance sheets. We believe that evaluating certain financial and operating measures, such as net sales, net income and reportable segment information on a constant currency basis is important, as it facilitates comparison of our current financial performance to our historical financial performance, excluding the impact of foreign currency rate fluctuations that are not indicative of our core operating results and are largely outside of our control. However, constant currency measures should not be considered in isolation as an alternative to US dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with US GAAP.

Results of Operations

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

The following table summarizes our results of operations:

	Three Months Ended December 31,
	2016		2015		Change
	Amount	%	Amount	%	Amount	%
Net sales	$760,345	100.0%	$795,902	100.0%	$(35,557)	(4.5)%
Cost of sales	376,711	49.5	404,885	50.9	(28,174)	(7.0)
Gross profit	383,634	50.5	391,017	49.1	(7,383)	(1.9)
Selling, general and administrative expenses	330,384	43.5	188,517	23.7	141,867	75.3
Income from operations	53,250	7.0	202,500	25.4	(149,250)	(73.7)
Other expense, net	2,363	0.3	1,842	0.2	521	28.3
Income before income taxes	50,887	6.7	200,658	25.2	(149,771)	(74.7)
Income tax expense	9,860	1.3	43,737	5.5	(33,877)	(77.5)
Net income	$41,027	5.4%	$156,921	19.7%	$(115,894)	(74.0)%

Net Sales. The following table summarizes our net sales by location, as well as by brand and channel:

	Three Months Ended December 31,
			Change
	2016	2015	Amount	%
Net sales by location:
US	$489,553	$543,346	$(53,793)	(9.9)%
International	270,792	252,556	18,236	7.2
Total	$760,345	$795,902	$(35,557)	(4.5)%
Net sales by brand and channel:
UGG brand:
Wholesale	$342,019	$399,566	$(57,547)	(14.4)%
Direct-to-Consumer	362,029	343,647	18,382	5.3
Total	704,048	743,213	(39,165)	(5.3)
Teva brand:
Wholesale	12,653	12,697	(44)	(0.4)
Direct-to-Consumer	1,971	1,379	592	42.9
Total	14,624	14,076	548	3.9
Sanuk brand:
Wholesale	10,264	13,472	(3,208)	(23.9)
Direct-to-Consumer	3,610	3,526	84	2.4
Total	13,874	16,998	(3,124)	(18.4)
Other brands:
Wholesale	23,658	18,841	4,817	25.6
Direct-to-Consumer	4,141	2,774	1,367	49.3
Total	27,799	21,615	6,184	28.6

Total Wholesale	$388,594	$444,576	$(55,982)	(12.6)%
Total Direct-to-Consumer	371,751	351,326	20,425	5.8
Total	$760,345	$795,902	$(35,557)	(4.5)%

The decrease in overall net sales was primarily due to decreases in UGG and Sanuk brand wholesale sales, which were partially offset by increases in other brands wholesale and DTC sales, while Teva brand wholesale sales remained relatively flat. The overall decrease in wholesale sales was primarily driven by a decrease in weighted average selling price per pair (WASPP) for the UGG brand. The total number of pairs sold was relatively flat, with overall volume of footwear sold for all brands of approximately 10,200 pairs for the three months ended December 31, 2016 and December 31, 2015. On a constant currency basis, overall net sales decreased 3.7% to approximately $767,000 compared to the prior period.

Wholesale net sales of our UGG brand decreased due to a decline in WASPP and in the volume of pairs sold. The decrease in WASPP had an impact of approximately $42,000, and was primarily attributable to changes in product mix and a higher proportion of closeout sales relative to the prior period. The decrease in WASPP was partially offset by a shift in channel mix to DTC. The decrease in the volume of pairs sold had an impact of approximately $25,000, primarily due to lower domestic wholesale sales. We also experienced a decrease in sales of apparel and home goods of approximately $2,000. These decreases were partially offset by positive impacts of approximately $8,000 from lower sales reserves due to lower sales and less promotional activity compared to the prior period, as well as gains on cash flow hedges of approximately $5,000.

Wholesale net sales of our Teva brand remained relatively flat due to a decrease in the volume of pairs sold, offset by a slight increase in WASPP. The decrease in the volume of pairs sold had an impact of approximately $600, which was driven by lower international wholesale sales. The increase in WASPP had an impact of approximately $500, which was driven by a decreased impact from closeout sales.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the volume of pairs sold and a decrease in WASPP. The decrease in the volume of pairs sold had an impact of approximately $1,300, primarily driven by lower international wholesale sales. The decrease in WASPP had an impact of approximately $2,600, which was attributable to an increased impact from closeout sales.

Wholesale net sales of our other brands increased due to an increase in the volume of pairs sold, primarily for the Koolaburra and Hoka brands, partially offset by a decrease in the volume of pairs sold for the discontinued brands. In addition, wholesale net sales of our other brands were impacted by an increase in WASPP. The net increase in volume of pairs sold had an impact of approximately $3,200, largely driven by higher domestic wholesale sales. The net increase in WASPP had an impact of approximately $2,100, and mainly reflects a shift in product mix to the Koolaburra brand from the discontinued brands.
Net sales of our DTC segment increased 5.8% to approximately $372,000, primarily due to increases in net sales from our retail store and E-Commerce business of approximately $6,000 and $14,000, respectively. The increase in total DTC net sales was largely due to an increase in the number of pairs sold primarily driven by the UGG brand, which had an impact of approximately $60,000, offset by a decrease in WASPP of approximately $36,000. The decrease in WASPP was due to a shift in product mix.
Comparable DTC sales for the 13 weeks ended January 1, 2017 increased 4.7% on a constant currency basis to approximately $330,000 compared to the same period last year, primarily as a result of an increase in comparable sales from our E-Commerce business of approximately $19,000, offset in part by a decrease in comparable retail store sales of approximately $5,000. The increase in comparable DTC sales was primarily due to improved traffic trends in our E-Commerce websites worldwide, primarily driven by the UGG brand, partially offset by declining traffic trends in our retail stores, and a decrease in WASPP.
International sales, which are included in the segment sales presented above, for all of our products combined, increased by 7.2%. International sales represented 35.6% and 31.7% of worldwide net sales for the three months ended December 31, 2016 and 2015, respectively. The increase in international sales was largely due to increases in UGG brand wholesale sales in Canada and Asia, offset by lower wholesale sales in Europe resulting from the delay in shipping caused by system integration challenges related to our transition to a new European third party logistics provider (3PL). On a constant currency basis, international sales increased 11.7% to approximately $282,000 compared to the prior period.
Gross Profit.  Gross margin was 50.5% in the third quarter of fiscal year 2017 compared to 49.1% for the same period last year. The overall improvement in gross margin was primarily driven by lower material costs, a higher proportion of DTC sales, and less promotional activity compared to the prior period.

Selling, General and Administrative (SG&A) Expenses.  The change in SG&A expenses for the three months ended December 31, 2016 compared to the same period last year were primarily due to:

•	impairment charges for the Sanuk brand's wholesale segment goodwill and patent of approximately $118,000 and other retail store impairments of $6,003;

•
increased salaries and other related expenses of approximately $11,100, primarily attributable to changes in performance-based compensation for non-executive management, as well as costs related to transitioning warehouse and customer service locations;

•	increased occupancy and rent expense of approximately $3,000 due to restructuring charges incurred for retail store closures;

•	increased depreciation expenses of approximately $2,000 due to contingent consideration credits taken in the prior period that are not recurring in the current period; and

•	increased other operating expenses of approximately $1,900, largely driven by additional restructuring charges.
Income from Operations.  The following table summarizes operating income (loss) by segment:

	Three Months Ended December 31,
			Change
	2016	2015	Amount	%
UGG brand wholesale	$107,335	$123,795	$(16,460)	(13.3)%
Teva brand wholesale	(560)	(214)	(346)	(161.7)
Sanuk brand wholesale	(119,968)	2,938	(122,906)	(4,183.3)
Other brands wholesale	(958)	(963)	5	0.5
Direct-to-Consumer	122,158	120,659	1,499	1.2
Unallocated overhead costs	(54,757)	(43,715)	(11,042)	(25.3)
Total	$53,250	$202,500	$(149,250)	(73.7)%

The decrease in income from operations resulted from lower wholesale sales driven by lower WASPP, as described above, and higher overall SG&A expenses, primarily driven by the impairment and restructuring charges described above, slightly offset by higher overall gross margins and gains on cash flow hedges during the quarter.

The decrease in income from operations of UGG brand wholesale was primarily due to lower sales.

The loss from operations of Teva brand wholesale was relatively flat, primarily due to higher SG&A expenses as a result of increased selling costs, partially offset by higher gross margins.

The increase in loss from operations of Sanuk brand wholesale was primarily due to impairment charges for goodwill and long-lived assets, as described above, as well as lower sales and lower margins on closeout sales compared to the prior period.

The loss from operations of other brands wholesale was relatively flat due to higher sales and improved gross profit primarily attributable to the Koolaburra and Hoka brands, offset by higher SG&A expenses driven by higher selling and marketing costs.

The increase in income from operations of our DTC business was primarily due to higher sales and improved gross margins in our E-Commerce business, offset by higher SG&A expenses driven by impairment charges for long-lived assets for retail stores and restructuring costs, as described above.

Unallocated overhead costs increased due to higher costs associated with our Business Transformation Project implementation, slightly offset by lower stock-based compensation expenses and fluctuations in various foreign currencies.

See Note 12 "Business Segments" to our accompanying condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for a discussion of our reportable business segments.

Other Expense, Net.  The increase in total other expense, net was primarily due to an increase in interest expense as a result of the higher average balances outstanding during the quarter under our credit arrangements compared to the prior period.

Income Taxes. Income taxes for interim periods are computed using an estimated effective tax rate that is expected to be applicable for the full fiscal year. The estimated tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter. The estimated income tax expense and effective income tax rate for the three months ended December 31, 2016 and December 31, 2015 were as follows:

	Three Months Ended December 31,
	2016	2015
Income tax expense	$9,860	$43,737
Effective income tax rate	19.4%	21.8%

The decrease in the estimated effective tax rate was primarily due to changes in the jurisdictional mix of expected worldwide income before income taxes. The change in jurisdictional mix was primarily driven by our anticipated foreign income before income taxes relative to prior periods and relative to our anticipated worldwide income before income taxes.

Foreign income before income taxes was $41,481 and $60,858, and worldwide income before income taxes was $50,887 and $200,658 for the three months ended December 31, 2016 and 2015, respectively. The decrease in foreign income before income taxes was primarily due to a decrease in compensation earned by our foreign-based global product sourcing organization and an increase in foreign operating expenses during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. Foreign income before income taxes, as a percentage of worldwide income before taxes, increased primarily due to the recording of domestic non-cash impairment charges, as discussed above, as well as a change in the jurisdictional mix of expected worldwide income before income taxes during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.

We expect that our foreign income or loss before income taxes, as well as our effective tax rate, will continue to fluctuate from period to period based on several factors, including the outcome of our expansion initiatives, the impact of our global product sourcing organization, our actual financial and operating results from sales generated in domestic and foreign markets, and changes in domestic and foreign tax laws (or in the application or interpretation of those laws). In particular, we believe that the continuing evolution and expansion of our brands, our continuing strategy of enhancing product diversification, and the expected growth from our international DTC business, will result in increases in foreign income before income taxes both in absolute terms and as a percentage of worldwide income before income taxes. In addition, we believe that our effective tax rate will continue to be impacted by our actual foreign income before income taxes relative to our actual worldwide income before income taxes. Notably, with respect to the three months ended December 31, 2016, the Sanuk brand's wholesale segment impairment charges for goodwill and long-lived assets, as discussed above, had the effect of significantly reducing domestic and worldwide income before income taxes, which increased foreign income before income taxes as a percentage of worldwide income before income taxes.

Unremitted earnings of non-US subsidiaries are expected to be reinvested outside of the US indefinitely. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  As of December 31, 2016, we had approximately $257,357 of cash and cash equivalents outside the US that would be subject to additional income taxes if it were to be repatriated.

Net Income. Our net income decreased primarily as a result of lower sales and higher SG&A expenses attributable to the impairment and restructuring charges discussed above, offset by higher gross margins. Our net income per share decreased due to lower net income, partially offset by a lower number of weighted average common shares outstanding.

Other Comprehensive Loss. Other comprehensive loss increased as a result of increased unrealized losses on foreign currency hedging and foreign exchange losses driven by changes in exchange rates for Asian and European currencies during the three months ended December 31, 2016 compared to the prior period.

Results of Operations

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015

The following table summarizes our results of operations:

	Nine Months Ended December 31,
	2016		2015		Change
	Amount	%	Amount	%	Amount	%
Net sales	$1,420,682	100.0%	$1,496,562	100.0%	$(75,880)	(5.1)%
Cost of sales	744,371	52.4	804,836	53.8	(60,465)	(7.5)
Gross profit	676,311	47.6	691,726	46.2	(15,415)	(2.2)
Selling, general and administrative expenses	647,357	45.6	501,721	33.5	145,636	29.0
Income from operations	28,954	2.0	190,005	12.7	(161,051)	(84.8)
Other expense, net	4,476	0.3	4,187	0.3	289	6.9
Income before income taxes	24,478	1.7	185,818	12.4	(161,340)	(86.8)
Income tax expense	3,064	0.2	39,847	2.6	(36,783)	(92.3)
Net income	$21,414	1.5%	$145,971	9.8%	$(124,557)	(85.3)%

Net Sales. The following table summarizes our net sales by location, as well as by brand and channel:

	Nine Months Ended December 31,
			Change
	2016	2015	Amount	%
Net sales by location:
US	$911,322	$979,344	$(68,022)	(7.0)%
International	509,360	517,218	(7,858)	(1.5)
Total	$1,420,682	$1,496,562	$(75,880)	(5.1)%
Net sales by brand and channel:
UGG brand:
Wholesale	$725,772	$810,647	$(84,875)	(10.5)%
Direct-to-Consumer	482,295	468,106	14,189	3.0
Total	1,208,067	1,278,753	(70,686)	(5.5)
Teva brand:
Wholesale	54,424	63,866	(9,442)	(14.8)
Direct-to-Consumer	12,048	10,058	1,990	19.8
Total	66,472	73,924	(7,452)	(10.1)
Sanuk brand:
Wholesale	47,596	55,309	(7,713)	(14.0)
Direct-to-Consumer	11,854	12,429	(575)	(4.6)
Total	59,450	67,738	(8,288)	(12.2)
Other brands:
Wholesale	76,899	68,379	8,520	12.5
Direct-to-Consumer	9,794	7,768	2,026	26.1
Total	86,693	76,147	10,546	13.9

Total Wholesale	$904,691	$998,201	$(93,510)	(9.4)%
Total Direct-to-Consumer	515,991	498,361	17,630	3.5
Total	$1,420,682	$1,496,562	$(75,880)	(5.1)%

The decrease in overall net sales was largely due to lower UGG, Teva and Sanuk brand wholesale sales, which was partially offset by increased other brand wholesale and DTC sales. The overall decrease in wholesale sales was primarily driven by a decrease in weighted average selling price per pair (WASPP) for the UGG brand. We experienced a decrease in the number of pairs sold in our UGG, Teva, and Sanuk brands. This resulted in a decrease in the overall volume of footwear sold for all brands of 2.6% to approximately 22,900 pairs sold for the nine months ended December 31, 2016 from approximately 23,500 pairs for the nine months ended December 31, 2015. The decrease was largely attributable to lower North American UGG wholesale sales and the difference in the timing of shipments as we shifted shipments in advance of our Business Transformation Project implementation, which benefited the fourth quarter of fiscal year 2016 and negatively impacted the first quarter of fiscal year 2017. In addition, we experienced reduced wholesale sales in Europe during the third quarter as a result of our transition to the new European 3PL. On a constant currency basis, overall net sales decreased 4.7% to approximately $1,428,000 compared to the prior period.

Wholesale net sales of our UGG brand decreased due to a decline in WASPP and in the volume of pairs sold. The decrease in WASPP had an impact of approximately $60,000, and was primarily attributable to changes in product mix and a higher proportion of closeout sales relative to the prior period. The decrease in WASPP was slightly offset by a shift in channel mix to DTC. The decrease in the volume of pairs sold had an impact of approximately $39,000, primarily attributable to lower North American wholesale sales as well as the difference in the timing of shipments due to our Business Transformation Project implementation. In addition, we experienced reduced wholesale sales in Europe due to the delay in shipping caused by system integration challenges related to our transition to the new European 3PL. These decreases were partially offset by positive impacts of approximately $7,000 from lower sales reserves due to lower sales and less promotional activity compared to the prior period, gains on cash flow hedges of approximately $7,000, as well as an increase in sales of apparel and home goods of approximately $2,000.

Wholesale net sales of our Teva brand decreased largely due to a decrease in the volume of pairs sold, partially offset by an increase in WASPP. The decrease in the volume of pairs sold had an impact of approximately $11,000, mainly reflecting the difference in the timing of shipments due to our Business Transformation Project implementation. The increase in WASPP had an impact of approximately $2,100, and was primarily attributable to higher margins due to lower closeout sales and a shift in product mix.

Wholesale net sales of our Sanuk brand decreased primarily due to a decrease in the volume of pairs sold and a decrease in WASPP. The decrease in the volume of pairs sold had an impact of approximately $5,000. The decrease in WASPP had an impact of approximately of $2,900, which was primarily due to lower margins on closeout sales and a shift in product mix.

Wholesale net sales of our other brands increased due to an increase in the volume of pairs sold for the Hoka and Koolaburra brands, partially offset by a decrease in the discontinued brands volume of pairs sold. The net increase in volume of pairs sold had an impact of approximately $9,200.
Net sales of our DTC segment increased 3.5% to approximately $516,000 primarily due to an increase in net sales from our E-Commerce business of approximately $18,500, slightly offset by a decrease in net sales from our retail store business of approximately $800. The increase in total DTC net sales was largely due to an increase in the volume of pairs sold of approximately $55,000, partially offset by a decrease in WASPP with an impact of approximately $33,000. The decrease in WASPP was due to a shift in product mix.
Comparable DTC sales for the 39 weeks ended January 1, 2017 increased 2.2% on a constant currency basis to approximately $415,000 compared to the same period last year primarily as a result of an increase in comparable sales from our E-Commerce business of approximately $25,000, offset in part by a decrease in comparable retail store sales of approximately $16,000. The increase in comparable DTC sales was primarily due to improved traffic trends in our E-Commerce websites worldwide, primarily driven by the UGG brand, partially offset by declining traffic trends in our retail stores and a decrease in WASPP.
International sales, which are included in the segment sales presented above, for all of our products combined, decreased by 1.5%. International sales represented 35.9% and 34.6% of worldwide net sales for the nine months ended December 31, 2016 and 2015, respectively. The decrease in international sales was due to lower wholesale sales for the UGG brand in Europe and the Sanuk brand in Asia, reflecting lower wholesale sales in Europe resulting from the delay in shipping caused by system integration challenges related to our transition to the new European 3PL. On a constant currency basis, international sales increased 1.0% to approximately $523,000 compared to the prior period.
Gross Profit. Gross margin was 47.6% for the nine months ended December 31, 2016 compared to 46.2% for the same period last year. The overall improvement in gross margin was driven by lower material inputs and a higher proportion of DTC sales.

Selling, General and Administrative Expenses. The change in SG&A expenses for the nine months ended December 31, 2016 compared to the same period last year were primarily due to:

•	impairment charges for the Sanuk brand's wholesale segment goodwill and patent of approximately $118,000 and other retail store impairments of $6,003;

•
increased salaries and other related expenses of approximately $10,500, primarily attributable to changes in performance-based compensation for non-executive management, as well as costs related to transitioning warehouse and customer service locations;

•	increased depreciation expenses of approximately $4,500 due to contingent consideration credits taken in the prior period that are not recurring in the current period;

•	increased occupancy and rent expense of approximately $3,000 due to restructuring charges incurred for retail store closures;

•	increased warehouse expenses of approximately $2,100, largely driven by costs related to closing and transitioning warehouses and moving inventory;

•	increased other operating expenses of approximately $2,000, primarily driven by advertising and promotional costs and consulting services;

•	increased other operating expenses of approximately $1,900, largely driven by additional restructuring charges; and

•	decreased bad debt expense of approximately $2,300, due to higher reserves for delinquent customer accounts in the prior period.

Income from Operations.  The following table summarizes operating income (loss) by segment:

	Nine Months Ended December 31,
			Change
	2016	2015	Amount	%
UGG brand wholesale	$209,633	$237,209	$(27,576)	(11.6)%
Teva brand wholesale	(819)	5,218	(6,037)	(115.7)
Sanuk brand wholesale	(115,998)	8,263	(124,261)	(1,503.8)
Other brands wholesale	(226)	(4,680)	4,454	95.2
Direct-to-Consumer	96,647	95,847	800	0.8
Unallocated overhead costs	(160,283)	(151,852)	(8,431)	(5.6)
Total	$28,954	$190,005	$(161,051)	(84.8)%

The decrease in income from operations resulted from lower sales and higher overall SG&A expenses, primarily driven by the impairment and restructuring charges described above. These factors were partially offset by higher overall gross margins attributable to reduced material costs and changes in product mix, decreased promotional activity, and the lower impact of closeout sales compared to the prior period.

The decrease in income from operations of UGG brand wholesale was primarily the result of lower sales and lower gross margins.

The decrease in income from operations of Teva brand wholesale was due to lower sales primarily attributable to the timing of shipments described above.

The decrease in income from operations of Sanuk brand wholesale was primarily due to impairment charges for goodwill and long-lived assets, as described above, as well as lower sales and lower margins attributable to the timing of shipments and the impact of closeout sales as described above, partially offset by lower SG&A expenses driven by lower selling and marketing costs.

The loss from operations of other brands wholesale improved slightly due to higher sales and improved gross profit primarily attributable to the Hoka and Koolaburra brands, offset by higher SG&A expenses driven by higher selling and marketing costs.

The increase in income from operations of our DTC business was primarily due to higher sales and improved gross margins in our E-Commerce business, offset by higher SG&A expenses driven by impairment charges for long-lived assets for retail stores and restructuring costs, as described above.

Unallocated overhead costs increased due to higher costs associated with our Business Transformation Project implementation, slightly offset by lower stock-based compensation expenses and fluctuations in various foreign currencies.

See Note 12 "Business Segments" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for a discussion of our reportable business segments.

Other Expense, Net. The increase in total other expense, net was primarily due to an increase in interest expense as a result of the higher average balances outstanding under our credit arrangements compared to the prior period.

Income Taxes. Income taxes for interim periods are computed using an estimated effective tax rate that is expected to be applicable for the full fiscal year. The estimated tax rate is subject to ongoing review and evaluation by management and can vary from quarter to quarter. The estimated income tax expense and effective income tax rate for the nine months ended December 31, 2016 and December 31, 2015 were as follows:

	Nine Months Ended December 31,
	2016	2015
Income tax expense	$3,064	$39,847
Effective income tax rate	12.5%	21.4%

The decrease in the estimated effective tax rate was primarily due to the recording of the discrete tax impact of non-cash impairment charges, as discussed above, as well as a change in the jurisdictional mix of expected worldwide income before income taxes. The change in jurisdictional mix was primarily driven by a decrease in foreign sales and a decrease in the compensation earned by our foreign-based global product sourcing organization.

Foreign income before income taxes was $31,137 and $102,017, and worldwide income before income taxes was $24,478 and $185,818 for the nine months ended December 31, 2016 and 2015, respectively. The decrease in foreign income before income taxes was primarily due to a decrease in sales and a decrease in compensation earned by our foreign-based global product sourcing organization as well as an increase in foreign operating expenses during the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015. Foreign income before income taxes, as a percentage of worldwide income before taxes, increased primarily due to the recording of domestic non-cash impairment charges, as discussed above, as well as a change in the jurisdictional mix of expected worldwide income before income taxes during the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015.

For additional information about the factors that may impact our foreign income or loss before income taxes, as well as our effective tax rate, please see the discussion under the heading "Results of Operations - Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015 - Income Taxes" above.

Net Income. Our net income decreased primarily due to lower sales and higher SG&A expenses attributable to the impairment and restructuring charges discussed above, offset by higher gross margins. Our net income per share decreased due to lower net income, partially offset by a lower number of weighted average common shares outstanding.

Other Comprehensive Loss. Other comprehensive loss increased as a result of increased unrealized losses on foreign currency hedging and foreign exchange losses driven by changes in exchange rates for Asian and European currencies during the nine months ended December 31, 2016 compared to the prior period.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Liquidity, Capital Resources and Cash Flows

Liquidity

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

We believe that our cash and cash equivalents balances, cash generated from operations, and available borrowings under our Second Amended and Restated Credit Agreement with JPMorgan Chase Bank (as amended, Domestic Credit Facility), our credit facility in China (as amended, China Credit Facility), and our credit facility in Japan (Japan Credit Facility) will provide sufficient liquidity to enable us to meet our working capital requirements for at least the next 12 months. However, risks and uncertainties that could impact our liquidity include our worldwide sales, our profit margin, the perception of our brands among retail consumers and wholesale customers, our ability to respond to changes in consumer preferences, our ability to collect our receivables in a timely manner, our ability to effectively manage our inventories, our ability to respond to ongoing changes in the retail environment, unexpected changes in weather conditions, and the timing and extent of restructuring charges, among others. Furthermore, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing sources of liquidity are insufficient to satisfy our cash requirements, we may seek to borrow under our existing credit arrangements, seek new credit arrangements, or sell additional debt or equity securities. The sale of convertible debt securities or equity securities could result in additional dilution to our stockholders, and the equity securities may have rights or preferences that are superior to those of our existing stockholders. The incurrence of additional indebtedness would result in additional debt service obligations, could result in operating and financial covenants that would restrict our operations, and could cause us to further encumber our assets. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no other material present understandings, commitments or agreements with respect to the acquisition of any other businesses, we may evaluate acquisitions of other businesses or brands.

Capital Resources

As of December 31, 2016, we had no outstanding borrowings, and outstanding letters of credit of approximately $584, resulting in debt capacity of approximately $389,000 out of $400,000 due to limitations on consolidated worldwide borrowings under the terms of our Domestic Credit Facility. In October 2016, we amended the Domestic Credit Facility to allow increased borrowing under the China Credit Facility. At February 9, 2017, we had no outstanding balance and available borrowings of approximately $389,000.

As of December 31, 2016, we had a total outstanding balance of approximately $21,000 and available borrowings of approximately $22,000 under our China Credit Facility. In October 2016, we entered into a second amendment to our China Credit Facility to provide for an increase in the line of credit to an aggregate of CNY 300,000, or approximately $43,000. At February 9, 2017, we had a total outstanding balance of approximately $21,000 and available borrowings of approximately $22,000.

As of December 31, 2016, we had a total outstanding balance of approximately $9,000 and available borrowings of approximately $38,000 under our Japan Credit Facility. Our Japan Credit Facility provides for an uncommitted revolving line of credit of up to JPY 5,500,000, or approximately $47,000, for a maximum term of six months. At February 9, 2017, we had no outstanding balance and available borrowings of approximately $47,000.

As of December 31, 2016, we were in compliance with all covenants under our borrowing arrangements and we remain in compliance at February 9, 2017.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended December 31,
			Change
	2016	2015	Amount	%
Net cash provided by operating activities	$166,730	$145,631	$21,099	14.5%
Net cash used in investing activities	(36,710)	(52,800)	16,090	30.5
Net cash used in financing activities	(70,430)	(53,213)	(17,217)	(32.4)

Operating Activities. The increase in net cash provided by operating activities during the nine months ended December 31, 2016 compared to the same period last year was primarily due to lower net income after adjustments to reflect non-cash impairment charges and related deferred tax positions, as described above, and other items, offset by higher positive changes in working capital compared to the prior period primarily for inventory, accounts payable and accounts receivable. The change in inventory levels was slightly higher compared to the prior period due to lower wholesale sales; however, cash used for inventory was lower compared to the prior period due to improved inventory management, which resulted in the positive change in the accounts payable level compared to the prior period. The change in accounts receivable levels relates to higher average accounts receivables balances compared to the prior period due to timing differences for collections.

Wholesale accounts receivable turnover decreased to 5.7 times in the 12 months ended December 31, 2016 compared to 6.5 times for 12 months ended December 31, 2015, due to the impact of higher average accounts receivable balances and lower wholesale sales.

Inventory turnover decreased to 2.2 times in the 12 months ended December 31, 2016 compared to 2.7 times in the 12 months ended December 31, 2015 due to the impact of higher average inventory levels and lower sales.

Investing Activities. The decrease in net cash used in investing activities for the nine months ended December 31, 2016 resulted from fewer capital expenditures for the Business Transformation Project implementation and business acquisition costs compared to the prior period, as well as the wind down of the build out of our new retail stores. This was partially offset by the purchase of land adjacent to our corporate headquarters campus and purchases of computer hardware and software.

As of December 31, 2016, we had approximately $3,400 of commitments for future capital expenditures primarily related to information technology upgrades at our distribution centers in California and tenant improvements for retail store space in the US. We estimate that capital expenditures for the remainder of fiscal year 2017, including the aforementioned commitments, will range from approximately $11,000 to $15,000. We anticipate these expenditures will primarily relate to the build out of our DTC business and corporate facilities, and purchases for IT infrastructure and system improvements. However, the actual amount of our future capital expenditures may differ significantly from this estimate depending on the timing of store openings or conversions from owned stores to partner retail, as well as any unforeseen needs to replace existing assets and the timing of other expenditures.

Financing Activities. For the nine months ended December 31, 2016, net cash used in financing activities was comprised primarily of short-term borrowings under our credit arrangements, offset by the repayment of short-term borrowings under our credit arrangements, as well as stock repurchases and cash paid for contingent consideration related to the Sanuk brand acquisition.

Contractual Obligations.

See Note 7 "Commitments and Contingencies" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for disclosure related to purchase obligations.

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments used in the preparation of our condensed consolidated financial statements, see Note 1 “The Company and Summary of Significant Accounting Policies” to our consolidated financial statements in Part IV of our 2016 Annual Report. There have been no material changes to our critical accounting policies since March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. We purchase certain materials that are affected by commodity prices, the most significant of which is sheepskin. The supply of sheepskin used in certain UGG® brand products is in high demand and there are a limited number of suppliers able to meet our expectations for the quantity and quality of sheepskin required. In the years leading up to 2013, there had been significant changes in the price of sheepskin as the demand for this commodity from our competitors, and from our customers had changed. Recently, the price of sheepskin has stabilized. We use purchasing contracts, pricing arrangements, and refundable deposits to attempt to manage price volatility as an alternative to hedging commodity prices. The purchasing contracts and pricing arrangements we use may result in purchase obligations, which are not reflected in our condensed consolidated balance sheets (see Note 7 "Commitments and Contingencies" to our accompanying condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report). In the event of significant commodity cost increases, we will likely not be able to adjust our selling prices sufficiently to eliminate the impact of such increases on our margins.

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

As of December 31, 2016, the notional amount of foreign currency exchange rate contracts was $24,000 and the fair value of $2,050 was recorded in other current assets in the condensed consolidated balance sheets. As of December 31, 2016, a hypothetical 10.0% change in foreign currency exchange rates would cause the fair value of our financial instruments to increase or decrease by approximately $2,000. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to changes, nor do they consider the effect such hypothetical changes may have on overall economic activity. As our international operations grow and we increase purchases and sales in foreign currencies, we will continue to evaluate our hedging policy and may utilize additional derivative instruments, as needed, to hedge our foreign exchange currency exposures. We do not use foreign currency contracts for trading purposes (see Note 4 "Fair Value Measurements" to our accompanying condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report).

Although the majority of our sales and inventory purchases are denominated in US currency, these sales and inventory purchases may be impacted by fluctuations in the exchange rates between the US dollar and the local currencies in the international markets where our products are sold and manufactured. Our foreign currency exposure is generated primarily from our European and Asian operations. Approximately $255,126, or 33.6%, and $435,659, or 30.7%, of our total net sales for the three and nine months ended December 31, 2016, respectively, were denominated in foreign currencies.  As we hold more cash and other monetary assets and liabilities in foreign currencies, we are exposed to financial statement transaction gains and losses as a result of re-measuring the financial positions held in foreign currencies into US dollars for subsidiaries that are US dollar functional and also from re-measuring the financial positions held in US dollars and foreign currencies into the functional currency of subsidiaries that are non-US dollar functional. We re-measure monetary assets and liabilities denominated in foreign currencies into US dollars using the exchange rate as of the end of the reporting period. In addition, certain of our foreign subsidiaries’ local currency is their designated functional currency, and we translate those subsidiaries’ assets and liabilities into US dollars using the exchange rates at of the end of the reporting period, which results in financial statement translation gains and losses in other comprehensive loss. Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year.  In addition, if the US dollar strengthens, it may result in increased pricing pressure on our foreign distributors. We believe that this has been a significant factor contributing to a slowdown in traffic within our domestic retail locations, particularly within our flagship stores that are located in major tourist cities.

Interest Rate Risk. Our market risk exposure with respect to financial instruments is tied to changes in the prime rate in the US and changes in the London Interbank Offered Rate (LIBOR). Our Domestic Credit Facility provides for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. As of December 31, 2016, the effective LIBOR and prime interest rates were 2.52% and 4.50%, respectively. Our China Credit Facility provides for interest on outstanding borrowings at a rate based on the People’s Bank of China rate, which was 4.35% as of December 31, 2016. Our Japan Credit Facility provides for interest on outstanding borrowings at a rate based on the Tokyo Interbank Offered Rate plus 0.40%, which was 0.43% as of December 31, 2016. Assuming average borrowings for the period equal to the trailing twelve month average, a hypothetical 1.0% increase in interest rates under each of the three credit facilities would result in an aggregate increase to interest expense of approximately $1,400 for the nine months ended December 31, 2016 (see Note 6 "Notes Payable and Long Term Debt" to our accompanying condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for further information).

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

We conducted an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c) Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our Chief Executive Officer and our Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act are filed as Exhibits 31.1 and 31.2 to this Quarterly Report. This Part I, Item 4 should be read in conjunction with such certifications for a more complete understanding of the topics presented.

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

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report, including in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, as well as our condensed consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (SEC) on May 31, 2016, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

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

In November 2016, we repurchased approximately 222,500 shares under the program for approximately $12,571, or an average price of $56.51 per share. Since inception through December 31, 2016, we have repurchased approximately 2,020,000 shares under the program for approximately $134,706, or an average price of $66.69 per share, leaving the remaining approved amount at approximately $65,294.

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

Deckers Outdoor Corporation

Date:	February 9, 2017	/s/ Thomas A. George
Thomas A. George
Chief Financial Officer