Form 10-K/A
period 2017-03-31
DECKERS OUTDOOR CORP
filed 2017-07-28
CIK 910521

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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At September 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by the non-affiliates of the registrant was approximately $1,897,849,329, based on the number of shares held by non-affiliates of the registrant as of that date, and the last reported sale price of the registrant's common stock on the New York Stock Exchange, or NYSE, on that date, which was $59.55. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares of the registrant's common stock outstanding as of close of business on May 31, 2017 was 31,990,065.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K, or Amendment, amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, or Annual Report on Form 10-K, originally filed by the registrant with the Securities and Exchange Commission, or SEC, on May 30, 2017, or Original Filing.
References in this Amendment to "Deckers", "we", "our", "us", or our "Company" refer to Deckers Outdoor Corporation, together with its consolidated subsidiaries.
We are filing this Amendment to present the information required by Part III (Items 10 through 14) of Form 10-K as we do not expect to file the definitive proxy statement for our 2017 annual meeting of stockholders within 120 days of the end of our fiscal year ended March 31, 2017. In addition, we are updating Item 7 of Part II of the Original Filing to address certain clerical errors. Further, we are amending Item 15 of Part IV, solely to include new certifications by our chief executive officer and chief financial officer as Exhibits 31.3 and 31.4 hereto, as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, or Exchange Act. However, because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
Except as specifically described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred as of any a date subsequent to the date of the Original Filing.

DECKERS OUTDOOR CORPORATION AND SUBSIDIARIES
For The Fiscal Year Ended March 31, 2017

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Certain amounts reflected in millions in the Original Filing, included under the following captions, should have been reflected in thousands:

•	"Results of Operations - Year Ended March 31, 2017 Compared to Year Ended March 31, 2016 - Income Taxes"

•	"Results of Operations - Year Ended March 31, 2016 Compared to Year Ended March 31, 2015 - Income Taxes"

•	"Critical Accounting Policies and Estimates - Valuation of Goodwill, Intangible and Other Long-Lived Assets"

The presentation of these amounts in millions was the result of a clerical error. The convention used throughout Part II, Item 7 of the Original Filing, that all amounts are expressed in thousands, was intended to apply to these amounts as well.

References to these amounts in the consolidated financial statements and related notes (to the extent such numbers are included therein) in Part II, Item 8 of the Original Filing are correct.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Our Board of Directors, or Board, consists of ten directors. Important summary information about our current directors is set forth in the table below. Following the table is certain biographical information about each director, as well as information about the specific qualifications, attributes, skills and experience that led to the conclusion of our Board that each director is qualified to serve as a member of our Board.

NAME	AGE	DIRECTOR SINCE	POSITION
Angel R. Martinez	62	2005	Non-Executive Chairman of our Board
David Powers	51	2016	Chief Executive Officer, President and Director
John M. Gibbons	68	2000	Lead Independent Director
Karyn O. Barsa	56	2008	Director
Nelson C. Chan	56	2014	Director
Michael F. Devine, III	58	2011	Director
John G. Perenchio	62	2005	Director
James Quinn	65	2011	Director
Lauri M. Shanahan	54	2011	Director
Bonita C. Stewart	60	2014	Director

ANGEL R. MARTINEZ
Age: 62 Director Since: 2005
Non-Executive Chairman of our Board	Other Public Company Directorships: Tupperware Brands Corporation (NYSE: TUP) Korn Ferry (NYSE: KFY)

Mr. Martinez was our Chief Executive Officer from April 2005 until he retired from the position in May 2016. Beginning in May 2008, he served as Chairman of our Board and continues to serve as our non-executive Chairman. Mr. Martinez is currently a director of Korn Ferry and has served as a director of Tupperware Brands Corporation since 1998.
Specific Qualifications, Attributes, Skills and Experience

•
Industry Experience - Extensive experience in the footwear industry, including serving as our Chief Executive Officer, and Chief Executive Officer and Vice Chair of Keen, LLC, an outdoor footwear manufacturer. Also served in a variety of leadership positions at Reebok International Ltd. and as Chief Executive Officer and President of The Rockport Company, a subsidiary of Reebok International Ltd.

•	Entrepreneurial - During his tenure at Keen, LLC, successfully established this incipient brand for future growth.

•
Sales and Marketing Experience - Served as Executive Vice President and Chief Marketing Officer of Reebok International Ltd., a global athletic brand that sells and markets sports and lifestyle products.

•	International Experience - Held key management roles at Reebok International Ltd., Keen, LLC and our Company during periods of international expansion.

•
Luxury/Premium Branding Experience - 12 years of experience with the UGG brand, a premier brand in luxurious comfort footwear, handbags, apparel, and cold weather accessories. Participated in the acquisition of the Ralph Lauren Footwear brand, which was managed as a subsidiary of The Rockport Company.

•
Retail Experience and Distribution/Logistics Experience - Owned and operated his own retail stores. While President of The Rockport Company, oversaw retail evolution for the brand, including opening over 50 brand stores. Involved in management of supply chain and distribution channels during his many years of industry experience.

•	Public Company Management Experience - Served as our Chief Executive Officer for 11 years.

•	Risk Oversight Experience - 19 years of experience as a corporate director with risk oversight responsibilities.

DAVID POWERS
Age: 51 Director Since: 2016
Chief Executive Officer, President and Director	Other Public Company Directorships: None.

Mr. Powers was appointed as our Chief Executive Officer in June 2016 and was also elected to serve as a member of our Board. Mr. Powers joined our Company as President of Direct-to-Consumer in August 2012. He was appointed President of Omni-Channel in January 2014 and was appointed President in March 2015. Prior to joining our Company, Mr. Powers held several executive leadership roles at Converse Inc., The Timberland Company and Gap Inc.

Specific Qualifications, Attributes, Skills and Experience

•	Industry Experience - Extensive experience in the footwear and apparel industry through a variety of positions at three different footwear companies and a global apparel retailer.

•
Retail Experience and Distribution/Logistics Experience - While at Converse Inc., was responsible for global owned and distributor Direct-to-Consumer operations as part of the Nike retail leadership team. During tenure at The Timberland Company and Gap Inc., had leadership roles with a variety of retail responsibilities from merchandising to store design.

•
Sales and Marketing Experience - Graduated cum laude from Northeastern University with a B.S. in Marketing. Throughout career has been responsible for the development of marketing strategy, with a focus on consumer engagement.

•
International Experience - While serving in leadership roles at The Timberland Company, Mr. Powers led worldwide retail merchandising, marketing, visual and store design, and oversaw European Retail Operations.

•	Public Company Management Experience - Leadership roles have all been at public companies. Serves as our Chief Executive Officer and President with global responsibilities and oversight.

•	Real Estate - Acquired real estate experience during his time at Gap Inc. and with our Company.

JOHN M. GIBBONS
Age: 68 Director Since: 2000
Lead Independent Director	Other Public Company Directorships: None.

Mr. Gibbons is an independent consultant. He is a director of The Learning Network, Inc. He also served as a director and Chair of the Audit Committee of National Technical Systems, Corp., a provider of integrated testing, certification, quality registration and systems evaluation services, from September 2003 until its acquisition in November 2013.
Specific Qualifications, Attributes, Skills and Experience

•
High Level of Financial Literacy and Experience - Currently serves as a member of the Compensation Committee of The Learning Network, Inc. Previously served as Chairman of our Audit Committee. From June 2000 to April 2004, Mr. Gibbons was Vice Chair of TMC Communications, Inc., a long distance, data and internet services provider, and was its Chief Executive Officer from June 2001 to April 2003. Mr. Gibbons was also Vice Chair of Assisted Living Corporation, a national provider of assisted living services, from March 2000 to December 2001.

•	Risk Oversight Experience - Extensive experience in risk oversight as the former Chairman of our Audit Committee and former Chairman of the Audit Committee of National Technical Systems, Corp.

•	Industry Experience - 17 years of experience as a director of our Company.

•
Public Company Management Experience - Previously served as Chief Executive Officer and Chief Operating Officer, and currently serves as a director, of The Learning Network, Inc. Previously employed by The Sports Club Company where he was Chief Executive Officer and a director from July 1999 to February 2000, and President and Chief Operating Officer from January 1995 to July 1999.

•	Entrepreneurial - Has served in a variety of leadership positions for several companies during periods of expansion.

•	Luxury/Premium Branding Experience - Involved in several capacities at The Sports Club Company, a company which markets clubs to affluent, health-conscious individuals.

KARYN O. BARSA
Age: 56 Director Since: 2008
Board Committees: Audit Compensation	Other Public Company Directorships: None.

Ms. Barsa served as Chief Executive Officer of Coyuchi, Inc., a maker of organic cotton bedding, bath and baby products, from April 2009 to May 2013. From February 2008 to April 2009, she served as President and Chief Executive Officer of Investors' Circle, a network of individual and institutional investors focused on sustainable business practices. She serves on the board of The Directors' Organization Ltd. and the advisory boards of Embark Stores, Inc., the Winter Sports School and Newpark Capital.
Specific Qualifications, Attributes, Skills and Experience

•
High Level of Financial Literacy and Experience - In addition to the Chief Executive Officer and director positions discussed above, served as Chief Financial Officer of Patagonia, Inc., a specialty outdoor apparel and equipment manufacture, and as the Chair of the Compensation Committee of Performance Sports Group, Ltd. Also holds a B.A. in Economics from Connecticut College and an MBA from the University of Southern California.

•
Risk Oversight Experience - Serves as a member of the Audit Committee and as a director of The Directors' Organization Ltd. Served on the board and Risk Committee of Performance Sports Group, Ltd. until its acquisition in March 2017.

•
Luxury/Premium Branding Experience - In addition to serving as Chief Executive Officer of Coyuchi, Inc., served as Chief Executive Officer of Smith & Hawken, Ltd., a specialty gardening retailer between 1999 and 2001, and as Chief Financial Officer and Chief Operating Officer of Patagonia, Inc.

•	Industry Experience - Served as Chief Operating Officer and Chief Financial Officer of Patagonia, Inc. when footwear was introduced as a product of the company.

•
Distribution/Logistics Experience - As Chief Executive Officer of Coyuchi, Inc., Chief Executive Officer of Smith & Hawken, Ltd, and Chief Operating Officer of Patagonia, Inc. gained extensive experience in management of supply chain and distribution issues.

•
Sales and Marketing Expertise - Sales teams reported directly to Ms. Barsa in her roles at Patagonia Inc., Smith & Hawken, Ltd and Coyuchi, Inc. Direct sales and marketing experience as Chief Executive Officer of Investors' Circle and founder of HeadStart Custom Helmets.

•	Retail Experience - Executive experience at Patagonia, Inc., Smith & Hawken, Ltd. and Coyuchi, Inc.

•
Entrepreneurial - Has served in a variety of leadership positions for several companies during periods of expansion, including serving as Chief Executive Officer of Embark Stores, Inc., a start-up pet supplies retailer, between May 2007 and February 2008.

NELSON C. CHAN
Age: 56 Director Since: 2014
Board Committees: Audit	Other Public Company Directorships: Adesto Technologies Corporation (NASDAQ: IOTS) Synaptics, Inc. (NASDAQ: SYNA) Socket Mobile (NASDAQ: SCKT)
Mr. Chan is the Chairman of the Board, Chair of the Compensation Committee and member of the Audit Committee of Adesto Technologies Corporation. He is also a director of Socket Mobile and a director and member of the Audit Committee of Synaptics, Inc. Mr. Chan is also a director of several privately-held companies. From 2006 to 2008, Mr. Chan served as Chief Executive Officer of Magellan Corporation and, from 1992 to 2006, he served in various management positions with SanDisk Corporation. Mr. Chan held sales, marketing and engineering positions at several technology-based companies from 1983 to 1992.

Specific Qualifications, Attributes, Skills and Experience

•	Entrepreneurial - Expertise in building technology companies.

•	High Level of Financial Literacy and Experience - Has held numerous senior management positions with leading companies, including Chief Executive Officer at Magellan Corporation.

•	Public Company Management Experience - Extensive experience with several leading public and private companies, both as an executive and as a director.

•	Sales/Marketing Experience - Held key sales, marketing and engineering positions at SanDisk Corporation, Chips and Technologies, Signetics and Delco Electronics.

•	International Experience - Was the Executive Vice President and General Manager, Consumer Business, while at SanDisk Corporation, a global multi-billion dollar company.

•	Risk Oversight Experience - Currently serves as a member of our Audit Committee and has over 10 years of experience as a corporate director with risk oversight responsibilities.

•	Technology (Consumer, Cybersecurity, Big Data, Social) - Extensive experience in technology-based companies including sales, marketing and engineering.

MICHAEL F. DEVINE, III
Age: 58 Director Since: 2011
Board Committees: Audit Compensation	Other Public Company Directorships: Express, Inc. (NYSE: EXPR) FIVE Below, Inc. (NYSE: FIVE)

Mr. Devine retired as Executive Vice President and Chief Financial Officer of Coach, Inc. in 2011. He currently serves as a director and Chair of the Audit Committees of Express, Inc. and FIVE Below, Inc. He also serves as a member of the board of Sur La Table, Inc., a privately-held company. From 2004 to 2007, Mr. Devine served as a member of the Board of Directors and Chair of the Audit Committee of Educate, a leading K-12 education service company with solutions such as Sylvan Learning Center. Mr. Devine also previously served as a director and member of the Audit Committee of NutriSystem, Inc.
Specific Qualifications, Attributes, Skills and Experience

•
High Level of Financial Literacy and Experience - In addition to Mr. Devine's experiences as the Chair of the two Audit Committees described above, and his experiences at Coach, Inc., prior to joining Coach, Inc. served as Chief Financial Officer and Vice President-Finance of Mothers Work, Inc. from February 2000 to November 2001. From 1997 to 2000, was Chief Financial Officer of Strategic Distribution, Inc., a Nasdaq-listed industrial store operator. From 1995 to1997, was Chief Financial Officer at Industrial System Associates, Inc., and for the prior 6 years was the Director of Finance and Distribution for McMaster-Carr Supply Co. Holds a B.S. in Finance and Marketing from Boston College and an MBA in Finance from the Wharton School of the University of Pennsylvania.

•	Public Company Management Experience - Experience at Coach, Inc. involved managing a public company during a period of high growth.

•	Risk Oversight Experience - 11 years of experience as a corporate director with risk oversight responsibilities.

•	Luxury/Premium Branding Experience - Coach, Inc. is a leading marketer of modern classic American accessories.

•
Industry Experience - In addition to experience at Coach, Inc., serves as a director of Express, Inc., a nationally-recognized specialty apparel and accessory retailer offering both women's and men's merchandise.

•	Distribution/Logistics Experience and Retail Experience - Involved in supply chain and wholesale and retail distribution channels while at Coach, Inc.

•	International Experience - Involved in a global brand with worldwide operations while at Coach, Inc.

•	Real Estate - Acquired real estate experience during his time at Coach, Inc.

JOHN G. PERENCHIO
Age: 62 Director Since: 2005
Board Committees: Compensation Corporate Governance	Other Public Company Directorships: None.

Mr. Perenchio is a private investor. From 1999 until May 2015, he held controlling interests and was a principal in various music industry companies, involved in the production and sale of recorded music, music publishing and merchandise. Since late 2009, Mr. Perenchio has been involved in various capacities in Club Ride Apparel, LLC, a privately-held sports apparel company in which he owns a controlling interest.
Specific Qualifications, Attributes, Skills and Experience

•
Entrepreneurial - Involved in the formation of a myriad of different successful business enterprises, from music to apparel. From 1990 to 2003, served as an executive with Chartwell Partners, LLC, a family owned boutique investment and holding company specializing in the entertainment, media and real estate industries.

•	Industry Experience - Experience in the apparel industry, including through involvement in Club Ride Apparel, LLC, and serving as a director of our Company for 12 years.

•	Sales and Marketing Experience - Experience with designing and implementing marketing and sales plans in the music, internet retail, real estate and sports apparel industries.

•
Risk Oversight Experience - In addition to the director and management experience discussed above, from 1984 to 1990, served as in-house counsel at Triad Artists, Inc., one of the then-premier talent agencies in the world, and prior to that, from 1982 to 1984, he practiced law as an attorney in California.

•
Public Company Management Experience - Member of our Board since 2005. From 1992 to 2007, Mr. Perenchio was a director of Univision Communications Inc., the leading Spanish-language media company in the United States.

JAMES QUINN
Age: 65 Director Since: 2011
Board Committees: Corporate Governance	Other Public Company Directorships: None.

Mr. Quinn retired as President of Tiffany & Co. (NYSE: TIF) effective January 31, 2012. He was named to Tiffany & Co.'s board in 1995 and served until 2008. Mr. Quinn also currently serves as a director of Mutual of America Capital Management, Inc., a privately-held company.
Specific Qualifications, Attributes, Skills and Experience

•
Public Company Management Experience - As the former President of Tiffany & Co., oversaw retail sales in stores in more than 50 countries, with responsibility for the company's global expansion strategy, including the significant Tiffany & Co. presence established throughout Asia. Joined Tiffany & Co. in 1986 and held a series of significant positions including Vice Chairman prior to his appointment as President in 2003.

•	Luxury/Premium Branding Experience - Tiffany & Co. is a jeweler and specialty retailer whose principal merchandise offering is fine jewelry.

•	Distribution/Logistics Experience and Retail Experience - While at Tiffany & Co., involved in management of supply chain and distribution channels.

•	International Experience - While at Tiffany & Co., involved in management of a global brand with worldwide operations.

•	Risk Oversight Experience - 22 years of experience as a corporate director with risk oversight responsibilities.

•	Real Estate - Acquired real estate experience during his time at Tiffany & Co.

LAURI M. SHANAHAN
Age: 54 Director Since: 2011
Board Committees: Compensation	Other Public Company Directorships: Cedar Fair Entertainment Company (NYSE: FUN) Treasury Wine Estates Limited (ASX: TWE)

Ms. Shanahan is a seasoned retail executive with over 25 years of senior level experience across global, multi-channel, multi-brand enterprises and other specialty retail and consumer service companies. Ms. Shanahan is Chairman of the Board and Chair of the Compensation and Management Development Committee of Charlotte Russe Holdings, Inc., a specialty retailer of apparel and accessories with over 500 stores, on the Board of Directors and the Nominating and Governance Committee of Cedar Fair Entertainment Company (NYSE: FUN), a publicly-traded MLP that owns and operates amusement parks and resorts in North America, and on the Board of Directors and Compensation Committee of Treasury Wine Estates Limited (ASX: TWE), a vertically-integrated, global wine business with over 70 brands. In addition, Ms. Shanahan is a principal of Maroon Peak Advisors.
Specific Qualifications, Attributes, Skills and Experience

•
Public Company Management Experience - Joined The Gap Inc. (NYSE: GPS) in 1992 and served for 16 years in numerous leadership roles including Chief Administrative Officer, Chief Legal Officer and Corporate Secretary. The Gap Inc. is a leading global specialty retailer offering clothing, footwear, accessories, and personal care products for men, women, children, and babies under the Gap, Banana Republic, Old Navy, Intermix, and Athleta brands.

•	International Experience - Involved in global brands with worldwide operations while at The Gap Inc. and as a director and consultant.

•
Distribution/Logistics Experience and Retail Experience - Involved in retail, franchise, online licensing and other distribution channels, as well as sourcing and supply chain, while at The Gap Inc. and as a consultant.

•
Industry Experience and Luxury/Premium Branding Experience - Experience in footwear, apparel and accessories at The Gap Inc., Charlotte Russe Holdings, Inc. and through consulting business. Premium/ luxury branding experience at The Gap Inc. and through participation on the board of Treasury Wine Estates Limited and her consulting business.

•
Risk Oversight Experience - In addition to her other leadership roles at The Gap Inc., Ms. Shanahan served as Chief Compliance Officer and Chief Legal Officer, overseeing the global corporate risk committee, as well as the global governance and compliance organization.

•	Real Estate - Led global real estate for all brands during time at The Gap Inc,; experience also from Charlotte Russe and consulting business.

BONITA C. STEWART
Age: 60 Director Since: 2014
Board Committees: Corporate Governance	Other Public Company Directorships: None.

Ms. Stewart is currently the Vice President, Global Partnerships, Americas at Google, Inc. (NASDAQ: GOOG) and has been with Google, Inc. since 2006. At Google, Inc. she leads strategy, business development and revenue growth plans for large partners using Google, Inc. products. From 2002 to 2006, Ms. Stewart worked for DaimlerChrysler AG where she was Director, Chrysler Group, Interactive Communications and prior to that, Director, Chrysler Brand Communications. Ms. Stewart began her career in 1979 at IBM Corporation where she served in various financial and marketing management positions. Ms. Stewart has an MBA from Harvard Business School.
Specific Qualifications, Attributes, Skills and Experience

•	Industry Experience - Over 26 years of experience in brand management, digital strategy and execution.

•	Financial Literacy and Experience - Leads strategy, business development and revenue growth plans for large partners using Google, Inc. products.

•	Entrepreneurial - Served as President, Chief Operating Officer, and Co-Founder of Nia Enterprises, a web-based company.

•	Sales and Marketing Experience - Sales, marketing, global pricing and online advertising experience.

•
International Experience - Currently the Vice President, Global Partnerships, Americas at Google, Inc. and has worked for Chrysler Group and IBM Corporation, which are multi-billion dollar global companies.

•	Public Company Management Experience - Strategic planning and large scale (multi-billion) operations. 10-year management career at IBM Corporation.

•
Technology (Consumer, Cybersecurity, Big Data, Social) - Extensive experience in technology-based companies including sales, marketing, digital strategy and execution, online advertising and global pricing.

Summary of Qualifications of Directors
The table below summarizes the specific qualifications, attributes, skills and experience of each director that led our Board to conclude that the director is qualified to serve on our Board. While each director is generally knowledgeable in each of these areas, an "X" in the chart below indicates that the item is a specific qualification, attribute, skill or experience that the director brings to our Board. The lack of an "X" for a particular item does not mean that the director does not possess that qualification, attribute, skill or experience.

SUMMARY OF DIRECTOR SKILLS AND QUALIFICATIONS	Angel R. Martinez	John M. Gibbons	Karyn O. Barsa	Nelson C. Chan	Michael F. Devine, III	John G. Perenchio	David Powers	James Quinn	Lauri M. Shanahan	Bonita C. Stewart
Luxury/Premium Branding Experience	X	X	X		X		X	X	X
Entrepreneurial	X	X	X	X		X				X
Distribution/Logistics Experience	X		X		X		X	X	X
Retail Experience	X		X		X		X	X	X
Sales and Marketing Experience	X		X	X		X	X	X		X
High Level of Financial Literacy and Experience		X	X	X	X					X
International Experience	X			X	X		X	X	X	X
Public Company Management Experience	X	X		X	X	X	X	X	X	X
Industry Experience (Footwear, Apparel and Accessories)	X	X	X		X	X	X	X	X	X
Risk Oversight Experience	X	X	X	X	X	X		X	X
Technology (Consumer, Cybersecurity, Big Data, Social)				X						X
Real Estate					X		X	X	X

Executive Officers
Each of our executive officers serves at the discretion of our Board. Important summary information about our current executive officers is set forth in the table below, followed by certain biographical information about each officer.

EXECUTIVE OFFICER	AGE	POSITION
David Powers	51	Chief Executive Officer, President and Director
Thomas A. George	61	Chief Financial Officer
David E. Lafitte	53	Chief Operating Officer
Stefano Caroti	54	President of Omni-Channel
Andrea O'Donnell	48	President of Fashion Lifestyle

DAVID POWERS
Age: 51 Position: Chief Executive Officer, President and Director

Mr. Powers was appointed Chief Executive Officer in June 2016. Mr. Powers joined our Company as President of Direct-to-Consumer in August 2012. He was appointed President of Omni-Channel in January 2014 and was appointed President in March 2015. Mr. Powers has over 20 years of experience in merchandising, product and marketing development, and leading global Direct-to-Consumer operations and wholesale businesses. Prior to joining us, Mr. Powers served 4 years as Vice President of Global Direct-to-Consumer at Converse Inc. where he oversaw owned and distributor Direct-to-Consumer as part of the Nike retail leadership team. Mr. Powers also held several executive leadership roles at The Timberland Company, including Worldwide General Merchandising Manager and Senior Director European Retail, where he led worldwide retail merchandising, marketing, visual and store design, and oversaw European Retail Operations. Prior to this, Mr. Powers spent 10 years at The Gap Inc., where he held multiple senior management titles, including Global Divisional Merchandise Manager for the boy's division. Mr. Powers graduated cum laude from Northeastern University with a B.S. in Marketing.

THOMAS A. GEORGE
Age: 61 Position: Chief Financial Officer

Mr. George was appointed Chief Financial Officer in September 2009. He has over 33 years of experience in corporate finance and accounting, having served in a number of senior level positions at both public and private companies. From February 2005 to September 2009, Mr. George was Chief Financial Officer of Ophthonix, Inc., a private technology company. Prior to Ophthonix, Inc., from October 1997 to February 2005, Mr. George was the Chief Financial Officer of Oakley, Inc., now a division of Luxottica Group S.p.A., a publicly-held global consumer products brand with wholesale and retail distribution of multiple product categories including sunglasses and prescription eyewear, apparel, footwear, watches and electronics. Prior to Oakley, Inc., from December 1987 to October 1997, Mr. George was the Senior Vice President and Chief Financial Officer of REMEC, Inc., a public technology company. Mr. George has also served as Corporate Controller and Manager of Financial Planning for other public technology firms. He began his career at Coopers & Lybrand, where he was a Certified Public Accountant. He received a B.S. in Business Administration from the University of Southern California.

DAVID E. LAFITTE
Age: 53 Position: Chief Operating Officer

Mr. Lafitte was appointed Chief Operating Officer in February 2015. From 2012 to January 2015, he was outside General Counsel for our Company. Prior to joining our Company, Mr. Lafitte was a shareholder with the law firm Stradling Yocca Carlson & Rauth, P.C., where he was a member of the firm's board of directors and executive committee, and had been advising our Company since 2006. He received a B.A. from the University of Colorado and a J.D. from Tulane University.

STEFANO CAROTI
Age: 54 Position: President of Omni-Channel

Mr. Caroti was appointed President of Omni-Channel in November 2015. He has over 30 years of industry experience in general management, sales, retail, product, marketing, business strategy and brand management. Prior to joining our Company, Mr. Caroti was the Chief Commercial Officer and Managing Director at PUMA SE, from August 2008 to December 2014, where he was responsible for PUMA SE's global Wholesale and Retail and E-commerce divisions and PUMA's geographic operating regions. He held a number of senior executive positions at Nike, Inc. in general management, sales, product, marketing and during his term as Vice President of EMEA Commerce, he was responsible for the entire Wholesale, Retail and E-commerce business in the EMEA region.  He received a BA with honors from Middlebury College.

ANDREA O'DONNELL
Age: 48 Position: President of Fashion Lifestyle

Ms. O'Donnell was appointed President of Fashion Lifestyle in April 2016. Ms. O'Donnell has over 20 years of experience in the retail industry and is well versed in operating in complex international markets. She has a background in strategic planning, merchandising and marketing, as well as experience in emerging markets and customer relationship management. Over the course of her career, she has held leadership positions with prominent international retailers. Ms. O'Donnell was with DFS Group Limited prior to joining our Company, where she served as President of Global Merchandising. From 2012 to 2014, she was with Lane Crawford, where she was responsible for Merchandising, Marketing, CRM and store planning across the Asia Pacific Region. She was the Commercial Director at John Lewis from April 2004 to August 2012, responsible for online sales and strategy for Omni-Channel. She was the Merchandising Planning Director at Hacket London from September 2002 to April 2004, and prior to that was Head of Merchandising Planning at Jaeger and Debenhams. She holds an Executive MBA from the London School of Business.

Arrangements with Directors or Executive Officers

No arrangement or understanding exists between any of our directors or executive officers and any other person, pursuant to which any of them were selected as our director or executive officer.

Family Relationships

There are no family relationships among any of our directors or executive officers.

No Legal Proceedings

There are no legal proceedings related to any of our directors or executive officers which must be disclosed pursuant to applicable SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock, which we collectively refer to as Section 16 Persons, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC, as well as to provide copies of those reports to us.

To our knowledge, based solely on a review of the copies of such reports furnished to us by each Section 16 Person, and written representations by each Section 16 Person that no additional reports were required to be filed with respect to the fiscal year ended March 31, 2017, all Section 16(a) filing requirements applicable to the Section 16 Persons were complied with except that:

•
Stefano Caroti filed a Form 4 on December 7, 2016, which reported one transaction related to shares withheld for taxes in connection with the vesting of RSUs, that was due to be reported on November 17, 2016.

Code of Ethics, and Accounting and Finance Code of Ethics

Our Board has adopted a Code of Ethics to assist our officers, directors and other employees in complying with the law and maintaining the highest standards of ethical conduct. Our Code of Ethics complies with the requirements set forth in applicable NYSE rules.

Our Board has also adopted a separate Accounting and Finance Code of Ethics which focuses on the financial reporting process and applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller (and other employees serving similar functions). The Accounting and Finance Code of Ethics is intended to qualify as a "code of ethics" under applicable SEC regulations.

Our Code of Ethics and our Accounting and Finance Code of Ethics are available on our website at www.deckers.com/investors. In addition, to the extent required by law, any amendments to or waivers of, any provision of our Code of Ethics or Accounting and Finance Code of Ethics will be promptly disclosed publicly on our website. The information contained on or accessed through our website does not constitute part of, and is not incorporated by reference into this Amendment. References to our website address in this Amendment are inactive textual references only.

Audit Committee

We have a standing Audit Committee of our Board. This Audit Committee consists of Michael F. Devine, III (Chairman), Karyn O. Barsa and Nelson C. Chan. All members of the Audit Committee meet the independence and experience standards required by applicable SEC and NYSE rules. In addition, Mr. Devine, Ms. Barsa and Mr. Chan have each been determined by our Board to be "audit committee financial experts" under applicable SEC regulations.

No Change in Director Nomination Process

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In this section we discuss the compensation programs applicable to our Named Executive Officers, or NEOs. This discussion is divided into the following parts:

•	Executive Summary

•	Compensation Philosophy and Objectives

•	Compensation Consultant and Peer Group

•	Elements of Fiscal Year 2017 Executive Compensation Program

•	Other Compensation-Related Topics

Please also review the various compensation tables, including the Summary Compensation Table, and the related footnotes that follow this section, as they provide information critical to an understanding of our executive compensation program.

Executive Summary
Named Executive Officers

The following table sets forth our NEOs, the current positions they hold and the dates they were appointed to those positions:

NAMED EXECUTIVE OFFICER	CURRENT POSITION AND DATE APPOINTED
David Powers	• Chief Executive Officer and Director - June 2016 • President - March 2015
Thomas A. George	• Chief Financial Officer - September 2009
David E. Lafitte	• Chief Operating Officer - February 2015
Stefano Caroti	• President of Omni-Channel - November 2015
Andrea O'Donnell	• President of Fashion Lifestyle - April 2016
Angel R. Martinez	• Non-Executive Chairman of our Board - May 2016 • Retired as Chief Executive Officer - May 2016

Ongoing Business Transformation

Over the past few years, we have undertaken a strategic transformation of our business, and in turn, our executive leadership team and organizational structure, to effectively position ourselves to compete in a rapidly-evolving retail environment. Our overarching executive compensation objectives are to effectively align our compensation program design to our business strategy, and to attract, develop and retain executives with the background and experience required to lead us forward and provide the best opportunity to achieve sustained growth and profitability. This goal is difficult to accomplish for any business, but it can be particularly complicated when facing challenging and volatile industry and business dynamics.

As of a result of our ongoing transformation efforts, we have a number of key leadership team members who are relatively new to their current roles. At the beginning of fiscal year 2017, we promoted David Powers to be our Chief Executive Officer, in addition to serving as our President. Mr. Powers is a seasoned footwear and retail executive with extensive experience building and transforming organizations. In fiscal year 2016, Stefano Caroti joined our Company as President of Omni-Channel. Mr. Caroti has extensive industry experience in sales, retail, product, marketing, business strategy and brand management. In fiscal year 2017, Andrea O’Donnell joined our Company as President of Fashion Lifestyle. Ms. O'Donnell has a background in strategic planning, merchandising and marketing, and is well versed in operating in complex international markets. We have also made other changes within our executive leadership team and broader organization over the past few years.

To understand the design of our executive compensation program, it is important to consider our guiding compensation objectives in the context of our evolving business and management team transition. For fiscal year 2017, the Compensation Committee, which we refer to as the Committee for purposes of this section, focused on attracting, developing and retaining our executive team while incentivizing them to focus on building long-term value for stockholders. These considerations, along with a review of peer group and industry practices, resulted in a portion of our equity awards for fiscal year 2017 being issued in the form of awards that vest solely based on the achievement of time-based targets, as well as the issuance of certain additional discretionary awards in connection with promotions and new hires that also have time-based vesting targets.

Stockholder Engagement

We are committed to enhancing and expanding our stockholder outreach efforts, including by proactively soliciting and incorporating stockholder feedback on the design and effectiveness of our executive compensation program. For example, in early 2017, we reached out to investors holding over 60% of our shares to discuss their views and any concerns regarding our compensation philosophy and program. Members of our management team and, in most cases, the Chair of our Compensation Committee, conducted meetings and conference calls with those investors that responded to our outreach efforts (representing 47% of our shares) in order to understand stockholders’ perspectives regarding our current compensation practices and solicit specific feedback on current and potential design elements and practices.

During these conversations, we took the opportunity to review our business strategies and performance, discuss our corporate governance initiatives, preview potential changes to our executive compensation program, and provide responses to specific concerns raised by proxy advisory groups. Our stockholder engagement efforts have also included direct discussions with representatives of certain proxy advisory groups, as they represent the interests of, and may influence the voting decisions of, many of our stockholders.

These actions were motivated in large part by the results of our “Say-on-Pay” vote at our 2016 Annual Stockholder Meeting, which reflected that 67% of the votes cast were voted "for" our executive compensation program, a marked and unexpected decline from the 95% approval the prior year. While the vote reflects overall continued stockholder support of our executive compensation philosophy, our Board acknowledged a need for greater stockholder engagement as a means to seek feedback, offer our perspective and rationale, and improve stockholder support for our executive compensation program.

The Committee believes that ongoing, transparent communication with our stockholders is critical to our long-term success, and that the feedback received through our stockholder engagement efforts will continue to contribute to the evolution and enhancement of our executive compensation program. The Committee considers stockholder engagement to be an important part of its decision-making process and plans to continue proactive outreach efforts going forward.

In response to feedback from our stockholders and proxy advisory groups during these outreach efforts, we have made a number of significant changes to our executive compensation program during fiscal year 2017, and have continued to evolve our compensation program for fiscal year 2018.

Principal Changes to Compensation Program During Fiscal Year 2017

The following table sets forth the principal changes made to our executive compensation program during fiscal year 2017:

NEW PRACTICE FOR 2017	HISTORICAL PRACTICE	UNDERLYING PHILOSOPHY/ ADDITIONAL CONSIDERATIONS
• Change from performance-based restricted stock units, or RSUs, to performance stock options for long-term incentive plan, or LTIP, awards.	• Historically, the Committee issued our LTIP awards in the form of performance-based RSUs.
• Better aligns the interests of our executives with those of our stockholders given challenging industry dynamics and highly variable peer group performance; awards granted with an exercise price equal to fair market value on the grant date and only have value to the extent Company performance condition is met and the value of our common stock increases.

• The correlation in value realization is not as direct with “full value” awards such as RSUs that can vest based on the achievement of Company performance conditions that do not necessarily lead to a higher stock price or result in favorable performance relative to peer group companies.

• Change mix of performance-based and time-based equity awards.	• For fiscal year 2016, substantially all equity awards vested based on achievement of Company performance conditions.
• Based on review of peer group and broader market data, issued equity awards that vest as to 80% of the awards based on the achievement of Company performance conditions to ensure alignment with our pay-for-performance philosophy, and vest as to 20% of the awards based on the achievement of time-based vesting targets to attract and retain executives.

• 100% of the equity awards granted during fiscal year 2017 were subject to a minimum three-year vesting period in order to promote retention of our executives.

• Change in performance conditions for LTIP awards.	• For fiscal year 2016, the performance conditions for the LTIP awards was consolidated EBITDA and Revenue.
• Selecting the appropriate performance conditions for performance-based awards is critical for motivating our executives, aligning their interests with those of our stockholders and advancing our pay-for-performance philosophy.

• For fiscal year 2017, we relied on “Pre-Tax Income” for fiscal year 2019 as the performance condition for the LTIP awards given our continued focus on profitability, margin improvement, inventory control, cost savings, and restructuring.

• Eliminate overlap in performance conditions.	• For fiscal year 2016, Revenue was used as a performance metric for our annual cash incentives and LTIP awards.
• Performance goals should involve multiple performance conditions to ensure our compensation programs are encouraging healthy and sustained growth across our business, while eliminating excessive overlap between the goals.

• This approach further reduces the risk associated with our compensation programs as it de-emphasizes the impact of any one performance metric.

Continued Evolution of our Compensation Program
The following table sets forth information about the continued evolution of our compensation program for fiscal year 2018:

EVOLVING PRACTICE	HISTORICAL CONTEXT	UNDERLYING PHILOSOPHY/ ADDITIONAL CONSIDERATIONS
• Move toward a median pay philosophy.	• During past several years, we have benchmarked executive compensation to the 60th to 75th percentile compared to peer group.
• We considered a number of factors, including feedback from our stockholders, as well as from certain proxy advisory groups, indicating that our historical practice of benchmarking above the median was viewed as an unfavorable component of our executive compensation program.

• We have actively begun to reformulate our compensation program commencing with fiscal year 2018, such that we expect to benchmark our executives’ target total direct compensation at the median compared to peer group companies.

• Continued focus on executive retention.	• Retention of executives can be difficult especially where executives have achieved actual pay that is lower than target pay over multiple years.
• While we seek to develop our executive compensation program so that it closely aligns with our pay-for-performance philosophy, we recognize that this objective must complement other important objectives including the retention of executives, particularly in times of management transition and challenging industry and business dynamics.

• For fiscal year 2018, we again granted a portion of equity awards that vest solely based on the achievement of time-based targets, which promote executive retention because they vest over a long-term service period and are not correlated with Company performance conditions. However, the majority of awards granted are expected to have performance-based vesting conditions.

• Change in equity award vesting provisions.	• Our awards have historically provided for accelerated vesting upon a change of control where the transaction was not approved by our Board.
• Certain proxy advisory groups have viewed our vesting provisions as an unfavorable component of our executive compensation program.

• Following a dialogue with representatives of the proxy advisory groups, we elected to remove these provisions from our equity award agreements commencing with the awards granted during fiscal year 2018.

Overview of our Fiscal Year 2017 Compensation Structure

PHILOSOPHY	CONSIDERATIONS	PERFORMANCE CONDITIONS / VESTING PROVISIONS	2017 PAY-FOR- PERFORMANCE RESULTS
BASE SALARY Guaranteed ● Cash
• Attract and Retain Executives	• Balance the level of guaranteed pay with at-risk pay to properly manage our compensation-related risk.	• No specific vesting conditions associated with payment.	• Past performance is considered in evaluating any increase in base salary.
MANAGEMENT INCENTIVE PLAN (2017 Annual Cash Incentive Awards) At-Risk ● Performance-Based (Short-Term Criteria) ● Cash
• Pay for Performance • Reward Achievement • Align Interests with Stockholders • Attract and Retain Executives	• Use threshold, target and maximum award levels related to Company performance conditions to strike appropriate balance between compensation incentives and risks.
• Target bonus set as percentage of base salary.

• Actual bonus payout is based on achievement of fiscal year 2017 consolidated revenue and consolidated operating income (and, for certain executives, business unit revenue and business unit operating income).
• Fiscal year 2017 consolidated revenue and operating income gates were not achieved and therefore no cash incentive payments were made.
ANNUAL PERFORMANCE-BASED RESTRICTED STOCK UNITS (2017 Annual PSUs) At-Risk ● Performance-Based (Short-Term Criteria) + Time-Based (Long-Term Vesting) ● 20% of Equity Compensation
• Pay for Performance • Reward Achievement • Align Interests with Stockholders • Attract and Retain Executives	• Use threshold and target award levels related to Company performance conditions to strike appropriate balance between compensation incentives and risks.
• Vest subject to achievement of a pre-established EPS target for fiscal year 2017, the year in which they were granted.

• If performance conditions are met, awards vest based on continued employment in three equal installments over three years.
• Fiscal year 2017 EPS threshold was not achieved, and therefore, the awards were not earned.
ANNUAL TIME-BASED RESTRICTED STOCK UNITS (2017 Time-Based RSUs) At-Risk ● Time-Based (Long-Term Vesting) ● 20% of Equity Compensation
• Attract and Retain Executives • Align Interests with Stockholders
• Balance the level of performance-based pay with time-based pay to more closely align with peer group practices, properly manage our compensation-related risk and align better with peer group practices.

• Provide awards that vest solely based on continued employment to emphasize the retention of our executives.
		• Awards vest based on continued employment in three equal installments over three years commencing August 15, 2017.	• Not applicable.
LONG-TERM PERFORMANCE STOCK OPTIONS (2017 LTIP NQSOs) At-Risk ● Performance-Based (Long-Term Criteria and Vesting) ● 60% of Equity Compensation
• Align Interests with Stockholders • Pay for Performance • Reward Achievement • Attract and Retain Executives
• Pre-Tax Income supports our focus on profitability as a key business driver.

• Granted with an exercise price equal to fair market value on the grant date, and only have value to the extent the price of our common stock increases.

• Vesting occurs only if pre-established Pre-Tax Income target for fiscal year 2019 is achieved.

• Once it is determined that the target has been met, awards will vest in full; no vesting for achievement of a lower threshold amount and no time-based vesting.
• As of the date of this Amendment, we consider the 2017 LTIP NQSOs to be probable of vesting.
DISCRETIONARY RESTRICTED STOCK UNITS (2017 Discretionary RSUs) At-Risk ● Time-Based (Long-Term Vesting) ● Individual
• Attract and Retain Executives • Align Interests with Stockholders	• Primarily used for hiring and promotional needs and other unique circumstances. • Balance the level of performance-based pay with time-based pay to properly manage our compensation-related risk.	• Awards vest based on continued employment in three equal installments over three years commencing August 15, 2017.	• Not applicable.

Compensation Philosophy and Objectives
The Committee has overall responsibility for reviewing and approving the compensation philosophy, policies and programs applicable to our executive officers. Pursuant to the Charter of the Compensation Committee, the Committee is specifically tasked with approving our compensation strategy to ensure that our executive officers are rewarded appropriately for their contributions to our growth and profitability, and that our executive compensation strategy supports our objectives and the interests of our stockholders. In doing so, the Committee also endeavors to ensure our executive compensation program is competitive and consistent with market conditions in order to attract and retain executives critical to our long-term success.

Guiding Principles of our Compensation Philosophy

When reviewing and approving our executive compensation program, the Committee is guided by the following four principles:

ATTRACT AND RETAIN EXECUTIVES	PAY-FOR-PERFORMANCE
• Attract key executives with the proper background and experience required to lead the organization forward, as well as to provide us the best opportunity to achieve sustained growth and profitability.

• Retain our knowledgeable and talented executives by offering compensation that is competitive in the marketplace.

• Offer a significant portion of total direct compensation opportunity in the form of performance-based compensation that is at-risk instead of guaranteed.

• Ensure performance-based compensation is directly correlated with the achievement of pre-established Company goals that the Committee believes are important to our long-term success.

REWARD ACHIEVEMENT	ALIGN INTERESTS WITH STOCKHOLDERS
• Provide meaningful incentives for achieving both short-term and long-term Company financial goals that have been established by the Committee.

• Ensure that the financial goals are appropriate for each executive officer given their respective titles, scope of responsibilities, and objectives.

• Align the interests of our executives with those of our stockholders by tying a significant portion of target total direct compensation to financial performance that the Committee believes is likely to result in the creation of long-term stockholder value.

• Ensure that a portion of the total direct compensation is directly correlated to total stockholder return by issuing awards that increase in value as our stock price increases.

Principal Changes to Compensation Program During Fiscal Year 2017
In carrying out its responsibilities during fiscal year 2017, the Compensation Committee approved a number of significant changes to our executive compensation program as follows:

Change from Restricted Stock Units to Non-Qualified Stock Options for Long-Term Incentive Plan Award

Historically, the Committee has issued our LTIP awards in the form of RSUs. For fiscal year 2017, the Committee elected to issue the LTIP component of our executive compensation program in the form of 2017 LTIP NQSOs, which have a Company performance-based vesting condition. In keeping with our compensation philosophy, we believe the shift to 2017 LTIP NQSOs better aligns the interests of our executives with those of our stockholders, given current industry volatility and business dynamics and the significant variance among the performance of our peer group. Awards are granted with an exercise price equal to fair market value on the grant date and only have value to the recipient to the extent the performance condition is met and the value of our common stock increases. The Committee believes this correlation in value realization is not as direct when an executive receives “full value” awards such as RSUs in the current environment, since those awards can vest based on the achievement of performance conditions that do not necessarily lead to a higher stock price or compare favorably to our peer group.

Change Mix of Performance-Based and Time-Based Equity Awards
Our compensation program is largely designed to incentivize executives to focus on building long-term value for stockholders, while at the same time acknowledging that it is imperative to retain our executives, particularly during times of strategic transformation, management transition, current industry volatility and business dynamics, and uncertain financial performance. In light of these important objectives, for fiscal year 2017, the Committee elected to issue 20% of the total awards based on the achievement of time-based vesting targets to further promote the retention of our executives. The remaining 80% of the awards continue to be based on the achievement of Company performance conditions to ensure alignment with our pay-for-performance philosophy. The change was also made to more closely align our equity award practices with peer group data, which reflects that many members of our Peer Group (as defined below) issue time-based awards, in some cases with respect to a much larger portion of an executive's total equity award opportunity. Notably, while a portion of the performance-based equity awards (the 2017 Annual PSUs) had a one-year performance condition, if the performance condition had been met, those awards would have vested over a three-year period, thereby ensuring that all of our equity awards granted during fiscal year 2017 had a long-range focus.

Modify the Performance Metrics for Long-Term Incentive Plan Award

The Committee believes that choosing the right performance metrics for performance-based awards is critical for properly motivating our executives, aligning their interests with those of our stockholders and advancing our pay-for-performance philosophy. In particular, it is crucial that the performance metrics be reconsidered each year as our business strategy and market evolve to ensure they provide the appropriate barometer of our growth and success, and motivate the achievement of our objectives in line with how we currently view the business. To this end, for fiscal year 2017, the Committee established Pre-Tax Income for fiscal year 2019 as the performance metric for the LTIP awards given our continued focus on profitability, margin improvement, inventory control, cost savings, and restructuring. In keeping with our past practice, when assessing our achievement with respect to this performance metric, the Committee has discretion to adjust for certain non-recurring expense or income items, including those relating to restructuring activities and retail store closures.

Eliminate Overlap in Performance Metrics

Our pay-for-performance philosophy requires that we offer performance-based compensation that is correlated with the achievement of pre-established Company goals that the Committee believes are important to our long-term success. We believe it is important that these goals be set with respect to multiple performance metrics to ensure our compensation programs are encouraging healthy and sustained growth and profitability across our business. For fiscal year 2017, in establishing the performance metrics for the various components of our executive compensation program, the Committee adopted several discrete performance metrics, including consolidated revenue, consolidated operating income, pre-tax income and earnings per share, while at the same time eliminating some of the redundancy in performance conditions that existed in prior years. The Committee believes this approach further reduces the risk associated with our compensation programs.

Continued Evolution of our Compensation Program

In discharging its responsibility to ensure that our executive compensation strategy continues to support our objectives and the interests of our stockholders, the Committee regularly assesses our compensation program and implements changes to our compensation policies, including the following:

Move Toward a Median Pay Philosophy

During the past several years, we have openly disclosed the Committee's objective to benchmark our executives’ target total compensation to the 60th to 75th percentile compared to our Peer Group. This benchmarking was typically performed with respect to both target total direct compensation, as well as each individual component of compensation. The principal rationale for adopting this approach was that the Committee was generally willing to provide compensation above the median, because it required aspirational (above median) performance in order to justify the larger compensation opportunity. The Committee believed this rationale was consistent with a strong pay-for-performance philosophy.

During fiscal year 2017, the Committee discussed on several occasions whether, from a compensation philosophy standpoint, it continues to be prudent to benchmark our executives’ target total direct compensation at the 60th to 75th percentile compared to our Peer Group, or whether we should instead adopt a “median pay philosophy”, whereby we seek to benchmark our executives’ target total direct compensation at the median compared to our Peer Group. During these discussions, the Committee considered a number of factors, including:

•	current industry volatility and business dynamics that have made it more difficult for us to accurately forecast financial performance;

•
the aspirational performance targets that correlated with our above median pay philosophy have largely not been met over the past several years and performance-based compensation has largely not been paid, which has resulted in concerns around executive retention; and

•	the past several years have been a time of business transformation and resulting management transition for our Company, and several of our executives are relatively new to their current roles.

In addition, the Committee acknowledged that it has received feedback from our stockholders, as well as from certain proxy advisory groups, indicating that the historical practice of benchmarking above the median was viewed as an unfavorable component of our executive compensation program, even though our targets required above-median performance.

In light of these considerations, the Committee has actively begun to reformulate our compensation program, such that we expect to benchmark our executives’ target total direct compensation at the median compared to our Peer Group going forward.

Focus on Executive Retention

While we seek to develop our executive compensation program so that it closely aligns with our pay-for-performance philosophy, the Committee recognizes that this objective must complement other important objectives, including the retention of our executives. A guiding objective of our executive compensation philosophy is to attract, develop and retain executives that are critical to our long-term success by offering compensation that is competitive in the market. The retention of talented executives is a challenge for any business, but it can be extraordinarily difficult in times of business transformation, management transition, industry volatility, and uncertain financial performance, all of which have occurred over the past several years. In addition, executive retention can be made more difficult where executives have achieved actual pay that is significantly lower than target pay and/or lower than the pay of executives working for members of our Peer Group over a prolonged period of time.

In light of these concerns, and to further promote the retention of our executives, for fiscal year 2018 the Committee has again approved the issuance of 20% of the equity awards in the form of awards that vest based on the achievement of long-term time-based targets. However, 80% of the equity awards granted for fiscal year 2018 will continue to be based on the achievement of Company performance conditions to align with our pay-for-performance philosophy. The Committee continues to assess the proper balance between focusing on the attraction and retention of our executives and following a strong pay-for-performance philosophy.
Change in Equity Award Vesting Provisions

Our equity awards have historically included vesting provisions whereby awards would become subject to accelerated vesting in the event that (1) an awardee’s employment was terminated for specified reasons within a certain time period prior to or following a change of control transaction, or (2) the acquiring company in the change of control did not agree to assume or substitute the equity awards with awards of comparable value. Additionally, these equity awards typically provided for accelerated vesting of the awards upon a change of control where the transaction was not approved by a majority of our Board, regardless of whether the awards were assumed or substituted, or employment was terminated. Certain proxy advisory groups have viewed these additional vesting provisions as an unfavorable component of our executive compensation program. Following a dialogue with representatives of these proxy advisory groups, and after considering the impact of the removal of these additional vesting provisions on our executives, the Committee has elected to remove these additional vesting provisions from our equity award agreements commencing with the awards already granted during fiscal year 2018.

At-Risk Pay vs. Guaranteed Pay

Our executive compensation philosophy requires that a significant portion of an executive’s total direct compensation opportunity be provided in the form of compensation that is at-risk rather than guaranteed. While we offer certain standard compensation elements that provide guaranteed payments, including base salary and limited employee benefits, our executive compensation mix is heavily weighted toward performance-based compensation which significantly limits guaranteed pay. In reviewing our adherence to our executive compensation philosophy, the Committee annually reviews both the amount of, and the mix between, guaranteed pay and at-risk pay and seeks to establish appropriate performance targets for the at-risk pay so as to ensure our performance targets align with our business and strategic objectives, are appropriately challenging to achieve, and mitigate our overall compensation-related risk.

For example, for fiscal year 2017, the guaranteed pay for our Chief Executive Officer and President (reflecting the value of base salary and employee benefits) represented only 20% of his targeted compensation for the year, while the at-risk pay represented 80% of his targeted compensation for the year. Of the 80% that reflects at-risk pay, 68% was provided through performance-based awards (reflecting the value of the 2017 Annual Cash Incentive Awards, 2017 Annual PSUs and 2017 LTIP NQSOs) that only vest upon the achievement of pre-established Company performance metrics, and 12% was provided through time-based awards (reflecting the value of the 2017 Time-Based RSUs) that only vest upon the achievement of long-term time-based vesting targets. The Committee considers the 2017 Time-Based RSUs to be at-risk pay given that the vesting of the awards is conditional upon continued employment over an extended period of time and the value of the awards is subject to fluctuation based on our stock price.

The graphs below illustrate the amount of targeted at-risk pay vs. guaranteed pay for our Chief Executive Officer for fiscal year 2017 and the breakdown of the various components of the compensation program.

2017 CEO Target Total Compensation
Guaranteed 20%
At-Risk 80%
2017 CEO At-Risk Compensation
2017 Annual Cash Incentive Awards 24%
2017 LTIP NQSOs 46%
2017 Annual PSUs 15%
2017 Time-Based RSUs 15%
2017 CEO Guaranteed Compensation
Benefits 1%
Base Salary 99%

Target Pay vs. Realized Pay
Due to the strong pay-for-performance element of our executive compensation program, the amount of pay actually realized by our executives with respect to a given fiscal year is often lower than the target amount of pay. This is primarily due to a combination of factors, including the significant portion of our executives’ total direct compensation opportunity that is at-risk and subject to the achievement of Company performance conditions, the fact that the Committee has historically established aspirational performance conditions that were expected to be difficult to attain, and the challenging business environment in which we operate, which has made it difficult to forecast and achieve specified financial goals.

For purposes of comparing the amount of target pay to realized pay, we consider realized pay to be the sum of all compensation amounts actually earned by or paid to an executive officer with respect to a given fiscal year (e.g., base salary, cash incentive compensation, etc.) plus the value of equity awards granted during the fiscal year taking into account the probability of achieving the relevant vesting conditions as of the end of the fiscal year. Notably, we do not include the value of equity awards granted in a prior fiscal year, even if they vest in the applicable fiscal year.

This formula results in a realized pay calculation that is not necessarily indicative of, and may in some cases significantly overstate, the compensation that the executive officer will actually realize with respect to the fiscal year when looking back after it has been determined whether the vesting conditions have been achieved. We believe our formula provides a useful metric for comparing target pay to realized pay and assessing our alignment with our pay-for-performance philosophy. However, other companies may calculate realized pay in a different manner and it may not be possible to directly compare our realized pay calculations without further analysis.

The following graph demonstrates the relationship between target pay and realized pay for our Chief Executive Officer for the past three fiscal years, including illustrating the following points:

•
Realized pay has been meaningfully lower than target pay in each of the three fiscal years, reflecting our strong pay-for-performance philosophy and actual business results relative to pre-established Company performance targets.

•
Target pay for fiscal year 2017 was significantly lower than in the prior two years, reflecting our ongoing management transition, the recent promotion of our Chief Executive Officer, and our movement toward a median pay philosophy.

•
Realized pay for fiscal year 2017 comprises a greater percentage of target pay than in prior years, which is primarily the result of the grant of the 2017 Time-Based RSUs and 2017 LTIP NQSOs, both of which are treated as realized pay for purposes of the calculation, but which may or may not actually vest and result in value to the executive.

____________

(1)
The value of the "2015 Annual PSUs", which were earned at 88.9% of target, is included in realized pay for fiscal year 2015. However, the "2015 LTIP RSUs" were not deemed probable to vest and so the value of those awards is not included.

(2)
The "2016 Annual PSUs" were not earned and so the value of those awards is not included in realized pay for fiscal year 2016. In addition, the "2016 LTIP RSUs" were not deemed probable to vest and so the value of those awards is not included.

(3)
The 2017 Annual PSUs were not earned and so the value of those awards is not included in realized pay for fiscal year 2017. However, the 2017 Time-Based RSUs and the 2017 LTIP NQSOs are deemed probable to vest and so the value of those awards is included for fiscal year 2017.

The following table further highlights the principal reasons realized pay for our executives has been significantly lower than target pay for the past three fiscal years:

FISCAL YEAR 2017	FISCAL YEAR 2016	FISCAL YEAR 2015
• 2017 Annual Cash Incentive Awards did not result in the payment of annual cash bonuses.	• 2016 Annual Cash Incentive Awards did not result in the payment of annual cash bonuses.	• 2015 Annual Cash Incentive Awards were earned at only 78.2% of target.
• 2017 Annual PSUs were not earned.	• 2016 Annual PSUs were not earned.	• 2015 Annual PSUs were earned at only 88.9% of target.
	• 2016 LTIP RSUs are not expected to be earned.	• 2015 LTIP RSUs are not expected to be earned.

Other Governance Practices that Strengthen our Philosophy

Our executive compensation program has significant governance components that we believe further strengthen our compensation practices and reduce compensation-related risk, including those summarized in the following table.

COMPENSATION PRACTICE	WHAT WE DO
Independent Compensation Committee	• The Committee consists entirely of independent directors who meet the independence standards set forth in the applicable SEC and NYSE rules.
Independent Compensation Consultant
• The Committee has retained, and routinely consults with, an independent compensation consultant who assists the Committee in gathering competitive pay data, selecting our Peer Group, and structuring our executive compensation program.

Risk Assessment	• The Committee performs an annual review of its charter and the risks related to our compensation practices.
Stock Ownership Guidelines	• We have adopted stock ownership guidelines for our executive officers and directors, which are reviewed annually.
Clawback Policy	• We have adopted a Clawback Policy related to our cash and equity incentive awards granted after 2011.
Equity Award Vesting Provisions	• Our equity awards are subject to "double-trigger" vesting upon a change of control.
No Tax Gross Ups	• Our Change of Control and Severance Agreements do not contain provisions allowing for excise tax gross up payments.
No Repricing of Awards	• Our 2015 Stock Incentive Plan, or 2015 Plan, explicitly prohibits repricing equity awards.
No Hedging and Pledging	• Our Insider Trading Policy specifically prohibits hedging or pledging our shares, and other similar practices.
No Dividends on Unvested Equity Awards	• Our equity award agreements do not provide for the payment of dividends on unvested awards equity awards.

Compensation Consultant and Peer Group

Compensation Consultant

The Committee receives assessments and advice regarding our compensation practices and philosophy from its independent compensation consultant, Frederic W. Cook & Co., Inc., or FWC. FWC provides information on competitive pay practices and trends in our industry, and makes recommendations regarding the formulation of our Peer Group, as well as the design and structure of our compensation program. While our Company is not obligated to retain an independent compensation consultant, the Committee believes that the use of an independent consultant provides additional assurance that our executive compensation program is competitive, consistent with market conditions, aligned with our business and strategic objectives, and reflective of our compensation philosophy.

In accordance with applicable SEC rules and regulations, the Committee took certain factors, which it believes may affect the independence of a compensation consultant, into consideration when selecting FWC. In particular, at a meeting of the Committee, the Committee discussed:

•	whether any other services had been or were being provided by FWC to our Company;

•	the amount of fees paid by our Company to FWC as a percent of FWC's total revenues;

•	FWC's policies and procedures designed to prevent conflicts, a copy of which was provided to the Committee prior to the meeting;

•	FWC's ownership of our common stock (if any); and

•	any business or personal relationships between FWC and any Committee members or any of our executive officers.

Furthermore, FWC does not provide any additional services to us or our management, other than the services that are provided to the Committee in FWC's capacity as our compensation consultant. Following the consideration of these factors, and such additional factors as the Committee deemed appropriate under the circumstances, the Committee made an affirmative determination that FWC is independent and unanimously approved the engagement of FWC.

The decision to engage FWC was made by the Committee, and FWC reports directly to the Committee. Our management did not recommend the engagement of FWC in any capacity for fiscal year 2017 and does not direct or oversee the retention or activities of FWC with respect to our executive compensation program.

Peer Group

In making compensation decisions, the Committee compares target total direct compensation, as well as each element of compensation, against a peer group of publicly-traded footwear, apparel and lifestyle brand companies that was recommended by FWC and approved by the Committee, which we collectively refer to as our Peer Group. Our Peer Group is comprised of companies against which the Committee believes our Company competes for executive talent and stockholder investment, that are in related businesses, and are of similar size and market value. Our Peer Group is reviewed and updated at least annually by the Committee. Except for the removal of Quicksilver, Inc., our Peer Group for fiscal year 2017 was unchanged from fiscal year 2016 and consisted of the following 19 companies:

DECKERS PEER GROUP FOR FISCAL YEAR 2017
• Kate Spade & Company	• Carters, Inc.	• Express, Inc.
• Crocs, Inc.	• Fossil Group, Inc.	• Finish Line, Inc.
• Skechers U.S.A., Inc.	• Lululemon Athletica, Inc.	• G-III Apparel Group, Ltd.
• Steven Madden, Ltd.	• Guess, Inc.	• Columbia Sportswear Company
• Oxford Industries, Inc.	• Buckle, Inc.	• Restoration Hardware Holdings, Inc.
• Under Armour, Inc.	• Chico's FAS, Inc.
• Wolverine World Wide, Inc.	• DSW, Inc.

Peer Group Characteristics

The Committee considers a variety of characteristics when it selects our Peer Group, including the characteristics set forth in the table below.
Use of Peer Group in Setting Executive Compensation

As part of its efforts to ensure that our executive compensation program is competitive and consistent with market conditions, the Committee regularly reviews compensation data from our Peer Group provided by FWC. In addition, in order to gain a broader perspective on overall market trends and practices, the Committee regularly reviews data from broader-based compensation surveys.

Our Peer Group compensation data is used as an initial starting point in making compensation decisions for our executive officers, including with respect to both the target level of total direct compensation and the overall structure of our executive compensation program. However, while our Peer Group compensation data is a significant factor in the Committee’s evaluation, it also considers a variety of additional factors when making executive compensation decisions, including complexity and size of business, officers’ tenure, experience, and level of responsibility, recent and projected Company performance, recent individual performance, general industry practices and general economic conditions.

In setting the target level of total direct compensation, the Committee has historically benchmarked our executives’ compensation to the 60th to 75th percentile compared to our Peer Group. The Committee believed that this approach was appropriate because a greater proportion of the target total direct compensation was at-risk and subject to the achievement of Company performance metrics than the compensation programs adopted by our Peer Group, and because it required aspirational (above median) Company performance in order to justify the larger compensation opportunity.

Taking into account the factors discussed above and our management team transition, the Committee has elected to adopt a median pay philosophy going forward. Notably, based on a review of recent Peer Group data, it appears that at least some of our Peer Group companies have significantly increased the target total direct compensation for their executives, which has resulted in the target total direct compensation of certain of our executives moving closer to the median. Pursuant to the median pay philosophy, the Committee will now generally seek to benchmark our executives’ target total direct compensation at the median compared to our Peer Group, subject to the discretion retained by the Committee to make adjustments as it deems appropriate.

In creating the structure of our executive compensation program, the review of our Peer Group compensation data was carefully considered in the context of making a number of important changes for fiscal year 2017. In particular, the Committee’s decision to issue 20% of the equity awards with time-based vesting targets was largely driven by a recognition that many of our Peer Group companies include time-based awards as part of their overall equity compensation program. In addition, the Committee largely based its decision to change the mix of equity awards to be weighed more heavily toward the issuance of performance stock options on an analysis of our Peer Group compensation data.

Elements of Fiscal Year 2017 Executive Compensation Program

The following table provides summary information regarding the key elements of our fiscal year 2017 executive compensation program:

COMPENSATION ELEMENT	GUARANTEED V. AT-RISK	PERFORMANCE-BASED V. TIME-BASED	CASH/EQUITY/OTHER
Base Salary	Guaranteed	Not applicable	Cash
2017 Annual Cash Incentive Awards	At-Risk	Performance-Based (Short-Term Criteria)	Cash
2017 Annual PSUs	At-Risk	Performance-Based (Short-Term Criteria) + Time-Based (Long-Term Vesting)	20% of Equity Compensation
2017 Time-Based RSUs	At-Risk	Time-Based (Long-Term Vesting)	20% of Equity Compensation
2017 LTIP NQSOs	At-Risk	Performance-Based (Long-Term Criteria and Vesting)	60% of Equity Compensation
2017 Discretionary RSUs	At-Risk	Time-Based (Long-Term Vesting)	Other Equity
Employee Benefits	Guaranteed	Not applicable	Other
Severance and Change of Control	At-Risk	Not applicable	Cash/Equity/Other
Base Salary

The following table provides information regarding the base salary paid to our NEOs during fiscal year 2017:

Base Salary Guaranteed ● Cash
Philosophy	Considerations	Performance Conditions	2017 Changes
Attract and Retain Executives
• Pay competitively based on title, experience, scope of responsibility and performance to attract and retain executives that are key to our continued growth and profitability.

• Provides a minimum level of guaranteed cash compensation necessary to attract and retain executives.

• Balance the levels of guaranteed pay with at-risk pay to properly manage our compensation-related risk.

• No specific vesting conditions associated with payment.

• Salary reviewed and set annually based on a number of factors, including title, scope of responsibilities, individual and Company performance, and our Peer Group data.

• Mr. Powers' base salary was adjusted in connection with his promotion to Chief Executive Officer.

• Messrs. George, Lafitte and Caroti received a base salary increase based on a review of our Peer Group data, in order to better align their respective salaries with market comparables.

Base Salary Changes for Fiscal Year 2017

The following table summarizes adjustments made to the base salaries paid to our NEOs during fiscal year 2017 compared to fiscal year 2016:

NAME	BASE SALARY	BASE SALARY CHANGE
David Powers	$950,000	Increased by 35.7% (1)
Thomas A. George	$575,000	Increased by 4.5%
David E. Lafitte	$620,000	Increased by 3.3%
Stefano Caroti	$550,000	Increased by 10%
Andrea O'Donnell	$500,000	No change
__________

(1) Mr. Powers' base salary was adjusted in connection with his promotion to Chief Executive Officer.

2017 Annual Cash Incentive Awards

The following table provides information regarding the 2017 Annual Cash Incentive Awards granted to our NEOs during fiscal year 2017:

2017 Annual Cash Incentive Awards At-Risk ● Performance-Based (Short-Term Criteria) ● Cash
Philosophy	Considerations	Performance Conditions/ Vesting Provisions	2017 Pay for Performance
Pay for Performance
• Establish appropriate short-term performance conditions that the Committee believes will drive our future growth and profitability.

Reward Achievement
• Provide meaningful incentives for achieving Company annual financial goals that the Committee believes are important for our long-term success.

Align Interests with Stockholders:
• Align the interests of executives with those of our stockholders by tying bonus payout to Company performance.

Attract and Retain Executives:
• A cash bonus opportunity is considered a typical component of a competitive executive pay package for executives among our Peer Group.

• Company performance conditions based on Committee-approved annual metrics derived from our long-range business and strategic plan.

• Use threshold, target and maximum award levels to strike appropriate balance between compensation incentives and risks.

• The "target" performance condition level is typically in line with the level of Company performance projected for each metric.

• Target bonus set as percentage of base salary.

• Actual bonus payout is based on achievement of fiscal year 2017 consolidated revenue and consolidated operating income (and, for certain executives, business unit revenue and business unit operating income) targets.

• The Committee assigned relative weighting to each of these four components, which is expressed as a percentage of the targeted cash incentive amount.

• For threshold performance, 50% of the cash incentive relevant to that component would be earned. For target performance, 100% of the cash incentive relevant to that component would be earned. For maximum performance, 200% of the cash incentive relevant to that component would be earned. For performance at a level that is between the threshold and target amounts, or between the target and maximum amounts, the payout for that portion is determined based on a sliding payout scale, as established by the Committee.

• When determining Company achievement relative to the performance targets, the Committee relied upon our fiscal year 2017 audited financial statements, as may be adjusted by the Committee for certain non-recurring items.

• Achievement below threshold levels results in no payout.
• Fiscal year 2017 consolidated revenue and operating income thresholds were not achieved and therefore no cash incentive payments were made.

Target Cash Incentive Amount

The Committee establishes a target amount of annual cash incentive compensation for each NEO, which is expressed as a percentage of base salary. The percentage is determined by the Committee by reference to a number of factors, including the executive's title and responsibility, our recent and projected financial performance, and a review of our Peer Group data.

The following table provides the current base salary, target percentage of salary, and resulting target bonus for each NEO for fiscal year 2017:

NAME	BASE SALARY	TARGET PERCENTAGE OF SALARY	TARGET BONUS
David Powers	$950,000	100%	$950,000
Thomas A. George	$575,000	75%	$431,250
David E. Lafitte	$620,000	75%	$465,000
Stefano Caroti	$550,000	75%	$412,500
Andrea O'Donnell	$500,000	75%	$375,000

Performance Targets

The following table summarizes the performance conditions for the 2017 Annual Cash Incentive Awards, the relative weighting of each performance condition for each NEO, and our Company's performance in light of the targets and the resulting payout for each component:

COMPONENT	RELATIVE WEIGHT FOR EACH NEO	THRESHOLD PERFORMANCE (1)	TARGET PERFORMANCE	MAXIMUM PERFORMANCE	PERFORMANCE AND PAYOUT (1)
Consolidated Revenue	• 50% for Messrs. Powers, George and Lafitte • 0% for Mr. Caroti and Ms. O’Donnell	• Consolidated revenue of $1,824.0 million	• Consolidated revenue of $1,900.0 million	• Consolidated revenue of $2,052.0 million	• Consolidated revenue was $1,790.4 million, resulting in no payout
Consolidated Operating Income	• 50% for Messrs. Powers, George and Lafitte • 25% for Mr. Caroti and Ms. O’Donnell	• Consolidated operating income of $176.8 million	• Consolidated operating income of $196.4 million	• Consolidated operating income of $235.7 million	• Consolidated operating (loss) income was $(1.9) million, resulting in no payout
Business Unit Revenue	• 0% for Messrs. Powers, George and Lafitte
	• 35% for Mr. Caroti	• Omni-Channel revenue of $1,627.2 million	• Omni-Channel revenue of $1,695.0 million	• Omni-Channel revenue of $1,830.6 million	• Omni-Channel revenue was $1,584.2 million, resulting in no payout
	• 35% for Ms. O’Donnell	• Fashion Lifestyle revenue of $1,489.7 million	• Fashion Lifestyle revenue of $1,551.8 million	• Fashion Lifestyle revenue of $1,675.9 million	• Fashion Lifestyle revenue was $1,459.2 million, resulting in no payout
Business Unit Operating Income	• 0% for Messrs. Powers, George and Lafitte
	• 40% for Mr. Caroti	• Omni-Channel operating income of $326.3 million	• Omni-Channel operating income of $362.5 million	• Omni-Channel operating income of $435.1 million	• Omni-Channel operating income was $296.8 million, resulting in no payout
	• 40% for Ms. O’Donnell	• Fashion Lifestyle operating income of $552.5 million	• Fashion Lifestyle operating income of $613.9 million	• Fashion Lifestyle operating income of $736.7 million	• Fashion Lifestyle operating income was $556.9 million, resulting in no payout
__________

(1)
Regardless of the level of performance with respect to each component, in order to receive any payments for the 2017 Annual Cash Incentive Awards, both a consolidated operating income threshold of at least $176.8 million and a consolidated revenue threshold of at least $1,824.0 million were required to be achieved. These thresholds were selected by the Committee based on a number of factors, including our long-range strategic plan and our financial performance during the previous fiscal year.

Calculation of Payout

The amount of cash incentive compensation actually earned for the 2017 Annual Cash Incentive Awards by each NEO is calculated by multiplying the target cash incentive amount by the percentage of target earned for each component, and then multiplying this amount by the relative weighting of each component.

As illustrated in the table above, based on our Company’s performance relative to the various performance targets, none of the NEOs earned any payments for the 2017 Annual Cash Incentive Awards.

2017 Annual Performance Stock Units

The following table provides information regarding the 2017 Annual PSUs granted to our NEOs during fiscal year 2017:

2017 Annual PSUs At-Risk ● Performance-Based (Short-Term Criteria) + Time Based (Long-Term Vesting) 20% of Equity Compensation
Philosophy	Considerations	Performance Conditions/ Vesting Provisions	2017 Pay for Performance
Pay for Performance:
• Vesting of awards dependent on achievement of profitability, which the Committee believes is important to our long-term success.

Reward Achievement:
• Provide incentives for achieving short-term Company financial goals.

Align Interests with Stockholders:
• Align the interests of executives with those of our stockholders by focusing performance conditions on profitability.

Attract and Retain Executives:
• Additional time-based vesting once performance conditions are achieved to further encourage retention of our executives.

• Structured as RSUs that may be settled for our common stock.

• Company performance condition is based on a Committee-approved metric derived from our long-range business and strategic plan.

• EPS is an important indicator of profitability which aligns executives’ interests with those of our stockholders.

• Use threshold and target award levels to strike appropriate balance between compensation incentives and risks.

• The "target" performance condition level is typically in line with the level of Company performance projected for the metric.

• Vest subject to achievement of EPS target for fiscal year 2017, the year in which they were granted.

• If performance conditions are met above the threshold level for the EPS target, the number of 2017 Annual PSUs that will vest will increase based on straight-line interpolation up to a maximum of 100% of the underlying shares.

• If performance conditions are met, awards vest based on continued employment in three equal installments over three years.

• When determining Company achievement relative to the performance target, the Committee relied upon our fiscal year 2017 audited financial statements, as may be adjusted by the Committee for certain non-recurring items.

• Achievement below threshold level results in no vesting.

• The EPS threshold level for fiscal year 2017 was $3.96; the target level was $4.40.

• Fiscal year 2017 EPS was $0.18.

• Since the fiscal year 2017 EPS threshold level was not achieved, the awards were not earned.

2017 Time-Based Restricted Stock Units

The following table provides information regarding the 2017 Time-Based RSUs granted to our NEOs during fiscal year 2017:

2017 Time-Based RSUs At-Risk ● Time-Based (Long-Term Vesting) 20% of Equity Compensation
Philosophy	Considerations	Performance Criteria/ Vesting Provisions	2017 Grants
Attract and Retain Executives:
• Promote retention of our executives because awards vest over long-term service period.

Align Interests with Stockholders:
• Align the interests of executives with those of stockholders by issuing equity awards the value of which is correlated to our stock price.
	• Balance the level of performance-based pay with time-based pay to properly manage our compensation-related risk. • Primarily used for retention of our executives. • Customary among our Peer Group.	• Awards vest based on continued employment in three equal installments over three years commencing August 15, 2017.	• Messrs. Powers, George, Lafitte and Caroti were granted 2017 Time-Based RSUs in an amount equal to 20% of their total equity compensation for fiscal year 2017.

2017 Long-Term Incentive Plan Performance Non-Qualified Stock Options

The following table provides information regarding the 2017 LTIP NQSOs granted to our NEOs during fiscal year 2017:

2017 LTIP NQSOs At-Risk ● Performance-Based (Long-Term Criteria and Vesting) 60% of Equity Compensation
Philosophy	Considerations	Performance Conditions/ Vesting Provisions	2017 Pay for Performance
Align Interests with Stockholders:
• Align the interests of executives with those of our stockholders by issuing equity awards that increase in value as our stock price increases.

Pay-for-Performance:
• Vesting of awards dependent on achievement of income, which the Committee believes is important to our long-term success.

Reward Achievement:
• Provide incentives for achieving long-term Company financial goals.

Attract and Retain Executives:
• Promote retention of our executives because options vest based on a performance target to be achieved in the future.

• Company performance condition is based on a Committee-approved metric derived from our long-range business and strategic plan.

• Pre-Tax Income supports our focus on income as a key business driver and is an important indicator of growth and profitability, which aligns executives’ interests with the execution of our long-range plan.

 • Pre-Tax Income was selected as the performance metric given our continued focus on margin improvement, inventory control, cost savings, and restructuring.

 • Granted with an exercise price equal to fair market value on the grant date, and only have value to the extent the price of our common stock goes up over time, and only if the performance threshold is met.

• Vest subject to the achievement of a pre-established Pre-Tax Income target for fiscal year 2019.

• Awards will vest as to 100% of the underlying shares if we achieve the Pre-Tax Income target. If the Pre-Tax Income target is not achieved, no vesting will occur and the awards will expire immediately.
• The executive must provide continued service through March 31, 2019.
• When determining Company achievement relative to the performance target, the Committee will rely upon our fiscal year 2019 audited financial statements, as may be adjusted by the Committee for certain non-recurring items.
• As of the date of this Amendment, we consider the 2017 LTIP NQSOs to be probable of vesting.

2017 Discretionary Restricted Stock Units

The following table provides information regarding the 2017 Discretionary RSUs granted to two of our NEOs during fiscal year 2017:

2017 Discretionary RSUs At-Risk ● Time-Based (Long-Term Vesting) ● Individual
Philosophy	Considerations	Performance Criteria/ Vesting Provisions	2017 Grants
Attract and Retain Executives:
• Attract and retain executives by offering compensation that is competitive in the marketplace.

Align Interests with Stockholders:
• Align the interests of executives with those of stockholders by issuing equity awards the value of which is correlated to our stock price.

• Primarily used for hiring and promotional needs and other unique circumstances.

• Balance the level of performance-based pay with time-based pay to properly manage our compensation-related risk.

• Ensure equitable allocation relative to our other executives and our Peer Group.
• Awards vest based on continued employment in three equal installments over three years commencing August 15, 2017.
• Mr. Caroti was granted discretionary RSUs based on his title and level of responsibility, as well as a review of our Peer Group data.

• Ms. O'Donnell was granted discretionary RSUs in connection with her appointment as President of Fashion Lifestyle.

As discussed in the section of this Amendment titled "Potential Payments Upon Termination or Change of Control" below, the vesting of certain equity awards described above may be accelerated for under certain circumstances.

Employee Benefits

The following table provides information regarding the key employee benefits granted or paid to our NEOs during fiscal year 2017:

Employee Benefits
Philosophy	Considerations	Benefits
Attract and Retain Executives: • Provide our NEOs with competitive broad-based employee benefits structured to attract and retain key executives.	• Generally reflect benefits provided to all of our US-based full-time employees. • Provides a standard package of benefits necessary to attract and retain executives.
• 401(k) defined contribution plan.

• 401(k) plan Company match of 50% of each eligible participant's tax-deferred contributions on up to 6% of eligible compensation on a per payroll period basis, with a true-up contribution if such eligible participant is employed by our Company on the 1st day of the calendar year.

• Premiums for long-term disability insurance and life insurance for the benefit of the employees.

• Health and welfare benefit plans.

• Relocation expenses for new hires.

• Standard employee product discounts.

• NEOs and certain other senior executives are eligible to contribute to our Nonqualified Deferred Compensation Plan, or NQDC Plan, and our Company may choose to match any or all such contributions. The NQDC Plan is described in further detail in the section of this Amendment titled "Nonqualified Deferred Compensation".

Severance and Change of Control

The following table provides information regarding the severance and change of control provisions in our severance agreements and equity award agreements entered into with each of our NEOs:

Severance and Change of Control Provisions
Philosophy	Considerations	Terms
Attract and Retain Executives:
• Retain and encourage the NEOs to remain focused on our business and the interests of our stockholders when considering strategic alternatives.

• Intended to ease an NEOs transition due to an unexpected employment termination.

• These provisions are considered a typical component of a competitive executive pay package for executives among our Peer Group.

• The employment of our NEOs is "at will", meaning we can terminate them at any time and they can terminate their employment with us at any time.

• Take into account the time it is expected to take a separated executive to find a similarly situated job.

• "Double-trigger" provisions preserve morale and productivity and encourage executive retention in the face of the potential disruptive impact of a change of control.

Change of Control and Severance Agreements:
• Provide for certain cash payments, and the vesting of certain equity awards, in the event that there is a separation of employment under various circumstances.

Equity Award Agreements:
• Provide for accelerated vesting of awards upon a change of control if the recipient is terminated by the acquiring entity in connection with the change of control under specified circumstances. In addition, vesting of awards will be accelerated in full if the transaction is not approved by a majority of the continuing directors or the acquiring entity does not agree to provide for the assumption or substitution of the awards.

For additional information about the severance and change of control provisions in our severance agreements and equity award agreements, please see the section of this Amendment entitled "Potential Payments upon Termination or Change of Control".

Other Compensation-Related Topics

Role of Executive Officers in Compensation Decisions

At the request of the Committee, our Chief Executive Officer may provide compensation information to the Committee to inform its compensation decisions. In addition, the Committee may consider the recommendations of our senior executives when making its compensation decisions. However, our executives are not permitted to be present during any deliberations and voting regarding their own compensation, or during other executive sessions of the Committee. The Committee considers the information provided by our management, as well as information and extensive analysis and advice provided by FWC, to make compensation decisions for our NEOs and other executive officers. The Committee, which is comprised solely of independent directors under applicable SEC and NYSE rules, reviews and approves all elements of compensation for our NEOs and other executive officers.

Compensation Risk Considerations

The Committee is responsible for reviewing the risks attendant to, and the rewards that may be derived from our compensation programs for all employees, including our NEOs, to assess whether these programs encourage excessive or unnecessary risk-taking. The Committee conducts a thorough compensation risk analysis at a meeting at least once per year, but also takes into account compensation-related risks each time it grants compensation awards throughout the fiscal year. In conducting these assessments, the Committee considers a number of factors including the following:

•	Our compensation program consists of both guaranteed pay and at-risk pay, and the Committee reviews this mix annually.

•	Our Peer Group and industry compensation data is reviewed regularly to ensure alignment with our compensation program and market competitiveness.

•	We have adopted a median pay philosophy whereby we will seek to pay our executives’ target total direct compensation at the median compared to our Peer Group.

•	Performance-based awards are earned based on the achievement of a number of distinct Company and business unit performance goals.

•	Our performance-based awards are subject to maximum award amounts to limit the potential compensation amount associated with an award.

•
Our executive compensation program encourages executive retention through long-term vesting provisions. For fiscal year 2017, all of the equity awards we granted were subject to a minimum three-year vesting period.

•	We have adopted stock ownership guidelines, which encourage executives to have a significant, long-term equity position in our Company.

•	Our performance-based awards are subject to clawback provisions.

•	Our insider trading policy prohibits our NEOs and other executive officers from hedging the economic interest in our securities, and from pledging our securities.

•	Our severance and change of control benefits are designed to attract and retain executives without providing excessive benefits.

•
Our equity awards are intended to provide for “double-trigger” vesting upon a change of control. We have adopted changes to our equity award agreements commencing in fiscal year 2018 to ensure our awards continue to be viewed as “double-trigger” awards.

The Committee believes that, although the majority of the target total direct compensation provided to our executive officers is at-risk pay that is determined based upon the achievement of pre-established Company performance conditions, our executive compensation program does not encourage excessive or unnecessary risk-taking. The Committee does not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Clawback Policy

Consistent with our executive compensation philosophy, which seeks to reward executive officers for financial performance that creates value for our stockholders, we have adopted a Clawback Policy. Under this policy, we will seek reimbursement with respect to performance-based compensation paid or awarded to our executive officers when the following three factors exists:

•
the incentive compensation payment or award (or the vesting of such award) was based upon the achievement of financial results, as reported in a Form 10-Q, Form 10-K or other report filed with the SEC, that were subsequently the subject of a restatement to correct an accounting error due to material noncompliance with any financial reporting requirement under the federal securities laws;

•	a lower payment or award would have been made to such executive officer (or lesser or no vesting would have occurred with respect to such award) based upon the restated financial results; and

•	the need for the restatement was identified within three years after the date of the first public issuance or filing of the financial results that were subsequently restated.

The reimbursement to be sought by our Company will be equal to the portion of any performance-based compensation paid to or received by such executive officer for or during each of the restated periods that is greater than the amount that would have been paid or received had the financial results been properly reported.

Stock Ownership Guidelines

To further align the interests of our directors and executive officers with those of our stockholders, we have adopted Stock Ownership Guidelines. The minimum ownership thresholds for our NEOs are determined as a multiple of the executive officer's base salary. The NEOs are required to achieve the applicable level of ownership within five years of the later of the date the guidelines were adopted or the date the person first became subject to the guidelines as an NEO, subject to exceptions that may be granted by the Committee. Our directors are required to adhere to the stock ownership guidelines that are referenced in our Corporate Governance Guidelines. The minimum ownership threshold for our directors is determined as a multiple of the directors' annual retainer fee and must be adhered to within five years of the initial election of the director.

The following table provides a summary of the Stock Ownership Guidelines applicable to our NEOs and directors:

POSITION	STOCK OWNERSHIP GUIDELINES	COMPLIANCE PERIOD
Chief Executive Officer	6x Annual Base Salary	Within 5 years of being appointed as an NEO
Other NEOs	3x Annual Base Salary	Within 5 years of being appointed as an NEO
Directors	5x Annual Board Retainer Fee	Within 5 years of initial election to our Board
Tax and Accounting Considerations

Among the factors it considers when making executive compensation decisions, the Committee considers the anticipated tax and accounting impact to our Company (and to our executive officers) of various payments, equity awards and other benefits.

Under Section 162(m) of the Internal Revenue Code, or Code, a public company generally will not be entitled to a tax deduction for compensation paid to certain executive officers that exceeds $1.0 million per year, to the extent such compensation is not considered to be “performance-based”. Special rules apply for “performance-based” compensation where the performance goals have been approved by stockholders. While the Committee has not adopted any formal policy with respect to compliance with Section 162(m) of the Code, it generally attempts to make its annual compensation decisions in a manner designed to result in the deductibility of compensation awards. The Committee may approve such payments where it believes they are in the best interests of our Company, including for the purpose of hiring, promoting or retaining key executives, rewarding individual or Company performance, or ensuring our executive compensation program complies with our executive compensation philosophy.

The awards issuable under our 2015 Plan were designed to meet the requirements for “performance-based” compensation pursuant to Section 162(m) of the Code. Accordingly, we believe that the 2017 Annual Cash Incentive Awards, the 2017 Annual PSUs and the 2017 LTIP NQSOs all qualify as “performance-based”, so we expect each of these compensation awards to be fully deductible.

We account for equity awards in accordance with the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation.

Our Change of Control and Severance Agreements do not allow for excise tax gross up payments.

Compensation Committee Interlocks and Insider Participation

As of the date of this Amendment, no member of the Committee is serving, and during the past year no member of the Committee has served, as an officer or employee of our Company or any of its subsidiaries. None of our executive officers currently serves, or during the past year has served, as a member of the board of directors or compensation committee (or other committee serving a similar purpose) of any entity that has an executive officer serving on our Board or Compensation Committee. In addition, none of the Committee members had any relationship, or participated in any transaction, with our Company during 2017 that requires disclosure under SEC regulations.

We have entered into indemnification agreements with each of our directors, including each member of the Committee.

Report of the Compensation Committee
The Compensation Committee of our Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE
Lauri M. Shanahan, Chairman
Karyn O. Barsa
John G. Perenchio
Michael F. Devine, III
The Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent that our Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

Summary Compensation Table
The following table sets forth all compensation awarded to our NEOs during fiscal years 2017, 2016 and 2015. The amounts included in the table have been calculated in accordance with the requirements of applicable SEC regulations, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our NEOs. The table should be read together with the section of this Amendment titled "Compensation Discussion and Analysis".

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Comp. ($)(2)	All Other Comp. ($)(3)	Total ($)
David Powers Chief Executive Officer	2017	901,923	—	1,200,043	1,788,698	—	10,325	3,900,989
	2016	700,000	—	2,500,025	—	—	9,480	3,209,505
	2015	600,000	—	1,150,051	—	439,813	9,368	2,199,232

Thomas A. George Chief Financial Officer	2017	567,308	—	339,953	506,801	—	22,592	1,436,654
	2016	550,000	—	849,983	—	—	9,480	1,409,463
	2015	510,000	—	800,035	—	373,841	9,368	1,693,244

David Lafitte Chief Operating Officer	2017	613,846	—	360,024	536,617	—	20,371	1,530,858
	2016	600,000	—	749,963	—	—	9,480	1,359,443
	2015	100,000	300,000	899,997	—	—	1,580	1,301,577

Stefano Caroti (4) President of Omni-Channel	2017	534,615	—	730,027	491,906	—	31,538	1,788,086
	2016	208,333	150,000	699,990	—	—	39,591	1,097,914

Andrea O'Donnell (5) President of Fashion Lifestyle	2017	451,923	250,000 (6)	799,991	372,640	—	185,326 (7)	2,059,880

Angel R. Martinez (8) Former Chief Executive Officer Non-Executive Chairman of our Board	2017	240,000	—	97,354 (9)	—	—	606,473 (10)	943,827
	2016	1,200,000	—	4,500,001	—	—	9,480	5,709,481
	2015	1,200,000	—	4,000,004	—	1,466,042	9,368	6,675,414
____________

(1)
The amounts in this column represent the aggregate grant date fair value of the respective awards computed in accordance with FASB ASC Topic 718. For information about the assumptions underlying these computations, please refer to Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K. In accordance with applicable SEC regulations, for those awards that are subject to the satisfaction of performance conditions, the amounts reported reflect the value at the grant date based upon the probable outcome of such conditions.

(2)
These amounts reflect the cash incentive payments paid to our NEOs under our Management Incentive Plan. For fiscal year 2017, the performance thresholds were not achieved and therefore no cash incentive payments were made. Refer to the section of this Amendment titled "2017 Annual Cash Incentive Awards” for additional information.

(3)
Except as otherwise specifically noted in the footnotes below, the amounts in this column reflect our matching contributions under the 401(k) plan and NQDC Plan, as well as life insurance premiums paid on policies that have been adopted for the benefit of our NEOs.

(4)	Mr. Caroti joined us in November 2015 as President of Omni-Channel, and initially became an NEO commencing with fiscal year 2016.

(5)	Ms.O'Donnell joined us in April 2016 as President of Fashion Lifestyle, and initially became an NEO commencing with fiscal year 2017.

(6)	This amount reflects a one-time sign-on bonus paid to Ms. O'Donnell when she was hired as President of Fashion Lifestyle.

(7)	In addition to certain payments referred to in footnote 3 above, we paid Ms. O'Donnell aggregate relocation expenses in the amount of $177,673.

(8)	Mr. Martinez retired from his position as Chief Executive Officer in May 2016, although he continues to serve as non-executive Chairman of our Board.

(9)
This amount reflects the grant date fair value of a stock award received by Mr. Martinez in connection with his service on our Board. This amount has separately been reported in the "Director Compensation Table", and does not reflect an amount in addition to the amount in that table.

(10)
In addition to certain payments referred to in footnote 3 above, we paid Mr. Martinez (i) $416,668 in consulting fees, and (ii) $187,500 in director retainer fees following his retirement as our Chief Executive Officer. The director retainer fees have separately been reported in the "Director Compensation Table", and do not reflect an amount in addition to the amount in that table. Refer to the sections of this Amendment titled "Consulting Agreement with Angel R. Martinez" and "Director Compensation" for additional information.

Grants of Plan-Based Awards in Fiscal Year 2017

The following table sets forth all grants of plan-based awards made to our NEOs during the fiscal year ended March 31, 2017. The amounts set forth in the table do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our NEOs. The table should be read together with the section of this Amendment titled "Elements of Fiscal Year 2017 Executive Compensation Program".

		Estimated Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares (#)(3)	All Other Option Awards: Number of Shares Underlying Options (#)(4)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Awards ($)(5)

Name	Grant Date	Threshold ($)	Target ($)	Max. ($)	Threshold (#)	Target (#)	Max. (#)
David Powers		475,000	950,000	1,900,000	—	—	—	—	—	—	—
	6/29/16	—	—	—	—	—	—	10,523	—	—	600,021
	6/29/16	—	—	—	5,262	10,523	10,523	—	—	—	600,021
	11/21/16	—	—	—	—	—	—	—	68,089	61.86	1,788,698
Thomas A. George		215,625	431,250	862,500	—	—	—	—	—	—	—
	6/29/16	—	—	—	—	—	—	2,981	—	—	169,977
	6/29/16	—	—	—	1,491	2,981	2,981	—	—	—	169,977
	11/21/16	—	—	—	—	—	—	—	19,292	61.86	506,801
David E. Lafitte		232,500	465,000	930,000	—	—	—	—	—	—	—
	6/29/16	—	—	—	—	—	—	3,157	—	—	180,012
	6/29/16	—	—	—	1,579	3,157	3,157	—	—	—	180,012
	11/21/16	—	—	—	—	—	—	—	20,427	61.86	536,617
Stefano Caroti		206,250	412,500	825,000	—	—	—	—	—	—	—
	6/29/16	—	—	—	—	—	—	2,894	—	—	165,016
	6/29/16(6)	—	—	—	—	—	—	7,015	—	—	399,995
	6/29/16	—	—	—	1,447	2,894	2,894	—	—	—	165,016
	11/21/16	—	—	—	—	—	—	—	18,725	61.86	491,906
Andrea O'Donnell		187,500	375,000	750,000	—	—	—	—	—	—	—
	6/15/16(7)	—	—	—	—	—	—	6,284	—	—	350,019
	6/15/16(8)	—	—	—	1,768	3,536	7,072	—	—	—	199,996
	6/29/16 (9)	—	—	—	—	—	—	4,384	—	—	249,976
	11/21/16	—	—	—	—	—	—	—	14,185	61.86	372,640
Angel R. Martinez (10)	—	—	—	—	—	—	—	—	—	—	—
____________

(1)
The amounts set forth in this column reflect the potential payouts under the Management Incentive Plan. Because the performance thresholds were not achieved, no cash incentive payments were made. Refer to the section of this Amendment titled "2017 Annual Cash Incentive Awards” for additional information.

(2)
The awards in this column reflect the grant of 2017 Annual PSUs. Because the performance condition was not met at the threshold level, these awards were not earned. Refer to the section of this Amendment titled "2017 Annual Performance Stock Units" for additional information.

(3)
Except as noted in footnote 6 below, the awards in this column reflect the grant of 2017 Time-Based RSUs. These awards vest over three years in equal annual installments on August 15, 2017, 2018 and 2019. Refer to the section of this Amendment titled "2017 Time-Based Restricted Stock Units" for additional information.

(4)
The awards in this column reflect the grant of 2017 LTIP NQSOs. These awards may vest based upon our achievement of a performance target for fiscal year 2019. As of the date of this Amendment, we consider the awards to be probable of being achieved. Refer to the section of this Amendment titled "2017 Long-Term Incentive Plan Performance Non-Qualified Stock Options" for additional information.

(5)
The amounts in this column represent the aggregate grant date fair value of the respective awards computed in accordance with FASB ASC Topic 718. For information about the assumptions underlying these computations, please refer to Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K. In accordance with applicable SEC regulations, for those awards that are subject to the satisfaction of performance conditions, the amounts reported reflect the value at the grant date based upon the probable outcome of such conditions.

(6)
This award reflects the grant of discretionary RSUs. The award vests over three years in equal annual installments on August 15, 2017, 2018 and 2019. Refer to the section of this Amendment titled "2017 Discretionary Restricted Stock Units" for additional information.

(7)
This award reflects the one-time grant of discretionary RSUs in connection with hiring Ms. O’Donnell in April 2016 as President of Fashion Lifestyle. The award vests over three years in equal annual installments on August 15, 2017, 2018 and 2019. Refer to the section of this Amendment titled "2017 Discretionary Restricted Stock Units" for additional information.

(8)
This award reflects the grant of performance-based RSUs in connection with hiring Ms. O’Donnell. The award was granted on terms consistent with the 2016 LTIP PSUs that were granted to our named executive officers for fiscal year 2016. The award was granted to Ms. O'Donnell in lieu of a grant of 2017 Annual PSUs, as she was not eligible to receive those awards based on her date of hire. Ms. O'Donnell is the only NEO who was granted this form of award in fiscal year 2017. The award may vest based upon our achievement of a performance target for fiscal year 2018. As of the date of this Amendment, we believe it is not probable that the performance conditions relating to this award will be met.

(9)
This award reflects the grant of discretionary RSUs in connection with hiring Ms. O’Donnell. The award was granted to Ms. O’Donnell in lieu of a grant of 2017 Time-Based RSUs. The award vests over three years in equal annual installments on August 15, 2017, 2018 and 2019. Refer to the section of this Amendment titled "2017 Discretionary Restricted Stock Units" for additional information.

(10)
Mr. Martinez retired from his position as Chief Executive Officer in May 2016, although he continues to serve as non-executive Chairman of our Board. The only plan-based award he received in fiscal year 2017 was issued in connection with his service on our Board. The grant date fair value of this award has been reported in the section of this Amendment titled "Director Compensation Table" below.

Outstanding Equity Awards at 2017 Fiscal Year End

The following table sets forth equity awards granted to our NEOs that remained outstanding as of March 31, 2017. The market value of the awards reflected in the table have been calculated in accordance with the requirements of applicable SEC regulations, and do not necessarily reflect the amounts that have been paid to, or which may be realized by, our NEOs. The table should be read together with the section of this Amendment titled "Elements of Fiscal Year 2017 Executive Compensation Program".

	Stock Options (1)				Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)(2)	Number of unearned shares that have not vested (3)(#)	Market value of unearned shares that have not vested ($)(2)
David Powers	—	68,089	61.86	3/31/2026	12,107	(4)	723,151	59,940	1,790,108
Thomas A. George	—	19,292	61.86	3/31/2026	4,083	(5)	243,878	20,380	608,649
David E. Lafitte	—	20,427	61.86	3/31/2026	7,507	(6)	448,393	17,982	537,032
Stefano Caroti	—	18,725	61.86	3/31/2026	5,913	(7)	353,183	17,982	537,032
Andrea O'Donnell	—	14,185	61.86	3/31/2026	6,284	(8)	375,343	7,072	211,205
Angel R. Martinez	240,000 (9)	—	26.73	5/9/2022	5,511	(10)	329,172	107,892	3,222,195
____________

(1)	Each of the stock option awards reflected in these columns are 2017 LTIP NQSOs that were granted in November 2016. The options vest as to 33.3% of the shares on August 15, 2017, 2018 and 2019.

(2)	In accordance with applicable SEC regulations, market value of the shares has been determined based on the closing price of our common stock on March 31, 2017, which was $59.73.

(3)
These amounts reflect 2016 LTIP PSUs granted in November 2015 (and in June 2016 for Ms. O'Donnell), which remain outstanding and subject to long-term performance and service conditions. The shares included reflect achievement of the performance conditions at the maximum performance level. However, as of March 31, 2017, we believe it is not probable that the "target" performance conditions will be met.

(4)
This amount consists of (i) 1,584 2015 Annual PSUs granted in June 2014, which vest on March 31, 2018, and (ii) 10,523 time-based RSUs granted in June 2016, which vest as to 33.3% of the shares on August 15, 2017, 2018 and 2019.

(5)
This amount consists of (i) 1,102 2015 Annual PSUs granted in June 2014, which vest on March 31, 2018, and (ii) 2,981 time-based RSUs granted in June 2016, which vest as to 33.3% of the shares on August 15, 2017, 2018 and 2019.

(6)
This amount consists of (i) 4,350 time-based RSUs granted in February 2015, which vest on February 2, 2018, and (ii) 3,157 time-based RSUs granted in June 2016, which vest as to 33.3% of the shares on August 15, 2017, 2018 and 2019.

(7)
This amount consists of (i) 3,019 time-based RSUs granted in November 2015, which vest as to 50% of the shares on November 15, 2017 and 2018, and (ii) 2,894 time-based RSUs granted in June 2016, which vest as to 33.3% of the shares on August 15, 2017, 2018 and 2019.

(8)	This amount consists of 6,284 time-based RSUs granted in June 2016, which vest as to 33.3% of the shares on June 15, 2017, 2018 and 2019.

(9)	This amount consists of stock appreciation rights, or SARs, that were granted in May 2007 and vested on December 31, 2011 based on satisfying long-term performance and service conditions.

(10)	Consists of 5,511 2015 Annual PSUs granted in June 2014, which vest on March 31, 2018.

Fiscal Year 2017 Option Exercises and Stock Vested

The following table provides information for our NEOs regarding option exercises and stock award vesting during fiscal year 2017, including the number of shares acquired upon exercise or vesting and the value realized as determined based on applicable SEC regulations. The value realized does not necessarily reflect the actual amount that will be paid to our NEOs upon the sale of the shares.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
David Powers	—	—	4,918	288,286
Thomas A. George	—	—	6,603	385,377
David E. Lafitte	—	—	4,351	241,655
Stefano Caroti	—	—	1,509	91,642
Andrea O'Donnell	—	—	—	—
Angel R. Martinez	90,771 (4)	5,744,355	14,843	871,266
____________

(1)	The amounts in this column reflect the value realized upon the exercise of the option awards, based on the closing price of our common stock on the applicable exercise dates.

(2)
The total number of shares actually received by the NEOs, net of shares withheld for taxes, were as follows: 3,071 for David Powers, 4,133 for Thomas A. George, 2,642 for David E. Lafitte, 942 for Stefano Caroti, and 7,099 for Angel Martinez.

(3)	The amounts in this column reflect the value realized upon the vesting of the stock awards, based on the closing price of our common stock on the applicable vesting dates.

(4)	This amount consists of SARs that were granted in May 2007 and vested on December 31, 2011 based on satisfying long-term performance and service conditions.

Nonqualified Deferred Compensation

Nonqualified Deferred Compensation Plan
The Compensation Committee has adopted the NQDC Plan, which is an unfunded, nonqualified deferred compensation program sponsored by our Company to provide certain members of our management the opportunity to defer compensation into the NQDC Plan. The NQDC Plan year is from January 1st to December 31st. Participants may defer up to 50% of their annual base salary and up to 85% of any cash incentive bonus under the NQDC Plan. We have the option, but not the obligation, to make discretionary or matching cash contributions to NQDC Plan participants. We have established a rabbi trust as a reserve for the benefits payable under the NQDC Plan. During fiscal year 2017, certain of our NEOs elected to make contributions to the NQDC Plan, and the Compensation Committee elected to match a portion of the contributions under the NQDC Plan.

Name	David Powers	Thomas A. George	David Lafitte	Stefano Caroti	Andrea O'Donnell	Angel R. Martinez	Total
Executive contributions during fiscal year 2017 ($) (1)	—	68,077	94,154	194,872	—	—	357,103
Registrant contributions during fiscal year 2017 ($) (2)	—	8,925	10,350	7,800	—	—	27,075
Aggregate (losses) earnings during fiscal year 2017 ($)	13,456	28,976	15,729	29,981	—	245,431	333,573
Aggregate withdrawals/distributions during fiscal year 2017 ($)	—	—	—	—	—	(2,942,577)	(2,942,577)
Aggregate balance at end of fiscal year 2017 ($)	83,321	316,213	149,472	274,801	—	644,789	1,468,596
____________

(1)
The amounts reported in this row reflect contributions made by our NEOs under the NQDC Plan during fiscal year 2017. These amounts are separately included in the "Summary Compensation Table" above, and do not reflect amounts in addition to those amounts.

(2)
The amounts reported in this row reflect contributions made by us to our NEOs under the NQDC Plan during fiscal year 2017. These amounts are separately included in the "Summary Compensation Table" above, and do not reflect amounts in addition to those amounts.

Deferred Stock Unit Compensation Plan
The Compensation Committee has also adopted a Deferred Stock Unit Compensation Plan. Under the plan, a director or employee who holds unvested restricted stock awards may elect to defer settlement of up to 100% of the awards. For each unit of our common stock held pursuant to a restricted stock award that is deferred, the participant will receive one Deferred Stock Unit. Amounts deferred will be distributed, as described in the plan, at the time elected by the participant. A participant's Deferred Stock Units will be settled in shares of our common stock, as more specifically described in the plan. None of our NEOs elected to participate in the plan during fiscal year 2017.

Potential Payments Upon Termination or Change of Control

Change of Control and Severance Agreements

We have entered into Change of Control and Severance Agreements, or Severance Agreements, with each of our NEOs. The information below describes compensation and benefits that are payable or earned under the Severance Agreements with our NEOs (which are each referred to therein as "Executive") upon the occurrence of different termination events:
Termination by our Company for Cause, or by Executive other than for Good Reason
Pursuant to the Severance Agreements with each of our NEOs, if the executive is terminated by our Company for Cause, or the executive terminates his or her employment, other than for Good Reason, then the NEO will receive the following from our Company:

•
payment of his or her accrued base salary, accrued vacation, reimbursement for reimbursable expenses, accrued and vested benefits under our plans or programs and other benefits required to be paid by law, accrued but unpaid non-equity incentive bonus for the prior fiscal year (excluding any non-equity incentive bonus for the year of termination); and

•	right to exercise all vested equity awards pursuant to the terms of the applicable award agreement.
Termination due to Death or Total Disability
Pursuant to the Severance Agreements with each of our NEOs, if the executive is terminated due to his or her death or Total Disability, then in addition to those benefits provided upon a termination by our Company for Cause or by Executive other than for Good Reason, the NEO will receive:

•
pro-rated portion of his or her non-equity incentive bonus for the current fiscal year based on actual length of service during the year of termination and actual achievement by our Company of the performance conditions in respect of such bonus previously established by the Committee.

Termination by our Company without Cause or by Executive for Good Reason
Pursuant to the Severance Agreements with each of our NEOs, if the executive is terminated by our Company without Cause or by Executive for Good Reason, then in addition to those benefits provided upon a termination due to death or Total Disability, the NEO will receive:

•	payment of his or her then effective annual base salary for one year following his or her termination, subject to such executive signing a release; and

•	receipt of health benefits for a period of one year following his or her termination or his or her attainment of alternative employment that provides health benefits, whichever is earlier.
Termination without Cause or by Executive for Good Reason within Two Years of a Change of Control
Pursuant to the Severance Agreements with each of our NEOs, if the executive is terminated by our Company without Cause or by the executive for Good Reason within two years of a Change of Control, then in addition to those benefits provided upon a termination due to Death or Total Disability, the NEO will receive:

•
subject to such executive signing a release, payment of a specified proportion of his or her then effective annual base salary plus the greater of (i) one and one-half times the targeted non-equity incentive bonus immediately prior to the termination or (ii) one and one-half times the average actual non-equity incentive bonus for the previous three years; and

•	receipt of health benefits for a specified period of months following his or her termination or his or her attainment of alternative employment that provides health benefits, whichever is earlier.
For purposes of the Severance Agreements, "Cause" means (i) any willful breach of duty by the executive in the course of their employment or continued violation of written Company employment policies after written notice of such violation, (ii) violation of our insider trading policies, (iii) conviction of a felony or any crime involving fraud, theft, embezzlement, dishonesty or moral turpitude, (iv) engaging in activities which materially defame our Company, engaging in conduct which is materially injurious to our Company or our affiliates, or any of our respective customer or supplier relationships, financially or otherwise, or (v) the executive's gross negligence or continued failure to perform duties or executive's continued incapacity to perform such duties.
"Good Reason" means without the consent of the Executive (i) the occurrence of material breach of this agreement by our Company, or (ii) if within two years of a change of control, there is a material reduction of the Executive's total compensation, benefits, and perquisites, our relocation is greater than 50 miles from the location where the Executive performs services, or a material change in the Executive's position or duties; provided, however, no such event shall constitute Good Reason hereunder unless the Executive shall have given written notice to our Company of Executive's intent to resign for "Good Reason" within 30 days after the Executive first becomes aware of the occurrence of any such event (specifying the nature and scope of the event) and such event or occurrence shall not have been cured within 30 days of our receipt of such notice.
"Change of Control" means the occurrence of a merger, consolidation, sale of all or a major portion of the assets of our Company (or a successor organization) or similar transaction or circumstance where any person or group acquires, in one or more transactions, beneficial ownership of more than 50% of the outstanding shares of any class of voting stock of our Company (or a successor organization).
No NEOs will be entitled to gross ups for excise tax penalty on "excess golden parachute payments" as a result of termination following a Change of Control.
Equity Award Agreements
Pursuant to the "double-trigger" vesting provisions of the awards outstanding under the 2015 Plan, except as specifically noted below, the vesting of each award will be accelerated in full in the event of a change of control that is approved by a majority of the Continuing Directors (as defined in the award agreements) if the acquiring or successor entity in the change of control provides for the continuance or assumption of the award agreement, or the substitution for the award agreement of a new agreement of comparable value covering shares of a successor corporation, and (i) the recipient is terminated by the acquiring company without Cause or pursuant to a Constructive Termination (as such terms are defined in the relevant award agreements) within either 12 or 24 months of such change of control, or (ii) only in the case of the 2016 LTIP PSUs and 2017 LTIP NQSOs, the recipient has provided Continuous Services (as defined in the award agreements) through the applicable performance vesting date.

Notwithstanding the foregoing summary, the award agreements governing the grants of the 2015 Annual PSUs only provide for acceleration as described above to the extent the Committee determines that at least the “threshold” performance conditions associated with the awards have been met.

In addition, the vesting of each equity award will be accelerated in full if: (i) a change of control occurs that has not been approved by a majority of the Continuing Directors, or (ii) the acquiring or successor entity in the change of control does not agree to continue or assume the award agreement, or substitute new awards of comparable value.

Severance and Change of Control Payments
The following table provides information about the payments and benefits that would have been paid or provided to our NEOs in the event that a termination of employment had occurred on March 31, 2017. The amounts reflected in the table are in addition to amounts that would have been payable for accrued but unpaid base salary, accrued paid time off, accrued but unpaid cash incentive compensation, and reimbursement of expenses.
The payments to be made, and the stock and option awards to be vested, in connection with different termination events (including in connection with a change of control) for each of our NEOs have been determined by reference to the terms of the applicable Severance Agreements and equity award agreements. Except as described above, no payments or benefits would be provided to our NEOs in the event of a termination of employment for Cause or by the executive without Good Reason (as defined in the applicable Severance Agreement). Refer to the section of this Amendment titled "Potential Payments upon Termination or Change of Control" for additional information.
For purposes of the table, the value of the stock and option awards has been determined based on the closing price of our common stock on March 31, 2017. In the event of an actual change of control transaction, the value of our common stock may be significantly different than this assumed value, in which case the value realized by our NEOs upon the vesting of the stock and option awards may be significantly different.

		Upon Termination
Name	Type of Compensation or Benefit	Due to Death or Total Disability ($)		By our Company Without Cause or by Executive for Good Reason ($)		In Connection with a Change of Control ($)
David Powers	Cash payments	—		950,000		2,636,250
	Value of health benefits	—		21,571		32,356
	Value of stock awards (1)	—		—		2,513,259
	Value of option awards (2)	—		—	—	—
	Total	—		971,571		5,181,865
Thomas A. George	Cash payments	—		575,000		1,509,375
	Value of health benefits	—		15,269		22,903
	Value of stock awards (1)	—		—		852,526
	Value of option awards (2)	—		—		—
	Total	—		590,269		2,384,804
David E. Lafitte	Cash payments	—		620,000		1,627,500
	Value of health benefits	—		21,571		21,571
	Value of stock awards (1)	—		259,826		985,425
	Value of option awards (2)	—		—	—	—
	Total	—		901,397		2,634,496
Stefano Caroti	Cash payments	—		550,000		1,443,750
	Value of health benefits	—		15,269		22,903
	Value of stock awards (1)	—		—		1,309,222
	Value of option awards (2)	—	—	—	—	—
	Total	—		565,269		2,775,875
Andrea O'Donnell	Cash payments	—		500,000		1,312,500
	Value of health benefits	—		7,162		10,743
	Value of stock awards (1)	—		—		723,330
	Value of option awards (2)	—	—	—	—	—
	Total	—		507,162		2,046,573
____________

(1)
The stock awards reflect all of the performance-based and time-based RSUs that remained outstanding as of March 31, 2017, including: (i) the 2016 LTIP PSUs, (ii) the 2015 Annual PSUs, (iii) the 2017 Time-Based RSUs, and (iv) certain additional time-based RSUs granted in fiscal years 2016 and 2017 as discretionary or new-hire awards.

(2)
The option awards reflect the 2017 LTIP NQSOs. Due to the exercise price of the 2017 LTIP NQSOs being higher than the closing price of our common stock on March 31, 2017, the option awards reflect no current value for purposes of this table.

Consulting Agreement with Angel R. Martinez
In May 31, 2016, or the Separation Date, Angel R. Martinez retired as our Chief Executive Officer. although he continues to serve as non-executive Chairman of our Board.

In connection with Mr. Martinez's retirement, we entered into a Consulting Agreement and General Release, or the Consulting Agreement, which replaced the Severance Agreement that had previously been entered into with him. Under the Consulting Agreement, Mr. Martinez agreed to provide consulting services to us from June 1, 2016 until May 31, 2017, or the Consulting Period. The Consulting Agreement provided for the payment of aggregate consulting fees in the amount of $500,000, paid in 12 equal monthly installments, less any legally required withholding and deductions. The portion of these consulting fees that were paid in fiscal year 2017 are reported in the "Summary Compensation Table".

In addition, any equity awards previously granted to Mr. Martinez that were outstanding on the Separation Date remain outstanding subject to and consistent with the terms of the 2015 Plan and the 2006 Stock Incentive Plan, or 2006 Plan, as applicable, and the agreements granting such awards. During the Consulting Period, and during the period that Mr. Martinez continues to serve on our Board, Mr. Martinez will be deemed to continue to provide "Continuous Service" for purposes of the outstanding equity awards.

Mr. Martinez’s receipt of these payments and other benefits is conditioned upon his continued compliance with the confidentiality, non-competition, non-solicitation and other standard covenants set forth in the Consulting Agreement. In particular, Mr. Martinez agreed not to accept employment from, or enter into another professional relationship with, any of our competitors, or to otherwise engage in any business activity that is competitive with our Company, until the later to occur of the termination of the Consulting Agreement or the termination of his service to our Board.

Director Compensation

For fiscal year 2017, directors who are not our employees, which we refer to as Nonemployee Directors, received an annual cash retainer fee of $65,000, plus an annual cash retainer of $15,000 for each Board committee assignment. In addition, directors holding the following positions were entitled to receive additional annual cash retainer fees as follows: $100,000 for Lead Independent Director; $40,000 for Chairman of the Audit Committee; $35,000 for Chairman of the Compensation Committee; and $20,000 for Chairman of the Nominating and Corporate Governance Committee. Following his transition to non-executive Chairman of our Board in May 2016, in addition to the standard annual cash retainer provided to our Nonemployee Directors, Mr. Martinez is entitled to receive an annual cash retainer of $160,000. All or any portion of the cash retainer fees paid to any of our directors may, at the election of the director, be paid through the issuance of our common stock.
Each of our Nonemployee Directors also receive annual grants of our common stock with a total value of approximately $125,000. These grants are issued in equal quarterly installments with the number of shares being determined using the rolling average of the closing price of our common stock during the last 10 trading days leading up to, and including, the 15th day of the last month of each quarter. Each of these grants is vested in full on the date of grant.
Nonemployee Directors are reimbursed for any reasonable Board-related expenses. Nonemployee Directors also receive product discounts, which are generally available to our employees and, from time to time, may receive products without charge in order to help expand the directors' knowledge of our products.
Our Board has adopted stock ownership guidelines applicable to our Nonemployee Directors. Nonemployee Directors are required to hold a number of shares of common stock with a value equal to five times the base annual cash retainer fee within five years of joining our Board, subject to exceptions that may be granted by the Compensation Committee. In addition, each director must hold our common stock within one year of joining our Board. Any shares of common stock held by Nonemployee Directors through our Deferred Stock Unit Compensation Plan is counted as stock ownership under these guidelines.
Director Compensation Table
The following table sets forth all compensation awarded to our Nonemployee Directors during fiscal year 2017. The amounts included in the table have been calculated in accordance with the requirements of applicable SEC regulations, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our Nonemployee Directors.

Name	Fees Earned ($)	Stock Awards ($)(1)	Total ($)
Angel R. Martinez (2)	187,500	97,354	284,854
John M. Gibbons	165,000	123,923	288,923
Karyn O. Barsa	95,000	123,923	218,923
Nelson C. Chan	80,000	123,923	203,923
Michael F. Devine, III	135,000	123,923	258,923
John G. Perenchio	95,000	123,923	218,923
James E. Quinn	100,000	123,923	223,923
Lauri M. Shanahan	115,000	123,923	238,923
Bonita C. Stewart	80,000	123,923	203,923
__________

(1)	The amounts in this column represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718.

(2)
In May 2016, Mr. Martinez retired from his position as Chief Executive Officer. The amounts set forth in this table for Mr. Martinez reflect that he served as non-executive Chairman of our Board for only a portion of fiscal year 2017. In addition, these amounts are separately reported in the "Summary Compensation Table", and do not reflect amounts in addition to those amounts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 31, 2017, certain information concerning the shares of our common stock beneficially owned by (i) each person who is an NEO, (ii) each director, (iii) all executive officers and directors as a group (fourteen persons), and (iv) each person known to us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)(3)	Percent of Common Stock(3)
Named Executive Officers
David Powers	7,035	*
Thomas A. George	19,996	*
David E. Lafitte	5,534	*
Stefano Caroti	942	*
Andrea O'Donnell	2,094	*
Angel R. Martinez (4)	350,787	1.1%
Directors
John M. Gibbons (5) (6)	29,125	*
Karyn O. Barsa	14,363	*
Nelson C. Chan	5,254	*
Michael F. Devine, III	12,429	*
John G. Perenchio	30,332	*
James E. Quinn (7)	13,860	*
Lauri M. Shanahan (6)	6,179	*
Bonita C. Stewart	9,534	*
All Directors and Executive Officers as a Group (fourteen persons)	507,464	1.5%
5% Stockholders
Blackrock, Inc. (8)	3,303,169	10.3%
FMR LLC (9)	2,770,008	8.7%
Vanguard Group Inc. (10)	2,603,090	8.1%
Dimensional Fund Advisors LP (11)	2,371,317	7.4%
Marcato Capital Management LP (12)	1,901,179	5.9%
____________

*	Percentage of shares beneficially owned does not exceed 1% of our total outstanding common stock.

(1)	The address of each beneficial owner is 250 Coromar Drive, Goleta, California 93117, unless otherwise noted.

(2)
Unless otherwise noted, we believe that each individual or entity named has sole investment and voting power with respect to the shares of our common stock reported as beneficially owned by them, subject to community property laws, where applicable.

(3)
Pursuant to applicable SEC rules, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable on or before the date that is 60 days after May 31, 2017 are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but are not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed.

(4)	The reported amount includes 240,000 SARs that are immediately exercisable.

(5)	The reported amount includes 29,125 shares held by the Gibbons Living Trust as to which Mr. Gibbons has joint voting and investment power.

(6)
The issuance of additional shares previously earned by this director has been deferred until future years pursuant to an election made under our Deferred Stock Unit Compensation Plan. These deferred shares cannot be issued within 60 days of May 31, 2017 and have been excluded from the table.

(7)	The reported amount includes 12,326 shares held in a trust for which Mr. Quinn is the investment advisor. Mr. Quinn has sole investment and voting power with respect to the shares held in the trust.

(8)
This information is based solely on Form 13F filed by our stockholder on May 12, 2017, whose business address is 55 East 52nd Street, New York, NY 10055. BlackRock, Inc., which identifies itself as a parent holding company, has sole voting power with respect to 3,231,305 shares.

(9)
This information is based solely on Form 13F filed by our stockholder on May 11, 2017, whose business address is 245 Summer Street, Boston, MA 02210. FMR LLC has sole voting power with respect to 1,534,246 shares and shared investment power with respect to 2,770,008 shares.

(10)
This information is based solely on Form 13F filed by our stockholder on May 12, 2017, whose business address is PO Box 2600 V26, Valley Forge, PA 19482. Vanguard Group Inc. has sole voting power with respect to 39,917 shares, shared voting power with respect to 3,873 shares, sole investment power with respect to 2,560,886 shares and shared investment power with respect to 42,204 shares.

(11)
This information is based solely on Form 13F filed by our stockholder on May 12, 2017, whose business address is 6300 Bee Cave Road, Building One, Austin, TX 78746. Dimensional Fund Advisors LP has sole voting power with respect to 2,325,608 shares and shared investment power with respect to 2,371,317 shares.

(12)
This information is based solely on Form 13F filed by our stockholder on May 15, 2017, whose business address is 4 Embarcadero Center, Suite 2100, San Francisco, CA 94111. Marcato Capital Management LP has sole investment power with respect to 1,686,294 shares and shared investment power with respect to 214,885 shares.

Equity Compensation Plan Information
The following table sets forth information regarding shares of our common stock that were eligible for issuance under our equity compensation plans as of March 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance(3)
Equity compensation plans approved by security holders	933,161	$42.33	1,170,146
Equity compensation plans not approved by security holders	—	—	—
Total	933,161	$42.33	1,170,146
____________

(1)
This amount includes shares underlying all equity awards outstanding pursuant to the 2015 Plan and 2006 Plan as of March 31, 2017. For awards subject to performance-based vesting conditions, the amount reported reflects the number of shares to be issued if the "maximum" performance level is achieved. However, we have determined that it is not probable that the "target" or "maximum" performance levels will be achieved for certain awards. Assuming the "target" and/or "maximum" performance levels are not obtained certain outstanding awards, the amount reported in this column would be decreased and the amount shown in the last column would be increased by an equal number of shares.

(2)
This amount reflects the weighted-average exercise price of the outstanding SARs and 2017 LTIP NQSOs, based on the closing price of our common stock on the respective grant dates. This amount does not take into account shares issuable upon the vesting of outstanding RSUs, which have no exercise price.

(3)
This amount reflects the shares reserved for issuance under the 2015 Plan less the number of shares reported in the first column. This amount is subject to increase depending on our achievement with respect to certain performance conditions as discussed in footnote 1 above, and will increase to reflect any shares that are forfeited or otherwise terminated under the 2006 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Our legal department is primarily responsible for identifying and reviewing relationships and transactions in which our Company and our directors, executive officers, principal stockholders, or their respective immediate family members, are participants, to determine whether any of these related persons had or will have a direct or indirect material interest in such transactions. In order to identify potential related person transactions, our legal department annually prepares and distributes to all directors and executive officers a written questionnaire which includes questions intended to elicit information about any current or proposed related person transactions. In addition, our Code of Ethics addresses conflicts of interest where an individual's personal interests may interfere or conflict with the interests of our Company, including relationships with suppliers, customers or competitors. Conflicts of interest which might impair (or appear to impair) the exercise of judgment solely for the benefit of our Company and our stockholders is prohibited. In general, such conflicts must be approved by our legal department, the employee's supervisor or, in the case of directors, the Audit Committee. Information regarding potential conflicts of interest in violation of our Code of Ethics may be reported to our anonymous reporting hotline, which may be accessed by the Chairman of our Audit Committee, the Chairman of our Board and the highest ranking manager of internal audit.

If a related person transaction is identified by our legal department as one which would be required to be reported in our proxy statement pursuant to applicable SEC regulations, the Audit Committee is responsible for reviewing and approving or ratifying any such related person transaction. In evaluating related person transactions, the Audit Committee members apply the same standards of good faith and fiduciary duty that they apply to their general responsibilities as members of the Audit Committee and as individual directors. The Audit Committee may approve a related person transaction when, in its good faith judgment, it determines that the transaction is in the best interests of our Company and our stockholders.

There were no transactions with related persons that required disclosure under applicable SEC regulations during the fiscal year ended March 31, 2017, nor are any such transactions currently proposed.

Director Independence

Our Corporate Governance Guidelines, as well as applicable NYSE rules, require that our Board be comprised of a majority of directors who satisfy the criteria for independence set forth in the NYSE rules. These guidelines help ensure that the interests of our Board and management are aligned with the interests of our stockholders, and that we are in compliance with applicable securities exchange rules and regulatory requirements. An independent director is one who our Board affirmatively determines has no material relationship with our Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with our Company) and otherwise meets the requirements of the NYSE rules.

Based on the independence requirements set forth in our Corporate Governance Guidelines, our Board has determined that each of our directors, other than Mr. Martinez and Mr. Powers, is an "independent director" pursuant to NYSE rules. Accordingly, each of the following directors is an “independent director”: John M. Gibbons, Karyn O. Barsa, Nelson C. Chan, Michael F. Devine, III, John G. Perenchio, James Quinn, Lauri M. Shanahan and Bonita C. Stewart. In addition, all members of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meet the independence standards set forth in the SEC and NYSE rules, as applicable.

Item 14. Principal Accounting Fees and Services

Fees for Services Rendered by Independent Registered Public Accounting Firm

The following table sets forth approximate fees for services rendered by KPMG LLP (KPMG), our independent registered public accounting firm, for the fiscal years ended March 31, 2017 and 2016:

FEES	2017	2016
Audit Fees ($)	2,738,000	2,438,000
Audit-Related Fees ($)	—	—
Tax Fees ($)	11,000	10,000
All Other Fees ($)	—	—
Total Fees ($)	2,749,000	2,448,000
Audit Fees
The audit fees presented above for the fiscal years ended March 31, 2017 and 2016 include fees associated with the audit of our consolidated balance sheets, the related consolidated statements of comprehensive income, stockholders' equity and cash flows, and the audit of internal control over financial reporting, as well as the reviews of our quarterly reports on Form 10-Q, and certain statutory audits required internationally.
Audit-Related Fees
Audit-related fees generally consist of fees for assurance and related services that are reasonably related to the performance of the audit of our annual reports on Form 10-K and review of our quarterly reports on Form 10-Q. There were no audit-related fees incurred during the fiscal years ended March 31, 2017 and 2016.

Tax Fees

Tax fees include fees incurred for tax services, including tax compliance, tax advice and tax planning for income taxes and customs matters.

All Other Fees

There were no other fees for services rendered by KPMG LLP incurred during the fiscal years ended March 31, 2017 and 2016 other than those disclosed above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee administers our engagement of KPMG and pre-approves all of KPMG's audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of KPMG, and whether for reasons of efficiency or convenience it is in the best interests of our Company to engage KPMG to perform the services. The Audit Committee has determined that the performance by KPMG of the non-audit services listed above as "Tax Fees" did not affect their independence.
Prior to engagement, the Audit Committee pre-approves all independent registered public accounting firm services.

During the year, circumstances may arise under which it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires that those services be submitted to the Chairman of the Audit Committee for specific pre-approval before our Company can engage the independent registered public accounting firm to provide such services. The Chairman of the Audit Committee is then required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting for approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

3. Exhibits:
The documents listed in the Exhibit Index of the Original Filing, and the documents listed in the Exhibit Index of this Amendment, are filed or furnished with, or incorporated by reference into, this Annual Report, in each case as indicated therein.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

DECKERS OUTDOOR CORPORATION (Registrant)
/s/ THOMAS A. GEORGE
Thomas A. George Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID POWERS	Chief Executive Officer, President and Director (Principal Executive Officer)	July 28, 2017
David Powers

/s/ THOMAS A. GEORGE	Chief Financial Officer (Principal Financial and Accounting Officer)	July 28, 2017
Thomas A. George

/s/ ANGEL R. MARTINEZ	Chairman of our Board	July 28, 2017
Angel R. Martinez

/s/ MICHAEL F. DEVINE, III	Director	July 28, 2017
Michael F. Devine, III

/s/ KARYN O. BARSA	Director	July 28, 2017
Karyn O. Barsa

/s/ JOHN M. GIBBONS	Director	July 28, 2017
John M. Gibbons

/s/ JOHN G. PERENCHIO	Director	July 28, 2017
John G. Perenchio

/s/ LAURI M. SHANAHAN	Director	July 28, 2017
Lauri M. Shanahan

/s/ JAMES QUINN	Director	July 28, 2017
James Quinn

/s/ BONITA C. STEWART	Director	July 28, 2017
Bonita C. Stewart

/s/ NELSON C. CHAN	Director	July 28, 2017
Nelson C. Chan

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*31.3	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, dated July 28, 2017

*31.4	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, dated July 28, 2017

*	Filed herewith.